Form 10KSB40
period 1996-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1997-04-14
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 000-22061

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                 (Name of Small Business Issuer in its Charter)

        NEVADA                                             76-0157248
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      600 CENTURY PLAZA DRIVE, BUILDING 140
                            HOUSTON, TEXAS 77073-6016
                                 (281) 821-3200

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The net sales for the Company for the fiscal year ended December 31, 1996 were $5,536,960.

The aggregate market value of the voting stock held by non-affiliates of the Company on March 31, 1997 was $23,371,955. The number of shares outstanding of the Company's common stock on March 31, 1997 was 13,129,999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Responses to Items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

Transitional Small Business Disclosure Format (Check One)      Yes [ ]  No  [X]

                                     PART I

        THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONNECTION WITH THE MORE DETAILED INFORMATION CONTAINED HEREIN AND IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, AND THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND OTHER UNCERTAINTIES. REFERENCES TO THE "COMPANY" OR TO "IDS" REFER TO INDUSTRIAL DATA SYSTEMS CORPORATION. REFERENCES TO "THERMAL" REFER TO THE RECENT ACQUSITION OF THERMAIRE, INC., DBA THERMAL CORP.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

        INDUSTRIAL DATA SYSTEMS CORPORATION

        Industrial Data Systems Corporation ("IDS") was incorporated in the State of Nevada in June 1994. The Company's principal executive offices are located at 600 Century Plaza Drive, Building 140, Houston, Texas 77073. The Company's telephone number is (281) 821-3200.

        IDS has never filed for protection under the bankruptcy protection act, nor has the Company or any of its assets been in receivership or any other similar proceedings.

        The Company's revenue is derived from two operating segments: the Industrial Products Division ("IPD") and the IDS Engineering Division ("IED"). The IPD is a provider of specialized microcomputer products that are targeted to be sold to the industrial market. The IPD manufactures and sells industrial and portable computers, microcomputers and color CRT monitors under the Company's trade name, which include the SafeCase Series 3000, 4000, 5000 and 7000. The microcomputer and peripheral products are designed to be used in industrial applications, which include manufacturing, process control, discrete manufacturing, data acquisition and man-machine interfaces. The computers and monitors that are manufactured by the Company are different from conventional, commercial desktop and portable computers by its architecture, packaging, functionality, integration services and value-added software. The computer products manufactured by the IPD are "open systems" that support "off-the-shelf" software operated under DOS or Windows. The Company also derives revenue from the integration and resale of industrial computer products manufactured by other companies. Recently introduced products include the SafeCase Candere Workstation Series which are more fully described below.

        The IPD positions itself to provide engineered industrial personal computers. The IPD adds value to standard computer components by packaging these components in enclosures which withstand tough environmental conditions and/or enclosures that have a special form factor. The Company also adds value by integrating and technically supporting advanced microcomputer systems.

        The IED offers engineering services to the pipeline division of major integrated oil companies. These services are performed on facilities that include cross-country pipelines, pipeline pump stations, compressor stations, metering facilities, underground storage facilities, tank storage facilities and product loading terminals. The management team of the IED has the capability of developing a project from the initial planning stages through detailed design and construction management. The services provided include project scoping, cost estimating, engineering design, material procurement, mechanical fabrication, in addition to project and construction management.

        The IED has ten blanket service contracts currently in place to provide services on a time and materials reimbursable basis. The IED also performs services for its clients on a turnkey lump sum basis. The Company has a long standing relationship with Exxon Pipeline Company, Arco Pipeline Company, Marathon Pipeline Company and Texas Eastern Products Pipeline Company. New business relationships with other major oil companies are developed through in-house personnel.

        THERMAIRE, INC. DBA THERMAL CORP.

        Thermaire, Inc. dba Thermal Corp, a subsidiary of the Company, was acquired on February 14, 1997. Thermal is engaged in the manufacture of commercial and industrial air handling equipment which services all major consumers of such equipment. Thermal began operations in 1945 and has built a prominent reputation in the commerical and industrial air handling industry for its quality products. As of March 31, 1997, Thermal employed approximately 40 employees. Thermal owns and occupies a 37,735 square foot facility on approximately 4.5 acres which consists of approximately 2,500 square feet of office space and 35,200 square feet of manufacturing area located in Houston, Texas.

        Thermal's product lines consist of a variety of cooling, heating and ventilating equipment. The wide range of sizes and models in each product line coupled with Thermal's manufacturing flexibility provides vast freedom in air handling equipment choice. Thermal's quality air handling products include Central Plant Air Conditioners, Multizone Air Conditioners, High Pressure Air Conditioners, and Air Cooled Condensers. Thermal also manufactures Fan Coil Units, Cooling and Heating Coils, and Roof Top Air Handlers.

        Thermal's product lines are sold and distributed through an extensive network of national sales representatives made up of approximately 30 representative organizations in the US. Many sales leads have been obtained through visibility gained at industry trade shows around the country, the most prominent of which is the annual ASHRAE show. Thermal's ability to customize their standard product line to meet non-standard applications allows them to command a premium pricing structure for their air handling products. Thermal obtains a large percentage of their sales based on their ability to manufacture and deliver the air handling products in an expedient manner. Thermal's products are sold nationwide to Fortune 500 companies. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations.

        Major competitors of Thermal in the commercial segment are Trane, Carrier, and York. Those competitors who have a strategy similar to Thermal are Temptrol, Pace, and LaSalle Manufacturing. Thermal's maket share is estimated to be less than 1% in the United States. We believe that this is a unique market with few competitors. The Company plans to expand its share of the market through increased marketing efforts and by replacing dormant sales representatives with those with higher profile in existing territories. We plan to offer units which have more value added features which include integrated electronic control systems

        The most prominent trend in the air handling industry is the movement toward double wall design of the air handling units as opposed to single wall design. A single wall unit has one outer wall with interior insulation which is in constant contact with the air flow. In a double wall unit, the insulation is enclosed between two layers of metal, both interior and exterior, thus preventing the air flow to come in contact with the insulation. This method of design relieves environmental concerns about the quality of air provided to inhabitants of commercial buildings. More than 80% of Thermal's products incorporate this double wall design feature. See "Acquisitions - Acquisition of Thermaire, Inc. dba Thermal Corp." for additional information relating to this acquisition.

ACQUISITIONS

        HISTORY

        Industrial Data Systems, Inc., a Texas corporation, was incorporated in May 1985, to provide engineering consulting services to the pipeline divisions of major integrated oil companies. The Company grew slowly to ten employees in 1989. At that time, a strategic decision was made by management to enter the industrial computer marketplace. In 1989, the Company designed and built its first industrial computer and in 1991, hired its first marketing manager. The Company continued to support both businesses and developed its industrial computer business through nationwide advertising. Its product sales grew through the creation of new product lines.

        ACQUISITION OF INDUSTRIAL DATA SYSTEMS, INC.

        On August 1, 1994, the Company entered into an agreement to purchase all of the issued and outstanding shares of Industrial Data Systems, Inc., a Texas corporation, in a tax-free exchange of Common Stock. The Company issued 9,500,000 shares of its Common Stock to William A. Coskey and Hulda L. Coskey, with each individual beneficially holding 4,762,800, and 4,750,000, respectively. William A. Coskey and Hulda L. Coskey beneficially held all of the issued and outstanding shares of the Common Stock of Industrial Data Systems, Inc., a Texas corporation, at the time of the acquisition. William A. Coskey held the positions of Chairman of the Board, Chief Executive Officer and President of Industrial Data Systems, Inc., and Hulda L. Coskey held the positions of Director, Vice President and Secretary/Treasurer of Industrial Data Systems, Inc. The executive officers, management team and beneficial ownership of securities held by the executive officers were the same in both companies at the time of the transaction.

        ACQUISITION OF THERMAIRE, INC. DBA THERMAL CORP.

      The Company entered into an Agreement with the owners of Thermaire, Inc. dba Thermal Corp. on August 15, 1995 to acquire Thermaire, Inc. dba Thermal Corp. in a contingent purchase transaction. The Company issued 600,000 shares of Common Stock which were held in an escrow account pending completion of the acquisition by the Company exercising its option to pay $600,000 and obtain a release of the shares. The Company's option to acquire Thermaire, Inc. dba Thermal Corp. was later renegotiated and exercised on February 14, 1997 with the exchange of 193,719 shares of Common Stock and $212,563 in cash. Upon completion of the acquisition, the 600,000 shares of Common Stock previously included in the original Escrow Agreement were canceled. In connection with this transaction, Thermaire, Inc. dba Thermal Corp purchased the previously leased facilities of Thermaire, Inc. dba Thermal Corp., on February 28, 1997 for a cash consideration of $500,000, subject to the completion of the contingent purchase transaction. Bank financing in the amount of $450,000 was obtained for the purpose of purchasing these facilities. The audited financial statements of Thermaire, Inc. dba Thermal Corp. are included herein as Exhibit 99 and the proforma financial statements giving the effect to the acquisition for the combined companies is included as Exhibit 99.1. Financial statements of Thermaire, Inc. dba Thermal Corp. will be consolidated with the Company's financial statements prospectively from the date of acquisition. See "Subsequent Events" included in the Accompanying Notes to the Consolidated Financial Statements of Industrial Data Systems Corporation for additional information relating to this acquisition.

NEW PRODUCTS

        INTRODUCTION OF SAFECASE SERIES 400

        On August 14, 1996, the Company announced the introduction of the SafeCase Series 400 computer as its latest entry into the industrial portable computer market. This computer is the industrial equivalent of a contemporary commercial grade notebook computer. The size of the computer is 9" wide by 12" in length and 5" in height and provides the same basic footprint as commercial grade laptop computers, and complements the performance, durability and reliability of the Company's other industrial computers. The SafeCase Series 400 is designed to be utilized in an environment with mild and severe weather conditions, from light rain to gusting winds and temperatures ranging from nine to 50 degrees Celsius, and is constructed to withstand shock at 10G and vibration loads of 0.5mm within a five to 100 Hz range. The SafeCase Series 400 is a fully featured portable computer with an introduction price of $4,695. Initial deliveries of this computer are now scheduled to commence during the 2nd quarter of 1997.

        INTRODUCTION OF CANDERE WORKSTATION SERIES

        The Company recently introduced two new workstation products which utilize Sun Microsystems SPARC technology. These products, packaged as either tower or rack mount units are designed for the industrial and/or the communications based environments. These new products will allow the Company to participate in the $4 billion workstation market for Sun hardware. The new technology uses PCI Bus expansion slots to allow for lower cost, higher performance peripherals available in the PC world to be incorporated in the Sun hardware market at a dramatic cost savings. Advertisement of the Candere Workstation Series will be implemented via the Company's direct sales force, direct mail, trade publications, telemarketing, and Sunworld On Line Product Showcase which has a hot-link directly to the Company's own Internet home page. Delivery of these products will begin in the second quarter of 1997 with an introductory price of approximately $9,000 per unit.

        The Company plans to increase sales through the introduction of additional computer products in 1997, and it is in the process of researching complementary computer products which are suitable to the industrial computer market.

INDUSTRY OVERVIEW

        The market for computer products and services has experienced significant growth in recent years and the use of such products and services within organizations has been impacted by several concurrent trends. The introduction of LANs (local area networks) and WANs (wide area networks) has allowed organizations to supplement or replace expensive, centralized mainframe computer systems with more flexible and affordable PC-based client/server platforms. The emergence of widely accepted industry standards for hardware and software has increased the acceptance of open architecture LANs and WANs which can and frequently do contain products from numerous manufacturers and suppliers. Industrial personal computers and workstations are displacing other controllers in a growing number of applications. Suppliers of office grade (white box) personal computers have a price advantage. However, the necessity of "hardened" units for difficult industrial environments ensures growth in the sales of industrial personal computers and workstations.

        The worldwide industrial personal computer and workstation industry is one that predominantly services OEM (Original Equipment Manufacturer) and systems integrator applications. Growth is expected to be slightly higher for OEM and systems integrator applications than for end-user applications. Quality, reliability, shock resistance and speed of operation are key factors of significance for the user. The ability of the user to use the industrial personal computer in rugged environments, such as harsh office, light industrial and heavy industrial applications is also essential.

        Users have needs and expectations that will affect product designs in the industrial computer market. The type of backplane that is used, is of critical importance as it affects ruggedness, expandability and price. The supply side of the market is moving in diverse directions depending on price and performance. High-end industrial personal computer and workstation vendors are shifting more to active backplanes in order to lower prices, while low-end vendors are continuing to use predominantly passive backplanes to meet user demands for expansion and ease of servicing.

        The industrial personal computer market is following the desktop market in terms of bus architectures with industrial modifications. The ISA (Industry Standard Architecture) bus will remain the industry standard for primary buses, and will be integrated in hybrid form with PCI (Peripheral Component Interconnect) in a large percentage of shipments. The average number of board expansion slots is expected to increase over the next five years. The number of PCMCIA slots is expected to remain the same, but more industrial PCI computers and workstations will have these features. The industrial personal computer and workstation market is moving heavily in the direction of Pentium, which will be followed by P-6, P-7 and Power PC microprocessors.

        The most popular enclosure type for industrial personal computers and workstations is rack mount. Panel mount is the second most popular enclosure for light and heavy industrial conditions, and third most popular for harsh office conditions. Bench top, desktop and tabletop is the second most popular for harsh office, and the third most popular enclosure type for light and heavy industrial environments. Relative use of these enclosures are expected to shift only slightly over the next five years, as are those of lesser used pedestal mounts, hand held, notebooks and luggable portables.

        Distribution channels for computer products changed significantly commencing in the early 1990's. During that period, many manufacturers of computers began to scale back their sales forces and, in order to ensure the continued wide distribution of their products, started to offer their products to wholesale computer distributors which previously had sold only software and peripheral equipment. In addition, manufacturers also began allowing resellers to purchase products from more than one distributor, a practice known as "open sourcing". Expanding computer sales to distributors and allowing open sourcing intensified price competition among suppliers.

        Rapid technological improvements in computer hardware and the introduction of new software operating systems have also created the need to expand or upgrade existing networks and systems. At the same time, price decreases have made such networks and systems affordable to a larger number of organizations. The Company believes that these trends have increased the general demand for computer products and related information technology services.

        The advent of open architecture networks has also impacted the market for information technology services. Wider use of complex networks involving a variety of manufacturer's equipment, operating systems and application software has made it increasingly difficult to diagnose problems and maintain the technical knowledge and repair parts necessary to provide support services. Increasingly, organizations seeking computer products often require prospective vendors not only to offer products from many manufacturers and suppliers, but to have available and proficient service expertise to assist them in product selection, system design, installation and post-installation assistance and service. The

Company believes that the ability to offer customers a comprehensive solution to their information technology needs, including the ability to work within its customers' industrial environments as integral members of their management information system staff, are increasingly important in the marketplace.

COMPETITION

        The Company competes against various companies across its different product lines. The Company's line of industrial portable computers compete with products manufactured by Fieldworks, Dolch and Kontron. The Company's industrial computer products which are mountable in a 19" equipment rack compete with products from Advantek, Contec and Industrial Computer Source. There is also competition from much larger suppliers of commercial grade computers, such as Compaq, Dell, Toshiba and IBM. This commercial competition effectively sets pricing for the Company's product line, since the Company's customers are willing to pay a premium for industrial grade computers which is usually limited to approximately two times the equivalent of commercial grade products.

        The Company believes that its products compete effectively based on its engineering responsiveness to specific industrial market requirements, the resulting functional specialization of its products, and its strategy of focusing on relatively "sheltered" market niches where major competitors have difficulty in tailoring their offerings to specific application requirements. These strategies help offset the greater name recognition and broader service and support resources of the Company's major competitors.

         The Company is engaged in business activities that are targeted to industrial markets which are less competitive and typically generate greater profit margins. The Company believes that the principal competitive factors in the business in which it operates are price and performance, product availability, technical expertise, adherence to industry standards, financial stability, service support and reputation. The pricing competition for the Company's IPD segment is from large manufacturers of commercial grade computer products. The IPD's pricing of its computer product line is governed by pricing in the commercial market. The pricing competition of the IED segment has intensified as a result of an increase in temporary personnel contracting agencies who can perform services at a higher volume level and lower profit margin. Some of the Company's current and potential competitors have longer operating histories and financial, sales, marketing, manufacturing, distribution, technical and other competitive resources which are substantially greater than those of the Company. As a result, the Company's competitors may be able to adapt more quickly to changes in customer demands or to commit resources to sales and service of its products than the Company has available. Such competitors could also seek to increase their presence in the markets where the Company is providing sales and services by creating strategic alliances with other competitors of the Company, by offering new or improved products and services to the Company's customers or increasing their efforts to gain and retain market share through competitive pricing.

        The Company's largest supplier, Microbus, Inc., a vendor of CPU boards accounted for approximately 18% of total purchases for the year ended December 31, 1996. The CPU boards are purchased on individual purchase orders. The Company does not have a long term contract with Microbus, Inc. to purchase the CPU boards. In the event that this supplier could not provide CPU boards to the Company, the Company believes that it would not have an adverse affect on the Company's results of operations due to an abundance of suppliers of CPU boards in the marketplace.

BUSINESS STRATEGY

        The Company intends to increase market share and market penetration through its existing product line, and also increase its sales through strategic relationships with other computer manufacturers. On September 20, 1996, the Company announced that it had entered into a Volume Purchasing Agreement with Texas Microsystems, a division of Sequoia Systems, Inc. Under the terms of the Purchasing Agreement, the Company will purchase OEM subsystems from Texas Microsystems and act as an authorized systems integrator for their industrial computer products. Texas Microsystems is a leading manufacturer of industrial computer CPU boards and chassis products. The Company continues to actively pursue similar OEM contracts with several major suppliers in the industrial computer and desktop workstation marketplace.

        The Company also intends to continue to pursue potential acquisitions of complementary businesses. The success of this strategy depends not only upon the Company's ability to acquire complementary businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain customers of acquired firms. No specific acquisitions are being negotiated or planned as of the date of this Annual Report on Form 10-KSB and there can be no assurance that the Company will be able to find suitable acquisition candidates or be successful in acquiring or integrating such businesses. Furthermore, there can be no assurance that financing required for any such transactions will be available on satisfactory terms.

        In order to achieve its growth objective, the Company intends to commence with the expansion of its national marketing network to increase sales of its current line of proprietary industrial computer products. This expansion into new locations within the United States will require additional in-house sales personnel and sales representatives.

PRODUCTS

        INDUSTRIAL PRODUCTS DIVISION

        The Company's Industrial Products Division ("IPD") provides Intel microprocessor-based microcomputer systems and system components that are extremely dependable and can withstand harsh weather conditions and demanding work environments. These computer systems are designed to withstand a wide fluctuation in temperatures, shock waves, vibration, electromagnetic and radio frequency interference, in addition to airborne dust particles and excessive moisture.

               SAFECASE SERIES 3000

        The SafeCase Series 3000 is a microcomputer designed to be operated at sites where temperature, vibration and airborne dust particles are of primary concern. This microcomputer is designed to accommodate either active motherboard CPUs or passive backplanes with plug-in CPUs. Being extremely adaptable, it can be configured to accommodate various types of CPU boards, in addition to the installation of various floppy and hard drives. The microcomputer enclosure is constructed of 16 gauge steel and is pressurized by a filtered push-pull fan cooling system to prevent dust particles and other matter from entering into the computer. All of the computer components are modularly installed and shock mounted. The SafeCase Series 3000 is suitable for installation in a standard 19" equipment rack.

               SAFECASE SERIES 4000

        The SafeCase Series 4000 is a durable, rugged portable computer designed to be operated under extremely harsh environmental conditions normally encountered at industrial and commercial locations. The computer is constructed with a four slot passive backplane and three full-size open bus slots to allow the user to customize it with industry standard add-in boards. These computers are designed with dual cooling fans to control heat build-up, are fully gasketed to prevent the penetration of moisture and dust particles, and has a shock mounted disk drive which together enhance its service life. The locations and sites under which these computers are generally operated are unlike the environmental conditions under which the plastic notebook and laptop computers are operated. To complement the durability of the SafeCase Series 4000, its sturdy aluminum carrying case has been designed to withstand excessive mechanical loads.

               SAFECASE SERIES 5000

        The SafeCase Series 5000 is a color CRT computer monitor designed with a resolution of 1024 x 768 pixels, positive pressure fan and filter which protects against internal damage from airborne dust particles, and is mountable in a 19" equipment rack. This monitor can be interfaced with a touch screen adapter. The color CRT computer monitor is available in 14" and 20" diagonal models.

               SAFECASE SERIES 7000

        The SafeCase Series 7000 is a microcomputer designed for applications which require an industrial computer to be mounted on a wall or attached to machinery or other equipment. The features of this microcomputer include a six slot passive backplane and plug-in CPU board, a positive pressure, filtered cooling system, two drives which will accommodate either floppy or hard disks in addition to a 150 watt power supply.

IPD PRODUCT DEVELOPMENT

        The Company's engineering strategy is to continue to develop differentiated microprocessor based capabilities that can be delivered in "open-systems" using industry standard technology. Through this product development strategy, the Company is able to provide highly reliable and readily available microcomputers that are compatible with "off-the-shelf" application software and hardware. These microcomputers can also provide a much greater degree of system availability to users by focusing on reliability as its main feature.

        Product development during calendar 1997 will be concentrated on the completion of and revisions to the previously announced SafeCase 400 product. Revisions will also be made to the current SafeCase 4000 product line to increase functionality and reduce cost. In addition, the Company will continue to extend its products offerings to include high-end computer platforms. These enhancements will include the latest Pentium, Pentium Pro and/or Sun Sparc processors. SALES AND MARKETING

        IPD

        Revenues derived from the IPD are approximately 53% in-house direct sales, approximately 42% from sales representatives and approximately 5% from catalog distributors sales.

        IED

        Revenues derived from the Company's IED are 100% direct in-house sales.

        DIRECT SALES

        The Company's SafeCase Series of computer products are primarily marketed through commissioned third-party sales representatives. These sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. The Company believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service which create and maintain the foundation for long-term relationships with its customers. The Company's in-house sales personnel receive a salary in addition to commission, which is based upon a percentage of their sales. The Company believes that its past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel. The Company promotes its products and services through general and trade advertising, participation in trade shows and through telemarketing and most recently through on-line Internet communication via the Company's home page. The Company believes that a significant percentage of new customers of its SafeCase Series of computer products originates through word-of-mouth referrals from existing customers and industry members, such as manufacturers representatives. Additionally, the sales personnel of its IPD seek to capitalize on customer relationships that have been developed by its IED personnel. Sales leads developed by this synergy are then jointly pursued. The IPD's customer base of over 200 accounts consists primarily of Fortune 500 companies in all industry segments within the United States.

        OTHER METHODS OF SALES

        Sales of the IPD are primarily generated through commissioned sales representatives and its in-house direct sales force. The Company also has an arrangement with two catalog distributors that offer industrial computer products and related peripherals. The SafeCase 4000 product is sold through catalog distribution. This method of sales currently accounts for approximately 5% of IPD's total revenue.

        All in-house sales personnel are located at the Company's principal executive offices in Houston, Texas. The IPD does not anticipate hiring direct regional sales managers who would be located in other states.

        GOVERNMENT CONTRACTS

        Sales to branches of the United States government have accounted for less than 1% of total revenue.

CUSTOMERS

        The Company's top ten customers (which varied from period to period) accounted in the aggregate for approximately 90% and 82% of the Company's total revenue during 1995 and 1996, respectively. The Company had one customer that accounted for 65% and 39% of the Company's total revenue for the same periods. Based upon historical results and existing relationships with customers, the Company believes that although efforts are being made to diversify its client base a substantial portion of its total revenue and gross profit will continue to be derived from sales to existing customers.

There are no long-term commitments by such customers to purchase products or services from the Company. Sales of the Company's computer products are typically made on a purchase order basis. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations. Similarly, the loss of any one of the Company's largest customers or the failure of any one of such customers to pay its accounts receivable on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels. There can be no assurance that the Company's customers for its engineering services will continue to enter into contracts with the Company for such services or that existing contracts will not be terminated.

CUSTOMER SERVICE AND SUPPORT

        The Company provides service and technical support to its customers in varying degrees depending upon the product line and on customer contractual arrangements. The Company's Houston based technical support staff provides initial telephone trouble shooting services for end-user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns and tracking completion of repaired goods in support of customer requirements. Technical support also provides on-site engineering support in the event that a technical issue can not be resolved over the telephone. The Company generally provides end-user purchasers of its systems with a one year warranty.

DEPENDENCE UPON SUPPLIERS

        The Company's business depends upon its ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. The Company's suppliers are not obligated to have products on hand for timely delivery to the Company nor can they guarantee product availability in sufficient quantities to meet the Company's demands. There can be no assurance that such products will be available as required by the Company at prices or on terms acceptable to the Company. The Company procures a majority of its computers, computer systems and computer components from distributors in order to obtain competitive pricing, maximize product availability and maintain quality control. In some cases, the Company's computer components are purchased through a single source. The Company does not always have a long term purchasing contract in place to purchase computer components from single sources. In the normal course of business, the Company executes blanket purchase orders with its major suppliers for a period of one year in order to maintain competitive pricing and service. The purchase orders include provisions for the delivery, on a monthly basis, of an adequate supply of computer parts to fulfill the Company's orders for a one year period.

        The Company relies on a few key contract manufacturers for the manufacture of some components used in the assembly of its microcomputers. Although such subcontracting arrangements offer cost and capacity advantages, and would eliminate the need to incur certain capital expenditures associated with manufacturing, reliance on third party manufacturers gives the Company less control over the manufacturing process for these components than if it undertook such activities itself. Any failure of such subcontractors to manufacture and deliver components as planned, or any problems with the quality of such components, could have a material adverse effect on the Company's operations.

        The Company purchases from other manufacturers substantially all peripheral devices and components used in its products. A majority of the components and peripherals are available from a number of different suppliers, although certain major items are procured from single sources. The Company believes that alternate sources could be developed for such single source items, if necessary, however, in the event that certain peripheral or component shortages were to occur, it could have an adverse effect on the Company's operations.

        There can be no assurance that the Company will be able to continue to obtain the necessary computer components from its single sources on terms acceptable to the Company, if at all. There can be no assurance that such relationship will continue or that, in the event of a termination of its relationship, it would be able to obtain alternative sources of supply without a material disruption in the Company's ability to provide products to its customers. Any material disruption in the Company's supply of products would have a material adverse effect on the Company's financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE

        The business in which the Company competes is characterized by rapid technological change and frequent introduction of new products and product enhancements. The Company's success depends in large part on its ability to identify and obtain products that meet the changing requirements of the marketplace. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. The Company attempts to maintain a level of inventory required to meet its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Accordingly, the failure of the Company's suppliers to maintain adequate inventory levels of computer products demanded by the Company's existing and potential customers and to react effectively to new product introductions could have a material adverse affect on the Company's financial condition and results of operations. In addition, certain of its computer products are subject to manufacturer or distributor allocations, which limit the number of units available to the Company, therefore, there can be no assurance that the Company will be able to offer new products or product enhancements in sufficient quantities to satisfy customer demand. Failure of the Company to gain sufficient access to new products or product enhancements could also have a material adverse affect on the Company's financial condition and results of operations.

PATENTS, TRADEMARKS, LICENSES

        The Company's success depends in part upon its proprietary technology, and relies primarily on trade secrecy and confidentiality agreements to establish and protect its rights in its proprietary technology. The Company does not own the rights to any U.S. or foreign patents. There can be no assurance that the Company's present protective measures will be adequate to prevent unauthorized use or disclosure of its technology or independent third party development of the same or similar technology. Although the Company's competitive position could be affected by its ability to protect its proprietary and trade secret information, the Company believes other factors, such as the technical expertise and knowledge of the Company's management and technical personnel, and the timeliness and quality of support services provided by the Company, to be more significant in maintaining the Company's competitive position.

EMPLOYEES

        As of March 31, 1997, the Company employed approximately 90 individuals, of which 40 were employed by the Company's subsidiary, Thermaire, Inc. dba Thermal Corp. Of these, approximately four were employed in sales, marketing and customer services, forty were employed in engineering and technical production positions and six were employed in administration, finance and MIS. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plan. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

        The Company does not own any real property and currently leases all of its existing facilities. The Company leases its principal executive offices in Houston, Texas, which consists of approximately 18,155 square feet that has been divided into administrative offices, computer production operations and warehouse facilities. The lease which will expire on August 31, 2000 is for a five year term. Management believes that it has the ability to sustain a 100% sales growth without having to expand its facilities or relocate its offices. The Company also leases office space which consists of approximately 180 square feet in Clarksburg, West Virginia, for the purpose of providing an office facility for engineering and technical employees who reside in that State. This lease will expire on May 31, 1997. The Company intends to continue operations at its West Virginia location and believes that suitable facilities will be available as needed.

      As a result of the acquisiton of Thermaire, Inc. dba Thermal Corp., the land and property previously leased by Thermaire, Inc. dba Thermal Corp. was purchased by Thermaire, Inc. dba Thermal Corp for $500,000., consisting of $50,000 cash advance from Company and a note payable in the amount of $450,000. This property consists of 4.5995 acres of land improved with a 37,725 square foot concrete tiltwall office/manufacturing facility located in Houston, Texas.

ITEM 3.  LEGAL PROCEEDINGS

        From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. To management's knowledge, the Company is not currently involved in any material legal proceedings and is not aware of any legal proceeding threatened against it.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company's Common Stock, $.001 par value per share, is traded on the NASDAQ Electronic Bulletin Board System under the symbol "IDDS".

                                                            HIGH   LOW
                                                           -----  -----
        YEAR ENDED DECEMBER 31, 1995

        First Quarter ...................................  0.750  0.750
        Second Quarter ..................................  1.000  0.375
        Third Quarter ...................................  1.000  0.875
        Fourth Quarter ..................................  1.000  0.750

        YEAR ENDED DECEMBER 31, 1996

        First Quarter ...................................  1.125  0.750
        Second Quarter ..................................  0.875  0.375
        Third Quarter ...................................  4.250  0.875
        Fourth Quarter ..................................  7.250  3.125

        The foregoing figures, are based on information published by Dow Jones Retrieval Service, do not reflect retail markups or markdowns and may not represent actual trades.

        As of the date of this Annual Report on Form 10-KSB, the Common Stock was held by approximately 393 stockholders of record.

                                 DIVIDEND POLICY

        The Company has never declared or paid a cash dividend on the Common Stock. The payment of dividends in the future will depend on the Company's earnings, capital requirements, operating and financial position and general business conditions. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. The Company has not entered into any agreement which restricts its ability to pay dividends on its Common Stock in the future. See "Management's Discussion and Analysis or Plan of Operations."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

        The Company was formed in 1985 to engage in the business of providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from the IED segment. In 1989, the Company introduced its IPD segment and has continued to introduce new products to the marketplace. The IPD segment has generated sales as a percent of total revenue of 29.9% and 37.4%, for 1995 and 1996, respectively, while the IED segment has generated sales as a percent of total revenue of 70% and 62.6% for the same period.

        The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 26.5% in 1995 to 28.6% in 1996 due to the intense price competition characteristic of the computer products market. The gross margin for pipeline engineering services, which reflects direct labor costs, has ranged from 27.9% in 1995 to 28.3% in 1996. The variation is primarily attributable to the pricing and the mix of services provided, and to the level of direct labor as a component of cost during any given period. The overall gross margin for Industrial Data Systems Corporation, which includes both product sales and pipeline consulting services, has varied between 27.5% in 1995 to 28.4% in 1996. This variation reflects the different mix of product sales and the amount of revenue derived from pipeline engineering consulting services from period to period. Revenue from computer product sales accounted for 37.4% of the Company's total revenue for the year ended December 31, 1996. Revenue from pipeline engineering consulting services accounted for 62.6% of the Company's total revenue for the year ended December 31, 1996.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                                                                           YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------------------
                                                                                       1995                           1996
                                                                              -----------------------        -----------------------
                                                                                AMOUNT           %            AMOUNT            %
                                                                              ----------        -----        ----------        -----
Revenue:
  Computer Products ..................................................        $1,354,888         29.9        $2,068,517         37.4
  Consulting Services ................................................         3,170,298         70.1         3,468,443         62.6
                                                                              ----------        -----        ----------        -----
     Total revenue ...................................................         4,525,186        100.0         5,536,960        100.0
Gross Profit:
  Computer Products ..................................................           359,681         26.5           591,303         28.6
  Consulting Services ................................................           885,113         27.9           980,899         28.3
                                                                              ----------        -----        ----------        -----
     Total gross profit ..............................................         1,244,794         27.5         1,572,202         28.4
Selling, general and administrative
expenses..............................................................           758,784         16.8         1,049,879         19.0
Depreciation .........................................................            17,631          0.4            33,689          0.6
                                                                              ----------        -----        ----------        -----
    Operating income .................................................           468,379         10.4           488,616          8.8
Other income (expense) ...............................................           143,153          3.2           120,169          2.2
                                                                              ----------        -----        ----------        -----
     Income before provision
     for income taxes ................................................           611,532         13.5           608,785         11.0
Provision for income taxes ...........................................           244,109          5.4           206,367          3.7
                                                                              ----------        -----        ----------        -----
Net income after income taxes ........................................        $  367,423          8.1        $  402,418          7.3
                                                                              ==========        =====        ==========        =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        TOTAL REVENUE. Total revenue increased by $1,011,774 or 22.4% from $4,525,186 in 1995 to $5,536,960 in 1996. Revenue from the IPD, which comprised 37.4% of total revenue in 1996 increased by $713,629 or 52.7%. The increase in IPD revenue was generally attributable to increased sales to new and existing customers which resulted from the hiring of additional sales personnel, in addition to the introduction of new product lines. Revenue from the IED which comprised 62.6% of total revenue in 1996 increased by $298,145 or 9.4%. The increase in IED revenue was primarily attributable to increased project activity and expansion of its client base.

        GROSS PROFIT. Gross profit increased by $327,408 or 26.3% from $1,244,794 in 1995 to $1,572,202 in 1996. The gross margin for the IED increased from 27.9% in 1995 to 28.3% in 1996. The increase was attributable to increased rates for consulting services which were not totally offset by increased payroll expenses. The gross margin for the IPD increased from 26.5% in 1995 to 28.6% in 1996. This increase was primarily attributable to a sales blend of products that have higher gross margins.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $291,095 or 38.4% from $758,784 in 1995 to $1,049,879 in 1996. As a percentage of total revenue, selling, general and administrative expenses increased from 16.8% in 1995 to 19.0% in 1996. The dollar increase was primarily attributable to an increase in general and administrative expenses and sales compensation to accommodate the Company's growth. Personnel costs, the largest other component of general and administrative expenses, increased at a slower rate than total revenue. Certain general and administrative expenses are relatively fixed, and the Company was able to leverage these expenses as revenue increased during 1996.

        OPERATING INCOME. Operating income increased by $20,237 or 4.3% from $468,379 in 1995 to $488,616 in 1996. Operating income decreased as a percentage of total revenue from 10.4% in 1995 to 8.8% in 1996. The increase in operating income was a result of a increased revenues, slightly higher gross margins coupled with increased selling, general and administrative expenses.

        OTHER INCOME (EXPENSE). Other income decreased by $22,984 or 16.1% from $143,153 in 1995 to $120,169 in 1996. This decrease was primarily due to smaller gains in marketable securities, and by additional interest expense due to higher utilization of the Company's line of credit.

        NET INCOME. Net income after taxes increased by $34,995 or 9.5% from $367,423 in 1995 to $402,418 in 1996. Net income after taxes decreased as a percentage of total revenue from 8.1% in 1995 to 7.3% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of December 31, 1996, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. In addition, the Company had, as of December 31, 1996, $25,000 in additional advances available under its line of credit agreement with a bank. The Company's working capital was $1,158,758 and $2,579,571 at December 31, 1995 and December 31, 1996, respectively.

        CASH FLOW

        Operating activities provided net cash totaling $317,205 and $128,863 during 1995 and 1996, respectively. The Company has not generated significant cash flow from operating activities due to the working capital requirements resulting from the rapid growth of the Company. Trade accounts receivable increased $281,908 and decreased $28,773 for the years ended December 31, 1995 and 1996, respectively. Inventory increased by $42,000 and 81,582 for the same periods.

        Investing activities used cash totaling, $28,805 and $234,920, respectively, during the years ended December 31, 1995 and 1996. The Company's investing activities that used cash during these periods was primarily related to cash advances to an affiliate (Thermaire, Inc. dba Thermal Corp.) and capital expenditures.

        Financing activities provided cash totaling $16,375 and $507,325 during 1995 and 1996. During 1996, $190,000 was provided from the issuance of Common Stock. Additionally, financing activities provided net cash of $42,325 as a result of the net sale of treasury stock, and an increase in borrowings of $275,000 under its line of credit. The Company has additional financing amounts available on its line of credit ($25,000 at December 31, 1996), and the proceeds of $1,000,000 from a private placement of common stock. The line of credit has been used principally to finance accounts receivable and inventory purchases. Of the $1,000,000 proceeds received from the sale of securities, $200,000 was received in 1996 with the remaining balance being paid in full in January, 1997; $787,437 is expected to be used for working capital, and the balance of $212,563 was used to purchase Thermaire, Inc. dba Thermal Corp. Additional bank financing in the amount of $450,000 has been obtained for the purchase of the facilities that Thermaire, Inc. dba Thermal Corp. had been leasing.

        During the next twelve months, the Company expects to incur an estimated $100,000 for capital expenditures, a majority of which is expected to be incurred for specialized computer production equipment. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the Company's level of growth.

        ASSET MANAGEMENT

        The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had trade accounts receivable of $622,512 and $593,739 at December 31, 1995 and 1996, respectively. The number of days' sales outstanding in trade accounts receivable was 50 days and 39 days, respectively. Bad debt expenses have been insignificant (approximately .01%) for each of these periods.

ITEM 7.  FINANCIAL STATEMENTS

        The audited financial statements for Thermaire, Inc. dba Thermal Corp., as of December 31, 1996 are attached hereto and made a part hereof as Exhibit 99 in connection with the Company's acquisition of Thermaire, Inc. dba Thermal Corp. on February 14, 1997. The unaudited proforma condensed consolidated financial information of the combined companies as of December 31, 1996 and for the year then ended are attached hereto and made a part hereof as Exhibit 99.1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

          There are no changes in and disagreements with the Company's accountants on accounting and financial disclosure.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----
Independent Auditor's Report.........................................................................20

Consolidated Balance Sheets, December 31, 1995 and 1996..............................................21

Consolidated Statements of Income for the Years Ended December 31, 1995 and 1996.....................22

Consolidated Statement of Stockholders' Equity for the Years ended December 31, 1995 and 1996...................................................................................23

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995 and 1996
 .....................................................................................................24

Notes to Consolidated Financial Statements...........................................................25

      (a) All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Industrial Data Systems Corporation and Subsidiary dba IDS Technical Services

We have audited the accompanying consolidated balance sheets of Industrial Data Systems Corporation and Subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Industrial Data Systems Corporation and Subsidiary as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Hein & Associates, L.L.P.
Certified Public Accountants
Houston, Texas
February 19, 1997

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                            -------------------------
                                                               1995          1996
                                                            -----------   -----------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents:
    Cash in bank .........................................  $   342,304   $   637,217
    Mutual funds .........................................      231,528       337,883
                                                            -----------   -----------
                                                                573,832       975,100
 Marketable securities, at market value:
    Trading ..............................................      238,423       400,348
    Available-for-sale ...................................       32,655        56,781
                                                            -----------   -----------
                                                                271,078       457,129
 Account receivable - trade, less
  allowance for doubtful accounts of
  approximately $11,000 and $16,000
  in 1996 and 1995, respectively .........................      622,512       593,739
 Note receivable from an affiliate .......................         --          84,936
 Inventory ...............................................      139,514       221,096
 Note receivable from sale of common stock ...............         --         799,999
 Note receivable from stockholder ........................         --          50,000
 Advances to affiliate ...................................         --          30,000
 Prepaid assets and deferred costs .......................       48,858
                                                            -----------   -----------
       Total current assets ..............................    1,606,936     3,260,857
                                                            -----------   -----------
PROPERTY AND EQUIPMENT, net ..............................      106,283       122,578

OTHER ASSETS .............................................        2,000         2,000
                                                            -----------   -----------
       Total assets ......................................  $ 1,715,219   $ 3,385,435
                                                            ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank ....................................  $    50,000   $   325,000
 Accounts payable ........................................      113,478        57,698
 Income taxes payable ....................................      166,986       128,065
 Accrued expenses and other current liabilities ..........      117,714       170,523
                                                            -----------   -----------
       Total current liabilities .........................      448,178       681,286

DEFERRED INCOME TAX ......................................       31,423        34,010

COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 13)

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares
    authorized; 13,129,999 shares issued in 1996;
    10,630,000 shares issued in 1995 .....................       10,630        13,130
 Additional paid-in capital ..............................      817,397     1,829,684
 Retained earnings .......................................      439,977       842,395
 Net unrealized gain on marketable securities ............        1,289         1,068
                                                            -----------   -----------
                                                              2,686,277     1,269,293
 Treasury stock, 38,700 and 19,800 shares in 1995
   and 1996, respectively, at cost .......................      (33,675)      (16,138)
                                                            -----------   -----------
 Total stockholders' equity ..............................    1,235,618     2,670,139
                                                            -----------   -----------
       Total liabilities and stockholders' equity ........  $ 1,715,219   $ 3,385,435
                                                            ===========   ===========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          YEARS ENDED DECEMBER 31,
                                                         -------------------------
                                                            1995          1996
                                                         -----------  ------------
OPERATING REVENUES:
 Product sales ........................................  $ 1,354,888  $  2,068,517
 Consulting fees ......................................    3,170,298     3,468,443
                                                         -----------  ------------
                                                           4,525,186     5,536,960
EXPENSES:
 Cost of revenues:
    Product ...........................................      995,207     1,477,214
    Consulting ........................................    2,285,185     2,487,544
 Selling, general and administrative ..................      758,784     1,049,897
 Depreciation .........................................       17,631        33,689
                                                         -----------  ------------
                                                           4,056,807     5,048,344
OTHER INCOME (EXPENSE):
 Realized gains on marketable securities, net .........       97,727        86,824
 Net unrealized gains (losses) on marketable securities       29,932        20,389
 Interest income (expense), net .......................        8,653          (456)
 Other income .........................................        6,841        13,412
                                                         -----------  ------------
                                                             143,153       120,169
                                                         -----------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES ..............      611,532       608,785

PROVISION FOR INCOME TAXES:
 Federal ..............................................      217,572       185,468
 State ................................................       26,537        20,899
                                                         -----------  ------------
                                                             244,109       206,367
                                                         -----------  ------------
NET INCOME ............................................  $   367,423  $    402,418
                                                         ===========  ============
NET INCOME PER COMMON SHARE ...........................  $       .04  $        .04
                                                         ===========  ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ............  $10,002,630  $ 10,056,735
                                                         ===========  ============

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                                  NET
                                                                                               UNREALIZED
                                                                                               GAIN (LOSS)
                                                     COMMON STOCK      ADDITIONAL                  ON
                                                  -------------------    PAID-IN     RETAINED   MARKETABLE   TREASURY
                                                    SHARES     AMOUNT    CAPITAL     EARNINGS    SECURIES     STOCK        TOTAL
                                                  ----------  -------  -----------   ---------   --------   ---------   -----------
BALANCES, January 1, 1995 ......................  10,000,000  $10,000  $   808,977   $  72,554   $  3,057   $    --     $   894,588
     Stock issuance ($.30 share) ...............      30,000     --          8,970        --         --          --           9,000
     Purchases of treasury stock
       (64,500 shares) .........................        --       --           --          --         --       (58,750)      (58,750)
     Sales of stock from treasury
       (25,800 shares) .........................        --       --             50        --         --        25,075        25,125
     Stock issued in connection
       with contingent purchase ................     600,000      600         (600)       --         --          --            --
     Change in unrealized gain
       on marketable securities ................        --       --           --          --       (1,768)       --          (1,768)
     Net income ................................        --       --           --       367,423       --          --         367,423
                                                  ----------  -------  -----------   ---------   --------   ---------   -----------
BALANCES, December 31, 1995 ....................  10,630,000   10,630      817,397     439,977      1,289     (33,675)    1,235,618
     Stock issuance ($.40 share),
       net of $10,000 of offering
       costs ...................................   2,499,999    2,500      987,499        --         --          --         989,999
     Purchases of treasury stock
       (10,500 shares) .........................        --       --           --          --         --        (8,188)       (8,188)
     Sale of stock from treasury
       (29,400 shares) .........................        --     24,788         --          --         --        25,725        50,513
     Change in unrealized gain on
       marketable securities ...................        --       --           --          --         (221)       --            (221)
     Net income ................................        --       --           --       402,418       --          --         402,418
                                                  ----------  -------  -----------   ---------   --------   ---------   -----------
BALANCES, December 1, 1996 .....................  13,129,999  $13,130  $ 1,829,684   $ 842,395   $  1,068   $ (16,138)  $ 2,670,139
                                                  ==========  =======  ===========   =========   ========   =========   ===========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          YEARS ENDED DECEMBER 31,
                                                                                                      ------------------------------
                                                                                                        1995                1996
                                                                                                      ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................................................          $ 367,423           $ 402,418
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ...........................................................................             17,631              33,689
    Increase in trading securities, net ....................................................            (81,435)           (161,925)
    Changes in:
       Accounts receivable - trade .........................................................           (281,908)             28,773
       Inventory ...........................................................................            (42,200)            (81,582)
       Accounts payable ....................................................................             42,965             (55,780)
       Income tax payable ..................................................................            101,426             (38,921)
       Accrued expenses and other current liabilities ......................................             48,891              52,809
    Deferred income tax expense ............................................................             41,098              14,617
    Non-cash compensation provided to officers .............................................            103,305                --
    Other, net .............................................................................                  9             (65,235)
                                                                                                      ---------           ---------
       Net cash provided by operating activities ...........................................            317,205             128,863

CASH FLOWS FROM INVESTING ACTIVITIES:
 Note receivable from affiliate ............................................................               --               (84,936)
 Advances on note receivable from stockholder ..............................................               --               (50,000)
 Capital expenditures ......................................................................            (85,388)            (49,984)
 Purchases of available-for-sale securities ................................................            (76,367)            (24,000)
 Proceeds from sale of available-for-sale securities .......................................            132,950               4,000
 Advances to affiliate .....................................................................               --               (30,000)
                                                                                                      ---------           ---------
       Net cash used in investing activities ...............................................            (28,805)           (234,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable, net ............................................................             50,000             275,000
 Proceeds from issuance of common stock, net ...............................................               --               190,000
 Purchase of treasury stock ................................................................            (58,750)             (8,188)
 Sales of stock from treasury ..............................................................             25,125              50,513
                                                                                                      ---------           ---------
       Net cash provided by financing activities ...........................................             16,375             507,325
                                                                                                      ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................................            304,775             401,268

CASH AND CASH EQUIVALENTS, at beginning of year ............................................            269,057             573,832
                                                                                                      ---------           ---------
CASH AND CASH EQUIVALENTS, at end of year ..................................................          $ 573,832           $ 975,100
                                                                                                      =========           =========
SUPPLEMENTAL DISCLOSURES:
 Interest paid .............................................................................          $   4,103           $  12,350
 Income taxes paid .........................................................................          $  40,000           $ 241,483
                                                                                                      =========           =========
NON-CASH TRANSACTIONS:
 Issuance of common stock for services provided ............................................          $   9,000           $    --
 Issuance of common stock (600,000 shares) during 1995 in connection
    with a contingent business acquisition (see Note 13) ...................................          $    --             $    --
 Common stock issued in exchange for notes receivable (see Note 9) .........................          $    --             $ 799,999
                                                                                                      =========           =========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       ORGANIZATION - The accompanying consolidated financial statements include the accounts of Industrial Data Systems Corporation (IDS or the Company), a Nevada corporation, and its wholly-owned subsidiary Industrial Data Systems, Inc., a Texas corporation, dba IDS Technical Services. All significant intercompany balances and transactions have been eliminated in consolidation.

       INVENTORY - Inventory is composed of computer components and finished goods and is carried at the lower of cost or market value, with cost determined on the first-in, first out (FIFO) method of accounting. The majority of inventory at December 31, 1996 and 1995 consisted of computer components.

       MARKETABLE SECURITIES - Marketable securities to be held to maturity are stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Trading securities are stated at fair value, with unrealized gains and losses recognized in earnings. The Company records the purchases and sales of marketable securities and records realized gains and losses on the trade date. Realized gains or losses on the sale of securities are recognized on the specific identification method.

       PROPERTY AND EQUIPMENT - Property and equipment is stated at cost, adjusted for accumulated depreciation. Depreciation is calculated using an accelerated method over the estimated useful lives of the related assets, which is five years.

       INVESTMENTS IN REAL ESTATE LIMITED PARTNERSHIPS - Investments in real estate limited partnerships were carried at the lower of cost or estimated fair market value of the underlying real estate. These investments were assigned to two officers, who are also major stockholders of the Company, during 1995 in lieu of cash compensation.

       INCOME TAXES - The Company accounts for deferred income taxes in accordance with the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of its existing assets and liabilities. The provision for income taxes represents the current tax payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.

       CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in bank and investments in highly liquid money market mutual funds.

       USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.

       RECLASSIFICATIONS - Amounts in the prior year financial statements have been reclassified as necessary to conform to the current year presentation.

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     MARKETABLE SECURITIES:

       Marketable securities at December 31, 1996 are summarized as follows:

                                             GROSS        GROSS
                                            UNREALIZED   UNREALIZED       FAIR
                                   COST       GAINS        LOSSES         VALUE
                                 --------    --------     ---------     --------
Trading:
    Common stocks ...........    $225,027    $ 40,981     $ (10,258)    $255,750
    Bond ....................     100,000        --            --        100,000
    Other ...................      25,000      19,598          --         44,598
                                 --------    --------     ---------     --------
                                  350,027      60,579       (10,258)     400,348
Available-for-sale:
    Mutual fund .............      55,713       1,068          --         56,781
                                 --------    --------     ---------     --------
                                 $405,740    $ 61,647     $ (10,258)    $457,129
                                 ========    ========     =========     ========

      Marketable securities at December 31, 1995 are summarized as follows:

                                             GROSS        GROSS
                                            UNREALIZED   UNREALIZED       FAIR
                                   COST       GAINS        LOSSES         VALUE
                                 --------    --------     ---------     --------
Trading:
    Common stocks ...........    $183,491    $ 26,896     $  (6,973)    $203,414
    Other ...................      25,000      10,009          --         35,009
                                 --------    --------     ---------     --------
                                  208,491      36,905        (6,973)     238,423
Available-for-sale:
    Mutual fund .............      31,366       1,289          --         32,655
                                 --------    --------     ---------     --------
                                 $239,857    $ 38,194     $  (6,973)    $271,078
                                 ========    ========     =========     ========

3.    NOTE RECEIVABLE FROM STOCKHOLDER:

       The Company has a note receivable due from a stockholder. The note receivable is unsecured, due on demand and bears interest at a rate of 9% per annum. Interest on the note is due annually.

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                    ---------------------------
                                                       1995              1996
                                                    ---------         ---------
             Furniture and fixtures ........        $  42,859         $  43,610
             Computer equipment ............          104,226           153,459
                                                    ---------         ---------
                                                      147,085           197,069
             Accumulated depreciation ......          (40,802)          (74,491)
                                                    ---------         ---------
                                                    $ 106,283         $ 122,578
                                                    =========         =========

5.    NOTE PAYABLE TO BANK:

      The Company has a line of credit with a bank of $350,000 at prime plus 1% (9.25% at December 31, 1996). The line of credit, which expires on June 11, 1997, is collateralized by accounts receivable, inventory and is guaranteed by the stockholders of the Company. There was $325,000 outstanding under the line at December 31, 1996. Interest on the outstanding borrowings is due and payable monthly.

6.    LEASE:

      The Company leases office space under a non-cancelable operating lease. Total rent expense for the years ended December 31, 1995 and 1996 was $79,269 and $99,187, respectively. Future minimum rentals due under non-cancelable operating leases with an original term of at least one year are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
1997 .................................................                  $108,573
1998 .................................................                   108,936
1999 .................................................                   108,936
2000 .................................................                    72,624
                                                                        --------
                                                                        $399,069
                                                                        ========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    PROFIT SHARING PLAN:

      The Company has a 401(k) profit sharing plan covering substantially all employees. Under the terms of the plan, the Company will make matching contributions equal to 50% of employee contributions up to 3% of employee compensation, as defined. Employees may make contributions up to 15% of their compensation, subject to certain maximum contribution limitations. The employer's contributions vest on a schedule of 25% per year for four years. The Company made contributions to the plan of $33,214 and $44,496 for the years ended December 31, 1995 and 1996, respectively.

8.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:

      The Company manufactures and distributes industrial and portable computers and computer monitors to commercial companies primarily in the southern states and provides pipeline engineering services primarily to major integrated oil and gas companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful for collection.

      The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

      The Company had sales to two major customers totaling approximately $2,967,000 for 1996, representing 54% of total revenues for the year. For 1995, the Company had sales to one major customer totaling approximately $2,927,000 which represents 65% of total revenues for that year. At December 31, 1996, amounts due from four customers who individually had amounts due in excess of 10% of trade receivables, totaled $298,829. At December 31, 1995, amounts due from customers in excess of 10% of trade accounts receivable amounted to $220,680, all of which was due from a single customer.

9.    STOCKHOLDERS' EQUITY:

      The Company issued 2,499,999 shares of common stock in exchange for five non-interest bearing notes totaling $999,999. During fiscal 1996, the Company received the payment on one of the notes totaling $200,000. On January 27, 1997, the four remaining notes were paid in full and the Company received the remaining $799,999.

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   FEDERAL INCOME TAXES:

      The Company has deferred tax assets and liabilities at December 31, 1995 and 1996 as follows:

                                                       1995              1996
                                                     --------          --------
Deferred tax assets ........................         $  6,000          $  4,235
Deferred tax liabilities ...................          (37,423)          (38,245)
                                                     --------          --------
Net deferred tax ...........................         $(31,423)         $(34,010)
                                                     ========          ========

      The Company's net deferred tax liability at December 31, 1995 and 1996 represents the accumulated federal income taxes computed on the excess of tax depreciation over financial statement depreciation, and the unrealized gain on trading marketable securities recognized as income, for financial statement purposes versus upon their ultimate sale for tax purposes.

      The Company files a consolidated federal income tax return with the company it acquired in 1997 (see Note 13). The amounts reflected herein represent the Company's tax activity as if it filed a separate return, which would not vary significantly from allocating its portion of the consolidated amounts.

11.   SEGMENT INFORMATION:

      As discussed in Note 8, the Company's principal businesses are the manufacture and distribution of portable computers and computer monitors to commercial companies and to provide engineering services primarily to major integrated oil and gas companies. The products and the services have been classified into two segments. The income statement reflects the operating revenues and operating expenses of the segments, with the remaining activity representing corporate activity. At December 31, 1996, approximately 63% of the trade accounts receivable relate to the engineering service segment and the remaining 37% relate to the product segment. Additionally, at December 31, 1996, approximately 69% of the net property and equipment relate to the product segment and 12% of the net property and equipment relate to the engineering service segment. The inventory at December 31, 1996 relates to the product segment. The remaining assets at December 31, 1996 are considered general corporate assets.

12.   TRANSACTIONS WITH AFFILIATE:

      The Company is providing working capital financing to the company it acquired in 1997 (see Note 13). Under the terms of this agreement, the Company pays 98% of the face value of selected sales invoices. The Company funds 85% of the face value of the invoice upon acceptance and the remaining 13% upon ultimate collection of the invoice. The advances are collateralized by the accounts receivable, inventory and machinery and equipment of the borrower.

      The Company has an advance to the company it acquired in 1997 (see Note
      13). The advances, totaling $30,000 at December 31, 1996, are unsecured, bear no interest rate and contain no terms of repayment.

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   TRANSACTIONS WITH AFFILIATE:  (continued)

      During 1996, the Company employed an individual to perform the general manager function at the company it acquired in 1997 (see Note 13). The Company incurred salary and related payroll costs for this individual totaling approximately $93,000.

13.   SUBSEQUENT EVENT:

      In February 1997, the Company acquired Thermaire, Inc. dba Thermal Corporation (Thermal) in a stock purchase. The Company paid $600,000, consisting of $212,563 in cash and 193,719 shares of the Company's common stock, which may be put back to the Company for $2 per share at the option of the holder. Additionally, the Company purchased the facilities that Thermal had been leasing from an affiliate for $500,000. The Company obtained bank financing totaling $450,000 related to the acquisition of these facilities. The acquisition has been accounted for on the purchase method of accounting. Goodwill arising as a result of this transaction totaled approximately $125,000. Previously, in 1995, the Company had issued 600,000 shares of its common stock to Thermal on a contingent basis. These shares were held in an escrow account pending completion of the acquisition, at which time these shares were released from escrow and cancelled. The aforementioned 193,719 shares were issued under revised terms of the purchase agreement.

      The financial statements do not reflect the accounts of Thermal because the acquisition did not close until February 1997. The shares of common stock issued by the Company and held in escrow have not been reflected as issued and outstanding in the accompanying financial statements.

                                   SIGNATURES

        In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INDUSTRIAL DATA SYSTEMS CORPORATION

Dated: April 11, 1997                       By:/s/ WILLIAM A. COSKEY, P.E.
                                                   William A. Coskey, P.E.,
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

                                             By:/s/HULDA L. COSKEY
                                                   Hulda L. Coskey,
                                                   Chief Financial Officer,
                                                   Director

                                             By:/s/REX S. ZERGER
                                                   Rex S. Zerger,
                                                   Vice President - Sales &
                                                   Marketing, Director


                                             By:/s/DAVID W. GENT, P.E.
                                                   David W. Gent, P.E.,
                                                   Director


                                             By:/s/ALAN W. HARVEY
                                                   Alan W. Harvey,
                                                   Director

                        DESCRIPTION AND INDEX OF EXHIBITS

2 Agreement and Plan of Reorganization for the Purchase of Industrial Data Systems, Incorporated, dated August 1, 1994

2.1 Action by Written Consent of the Board of Directors for the Purchase of Industrial Data Systems, Incorporated, a Texas corporation, dated August 1, 1994

2.2 Action by Written Consent of the Stockholders for the Purchase of Industrial Data Systems, Incorporated, a Texas corporation, dated August 1, 1994

2.3 Stock Acquisition Agreement for the Purchase of Thermaire Incorporated, dba Thermal Corp., dated August 15, 1995

2.4 Escrow Agreement for the Purchase of Thermaire Incorporated, dba Thermal Corp., dated August 15, 1995

2.5 Earnest Money Contract for the Purchase of Thermaire Incorporated, dba Thermal Corp.'s Manufacturing Facility, dated August 15, 1995

2.6 Offering Memorandum, 504D Offering of 500,000 Shares of Common Stock in the State of Nevada, dated July 26, 1994

2.7 Action by the Board of Directors regarding the 504D Stock Offering of 2,499,999 Shares of Common Stock, dated July 10,1996

2.8 Agreement for Amendment and Substitution of Subscription Agreement and Notes, dated July 10, 1996

2.9 Stock Purchase Subscription Agreement from World Glory Company Limited, dated July 10, 1996

2.10 Stock Purchase Subscription Agreement from Asian Harvest Corporation Limited., dated July 10, 1996

2.11 Stock Purchase Subscription Agreement from Silver Course Corporation, dated July 10, 1996

2.13 Stock Purchase Subscription Agreement from Pines Intervest Corporation, dated July 10, 1996

2.14 Stock Purchase Subscription Agreement from Wilton Assets Corp., dated July 10, 1996

3      Articles of Incorporation, dated June 20, 1994

3.1    Corporate Charter, dated June 22, 1994

3.2    Bylaws dated June 22, 1994

4.1    Revolving Credit Line with Texas Commerce Bank, N.A., dated June 11, 1996

4.2 Promissory Note plus Restricted Common Stock to John H. Cameron, dated July 23, 1994

4.3 Promissory Note plus Restricted Common Stock to Charles B. Pollock, et ux, dated July 23, 1994

4.4 Promissory Note payable to Industrial Data Systems Corporation from World Glory Company Limited., dated July 15, 1996

4.5 Promissory Note payable to Industrial Data Systems Corporation from Asian Harvest Corporation, Ltd., dated July 15, 1996

4.6 Promissory Note payable to Industrial Data Systems Corporation from Silver Course Corporation, dated July 15, 1996

4.7 Promissory Note payable to Industrial Data Systems Corporation from Pines Intervest Corporation, dated July 15, 1996

4.8 Promissory Note payable to Industrial Data Systems Corporation from Wilton Assets Corp. dated July 15, 1996

10 Lease Agreement between Industrial Data Systems, Incorporated, a Texas corporation, and American General Life Insurance Company, dated January 16, 1991

10.1 First Amendment to Lease Agreement between Industrial Data Systems, Incorporated, a Texas corporation, and American General Life Insurance Company, dated December 7, 1993

10.2 Second Amendment to Lease Agreement between Industrial Data Systems Corporation, a Nevada corporation, and American General Life Insurance Company, dated December 29, 1994

10.3 Third Amendment to Lease Agreement between Industrial Data Systems Corporation, a Nevada corporation, and American General Life Insurance Company, dated December 8, 1995

10.4 Lease Agreement between Industrial Data Systems Corporation, a Nevada corporation, and Clarksburg, West Virginia Masonic Building, dated June 1, 1995

10.5 Adoption Agreement for Nonstandardized Code 401(k) Profit Sharing Plan, dated January 1, 1993

21     Subsidiary of the Registrant (*)

23     Consent of Lindsey, Keys & Shannon (*)

24     Power of Attorney (*)

27     Financial Data Schedule (*)

99 Audited Financial Statements of Thermaire, Inc. dba Thermal Corp.as of and for the year ended December 31, 1996 (*)

99.1 Unaudited Pro Forma Condensed Consolidated Balance Sheet and Statement of Income as of and for the year ended December 31, 1996 for Industrial Data Systems Corporation and Thermaire, Inc. dba Thermal Corp. (*)
------------
* Exhibits included with this Annual Report on Form 10-KSB. All other Exhibits were incorporated by reference on the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 27, 1997.