Form 10KSB40/A
period 1996-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1997-05-14
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X].

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

Transitional Small Business Disclosure Format (Check One) Yes [_] No [X]

                                     PART I


        THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONNECTION WITH THE MORE DETAILED INFORMATION CONTAINED HEREIN AND IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, AND THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB/A. THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND OTHER UNCERTAINTIES. REFERENCES TO THE "COMPANY" OR TO "IDS" REFER TO INDUSTRIAL DATA SYSTEMS CORPORATION. REFERENCES TO "THERMAL" REFER TO THE RECENT ACQUSITION OF THERMAIRE, INC., DBA THERMAL CORP. THE HISTORICAL AND PRO FORMA FINANCIAL STATEMENTS RELATED TO THE THERMAL ACQUISITION ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB/A FOR THE YEAR ENDED DECEMBER 31, 1996.


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

        THERMAIRE, INC. DBA THERMAL CORP.

        The Company entered into an Agreement with the owners of Thermaire, Inc. on August 15, 1995 to acquire Thermaire, Inc. in a contingent purchase transaction. The Company issued 600,000 shares of Common Stock which are currently held in an escrow account pending completion of the acquisition by the Company exercising its option to pay $600,000 and obtain a release of the shares. The Company's option to acquire Thermaire, Inc. will expire on February 15, 1997. In connection with this transaction, the Company has entered into an agreement to purchase the facilities of Thermaire, Inc., subject to the completion of the contingent purchase transaction for cash consideration of $500,000, on or before February 15, 1997. The Company exercised its option to purchase Thermaire, Inc., effective as of December 31, 1996, with the delivery of all documentation and funds to occur and be fully exchanged on February 15, 1997.


        The Company acquired Thermaire, Inc., a Texas corporation, doing business as Thermal Corp. ("Thermal") on February 15, 1997. Mr. Joe Hollingsworth, the former President and owner, acquired the industrial air handling division assets of a predecessor business known as Thermal Engineering ("Old Thermaire") in 1972, and operated the Company until 1990, at which time Old Thermaire was sold to 20th Century Holding Company, as a wholly owned subsidiary. 20th Century Holding Company encountered financial difficulties and filed for protection under the bankruptcy code in July, 1992. The assets of Old Thermaire were placed in receivership and Mr. Hollingsworth reaquired these assets in October, 1992, with the intention of continuing the company in its present form. Thermal, was incorporated on November 17, 1992. Throughout its history, Thermal has built a prominent reputation in the commercial and industrial air handling industry for its quality products which are distributed throughout the United States.

        Thermal owns and operates a metal fabrication facility in Houston, Texas. The Company's IED intends to use this facility to secure turn-key engineering contracts which require the delivery of certain manufactured components. This facility can also provide the IPD with an alternative source of supply for its customized metal enclosures. The Company believes that the benefits derived from the utilization of the metal fabrication facility by the IED and IPD, will have a beneficial impact on the financial condition of the Company.


        As of April 30, 1997, Thermal employed approximately 45 employees. Thermal owns and occupies a 37,735 square foot facility on approximately 4.5 acres which consists of approximately 2,500 square feet of office space and 35,200 square feet of manufacturing area located in Houston, Texas.

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


        On August 14, 1996, the Company announced the introduction of the SafeCase Series 400 computer as its latest entry into the industrial portable computer market. This computer is the industrial equivalent of a contemporary commercial grade notebook computer. The size of the computer is 9" wide by 12" in length and 5" in height and provides the same basic footprint as commercial grade laptop computers, and complements the performance, durability and reliability of the Company's other industrial computers. The SafeCase Series 400 is designed to be utilized in an environment with mild and severe weather conditions, from light rain to gusting winds and temperatures ranging from nine to 50 degrees Celsius, and is constructed to withstand shock at 10G and vibration loads of 0.5mm within a five to 100 Hz range. The SafeCase Series 400 is a fully featured portable computer with an introduction price of $4,695. The Company has experienced minor delays in the product testing phase of the SafeCase 400, and initial deliveries of this computer are now scheduled to commence during the third quarter of 1997.


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

        DIRECT SALES

        The Company's SafeCase Series of computer products are primarily marketed through commissioned third-party sales representatives. These sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. The Company believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service which create and maintain the foundation for long-term relationships with its customers. The Company's in-house sales personnel receive a salary in addition to commission, which is based upon a percentage of their sales. The Company believes that its past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel. The Company promotes its products and services through general and trade advertising, participation in trade shows and through telemarketing and most recently through on-line Internet communication via the Company's home page. The Company's records reflect that approximately 30% of its sales of SafeCase series originates through word-of-mouth referrals from existing customers and industry members, such as manufacturer's representatives. Additionally, the sales personnel of its IPD seek to capitalize on customer relationships that have been developed by its IED personnel. Sales leads developed by this synergy are then jointly pursued. The IPD's customer base of over 200 accounts consists primarily of Fortune 500 companies in all industry segments within the United States.


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

CUSTOMERS

The Company's top ten customers (which varied from period to period) accounted in the aggregate for approximately 90% and 82% of the Company's total revenue during 1995 and 1996, respectively. . Exxon Pipeline Company, Inc., its major customer, accounted for 65% and 39% of the Company's total revenue for the same periods.

        Currently, the top ten customers are:


Arco Pipeline Company
Exxon Pipeline Company, Inc.
Marathon Pipeline Company
Baker Hughes Inteq
Texas Eastern Products Pipeline
SAIC
Union Pacific Resources
Industrial Computer Source
Cummins Engine Co., Inc.
CNG Transmission Corp.

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

        The Company relies on a few key contract manufacturers for the manufacture of some components used in the assembly of its microcomputers. . Suntronic, Inc. and Arrow Manufacturing, Inc., provide contract assembly of PC boards to the Company, on an as needed basis. No long term contracts are in place for the use of these services. The Company's single source suppliers are Microbus, Inc., Zero Enclosures, and Promed Keyboard Group. These manufacturers are the single sources for the Company's CPU boards, enclosures and keyboards, respectively. Although such subcontracting arrangements offer cost and capacity advantages, and would eliminate the need to incur certain capital expenditures associated with manufacturing, reliance on third party manufacturers gives the Company less control over the manufacturing process for these components than if it undertook such activities itself. Any failure of such subcontractors to manufacture and deliver components as planned, or any problems with the quality of such components, could have a material adverse effect on the Company's operations.


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

RAPID TECHNOLOGICAL CHANGE

        The business in which the Company competes is characterized by rapid technological change and frequent introduction of new products and product enhancements. The Company's success depends in large part on its ability to identify and obtain products that meet the changing requirements of the marketplace. The metal enclosures for the Company's SafeCase 4000 portable computer are subject to manufacturer and distributor allocations due to its customized design. The LCD flat panel display used in the SafeCase 4000 portable computer may also be subject to distributor allocations due to its high demand in the marketplace. The Company could experience delays in the receipt of these integral products. During the past five years since this product was introduced, the Company has not encountered any delays in the delivery of these products. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. The Company attempts to maintain a level of inventory required to meet its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Accordingly, the failure of the Company's suppliers to maintain adequate inventory levels of computer products demanded by the Company's existing and potential customers and to react effectively to new product introductions could have a material adverse affect on the Company's financial condition and results of operations. Failure of the Company to gain sufficient access to new products or product enhancements could also have a material adverse affect on the Company's financial condition and results of operations.

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

        As a result of the acquisiton of Thermaire, Inc. dba Thermal Corp., the land and property previously leased by Thermaire, Inc. dba Thermal Corp. was purchased by Thermaire, Inc. dba Thermal Corp for $500,000, consisting of $50,000 cash advance from the Company and a note payable in the amount of $450,000. This property consists of 4.5995 acres of land improved with a 37,725 square foot concrete tiltwall office/manufacturing facility located in Houston, Texas.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, $.001 par value per share, is quoted on the NASDAQ Electronic Bulletin Board System under the symbol "IDDS".


                                                           HIGH             LOW
                                                           ----             ---
YEAR ENDED DECEMBER 31, 1995

First Quarter................................              0.750           0.750
Second Quarter...............................              1.000           0.375

Third Quarter................................              1.000           0.875
Fourth Quarter...............................              1.000           0.750

YEAR ENDED DECEMBER 31, 1996

First Quarter................................              1.125           0.750
Second Quarter...............................              0.875           0.375
Third Quarter................................              4.250           0.875
Fourth Quarter. .............................              7.250           3.125

THREE MONTHS ENDED MARCH 31, 1997............              9.250           6.500


        The foregoing figures, are based on information published by Dow Jones Retrieval Service, do not reflect retail markups or markdowns and may not represent actual trades.


        Management believes that the Company has received positive response from the investment community as a result of recent press releases regarding the introduction of several new products including the Company's Series 400 SafeCase industrial portable PC and the Candere Series Sun Ultrasparc-based workstation. The press releases are distributed through Dow Jones, Bloomberg, Reuters, AP, UPI and other investor wire services. These press releases are alosso distributed to approximately 50 industrial computer trade publications.


        As of March 31, 1997, the Common Stock was held by approximately 393 stockholders of record.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB/A.

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

                                                  YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                                  1995               1996
                                            -----------------  -----------------
                                              AMOUNT      %      AMOUNT      %
                                            ----------  -----  ----------  -----
Revenue:
  Computer Products ......................  $1,354,888   29.9  $2,068,517   37.4
  Consulting Services ....................   3,170,298   70.1   3,468,443   62.6
                                            ----------  -----  ----------  -----
    Total revenue ........................   4,525,186  100.0   5,536,960  100.0
Gross Profit:
  Computer Products ......................     359,681   26.5     591,303   28.6
  Consulting Services ....................     885,113   27.9     980,899   28.3
                                            ----------  -----  ----------  -----
    Total gross profit ...................   1,244,794   27.5   1,572,202   28.4
Selling, general and administrative
expenses .................................     758,784   16.8   1,049,879   19.0
                                            ----------  -----  ----------  -----
Depreciation .............................      17,631    0.4      33,689    0.6
                                            ----------  -----  ----------  -----
  Operating income .......................     468,379   10.4     488,616    8.8
Other income (expense) ...................     143,153    3.2     120,169    2.2
                                            ----------  -----  ----------  -----
  Income before provision
  for income taxes .......................     611,532   13.5     608,785   11.0
Provision for income taxes ...............     244,109    5.4     206,367    3.7
                                            ----------  -----  ----------  -----
Net income after income taxes ............  $  367,423    8.1  $  402,418    7.3
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

        IED revenue is derived from engineering services provided to the pipeline division of major integrated oil companies. These services are performed on facilities that include cross-country pipelines, pipeline pump stations, compressor stations, metering facilities, underground storage facilities, tank storage facilities and product loading terminals. The IED has the capability of developing a project from the initial planning stages through detailed design and construction management. The services provided include project scoping, cost estimating, engineering design, material procurement, mechanical fabrication, in addition to project and construction management. The IED has ten blanket service contracts currently in place to provide services on a time and materials reimbursable basis. The IED also performs services for its clients on a turnkey lump sum basis.

        The IED client base consists of major oil companies such as Exxon Pipeline Company, Arco Pipeline Company, Marathon Pipeline Company, Praxair, Inc., Sonsub, CNG Transmission and Texas Eastern Products Pipeline Company. New business relationships with other major oil companies are developed through in-house personnel.

        The 1995 increase in IED revenue was due to additional engineering consulting projects resulting from increased drilling and exploration activity in the oil and gas industry and from the recent industry trend to outsource more engineering projects to consulting firms such as IED.

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

        The following table details the significant increases in selling, general and administrative expense increases for the year ended December 31, 1996:

Selling, general and       $ Increase    % of    % of 1996
Administrative Expense    1995 to 1996 Increase   Revenue     Comments
-------------------------  ----------  --------   --------    --------
Building lease expense ..      18,403        23%         2%   Scheduled increase

Administrative expense ..     156,891       115%         5%   Transfer of certain officer from Engineering
                                                              Dept. to Admin. Dept. and one additional employee

Thermal expenses ........      64,768       325%         2%   Reflects General Manager salary for 12 months
                                                              in 1996 and 6 months in 1995

IPD sales expenses ......     100,859       200%         2%   Reflects Sales Manager salary for 12 months
                                                              in 1996 and only 6 months in 1995

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

LIQUIDITY AND CAPITAL RESOURCES


          Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of December 31, 1996, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of December 31, 1996, $25,000 in additional advances available under its line of credit with a bank. This line of credit provides for maximum borrowings of $350,000, which bears interest at prime plus 1% is for a term of one year, matures on June 11, 1997, and will be renewed at that time. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has established with its bank, an additional line of credit for Thermal, which will provide for maximum borrowings of $400,000. The additional line of credit is secured by accounts receivable and inventory of Thermal, and a guaranty from the Company.

        On August 2, 1996, the Company issued 2,499,999 shares of its common stock in exchange for promissory notes due February 15, 1997, totaling $999,999. These notes were subsequently paid in full on January 27, 1997. The Company believes that it has sufficient working capital and does not intend to sell shares of its common stock within the next twelve months.


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

        As of December 31, 1996, the Company had a portfolio of marketable securities which had a fair market value of $457,129 and consisted of common stocks, preferred stocks, bonds and mutual funds. The common stocks, preferred stocks and bonds that the company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open end stock funds which are managed by Aim, Pioneer, and Smith Barney & Co. These mutual fund investments are generally held for longer than a one year period. These securities are traded by the Company as part of its plan to provides additional cash for working capital requirements.

        The marketable securities to be held to maturity are stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of stockholder's equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Marketable securities accounted for as trading securities are stated at market value, with unrealized gains and losses charged to income. William A. Coskey, the Company's President and Chief Executive Officer, is responsible for managing the Company's portfolio of marketable securities. The funds used in this portfolio were from generally available cash reserves. During 1996, the Company made no new investment of funds in the securities portfolio.

        The Company has implemented a policy that restricts it from purchasing any securities on margin, and also limits the investment of any one security or mutual fund to represent no more than 10% of the Company's investment portfolio. The Company believes that the risks associated with its investment portfolio are slightly higher than the risk of loss in a Standard & Poor's 500 Index Fund. This higher risk is due to the less diverse distribution of the Company's portfolio as compared to the broadly based Standard & Poor's 500 Stock Index.

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

        Upon the consummation of the acquisition of Thermal on February 15, 1997 the Company immediately implemented a cost reduction program which reduced the operating costs during the first quarter of 1997. During this time, the Company also experienced a backlog of orders from its commercial and industrial customers which are currently being filled. The revenues generated from the sale of its products combined with its ongoing efforts in controlling costs will provide the Company with sufficient cash to meet working capital requirements during the next twelve months. The Company anticipates that the acquisition of Thermal will increase revenues by approximately 54% during the next twelve months.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There are no changes in and disagreements with the Company's accountants on accounting and financial disclosure.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditor's Report ...............................................  21

Consolidated Balance Sheets, December 31, 1995 and 1996 ....................  22

Consolidated Statements of Income for the Years Ended
     December 31, 1995 and 1996 ............................................  23

Consolidated Statement of Stockholders' Equity for the
     Years ended December 31, 1995 and 1996 ................................  24

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1995 and 1996 ......................................  25

Notes to Consolidated Financial Statements .................................  26

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

Hein & Associates, L.L.P.
Certified Public Accountants
Houston, Texas
February 19, 1997

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                      -------------------------
                                                         1995          1996
                                                      -----------   -----------
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents:
   Cash in bank ....................................  $   342,304   $   637,217
   Mutual funds ....................................      231,528       337,883
                                                      -----------   -----------
                                                          573,832       975,100
 Marketable securities, at market value:
   Trading .........................................      238,423       400,348
   Available-for-sale ..............................       32,655        56,781
                                                      -----------   -----------
                                                          271,078       457,129
 Account receivable - trade, less allowance for
 doubtful accounts of approximately $11,000 and
 $16,000 in 1996 and 1995, respectively ............      622,512       593,739
 Note receivable from an affiliate .................         --          84,936
 Inventory .........................................      139,514       221,096
 Note receivable from sale of common stock .........         --         799,999
 Note receivable from stockholder ..................         --          50,000
 Advances to affiliate .............................         --          30,000
 Prepaid assets and deferred costs .................       48,858
                                                      -----------   -----------
      Total current assets .........................    1,606,936     3,260,857
                                                      -----------   -----------

PROPERTY AND EQUIPMENT, net ........................      106,283       122,578

OTHER ASSETS .......................................        2,000         2,000
                                                      -----------   -----------

      Total assets .................................  $ 1,715,219   $ 3,385,435
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable to bank ..............................  $    50,000   $   325,000
 Accounts payable ..................................      113,478        57,698
 Income taxes payable ..............................      166,986       128,065
 Accrued expenses and other current liabilities ....      117,714       170,523
                                                      -----------   -----------

      Total current liabilities ....................      448,178       681,286

DEFERRED INCOME TAX ................................       31,423        34,010

COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 13)

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000
   shares authorized; 13,129,999 shares issued
   in 1996; 10,630,000 shares issued in 1995 .......       10,630        13,130
 Additional paid-in capital ........................      817,397     1,829,684
 Retained earnings .................................      439,977       842,395
 Net unrealized gain on marketable securities ......        1,289         1,068
                                                      -----------   -----------
                                                        2,686,277     1,269,293
 Treasury stock, 38,700 and 19,800 shares in
   1995 and 1996, respectively, at cost ............      (33,675)      (16,138)
                                                      -----------   -----------
 Total stockholders' equity ........................    1,235,618     2,670,139
                                                      -----------   -----------
      Total liabilities and stockholders' equity ...  $ 1,715,219   $ 3,385,435
                                                      ===========   ===========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                        1995           1996
                                                     -----------   ------------
OPERATING REVENUES:
 Product sales ...................................   $ 1,354,888   $  2,068,517
 Consulting fees .................................     3,170,298      3,468,443
                                                     -----------   ------------
                                                       4,525,186      5,536,960

OPERATING EXPENSES:
 Cost of revenues:
   Product .......................................       995,207      1,477,214
   Consulting ....................................     2,285,185      2,487,544
 Selling, general and administrative .............       758,784      1,049,897
 Depreciation ....................................        17,631         33,689
                                                     -----------   ------------
                                                       4,056,807      5,048,344

OTHER INCOME (EXPENSE):
 Realized gains on marketable securities, net ....        97,727         86,824
 Net unrealized gains (losses) on
   marketable securities .........................        29,932         20,389
 Interest income (expense), net ..................         8,653           (456)
 Other income ....................................         6,841         13,412
                                                     -----------   ------------
                                                         143,153        120,169
                                                     -----------   ------------


INCOME BEFORE PROVISION FOR INCOME TAXES .........       611,532        608,785

PROVISION FOR INCOME TAXES:
 Federal .........................................       217,572        185,468
 State ...........................................        26,537         20,899
                                                     -----------   ------------
                                                         244,109        206,367
                                                     -----------   ------------

NET INCOME .......................................   $   367,423   $    402,418
                                                     ===========   ============

NET INCOME PER COMMON SHARE ......................   $       .04   $        .04
                                                     ===========   ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......   $10,002,630   $ 11,244,269
                                                     ===========   ============

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                                  NET
                                                                                               UNREALIZED
                                                COMMON STOCK                                  GAIN (LOSS)
                                            -------------------     ADDITIONAL     RETAINED  ON MARKETABLE   TREASURY
                                              SHARES    AMOUNT   PAID-IN CAPITAL   EARNINGS    SECURITIES     STOCK         TOTAL
                                            ----------  -------  ---------------   --------  -------------   --------   -----------
BALANCES, January 1, 1995 ................  10,000,000  $10,000  $       808,977   $ 72,554  $       3,057   $   --     $   894,588

  Stock issuance ($.30 share) ............      30,000       30            8,970       --             --         --           9,000

  Purchases of treasury stock
    (64,500 shares) ......................        --       --               --         --             --      (58,750)      (58,750)

  Sales of stock from treasury
    (25,800 shares) ......................        --       --                 50       --             --       25,075        25,125

  Stock issued in connection with
    contingent purchase ..................     600,000      600             (600)      --             --         --            --

  Change in unrealized gain on
    marketable securities ................        --       --               --         --           (1,768)      --          (1,768)

  Net income .............................        --       --               --      367,423           --         --         367,423
                                            ----------  -------  ---------------   --------  -------------   --------   -----------
BALANCES, December 31, 1995 ..............  10,630,000   10,630          817,397    439,977          1,289    (33,675)    1,235,618

  Stock issuance ($.40 share), net
    of $10,000 of offering costs .........   2,499,999    2,500          987,499       --             --         --         989,999

  Purchases of treasury stock
    (10,500 shares) ......................        --       --               --         --             --       (8,188)       (8,188)

  Sale of stock from treasury
    (29,400 shares) ......................        --       --             24,788       --             --       25,725        50,513

  Change in unrealized gain on
    marketable securities ................        --       --               --         --             (221)      --            (221)

  Net income .............................        --       --               --      402,418           --         --         402,418
                                            ----------  -------  ---------------   --------  -------------   --------   -----------
BALANCES, December 31, 1996 ..............  13,129,999  $13,130  $     1,829,684   $842,395  $       1,068   $(16,138)  $ 2,670,139
                                            ==========  =======  ===============   ========  =============   ========   ===========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                            1995        1996
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................  $ 367,423   $ 402,418
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation ........................................     17,631      33,689
   Increase in trading securities, net .................    (81,435)   (161,925)
   Changes in:
      Accounts receivable - trade ......................   (281,908)     28,773
      Inventory ........................................    (42,200)    (81,582)
      Accounts payable .................................     42,965     (55,780)
      Income tax payable ...............................    101,426     (38,921)
      Accrued expenses and other current liabilities ...     48,891      52,809
   Deferred income tax expense .........................     41,098      14,617
   Non-cash compensation provided to officers ..........    103,305        --
   Other, net ..........................................          9     (65,235)
                                                          ---------   ---------
      Net cash provided by operating activities ........    317,205     128,863

CASH FLOWS FROM INVESTING ACTIVITIES:
 Note receivable from affiliate ........................       --       (84,936)
 Advances on note receivable from stockholder ..........       --       (50,000)
 Capital expenditures ..................................    (85,388)    (49,984)
 Purchases of available-for-sale securities ............    (76,367)    (24,000)
 Proceeds from sale of available-for-sale securities ...    132,950       4,000
 Advances to affiliate .................................       --       (30,000)
                                                          ---------   ---------
      Net cash used in investing activities ............    (28,805)   (234,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable, net ........................     50,000     275,000
 Proceeds from issuance of common stock, net ...........       --       190,000
 Purchase of treasury stock ............................    (58,750)     (8,188)
 Sales of stock from treasury ..........................     25,125      50,513
                                                          ---------   ---------
      Net cash provided by financing activities ........     16,375     507,325
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............    304,775     401,268

CASH AND CASH EQUIVALENTS, at beginning of year ........    269,057     573,832
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, at end of year ..............  $ 573,832   $ 975,100
                                                          =========   =========
SUPPLEMENTAL DISCLOSURES:
 Interest paid .........................................  $   4,103   $  12,350
 Income taxes paid .....................................  $  40,000   $ 241,483
                                                          =========   =========
NON-CASH TRANSACTIONS:
 Issuance of common stock for services provided ........  $   9,000   $    --
 Issuance of common stock (600,000 shares) during
   1995 in connection with a contingent business
   acquisition (see Note 13) ...........................  $    --     $    --
 Common stock issued in exchange for notes
   receivable (see Note 9) .............................  $    --     $ 799,999
                                                          =========   =========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

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


      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in bank, investments in highly liquid money market mutual funds, and other investments with a remaining maturity of 90 days or less on the date of purchase.


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

                      INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      NEW ACCOUNTING PRONOUNCEMENT - The FASB issued Statement of Financial Accounting Standards No. 128, entitled "Earnings Per Share", during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The Company does not believe the new statement will have a material impact upon previously presented earnings per share information.


2.    MARKETABLE SECURITIES:

      Marketable securities at December 31, 1996 are summarized as follows:

                                              Gross         Gross
                                            Unrealized   Unrealized       Fair
                                   Cost       Gains        Losses        Value
                                 --------    --------     ---------     --------
Trading:
    Common stocks ...........    $225,027    $ 40,981$      (10,258)    $255,750
    Bond ....................     100,000        --            --        100,000
    Other ...................      25,000      19,598          --         44,598
                                 --------    --------     ---------     --------
                                  350,027      60,579       (10,258)     400,348
Available-for-sale:
    Mutual fund .............      55,713       1,068          --         56,781
                                 --------    --------     ---------     --------

                                 $405,740    $ 61,647     $ (10,258)    $457,129
                                 ========    ========     =========     ========

      Marketable securities at December 31, 1995 are summarized as follows:

                                              Gross         Gross
                                            Unrealized   Unrealized       Fair
                                   Cost       Gains        Losses        Value
                                 --------    --------     ---------     --------
Trading:
    Common stocks ...........    $183,491    $ 26,896$       (6,973)    $203,414
    Other ...................      25,000      10,009          --         35,009
                                 --------    --------     ---------     --------
                                  208,491      36,905        (6,973)     238,423
Available-for-sale:
    Mutual fund .............      31,366       1,289          --         32,655
                                 --------    --------     ---------     --------
                                 $239,857    $ 38,194     $  (6,973)    $271,078
                                 ========    ========     =========     ========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    NOTE RECEIVABLE FROM STOCKHOLDER:

      The Company has a note receivable due from a stockholder. The note receivable is unsecured, due on demand and bears interest at a rate of 9% per annum. Interest on the note is due annually.


4.    PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following:

                                                  DECEMBER 31,
                                             ---------------------
                                               1995        1996
                                             ---------   ---------
             Furniture and fixtures .......  $  42,859   $  43,610
             Computer equipment ...........    104,226     153,459
                                             ---------   ---------
                                               147,085     197,069
             Accumulated depreciation .....    (40,802)    (74,491)
                                             ---------   ---------
                                             $ 106,283   $ 122,578
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

6.    LEASE:

      The Company leases office space under a non-cancelable operating lease. Total rent expense for the years ended December 31, 1995 and 1996 was $79,269 and $99,187, respectively. Future minimum rentals due under non-cancelable operating leases with an original term of at least one year are as follows:

            YEARS ENDING DECEMBER 31,
            -------------------------
                      1997                     $ 108,573
                      1998                       108,936
                      1999                       108,936
                      2000                        72,624
                                               ---------
                                               $ 399,069
                                               =========

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

      The Company had sales to two major customers totaling approximately $2,967,000 (of which $2,139,000 was for pipeline engineering services provided and $828,000 represents product sales), respecively for 1996, representing 39% and 15%, respectively of total revenues for the year. For 1995, the Company provided pipeline engineering services to one major customer totaling approximately $2,927,000 which represents 65% of total revenues for that year. At December 31, 1996, amounts due from four customers who individually had amounts due in excess of 10% of trade receivables, totaled $298,829. At December 31, 1995, amounts due from customers in excess of 10% of trade accounts receivable amounted to $220,680, all of which was due from a single customer.

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

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   FEDERAL INCOME TAXES:

      The Company's income tax provision differs from the amount expected by applying the federal statutory rate of 34%. The following is a reconciliation of the expected versus actual provision.

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                         1995              1996
                                                     --------         ---------
Expected provision at 34% ..................         $207,921         $ 206,986
State income taxes .........................           26,537            20,899
Other ......................................            9,651           (21,518)
                                                     --------         ---------

                                                     $244,109         $ 206,367
                                                     ========         =========


      The Company has deferred tax assets and liabilities at December 31, 1995 and 1996 as follows:

                                                              1995       1996
                                                            --------   --------

Deferred tax assets - allowance for doubtful accounts ....  $  6,000   $  4,235
Deferred tax liabilities:

     Unrealized gain on trading securities ...............   (11,224)   (18,870)
     Accumulated depreciation on property on equipment ...   (26,199)   (19,375)
                                                            --------   --------
                                                             (37,423)   (38,245)

     Net deferred tax ....................................  $(31,423)  $(34,010)
                                                            ========   ========

      The Company files a consolidated federal income tax return with the company it acquired in 1997 (see Note 13). The amounts reflected herein represent the Company's tax activity as if it filed a separate return, which would not vary significantly from allocating its portion of the consolidated amounts.

11.   SEGMENT INFORMATION:

                                                         Revenues                Operating Earnings           Identifiable Assets
                                                  Year Ended December 31,      Year Ended December 31,            December 31
                                                 -------------------------     ----------------------      -------------------------
                                                    1995           1996          1995         1996            1995           1996
                                                 ----------     ----------     --------     ---------      ----------     ----------
Industrial Products Division (IPD) .........     $1,354,888     $2,068,517       91,991       219,796      $  432,398     $  455,488
IDS Engineering Division (IED) .............      3,170,298      3,468,443      379,738       275,221         415,717        458,635
                                                 ----------     ----------     --------     ---------      ----------     ----------
            Total ..........................     $4,525,186     $5,536,960     $471,729     $ 495,017      $  848,115     $  914,123
                                                 ==========     ==========     ========     =========      ==========     ==========
Interest expense ...........................           --             --          8,653          (456)           --             --
General corporate ..........................           --             --        131,150       114,224         867,104      2,471,312
Consolidated income before
      income taxes .........................           --             --       $611,532     $ 608,785            --             --
                                                                               ========     =========      ----------     ----------
      Total assets .........................           --             --           --            --        $1,715,219     $3,385,435
                                                                                                           ==========     ==========

                                                        Year Ended December 31,
                                                         --------------------
                                                          1995         1996
                                                         -------      -------
Depreciation and Amortization, net of
amounts included in cost of service and
rentals:

      Industrial Products Division (IPD) ..........      $ 2,116      $ 4,043
                                                         -------      -------
      IDS Engineering Division (IED) ..............       12,165       23,245
                                                         -------      -------
      General corporate ...........................        3,350        6,400
                                                         -------      -------

            Total .................................      $17,631      $33,689
                                                         =======      =======

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   SEGMENT INFORMATION (CONTINUED):

Capital Expenditures:
      Industrial Products Division (IPD) .............      $18,358      $10,747
                                                            -------      -------
      IDS Engineering Division (IED) .................       67,030       39,237
                                                            -------      -------
            Total ....................................      $85,388      $49,984
                                                            =======      =======


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

13.   SUBSEQUENT EVENT:

      In February 1997, the Company acquired Thermaire, Inc. dba Thermal Corporation (Thermal) in a stock purchase. The Company paid $600,000, consisting of $212,563 in cash and 193,719 shares of the Company's common stock, which may be put back to the Company for $2 per share at the option of the holder. Additionally, the Company purchased the facilities that Thermal had been leasing from an affiliate for $500,000. The Company obtained bank financing totaling $450,000 related to the acquisition of these facilities. The acquisition has been accounted for on the purchase method of accounting. Goodwill arising as a result of this transaction totaled approximately $125,000. Previously, in 1995, the Company had issued 600,000 shares of its common stock to Thermal on a contingent basis. These shares were held in an escrow account pending completion of the acquisition,

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   SUBSEQUENT EVENT (CONTINUED):


      at which time these shares were released from escrow and cancelled. The aforementioned 193,719 shares were issued under revised terms of the purchase agreement.


      The following is the computation of goodwill recorded in connection with Thermal and the related land and building previously leased by Thermal:

          Purchase price ..............................  $ 1,100,000
          Fair value of net assets of
                 Thermal acquired .....................     (336,178)
          Appraised value of land and building acquired     (695,000)
                                                         -----------
          Goodwill ....................................  $    68,822
                                                         ===========


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


                             INDUSTRIAL DATA SYSTEMS CORPORATION


Dated: May 14, 1997          By: /s/ WILLIAM A. COSKEY
                                 William A. Coskey, P.E., Chairman of the Board, President and Chief Executive Officer


                             By: /s/ HULDA L. COSKEY
                                 Hulda L. Coskey, Chief Financial Officer,
                                 Director


                             By: /s/ REX S. ZERGER
                                 Rex S. Zerger, Vice President -
                                 Sales & Marketing, Director


                             By: /s/ DAVID W. GENT
                                 David W. Gent, P.E., Director


                             By: /s/ ALAN W. HARVEY
                                 Alan W. Harvey, Director

                        DESCRIPTION AND INDEX OF EXHIBITS


2 Agreement and Plan of Reorganization for the Purchase of Industrial Data Systems, Incorporated, dated August 1, 1994 (3)

2.1 Action by Written Consent of the Board of Directors for the Purchase of Industrial Data Systems, Incorporated, a Texas corporation, dated August 1, 1994 (3)

2.2 Action by Written Consent of the Stockholders for the Purchase of Industrial Data Systems, Incorporated, a Texas corporation, dated August 1, 1994 (3)

2.3 Stock Acquisition Agreement for the Purchase of Thermaire Incorporated, dba Thermal Corp., dated August 15, 1995 (3)

2.4 Escrow Agreement for the Purchase of Thermaire Incorporated, dba Thermal Corp., dated August 15, 1995 (3)

2.5 Earnest Money Contract for the Purchase of Thermaire Incorporated, dba Thermal Corp.'s Manufacturing Facility, dated August 15, 1995 (3)

2.6 Offering Memorandum, 504D Offering of 500,000 Shares of Common Stock in the State of Nevada, dated July 26, 1994 (3)

2.7 Action by the Board of Directors regarding the 504D Stock Offering of 2,499,999 Shares of Common Stock, dated July 10,1996 (3)

2.8 Agreement for Amendment and Substitution of Subscription Agreement and Notes, dated July 10, 1996 (3)

2.9 Stock Purchase Subscription Agreement from World Glory Company Limited, dated July 10, 1996 (3)

2.10 Stock Purchase Subscription Agreement from Asian Harvest Corporation Limited., dated July 10, 1996 (3)

2.11 Stock Purchase Subscription Agreement from Silver Course Corporation, dated July 10, 1996 (3)

2.13 Stock Purchase Subscription Agreement from Pines Intervest Corporation, dated July 10, 1996 (3)

2.14 Stock Purchase Subscription Agreement from Wilton Assets Corp., dated July 10, 1996 (3)

3     Articles of Incorporation, dated June 20, 1994 (3)

3.1   Corporate Charter, dated June 22, 1994 (3)

3.2   Bylaws dated June 22, 1994 (3)

4.1   Revolving Credit Line with Texas Commerce Bank, N.A., dated June 11, 1996
      (3)

4.2 Promissory Note plus Restricted Common Stock to John H. Cameron, dated July 23, 1994 (3)

4.3 Promissory Note plus Restricted Common Stock to Charles B. Pollock, et ux, dated July 23, 1994 (3)

4.4 Promissory Note payable to Industrial Data Systems Corporation from World Glory Company Limited., dated July 15, 1996 (3)

4.5 Promissory Note payable to Industrial Data Systems Corporation from Asian Harvest Corporation, Ltd., dated July 15, 1996 (3)

4.6 Promissory Note payable to Industrial Data Systems Corporation from Silver Course Corporation, dated July 15, 1996 (3)

4.7 Promissory Note payable to Industrial Data Systems Corporation from Pines Intervest Corporation, dated July 15, 1996 (3)

4.8 Promissory Note payable to Industrial Data Systems Corporation from Wilton Assets Corp. dated July 15, 1996 (3)

10 Lease Agreement between Industrial Data Systems, Incorporated, a Texas corporation, and American General Life Insurance Company, dated January 16, 1991 (3)

10.1 First Amendment to Lease Agreement between Industrial Data Systems, Incorporated, a Texas corporation, and American General Life Insurance Company, dated December 7, 1993 (3)

10.2 Second Amendment to Lease Agreement between Industrial Data Systems Corporation, a Nevada corporation, and American General Life Insurance Company, dated December 29, 1994 (3)

10.3 Third Amendment to Lease Agreement between Industrial Data Systems Corporation, a Nevada corporation, and American General Life Insurance Company, dated December 8, 1995 (3)

10.4 Lease Agreement between Industrial Data Systems Corporation, a Nevada corporation, and Clarksburg, West Virginia Masonic Building, dated June 1, 1995 (3)

10.5 Adoption Agreement for Nonstandardized Code 401(k) Profit Sharing Plan, dated January 1, 1993 (3)

10.6  Blanket Service Contract - Exxon Pipeline Company (3)

10.7  Blanket Service Contract - Marathon Oil Company (3)

10.8  Blanket Service Contract -Texas Eastern Transmision Corporation (3)

10.9  Blanket Service Contract -Trunkline Gas Company (3)

10.10 Blanket Service Contract -Panhandle Eastern Pipeline Company (3)

10.11 Blanket Service Contract -ARCO Pipe Line Company (3)

10.12 Blanket Service Contract -CNG Transmission Corporation (3)

10.13 Blanket Service Contract -Columbia Gas Transmission Corporation (3)

10.14 Blanket Service Contract -Praxair, Inc. (3)

10.15 Blanket Service Contract -Texas Products Pipeline Company (3)

10.16 Volume Purchase Agreement (3)

21    Subsidiary of the Registrant (2)

23    Consent of Lindsey, Keys & Shannon (2)

24    Power of Attorney (2)

27    Financial Data Schedule

99 Audited Financial Statements of Thermaire, Inc. dba Thermal Corp.as of and for the year ended December 31, 1996

99.1 Unaudited Pro Forma Condensed Consolidated Balance Sheet and Statement of Income as of and for the year ended December 31, 1996 for Industrial Data Systems Corporation and Thermaire, Inc. dba Thermal Corp.

(3) Exhibits incorporated by reference in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 27, 1997.

(2) Exhibits incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on April 14, 1997.

(3) Exhibits incorporated by reference in the Company's Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on May 14, 1997.