Form 10QSB
period 1997-03-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1997-05-22
CIK 933738

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER: 000-22061

                       INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                    NEVADA                               76-0157248
        (State or, other Jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification Number)


   600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS     77073-6013
         (Address of Principal Executive Offices)            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 821-3200

        Check whether the issuer (1) has filed all reports required to be filed by Section 1.3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 Par Value                        12,723,718
                                       -----------------------------------------
                                       (Shares outstanding as of March 31, 1997)

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THEPERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets at
          March 31, 1997 and December 31, 1996 ............................    3

        Condensed Consolidated Statements of Operations
          for the Three Months ended March 31, 1997 and
          Historical Condensed Consolidated Statements of
          Operations for the Three Months ended March 31, 1996 ............    4

        Condensed Consolidated Statements of Changes in
          Stockholders' Equity for the Year ended December 31,
          1996 and the Three Months ended March 31, 1997 ..................    5

        Condensed Consolidated Statements of Cash Flows for the
          Three Months ended March 31, 1997 and Historical
          Condensed Consolidated Statements of Cash Flows for
          the Three Months ended March 31, 1996 ...........................    6

        Notes to Financial Statements .....................................    7

ITEM 2. Management's  Discussion and Analysis of Financial
          Condition and Results of Operations .............................    9

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities .............................................   14

ITEM 6. Exhibits and Reports on Form 8-K ..................................   15

        Signature .........................................................   15

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   FOR YEAR ENDED DECEMBER 31, 1996 (AUDITED)
              AND THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)

                                             MARCH 31, 1997    DECEMBER 31, 1996
                                              (historical)         (audited)
                                             ---------------    ---------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents: .............   $       351,146    $       637,217
  Mutual funds ...........................           183,055            337,883
                                             ---------------    ---------------
                                                     534,201            975,100

Marketable securities:
  Trading ................................           696,716            400,348
  Available-for-sale .....................            27,451             56,781
                                             ---------------    ---------------
                                                     724,167            457,129

Accounts receivable - trade, less
  allowance for doubtful accounts
  of approximately 11,000 in 1996
  and 1997, respectively .................         1,097,703            593,739
Note receivable from an affiliate ........                 0             84,936
Inventory ................................           681,530            221,096
Note receivable from sale of common stock                  0            799,999
Note receivable from stockholder .........           100,000             50,000
Advances to affiliate ....................            57,910             30,000
Prepaid assets and deferred costs ........            36,678             48,858
                                             ---------------    ---------------
        Total current assets .............   $     3,232,189    $     3,260,857
                                             ---------------    ---------------

PROPERTY AND EQUIPMENT, net ..............           967,981            122,578

OTHER ASSETS .............................           200,917              2,000
                                             ---------------    ---------------
        Total assets .....................   $     4,401,087    $     3,385,435
                                             ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank .....................           472,688            325,000
Accounts payable .........................           479,036             57,698
Income taxes payable .....................           116,399            128,065
Accrued expenses and other
  current liabilities ....................           169,599            170,523
                                             ---------------    ---------------

        Total current liabilities: .......   $     1,237,722    $       681,286
                                             ---------------    ---------------

DEFERRED INCOME TAX ......................            34,010             34,010

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 75,000,000
  shares authorized; 12,723,718 shares
  issued in 1997, 13,129,999 shares
  issued in 1996 .........................            12,724             13,130
        Additional paid in capital .......         2,239,074          1,829,684
        Retained earnings ................           896,788            842,395
        Net unrealized gain on
          marketable securities ..........             1,068              1,068
                                             ---------------    ---------------
                                                   3,149,654          1,269,293

        Treasury stock ...................           (20,299)           (16,138)
                                             ---------------    ---------------
        Total stockholders' equity .......   $     3,129,355    $     2,670,139
                                             ---------------    ---------------
               Total liabilities and
                  stockholders' equity ...   $     4,401,087    $     3,385,435
                                             ===============    ===============

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
              AND THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)

                                          Three Months ended  Three Months ended
                                            March 31, 1997      March 31, 1996
                                             (historical)         (historical)
                                            ---------------     ---------------
OPERATING REVENUES::
  Product  sales .......................    $       310,249     $       259,990
  Consulting fees ......................            909,407             901,256
  Thermal sales ........................            242,785                --
                                            ---------------     ---------------
                                            $     1,462,441     $     1,161,246

COST OF REVENUES:
  Product ..............................            233,856             212,660
 Consulting ............................            631,178             652,537
  Thermal ..............................            162,690                --
                                            ---------------     ---------------
                                            $     1,027,724     $       865,197

GROSS PROFIT ...........................            434,717             296,049
                                            ---------------     ---------------

Selling, general and administrative ....            305,900             245,834
Depreciation ...........................             22,794               6,320

OTHER INCOME (EXPENSE)
  Realized gains on marketable
     securities ........................             55,497              84,536
  Other income .........................             15,460                --
  Unrealized gain (loss) on
     marketable securities .............            (51,377)             (9,574)
  Interest income, net .................            (20,152)              1,846
  Thermal expense ......................            (22,723)               --
                                            ---------------     ---------------
INCOME BEFORE TAXES ....................    $        82,728     $       120,703

TAX PROVISION ..........................             28,335              19,890
                                            ---------------     ---------------

                                            ---------------     ---------------
NET INCOME .............................    $        54,393     $       100,813
                                            ===============     ===============

                                            ===============     ===============
NET INCOME PER COMMON SHARE ............    $           004     $          .009
                                            ===============     ===============

                                            ===============     ===============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING ...................         12,926,858          10,630,000
                                            ===============     ===============

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR YEAR ENDED DECEMBER 31, 1996 (AUDITED) AND
               THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)

                                                                                                NET
                                                                                             UNREALIZED
                                           COMMON STOCK                                     GAIN (LOSS)
                                    --------------------------     ADDITIONAL    RETAINED  ON MARKETABLE   TREASURY
                                      SHARES         AMOUNT     PAID-IN CAPITAL  EARNINGS    SECURIITES     STOCK        TOTAL
                                    -----------    -----------    ------------   --------   ------------   --------    ----------
BALANCES, December 31, 1996 .....    13,129,999    $    13,130    $  1,829,684   $842,395   $      1,068   $(16,138)   $2,670,139
                                    ===========    ===========    ============   ========   ============   ========    ==========
    Activity in treasury stock ..          --             --            21,547       --             --       (4,161)       17,386

    Cancellation of common shares      (600,000)          (600)            600       --             --         --               0

    Issuance of common shares ...       193,719            194         387,243       --             --         --         387,437

    Net income ..................          --             --              --       54,393           --         --          54,393
                                    -----------    -----------    ------------   --------   ------------   --------    ----------
BALANCES, March 31, 1997 ........    12,723,718    $    12,724    $  2,239,074   $896,788   $      1,068   $(20,299)   $3,129,355
                                    -----------    -----------    ------------   --------   ------------   --------    ----------

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                          (unaudited)
                                                     1997              1996
                                                 ------------      ------------
CAH FLOWS FROM OPERATING ACTIVITIES:

 Net income ................................     $     54,393      $    100,813

 Changes in working capital,
     net of Thermal acquisition ............         (183,291)         (305,488)
                                                 ------------      ------------

 Net cash used by operating
     activities ............................         (128,898)         (204,675)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Thermal .......................         (212,000)             --

 Advances on note receivable
     from stockholder ......................          (50,000)             --

 Property acquired .........................         (500,000)             --

 Purchase of investments ...................         (500,000)

 Other .....................................             --              19,868
                                                 ------------      ------------

 Net cash used by investing
     activities ............................       (1,262,000)           19,868
                                                 ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:

 Repayments on notes payable, net ..........         (300,000)             --

 Proceeds from issuance of common
     stock, net ............................          799,999              --

 Borrowings from bank ......................          450,000              --
                                                 ------------      ------------

 Net cash provided by financing
     activities ............................          949,999              --
                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ........................         (440,899)         (184,807)
                                                 ------------      ------------

CASH AND CASH EQUIVALENTS,
   at beginning of period ..................          975,100           573,832
                                                 ------------      ------------

CASH AND CASH EQUIVALENTS,
   at end of period ........................     $    534,201      $    389,025
                                                 ============      ============

*  Non-Cash Transactoins:

 Issuance of common stock for
     Thermal acquisition                              387,000              --

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for all periods ended March 31, 1997 and 1996. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles', have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1996 and 1995, which are included in the Company's annual report on Form 10-KSB. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.    NOTE RECEIVABLE FROM STOCKHOLDER:

      At March 31, 1997, The Company had an additional note receivable due from a stockholder in the amount of $50,000. The note receivable is unsecured, due on demand and bears interest at a rate of 9% per annum. Interest on the note is due annually.

3.    STOCKHOLDERS' EQUITY:

      The Company issued 2,499,999 shares of common stock in exchange for five non-interest bearing notes totaling $999,999. During fiscal 1996, the Company received the payment on one of the notes totaling $200,000. On January 27, 1997, the four remaining notes were paid in full and the Company received the remaining $799,999.

4.    ACQUISITION:

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

      The following is the computation of goodwill recorded in connection with Thermal and the related land and building previously leased by Thermal:

       Purchase price ...................................   $ 1,100,000
       Fair value of net assets of
         Thermal acquired ...............................      (354,566)
       Appraised value of land and building acquired ....      (695,000)
                                                            -----------
       Goodwill .........................................   $    50,434
                                                            ===========

      The financial statements do not reflect the accounts of Thermal because the acquisition did not close until February 1997. The shares of common stock issued by the Company and held in escrow have not been reflected as issued and outstanding in the accompanying financial statements.

      The following table reflects proforma information as if this transaction had occurred at the beginning of each of the periods presented, (in 000's except per share data):

                              For the Three Months   For the Three Months
                              Ended March 31, 1997   Ended March 31, 1996
                              --------------------   --------------------
       Total Revenue ......   $              1,822   $              1,556
       Net Income .........                     94                     18
       Income per Share ...                   .004                   .000

5.    SUBSEQUENT EVENT:

      Since the acquisition of Thermal, a bank line of credit in the amount of $400,000 has been approved to provide working capital which was previously provided by the Company through the factoring of receivables. This line of credit is at a rate of prive plus 1% and has a maturity of one year. Additionally, the Company's bank line of credit in the amount of $350,000 has been renewed for an additional one year term at prime plus 1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS-OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included elsewhere in the Company's Annual Report on Form 10-KSB/A for the period ended December 31, 1996.

OVERVIEW

        The Company was formed in 1985 to engage in the business of providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from the IED segment. In 1989, the Company introduced its IPD segment and has continued to introduce new products to the marketplace. The IPD segment has generated sales as a percent of total revenue of 21% and 22%, for the three months ended March 31, 1997 and 1996, respectively, while the IED segment has generated sales as a percent of total revenue of 62% and 78% for the same period. The Company's recent acquisition, Thermal Corp., has generated sales as a percent of total revenue of 17% for the three months ended March 31, 1997.

        The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 5.2% and 4.1% for the three months ended March 31, 1997 and 1996, respectively, due to the intense price competition characteristic of the computer products market. The gross margin for pipeline engineering services, which reflects direct labor costs, has ranged from 19.0% in 1997 to 21.4% in 1996. Thermal's gross margin for the three months ended March 31, 1997 was 5.5%. The variation is primarily attributable to the pricing and the mix of services provided, and to the level of direct labor as a component of cost during any given period. The overall gross margin for Industrial Data Systems Corporation, which includes product sales, pipeline consulting services, and Thermal's operations for the three months ended March 31, 1997 was 29.7%. The overall gross margin for the Company for the same period in 1996 (excluding Thermal's operations) was 25.5%.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                              Three Months Ended March 31,
                                       -----------------------------------------
                                              1997                   1996
                                       -------------------    ------------------
                                         Amount        %        Amount       %
                                       ----------    -----    ----------   -----
Revenue:
  Computer Products ................      310,249     21.2       259,990    22.4
  Consulting Services ..............      909,407     62.2       901,256    77.6
  Thermal ..........................      242,785     16.6             0     0.0
                                       ----------    -----    ----------   -----
     Total revenue .................    1,462,441    100.0     1,161,246   100.0
                                       ----------    -----    ----------   -----
Gross Profit:
  Computer Products ................       76,393      5.2        47,330     4.1
  Consulting Services ..............      278,229     19.0       248,719    21.4
  Thermal ..........................       80,095      5.5             0     0.0
                                       ----------    -----    ----------   -----
     Total gross profit ............      434,717     29.7       296,049    25.5
                                       ----------    -----    ----------   -----
Selling, general and administrative
  expenses
Depreciation .......................      305,900     20.9       245,834    21.2
    Operating income ...............       22,794      1.6         6,320     0.5
                                          106,023      7.2        43,895     3.8
                                       ----------    -----    ----------   -----
Other income (expense) .............      (23,295)    (1.6)       76,808     6.6
     Income before provision
        for income taxes ...........       82,728      5.7       120,703    10.4
                                       ----------    -----    ----------   -----
Provision for income taxes .........       28,335      1.9        19,890     1.7
Net income after income taxes ......       54,393      3.7       100,813     8.7
                                       ----------    -----    ----------   -----

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        TOTAL REVENUE. Total revenue increased by $301,195 or 25.9% from $1,161,246 for the three months ended March 31, 1996, compared to $1,462,441 in 1997. Revenue from the IPD, which comprised 22.4% of total revenue for the three months ended March 31, 1996, increased by $50,259 or 19.3%. The increase in IPD revenue was generally attributable to increased sales to new and existing customers which resulted from the hiring of additional sales personnel, in addition to the introduction of new product lines. Revenue from the IED which comprised 62.2% of total revenue for the three months ended March 31, 1997 increased slightly by $8,151 or .9%. Revenue from Thermal was $242,785 for the first quarter of 1997, which was derived only during the month of March, following the recent acquisition.

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

        The slight increase in IED revenue for the three months ended March 31, 1997 was due to a slight increase in engineering consulting projects resulting from increased drilling and exploration activity in the oil and gas industry and from the recent industry trend to outsource more engineering projects to consulting firms such as IED.

        GROSS PROFIT. Gross profit increased by $138,668 or 46.8% from $296,049 for the three months ended March 31, 1996 to $434,717 for the same period in 1997. The gross margin for the IED decreased from 21.4% in the three months ended Marach 31, 1996 to 19.0% for the same period in 1997. The decrease was attributable to the inclusion of Thermal's gross profit during the 1997 period. The gross margin for the IPD increased from 4.1% for the period ended March 31, 1996 to 5.2% for the same period in 1997. This increase was primarily attributable to a sales blend of products that have higher gross margins.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $60,066 or 24.4% from $245,834 for the three months ended March 31, 1996 compared to $305,900 for the same period in 1997. As a percentage of total revenue, selling, general and administrative expenses decreased from 21.2% for the three months ended March 31, 1996 to 20.9% for the same period in 1997. The dollar decrease was primarily attributable to a decrease in general and administrative expenses.

        OPERATING INCOME. Operating income increased by $62,128 or 141.5% from $43,895 for the three months ended March 31, 1996, compared to $106,023 for the same period in 1997. Operating income increased as a percentage of total revenue from 3.8% for the three months ended March 31, 1996 to 7.2% for the same period in 1997. The increase in operating income was a result of slightly higher gross margins coupled with increased selling, general and administrative expenses.

        OTHER INCOME (EXPENSE). Other income decreased by $101,103 or 130.3% from $76,808 for the three months ended March 31, 1996 to $-23,295 for the same period in 1996. This decrease was due to unrealized losses in marketable secuities, additional interest expense due to higher utilization of the Company's line of credit, and expenses associated with the acquisition of Thermal.

        NET INCOME. Net income after taxes decreased by $46,420 or 46.1% from $100,813 for the three months ended March 31, 1996 to $54,393 for the same period in 1997. Net income after taxes decreased as a percentage of total revenue from 8.7% for the three months ended March 31, 1996 to 3.7% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of March 31, 1997, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of March 31, 1997, $25,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $350,000, which bears intersts at prime plus 1%, is for a term of one year and matures on June 11, 1998. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has established an additional line of credit for Thermal, which will provide for maximum borrowings of $400,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 11, 1998. The additional line of credit is secured by accounts receivable and inventory of Thermal, and a guaranty from the Company.

        The Company issued 2,499,999 shares of its common stock on August 2, 1996, in exchange for promissory notes due February 15, 1997, which totaled $999,999. These notes were subsequently paid in full on January 27, 1997. The Company believes that it has sufficient working capital and does not intend to sell shares of its common stock within the next twelve months.

        The Company's working capital was $2,579,571 and $1,994,467 at December 31, 1996 and March 31, 1997, respectively.

        CASH FLOW

        Operating activities used net cash totaling $204,675 and $128,898 for the three months ended March 31, 1996 and 1997 respectively. During the three months ended March 31, 1997, the Company received $799,999 in proceeds from the issuance of common stock, in addition to the repayment of $300,000 on notes payable. The Company did not generate significant cash flow from operating activities for the three months ended March 31, 1996, due to the working capital requirements resulting from the rapid growth of the Company. Trade accounts receivable increased $503,964 since December 31, 1996. Inventory increased by $460,434 for the same period.

        Investing activities provided cash totaling, $19,868 for the three months ended March 31, 1996 and used cash totaling $1,262,000 for the same period in 1997. The Company's investing activities that used cash during these periods was primarily related to the purchase of Thermal and its facilities and other investments.

        As of March 31, 1997, the Company had a portfolio of marketable securities which had a fair market value of $724,167 and consisted of common stocks, preferred stocks, bonds and mutual funds. The common stocks, preferred stocks and bonds that the company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open end stock funds which are managed by Aim, Pioneer, and Smith Barney & Co. These mutual fund investments are generally held for longer than a one year period. These securities are traded by the Company as part of its plan to provides additional cash for working capital requirements.

        The marketable securities to be held to maturity are stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of stockholder's equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Marketable securities accounted for as trading securities are stated at market value, with unrealized gains and losses charged to income. William A. Coskey, the Company's President and Chief Executive Officer, is responsible for managing the Company's portfolio of marketable securities. The funds used in this portfolio were from generally available from cash reserves.

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

        Financing activities provided cash totaling $949,999 for the three months ended March 31, 1997. Additionally, financing activities provided net cash of $150,000, which included repayment of $300,000 on the Comapny's line of credit and an increase in borrowings of $450,000 for the purchase of Thermal's facilities. The Company has additional financing amounts of $325,000.available on its line of credit at March 31, 1997. The line of credit has been used principally to finance accounts receivable and inventory purchases. Of the $999,999 proceeds received from the sale of securities, $200,000 was received in 1996 with the remaining balance being paid in full in January, 1997.

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

        During the next nine months, the Company expects to incur an estimated $100,000 for capital expenditures, a majority of which is expected to be incurred for specialized computer production equipment. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the Company's level of growth.

        ASSET MANAGEMENT

        The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $593,739 and $1,097,703 at March 31, 1996 and 1997, respectively. The number of days' sales outstanding in trade accounts receivable was 46 days and 67 days, respectively. Bad debt expenses have been insignificant (approximately .01%) for each of these periods.

PART II        OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES

        On February 15, 1997, the Company issued 193,719 of its common stock, $.001 par value, in connection with the acquisition of Thermaire, Inc. The Company had issued 600,000 shares of its common stock to Thermal in 1995, on a contingent basis, which were cancelled on February 15, 1997. These shares were held in an escrow account pending completion of the acquisition. The number of shares outstanding as of March 31, 1997, was 12,723,718.

ITEM 5.        SUBSEQUENT EVENT

        On February 15, 1997, the Company acquired Thermaire, Inc., doing business as Thermal Corporation in a stock purchase. The Company paid $600,000 for Thermal, which consisted of $212,563 in cash and the issuance of 193,719 shares of the Company's common stock, which may be put back to the Company for $2 per share at the option of the holder. The Company also purchased the facilities that Thermal had been leasing from an affiliate for $500,000. The Company obtained bank financing totaling $450,000 to purchase the facilities. The acquisition has been accounted for on the purchase method of accounting. Goodwill arising as a result of this transaction totaled approximately $50,434.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

             None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INDUSTRIAL DATA SYSTEMS CORPORATION

Dated: May 21, 1997                    By: /s/ HULDA L. COSKEY
                                               Hulda L. Coskey, Vice President
                                               and Chief Financial Officer