Form 10QSB
period 1997-06-30
INDUSTRIAL DATA SYSTEMS CORP
filed 1997-08-14
CIK 933738

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

          (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                        COMMISSION FILE NUMBER: 000-22061

                       INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


            NEVADA                                    76-0157248
(State or, other Jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

 600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS            77073-6013
 (Address of Principal Executive Offices)                         (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (281) 821-3200

        Check whether the issuer (1) has filed all reports required to be filed by Section 1.3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 Par Value                        12,723,718
                                       (Shares outstanding as of June 30, 1997)

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 1997


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART 1 FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS ..............................................  3

ITEM 2.MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS .............................................  9

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES ............................................ 16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 16

ITEM 5. OTHER INFORMATION ................................................ 16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................. 17

          Signature ...................................................... 17

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                June 30, 1997     December 31,1996
                                                                                -------------     ----------------
CURRENT ASSETS:
  Cash and cash equivalents ...................................................  $   460,204        $   637,217
  Mutual funds ................................................................       47,432            337,883
                                                                                 -----------        -----------
                                                                                 $   507,636        $   975,100



Marketable securities:
  Trading .....................................................................      787,587            400,348
  Available-for-sale ..........................................................       27,771             56,781
                                                                                 -----------        -----------
                                                                                 $   815,358        $   457,129

Accounts receivable - trade, less allowance for doubtful accounts of ..........  $ 1,717,951        $   593,739
  approximately 11,000 in 1996 and 1997, respectively
Note receivable from an affiliate .............................................         --               84,936
Inventory .....................................................................      667,679            221,096
Note receivable from sale of common stock .....................................         --              799,999
Note receivable from stockholder ..............................................      100,000             50,000
Advances to affiliate .........................................................       58,319             30,000
Prepaid assets and deferred costs .............................................       64,526             48,858
                                                                                 -----------        -----------
            Total current assets ..............................................  $ 3,931,469        $ 3,260,857
                                                                                 -----------        -----------

PROPERTY AND EQUIPMENT, net ...................................................      958,943            122,578

OTHER ASSETS ..................................................................      212,957              2,000
                                                                                 -----------        -----------


            Total Assets ......................................................  $ 5,103,369        $ 3,385,435
                                                                                 ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current  portions long-term debt ..............................................  $    14,567               --
Note payable to bank ..........................................................      575,000        $   325,000
Accounts payable ..............................................................      426,879             57,698
Income taxes payable ..........................................................      114,728            128,065
Accrued expenses and other current liabilities ................................      163,003            170,523
                                                                                 -----------         ----------


            Total Current Liabilities .........................................  $ 1,294,177        $   681,286
                                                                                 -----------        -----------

LONG TERM LIABILITIES:
Deferred Income Tax ...........................................................       34,010             34,010
Notes Payable Long -Term, less current portion ................................      429,661
                                                                                 -----------        -----------

                Total Long -Term Liabilities: .................................      463,671             34,010
                                                                                 -----------        -----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 75,000,000 shares authorized; 12,723,718 shares issued in 1997, 13,129,999
shares issued in 1996 .........................................................       12,724             13,130
            Additional paid - in capital ......................................    2,263,913          1,829,684
            Retained earnings .................................................    1,085,022            842,395
            Net unrealized gain on marketable securities ......................         --                1,068
                                                                                 -----------        -----------

                                                                                   3,361,659          1,269,293
                                                                                 -----------        -----------

            Treasury stock ....................................................      (16,138)           (16,138)
                                                                                 -----------        -----------
            Total Stockholders Equity .........................................  $ 3,345,521        $ 2,670,139
                                                                                 -----------        -----------
                        Total Liabilities and Stockholders Equity .............  $ 5,103,369        $ 3,385,435
                                                                                 ===========        ===========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Quarter Ended                   Six Months Ended
                                                                              June 30                           June 30
                                                                ------------------------------      --------------------------------
                                                                      1997              1996             1997               1996
OPERATING REVENUES:
  Product  sales .........................................      $    515,095       $   421,101      $    825,344       $    681,091
  Consulting fees ........................................         1,103,671           911,359         2,013,078          1,812,615
  Thermal sales ..........................................         1,226,659              --           1,469,444               --
                                                                ------------       -----------      ------------       ------------
                                                                $  2,845,425       $ 1,332,460      $  4,307,866       $  2,493,706

COST OF REVENUES:
  Product ................................................           389,750           334,535           623,606            547,196
 Consulting ..............................................           797,921           657,706         1,429,099          1,310,243
  Thermal ................................................           932,635              --           1,095,325               --
                                                                ------------       -----------      ------------       ------------
                                                                $  2,120,306       $   992,241      $  3,148,030       $  1,857,439


GROSS PROFIT: ............................................      $    725,119       $   340,219      $  1,159,836       $    636,267
                                                                ------------       -----------      ------------       ------------

Selling, general and administrative ......................           413,685           234,970           719,585            480,823
Depreciation .............................................            33,425             6,941            56,219             13,261

OTHER INCOME (EXPENSE):
  Realized gains on marketable securities ................            20,539            34,684            76,036            119,221
  Other income ...........................................            19,137             1,502            34,597              1,502
  Unrealized gain (loss) on marketable securities ........            17,730             3,841           (33,647)            (5,733)
  Interest income, net ...................................           (19,243)              840           (39,395)             2,686
  Thermal expense ........................................           (25,307)             --             (48,030)              --

                                                                ------------       -----------      ------------       ------------

INCOME BEFORE TAXES ......................................      $    290,865       $   139,175      $    373,593       $    259,859

TAX PROVISION ............................................      $    103,699       $     3,298      $    132,034       $     23,188
                                                                ------------       -----------      ------------       ------------

NET INCOME ...............................................      $    187,166       $   135,877      $    241,559       $    236,671
                                                                ============       ===========      ============       ============
                                                                ------------       -----------      ------------       ------------
NET INCOME  PER COMMON SHARE .............................      $       .015       $      .013      $       .019       $       .022
                                                                ============       ===========      ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                  12,723,718        10,630,000        12,723,718         10,630,000
                                                                ============       ===========      ============       ============

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR YEAR ENDED DECEMBER 31, 1996 (AUDITED) AND THE
                   SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

                                                                                                 NET
                                                                                             UNREALIZED
                                                                      ADDITIONAL             GAIN(LOSS)ON
                                                  COMMON STOCK         PAID-IN-   RETAINED   MARKETABLE    TREASURY
                                                                       CAPITAL    EARNINGS   SECURITIES      STOCK       TOTAL
                                              SHARES        AMOUNT
                                             ----------   ----------
BALANCES, December 31, 1996 ..............   13,129,999   $ 13,130   $1,829,684  $  842,395  $ 1,068      $ (16,138)    $2,670,139
                                             ----------   ---------- ----------  ----------  ----------   ----------  ------------

      Cancellation  Of Common  Shares ....     (600,000)      (600)         600        --       --               --             -0-

      Issuance Of Common Shares ..........      193,719        194      433,629        --       --               --        433,823

             Net Change in Unrealized Gain         --         --           --         1,068   (1,068)            --             -0-
        (Loss) on Marketable Securities

      Net Income .........................         --         --           --       241,559     --               --        241,559
                                                                                                          -----------   ----------


      BALANCES, June 30, 1997 ............   12,723,718   $ 12,724   $2,263,913  $1,085,022   $   -0-     $   (16,138)  $3,345,521
                                             ==========   ========== ==========  ==========   ==========  ===========   ==========

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                   June 30
                                                                      ---------------------------------
                                                                           1997                 1996
                                                                           ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .........................................................  $   241,559            $ 236,671
Depreciation - Non Cash ............................................       56,219                 --
Changes in working capital, net of Thermal acquisition .............     (852,681)            (562,250)
                                                                      -----------            ---------
Net cash used by operating activities ..............................  $  (554,903)           $(325,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Thermal ................................................     (212,000)                --
Advances on note receivable from stockholder .......................      (50,000)                --
Property and equipment acquired ....................................     (547,181)                --
Purchase of investments ............................................     (500,000)                --
Other assets acquired ..............................................      (12,040)              13,723
                                                                      -----------            ---------
Net Cash used by investing activities ..............................  $(1,321,221)           $  13,723
                                                                      -----------            ---------

CASH FLOW FINANCING ACTIVITIES
Long term mortgage on land and buildings ...........................      429,661                 --
Repayments on notes payable, net ...................................     (300,000)                --
Proceeds from issuance of common stock, net ........................      799,999                 --
Sale of Treasury Stock .............................................       29,000                 --
Borrowings from bank ...............................................      450,000                 --
                                                                      -----------            ---------
Net cash provided by financing activities ..........................  $ 1,408,660            $    --
                                                                      -----------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                      $  (467,464)           $(311,856)
                                                                      -----------            ---------

CASH AND CASH EQUIVALENTS, at beginning of period
                                                                      $   975,100            $ 573,832
                                                                      -----------            ---------

CASH AND CASH EQUIVALENTS, at end of period ........................  $   507,636            $ 261,976
                                                                      ===========            =========
*   NON-CASH TRANSACTIONS:

     Issuance of common stock for  Thermal acquisitions ............  $   387,000                 --

Thermal Acquisitions

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

         The financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for all periods ended June 30, 1997 and 1996. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1996 and 1995, which are included in the Company's annual report on Form 10-KSB. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.       NOTE RECEIVABLE FROM STOCKHOLDER:

         At June 30, 1997, The Company had notes receivable due from two stockholders in the amount of $50,000 each. The notes receivable are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually.



3.       STOCKHOLDERS' EQUITY:

         The Company issued 2,499,999 shares of common stock in exchange for five non-interest bearing notes totaling $999,999. During fiscal 1996, the Company received the payment on one of the notes totaling $200,000. On January 27, 1997, the four remaining notes were paid in full and the Company received the remaining $799,999.

4.       ACQUISITION:

         In February 1997, the Company acquired Thermaire, Inc. dba Thermal Corporation (Thermal) in a stock purchase. The Company paid $600,000, consisting of $212,563 in cash and 193,719 shares of the Company's common stock, which may be put back to the Company for $2 per share at the option of the holder. This option expires August 15, 1997. Additionally, the Company purchased the facilities that Thermal had been leasing from an affiliate for $500,000. The Company obtained bank financing totaling $450,000 related to the acquisition of these facilities. The acquisition has been accounted for on the purchase method of accounting. Goodwill arising as a result of this transaction totaled approximately $50,434. Previously, in 1995, the Company had issued 600,000 shares of its common stock to Thermal on a contingent basis. These shares were held in an escrow account pending completion of the acquisition, at which time these shares were released from escrow and canceled. The aforementioned 193,719 shares were issued under revised terms of the purchase agreement.

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The following is the computation of goodwill recorded in connection with Thermal and the related land and building previously leased by Thermal:

  Purchase price                                         $1,100,000
  Fair value of net assets of
              Thermal acquired                             (354,566)
  Appraised value of land and building acquired            (695,000)
                                                          ---------
  Goodwill                                               $   50,434
                                                             ======

The following table reflects proforma information as if this transaction had occurred at the beginning of each of the periods presented, (in 000's except per share data):

                         FOR THE SIX MONTHS             FOR THE SIX MONTHS
                         ENDED JUNE 30, 1997           ENDED JUNE 30, 1996

Total Revenue                  $    4,668                     $    3,642
Net Income                            293                            255
Income per Share                     .023                           .024


5.       LINES OF CREDIT:

         Since the acquisition of Thermal, a bank line of credit in the amount of $400,000 has been approved to provide working capital which was previously provided by the Company through the factoring of receivables. This line of credit is at a rate of prime plus 1% and has a maturity of one year. Additionally, the Company's bank line of credit in the amount of $350,000 has been renewed for an additional one year term at prime plus 1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included elsewhere in the Company's Annual Report on Form 10-KSB/A for the period ended December 31, 1996.

OVERVIEW

The Company was formed in 1985 to engage in the business of providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from the IDS Engineering Division (IED). In 1989, the Company introduced its Industrial Products Division (IDP) segment and has continued to introduce new products to the marketplace. The IPD segment has generated sales as a percent of total revenue of 19.2% and 27.3%, for the six months ended June 30, 1997 and 1996, respectively, while the IED segment has generated sales as a percent of total revenue of 46.7% and 72.7% for the same period. The Company's recent acquisition, Thermal Corp., has generated sales as a percent of total revenue of 34.1% for the six months ended June 30, 1997.

The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 24.4 % and 19.7% for the six months ended June 30, 1997 and 1996, respectively. The gross margin for IED, which reflects direct labor costs, has ranged from 29.0% in 1997 to 27.7% in 1996. The variation is primarily attributable to the pricing and the mix of services provided, and to the level of direct labor as a component of cost during any given period. Thermal's gross margin for the four months ended since its acquisition was 25.6%. The overall gross margin for Industrial Data Systems Corporation, which includes IPD and IED for the six months ended June 30, 1997 and Thermal's four months of operations ended June 30, 1997 was 26.9%. The overall gross margin for the Company for the same period in 1996 (excluding Thermal's operations) was 25.5%.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                                            QUARTER ENDED JUNE 30                SIX MONTHS ENDED JUNE 30
                                                            ---------------------                ------------------------

                                                         1997                1996                1997                 1996
                                                        AMOUNT      %       AMOUNT      %       AMOUNT       %       AMOUNT      %
                                                        ------      -       ------      -       ------       -       ------      -
Revenue:
     Computer Products ............................  $  515,095   18.10  $  421,101   31.60 $   825,344    19.16  $  681,091   27.31
     Consulting Services ..........................   1,103,671   38.79     911,359   68.40   2,013,078    46.73   1,812,615   72.69
     Thermal ......................................   1,226,659   43.11        --      --     1,469,444    34.11        --      --
                                                     ----------  ------  ----------  ------ -----------   ------  ----------  ------
              TOTAL REVENUE .......................  $2,845,425  100.00  $1,332,460  100.00 $ 4,307,866   100.00  $2,493,706  100.00
                                                     ==========  ======  ==========  ====== ===========   ======  ==========  ======

GROSS PROFIT:
     Computer Products ............................  $  125,345    4.41  $   86,566    6.49 $   201,738     4.68  $  133,895    5.36
     Consulting Services ..........................     305,750   10.74     253,653   19.04     583,979    13.56     502,372   20.15
     Thermal ......................................     294,024   10.33        --      --       374,119     8.68        --      --
                                                     ----------  ------  ----------  ------ -----------   ------  ----------  ------
                 TOTAL GROSS PROFIT ...............  $  725,119   25.48  $  340,219   25.53 $ 1,159,836    26.92  $  636,267   25.51
                                                     ==========  ======  ==========  ====== ===========   ======  ==========  ======

Selling, General and  Administrative Expense ......     413,685   14.54     234,970   17.63     719,585    16.70     480,823   19.28
  Depreciation ....................................      33,425    1.17       6,941    0.52      56,219     1.31      13,261    0.53

 OPERATING INCOME (EXPENSE)
                                                     $  278,009    9.77  $   98,308    7.38 $   384,032     8.91  $  142,183    5.70
                                                     ==========  ======  ==========  ====== ===========   ======  ==========  ======


           Other Income (Expense) .................      12,856    0.45      40,867    3.06     (10,439)   (0.24     117,676    4.72


INCOME BEFORE PROVISION FOR INCOME TAXES ..........  $  290,865   10.22  $  139,175   10.44 $   373,593     8.67  $  259,644   10.41

         Provisions for Income Taxes ..............     103,699    3.64       3,298    0.25     132,034     3.07      23,188    0.93
NET INCOME AFTER INCOME TAXES
                                                     $  187,166    6.58  $  135,877   10.19 $   241,559     5.60  $  236,671    9.49
                                                     ==========  ======  ==========  ====== ===========   ======  ==========  ======

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1997

SINCE THE THERMAL ACQUISITION WAS COMPLETED IN LATE FEBRUARY, 1997, FINANCIAL DATA FOR THE QUARTER ENDED JUNE 30, 1996, DOES NOT INCLUDE THE RESULTS OF THERMAL'S OPERATIONS.

            TOTAL REVENUE. Total revenue increased by $1,512,965 or 113.5% from $1,332,460 for the quarter ended June 30, 1996, compared to $2,845,425 in 1997. Revenue from the IPD, which comprised 18.1% of total revenue for the quarter ended June 30, 1997, increased by $93,994 or 22.3%. The increase in IPD revenue was generally attributable to increased shipments of existing product lines. Revenue from the IED which comprised 38.8% of total revenue for the quarter ended June 30, 1997 increased by $192,312 or 21.1%.

The increase in IED revenue for the quarter ended June 30, 1997 was due to increased activity in the pipeline industry and from the recent industry trend to outsource engineering projects to consulting firms such as IED. Another factor in IED's increased revenue was the hiring of a full time business development manager during the first quarter of 1997.

Revenue from Thermal was $1,226,659 for the second quarter of 1997, which comprised 43.1% of total revenue for the quarter ended June 30, 1997.

            GROSS PROFIT. The Company's total gross profit increased by $384,900 or 113.1% from $340,219 for the quarter ended June 30, 1996 to $725,119 for the same period in 1997. The gross margin for the IPD increased from 20.6% in the quarter ended June 30, 1996 to 24.3% for the same period in 1997. The increase in IPD gross margins was primarily due to decreases in component costs coupled with relatively stable sales prices.

The gross margin for the IED remained relatively constant at 27.8% for the period ended June 30, 1996 to 27.7% for the same period in 1997. IED billing and wage rates increased proportionally during the periods reported from 1996 to 1997.

The gross margin for Thermal was 24.0 % for the quarter ended June 30, 1997. Thermal's gross profit comprised 40.5% of total gross profit for the quarter ended June 30, 1997.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $178,715 or 76.1% from $234,970 for the quarter ended June 30, 1996 compared to $413,685 for the same period in 1997. As a percentage of total revenue, selling, general and administrative expenses decreased from 17.6% for the quarter ended June 30, 1996 to 14.5% for the same period in 1997. This percentage decrease was primarily attributable to overall increases in selling, general and administrative expenses which were offset by greater increases in revenue.

            OPERATING INCOME. Operating income increased by $179,701 or 183% from $98,308 for the quarter ended June 30, 1996, compared to $278,009 for the same period in 1997. Operating income increased as a percentage of total revenue from 7.4% for the quarter ended June 30, 1996 to 9.8% for the same period in 1997. The increase in operating income was partially a result of the inclusions of Thermal's operations in the 1997 period.

            OTHER INCOME (EXPENSE). Other income decreased by $28,011 or 68.5% from $40,867 for the quarter ended June 30, 1996 to $12,856 for the same period in 1996. This decrease was due to additional interest expense due to higher utilization of the Company's line of credit and expenses associated with the acquisition of Thermal. This decrease was also due in part to the Company having less realized gains on its marketable securities in the 1997 period as compared to the 1996 period.

            NET INCOME. Net income before taxes increased by $151,690 or 109.0% from the $139,175 for the quarter ended June 30, 1996 to $290,865 for the same period in 1997. Net income after taxes increased by $51,289 or 37.7% from $135,877 for the quarter ended June 30, 1996 to $187,166 for the same period in 1997. Net income after taxes decreased as a percentage of total revenue from 10.2% for the quarter ended June 30, 1996 to 6.6% for the same period in 1997 due to significant increases in tax provisions.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

FINANCIAL DATA REFLECTED FOR THE SIX MONTHS ENDED JUNE 30, 1997 INCLUDES ONLY THE FOUR MONTHS (MARCH - JUNE) FOR THERMAL'S OPERATIONS SINCE THE ACQUISITION IN LATE FEBRUARY, 1997. FINANCIAL DATA FOR THE SIX MONTHS ENDED JUNE 30, 1996 DOES NOT INCLUDE RESULTS OF THERMAL'S OPERATIONS.

            TOTAL REVENUE. Total revenue increased by $1,814,160 or 72.7% from $2,493,706 for the six months ended June 30, 1996, compared to $4,307,866 in 1997. Revenue from the IPD, which comprised 19.2% of total revenue for the six months ended June 30, 1996, increased by $144,253 or 21.2%. The increase in IPD revenue was generally attributable to increased sales to new and existing customers which resulted from the hiring of additional sales personnel.

Revenue from the IED which comprised 46.7% of total revenue for the six months ended June 30, 1997 increased by $200,463 or 11.1% from $1,812,6115 in 1996 to
$2,013,078 for the same period in 1997. The increase in IED revenue was due to increased activity in the pipeline industry and from the recent industry trend to outsource engineering projects to consulting firms such as IED. Another factor in IED's increased revenue was the hiring of a full time business development manger during the first quarter of 1997.

Revenue from Thermal was $1,469,444 or 34.1 % of total revenue for the four months (March - June), following the recent acquisition.

            GROSS PROFIT. Gross profit increased by $523,569 or 82.3% from $636,267 for the six months ended June 30, 1996 to $1,159,836 for the same period in 1997. The gross margin for the IPD increased from 19.7 % in the six months ended June 30, 1996 to 24.4% for the same period in 1997. The increase in IPD gross margins was primarily due to decreases in component costs coupled with relatively stable sales prices. The gross margin for the IED increased from 27.7% for the period ended June 30, 1996 to 29.0% for the same period in 1997. The increase in IED gross profit was attributable to IED billing and wage rates remaining fairly constant during the periods reported from 1996 to 1997.

Thermal's gross profit was 25.6% which represents 32.3% of the Company's total gross profit.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $238,762 or 49.6% from $480,823 for the six months ended June 30, 1996 compared to $719,585 for the same period in 1997. As a percentage of total revenue, selling, general and administrative expenses decreased from 19.3% for the six months ended June 30, 1996 to 16.7% for the same period in 1997. This percentage decrease was primarily attributable to overall increases in selling, general and administrative expenses which were offset by greater increases in revenue.

            OPERATING INCOME. Operating income increased by $241,849 or 170.1% from $142,183 for the six months ended June 30, 1996, compared to $384,032 for the same period in 1997. Operating income increased as a percentage of total revenue from 5.7% for the six months ended June 30, 1996 to 8.9% for the same period in 1997. The increase in operating income was a result of increased revenues, slightly improved gross profit and reduced selling, general and administrative expenses as a percent of total revenue.

            OTHER INCOME (EXPENSE). Other income decreased by $128,115 or 108.1% from $117,676 for the six months ended June 30, 1996 to -$10,439 for the same period in 1997. This decrease was due to additional interest expense due to higher utilization of the Company's line of credit and expenses associated with the acquisition of Thermal. This decrease was also due in part to the Company having less realized gains on its marketable securities in the 1997 period as compared to the 1996 period.

            NET INCOME. Net income before taxes increased by $113,734 or 43.8% from $259,859 for the six months ended June 30, 1996 to $373,593 for the same period in 1997. Net income after taxes increased by $4,888 or 2.1% from $236,671 for the six months ended June 30, 1996 to $241,559 for the same period in 1997. Net income after taxes decreased as a percentage of total revenue from 9.5% for the six months ended June 30, 1996 to 5.6% for the same period in 1997 due to significant increases in tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of June 30, 1997, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of June 30, 1997, $175,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $350,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 11, 1998. The line of credit is secured by accounts receivable and inventory. The Company has established an additional line of credit for Thermal, which provides for maximum borrowings of $400,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 11, 1998. The additional line of credit is secured by accounts receivable and inventory of Thermal, and a guaranty from the Company.

The Company's working capital was $2,579,571 and $2,637,292 at December 31, 1996 and June 30, 1997, respectively.

            CASH FLOW

Operating activities used net cash totaling $325,579 and $554,903 for the six months ended June 30, 1996 and 1997 respectively. The Company did not generate significant cash flow from operating activities for the six months ended June 30, 1996, due to the working capital requirements resulting from the rapid growth of the Company. Trade accounts receivable increased $1,124,212 since December 31, 1996. Inventory increased by $446,583 for the same period.

Investing activities provided cash totaling, $13,723 for the six months ended June 30, 1996 and used cash totaling $1,321,221 for the same period in 1997. The Company's investing activities that used cash during these periods were primarily related to the purchase of Thermal and its facilities and other investments.

As of June 30, 1997, the Company had a portfolio of marketable securities which had a fair market value of $815,358 and consisted of common stocks, preferred stocks, bonds and mutual funds. The common stocks, preferred stocks and bonds that the company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open end stock funds which are managed by Aim, Pioneer, and Smith Barney & Co. These mutual fund investments are generally held for longer than a one year period. These securities are traded by the Company as part of its plan to provides additional cash for working capital requirements.

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

Financing activities provided cash totaling $1,408,660 for the six months ended June 30, 1997. Additionally, financing activities provided net cash of $150,000, which included repayment of $300,000 on the Company's line of credit and an increase in borrowings of $450,000. The Company has additional financing amounts of $175,000 available on its line of credit at June 30, 1997. The line of credit has been used principally to finance accounts receivable and inventory purchases. Of the $999,999 proceeds received from the sale of securities, $200,000 was received in 1996 with the remaining balance being paid in full in January, 1997. In the first quarter of 1997, the Company repurchased 4,000 shares of IDS stock for the treasury. In May, 1997, the Company sold 4,000 shares of its treasury stock to employees for the original purchase price.

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

During the next six months, the Company expects to incur an estimated $100,000 for capital expenditures, a majority of which is expected to be incurred for computer equipment. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the Company's level of growth.

            ASSET MANAGEMENT

The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $906,237 and $1,717,951 at June 30, 1996 and 1997, respectively. The number of days' sales outstanding in trade accounts receivable was 61 days and 54 days, respectively. Bad debt expenses have been insignificant (approximately 0.1%) for each of these periods.

PART II                 OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On February 15, 1997, the Company issued 193,719 shares of its common stock, $.001 par value, in connection with the acquisition of Thermaire, Inc. The Company had issued 600,000 shares of its common stock to Thermal in 1995, on a contingent basis, which were canceled on February 15, 1997. These shares were held in an escrow account pending completion of the acquisition. The number of shares outstanding as of June 30, 1997, was 12,723,718.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of Industrial Data Systems Corporation was held on Friday, June 20, 1997, at the corporate office of the Company for the following purposes: 1) To elect five directors to the Board of Directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified; 2) To approve and ratify the appointment of Hein & Associates, LLP as the Company's independent auditors; and 3) To transact such other business as may properly come before the Annual Meeting or any adjournment thereof. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the Management's nominees for discussion as listed in the proxy statement. All such nominees were elected with 9,713,489 votes for, 0 votes against, and 0 votes withheld. All matters were approved with 9,713,489 votes for, 0 votes against, and 0 votes withheld. There were 2,986,429 abstentions and broker non-votes.

ITEM 5.  OTHER INFORMATION

On June 7, 1997, the Company announced that it had signed a letter of intent to acquire Design Automation Systems (DA), in a cash and stock transaction. DA is a twelve year old Value Added Reseller, (VAR) of industrial technology solutions. As a VAR of Sun Microsystems, Hewlett-Packard, Digital, and IBM Products, DA offers network based distributed computing systems, including professional workstations, servers and UNIX operating systems. DA is headquartered in Houston with offices in Oklahoma City, Oklahoma and Detroit, Michigan.

The Company believes that the acquisition of DA will provide the opportunity for the IPD to immediately broaden its sales channels for its recently introduced CandereTM SPARC station products through the expansive network of DA sales representatives. In addition, this proposed acquisition will approximately triple the Company's revenues and will be accretive to the Company's per share earnings.

At the time of filing of this Form 10-QSB for the period ended June 30, 1997, both companies are continuing to finalize acquisition details. No formal Purchase Agreement is in place at this time. The Company's financial statements do not reflect the accounts of the Company to be acquired as of any date or for any period covered by this Form 10-QSB or the accompanying financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          10.18  Blanket Service  Contract with Texaco Pipeline Company

          11     Statement Regarding Computation of Per Share Earnings

          27     Financial Data Schedule

REPORTS ON FORM 8-K No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INDUSTRIAL DATA SYSTEMS CORPORATION


Dated: August 13, 1997                     By: /s/HULDA L. COSKEY
                                               Hulda L. Coskey, Vice President
                                               and Chief Financial Officer