Form 10QSB
period 1997-09-30
INDUSTRIAL DATA SYSTEMS CORP
filed 1997-11-14
CIK 933738

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM _______ TO _______

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
                                                        YES  X    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 Par Value                        12,723,718
                                            --------------------------
                                   (Shares outstanding as of September 30, 1997)

                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS............................................3

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................8

PART II     OTHER INFORMATION

ITEM 5.     OTHER INFORMATION..............................................15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................16

            Signature .....................................................16

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                      ---------     ---------
                                                         1997          1996
                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................    $  407,079    $  637,217
   Mutual funds .................................        65,128       337,883
                                                      ---------     ---------
                                                     $  472,207    $  975,100

Marketable securities:
   Trading ......................................       811,783       400,348
   Available-for-sale ...........................        21,920        56,781
                                                      ---------     ---------
                                                     $  833,703    $  457,129

Accounts receivable - trade, less allowance for
   doubtful accounts of approximately $9,500 in
   1997 and $11,000 in 1996, respectively .......    $1,975,952    $  593,739
Note receivable from an affiliate ...............          --          84,936
Inventory .......................................       807,229       221,096
Note receivable from sale of common stock .......          --         799,999
Note receivable from stockholder ................       100,000        50,000
Advances to affiliate ...........................          --          30,000
Prepaid assets and deferred costs ...............        81,365        48,858
                                                      ---------     ---------
      Total current assets ......................    $4,270,456    $3,260,857
                                                      ---------     ---------

PROPERTY AND EQUIPMENT, net .....................       952,138       122,578

OTHER ASSETS ....................................       189,861         2,000
                                                      ---------     ---------
      Total Assets ..............................    $5,412,455    $3,385,435
                                                      =========     =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current  portions long-term debt ................    $   14,567          --
Note payable to bank ............................       425,000    $  325,000
Accounts payable ................................       440,559        57,698
Income taxes payable ............................       209,280       128,065
Accrued expenses and other current liabilities ..       234,752       170,523
                                                      ---------     ---------
      Total Current Liabilities .................    $1,324,158    $  681,286
                                                     ----------    ----------
LONG TERM LIABILITIES:
Deferred Income Tax .............................        34,010        34,010
Notes Payable Long -Term, less current portion ..       426,121
                                                     ----------    ----------
                Total Long -Term Liabilities: ...       460,131        34,010
                                                     ----------    ----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 75,000,000 shares
      authorized; 12,723,718 shares issued in
      1997, 13,129,999 shares issued in 1996 ....        12,724        13,130
Additional paid - in capital ....................     2,263,913     1,829,684
Retained earnings ...............................     1,367,667       842,395
Net unrealized gain on marketable securities ....          --           1,068
                                                     ----------    ----------
                                                      3,644,304     2,686,277
                                                     ----------    ----------
Treasury stock at cost ..........................       (16,138)      (16,138)
                                                     ----------    ----------
Total Stockholders' Equity ......................    $3,628,166    $2,670,139
                                                     ==========    ==========
      Total Liabilities and Stockholders' Equity     $5,412,455    $3,385,435
                                                     ==========    ==========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Quarter Ended               Nine Months Ended
                                         September 30                  September 30
                                  --------------------------    --------------------------

                                         1997           1996           1997           1996
                                  -----------    -----------    -----------    -----------
OPERATING REVENUES:
  Product  sales ..............   $ 1,108,330    $   762,942    $ 1,933,674    $ 1,444,033
  Consulting fees .............     1,151,480        896,470      3,164,558      2,709,084
  Thermal sales ...............     1,235,518           --        2,704,962           --
                                  -----------    -----------    -----------    -----------
                                  $ 3,495,328    $ 1,659,412    $ 7,803,194    $ 4,153,117
COST OF REVENUES:
  Product .....................       707,217        498,894      1,330,823      1,046,089
  Consulting ..................       846,978        701,852      2,276,077      2,012,095
  Thermal .....................       942,593           --        2,037,918           --
                                  -----------    -----------    -----------    -----------
                                  $ 2,496,788    $ 1,200,746    $ 5,644,818    $ 3,058,194

GROSS PROFIT: .................   $   998,540    $   458,666    $ 2,158,376    $ 1,094,933
                                  -----------    -----------    -----------    -----------
Selling, general and
 administrative ...............       528,362        233,777      1,247,949        714,600
Depreciation ..................        32,144          8,430         88,362         21,691

OTHER INCOME (EXPENSE):
  Realized gains on
   marketable securities ......        23,691        136,669         99,727        255,889
  Other income ................         8,559          4,943         43,158          6,446
  Unrealized gain (loss) on
   marketable securities ......        (4,436)        (9,711)       (38,083)       (15,444)
  Interest income, net ........       (21,206)        (3,203)       (60,602)          (517)
  Thermal expense .............       (27,446)          --          (75,476)          --
                                  -----------    -----------    -----------    -----------
INCOME BEFORE TAXES ...........   $   417,196    $   345,157    $   790,789    $   605,017

TAX PROVISION .................   $   134,551    $   154,910    $   266,585    $   178,098
                                  -----------    -----------    -----------    -----------

NET INCOME ....................   $   282,645    $   190,247    $   524,204    $   426,919
                                  ===========    ===========    ===========    ===========
NET INCOME PER COMMON
SHARE .........................   $      .022    $      .018    $      .041    $      .040
                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING ............    12,723,718     10,630,000     12,723,718     10,630,000
                                  ===========    ===========    ===========    ===========

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                                   September 30
                                         ------------------------------

                                                1997            1996
                                                ----            ----
           CASH FLOWS FROM OPERATING
           ACTIVITIES:

           Net Income                    $    524,204     $    426,919
           Depreciation                        88,362           21,691
           Changes in working capital,     (1,216,550)        (583,804)
            net of Thermal acquisition
                                         -------------   --------------
           Net cash used by operating
           activities                    $  (568,850)     $  (135,194)

           CASH FLOWS FROM INVESTING
           ACTIVITIES
           Purchase of Thermal              (212,000)             ----
           Advances on note
           receivable from
              stockholder                    (50,000)             ----
           Property and equipment
           acquired                         (568,663)         (36,514)
           Purchase of investments          (500,000)             ----
           Other assets acquired               23,096            7,353
                                         -------------   --------------
           Net cash used by investing
           activities                    $(1,307,569)     $   (29,161)
                                         -------------   --------------

           CASH FLOW FINANCING
           ACTIVITIES
           Long-term mortgage on land
           and buildings                      429,661             ----
           Repayments on notes
           payable, net                     (300,000)             ----
           Proceeds from issuance of
           common stock,
              net                             799,999             ----
           Sale of Treasury Stock              29,000             ----
           Borrowings from bank               450,000             ----
                                         -------------   --------------
           Net cash provided by
           financing activities          $  1,408,660     $       ----
                                         -------------   --------------


           NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS     $  (502,893)     $  (164,355)
                                         -------------   --------------


           CASH AND CASH EQUIVALENTS,
           at beginning of period        $    975,100     $    573,832
                                         -------------   --------------

           CASH AND CASH EQUIVALENTS,    $    472,207     $    409,477
           at end of period
                                         =============   ==============
           *   NON-CASH TRANSACTIONS:

           Issuance of common stock      $    387,000            ----
           for Thermal acquisition

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for all periods ended September 30, 1997 and 1996. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1996 and 1995, which are included in the Company's annual report on Form 10-KSB. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


2.   NOTE RECEIVABLE FROM STOCKHOLDER:

     At September 30, 1997, The Company had notes receivable due from two stockholders in the amount of $50,000 each. The notes receivable are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually.


3.   STOCKHOLDERS' EQUITY:

     In 1996 the Company issued 2,499,999 shares of common stock in exchange for five non-interest bearing notes totaling $999,999. During fiscal 1996, the Company received the payment on one of the notes totaling $200,000. On January 27, 1997, the four remaining notes were paid in full and the Company received the remaining $799,999.

4.   ACQUISITION:

     In February 1997, the Company acquired Thermaire, Inc. dba Thermal Corporation (Thermal) in a stock purchase. The Company paid $600,000, consisting of $212,563 in cash and 193,719 shares of the Company's common stock, which may be put back to the Company for $2 per share at the option of the holder. This option was not exercised and expired August 15, 1997. Additionally, the Company purchased the facilities that Thermal had been leasing from an affiliate for $500,000. The Company obtained bank financing totaling $450,000 related to the acquisition of these facilities. The acquisition has been accounted for on the purchase method of accounting. Goodwill arising as a result of this transaction totaled approximately $50,000. Previously, in 1995, the Company had issued 600,000 shares of its common stock to Thermal on a contingent basis. These shares were held in an escrow account pending completion of the acquisition, at which time these shares were released from escrow and canceled. The aforementioned 193,719 shares were issued under revised terms of the purchase agreement.

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The following is the computation of goodwill recorded in connection with Thermal and the related land and building previously leased by Thermal:

      Purchase price                                 $1,100,000
      Fair value of net assets of
            Thermal acquired                           (354,566)
      Appraised value of land and building acquired    (695,000)
      Goodwill                                       $   50,434
                                                     ==========


     The following table reflects proforma information as if this transaction had occurred at the beginning of each of the periods presented, (in 000's except per share data):

                                     FOR THE NINE MONTHS     FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                     -------------------     -------------------
                                            1997                    1996
                                            ----                    ----

      Total Revenue                         $ 8,163                 $ 6,039
      Net Income                                576                     467
      Income per Share                         .045                    .044

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

OVERVIEW

The Company was formed in 1985 to engage in the business of providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from the IDS Engineering Division (IED). In 1989, the Company introduced its Industrial Products Division (IDP) segment and has continued to introduce new products to the marketplace. The IPD segment has generated sales as a percent of total revenue of 24.8% and 34.8%, for the nine months ended September 30, 1997 and 1996, respectively, while the IED segment has generated sales as a percent of total revenue of 40.6% and 65.2% for the same period. The Company's recent acquisition, Thermal Corp., has generated sales as a percent of total revenue of 34.7% for the nine months ended September 30, 1997.

The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 31.2% and 27.6% for the nine months ended September 30, 1997 and 1996, respectively. The gross margin for IED, which reflects direct labor costs, has ranged from 28.1% in 1997 to 25.7% in 1996. The variation is primarily attributable to the pricing and the mix of services provided, and to the level of direct labor as a component of cost during any given period. Thermal's gross margin for the seven months ended since its acquisition was 24.6%. The overall gross margin for Industrial Data Systems Corporation, which includes IPD and IED for the nine months ended September 30, 1997 and Thermal's seven months of operations ended September 30, 1997 was 27.7%. The overall gross margin for the Company for the same period in 1996 (excluding Thermal's operations) was 26.4%.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                               QUARTER ENDED SEPTEMBER 30                  NINE MONTHS ENDED SEPTEMBER 30
                                               --------------------------                  ------------------------------
                                               1997                     1996                  1997                    1996

                                            AMOUNT         %         AMOUNT       %        AMOUNT         %        AMOUNT        %
                                            ------         -         ------       -        ------         -        ------        -
REVENUE:

Computer Products ....................   $ 1,108,330     31.71    $  762,942    45.98   $ 1,933,674     24.78    $1,444,033    34.77
Consulting Services ..................     1,151,480     32.94       896,470    54.02     3,164,558     40.55     2,709,084    65.23
Thermal ..............................     1,235,518     35.35          --       --       2,704,962     34.66          --       --
                                         -----------    ------    ----------   ------   -----------    ------    ----------   ------
TOTAL
REVENUE ..............................   $ 3,495,328    100.00    $1,659,412   100.00   $ 7,803,194    100.00    $4,153,117    100.0
                                         ===========    ======    ==========   ======   ===========    ======    ==========   ======

GROSS PROFIT:

Computer Products ....................   $   401,113     11.48    $  264,048    15.91   $   602,851      7.73    $  397,944     9.58

Consulting Services ..................       304,502      8.71       194,618    11.73       888,481     11.39       696,989    16.78

Thermal ..............................       292,925      8.38          --       --         667,044      8.55          --       --
                                         -----------    ------    ----------   ------   -----------    ------    ----------   ------
TOTAL GROSS PROFIT ...................   $   998,540     28.57    $  458,666    27.64   $ 2,158,376     27.66    $1,094,933    26.36
                                         ===========    ======    ==========   ======   ===========    ======    ==========   ======

Selling, General and
Administrative Expense ...............       528,362     15.12       233,777    14.09     1,247,949     15.99       714,600    17.21

Depreciation .........................        32,144      0.92         8,430     0.51        88,362      1.13        21,691     0.52

 OPERATING INCOME
(EXPENSE) ............................   $   438,034     12.53    $  216,459    13.04   $   822,065     10.53    $  358,642     8.64
                                         ===========    ======    ==========   ======   ===========    ======    ==========   ======

Other Income (Expense) ...............       (20,838)    (0.60)      128,698     7.76       (31,276)    (0.40)      246,374     5.93

INCOME BEFORE PROVISION
FOR INCOME TAXES .....................   $   417,196     11.94    $  345,157    20.80   $   790,789     10.13    $  605,016    14.57

Provisions for Income Taxes ..........       134,551      3.85       154,910     9.34       266,585      3.42       178,098     4.29

NET INCOME AFTER INCOME
TAXES ................................   $   282,645      8.09    $  190,247    11.46   $   524,204      6.72    $  426,918    10.28
                                         ===========    ======    ==========   ======   ===========    ======    ==========   ======

QUARTER ENDED  SEPTEMBER  30, 1996  COMPARED TO QUARTER  ENDED  SEPTEMBER
30, 1997

SINCE THE THERMAL ACQUISITION WAS COMPLETED IN LATE FEBRUARY, 1997, FINANCIAL DATA FOR THE QUARTER ENDED SEPTEMBER 30, 1996, DOES NOT INCLUDE THE RESULTS OF THERMAL'S OPERATIONS.

      TOTAL REVENUE. Total revenue increased by $1,835,916 or 110.6% from $1,659,412 for the quarter ended September 30, 1996, compared to $3,495,328 in 1997. Revenue from the IPD, which comprised 31.7% of total revenue for the quarter ended September 30, 1997, increased by $345,388 or 45.3%. The increase in IPD revenue was generally attributable to increased shipments of existing product lines. Revenue from the IED which comprised 32.9% of total revenue for the quarter ended September 30, 1997 increased by $255,010 or 28.4%.

The increase in IED revenue for the quarter ended September 30, 1997 was due to increased activity in the pipeline industry and from the recent industry trend to outsource engineering projects to consulting firms such as IED. Another factor in IED's increased revenue was the hiring of a full time business development manager during the first quarter of 1997.

Revenue from Thermal was $1,235,518 for the third quarter of 1997, which comprised 35.4% of total revenue for the quarter ended September 30, 1997.

      GROSS PROFIT. The Company's total gross profit increased by $539,874 or 117.7% from $458,666 for the quarter ended September 30, 1996 to $998,540 for the same period in 1997. The gross margin for the IPD increased from 34.6% in the quarter ended September 30, 1996 to 36.2% for the same period in 1997. The increase in IPD gross margins was primarily due to decreases in component costs coupled with relatively stable sales prices.

The gross margin for the IED increased from 21.7% for the period ended September 30, 1996 to 26.4% for the same period in 1997. The increase in IED gross margins was primarily due to stable wage rates and an increase in billing rates.

The gross margin for Thermal was 23.7% for the quarter ended September 30, 1997. Thermal's gross profit comprised 29.3% of total gross profit for the quarter ended September 30, 1997.


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $294,585 or 126% from $233,777 for the quarter ended September 30, 1996 compared to $528,362 for the same period in 1997. As a percentage of total revenue, selling, general and administrative expenses increased from 14.09% for the quarter ended September 30, 1996 to 15.12% for the same period in 1997. This percentage increase was primarily attributable to overall increases in selling, general and administrative expenses resulting from company growth and acquisition of Thermal's operations.


      OPERATING INCOME. Operating income increased by $221,575 or 102.4% from $216,459 for the quarter ended September 30, 1996, compared to $438,034 for the same period in 1997. Operating income decreased as a percentage of total revenue from 13% for the quarter ended September 30, 1996 to 12.53% for the same period in 1997. The decrease in operating income was partially a result of the inclusion of Thermal's operations in the 1997 period.


      OTHER INCOME (EXPENSE). Other income decreased by $149,536 or 116.2% from $128,698 for the quarter ended September 30, 1996 to ($20,838) for the same period in 1997. This decrease was due to additional interest expense due to higher utilization of the Company's line of credit and expenses associated with the acquisition of Thermal. This decrease was also due in part to the Company having less realized gains on its marketable securities in the 1997 period as compared to the 1996 period.

      NET INCOME. Net income before taxes increased by $72,039 or 20.9% from the $345,157 for the quarter ended September 30, 1996 to $417,196 for the same period in 1997. Net income after taxes increased by $92,398 or 48.6% from $190,247 for the quarter ended September 30, 1996 to $282,645 for the same period in 1997. Net income after taxes decreased as a percentage of total revenue from 11.5% for the quarter ended September 30, 1996 to 8.1% for the same period in 1997 due to additional operating expenses related to the Thermal operations and overall company growth.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

FINANCIAL DATA REFLECTED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 INCLUDES ONLY THE SEVEN MONTHS (MARCH - SEPTEMBER) FOR THERMAL'S OPERATIONS SINCE THE ACQUISITION IN LATE FEBRUARY, 1997. FINANCIAL DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 DOES NOT INCLUDE RESULTS OF THERMAL'S OPERATIONS.

      TOTAL REVENUE. Total revenue increased by $3,650,077 or 87.9% from $4,153,117 for the nine months ended September 30, 1996, compared to $7,803,194 in 1997. Revenue from the IPD, which comprised 34.8% of total revenue for the nine months ended September 30, 1996, increased by $489,641 or 33.9%. The increase in IPD revenue was generally attributable to increased sales to new and existing customers which resulted from expanded sales promotions.

      Revenue from the IED which comprised 40.6% of total revenue for the nine months ended September 30, 1997 increased by $455,474 or 16.8% from $2,709,084 in 1996 to $3,164,558 for the same period in 1997. The increase in IED revenue was due to increased activity in the pipeline industry and from the recent industry trend to outsource engineering projects to consulting firms such as IED. Another factor in IED's increased revenue was the hiring of a full time business development manger during the first quarter of 1997.

      Revenue from Thermal was $2,704,962 or 34.7 % of total revenue for the seven months (March - September), following the recent acquisition.

      GROSS PROFIT. Gross profit increased by $1,063,443 or 97.1% from $1,094,933 for the nine months ended September 30, 1996 to $2,158,376 for the same period in 1997. The gross margin for the IPD increased from 27.6 % in the nine months ended September 30, 1996 to 31.1% for the same period in 1997. The increase in IPD gross margins was primarily due to decreases in component costs coupled with relatively stable sales prices. The gross margin for the IED increased from 25.7% for the nine months ended September 30, 1996 to 28.1% for the same period in 1997. The increase in IED gross profit was attributable to IED billing increasing and wage rates remaining fairly constant during the periods reported from 1996 to 1997.

      Thermal's gross profit was 24.7% which represents 30.9% of the Company's total gross profit.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $533,349 or 74.6% from $714,600 for the nine months ended September 30, 1996 compared to $1,247,949 for the same period in 1997. As a percentage of total revenue, selling, general and administrative expenses decreased from 17.2% for the nine months ended September 30, 1996 to 16% for the same period in 1997. This percentage decrease was primarily attributable to overall increases in selling, general and administrative expenses which were offset by greater increases in revenue.

      OPERATING INCOME. Operating income increased by $463,423 or 129.2% from $358,642 for the nine months ended September 30, 1996, compared to $822,065 for the same period in 1997. Operating income increased as a percentage of total revenue from 8.6% for the nine months ended September 30, 1996 to 10.5% for the same period in 1997. The increase in operating income was a result of increased revenues, slightly improved gross profit and reduced selling, general and administrative expenses as a percent of total revenue.

      OTHER INCOME (EXPENSE). Other income decreased by $277,650 or 112.7% from $246,374 for the nine months ended September 30, 1996 to ($31,276) for the same period in 1997. This decrease was due to additional interest expense due to higher utilization of the Company's line of credit and expenses associated with the acquisition of Thermal. This decrease was also due in part to the Company having less realized gains on its marketable securities in the 1997 period as compared to the 1996 period.

      NET INCOME. Net income before taxes increased by $185,773 or 30.7% from $605,016 for the nine months ended September 30, 1996 to $790,789 for the same period in 1997. Net income after taxes increased by $97,286 or 22.8% from $426,918 for the nine months ended September 30, 1996 to $524,204 for the same period in 1997. Net income after taxes decreased as a percentage of total revenue from 10.3% for the nine months ended September 30, 1996 to 6.7% for the same period in 1997 due to significant increases in tax provisions.


LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of September 30, 1997, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of September 30, 1997, $325,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $350,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 11, 1998. The line of credit is secured by accounts receivable and inventory. The Company has established an additional line of credit for Thermal, which provides for maximum borrowings of $400,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 11, 1998. The additional line of credit is secured by accounts receivable and inventory of Thermal, and a guaranty from the Company.

      The Company's working capital was $2,579,571 and $2,946,298 at December 31, 1996 and September 30, 1997, respectively.

      CASH FLOW

      Operating activities used net cash totaling $135,194 and $568,850 for the nine months ended September 30, 1996 and 1997 respectively. Trade accounts receivable increased $1,382,213 since December 31, 1996. Inventory increased by $586,133 for the same period.

      Investing activities used cash totaling, $29,161 for the nine months ended September 30, 1996 and used cash totaling $1,307,569 for the same period in 1997. The Company's investing activities that used cash during these periods were primarily related to the purchase of Thermal and its facilities and other investments.

      As of September 30, 1997, the Company had a portfolio of marketable securities which had a fair market value of $833,703 and consisted of common stocks, preferred stocks, bonds, commodity futures funds and mutual funds. The common stocks, preferred stocks and bonds that the company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open end stock funds which are managed by Aim, Pioneer, John Henry & Co. and Smith Barney & Co. These mutual fund investments are generally held for longer than a one year period. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

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

      Financing activities provided cash totaling $1,408,660 for the nine months ended September 30, 1997. Additionally, financing activities provided net cash of $150,000, which included repayment of $300,000 on the Company's line of credit and an increase in borrowings of $450,000. The Company has additional financing amounts of $175,000 available on its line of credit at September 30, 1997. The line of credit has been used principally to finance accounts receivable and inventory purchases. Of the $999,999 proceeds received from the sale of securities, $200,000 was received in 1996 with the remaining balance being paid in full in January, 1997. In the first quarter of 1997, the Company repurchased 4,000 shares of IDS stock for the treasury. In May, 1997, the Company sold 4,000 shares of its treasury stock to employees for the original purchase price.

      Upon the consummation of the acquisition of Thermal on February 15, 1997, the Company immediately implemented a cost reduction program which reduced the operating costs during the first quarter of 1997. During this time, the Company also experienced a backlog of orders from its commercial and industrial customers which are currently being filled. The revenues generated from the sale of its products combined with its ongoing efforts in controlling costs is expected to provide the Company with sufficient cash to meet working capital requirements during the next twelve months. However, no assurances can be given that the Company's working capital needs will be met through Company revenues.

      During the next three months, the Company expects to incur an estimated $100,000 for capital expenditures. These expenditures will include computer equipment, construction costs and other cost related to the expansion of IPD's manufacturing facilities. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the Company's level of growth.


      ASSET MANAGEMENT

      The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $1,018,418 and $1,975,952 at September 30, 1996 and 1997, respectively. The number of days' sales outstanding in trade accounts receivable was 55 days and 51 days, respectively. Bad debt expenses have been insignificant (approximately 0.1%) for each of these periods.

PART II     OTHER INFORMATION


ITEM 5.           OTHER INFORMATION

      LETTER OF INTENT On June 7, 1997, the Company announced that it had signed a letter of intent to acquire Design Automation Systems (DA), in a cash and stock transaction.

      At the time of filing of this Form 10-QSB for the period ended September 30, 1997, both companies are continuing to finalize acquisition details. No formal Purchase Agreement is in place at this time. The Company's financial statements do not reflect the accounts of the Company to be acquired as of any date or for any period covered by this Form 10-QSB or the accompanying financial statements.

      MANAGEMENT CONTRACT On July 1, 1997 the Company signed a contract with BHC Management Corporation to engage their services in providing consulting management relating to potential acquisiton candidates. This contract is an annual renewable contract and is payable at the rate of $4,000 per month.

      FACILITIES EXPANSION On July 19, 1997 the Company signed a five year lease with 319 Century Plaza Associates Ltd. for an additional 12,000 square feet of office/manufacturing space adjacent to its existing facilities. The lease expires August 31, 2000. Build-out costs, furniture and fixtures are estimated at approximately $100,000 and will occur prior to year end 1997. Occupation of the additional facilities is planned prior to year end 1997.

      ENGINEERING CONTRACT On September 16, 1997 the IED signed a Professional Services Subcontract Agreement with Jacobs Engineering Group, Inc., a Delaware corporation, for engineering, design, drafting/CAD, and project management services on a cost reimbursable basis. This contract is effective until July 1, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


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

                               INDUSTRIAL DATA SYSTEMS CORPORATION




Dated: November 14, 1997             By:_______________________
                                        Hulda L. Coskey, Vice President
                                        and Chief Financial Officer