Form 10KSB40
period 1997-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1998-04-01
CIK 933738

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NO. 000-22061

                     INDUSTRIAL DATA SYSTEMS CORPORATION
                (Name of Small Business Issuer in its Charter)

             NEVADA                                     88-0322261
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    600 CENTURY PLAZA DRIVE, BUILDING 140
                          HOUSTON, TEXAS 77073-6013
                                (281) 821-3200

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .

The net sales for the Company for the fiscal year ended December 31, 1997 were $10,523,977.

The aggregate market value of the voting stock held by non-affiliates of the Company on December 31, 1997 was $18,536,378. The number of shares outstanding of the Company's common stock on December 31, 1997 was 12,723,718.

                     DOCUMENTS INCORPORATED BY REFERENCE

Responses to Items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

Transitional Small Business Disclosure Format (Check One) Yes [ ]  NO [X]

                     INDUSTRIAL DATA SYSTEMS CORPORATION
                               1997 FORM 10-KSB
                              TABLE OF CONTENTS

                                    PART I

Item 1.  Business........................................................... 3

Item 2.  Properties.........................................................15

Item 3.  Legal Proceedings..................................................16

Item 4.  Submission of Matters to a Vote of Security Holders................16

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters16

Item 6.  Management's Discussion and Analysis of Financial Condition and
Results
         of Operations......................................................17

Item 7.  Financial Statements and Supplementary Data........................18

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure...............................................22

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant.................38

Item 10. Executive Compensation.............................................38

Item 11. Security Ownership of Certain Beneficial Owners and Management.....38

Item 12. Certain Relationships and Related Transactions.....................38

Item 13. Exhibits and Reports on Form 8-K ..................................39

                                    PART I

      THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONNECTION WITH THE MORE DETAILED INFORMATION CONTAINED HEREIN AND IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, AND THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND OTHER UNCERTAINTIES. REFERENCES TO THE "COMPANY" OR TO "IDDS" REFER TO INDUSTRIAL DATA SYSTEMS CORPORATION. REFERENCES TO "IDS" REFER TO THE COMPANY'S WHOLLY-OWNED SUBSIDIARY, INDUSTRIAL DATA SYSTEMS, INC. REFERENCES TO "IED" REFER TO THE COMPANY'S WHOLLY-OWNED SUBSIDIARY, IDS ENGINEERING, INC. REFERENCES TO "THERMAL" REFERS TO THE COMPANY'S WHOLLY-OWNED SUBSIDIARY, THERMAIRE, INC., DBA THERMAL CORP. THE CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS RELATED TO THESE SUBSIDIARIES ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

      Industrial Data Systems Corporation ("the Company") was incorporated in the State of Nevada in June, 1994. The Company's principal executive offices are located at 600 Century Plaza Drive, Building 140, Houston, Texas 77073. The Company's telephone number is (281) 821-3200. The Company's common stock is listed on the NASDAQ Electronic Bulletin Board under the symbol "IDDS".

      The Company has never filed for protection under the bankruptcy protection act, nor has the Company or any of its assets been in receivership or any other similar proceedings.

      The Company's revenue is derived from three operating segments: the Industrial Products subsidiary known as Industrial Data Systems, Inc. ("IDS"), the Consulting Engineering subsidiary known as IDS Engineering, Inc. ("IED"), and the Commercial Air Handling subsidiary known as Thermaire, Inc. dba Thermal Corp. ("Thermal"), which was acquired by the Company in February, 1997.

INDUSTRIAL DATA SYSTEMS, INC.

      IDS is a Texas corporation which was formed in May, 1985 , a wholly-owned subsidiary of the Company. IDS is a provider of specialized microcomputer products that are targeted to be sold to the industrial market. IDS manufactures and sells industrial and portable computers, microcomputers and color CRT monitors under the Company's trade name, which include the SafeCase Series 3000, 4000, 5000 and 7000 and 400. The microcomputer and peripheral products are designed to be used in industrial applications, which include manufacturing, process control, discrete manufacturing, data acquisition and man-machine interfaces. The computers and monitors that are manufactured by the Company are different from conventional, commercial desktop and portable computers by its architecture, packaging, functionality, integration services and value-added software. The computer products manufactured by IDS are "open systems" that support "off-the-shelf" software operated under DOS or Windows. IDS also derives revenue from the integration and resale of industrial computer products manufactured by other companies. Recently introduced products include the the SafeCase 400 which are more fully described below.

      IDS positions itself to provide engineered industrial personal computers. IDS adds value to standard computer components by packaging these components in enclosures which withstand tough environmental conditions and/or enclosures that have a special form factor. IDS also adds value by integrating and technically supporting advanced microcomputer systems.

THERMAIRE, INC. DBA THERMAL CORP.

      The Company acquired Thermaire, Inc., a Texas corporation, doing business as Thermal Corp. ("Thermal") on February 15, 1997. Mr. Joe Hollingsworth, the former President and owner, acquired the industrial air handling subsidiary assets of a predecessor business known as Thermal Engineering ("Old Thermaire") in 1972, and operated the Company until 1990, at which time Old Thermaire was sold to 20th Century Holding Company, as a wholly owned subsidiary. 20th Century Holding Company encountered financial difficulties and filed for protection under the bankruptcy code in July, 1992. The assets of Old Thermaire were placed in receivership and Mr. Hollingsworth reaquired these assets in October, 1992, with the intention of continuing the company in its present form. Thermal, was incorporated on November 17, 1992. Throughout its history, Thermal has built a prominent reputation in the commercial and industrial air handling industry for its quality products which are distributed throughout the United States.

      Thermal owns and operates a metal fabrication facility in Houston, Texas. The use of Thermal's facility allows IED to secure turn-key engineering contracts which require the delivery of certain manufactured components and provides IDS with an alternative source of supply for its customized metal enclosures. The Company believes that the benefits derived from the utilization of the metal fabrication facility by IED and IDS, has a beneficial impact on the financial condition of the Company.

IDS ENGINEERING, INC.

      IED, is a Texas corporation formed in December, 1997, a wholly-owned subsidiary of the Company. Until its incorporation, IED operated as Industrial Data Systems, Inc. doing business as IDS Engineering. IED offers engineering services to the pipeline division of major integrated oil companies. These services are performed on facilities that include cross-country pipelines, pipeline pump stations, compressor stations, metering facilities, underground storage facilities, tank storage facilities and product loading terminals. The management team of IED has the capability of developing a project from the initial planning stages through detailed design and construction management. The services provided include project scoping, cost estimating, engineering design, material procurement, mechanical fabrication, in addition to project and construction management.

      IED has blanket service contracts currently in place to provide services on a time and materials reimbursable basis. IED also performs services for its clients on a turnkey lump sum basis. The Company has a long standing relationship with Exxon Pipeline Company, Arco Pipeline Company, Marathon Pipeline Company and Texas Eastern Products Pipeline Company. New business relationships with other major oil companies are developed through in-house personnel.

ACQUISITIONS

      HISTORY

      Industrial Data Systems, Inc. was established in 1985, to provide engineering consulting services to the pipeline divisions of major integrated oil companies. The Company grew slowly to ten employees in 1989. At that time, a strategic decision was made by management to enter the industrial computer marketplace. In 1989, the Company designed and built its first industrial computer and in 1991, hired its first marketing manager. The Company continued to support both businesses and developed its industrial computer business through nationwide advertising. Its product sales grew through the creation of new product lines.

      ACQUISITION OF INDUSTRIAL DATA SYSTEMS, INC.

      On August 1, 1994, the Company entered into an agreement to purchase all of the issued and outstanding shares of Industrial Data Systems, Inc., in a tax-free exchange of Common Stock. The Company issued 9,500,000 shares of its Common Stock to William A. Coskey and Hulda L. Coskey, with each individual beneficially holding 4,762,800, and 4,750,000, respectively. William A. Coskey and Hulda L. Coskey beneficially held all of the issued and outstanding shares of the Common Stock of Industrial Data Systems, Inc., a Texas corporation, at the time of the acquisition. William A. Coskey held the positions of Chairman of the Board, Chief Executive Officer and President of Industrial Data Systems, Inc., and Hulda L. Coskey held the positions of Director, Vice President and Secretary/Treasurer of Industrial Data Systems, Inc. The executive officers, management team and beneficial ownership of securities held by the executive officers were the same in both companies at the time of the transaction.

      ACQUISITION OF THERMAIRE, INC. DBA THERMAL CORP.

      The Company entered into an Agreement with the owners of Thermal on August 15, 1995 to acquire Thermal in a contingent purchase transaction. The Company issued 600,000 shares of Common Stock which were held in an escrow account pending completion of the acquisition by the Company exercising its option to pay $600,000 and obtain a release of the shares. The Company's option to acquire Thermal was later renegotiated and exercised on February 14, 1997 with the exchange of 193,719 shares of Common Stock and $212,563 in cash. Upon completion of the acquisition, the 600,000 shares of Common Stock previously included in the original Escrow Agreement were canceled. In connection with this transaction, Thermal purchased the previously leased facilities of Thermal, on February 28, 1997 for a cash consideration of $500,000, subject to the completion of the contingent purchase transaction. Bank financing in the amount of $450,000 was obtained for the purpose of purchasing these facilities. Financial statements of Thermal are consolidated with the Company's financial statements prospectively from the date of acquisition.

      FORMATION OF IDS ENGINEERING, INC.

      On October 15, 1997 the consulting engineering segment of the Company, formerly known as Industrial Data Systems, Inc. doing business as IDS Engineering, was incorporated in the State of Texas and now operates as IDS Engineering, Inc. (IED). The Company issued all of its 1,000 shares of Common Stock to Industrial Data Systems Corporation. William A. Coskey was appointed Chairman of the Board, President and Treasurer of IDS Engineering, Inc., and Hulda L. Coskey was appointed the positions of Director, Vice President and Secretary of the newly formed corporation. The management structure and operations of the newly formed corporation remain unchanged. The Company believes that the restructuring of IDS Engineering, Inc. more clearly distinguishes it from it's two other operating segments.

      LETTER OF INTENT TO ACQUIRE CONSTANT POWER MANUFACTURING, INC.

      The Company signed a letter of intent, February 19, 1998, to acquire Constant Power Manufacturing, Inc. (CPM). CPM is a Houston-based power systems manufacturer. Stipulated in the letter of intent, IDDS will exchange 300,000 shares of the Company's common stock for 100% of CPM's shares. CPM had 1997 revenues of approximately $3.5 MM and pretax profits of approximately 13%. It is expected that this transaction will be accretive to the Company's per share earnings and will close prior to March 31, 1998.

      CPM is a thirteen year old company firmly established in the uninterruptible and conditioned power systems marketplace. CPM manufactures proprietary products and packages systems in a wide array of power ranges which include: battery chargers and monitoring systems, DC power supplies, DC/AC inverters, UPS systems, regulation and isolation transformers and power conditioners. CPM sells to industrial and commercial accounts across the United states.

      It is anticipated that the Company will realize increased operating efficiencies due to reduced overhead resulting from the combination of CPM and IDDS's other subsidiary companies.

PRODUCTS AND SERVICES

      INDUSTRIAL PRODUCTS


      The Company's Industrial Products subsidiary ("IDS") provides Intel microprocessor-based microcomputer systems and system components that are extremely dependable and can withstand harsh weather conditions and demanding work environments. These computer systems are designed to withstand a wide fluctuation in temperatures, shock waves, vibration, electromagnetic and radio frequency interference, in addition to airborne dust particles and excessive moisture.


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

            INTRODUCTION OF SAFECASE SERIES 400

      On August 14, 1996, the Company announced the introduction of the SafeCase Series 400 computer as its latest entry into the industrial portable computer market. This computer is the industrial equivalent of a contemporary commercial grade notebook computer. The size of the computer is 9" wide by 12" in length and 5" in height and provides the same basic footprint as commercial grade laptop computers, and complements the performance, durability and reliability of the Company's other industrial computers. The SafeCase Series 400 is designed to be utilized in an environment with mild and severe weather conditions, from light rain to gusting winds and temperatures ranging from nine to 50 degrees Celsius, and is constructed to withstand shock at 10G and vibration loads of 0.5mm within a five to 100 Hz range. The SafeCase Series 400 is a fully featured portable computer with an introduction price of $4,995. The Company has experienced delays in the design and product testing phase of the SafeCase 400, and initial deliveries of this computer are now scheduled to commence during the second quarter of 1998.

      THERMAL

      Thermal has manufactured quality air handling equipment since 1945. Tens of thousands of Thermal air handlers remain in service after 30-40-50 years of service and longer. Because Thermal stocks a larger number of fans and manufactures coils, dampers, curbs and most other accessories, they aim to offer the quickest delivery available in the industry, usually six to eight weeks, depending on order size and scope. Thermal also reserves production capacity to accomplish premium, expedited deliveries of two to four weeks, when necessary. Thermal is renowned for their design and manufacturing expertise and flexibility which is often required to meet the special needs for custom installations. Thermal's product lines consist of a variety of cooling, heating and ventilating equipment. The wide range of sizes and models in each product line coupled with Thermal's manufacturing flexibility provides vast freedom in air handling equipment choice. Thermal's quality air handling products include Central Plant Air Conditioners, Multizone Air Conditioners, High Pressure Air Conditioners, and Air Cooled Condensers. Thermal also manufactures Fan Coil Units, Cooling and Heating Coils, and Roof Top Air Handlers. Thermal distributes its products exclusively through its United States and international network of non-stocking sales representatives.

      Central plant air handlers can be built to specification in either a single or multizone configuration, from 1,000 to 50,000 CFM. The design of these units allows for either horizontal or vertical applications. Single wall models are constructed in modular sections and double wall units feature unitized construction. Basic designs and high quality materials have been field-proven for over fifty years. The welded frame construction allows panels to be removed without affecting the structural integrity of the unit. All units are built using heavy gauge, galvanized panels on die-formed and welded galvanized steel frames. On double wall insulated units, the most often specified design, all wall panels and doors are fully gasketed and removable. All fans are statically and dynamically balanced during assembly. Custom features include but are not limited to viewglass windows, factory applied epoxy and custom coatings, variable pitch drives, internal motor base with spring isolators, solid or stainless steel fan shafts, spiral or plate fin coils, motor and unit controls, filter gauges, and convenience outlets.

      Rooftop air handlers can be built to specification in either a single or multizone configuration, from 1,000 to 32,000 CFM. Standard features for all rooftop air handlers include a structural channel base, galvanized steel frame, galvanized steel panels, pitched roof with continuous ridge cap and integral drip ledge, 2' - 1.5 pcf insulation, DIDW fan and ODP motor mounted on 1' deflection spring isolators, 2' 30% pleated filters and pitched, double wall drain pan. Custom units can feature plenum fan, gravity economizer, internal piping vestibule motor controls and special base designed for field rollproof unloading.

      CONSULTING ENGINEERING SERVICES

      IED offers engineering services to the pipeline division of major integrated oil companies. These services are performed on facilities that include cross-country pipelines, pipeline pump stations, compressor stations, metering facilities, underground storage facilities, tank storage facilities and product loading terminals. The management team of IED has the capability of developing a project from the initial planning stages through detailed design and construction management. IED's expertise offers its clients a wide range of services from a single source provider. The services provided include project scoping, feasibility studies, cost estimating, engineering design, material procurement, mechanical fabrication, analyzing and implementing automation and control systems, along with project and construction management. Typical engineering projects include revamps or expansions of existing pipelines as well as new construction.

PRODUCT DEVELOPMENT

      IDS's engineering strategy is to continue to develop differentiated microprocessor based capabilities that can be delivered in "open-systems" using industry standard technology. Through this product development strategy, IDS is able to provide highly reliable and readily available microcomputers that are compatible with "off-the-shelf" application software and hardware. These microcomputers can also provide a much greater degree of system availability to users by focusing on reliability as its main feature. Product development during calendar 1998 will be concentrated on the completion of and revisions to the previously announced SafeCase 400 product. Revisions will also be made to the current SafeCase 4000 product line to increase functionality and reduce cost. In addition, the Company will continue to extend its products offerings to include high-end computer platforms. These enhancements will include the latest Pentium and/or Pentium Pro processors.

      Thermal's product development strategy for 1998 will be the redesign of their line of rooftop air handlers. Engineering and redesign will be focused on making the unit larger yet narrower to better fit shipping platforms and reduce freight costs. Thermal is in the final completion stages of obtaining ETL certification which will open new markets for its products to municipalities and other industries requiring such certification.

      IED will continue to provide quality engineering services to the pipeline industry in 1998. In 1997, IED joined forces in an alliance partnership with a worldwide engineering and construction company in order to compete for larger projects in the pipeline industry. IED has an active business development program with the purpose of entering into blanket engineering service contracts with new pipeline industry clients.

COMPETITION

      INDUSTRIAL PRODUCTS


      IDS competes against various companies across its different product lines. IDS's line of industrial portable computers compete with products manufactured by Fieldworks, Dolch and Kontron. IDS's industrial computer products which are mountable in a 19" equipment rack compete with products from Advantek, Contec and Industrial Computer Source. There is also competition from much larger suppliers of commercial grade computers, such as Compaq, Dell, Toshiba and IBM. This commercial competition effectively sets pricing for its product line, since IDS's customers are willing to pay a premium for industrial grade computers which is usually limited to approximately two times the equivalent of commercial grade products.

      Management believes that its industrial computer products compete effectively based on its engineering responsiveness to specific industrial market requirements, the resulting functional specialization of its products, and its strategy of focusing on relatively "sheltered" market niches where major competitors have difficulty in tailoring their offerings to specific application requirements. These strategies help offset the greater name recognition and broader service and support resources of IDS's major competitors.


       IDS is engaged in business activities that are targeted to industrial markets which are less competitive and typically generate greater profit margins. Management believes that the principal competitive factors in the business in which it operates are price and performance, product availability, technical expertise, adherence to industry standards, financial stability, service support and reputation. Pricing competition for IDS's products is from large manufacturers of commercial grade computer products. IDS's pricing of its computer product line is governed by pricing in the commercial market.


      Some of the IDS's current and potential competitors have longer operating histories and financial, sales, marketing, manufacturing, distribution, technical and other competitive resources which are substantially greater than those of IDS. As a result, IDS's competitors may be able to adapt more quickly to changes in customer demands or to commit resources to sales and service of its products than IDS has available. Such competitors could also seek to increase their presence in the markets where IDS is providing sales and services by creating strategic alliances with other competitors, by offering new or improved products and services to IDS's customers or increasing their efforts to gain and retain market share through competitive pricing.

      THERMAL

      Thermal operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial resources. Management believes that the principal competitive factors in its market include time to market, flexibility and design of its products, breadth of product features, product quality, customer service, and price. Thermal competes with other air handling equipment manufacturers on the basis of quality, quick delivery and its capability to provide custom applications. Thermal is cost competitive with many well respected manufacturers, such as Pace, Temtrol, and Buffalo. Thermal has distinguished itself by being responsive to customer's request for custom products and is able to expedite delivery of these units faster than other commercial manufacturers due to the flexibility of their manufacturing facility and staff.

      CONSULTING ENGINEERING

      IED operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. IED competes with other consulting engineering companies on the basis of price, performance, and on the basis of its experience as a provider of quality personnel to perform projects. The pricing competition of IED has intensified as a result of an increase in temporary personnel contracting agencies who can perform services at a higher volume level and lower profit margin. Because the engineering business may require small amounts of capital, market entry can be rather effortless for a potential new competitor possessing acceptable professional qualifications. Therefore, IED competes with a wide array of both national and regional specialty firms.

BUSINESS STRATEGY

      IDS intends to increase market share and market penetration through its existing product line, and also increase its sales through strategic relationships with other computer manufacturers. IDS continues to actively pursue OEM contracts with several major suppliers in the industrial computer and desktop workstation marketplace. In December 1997, IDS opened a sales distribution channel in the Connecticut area with the hiring of a full-time sales representative who is primarily responsible for expansion of market presence in the northeastern portion of the United States.

      Thermal continues to aggressively expand its sales representative network, marketplace, and product lines. Plans are in place to restructure certain areas of production which will have a positive affect on net profit margins.

      In order to achieve its growth objective, the Company continues the expansion of its national marketing network to increase sales of its current line of proprietary industrial computer products and commercial air handling products. This expansion into new locations within the United States requires additional in-house sales personnel and sales representatives.

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

SALES AND MARKETING

      INDUSTRIAL PRODUCTS

      Revenues derived from IDS are approximately 30% in-house direct sales, approximately 65% from sales representatives and approximately 5% from catalog distributors sales. IDS's SafeCase Series of computer products are primarily marketed through commissioned third-party sales representatives. These sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. Management believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service which create and maintain the foundation for long-term relationships with its customers. IDS's in-house sales personnel receive a salary in addition to commission, which is based upon a percentage of their sales. Management believes that its past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel. IDS promotes its products and services through general and trade advertising, participation in trade shows and through telemarketing and most recently through on-line Internet communication via IDS's home page. IDS's records reflect that approximately 30% of its sales of SafeCase series originates through word-of-mouth referrals from existing customers and industry members, such as manufacturer's representatives. IDS also has an arrangement with two catalog distributors that offer industrial computer products and related peripherals. Additionally, the sales personnel of IDS seek to capitalize on customer relationships that have been developed by its IED personnel in conjunction with engineering projects. Sales leads developed by this synergy are then jointly pursued. IDS's customer base of over 200 accounts consists primarily of Fortune 500 companies in all industry segments within the United States.

      All in-house sales personnel are located at the Company's principal executive offices in Houston, Texas. Additionally, IDS has hired a direct regional sales manager in the Connecticut area who is responsible for establishing sales distribution channels in the northeastern United States.

      THERMAL

      Revenues derived from Thermal's operation are 100% from non-stocking sales representatives.

      CONSULTING ENGINEERING SUBSIDIARY

      Revenues derived from the Company's IED are 100% direct in-house sales.

GOVERNMENT CONTRACTS

      Sales to branches of the United States government have accounted for less than 1% of IDS and IED total revenue. Thermal's sales to United States government agencies accounts for approximately 5 to 10% of its total revenue.

CUSTOMERS

The Company's top ten customers (which varied from period to period) accounted in the aggregate for approximately 82% and 77% of the Company's total revenue during 1996 and 1997, respectively. Exxon Pipeline Co., its major customer in 1996, accounted for 39% of the Company's total revenue in that period and Baker Hughes Inteq, its major customer in 1997, accounted for 16% of the Company's total revenue in that period.

      Currently, the top ten customers are:

Baker Hughes Inteq         Texaco                    Titleist & Footjoy Worlwide
ARCO Pipeline Co.          SAIC                      Jacobs Engineering
EXXON Pipeline Co.         Texas Eastern Products    Hollingsworth Equipment
Marathon Pipeline Co.        Pipeline

      Based upon historical results and existing relationships with customers, the Company believes that although efforts are being made to diversify its client base a substantial portion of its total revenue and gross profit will continue to be derived from sales to existing customers. There are no long-term commitments by such customers to purchase products or services from the Company. Sales of IDS's computer products are typically made on a purchase order basis. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations. Similarly, the loss of any one of the Company's largest customers or the failure of any one of such customers to pay its accounts receivable on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels. There can be no assurance that the Company's customers for its engineering services will continue to enter into contracts with the Company for such services or that existing contracts will not be terminated.

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

DEPENDENCE UPON SUPPLIERS

      The Company's business depends upon its ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. The Company's suppliers are not obligated to have products on hand for timely delivery to the Company nor can they guarantee product availability in sufficient quantities to meet the Company's demands. There can be no assurance that such products will be available as required by the Company at prices or on terms acceptable to the Company. The Company procures a majority of its computers, computer systems and computer components from distributors in order to obtain competitive pricing, maximize product availability and maintain quality control. In some cases, IDS's computer components are purchased through a single source. IDS does not always have a long term purchasing contract in place to purchase computer components from single sources. In the normal course of business, IDS executes blanket purchase orders with its major suppliers for a period of one year in order to maintain competitive pricing and service. The purchase orders include provisions for the delivery, on a monthly basis, of an adequate supply of computer parts to fulfill the Company's orders for a one year period.

      IDS relies on a few key contract manufacturers for the manufacture of some components used in the assembly of its microcomputers.. Suntronic, Inc. and Arrow Manufacturing, Inc., provide contract assembly of PC boards to the Company, on an as needed basis. No long term contracts are in place for the use of these services. IDS's single source suppliers are Microbus, Inc., Zero Enclosures, and Promed Keyboard Group. These manufacturers are the single sources for IDS's CPU boards, enclosures and keyboards, respectively. Although such subcontracting arrangements offer cost and capacity advantages, and would eliminate the need to incur certain capital expenditures associated with manufacturing, reliance on third party manufacturers gives IDS less control over the manufacturing process for these components than if it undertook such activities itself. Any failure of such subcontractors to manufacture and deliver components as planned, or any problems with the quality of such components, could have a material adverse effect on IDS's operations.

      IDS purchases from other manufacturers substantially all peripheral devices and components used in its products. A majority of the components and peripherals are available from a number of different suppliers, although certain major items are procured from single sources. Management believes that alternate sources could be developed for such single source items, if necessary, however, in the event that certain peripheral or component shortages were to occur, it could have an adverse effect on IDS's operations.

      Thermal's key supplier of stock fans is Lau Company. Fans are purchased on individual purchase orders. Thermal has increased its stocking level of this component, because of the potential delays in manufacturing which would be caused by its inability to procure this important element.

      There can be no assurance that the Company will be able to continue to obtain the necessary components from its single sources on terms acceptable to the Company, if at all. There can be no assurance that such relationship will continue or that, in the event of a termination of its relationship, it would be able to obtain alternative sources of supply without a material disruption in the Company's ability to provide products to its customers. Any material disruption in the Company's supply of products would have a material adverse effect on the Company's financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE

      The business in which IDS competes is characterized by rapid technological change and frequent introduction of new products and product enhancements. IDS's success depends in large part on its ability to identify and obtain products that meet the changing requirements of the marketplace. The metal enclosures for IDS's SafeCase 4000 portable computer are subject to manufacturer and distributor allocations due to its customized design. The LCD flat panel display used in the SafeCase 4000 portable computer may also be subject to distributor allocations due to its high demand in the marketplace. IDS could experience delays in the receipt of these integral products. During the past five years since this product was introduced, IDS has not encountered any delays in the delivery of these products. There can be no assurance that IDS will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. IDS attempts to maintain a level of inventory required to meet its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Accordingly, the failure of IDS's suppliers to maintain adequate inventory levels of computer products demanded by its existing and potential customers and to react effectively to new product introductions could have a material adverse affect on the Company's financial condition and results of operations. Failure of IDS to gain sufficient access to new products or product enhancements could also have a material adverse affect on the Company's financial condition and results of operations.

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

EMPLOYEES

      As of December 31, 1997, the Company employed approximately 110 individuals within its three subsidiaries; approximately seven were employed in sales, marketing and customer services, forty were employed in engineering, fifty-five were employed in technical production positions and nine were employed in administration, finance and MIS. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plan. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

      The Company leases its principal executive offices in Houston, Texas, which consists of approximately 18,155 square feet that has been divided into administrative offices and engineering offices. An additional 12,000 square feet of office space for computer production operations and warehouse facilities was leased adjacent to the principal office of the Company on January 1, 1998. The lease which will expire on August 31, 2002, is for a five year term. Management believes that it has the ability to sustain a 100% sales growth without having to expand its facilities or relocate its offices.

      As a result of the acquisition of Thermal, the land and property previously leased by Thermal was purchased by Thermal for $500,000, consisting of $50,000 cash advance from the Company and a note payable in the amount of $450,000. This property consists of 4.5995 acres of land improved with a 37,725 square foot concrete tiltwall office/manufacturing facility located in Houston, Texas Thermal owns and occupies a 37,735 square foot facility on approximately
4.5 acres which consists of approximately 2,500 square feet of office space and 35,200 square feet of manufacturing area located in Houston, Texas.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. To management's knowledge, the Company is not currently involved in any material legal proceedings and is not aware of any legal proceeding threatened against it.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock, $.001 par value per share, is quoted on the NASDAQ Electronic Bulletin Board System under the symbol "IDDS".


                                                              HIGH         LOW
                                                              ----         ---
      YEAR ENDED DECEMBER 31, 1996

      First Quarter..................................        1.125       0.750
      Second Quarter.................................        0.875       0.375
      Third Quarter..................................        4.250       0.875
      Fourth Quarter.................................        7.250       3.125

      YEAR ENDED DECEMBER 31, 1997

      First Quarter..................................        9.000       6.500
      Second Quarter.................................       10.620       7.500
      Third Quarter..................................       10.000       8.370
      Fourth Quarter                                        10.500       4.500

      The foregoing figures, are based on information published by Dow Jones Retrieval Service, do not reflect retail markups or markdowns and may not represent actual trades.

      Management believes that the Company has received positive response from the investment community as a result of recent press releases regarding product development of the SafeCase 400 and the letter of intent to acquire Constant Power Manufacturing, Inc. The press releases are distributed through PR Newswire which distributes to Dow Jones, Bloomberg, Reuters, AP, UPI and other investor wire services. These press releases are also distributed to numerous publications in Texas.

      As of December 31, 1997, the Common Stock was held by approximately 323 stockholders of record.

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

OVERVIEW

      The Company was formed in 1985 to engage in the business of providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from the IED segment. In 1989, the Company introduced its Industrial Products segment and has continued to introduce new products to the marketplace. In 1997, with the acquisition of Thermal, the Company expanded into the manufacture and distribution of air handling equipment for HVAC systems. The Industrial Products segment has generated sales as a percent of total revenue of 37.4% and 24.5%, for 1996 and 1997, respectively, while the IED segment has generated sales as a percent of total revenue of 62.6% and 40.3% for the same period and the Thermal segment has generated sales as a percent of total revenue of 35.2% for 1997.

      The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 28.6% in 1996 to 31.4% in 1997 due to the increase in sales volume between 1996 and 1997. The gross margin for pipeline engineering services, which reflects direct labor costs, has ranged from 28.3% in 1996 to 24.7% in 1997. The gross margin produced by Thermal in 1997 was 20.2%. The variation is primarily attributable to the pricing and the mix of services provided, and to the level of direct labor as a component of cost during any given period. The overall gross margin for Industrial Data Systems Corporation, which includes both product sales and pipeline consulting services in 1996, has varied between 28.4% in 1996 to 24.8% in 1997, which includes product sales, pipeline consulting and Thermal sales. This variation reflects the different mix of product sales and the effect of Thermal's sales. Revenue from computer product sales accounted for 24.5% of the Company's total revenue for the year ended December 31, 1997. Revenue from pipeline engineering consulting services accounted for 40.3% of the Company's total revenue for the year ended December 31, 1997. Revenue from air handling equipment sales accounted for 35.2% of the Company's total revenue for the year ended December 31, 1997.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                               YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------
                                             1996                   1997
                                    --------------------   -----------------------
                                      AMOUNT          %        AMOUNT       %
                                    ----------    ------   ------------     ------
Revenue:
  Computer Products ............    $2,068,517      37.4   $  2,581,633       24.5
  Consulting Services ..........     3,468,443      62.6      4,239,466       40.3
  Thermal ......................          --         0.0      3,702,898       35.2
                                    ----------    ------   ------------     ------
   Total revenue ...............     5,536,960     100.0   $ 10,523,977      100.0

Gross Profit:
  Computer Products ............       591,303      28.6        810,982       31.4
  Consulting Services ..........       980,899      28.3      1,046,371       24.7
  Thermal ......................          --         0.0        748,444       20.2
                                    ----------    ------   ------------     ------
  Total gross profit ...........     1,572,202      28.4      2,605,797       24.8

Selling, general and ...........     1,914,818
 administrative expenses .......     1,049,879      19.0      1,914,818       18.2
Depreciation ...................        33,689       0.6         97,101         .9
                                    ----------    ------   ------------     ------
    Operating income ...........       488,616       8.8        593,878        5.6
Other income (expense) .........       120,169       2.2         (3,134)      (.03)
                                    ----------    ------   ------------     ------
     Income before provision for
       income taxes ............       608,785      11.0        590,744        5.6
Provision for income taxes .....       206,367       3.7        208,249        2.0
                                    ----------    ------   ------------     ------
Net income after income taxes ..    $  402,418       7.3   $    382,495        3.6
                                    ==========    ======   ============     ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      TOTAL REVENUE. Total revenue increased by $4,987,017 or 90.0% from $ 5,536,960 in 1996 to $10,523,977 in 1997. Revenue from the Industrial Products segment, which comprised 24.5% of total revenue in 1997 increased by $513,116 or 24.8%. The increase in Industrial Products segment revenue was generally attributable to increased sales to new and existing customers which resulted from the hiring of additional sales personnel, in addition to the introduction of new product lines. Revenue from the IED which comprised 40.3% of total revenue in 1997 increased by $771,023 or 22.2%. Revenue from Thermal comprised 35.2% of total revenue in 1997.

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

      The 1997 increase in IED revenue was due to additional engineering consulting projects resulting from increased drilling and exploration activity in the oil and gas industry and from the recent industry trend to outsource more engineering projects to consulting firms such as IED.

      GROSS PROFIT. Gross profit increased by $1,033,595 or 65.7% from $1,572,202 in 1996 to $2,605,797 in 1997. The gross margin for the IED decreased from 28.3 % in 1996 to 24.7% in 1997. The decrease was attributable to increased payroll and related direct costs not offset by increases in billing rates. The gross margin for the IDS segment increased from 28.6 % in 1996 to 31.4 % in 1997. This increase was primarily attributable to an increase in sales blend of products that have higher gross margins and an increase in overall sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $864,939 or 82.4 % from $1,049,879 in 1996 to $1,914,818 in 1997. As a percentage of total revenue, selling, general and administrative expenses decreased from 19.0% in 1996 to 18.2% in 1997. The dollar increase was primarily attributable to an increase in general and administrative expenses and sales compensation to accommodate the Company's growth and the acquisition of Thermal's operations. Personnel costs, the largest other component of general and administrative expenses, increased at a slower rate than total revenue. Certain general and administrative expenses are relatively fixed, and the Company was able to leverage these expenses as revenue increased during 1997.

      The following table details the significant increases in selling, general and administrative expense increases for the year ended December 31, 1997:

SELLING, GENERAL AND      $ INCREASE 1996     % OF       % OF 1997
ADMINISTRATIVE EXPENSE        TO 1997       INCREASE      REVENUE                              COMMENTS
----------------------        -------       --------      -------                              --------
Building lease expense           9,386           9.5%       1%        Scheduled increase

Administrative expense         458,408          82.0%       10%       Transfer of certain officer from Engineering Dept. to Admin.
                                                                      Dept. and additional admin costs related to the addition of
                                                                      Thermal

IDS sales expenses             406,513          83.0%       9%        Reflects additional sales salaries and additional commission expense for 1997

      OPERATING INCOME. Operating income increased by $105,262 or 21.5 % from $488,616 in 1996 to $593,878 in 1997. Operating income decreased as a percentage of total revenue from 8.8% in 1996 to 5.6 % in 1997. The dollar increase in operating income was a result of a increased revenues, but the decrease as a percentage of total revenue was attributable to lower gross margins for IED and Thermal, coupled with increased selling, general and administrative expenses.

      OTHER INCOME (EXPENSE). Other income decreased by $123,303 or 102.6 % from $120,169 in 1996 to ($3,134) in 1997. This decrease was primarily due to smaller gains on marketable securities, and by additional interest expense due to higher utilization of the Company's line of credit and other financing costs.

      NET INCOME. Net income after taxes decreased by $19,923 or 5.0% from $402,418 in 1996 to $382,495 in 1997. Net income after taxes decreased as a percentage of total revenue from 7.3% in 1996 to 3.6% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of December 31, 1997, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of December 31, 1997, $325,000 in additional advances available under its line of credit with a bank. This line of credit provides for maximum borrowings of $350,000, which bears interest at prime plus 1% is for a term of one year, matures on May 12, 1998, and will be renewed at that time. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has established with its bank, an additional line of credit for Thermal, which will provide for maximum borrowings of $400,000. As of December 31, 1997, the Company had no additional advances available under this line of credit. This line of credit bears interest at prime plus 1% and is for a term of one year, maturing on May 12, 1998, and will be renewed at that time. This line of credit is secured by accounts receivable and inventory of Thermal, and the personal guarantees of certain stockholders and officers of the Company.

      On August 2, 1996, the Company issued 2,499,999 shares of its common stock in exchange for promissory notes due February 15, 1997, totaling $999,999. These notes were subsequently paid in full on January 27, 1997. The Company believes that it has sufficient working capital and does not intend to sell shares of its common stock within the next twelve months.

      The Company's working capital was $2,579,571 and $1,957,813 at December 31, 1996 and December 31, 1997, respectively.

      CASH FLOW

      Operating activities provided net cash totaling $128,863 and ($818,061) during 1996 and 1997, respectively. The Company has not generated significant cash flow from operating activities due to the working capital requirements resulting from the rapid growth of the Company. Trade accounts receivable decreased $28,773 and increased $1,301,632 for the years ended December 31, 1996 and 1997, respectively. Inventory increased by $81,582 and $300,149 for the same periods.

      Investing activities used cash totaling, $234,920 and $1,066,995 respectively, during the years ended December 31, 1996 and 1997. In 1996, the Company's investing activities that used cash was primarily related to cash advances to an affiliate Thermal and capital expenditures. In 1997, the Company's investing activities that used cash was primarily related to the acquisition of Thermal and capital expenditures.

      As of December 31, 1997, the Company had a portfolio of marketable securities which had a fair market value of $375,045 and consisted of bonds and mutual funds. The mutual funds that the Company has available for sale are open end stock funds which are managed by Aim, Pioneer, and Smith Barney & Co. These mutual fund investments are generally held for longer than a one year period. These securities are traded by the Company as part of its plan to provides additional cash for working capital requirements.

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

      Financing activities provided cash totaling $507,325 and $1,367,657 during 1996 and 1997. During 1997, $811,929 was provided from the issuance of Common Stock. Additionally, financing activities provided an increase in borrowings of $554,913 under its line of credit. The Company has additional financing amounts available on its line of credit ($325,000 at December 31, 1997). The line of credit has been used principally to finance accounts receivable and inventory purchases. The $787,437 received in January 1997 from the sale of securities was expected to be used for working capital and to purchase Thermal. Additional bank financing in the amount of $450,000 was obtained for the purchase of the facilities that Thermaire, Inc. dba Thermal Corp. had been leasing.

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

      ASSET MANAGEMENT

      The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had trade accounts receivable of $593,739 and $2,268,864 at December 31, 1996 and 1997, respectively. The number of days' sales outstanding in trade accounts receivable was 39 days and 78 days, respectively. Bad debt expenses have been insignificant (approximately .01%) for each of these periods.

ITEM 7. FINANCIAL STATEMENTS

        The audited financial statements for Industrial Data Systems Corporation, Inc., as of December 31, 1997 are attached hereto and made part hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There are no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

                     INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

                                      INDEX
                                                                          PAGE
                                                                          ----
INDEPENDENT AUDITOR'S REPORT.............................................  24

CONSOLIDATED BALANCE SHEETS - December 31, 1997 and 1996.................  25

CONSOLIDATED STATEMENTS OF INCOME - Years Ended December 31, 1997
     and 1996............................................................  26

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years Ended
     December 31, 1997 and 1996..........................................  27

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended
     December 31, 1997 and 1996..........................................  28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................  29

                            INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Industrial Data Systems Corporation

We have audited the accompanying consolidated balance sheets of Industrial Data Systems Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Industrial Data Systems Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Houston, Texas
February 27, 1998

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                    ---------------------------
                                                       1996            1997
                                                    -----------     -----------
                 ASSETS
CURRENT ASSETS Cash and cash equivalents:
   Cash in bank .................................   $   637,217     $    77,684
   Mutual funds .................................       337,883         380,017
                                                    -----------     -----------
                                                        975,100         457,701
 Marketable securities, at market value:
   Trading ......................................       400,348         375,045
   Available-for-sale ...........................        56,781
                                                    -----------     -----------
                                                        457,129         375,045
 Account receivable - trade, less allowance
   for doubtful accounts of approximately $11,000
   and $3,000 in 1996 and 1997, respectively ....       593,739       2,268,864
 Note receivable from an affiliate ..............        84,936            --
 Inventory ......................................       221,096         884,342
 Note receivable from sale of common stock ......       799,999            --
 Notes receivable from stockholders .............        50,000         200,000
 Advances to affiliate ..........................        30,000           5,546
 Prepaid assets and deferred costs ..............        48,858          66,152
                                                    -----------     -----------
     Total current assets .......................     3,260,857       3,424,904
                                                    -----------     -----------
PROPERTY AND EQUIPMENT, net .....................       122,578       1,044,381
OTHER ASSETS ....................................         2,000           6,228
Goodwill ........................................          --            59,841
                                                    -----------     -----------
     Total assets ...............................   $ 3,385,435     $ 5,368,100
                                                    ===========     ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank, revolving ..............   $   325,000     $   425,000
   Current portion - Note payable to bank, term .          --            34,242
   Accounts payable .............................        57,698         697,255
   Income taxes payable .........................       128,065          79,698
   Accrued expenses and other current liabilities       170,523         230,896
                                                    -----------     -----------
     Total current liabilities ..................       681,286       1,467,091

   Note payable to bank, term ...................       420,671

DEFERRED INCOME TAX .............................        34,010          41,334

STOCKHOLDERS' EQUITY:

 Common stock, $.001 par value; 75,000,000
   shares authorized; 13,129,999 shares
   issued in 1996; 12,723,718 shares
   issued in 1997 ...............................        13,130          12,724
 Additional paid-in capital .....................     1,829,684       2,216,713
 Retained earnings ..............................       842,395       1,224,890
 Net unrealized gain on marketable securities ...         1,068            --
                                                    -----------     -----------
                                                      2,686,277       3,454,327
 Treasury stock, 19,800 and  18,800 in 1996
   and 1997, respectively, at cost ..............       (16,138)        (15,323)
                                                    -----------     -----------
     Total stockholders' equity .................     2,670,139       3,439,004
                                                    -----------     -----------
   Total liabilities and stockholders' equity ...   $ 3,385,435     $ 5,368,100
                                                    ===========     ===========

      See accompanying notes to these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                       1996            1997
                                                   ------------    ------------
OPERATING REVENUES:
   Computer product sales ......................   $  2,068,517    $  2,581,633
   Engineering  services .......................      3,468,443       4,239,446
   Air handling sales ..........................           --         3,702,898
                                                   ------------    ------------
       Total revenues ..........................      5,536,960      10,523,977

OPERATING EXPENSES:
   Cost of revenues:
     Computer products .........................      1,477,214       1,770,651
     Engineering services ......................      2,487,544       3,193,075
     Air handling ..............................           --         2,954,454
                                                   ------------    ------------
       Total cost of revenues ..................      3,964,758       7,918,180

   Selling, general and administrative .........      1,049,897       1,914,818
   Depreciation ................................         33,689         97,1101
                                                   ------------    ------------
                                                      1,083,586       2,011,919
                                                   ------------    ------------
       Operating profit ........................        488,616         593,878

OTHER INCOME (EXPENSE):
   Realized gains on marketable securities, net          86,824          52,358
   Net unrealized gains (losses) on
     marketable securities .....................         20,389         (26,334)
   Interest income (expense), net ..............           (456)        (28,024)
   Other income ................................         13,412          (1,134)
                                                   ------------    ------------
                                                        120,169          (3,134)
                                                   ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES .......        608,785         590,744

PROVISION FOR INCOME TAXES:
   Federal .....................................        185,468         176,830
   State .......................................         20,899          24,095
   Deferred ....................................         34,010           7,324
                                                   ------------    ------------
                                                        206,367         208,249
                                                   ------------    ------------
NET INCOME .....................................   $    402,418    $    382,495
                                                   ============    ============
BASIC EARNINGS PER COMMON SHARE ................   $        .04    $        .03
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....     10,056,735      12,723,718
                                                   ============    ============

       See accompanying notes to these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                                    NET
                                                                                                  UNREALIZED
                                                                                                  GAIN (LOSS)
                                                        COMMON STOCK       ADDITIONAL                ON
                                                  ----------------------    PAID-IN     RETAINED  MARKETABLE TREASURY
                                                     SHARES      AMOUNT     CAPITAL     EARNINGS  SECURITIES  STOCK        TOTAL
                                                  -----------   --------   ----------  ----------  -------   --------   -----------
BALANCES, January 1, 1996 ......................   10,630,000   $ 10,630   $  817,397  $  439,977  $ 1,289   $(33,675)  $ 1,235,618

Stock issuance ($.40 share), net of $10,000 of
     offering costs ............................    2,499,999      2,500      987,499        --       --         --         989,999

Purchases of treasury stock (10,500 shares) ....         --         --           --          --       --       (8,188)       (8,188)

Sale of stock from treasury (29,400 shares) ....         --         --         24,788        --       --       25,725        50,513

Change in unrealized gain on
marketable securities ..........................         --         --           --          --       (221)      --            (221)

Net income .....................................         --         --           --       402,418     --         --         402,418
                                                  -----------   --------   ----------  ----------  -------   --------   -----------
BALANCES, December 31, 1996 ....................   13,129,999     13,130    1,829,684     842,395    1,068    (16,138)    2,670,139
                                                  -----------   --------   ----------  ----------  -------   --------   -----------
Recission of stock options previously issued
for contingent transaction .....................     (600,000)      (600)        --          --       --         --            (600)

Stock issuance in conjunction with acquisition .      193,719        194      387,029        --       --         --         387,223
Sale of stock from treasury (1,000 shares) .....         --         --           --          --       --          815           815

Change in unrealized gain on
marketable securities ..........................         --         --           --          --     (1,068)      --          (1,068)

Net income .....................................         --         --           --       382,495     --         --         382,495
                                                  -----------   --------   ----------  ----------  -------   --------   -----------
BALANCES, December 31, 1997 ....................   12,723,718   $ 12,724   $2,216,713  $1,224,890  $  --     $(15,323)  $ 3,439,004
                                                  ===========   ========   ==========  ==========  =======   ========   ===========

       See accompanying notes to these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                          1996           1997
                                                       ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................  $ 402,418   $   382,495
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization ..................     33,689        97,101
     Deferred income tax expense ....................     14,617         7,324
     Increase in trading securities, net ............   (161,925)      (82,044)
     Changes in, net of assets
      acquired in acquisition:
       Accounts receivable - trade ..................     28,773    (1,301,632)
       Inventory ....................................    (81,582)     (300,149)
       Accounts payable .............................    (55,780)      425,640
       Income tax payable ...........................    (38,921)      (47,813)
       Accrued expenses and other
        current liabilities .........................     52,809         4,939
     Other, net .....................................    (65,235)       (3,922)
                                                       ---------   -----------
       Net cash provided by operating activities ....    128,863      (818,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Thermal Corporation .................       --        (212,563)
   Note receivable from affiliate ...................    (84,936)       84,936
   Advances on note receivable from stockholder .....    (50,000)     (150,000)
   Capital expenditures .............................    (49,984)     (833,822)
   Purchases of available-for-sale securities .......    (24,000)       24,000
   Proceeds from sale of
     available-for-sale securities ..................      4,000        (4,000)
   Advances to affiliate ............................    (30,000)       24,454)
                                                       ---------   -----------
      Net cash used in investing activities .........   (234,920)   (1,066,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes payable, net ...................    275,000       554,912
   Proceeds from issuance of common stock, net ......    190,000       811,929
   Purchase of treasury stock .......................     (8,188)         --
   Sales of stock from treasury .....................     50,513           815
                                                       ---------   -----------
      Net cash provided by financing activities .....    507,325     1,367,656
                                                       ---------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........    401,268      (517,399)

CASH AND CASH EQUIVALENTS, at beginning of year .....    573,832       975,100
                                                       ---------   -----------
CASH AND CASH EQUIVALENTS, at end of year ...........  $ 975,100   $   457,701
                                                       =========   ===========
SUPPLEMENTAL DISCLOSURES:
   Interest paid ....................................  $  12,350   $    12,458
   Income taxes paid ................................  $ 241,483   $   160,631
                                                       =========   ===========
NON-CASH TRANSACTIONS:
   Issuance of common stock (600,000 shares)
      during 1995 in connection with
      a contingent business acquisition
      (see Note 13) .................................  $    --     $      (600)
Issuance of common stock in
   conjunction with purchase
   of Thermal in 1997 ...............................  $    --     $   387,225
Common stock issued in exchange
   for notes receivable (see Note 9) ................  $ 799,999   $      --
                                                       =========   ===========

       See accompanying notes to these consolidated financial statements.

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION - The accompanying consolidated financial statements include the accounts of Industrial Data Systems Corporation (IDDS or the Company), a Nevada corporation, and its wholly-owned subsidiaries Industrial Data Systems, Inc., a Texas corporation, (IDS), IDS Engineering, Inc., a Texas corporation (IED), and Thermaire, Inc., a Texas corporation, dba Thermal Corporation (Thermal). All significant intercompany balances and transactions have been eliminated in consolidation.

     INVENTORY - Inventory is composed of computer components, sheet metal, copper tubing, blower fans and fan motors and is carried at the lower of cost or market value, with cost determined on the first-in, first out
     (FIFO) method of accounting. The inventory at December 31, 1997 consisted of computer components, sheet metal, copper tubing, blower fans and fan motors and at December 31, 1996 it consisted of computer components.

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

     PROPERTY AND EQUIPMENT - All property and equipment other than building and improvements is stated at cost, adjusted for accumulated depreciation. Depreciation is calculated using an accelerated method over the estimated useful lives of the related assets, which is five years. Depreciation on the building is calculated using a straight-line method over the useful life, which is 40 years. Leasehold improvements are amortized over the term of the related lease.

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

     NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board
     (FASB) issued SFAS No. 121 entitled IMPAIRMENT OF LONG-LIVED ASSETS, SFAS No. 121, which became effective beginning February 1, 1996, provides that in the event that facts and circumstances indicate that the cost of operating assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount of the asset to determine if a writedown to market value or discounted cash flow is required. SFAS No. 121 did not have a material impact on its operating results or financial condition of the Company upon implementation.

     The FASB also issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies which choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management adopted the disclosure requirements of the statement during fiscal 1996, however, have entered into no such transactions.

     The FASB also issued SFAS No. 128, entitled EARNINGS PER SHARE, during February 1997. The new statement , which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The Company has adopted the provisions and have reflected its earnings per share accordingly for both years presented herein.

     The FASB also issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

2.   MARKETABLE SECURITIES:

     Marketable securities at December 31, 1996 are summarized as follows:

                                              GROSS         GROSS
                                            UNREALIZED    UNREALIZED      FAIR
                                   COST        GAINS       LOSSES        VALUE
                                 --------    --------     ---------     --------
          Trading:
              Common stocks .    $225,027    $ 40,981     $ (10,258)    $255,750
              Bond ..........     100,000        --            --        100,000
              Other .........      25,000      19,598          --         44,598
                                 --------    --------     ---------     --------
                                  350,027      60,579       (10,258)     400,348
          Available-for-sale:
              Mutual fund ...      55,713       1,068          --         56,781
                                 --------    --------     ---------     --------
                                 $405,740    $ 61,647     $ (10,258)    $457,129
                                 ========    ========     =========     ========

     Marketable securities at December 31, 1997 are summarized as follows:

                                                  GROSS      GROSS
                                                UNREALIZED  UNREALIZED    FAIR
                                       COST       GAINS      LOSSES      VALUE
                                     --------    -------    --------    --------
              Trading:
                  Common stocks .    $   --      $  --      $   --      $   --
                   Bond .........     300,000       --          --       300,000
                  Other .........      50,000     25,045        --        75,045
                                     --------    -------    --------    --------
              Available-for-sale:
                  Mutual fund ...        --         --          --          --
                                     --------    -------    --------    --------
                                     $350,000    $25,045    $   --      $375,045
                                     ========    =======    ========    ========

3.       AFFILIATE  RECEIVABLES

     The Company has several notes receivable due from stockholders. The notes receivable are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following as of:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1996            1997
                                                    -----------     -----------
       Land ....................................    $      --       $    90,000
       Furniture and fixtures ..................         43,610          87,875
       Computer equipment ......................        153,459         232,865
       Building ................................           --           605,000
       Shop equipment ..........................           --           126,446
       Leasehold improvements ..................           --            10,715
       Construction-in-process .................           --            61,527
                                                    -----------     -----------
                                                        197,069       1,214,428
       Accumulated depreciation and amortization        (74,491)       (170,047)
                                                    -----------     -----------
                                                    $   122,578     $ 1,044,381
                                                    ===========     ===========

The construction-in-process has no depreciation recorded against it as of December 31, 1997.

5.   NOTE PAYABLE TO BANK

     The Company has a line of credit for Industrial Data Systems, Inc with a bank of $350,000 at prime plus 1% (9.5% at December 31, 1997). The line of credit, which expires on May 12, 1998, is collateralized by accounts receivable, inventory of IDS. There was $25,000 outstanding under the line at December 31, 1997. Interest on the outstanding borrowings is due and payable monthly.

     The Company has a line of credit for Thermal Corporation with a bank of $400,000 at prime plus 1% (9.5% at December 31,1997). The line of credit, which expires on May 12, 1998, is collateralized by accounts receivable, inventory of Thermal and is guaranteed by all stockholders of the Company. There was $400,000 outstanding under the line at December 31, 1997. Interest on the outstanding borrowings is due and payable monthly.

     The Company has a term note payable with a bank of $450,000 at 8.88% (Ordinary Interest). The loan which expires on February 28, 2002, is collateralized by land and building acquired in purchase of Thermal Corporation (see Note 13). There was $436,384 outstanding under this note at December 31, 1997. Interest on the outstanding amount is due and payable monthly.

     Future maturities of long-term debt are as follows:

            YEARS ENDING DECEMBER 31,
            -------------------------
                       1998                                        $459,242
                       1999                                         107,794
                       2000                                          19,440
                       2001                                          21,238
                       2002                                         362,199
                                                                   --------
                                                                   $969,913
6.   LEASE:

     The Company leases office space under two non-cancelable operating leases. Total rent expense for the years ended December 31, 1997 and 1996 was $109,000 and $99,000, respectively. Future minimum rentals due under the non-cancelable operating leases with an original term of at least one year are as follows:

          YEARS ENDING DECEMBER 31,
          -------------------------
                      1998                                         $175,000
                      1999                                          181,000
                      2000                                          145,106
                      2001                                           72,000
                      2002                                           78,000
                                                                   --------
                                                                   $651,000

7.   PROFIT SHARING PLAN:

      The Company has a 401(k) profit sharing plan covering substantially all employees. Under the terms of the plan, the Company will make matching contributions equal to 50% of employee contributions up to 3% of employee compensation, as defined. Employees may make contributions up to 15% of their compensation, subject to certain maximum contribution limitations. The employer's contributions vest on a schedule of 25% per year for four years. The Company made contributions to the plan of $72,000 and $45,000 for the years ended December 31, 1997 and 1996, respectively.

8. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:

     The Company manufactures and distributes industrial and portable computers and computer monitors and air handling equipment for air conditioning and heating systems to commercial companies primarily in the southern states and provides pipeline engineering services primarily to major integrated oil and gas companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful for collection.

     The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

      The Company had sales to five major customers totaling approximately $6,630,000 for 1997, representing 63% of total revenues for the year. For 1996, the Company had sales to one major customer totaling approximately $2,967,000 which represents 39% of total revenues for that year. At December 31, 1997, amounts due from three customers who individually had amounts due in excess of 10% of trade receivables, totaled $1,111,000 At December 31, 1996, amounts due from customers in excess of 10% of trade accounts receivable amounted to $299,000 all of which was due from a single customer.

9. STOCKHOLDERS' EQUITY:

     In 1996, the Company issued 2,499,999 shares of common stock in exchange for five non-interest bearing notes totaling $999,999. During fiscal 1996, the Company received payment on one of the notes totaling $200,000. In January 1997, the four remaining notes were paid in full and the Company received the remaining $799,999.

     The Company issued 193,719 shares of common stock as part of the acquisition of Thermal Corporation (see Note 13).

10.  FEDERAL INCOME TAXES:

     The total tax expense reported herein differs from what would be expected by applying a statutory rate (34%) because of the effect on deferred taxes of the acquisition of Thermal during 1997.

     The Company has deferred tax assets and liabilities at December 31, 1996 and 1997 as follows:

                                                      1996               1997
                                                    --------           --------
       Deferred tax assets ......................   $  4,235           $ 57,639
       Deferred tax liabilities .................    (38,245)           (98,973)
                                                    --------           --------
       Net deferred tax .........................   $(34,010)          $(41,334)
                                                    ========           ========

     The Company's net deferred tax liability at December 31, 1997 and 1996 represents the accumulated federal income taxes computed on the excess of tax depreciation over financial statement depreciation, and the unrealized gain on trading marketable securities recognized as income, for financial statement purposes versus upon their ultimate sale for tax purposes.

     In 1996, the Company filed a consolidated federal income tax return with the company it acquired in 1997 (see Note 13). The 1996 amounts reflected herein represent the Company's tax activity as if it filed a separate return, which would not vary significantly from allocating its portion of the consolidated amounts.

11.    SEGMENT INFORMATION:

     The Corporation operates in three business segments: (1) the manufacture and distribution of portable computers and computer monitors to commercial companies; (2) provides engineering consulting services primarily to major integrated oil and gas companies and (3) the manufacture and distribution of air handling equipment for HVAC systems to commercial companies. Sales, operating income, capital expenditures and depreciation set forth in the following table are the results of the three segments. The amount in corporate and eliminations includes amounts to eliminate intercompany items, including notes receivable and notes payable.

         (in thousands)                                  REVENUES                   OPERATING EARNINGS        IDENTIFIABLE ASSETS
                                                   YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,   YEARS ENDED DECEMBER 31,
                                                   -----------------------       ------------------------   ------------------------
                                                    1996             1997           1996          1997       1996              1997
                                                   ------          -------          ----          ----      ------            ------
Products Subsidiary(IDS) ................          $2,069          $ 2,582          $185          $190        $455            $  996
Engineering Subsidiary(IED) .............           3,468            4,239           304           310         459             1,625
Thermal .................................            --              3,703           --             94         --              2,002
                                                   ------          -------          ----          ----      ------            ------
             Total ......................          $5,537          $10,524          $489          $594      $  914            $4,623
                                                   ======          =======          ====          ====      ======            ======
General corporate                                                                                           $2,471            $  745
                                                                                                            ------            ------
             Total Assets                                                                                   $3,385            $5,368
                                                                                                            ======            ======

                                                        Years ended December 31,
                                                        ------------------------
                                                             1996        1997
                                                             ----        ----
Depreciation and Amortization, net of amounts included
  in cost of services and rentals:
       Products Subsidiary(IDS) .............................  $ 4      $  5
       Engineering Subsidiary(IED) ..........................   24        29
       General corporate ....................................    6         8
       Thermal ..............................................   --        55
                                                               ---      ----
             Total ..........................................  $33      $ 97
                                                               ===      ====

Capital Expenditures:
       Products Subsidiary(IDS) .............................  $19      $ 60
       Engineering Subsidiary(IED) ..........................   31        97
       Thermal ..............................................   --       677
                                                               ---      ----
             Total ..........................................  $50      $834
                                                               ===      ====

12.  TRANSACTION WITH AFFILIATE:

     During 1996, the Company employed an individual to perform the general manager function at the company it acquired in 1997 (see Note 13). The Company incurred salary and related payroll costs for this individual totaling approximately $93,000 in 1996.

     In July 1997, the Company entered into a management contract with BHC Management Corporation (BHC), a Texas Corporation. As compensation for services provided hereunder, Industrial Data Systems, Inc.(IDS), agreed to pay BHC the sum of $4,000 per month plus expenses not to exceed $500 per month. The principals of BHC are stockholders of IDS.

13.  ACQUISITION:

     In February 1997, the Company acquired Thermaire, Inc. dba Thermal Corporation (Thermal) in a stock purchase. The Company paid $600,000, consisting of $212,563 in cash and 193,719 shares of the Company's common stock, which may be put back to the Company for $2 per share at the option of the holder. Additionally, the Company purchased the facilities that Thermal had been leasing from an affiliate for $500,000. The Company obtained bank financing totaling $450,000 related to the acquisition of these facilities. The acquisition has been accounted for on the purchase method of accounting. Goodwill arising as a result of this transaction totaled approximately $85,000. Previously, in 1995, the Company had issued 600,000 shares of its common stock to Thermal on a contingent basis. These shares were held in an escrow account pending completion of the acquisition, at which time these shares were released from escrow and cancelled. The aforementioned 193,719 shares were issued under revised terms of the purchase agreement.

     The operating results of Thermal have been included in the company's consolidated financial statements since the date of acquisition.

     The following unaudited proforma consolidated results of operations for the years ended December 31, 1997 and 1996 assumes the Thermal acquisition occurred as of January 1, 1996

     (IN THOUSANDS, EXCEPT PER SHARE DATA)               1997         1996
     -------------------------------------            -----------     ----
      Net sales .................................      $10,947       $7,941
      Net earnings ..............................          379          342
      Earnings per share: .......................          .03          .03

     In management's opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consumated at the beginning of fiscal 1996 or of future operations of the combined companies under the ownership and management of the Company.

14.  SUBSEQUENT EVENT:

     In February 1998, the Company announced it had signed a letter of intent to acquire Constant Power Manufacturing, Inc. (CPM), a Houston based power systems manufacturer. Stipulated in the letter of intent, the Company will exchange 300,000 shares of the Company's common stock for 100% of CPM's shares. CPM had 1997 revenues of approximately $3.5 million and pretax profits of approximately 13% of said revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There are no changes in and disagreements with the Company's accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 10. EXECUTIVE COMPENSATION

      Incorporated herein by reference in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

      Incorporated herein by reference in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                        DESCRIPTION AND INDEX OF EXHIBITS

    *3    Articles of Incorporation, IDS Engineering, Inc., dated October 15,
          1997

    *3.1  Corporate Charter, IDS engineering, Inc., dated October 15, 1997

    *3.2  Bylaws, IDS Engineering, Inc., dated October 15, 1997

    *10 Lease agreement between Industrial Data Systems, Incorporated, a Texas corporation, and 319 Century Plaza Associates, Ltd., dated August 18, 1997

    *10.1 First Amendment to Lease Agreement between Industrial Data Systems,
          Incorporated, a Texas corporation, and 319 Century Plaza Associates, Ltd., dated September 19, 1997.

    *10.2 Second Amendment to Lease Agreement between Industrial Data Systems,
          Incorporated, a Texas corporation, and 319 Century Plaza Associates, Ltd., dated November 19, 1997.

     21   Subsidiaries of the Registrant

     27   Financial Data Schedule
---------------
* To be filed by amendment.