Form 10KSB40/A
period 1997-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1998-04-14
CIK 933738

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

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The net sales for the Company for the fiscal year ended December 31, 1997 were $10,523,977.

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