Form 10QSB
period 1998-03-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1998-05-15
CIK 933738

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                   FORM 10-QSB

     (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                        COMMISSION FILE NUMBER: 000-22061

                       INDUSTRIAL DATA SYSTEMS CORPORATION
              (Exact name of registrant as specified in its charter)


                  NEVADA                           88-0322261
  (State or, other Jurisdiction of        (I.R.S.Employer Identification Number)
    corporation or organization)


    600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS        77073-6013
           (Address of Principal Executive Offices)              (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (281) 821-3200

     Check whether the issuer (1) has filed all reports required to be filed by
Section 1.3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES  [X]    NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 Par Value                                 13,023,718
                                       (Shares outstanding as of March 31, 1998)

                          QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
PART 1            FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets at March 31, 1998
              and December 31, 1997............................................3

            Condensed Consolidated Statements of Operations for the
              Three Months ended March 31, 1998 and March 31, 1997.............4

            Condensed Consolidated Statements of Cash Flows for the
              Three Months ended March 31, 1998 and March 31, 1997.............5

            Notes to Condensed Consolidated Financial Statements...............6

ITEM 2.     Management's  Discussion and Analysis of Financial Condition and
            Results of Operations..............................................7

PART II. OTHER INFORMATION

ITEM 2.     Changes in Securities.............................................11

ITEM 6.     Exhibits and Reports on Form 8-K..................................11

            Signature ........................................................12

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         FOR YEAR ENDED DECEMBER 31, 1997
                          AND MARCH 31, 1998 (UNAUDITED)

                                                        MARCH 31,     DECEMBER 31,
                                                          1998           1997
                                                       -----------    -----------
                                                                       (audited)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents: ......................   $   632,429    $    77,684
   Mutual funds ....................................       354,449        380,017
                                                       -----------    -----------
                                                           986,878        457,701
Marketable securities:
   Trading .........................................       419,217        375,045
                                                       -----------    -----------
                                                           419,217        375,045

Accounts receivable - trade, less allowance
   for doubtful accounts of Approximately $33,000
   and $13,500 in 1997 and 1998, respectively ......     2,461,970      2,268,864
Inventory ..........................................     1,424,723        884,342
Note receivable from stockholder ...................       200,000        200,000
Advances to affiliate ..............................             0          5,546
Prepaid assets and deferred costs ..................       104,323         66,152
                                                       -----------    -----------
      Total current assets .........................   $ 5,597,111    $ 3,424,904
                                                       -----------    -----------
PROPERTY AND EQUIPMENT, net ........................     1,054,028      1,044,381

OTHER ASSETS .......................................             0          6,228
GOODWILL ...........................................        59,841         59,841
                                                       -----------    -----------
      Total assets .................................   $ 6,710,980    $ 5,368,100
                                                       ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Note payable to bank ...............................       425,000        425,000
Current portion - Note payable to bank, term .......        25,682         34,242
Accounts payable ...................................       922,866        697,255
Income taxes payable ...............................       243,600         79,698
Accrued expenses and other current liabilities .....       328,573        230,896
                                                       -----------    -----------
      Total current liabilities: ...................   $ 1,945,721    $ 1,467,091
                                                       -----------    -----------
                                                           420,671        420,671
Note payable to bank, term
DEFERRED INCOME TAX ................................        41,334         41,334

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 75,000,000 shares
      authorized; 13,023,718 shares issued in
      1998, 12,723,718 shares issued in 1997 .......        13,024         12,724
Additional paid- in capital ........................     2,879,682      2,216,713
Retained earnings ..................................     1,425,871      1,224,890
                                                       -----------    -----------
                                                         4,318,577      3,454,327

Treasury stock .....................................       (15,323)       (15,323)
                                                       -----------    -----------
Total stockholders' equity .........................   $ 4,303,254    $ 3,439,004
                                                       -----------    -----------
      Total liabilities and stockholders' equity ...   $ 6,710,980    $ 5,368,100
                                                       ===========    ===========

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                          AND MARCH 31, 1998 (UNAUDITED)

                                                 Three Months     Three Months
                                                    ended             ended
                                                 March 31, 1998   March 31, 1997
                                                  (unaudited)      (unaudited)
                                                  ------------     ------------
    OPERATING REVENUES::
      Product  sales .........................    $    650,681     $    310,249
      Consulting fees ........................       1,048,615          909,407
      Thermal sales ..........................         932,292          242,785
                                                  ------------     ------------
                                                  $  2,631,588     $  1,462,441
    COST OF REVENUES:
      Product ................................         461,361          233,856
     Consulting ..............................         802,329          631,178
      Thermal ................................         750,882          162,690
                                                  ------------     ------------
                                                  $  2,014,572     $  1,027,724
                                                  ============     ============
    GROSS PROFIT .............................         617,016          434,717

    Selling, general and administrative ......         327,449          305,900
    Depreciation .............................          29,985           22,794

    OTHER INCOME (EXPENSE)
      Realized gains on marketable securities           16,681           55,497

      Other income ...........................            --             15,460
      Unrealized gain (loss) on marketable
    securities ...............................          (2,528)         (51,377)
      Interest income, net ...................         (19,547)         (20,152)
      Thermal expense ........................            --            (22,723)
                                                  ------------     ------------
    INCOME  BEFORE  TAXES ....................    $    254,187     $     82,728

    TAX PROVISION ............................          53,205           28,335
                                                  ============     ============
    NET INCOME ...............................    $    200,981     $     54,393
                                                  ============     ============
    BASIC EARNINGS  PER COMMON SHARE .........    $       .015     $       .004
                                                  ============     ============
    DILUTED EARNINGS  PER COMMON SHARE .......    $       .015     $       .004
                                                  ============     ============
    BASIC WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ..............................      13,023,718       12,926,858
                                                  ============     ============
    DILUTED WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ..............................      13,023,718       12,926,858
                                                  ============     ============

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE  THREE
                                                             MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                      (unaudited)
                                                         1998           1997
                                                       ---------    -----------
CAH FLOWS FROM OPERATING ACTIVITIES:

 Net income ........................................   $ 200,981    $    54,393

 Changes in working capital, net of Thermal
  and Constant Power Manufacturing acquisitions ....     390,575       (183,291)

 Net cash provided (used) by operating activities ..     591,556       (128,898)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Thermal ...............................        --         (212,000)

 Advances on note receivable from stockholder ......        --          (50,000)

 Property acquired .................................      (9,647)      (500,000)
 Purchase of investments ...........................     (44,172)      (500,000)

 Net cash used by investing activities .............     (53,819)    (1,262,000)
                                                       ---------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:

 Repayments on notes payable, net ..................      (8,560)      (300,000)

 Proceeds from issuance of common stock, net .......        --          799,999

 Borrowings from bank ..............................        --          450,000

 Net cash provided by financing activities .........      (8,560)       949,999
                                                       ---------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ................................     529,177       (440,899)

CASH AND CASH EQUIVALENTS, at beginning of period ..     457,701        975,100
                                                       ---------    -----------
CASH AND CASH EQUIVALENTS, at end of period ........   $ 986,878    $   534,201
                                                       =========    ===========
*  Non-Cash Transactions:
 Issuance of common stock for acquisitions .........     663,269        387,000

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

      The financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for all periods ended March 31, 1998 and 1997. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles', have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1997 and 1996, which are included in the Company's annual report on Form 10-KSB/A. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


2.   NOTE RECEIVABLE FROM STOCKHOLDER:

     At March 31, 1998, The Company had notes receivable due from a stockholder in the amount of $200,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the note is due annually.


3.   STOCKHOLDERS' EQUITY:

     The Company issued 300,000 shares of common stock in exchange for the entire stock of CPM (see note 4).


4.   ACQUISITION:

     In March 1998, the Company acquired Constant Power Manufacturing Incorporated, (CPM) in a stock purchase. The Company issued 300,000 shares of the Company's common stock, which may be put back to the Company for $1 per share at the option of the holder.

     The following is the computation recorded in connection with the acquisition of CPM:

         Purchase price ........................................   $ 663,269
         Fair value of net assets of
               CPM acquired ....................................    (663,269)
                                                                   =========
                                                                   $    --

     The accounts of CPM are reflected in the condensed consolidated balance sheets as of March 31, 1998. The shares of common stock issued by the Company have been reflected as issued and outstanding. The following table reflects pro forma information as if this transaction had occurred at the beginning of each of the periods presented, (in 000's except per share data):

                                             FOR THE THREE        FOR THE THREE
                                                 MONTHS               MONTHS
                                            ENDED MARCH 31,      ENDED MARCH 31,
                                                  1998                 1997
                                            ---------------      ---------------
      Total Revenue ......................  $         3,550      $         3,308
      Net Income .........................              328                  787
      Income per Share ...................              .02                  .06

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included elsewhere in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

OVERVIEW

      The Company has been in business since 1985 engaging in providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from this segment. In October 1997, the engineering consulting segment, which had previously operated as Industrial Data Systems, Inc. dba IDS Engineering, was incorporated as a Texas corporation under the name of IDS Engineering, Inc. (IED). The Company introduced its computer product segment in 1989 to provide industrial grade portable and rack mounted computers for commercial use. This segment operated as a Texas corporation under the name of Industrial Data Systems, Inc. (IPD). The IPD segment has generated sales as a percent of total revenue of 25% and 21%, for the three months ended March 31, 1998 and 1997, respectively, while the IED segment has generated sales as a percent of total revenue of 40% and 62% for the same periods. In 1997, the Company acquired the Thermal segment, which fabricates air handling equipment for commercial heating ventilation and cooling systems. The Thermal segment has generated sales as a percent of total revenue of 35% and 17% for the three months ended March 31, 1998 and 1997, respectively.

      The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 29.1% and 24.6% for the three months ended March 31, 1998 and 1997, respectively, due to the decrease in component part costs. The gross margin for pipeline engineering services, which reflects direct labor costs, has ranged from 23.5% in 1998 to 30.5% in 1997. This decrease is attributable to higher labor costs and increased competition, resulting in lower margins. Thermal's gross margin was 19.5% and 32.9% for the three months ended March 31, 1998 and 1997, respectively. This variation is primarily attributable to pricing, and to direct labor as a component of cost. The overall gross margin for Industrial Data Systems Corporation, which includes product sales, pipeline consulting services, and Thermal's operations for the three months ended March 31, 1998 was 23.5%. The overall gross margin for the Company for the same period in 1997 was 29.7%. Gross margin for 1997 reflects Thermal's operation only for the month of March 1997.

      The Company believes the addition of Constant Power Manufacturing Incorporated (CPM) to its operations, will add to the overall performance of the company by increasing revenues and creating positive profit margins.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                           THREE MONTHS ENDED MARCH 31,
                                            1998                   1997
                                     -------------------    -------------------
                                       AMOUNT        %        AMOUNT        %
                                     ----------    -----    ----------    -----
Revenue:
  Computer Products ..............      650,681     24.7       310,249     21.2
  Consulting Services ............    1,048,615     39.8       909,407     62.2
  Thermal ........................      932,292     35.5       242,785     16.6
                                     ----------    -----    ----------    -----
     Total revenue ...............    2,631,588    100.0     1,462,441    100.0
                                     ----------    -----    ----------    -----
Gross Profit:
  Computer Products ..............      189,320      7.2        76,393      5.2
  Consulting Services ............      246,286      9.4       278,229     19.0
  Thermal ........................      181,410      6.9        80,095      5.5
                                     ----------    -----    ----------    -----
     Total gross profit ..........      617,016     23.5       434,717     29.7
Selling, general and
  administrative expenses ........      327,449     12.4       305,900     20.9
Depreciation .....................       29,985     11.3        22,794      1.6
                                     ----------    -----    ----------    -----
    Operating income .............      259,582      9.9       106,023      7.2
Other income (expense) ...........       (5,394)     (.2)      (23,295)    (1.6)
     Income before provision
        for income taxes .........      254,186      9.7        82,728      5.7
Provision for income taxes .......       53,205      2.0        28,335      1.9
Net income after income taxes ....      200,981      7.7        54,393      3.7
                                     ----------    -----    ----------    -----

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      TOTAL REVENUE. Total revenue increased by $1,169,147 or 79.9% from $1,462,441 for the three months ended March 31, 1997, compared to $2,631,588 in 1998. Revenue from the IPD, which comprised 24.7% of total revenue for the three months ended March 31, 1998, increased by $340,432 or 109.7%. The increase in IPD revenue was generally attributable to increased sales to new and existing customers which resulted from the hiring of additional sales personnel, in addition to the introduction of new product lines. Revenue from the IED which comprised 39.8% of total revenue for the three months ended March 31, 1998 increased slightly by $139,208 or 15.3%. Revenue from Thermal, which comprised 35.5% of total revenue for the three months ended March 31, 1998, increased $689,507 or 284.0%. The increase in Thermal revenue was attributable, in part, to the fact that the 1997 revenue was derived only during the month of March, following the acquisition.

      GROSS PROFIT. Gross profit increased by $182,299 or 41.9% from $434,717 for the three months ended March 31, 1997 to $617,016 for the same period in 1998. The gross margin as a percentage of total revenues decreased from 29.7% for the period ended March 31, 1997 to 23.5% for the same period in 1998. The decrease was attributable to a decrease in gross margin for the IED during the 1998 period. The gross margin for the IPD increased from 5.2% for the period ended March 31, 1997 to 7.2% for the same period in 1998. This increase was primarily attributable to a sales blend of products that have higher gross margins. The gross margin for the IED decreased from 19.0% for the period ended March 31, 1997 to 9.4% for the same period in 1998. This decrease was due to an increase in competition and higher labor costs resulting in lower margins . The gross margin for Thermal increased from 5.5% for the period ended March 31, 1997 to 6.9% for the same period in 1998. This increase was attributable to cost controls implemented at Thermal subsequent to the acquisition in 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $21,549 or 7.0% from $305,900 for the three months ended March 31, 1997 compared to $327,449 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses decreased from 20.9% for the three months ended March 31, 1997 to 12.4% for the same period in 1998. The dollar decrease was primarily attributable to a decrease in general and administrative expenses as a result of consolidating clerical and administrative functions.

      OPERATING INCOME. Operating income increased by $153,558 or 144.8% from $106,023 for the three months ended March 31, 1997, compared to $259,581 for the same period in 1998. Operating income increased as a percentage of total revenue from 7.2% for the three months ended March 31, 1997 to 9.9% for the same period in 1998. The increase in operating income was a result of decreased selling, general and administrative expenses.

      OTHER INCOME (EXPENSE). Other income decreased by $17,901 or 76.8% from ($23,295) for the three months ended March 31, 1997 to ($5,394) for the same period in 1998. This decrease was due to increased realized gains on marketable securities.

      NET INCOME. Net income after taxes increased by $146,589 or 269.5% from $54,393 for the three months ended March 31, 1997 to $200,981 for the same period in 1998. Net income after taxes increased as a percentage of total revenue from 3.7% for the three months ended March 31, 1997 to 7.6% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of March 31, 1998, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of March 31, 1998, $325,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $350,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 11, 1998. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has established an additional line of credit for Thermal, which will provide for maximum borrowings of $400,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 11, 1998. As of March 31, 1998 no advances were available under this line. The additional line of credit is secured by accounts receivable and inventory of Thermal, and a guarantee from the Company. An additional line of credit for CPM has been applied for, in the amount of $400,000.

       The Company's working capital was $1,994,467 and $3,651,405 at December 31, 1997 and March 31, 1998, respectively.

      CASH FLOW

      Operating activities used net cash totaling $128,898 for the three months ended March 31, 1997 and generated $237,107 for the three months ended March 31, 1998. The Company did not generate significant cash flow from operating activities for the three months ended March 31, 1997, due to the working capital requirements resulting from the rapid growth of the Company. Trade accounts receivable increased $193,106 since December 31, 1997. Inventory increased by $540,381 for the same period.

      Investing activities used cash totaling, $1,262,000 for the three months ended March 31, 1997 and used cash totaling $53,819 for the same period in 1998. The Company's investing activities that used cash during the period ended March 31, 1997 was primarily related to the purchase of Thermal and its facilities.

      As of March 31, 1998, the Company had a portfolio of marketable securities which had a fair market value of $419,217 and consisted of common stocks, preferred stocks, bonds and mutual funds. The common stocks, preferred stocks and bonds that the Company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open end stock funds which are managed by Aim, Pioneer, and Smith Barney & Co. These mutual fund investments are generally held for longer than a one year period. These securities are traded by the Company as part of its plan to provides additional cash for working capital requirements.

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

      Financing activities used cash totaling $8,560 for the three months ended March 31, 1998, which was repayment on the term note for Thermal's facilities. The Company has additional financing amounts of $325,000 available on its line of credit at March 31, 1998. The line of credit has been used principally to finance accounts receivable and inventory purchases.

      ASSET MANAGEMENT

      The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $1,097,703 and $2,461,970 at March 31, 1997 and 1998, respectively. The number of days' sales outstanding in trade accounts receivable was 67 days and 85 days, respectively. Bad debt expenses have been insignificant for each of these periods.

PART II     OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

      On March 25, 1998, the Company issued 300,000 of its Common stock, $.001 par value, in connection with the acquisition of Constant Power Manufacturing Incorporated (CPM), in a stock purchase. These shares are restricted and can be put back to the Company for $1.00 per share. The stock was valued at the estimated fair value of the net assets received in the purchase transaction.

ITEM 5.     OTHER INFORMATION

      The Company consolidated the operations and existing personnel of CPM into its existing production and office facilities. The acquisition has been accounted for on the purchase method of accounting. No goodwill arose as a result of this transaction.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           a.       None

           b. Form 8-K filed on April 29, 1998 relating to the acquisition of Constant Power Manufacturing, Inc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INDUSTRIAL DATA SYSTEMS CORPORATION




Dated: May 15, 1998                       By:   /S/  HULDA L. COSKEY
                                          Hulda L. Coskey, Vice President
                                          and Chief Financial Officer