Form 10QSB
period 1998-06-30
INDUSTRIAL DATA SYSTEMS CORP
filed 1998-08-14
CIK 933738

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     (MARK ONE)

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
 ---   EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 TRANSITION REPORT

 ---   PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934



                     FOR THE TRANSITION PERIOD FROM TO ___________

                        COMMISSION FILE NUMBER: 000-22061

                       INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

               NEVADA                                        88-0322261
        ---------------------                          -----------------------
          (State or, other                                (I.R.S.Employer
          Jurisdiction of                              Identification Number)
           corporation or
           organization)

         600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS    77073-6013
        ------------------------------------------------------------------------
              (Address of Principal Executive Offices)            (Zip Code)

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
                                                        YES  X    NO __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 Par Value                                 13,023,718
                                              --------------------------
                                              (Shares outstanding as of June 30,
                                              1998)

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          NUMBER
                                                                          ------

PART 1            FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets at June 30, 1998 and
               December 31, 1997...............................................3

            Condensed Consolidated Statements of Operations for the
            Three Months ended June 30, 1998 and June 30, 1997 ................4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months ended June 30, 1998 and June 30, 1997 ................5

            Notes to Condensed Consolidated Financial Statements...............6

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..............................................7

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES.............................................11

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................13

            Signature ........................................................14

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        FOR YEAR ENDED DECEMBER 31, 1997
                     AND FOR SIX MONTHS ENDED JUNE 30, 1998

                                                      June 30, 1998  December 31, 1997
                                                      -------------  -----------------
                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ......................   $   578,964    $    77,684
    Mutual funds ...................................       184,432        380,017
                                                       -----------    -----------
                                                           763,396        457,701

Marketable securities:
    Trading ........................................       590,087        375,045

Accounts receivable - trade, less allowance
    for doubtful accounts of Approximately $11,000
    and $16,000 in 1997 and 1998, respectively .....     2,066,328      2,268,864
Inventory ..........................................     1,310,274        884,342
Note receivable from stockholder ...................       200,000        200,000
Advances to affiliate ..............................             0          5,546
Prepaid assets and deferred costs ..................       493,689         66,152
                                                       -----------    -----------
                                                       -----------    -----------
         Total current assets ......................   $ 5,423,773    $ 4,257,650
                                                       -----------    -----------

Property and Equipment, net ........................     1,049,997      1,044,381

Other Assets .......................................         8,349          6,228
Goodwill ...........................................        59,841         59,841
                                                       -----------    -----------
                                                       ===========    ===========
         Total assets ..............................   $ 6,541,960    $ 5,368,100
                                                       ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank ...............................   $   475,000    $   425,000
Current portion - Note payable to bank, term .......        17,121         34,242
Accounts payable ...................................       444,012        697,255
Income taxes payable ...............................       266,667         79,698
Accrued expenses and other current liabilities .....       259,135        230,896
                                                       -----------    -----------
                                                       -----------    -----------
         Total current liabilities .................   $ 1,461,935    $ 1,467,091
                                                       -----------    -----------

Note payable to bank, term .........................       420,671        420,671
DEFERRED INCOME TAX ................................        34,010         41,334

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 75,000,000 shares
    authorized; 13,023,718 shares issued in 1998, ..        13,024         12,724
    12,723,718 shares issued in 1997
Additional paid-in capital .........................     2,879,682      2,216,713
Retained earnings ..................................     1,747,961      1,224,890
                                                       -----------    -----------
                                                         4,640,667      3,454,327
Treasury stock .....................................       (15,323)       (15,323)
                                                       -----------    -----------
         Total stockholders' equity ................   $ 4,625,344    $ 3,439,004
                                                       -----------    -----------

         Total liabilities and stockholders' equity    $ 6,541,960    $ 5,368,100
                                                       ===========    ===========

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                          AND JUNE 30, 1998 (UNAUDITED)


                                                   Six Months ended  Six Months ended
                                                     June 30, 1998    June 30, 1997
                                                       (unaudited)     (unaudited)
                                                      ------------    ------------
OPERATING REVENUES:
    Product sales .................................   $    959,704    $    310,249
    Consulting sales ..............................      2,060,900         909,407
    Thermal sales .................................      2,055,438         242,785
    Constant Power sales ..........................        764,108               0
                                                      ------------    ------------
                                                      $  5,840,150    $  1,462,441

COST OF REVENUES:
    Product .......................................        745,445         233,856
    Consulting ....................................      1,470,609         631,178
    Thermal .......................................      1,487,387         162,690
    Constant Power ................................        508,002               0
                                                      ------------    ------------
                                                      $  4,211,443    $  1,027,724
                                                      ------------    ------------

    GROSS PROFIT ..................................      1,628,707         434,717

Selling, general and administrative ...............        915,100         305,900
Depreciation ......................................         54,881          22,794

OTHER INCOME (EXPENSE)
    Realized gains on marketable securities .......         43,151          55,497
    Other income ..................................             37          15,460
    Unrealized gain (loss) on marketable securities        (21,741)        (51,377)
    Interest income, net ..........................        (37,615)        (20,152)
    Thermal expense ...............................              0         (22,723)
                                                      ------------    ------------

INCOME BEFORE TAXES ...............................   $    642,558    $     82,728

TAX PROVISION .....................................        237,985          28,335
                                                      ------------    ------------

NET INCOME ........................................   $    404,573    $     54,393
                                                      ============    ============

BASIC EARNINGS PER COMMON SHARE ...................   $      0.031    $      0.004
                                                      ============    ============

DILUTED EARNINGS PER COMMON SHARE .................   $      0.031    $      0.004
                                                      ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..     13,023,718      12,926,858
                                                      ============    ============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      13,023,718      12,926,858
                                                      ============    ============

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                        (unaudited)
                                                                    1998           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income ..................................................   $   404,573    $   241,559
Changes in working capital, net of Thermal and Constant Power
   Manufacturing acquisitions ...............................       144,058       (796,462)
                                                                -----------    -----------

Net cash provided (used) by operating activities: ...........   $   548,631    $  (554,903)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Thermal .........................................             0       (212,000)
Advances on note receivable from stockholder ................             0        (50,000)
Property and equipment acquired .............................       (60,773)      (547,181)
Purchase of investments .....................................      (215,042)      (500,000)
Other assets acquired .......................................             0        (12,040)
                                                                -----------    -----------

Net cash used by investing activities .......................   $  (275,815)   $(1,321,221)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Long term mortgage on land and buildings ....................       (17,121)       429,661
Repayment on notes payable, net .............................             0       (300,000)
Proceeds from issuance of common stock, net .................             0        799,999
Sale of Treasury Stock ......................................             0         29,000
Borrowings from bank ........................................        50,000        450,000
                                                                -----------    -----------

Net cash provided by financing activities ...................   $    32,879    $ 1,408,660
                                                                -----------    -----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS .......   $   305,695    $  (467,464)

CASH AND CASH EQUIVALENTS, at beginning of period ...........   $   457,701    $   975,100
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, at end of period .................   $   763,396    $   507,636
                                                                ===========    ===========

* Non-cash Transactions:
     Issuance of common stock for acquisitions ..............   $   663,269    $   387,000

               INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for all periods ended June 30, 1998 and 1997. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles', have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1997 and 1996, which are included in the Company's annual report on Form 10-KSB/A. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


2.   NOTE RECEIVABLE FROM STOCKHOLDER:

     At June 30, 1998, The Company had notes receivable due from a stockholder in the amount of $200,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the note is due annually.


3.   STOCKHOLDERS' EQUITY:

     There was no issuance or retirement of the Company's Common stock during the quarter ended June 30, 1998.


4.   ACQUISITION:

     In March 1998, the Company acquired Constant Power Manufacturing Incorporated, (CPM) in a stock purchase. The Company issued 300,000 shares of the Company's common stock, which may be put back to the Company for $1 per share at the option of the holder.

     The following is the computation recorded in connection with the acquisition of CPM:

      Purchase price                                         $ 663,269
      Fair value of net assets of  CPM acquired               (663,269)
                                                             ---------
                                                             $    -

     The accounts of CPM are reflected in the condensed consolidated balance sheets as of June 30, 1998. The shares of common stock issued by the Company have been reflected as issued and outstanding.

     The following table reflects pro forma information as if this transaction had occurred at the beginning of each of the periods presented, (in 000's except per share data):

                                   FOR THE SIX MONTHS   FOR THE SIX MONTHS
                                   ------------------   ------------------
                                    ENDED JUNE 30,       ENDED JUNE 30,
                                    --------------       --------------
                                          1998                 1997
                                          ----                 ----

Total Revenue ....................       $6,758             $6,699
Net Income .......................          523                635
Income per Share .................          .04                .05

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included elsewhere in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

OVERVIEW

      The Company has been in business since 1985 engaging in providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from this segment. In October 1997, the engineering consulting segment, which had previously operated as Industrial Data Systems, Inc. dba IDS Engineering, was incorporated as a Texas corporation under the name of IDS Engineering, Inc. (IED). The Company introduced its computer product segment in 1989 to provide industrial grade portable and rack mounted computers for commercial use. This segment operated as a Texas corporation under the name of Industrial Data Systems, Inc. (IPD). The IPD segment has generated sales as a percent of total revenue of 14.2% and 19.2%, for the six months ended June 30, 1998 and 1997, respectively, while the IED segment has generated sales as a percent of total revenue of 30.5% and 46.7% for the same periods. In 1997, the Company acquired the Thermal segment, which fabricates air handling equipment for commercial heating ventilation and cooling systems. The Thermal segment has generated sales as a percent of total revenue of 30.4% and 34.1% for the six months ended June 30, 1998 and 1997, respectively. In March 1998, the Company acquired the Constant Power Manufacturing, Inc. (CPM) segment, which manufactures industrial grade battery backup systems and battery chargers. The CPM segment has generated sales as a percent of total revenue of 24.9% for the three months ended June 30, 1998.

      The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 22.3% and 24.4% for the six months ended June 30, 1998 and 1997, respectively. This decrease is attributable to the overall decline in IPD sales coupled with a relative fixed production overhead. The gross margin for pipeline engineering services, which reflects direct labor costs, has decreased slightly to 28.6% in 1998 from 29.0% for the same period in 1997. Thermal's gross margin was 27.6% and 25.5% for the six months ended June 30, 1998 and 1997, respectively. This increase was attributable to the overall increase in sales volume from 1997 to 1998. Constant Power generated a gross margin of 33.5% for the three months ended June 30, 1998. The overall gross margin for Industrial Data Systems Corporation, which includes product sales, pipeline consulting services and Thermal for the six months ended June 30, 1998 and for Constant Power for three months ended June 30, 1998 was 27.9%. The overall gross margin for the Company for the same period in 1997 was 26.9%. Gross margin for 1997 does not include any contribution from Constant Power.

      RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                                     Quarter Ended June 30                       Six Months Ended June 30

                                            1998                     1997                  1998                    1997
                                           Amount         %         Amount        %        Amount        %         Amount        %
                                       ----------------------   ---------------------  ----------------------  ---------------------
REVENUE:
      Computer Products ............   $   309,023    $  9.63       515,095     18.10  $   959,704      16.43  $   825,344     19.16
      Consulting Services ..........     1,012,285      31.55     1,103,671     38.79    2,060,900      35.29    2,013,078     46.73
      Thermal ......................     1,123,146      35.00     1,226,659     43.11    2,055,438      35.19    1,469,444     34.11
      Constant Power ...............       764,108      23.81             0      0.00      764,108      13.08            0      0.00
                Total Revenue ......   $ 3,208,562     100.00   $ 2,845,425    100.00  $ 5,840,150     100.00  $ 4,307,866    100.00

Gross Profit:
      Computer Porducts ............   $    24,939       0.78   $   125,345      4.41  $   214,259       3.67  $   201,738      4.68
      Consulting Services ..........       344,006      10.72       305,750     10.75      590,291      10.11      583,979     13.56
      Thermal ......................       375,308      11.70       294,024     10.33      568,051       9.73      374,119      8.68
      Constant Power ...............       256,106       7.98             0      0.00      256,106       4.39            0      0.00
              Total Gross Profit ...   $ 1,000,360      31.18   $   725,119     25.48  $ 1,628,707      27.89  $ 1,159,836     26.92

Selling, General and
Administrative Expense .............       487,982      15.21       413,685     14.54      915,100      15.67      719,585     16.70

Depreciation .......................        25,029       0.78        33,425      1.17       54,881       0.94       56,219      1.31

Operating Income ...................   $   487,348      15.19   $   278,009      9.77  $   658,726      11.28  $   384,032      8.91

Other Income (Expense) .............       (16,336)     -0.51        12,856      0.45      (16,168)     -0.28      (10,439)    -0.24

Income Before Provision
for Income Taxes ...................   $   471,012      14.68   $   290,865     10.22  $   642,558      11.00  $   373,593      8.67

Provision for Income Taxes .........       255,973       7.98       103,699      3.64      237,985       4.07      132,034      3.06

Net Income After Income
Taxes ..............................   $   215,039       6.70   $   187,166      6.58  $   404,573       6.93  $   241,559      5.61


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      TOTAL REVENUE. Total revenue increased by $363,137 or 12.8% from $2,845,425 for the three months ended June 30, 1997, compared to $3,208,562 in 1998. Revenue from the IPD, which comprised 9.6% of total revenue for the three months ended June 30, 1998, decreased by $206,072 or 40.0%. The decrease in IPD revenue was attributable to a reduction in sales due to the timing of orders between the periods. Revenue from the IED, which comprised 31.6% of total revenue for the three months ended June 30, 1998, decreased by $91,387 or 8.3%. Revenue from Thermal, which comprised 35.0% of total revenue for the three months ended June 30, 1998, decreased by $103,513 or 8.4%. Revenue from CPM which accounted for 23.8% of total revenue for the three months ended June 30, 1998, was $764,108.

      GROSS PROFIT. Gross profit increased by $275,241 or 38.0% from $725,119 for the three months ended June 30, 1997 to $1,000,360 for the same period in 1998. The gross margin as a percentage of total revenues increased from 25.5% for the period ended June 30, 1997 to 31.2% for the same period in 1998. The increase was attributable to an increase in gross margin for the IED and Thermal segments and the addition of CPM during the three months ended June 30, 1998. The gross margin for the IPD decreased from 24.3% for the period ended June 30, 1997 to 8.1% for the same period in 1998. This decrease was attributable to a reduction in sales revenue coupled with relative fixed production costs. The gross margin for the IED increased from 27.7% for the period ended June 30, 1997 to 34.0% for the same period in 1998. This increase was due to securing jobs that generate higher billing rates. The gross margin for Thermal increased from 24.0% for the period ended June 30, 1997 to 33.4% for the same period in 1998. This increase was attributable to cost reduction measures implemented during the 1998 period.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $74,297 or 18.0% from $413,685 for the three months ended June 30, 1997 compared to $487,982 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses increased from 14.5% for the three months ended June 30, 1997 to 15.2% for the same period in 1998. The increase was primarily attributable to the acquisition of Constant Power and the consolidation of its personnel and operations into existing office and production facilities.

      OPERATING INCOME. Operating income increased by $209,339 or 75.3% from $278,009 for the three months ended June 30, 1997, compared to $487,348 for the same period in 1998. Operating income increased as a percentage of total revenue from 9.8% for the three months ended June 30, 1997 to 15.2% for the same period in 1998. The increase in operating income was a result of an increase in overall gross margin.

      OTHER INCOME (EXPENSE). Other expense increased by $29,192 or 227.1% from $12,856 for the three months ended June 30, 1997 to ($16,336) for the same period in 1998. This increase was due to a reduction in gains from marketable securities and an increase in interest expense generated from utilization of line of credit funds.

      NET INCOME. Net income after taxes increased by $27,873 or 14.9% from $187,166 for the three months ended June 30, 1997 to $215,039 for the same period in 1998. Net income after taxes increased as a percentage of total revenue from 6.6% for the three months ended June 30, 1997 to 6.7% for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

FINANCIAL DATA REFLECTED FOR THE SIX MONTHS ENDED JUNE 30, 1997 INCLUDES ONLY THE FOUR MONTHS (MARCH - JUNE) FOR THERMAL'S OPERATIONS SINCE THE ACQUISITION IN LATE FEBRUARY, 1997 AND DOES NOT REFLECT ANY CONTRIBUTION FROM CONSTANT POWER FOR THE SAME PERIOD. FINANCIAL DATA REFLECTED FOR THE SIX MONTHS ENDED JUNE 30, 1998 INCLUDES ONLY THREE MONTHS (APRIL - JUNE) FOR CONSTANT POWER'S OPERATIONS.

      TOTAL REVENUE. Total revenue increased by $1,532,284 or 35.6% from $4,307,866 for the six months ended June 30, 1997, compared to $5,840,150 in 1998. Revenue from the IPD, which comprised 19.2% of total revenue for the six months ended June 30, 1997, increased by $134,360 or 16.3%. The increase in IPD revenue was generated because the revenue generated in the 1997 period was abnormally low.

Revenue from the IED which comprised 46.7% of total revenue for the six months ended June 30, 1997 increased by $47,822 or 2.4% from $2,013,078 in 1997 to
$2,060,900 for the same period in 1998. The slight increase in IED revenue was due to an expansion in the scope of work performed for established clients.

Revenue from Thermal was $1,469,444 or 34.1 % of total revenue for the four months (March - June), following the recent acquisition. Revenue from Thermal was $2,055,438 or 35.2% of total revenue for the six months ended June 30, 1998. This increase is primarily attributable to the 1998 numbers including a full six months.

      GROSS PROFIT. Gross profit increased by $468,871 or 40.4% from $1,159,837 for the six months ended June 30, 1997 to $1,628,708 for the same period in 1998. The gross margin for the IPD decreased from 24.4 % in the six months ended June 30, 1997 to 22.3% for the same period in 1998. This decrease in IPD gross margins was primarily due to an increase in production costs coupled with relatively stable sales prices. The gross margin for the IED decreased from 29.0% for the period ended June 30, 1997 to 28.6% for the same period in 1998. Thermal's gross margin increased from 25.5% for the four month period (March -June) 1997 to 27.6% for the six months ended June 30, 1998. This is attributable to the difference in the length of the period.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $195,515 or 27.2% from $719,585 for the six months ended June 30, 1997 compared to $915,100 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses decreased from 16.7% for the six months ended June 30, 1997 to 15.7% for the same period in 1998. This percentage decrease was primarily attributable to overall increases in selling, general and administrative expenses which were offset by greater increases in revenue.

      OPERATING INCOME. Operating income increased by $274,694 or 71.5% from $384,032 for the six months ended June 30, 1997, compared to $658,727 for the same period in 1998. Operating income increased as a percentage of total revenue from 8.9% for the six months ended June 30, 1997 to 11.3% for the same period in 1998. The increase in operating income was a result of increased revenues, improved gross profit and reduced selling, general and administrative expenses as a percent of total revenue.

      OTHER INCOME (EXPENSE). Other expense increased by $5,729 or 54.9% from $10,439 for the six months ended June 30, 1997 to $16,168 for the same period in 1998. This increase was due to additional interest expense due to higher utilization of the Company's line of credit and expenses associated with the acquisition of Thermal and Constant Power. This increase was also due in part to the Company having less realized gains on its marketable securities in the 1998 period as compared to the 1997 period to offset other expense.

      NET INCOME. Net income before taxes increased by $268,965 or 72.0% from $373,594 for the six months ended June 30, 1997 to $642,559 for the same period in 1998. Net income after taxes increased by $163,014 or 67.5% from $241,560 for the six months ended June 30, 1997 to $404,573 for the same period in 1998. Net income after taxes increased as a percentage of total revenue from 5.6% for the six months ended June 30, 1997 to 6.9% for the same period in 1998 due to higher margins and reduced selling, general and administrative expenses as a percent of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of June 30, 1998, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The

Company had, as of June 30, 1998, $675,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $1,150,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 30, 1999. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has consolidated its line of credit into one line for all subsidiaries. This consolidation and renewal of its line of credit was effective June 30, 1998.

       The Company's working capital was $1,994,467 and $3,487,506 at December 31, 1997 and June 30, 1998, respectively.


      CASH FLOW

      Operating activities used net cash totaling $554,903 for the six months ended June 30, 1997 and generated $531,510 for the six months ended June 30, 1998. The Company did not generate significant cash flow from operating activities for the six months ended June 30, 1997, due to the working capital requirements resulting from the rapid growth of the Company. Trade accounts receivable decreased $202,536 since December 31, 1997. Inventory increased by $425,932 for the same period.

      Investing activities used cash totaling, $1,321,221 for the three months ended June 30, 1997 and used cash totaling $275,815 for the same period in 1998. The Company's investing activities that used cash during the period ended June 30, 1997 was primarily related to the purchase of Thermal and its facilities.

      As of June 30, 1998, the Company had a portfolio of marketable securities which had a fair market value of $590,087 and consisted of common stocks, bonds and mutual funds. The common stocks, and bonds that the Company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open-end stock funds which are managed by Smith Barney & Co. These mutual fund investments are generally held for longer than a one-year period. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

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

      Financing activities provided cash totaling $32,879 for the six months ended June 30, 1998, which was utilization of line of credit and repayment on the term note for Thermal's facilities. The Company has additional financing amounts of $675,000 available on its line of credit at June 30, 1998. The line of credit has been used principally to finance accounts receivable and inventory purchases.

      ASSET MANAGEMENT

      The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $1,717,951and $2,066,328 at June 30, 1997 and 1998, respectively. The number of days' sales outstanding in trade accounts receivable was 85 days and 64 days, respectively. Bad debt expenses have been insignificant for each of these periods.


PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

      Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

      Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Shareholders of the Company was held on June 8, 1998 at 2:00 p.m. at the corporate offices of the Company in Houston, Texas. A total of 12,302,357 shares of common stock, which is 94.5% of the shares outstanding on April 20, 1998 were represented at the meeting, either in person or by proxy. Three proposals were approved by the shareholders with the vote tabulations noted as follows:

  1. The following directors were elected to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

  DIRECTORS:                   FOR                AGAINST              ABSTAIN
                               ---                -------              -------
  William A. Coskey,       12,301,857                0                     500
  P.E.
  Hulda L. Coskey          12,301,857                0                     500
  David W. Gent, P.E.      12,297,857                0                   4,500
  Rex S. Zerger            12,297,857                0                   4,500
  Gordon R. Wingate        12,297,857                0                   4,500

  2. Ratification of the appointment of Hein + Associates, LLP as the Company's independent auditors.

                               FOR                AGAINST              ABSTAIN
                               ---                -------              -------
                           12,297,847              1,000                 3,510


  3. The Industrial Data Systems Corporation 1998 Incentive Plan, adopted by the Board of Directors on April 30, 1998 was approved.

                               FOR                AGAINST              ABSTAIN
                               ---                -------              -------
                           10,267,577              6,600                   510

      These were all the matters submitted to the Shareholders at the Annual Meeting of the Shareholders.

ITEM 5.           OTHER INFORMATION

      On May 7, 1998, the Company filed an application for the listing of its securities with the American Stock Exchange. The application was approved by the American Stock Exchange on June 8, 1998. Trading of the Company's stock on the American Stock Exchange commenced on June 16, 1998 under the symbol IDS. Prior to this time, the Company's stock had been traded under the ticker symbol IDDS on the OTC Electronic Bulletin Board. In conjunction with this transaction, a Form 8-A for registration of certain classes of securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 was filed with the SEC on June 11, 1998.

      In compliance with Rule 891 Qualified Transfer Agents of the American Stock Exchange requirements, the Company terminated its Transfer Agent, Pacific Stock Transfer Company and appointed Harris Trust and Savings Bank, to serve as its Transfer Agent and Registrar effective June 1, 1998. In conjunction with this transaction, a Form 8-A for registration of certain classes of securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 was filed with the SEC on June 11, 1998.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           a.       Exhibits
                     Exhibit 27     Financial Data Schedule

           b.       Form 8-K
                     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INDUSTRIAL DATA SYSTEMS CORPORATION

Dated: August 14, 1998                    By: /s/ HULDA L. COSKEY
                                              --------------------------
                                          Hulda L. Coskey, Chief Financial
                                          Officer,
                                          Secretary and Treasurer