Form 10QSB/A
period 1998-06-30
INDUSTRIAL DATA SYSTEMS CORP
filed 1998-09-14
CIK 933738

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

     (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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
                                                        YES  X    NO __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 Par Value                          13,023,718
                                        (Shares outstanding as of June 30, 1998)

                         QUARTERLY REPORT ON FORM 10-QSB/A
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART 1            FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets at June 30, 1998 and
               December 31, 1997...............................................3

            Condensed Consolidated Statement of Income for the Three Months and
            Six Months ended June 30, 1998 and June 30, 1997 ..................4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months ended June 30, 1998 and June 30, 1997 ................5

            Notes to Condensed Consolidated Financial Statements...............6

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..............................................7

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.................................................12

ITEM 2.     CHANGES IN SECURITIES.............................................12

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES ..................................12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

ITEM 5.     OTHER INFORMATION.................................................13

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................13

            Signature ........................................................14

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        FOR YEAR ENDED DECEMBER 31, 1997
                     AND FOR SIX MONTHS ENDED JUNE 30, 1998

                                                      June 30, 1998  December 31, 1997
                                                      -------------  -----------------
                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ......................   $   578,964    $         77,684
    Mutual funds ...................................       184,432             380,017
                                                      -------------  -----------------
                                                           763,396             457,701

Marketable securities:
    Trading ........................................       590,087             375,045

Accounts receivable - trade, less allowance
    for doubtful accounts of Approximately $11,000
    and $16,000 in 1997 and 1998, respectively .....     2,066,328           2,268,864
Inventory ..........................................     1,310,274             884,342
Note receivable from stockholder ...................       200,000             200,000
Advances to affiliate ..............................             0               5,546
Prepaid assets and deferred costs ..................       493,689              66,152
                                                      -------------  -----------------
         Total current assets ......................   $ 5,423,773   $       4,257,650
                                                      -------------  -----------------
Property and Equipment, net ........................     1,049,997           1,044,381

Other Assets .......................................         8,349               6,228
Goodwill ...........................................        59,841              59,841
                                                      =============  =================
         Total assets ..............................   $ 6,541,960   $       5,368,100
                                                      =============  =================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank ...............................   $   475,000   $         425,000
Current portion - Note payable to bank, term .......        17,121              34,242
Accounts payable ...................................       444,012             697,255
Income taxes payable ...............................       266,667              79,698
Accrued expenses and other current liabilities .....       259,135             230,896
                                                      -------------  -----------------
         Total current liabilities .................   $ 1,461,935   $       1,467,091
                                                      -------------  -----------------
Note payable to bank, term .........................       420,671             420,671
DEFERRED INCOME TAX ................................        34,010              41,334

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 75,000,000 shares
    authorized; 13,023,718 shares issued in 1998, ..        13,024              12,724
    12,723,718 shares issued in 1997
Additional paid-in capital .........................     2,879,682           2,216,713
Retained earnings ..................................     1,747,961           1,224,890
                                                      -------------  -----------------
                                                         4,640,667           3,454,327
Treasury stock .....................................       (15,323)            (15,323)
                                                      -------------  -----------------
         Total stockholders' equity ................   $ 4,625,344   $       3,439,004
                                                      -------------  -----------------
         Total liabilities and stockholders' equity    $ 6,541,960   $       5,368,100
                                                      =============  =================

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                           Three Months Ended June 30        Six Months ended June 30
                                                          June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                                          -------------   -------------   -------------   -------------
OPERATING REVENUES:
    Product sales .....................................   $    309,023    $    515,095    $    959,704    $    825,344
    Consulting sales ..................................      1,012,285       1,103,671       2,060,900       2,013,078
    Thermal sales .....................................      1,123,146       1,226,659       2,055,438       1,469,444
    Constant Power sales ..............................        764,108               0         764,108               0
                                                          ------------    ------------    ------------    ------------
                                                          $  3,208,562    $  2,845,425    $  5,840,150       4,307,866

COST OF REVENUES:
    Product ...........................................        284,084         389,750         745,445         623,606
    Consulting ........................................        668,280         797,921       1,470,609       1,149,099
    Thermal ...........................................        747,837         932,635       1,487,387       1,095,325
    Constant Power ....................................        508,002               0         508,002               0
                                                          ------------    ------------    ------------    ------------
                                                             2,208,203       2,120,306    $  4,211,443       3,148,030
                                                          ------------    ------------    ------------    ------------
    GROSS PROFIT ......................................      1,000,359         750,119       1,628,707       1,159,836

Selling, general and administrative ...................        487,982         413,685         915,100         719,585
Depreciation ..........................................         25,029          33,425          54,881          56,219

OTHER INCOME (EXPENSE)
    Realized gains on marketable securities ...........        (19,213)         20,539          43,151          76,036
    Other income ......................................         20,907          19,137              37          34,597
    Unrealized gain (loss) on marketable securities ...              9          17,730         (21,741)        (33,647)
    Interest income, net ..............................        (18,040)        (19,243)        (37,615)        (39,395)
    Thermal expense ...................................              0         (25,307)              0         (48,030)
                                                          ------------    ------------    ------------    ------------
INCOME BEFORE TAXES ...................................   $    471,011    $    290,865    $    642,558    $    373,593

TAX PROVISION .........................................        255,973         103,699         237,985         132,034
                                                          ------------    ------------    ------------    ------------
NET INCOME ............................................   $    215,038    $    187,166    $    404,573         241,559
                                                          ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE .......................   $      0.017    $      0.015    $      0.031           0.019
                                                          ============    ============    ============    ============
DILUTED EARNINGS PER COMMON SHARE .....................   $      0.017    $      0.015    $      0.031           0.019
                                                          ============    ============    ============    ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ......     13,023,718      12,723,718      13,023,718      12,713,728
                                                          ============    ============    ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....     13,023,718      12,723,718      13,023,718      12,713,728
                                                          ============    ============    ============    ============

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

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

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

      ASSET MANAGEMENT

      The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $1,717,951 and $2,066,328 at June 30, 1997 and 1998, respectively. The number of days' sales outstanding in trade accounts receivable was 85 days and 64 days, respectively. Bad debt expenses have been insignificant for each of these periods.


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