Form 10QSB
period 1998-09-30
INDUSTRIAL DATA SYSTEMS CORP
filed 1998-11-13
CIK 933738

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

     (MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
___  SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___  SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ____________ TO  ___________

                      COMMISSION FILE NUMBER: 000-22061

                     INDUSTRIAL DATA SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


                NEVADA                                      88-0322261
---------------------------------------           -----------------------------
   (State or, other Jurisdiction of                     (I.R.S. Employer
       corporation or organization)                   Identification Number)

    600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS         77073-6013
-------------------------------------------------------------------------------
           (Address of Principal Executive Offices)               (Zip Code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (281) 821-3200


    Check whether the issuer (1) has filed all reports required to be filed by Section 1.3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES   X   NO
                                            ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 Par Value                        13,023,718
                                   ---------------------------------------------
                                   (Shares outstanding as of September 30, 1998)

                       QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          NUMBER
                                                                          ------
PART 1    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at September 30, 1998
          and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . 1

          Condensed Consolidated Statements of Income for the Three Months
          ended September 30, 1998 and September 30, 1997 and the Nine
          Months ended September 30, 1998 and September 30, 1997. . . . . . 2

          Condensed Consolidated Statements of Cash Flows for the Nine Months
          ended September 30, 1998 and September 30, 1997 . . . . . . . . . 3

          Notes to Condensed Consolidated Financial Statements. . . . . . . 4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .5

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . 11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . 11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . 11

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 12

          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        FOR YEAR ENDED DECEMBER 31, 1997
                  AND FOR NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                     September 30, 1998  Dec. 31, 1997
                                                                                     ------------------  -------------
                                                                                                           (audited)
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                          $   795,451      $    77,648
      Mutual Funds                                                                            57,598          380,017
                                                                                         -----------      -----------
                                                                                         $   853,049      $   457,665
Marketable securities:
      Trading                                                                                645,632          375,045

Accounts receivable - trade, less allowance for doubtful account of
  approximately $11,000 and $20,000 in 1997 and 1998, respectively                         2,454,210        2,268,864
Inventory                                                                                  1,265,534          884,342
Note receivable from stockholder                                                             200,000          200,000
Advances to affiliate                                                                              0            5,546
Prepaid assets and deferred costs                                                            336,086           66,152
                                                                                         -----------      -----------
      Total current assets                                                               $ 5,754,511      $ 4,257,650
                                                                                         -----------      -----------

Property and Equipment, net                                                                1,041,362        1,044,381
Other Assets                                                                                  20,932           59,841
Goodwill                                                                                      59,842           59,842
                                                                                         -----------      -----------
      Total assets                                                                       $ 6,876,647      $ 5,368,100
                                                                                         -----------      -----------
                                                                                         -----------      -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable to bank                                                                     $   375,000      $   425,000
Current portion - Note payable to bank, term                                                   4,229           34,242
Note Payable - Insurance                                                                      62,737                0
Accounts payable                                                                             808,563          697,255
Income taxes payable                                                                         354,946           79,698
Accrued expenses and other current liabilities                                               288,754          230,896
                                                                                         -----------      -----------
      Total current liabilities                                                          $ 1,894,229      $ 1,467,091
                                                                                         -----------      -----------

Note payable to bank, term                                                               $   420,671      $   420,671

DEFERRED INCOME TAX                                                                           34,010           41,334

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized; 13,023,718 shares
issued in 1998, 12,723,718 shares issued in 1997                                         $    13,024      $    12,724
Additional paid-in capital                                                                 2,190,179        2,216,713
Retained earnings                                                                          2,339,857        1,224,890
                                                                                         -----------      -----------
                                                                                         $ 4,543,060      $ 3,454,327
Treasury stock                                                                               (15,323)         (15,323)
                                                                                         -----------      -----------

      Total stockholders equity                                                          $ 4,527,737      $ 3,439,004
                                                                                         -----------      -----------

      Total liabilities and stockholders' equity                                         $ 6,876,647      $ 5,368,100
                                                                                         -----------      -----------
                                                                                         -----------      -----------

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)

                                                        Three Months Ended                Nine Months Ended
                                                  ------------------------------   -----------------------------
                                                  Sept. 30, 1998  Sept. 30, 1997   Sept 30, 1998  Sept. 30, 1997
                                                  --------------  --------------   -------------  --------------
OPERATING  REVENUES:

    Product sales                                  $    364,471    $    515,095    $  1,324,175    $    825,344
    Consulting sales                                  1,132,930       1,103,671       3,193,829       2,013,078
    Thermal sales                                       697,288       1,226,659       2,752,726       1,469,444
    Constant Power Sales                              1,432,343               0       3,114,635               0
                                                   ------------    ------------    ------------    ------------
                                                   $  3,627,032    $  2,845,425    $ 10,385,365    $  4,307,866

COST OF REVENUES:
    Product                                             377,545         389,750       1,123,016         623,606
    Consulting                                          759,983         797,921       2,232,575       1,429,099
    Thermal                                             598,973         932,635       2,086,360       1,095,325
    Constant Power                                      919,377               0       1,957,814               0
                                                   ------------    ------------    ------------    ------------
                                                   $  2,655,878    $  2,120,306    $  7,399,765    $  3,148,030

         GROSS PROFIT                                   971,154         725,119       2,985,600       1,159,836

Selling, general and administrative                     616,830         413,685       1,732,676         719,585
Depreciation                                             20,566          33,425          75,447          56,219

OTHER INCOME (EXPENSE)
   Realized gains on marketable securities              120,986          20,539         164,136          76,036
   Other income                                             547          19,137           6,170          34,597
   Unrealized gain (loss) on marketable
     securities                                         (85,098)         17,730        (106,838)        (33,647)
   Interest income, net                                 (17,311)        (19,243)        (57,864)        (39,395)
   Thermal expense                                            0         (25,307)              0         (48,030)
                                                   ------------    ------------    ------------    ------------

INCOME BEFORE TAXES                                $    352,882    $    290,865    $  1,183,081    $    373,593

TAX PROVISION                                      $    144,467    $    103,699    $    453,646    $    132,034
                                                   ------------    ------------    ------------    ------------

NET INCOME                                         $    208,414    $    187,166    $    729,435    $    241,559
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------

BASIC EARNINGS PER COMMON SHARE                    $      0.016    $      0.015    $      0.056    $      0.019
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------

DILUTED EARNINGS PER COMMON SHARE                  $      0.016    $      0.015    $      0.056    $      0.019
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                     13,023,718      12,723,718      13,023,718      12,713,718
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------

DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                          13,023,718      12,723,718      13,023,718      12,713,718
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                        1998           1997
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                          $   729,435    $   241,559
Changes in working capital, net of Thermal and
  Constant Power Manufacturing acquisition              118,138       (796,462)
                                                    -----------    -----------

Net cash provided (used) by operating activities:   $   847,573    $  (554,903)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Thermal                                 $         0    $  (212,000)
Advances on note receivable from stockholder                  0        (50,000)
Property and equipment acquired                         (72,703)      (547,181)
Purchase of investments                                (270,587)      (500,000)
Other assets acquired                                         0        (12,040)
                                                    -----------    -----------

Net Cash used by investing activities               $  (343,290)   $(1,321,221)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES:

Long term mortgage on land and buildings            $   (30,013)   $   429,661
Repayment on notes payable, net                          (3,922)      (300,000)
Proceeds from issuance of common stock, net                   0        799,999
Sale of Treasury Stock                                        0         29,000
Borrowings from bank                                    (75,000)       450,000
                                                    -----------    -----------

Net cash provided by financing activities           $  (108,935)   $ 1,408,660
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                           $   395,348    $  (467,464)

CASH AND CASH EQUIVALENTS,
         at beginning of period                     $   457,701    $   975,100
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS,
         at end of period                           $   853,049    $   507,636
                                                    -----------    -----------
                                                    -----------    -----------

* Non-cash Transactions:
   Issuance of common stock for acquisitions        $   663,269    $   387,000

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for all periods ended September 30, 1998 and 1997. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1997 and 1996, which are included in the Company's annual report on Form 10-KSB/A. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.   NOTE RECEIVABLE FROM STOCKHOLDER:

     At September 30, 1998, the Company had notes receivable due from a stockholder in the amount of $200,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the note is due annually.

3.   STOCKHOLDERS' EQUITY:

     There was no issuance or retirement of the Company's Common Stock during the quarter ended September 30, 1998.

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

     The accounts of CPM are reflected in the condensed consolidated balance sheets as of September 30, 1998. The shares of common stock issued by the Company have been reflected as issued and outstanding.

The following table reflects pro forma information as if this transaction had occurred at the beginning of each of the periods presented, (in 000's except per share data):

                                FOR THE NINE         FOR THE NINE
                                MONTHS ENDED         MONTHS ENDED
                              SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                              ------------------   ------------------
         Total Revenue             $11,304               $6,699
         Net Income                    855                  635
         Income Per Share              .06                  .05

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included elsewhere in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

OVERVIEW

     The Company has been in business since 1985 engaged in providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from this segment. The Company introduced its computer product segment in 1989 to provide industrial grade computers and industrial applications for commercial use. This segment operated as a Texas corporation under the name of Industrial Data Systems, Inc. (IPD). In October 1997, the engineering consulting segment, which had previously operated as Industrial Data Systems, Inc. dba IDS Engineering, was incorporated as a Texas corporation under the name of IDS Engineering, Inc. (IED). The IPD segment has generated sales as a percent of total revenue of 12.8% and 19.2%, for the nine months ended September 30, 1998 and 1997, respectively, while the IED segment has generated sales as a percent of total revenue of 30.8% and 46.7% for the same periods. In 1997, the Company acquired the Thermal segment, which fabricates air handling equipment for commercial heating ventilation and cooling systems. The Thermal segment has generated sales as a percent of total revenue of 26.5% and 34.1% for the nine months ended September 30, 1998 and for the seven months ended September 30, 1997, respectively. In March 1998, the Company acquired the Constant Power Manufacturing, Inc. (CPM) segment, which manufactures industrial grade battery backup systems and battery chargers. The CPM segment has generated sales as a percent of total revenue of 29.9% for the six months ended September 30, 1998.

     The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 15.2% and 24.4% for the nine months ended September 30, 1998 and 1997, respectively. This decrease is attributable to the overall decline in IPD sales coupled with a relative fixed production overhead. The gross margin for pipeline engineering services, which reflects direct labor costs, has decreased slightly to 30.1% in 1998 from 29.0% for the same period in 1997. Thermal's gross margin was 24.2% and 25.5% for the nine months ended September 30, 1998 and 1997, respectively. This decrease was attributable to an increase in material costs and slightly higher production overhead from 1997 to 1998. Constant Power generated a gross margin of 37.1% for the six months ended September 30, 1998. The overall gross margin for Industrial Data Systems Corporation, which includes product sales, pipeline consulting services and Thermal for the nine months ended September 30, 1998 and for Constant Power for six months ended September 30, 1998 was 28.8%. The overall gross margin for the Company for the same period in 1997 was 26.9%. Gross margin for 1997 does not include any contribution from Constant Power.

YEAR 2000 ISSUES AND CONSEQUENCES

     The "Year 2000 Issue" has come about because many computer hardware and software components use only the last two digits to refer to a year. If not corrected, this situation could cause systems to fail or generate erroneous data. The extent of the potential impact of the Year 2000 problem is not yet identifiable or determinable.

     In 1997 the Company began a program to address its Year 2000 issues. Testing and upgrading of the Company's internal systems is underway and is projected to be completed by the end of the second quarter of 1999. The company's plan of testing compliance will continue throughout 1999. Costs to address the Year 2000 problems are estimated to be approximately $250,000, of which approximately $50,000 has been incurred. The cost is being funded from internally-generated funds and expensed as incurred.

     The Company's plan includes contacting outside vendors that are critical to its ability to provide products and services, to determine the Year 2000 readiness of these suppliers.

     The Company expects its program to identify Year 2000 issues to be adequate, but intends to develop contingency plans in the first quarter of 1999. There can be no guarantee that the Company's current efforts or its contingency plan will successfully address any contingencies that arise. In the event the Company is unsuccessful in addressing its Year 2000 issues, there could be a material adverse effect on the Company's financial condition, results of operation and liquidity.

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements, which are statements of future expectation and not facts. Actual results or developments might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in laws, regulations, regulatory policies or public policies, technological developments, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

     The following table sets for the for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each tem.

                                    Quarter Ended September 30,                    Nine Months Ended September 30
                                   1998                     1997                    1998                    1997
                            Amount          %         Amount         %        Amount         %        Amount          %
REVENUE:
Computer Products        $   364,471      10.05    $   515,095     18.10   $ 1,324,175     12.75   $   825,344      19.16
Consulting Services        1,132,930      31.24      1,103,671     38.79     3,193,829     30.75     2,013,078      46.73
Thermal                      697,288      19.22      1,226,659     43.11     2,752,726     26.51     1,469,444      34.11
Constant Power             1,432,343      39.49              0      0.00     3,114,635     29.99             0       0.00
                         -----------     ------    -----------    ------   -----------    ------   -----------     ------
   TOTAL REVENUE         $ 3,627,032     100.00    $ 2,845,425    100.00   $10,385,365    100.00   $ 4,307,866     100.00

GROSS PROFIT:
Computer Products        $   (13,074)     (0.36)   $   125,345      4.41   $   201,159      1.94   $   201,738       4.68
Consulting Services          372,947      10.28        305,750     10.75       961,254      9.26       583,979      13.56
Thermal                       98,315       2.71        294,024     10.33       666,366      6.42       374,119       8.68
Constant Power               512,966      14.14              0      0.00     1,156,821     11.14             0       0.00
                         -----------     ------    -----------    ------   -----------    ------   -----------     ------
   TOTAL GROSS PROFIT    $   971,154      26.78    $   725,119     25.48   $ 2,985,600     28.75   $ 1,159,836      26.92
                         -----------     ------    -----------    ------   -----------    ------   -----------     ------
                         -----------     ------    -----------    ------   -----------    ------   -----------     ------

Selling, General and
Administrative Expense   $   616,830      17.01        413,685     14.54     1,732,676     16.68       719,585      16.70

Depreciation                  20,566       0.57         33,425      1.17        75,447      0.73        56,219       1.31

OPERATING INCOME         $   333,758       9.20    $   278,009      9.77   $ 1,177,477     11.34   $   384,032       8.91
                         -----------     ------    -----------    ------   -----------    ------   -----------     ------
                         -----------     ------    -----------    ------   -----------    ------   -----------     ------

Other Income
  (Expense)                   19,124       0.53         12,856      0.45         5,604      0.05       (10,439)     (0.24)

INCOME BEFORE
PROVISION FOR
INCOME TAXES             $   352,882       9.73        290,865     10.22   $ 1,183,081     11.39   $   373,593       8.67

Provision for
 Income Tax                  144,467       3.98        103,699      3.64       453,646      4.37       132,034       3.06

NET INCOME
AFTER INCOME             $   208,414       5.75    $   187,166      6.58   $   729,435      7.02   $   241,559       5.61
                         -----------     ------    -----------    ------   -----------    ------   -----------     ------
                         -----------     ------    -----------    ------   -----------    ------   -----------     ------


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     TOTAL REVENUE. Total revenue increased by $781,607 or 27.5% from $2,845,425 for the three months ended September 30, 1997, compared to $3,627,032 in 1998. Revenue from the IPD, which comprised 10.1% of total revenue for the three months ended September 30, 1998, decreased by $150,624 or 29.2%. The decrease in IPD revenue was attributable to a drop in sales orders in the 1998 period. Revenue from the IED, which comprised 31.2% of total revenue for the three months ended September 30, 1998, increased by $29,259 or 2.7%. Revenue from Thermal, which comprised 19.2% of total revenue for the three months ended September 30, 1998, decreased by $529,371 or 43.2%. Thermal's third quarter 1997 revenue included some sizeable jobs that were larger than the normal scope, creating an inordinate high level of revenue for that period, this is attributable for the decrease between the 1997 and the 1998 period.

Revenue from CPM which accounted for 39.5% of total revenue for the three months ended September 30, 1998, was $1,432,343.

     GROSS PROFIT. Gross profit increased by $246,035 or 33.9% from $725,119 for the three months ended September 30, 1997 to $971,154 for the same period in 1998. The gross margin as a percentage of total revenues increased from 25.5% for the period ended September 30, 1997 to 26.8% for the same period in 1998. The increase was attributable to an increase in gross margin for the IED and Thermal segments and the addition of CPM during the three months ended September 30, 1998. The gross margin for the IPD decreased from 24.3% for the period ended September 30, 1997 to (3.6%) for the same period in 1998. This decrease was attributable to a reduction in sales revenue coupled with relative fixed production costs and adjustments for obsolete inventory. The gross margin for the IED increased from 27.7% for the period ended September 30, 1997 to 32.9% for the same period in 1998. This increase was due to securing jobs that generate higher billing rates and performing "lump-sum" jobs at reduced labor hours. The gross margin for Thermal decreased from 24.0% for the period ended September 30, 1997, to 14.1% for the same period in 1998. This decrease was attributable to an increase in material and labor cost during the 1998 period. CPM generated a gross margin of 35.8% for the period ended September 1998. There was no gross margin contribution from CPM for the 1997 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $203,145 or 49.1% from $413,685 for the three months ended September 30, 1997, compared to $616,830 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses increased from 14.5% for the three months ended September 30, 1997, to 17.0% for the same period in 1998. The increase was primarily attributable to the acquisition of Constant Power and additional costs related to personnel, office administration and commissions.

     OPERATING INCOME. Operating income increased by $55,749 or 20.1% from $278,009 for the three months ended September 30, 1997, compared to $333,758 for the same period in 1998. Operating income decreased as a percentage of total revenue from 9.8% for the three months ended September 30, 1997, to 9.2% for the same period in 1998. The decrease in operating income was a result of an increase in the selling, general and administrative expenses.

     OTHER INCOME (EXPENSE). Other income increased by $6,268 or 48.8% from $12,856 for the three months ended September 39, 1997 to $19,124 for the same period in 1998. This increase was due to gains from marketable securities.

     NET INCOME. Net income after taxes increased by $21,248 or 11.4% from $187,166 for the three months ended September 30, 1997 to $208,414 for the same period in 1998. Net income after taxes decreased as a percentage of total revenue from 6.6% for the three months ended September 30, 1997, to 5.8% for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

FINANCIAL DATA REFLECTED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 INCLUDES ONLY THE SEVEN MONTHS (MARCH - SEPTEMBER) FOR THERMAL'S OPERATIONS SINCE THE ACQUISITION IN LATE FEBRUARY, 1997 AND DOES NOT REFLECT ANY CONTRIBUTION FROM CONSTANT POWER FOR THE SAME PERIOD. FINANCIAL DATA REFLECTED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 INCLUDES ONLY SIX MONTHS (APRIL - SEPTEMBER) FOR CONSTANT POWER'S OPERATIONS.

     TOTAL REVENUE. Total revenue increased by $6,077,499 or 141.1% from $4,307,866 for the nine months ended September 30, 1997, compared to $10,385,365 in 1998. Revenue from the IPD, which comprised 19.2% of total revenue for the nine months ended September 30, 1997, increased by $498,831 or 60.4%. The attributable is due to an unusually low sales volume in the 1997 period.

Revenue from the IED which comprised 46.7% of total revenue for the nine months ended September 30, 1997 increased by $1,180,751 or 58.7% from $2,013,078 in 1997 to $3,193,829 for the same period in 1998. The increase in IED revenue was due to an expansion in the scope of work performed for established clients and additional new business.

Revenue from Thermal was $1,469,444 or 34.1 % of total revenue for the seven months (March-September), following the acquisition in 1997. Revenue from Thermal was $2,752,726 or 26.5% of total revenue for the nine months ended September 30, 1998. This decrease is due to the decline in the third quarter 1998 sales volume and to the addition of revenue of CPM to total revenue.

Revenue from CPM was $3,114,635 or 29.9% of total revenue for the six month period (April-September), following the acquisition in March 1998. There was no contribution to revenue by CPM for the nine months ended September 30, 1997.

     GROSS PROFIT. Gross profit increased by $1,825,764 or 157.4% from $1,159,837 for the nine months ended September 30, 1997 to $2,985,601 for the same period in 1998. The gross margin for the IPD decreased from 24.4% in the nine months ended September 30, 1997 to 15.2% for the same period in 1998. This decrease in IPD gross margins was primarily due to higher material and labor costs coupled with lower sales volume. The gross margin for the IED increased from 29.0% for the period ended September 30, 1997 to 30.1% for the same period in 1998. Thermal's gross margin was 25.5% for the seven months (March-September) 1997 to 24.2% for the nine months ended September 30, 1998. CPM generated a gross margin for the six months (April - September) 1998 of 37.1%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,013,091 or 140.8% from $719,585 for the nine months ended September 30, 1997 compared to $1,732,676 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses did not change from 16.7% for the nine months ended September 30, 1997 to 16.7% for the same period in 1998.

     OPERATING INCOME. Operating income increased by $793,445 or 206.6% from $384,032 for the nine months ended September 30, 1997, compared to $1,177,477 for the same period in 1998. Operating income increased as a percentage of total revenue from 8.9% for the nine months ended September 30, 1997 to 11.3% for the same period in 1998. The increase in operating income was a result of increased revenues, an overall increase in gross profit and reduced selling, general and administrative expenses as a percent of total revenue.

     OTHER INCOME (EXPENSE). Other income increased by $16,043 or 153.7% from ($10,439) for the nine months ended September 30, 1997 to $5,604 for the same period in 1998. This increase was due to the Company having realized gains on its marketable securities in the 1998 period as compared to the 1997 period.

     NET INCOME. Net income before taxes increased by $809,488 or 216.7% from $373,594 for the nine months ended September 30, 1997 to $1,183,081 for the same period in 1998. Net income after taxes increased by $487,876 or 202.0% from $241,560 for the nine months ended September 30, 1997 to $729,436 for the same period in 1998. Net income after taxes increased as a percentage of total revenue from 5.6% for the nine months ended September 30, 1997 to 7.02% for the same period in 1998 due to higher margins and reduced selling, general and administrative expenses as a percent of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of September 30, 1998, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of September 30, 1998, $800,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $1,150,000, which bears interest at prime plus 1%, is for a term of one year and matures on June 30, 1999. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has consolidated its line of credit into one line for all subsidiaries. This consolidation and renewal of its line of credit was effective September 30, 1998.

     The Company's working capital was $2,790,559 and $3,860,282 at December 31, 1997 and September 30, 1998, respectively.

     CASH FLOW

     Operating activities used net cash totaling $554,903 for the nine months ended September 30, 1997 and generated $847,573 for the nine months ended September 30, 1998. The Company did not generate significant cash flow from operating activities for the nine months ended September 30, 1997, due to the working capital requirements resulting from the rapid growth of the Company. Trade accounts receivable increased $185,346 since December 31, 1997. Inventory increased by $381,192 for the same period.

     Investing activities used cash totaling, $1,321,221 for the nine months ended September 30, 1997 and used cash totaling $343,290 for the same period in 1998. The Company's investing activities that used cash during the period ended September 30, 1997 was primarily related to the purchase of Thermal and its facilities, in 1998 the investing activities were related to the purchase of fixed assets and marketable securities.

     As of September 30, 1998, the Company had a portfolio of marketable securities which had a fair market value of $645,632 and consisted of common stocks, bonds and mutual funds. The common stocks, and bonds that the Company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open-end stock funds which are managed by Smith Barney & Co. These mutual fund investments are generally held for longer than a one-year period. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

     The marketable securities to be held to maturity are stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of stockholder's equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Marketable securities accounted for as trading securities are stated at market value, with unrealized gains and losses charged to income. William A. Coskey, the Company's President and Chief Executive Officer, is responsible for managing the Company's portfolio of marketable securities. The funds used in this portfolio were from available cash reserves.

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

     Financing activities used cash totaling $108,935 for the nine months ended September 30, 1998, which was repayment of line of credit and repayment on the term note for Thermal's facilities. The Company has additional financing amounts of $800,000 available on its line of credit at September 30, 1998. The line of credit has been used principally to finance accounts receivable and inventory purchases.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $1,975,952 and $2,454,210 at September 30, 1997 and 1998, respectively. The number of days' sales outstanding in trade accounts receivable was 51 days and 80 days, respectively. Bad debt expenses have been insignificant for each of these periods.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES

        On August 17, 1998 a Form 4 was filed with the Securities and Exchange Commission reflecting the sale of 9,800 shares of Common Stock which had been held in a custodial account for the benefit of minor children of William A. Coskey, President and CEO of Industrial Data Systems Corporation.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

     On August 31, 1998, the Company accepted the resignation of its director, Mr. Rex Zerger. Mr. Zerger had also served as Vice President of
Sales and Marketing.   Mr. Ken Hedrick was immediately appointed by the Board
as an interim director to replace Mr. Zerger until the next annual meeting of shareholders.

     On September 9, 1998, the Company signed an agreement with Houston-based Hunt Patton & Brazeal to serve as intermediaries and acquisition consultants for the Company. Hunt Patton & Brazeal will work with the Company to expedite its merger and acquisition goals as well as long term strategic planning. The primary acquisition focus will be on organizations that are complimentary to the Company's areas of strength and expertise; particularly, the manufacturing, automation and computer systems integration sectors.

     On October 9, 1998, the Company signed a Letter of Intent to acquire MLC Enterprises, Inc. (MLC). MLC is a Houston-based company, which primarily does business under its division name: Marine and Industrial Fire Safety
(MIFS). Stipulated in the letter of intent, IDS will exchange 50,000 shares of the Company's common stock for 100% of MLC's shares. MLC had revenues of approximately $2.2M in 1997 and expects 1998 revenues to be approximately $5M. It is expected that this transaction will be accretive to the Company's per share earnings and will close prior to November 15, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits
                    Exhibit 27  Financial Data Schedule

          b.   Form 8-K
                    No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: November 16, 1998               By: /s/ Hulda L. Coskey
                                          --------------------
                                       Hulda L. Coskey, Chief Financial Officer,
                                       Secretary and Treasurer