Form 10QSB/A
period 1998-09-30
INDUSTRIAL DATA SYSTEMS CORP
filed 1998-11-18
CIK 933738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

     (MARK ONE)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
__  ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__  EXCHANGE ACT OF 1934



           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                        COMMISSION FILE NUMBER: 001-14217

                       INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

            NEVADA                                              88-0322261
--------------------------------                         ----------------------
(State or, other Jurisdiction of                            (I.R.S. Employer
  corporation or organization)                           Identification Number)

     600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS           77073-6013
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

                                                     YES    X       NO
                                                         ------        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 Par Value                       13,023,718
                                  --------------------------------------------
                                  (Shares outstanding as of September 30, 1998)

                        QUARTERLY REPORT ON FORM 10-QSB/A
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                NUMBER
                                                                                ------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets at September 30, 1998
        and December 31, 1997......................................................1

        Condensed Consolidated Statements of Income for the Three
        Months ended September 30, 1998 and September 30, 1997 and the
        Nine Months ended September 30, 1998 and September 30, 1997................2

        Condensed Consolidated Statements of Cash Flows for the Nine Months
        ended September 30, 1998 and September 30, 1997............................3

        Notes to Condensed Consolidated Financial Statements.......................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS......................................................5

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.........................................................11

ITEM 2. CHANGES IN SECURITIES.....................................................11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........................................11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................11

ITEM 5. OTHER INFORMATION.........................................................12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................12

        Signature.................................................................14

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        FOR YEAR ENDED DECEMBER 31, 1997
                  AND FOR NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                           September 30, 1998      Dec. 31, 1997
                                                                           ------------------      -------------
                                                                                                     (audited)
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                              $  795,451           $   77,684
       Mutual Funds                                                               57,598              380,017
                                                                              ----------           ----------
                                                                              $  853,049           $  457,701
Marketable securities:
       Trading                                                                   645,632              375,045

Accounts receivable - trade, less allowance for doubtful accounts of
 approximately $11,000 and $20,000 in 1997 and 1998, respectively              2,454,210            2,268,864
Inventory                                                                      1,265,534              884,342
Note receivable from stockholder                                                 200,000              200,000
Advances to affiliate                                                                  0                5,546
Prepaid assets and deferred costs                                                336,086               66,152
                                                                              ----------           ----------
       Total current assets                                                   $5,754,511           $4,257,650
                                                                              ----------           ----------
Property and Equipment, net                                                    1,041,362            1,044,381
Other Assets                                                                      20,932                6,228
Goodwill                                                                          59,842               59,841
                                                                              ----------           ----------
                  Total assets                                                $6,876,647           $5,368,100
                                                                              ----------           ----------
                                                                              ----------           ----------
                      LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES:
Note payable to bank                                                          $  375,000           $  425,000
Current portion - Note payable to bank, term                                       4,229               34,242
Note Payable - Insurance                                                          62,737                    0
Accounts payable                                                                 808,563              697,255
Income taxes payable                                                             354,946               79,698
Accrued expenses and other current liabilities                                   288,754              230,896
                                                                              ----------           ----------
                  Total current liabilities                                   $1,894,229           $1,467,091
                                                                              ----------           ----------
Note payable to bank, term                                                    $  420,671           $  420,671
DEFERRED INCOME TAX                                                               34,010               41,334

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized;
 13,023,718 share issued in 1998, 12,723,718 shares issued in 1997            $   13,024           $   12,724
Additional paid-in capital                                                     2,694,168            2,216,713
Retained earnings                                                              1,835,868            1,224,890
                                                                              ----------           ----------
                                                                              $4,543,060           $3,454,327
Treasury stock                                                                   (15,323)             (15,323)
                                                                              ----------           ----------
                  Total stockholders' equity                                  $4,527,737           $3,439,004
                                                                              ----------           ----------
                  Total liabilities and stockholders' equity                  $6,876,647           $5,368,100
                                                                              ----------           ----------
                                                                              ----------           ----------

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                           Three Month Ended                    Nine Months Ended
                                                    Sept. 30, 1998    Sept. 30, 1997      Sept 30, 1998  Sept. 30, 1997
                                                    -------------------------------------------------------------------
OPERATING  REVENUES:
     Product sales                                    $   364,471      $ 1,108,330        $ 1,324,175       $ 1,933,674
     Consulting sales                                   1,132,930        1,151,480          3,193,830         3,164,558
     Thermal sales                                        697,288        1,235,518          2,752,726         2,704,962
     Constant Power Sales                               1,432,343                0          2,196,451                 0
                                                      -----------      -----------        -----------       -----------
                                                      $ 3,627,032      $ 3,495,328        $ 9,467,182       $ 7,803,194
COST OF REVENUES:
     Product                                              377,571          707,217          1,123,016         1,330,823
     Consulting                                           761,966          846,978          2,232,575         2,276,077
     Thermal                                              598,973          942,593          2,086,360         2,037,918
     Constant Power                                       919,377                0          1,427,379                 0
                                                      -----------      -----------        -----------       -----------
                                                      $ 2,657,887      $ 2,496,788        $ 6,869,330       $ 5,644,818

     GROSS PROFIT                                         969,144          998,540          2,597,851         2,158,376

Selling, general and administrative                       616,830          528,362          1,531,930         1,247,949
Depreciation                                               20,566           32,144             75,447            88,362

OTHER INCOME (EXPENSE)
     Realized gains on marketable securities              120,986           23,691            164,137            99,727
     Other income                                             547            8,559                584            43,158
     Unrealized gain (loss) on marketable
     securities                                           (85,098)          (4,436)          (106,839)          (38,083)
     Interest income, net                                 (17,311)         (21,206)           (54,926)          (60,602)
     Thermal expense                                            0          (27,446)                 0           (75,476)
                                                      -----------      -----------        -----------       -----------
INCOME BEFORE TAXES                                   $   350,872      $   417,196        $   993,430       $   790,789

TAX PROVISION                                         $   144,467      $   134,551        $   382,452       $   266,585
                                                      -----------      -----------        -----------       -----------
NET INCOME                                            $   206,405      $   282,645        $   610,978       $   524,204
                                                      -----------      -----------        -----------       -----------
                                                      -----------      -----------        -----------       -----------
BASIC EARNINGS PER COMMON SHARE                       $     0.016      $     0.022        $     0.047       $     0.041
                                                      -----------      -----------        -----------       -----------
                                                      -----------      -----------        -----------       -----------
DILUTED EARNINGS PER COMMON SHARE                     $     0.016      $     0.022        $     0.047       $     0.041
                                                      -----------      -----------        -----------       -----------
                                                      -----------      -----------        -----------       -----------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       13,023,718       12,723,718         13,023,718        12,723,718
                                                      -----------      -----------        -----------       -----------
                                                      -----------      -----------        -----------       -----------
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     13,023,718       12,723,718         13,023,718        12,713,718
                                                      -----------      -----------        -----------       -----------
                                                      -----------      -----------        -----------       -----------

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                          1998                 1997
                                                                       -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                             $ 610,978           $   524,204
Changes in working capital, net of Thermal and Constant Power
Manufacturing acquisition                                                236,595            (1,128,190)
                                                                       ---------           -----------

Net cash provided (used) by operating activities:                      $ 847,573           $  (603,986)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Thermal                                                    $       0           $  (212,000)
Advances on note receivable from stockholder                                   0               (50,000)
Property and equipment acquired                                          (72,703)             (568,663)
Purchase of investments                                                 (270,587)             (500,000)
Other assets acquired                                                          0                23,096
                                                                       ---------           -----------

Net Cash used by investing activities                                  $(343,290)          $(1,307,567)
                                                                       ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITES:
Long term mortgage on land and buildings                               $ (30,013)          $   429,661
Repayment on notes payable, net                                           (3,922)             (300,000)
Proceeds from issuance of common stock, net                                    0               799,999
Sale of Treasury Stock                                                         0                29,000
Borrowings from bank                                                     (75,000)              450,000
                                                                       ---------           -----------

Net cash provided by financing activities                              $(108,935)          $ 1,408,660
                                                                       ---------           -----------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                              $ 395,348           $  (502,893)

CASH AND CASH EQUIVALENTS,
         at beginning of period                                        $ 457,701           $   975,100
                                                                       ---------           -----------

CASH AND CASH EQUIVALENTS,
         at end of period                                              $ 853,049           $   472,207
                                                                       ---------           -----------
                                                                       ---------           -----------

* Non-cash Transactions:
  Issuance of common stock for acquisitions                            $ 663,269           $   387,000

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

The following table reflects pro forma information as if this transaction had occurred at the beginning of each of the periods presented, (in 000's except per share data):

                                    For the Nine             For the Nine
                                    Months Ended             Months Ended
                                 September 30, 1998       September 30, 1997
                                 ------------------       ------------------
         Total Revenue                $ 11,304                 $ 10,260
         Net Income                        855                      524
         Income Per Share                  .06                      .04

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included elsewhere in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

OVERVIEW

     The Company has been in business since 1985 engaged in providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period 1985 through 1989, most of its revenues were derived from this segment. The Company introduced its computer product segment in 1989 to provide industrial grade computers and industrial applications for commercial use. This segment operated as a Texas corporation under the name of Industrial Data Systems, Inc. (IPD). In October 1997, the engineering consulting segment, which had previously operated as Industrial Data Systems, Inc. dba IDS Engineering, was incorporated as a Texas corporation under the name of IDS Engineering, Inc. (IED). The IPD segment has generated sales as a percent of total revenue of 14.0% and 24.8%, for the nine months ended September 30, 1998 and 1997, respectively, while the IED segment has generated sales as a percent of total revenue of 33.7% and 40.6% for the same periods. In 1997, the Company acquired the Thermal segment, which fabricates air handling equipment for commercial heating ventilation and cooling systems. The Thermal segment has generated sales as a percent of total revenue of 29.1% and 34.7% for the nine months ended September 30, 1998 and for the seven months ended September 30, 1997, respectively. In March 1998, the Company acquired the Constant Power Manufacturing, Inc. (CPM) segment, which manufactures industrial grade battery backup systems and battery chargers. The CPM segment has generated sales as a percent of total revenue of 23.2% for the six months ended September 30, 1998.

     The gross margin varies between each of its operating segments. Computer product sales have produced a gross margin ranging from 15.2% and 31.2% for the nine months ended September 30, 1998 and 1997, respectively. This decrease is attributable to the overall decline in IPD sales coupled with a relative fixed production overhead. The gross margin for pipeline engineering services, which reflects direct labor costs, has inreased slightly to 30.1% in 1998 from 28.1% for the same period in 1997. Thermal's gross margin was 24.2% and 24.7% for the nine months ended September 30, 1998 and 1997, respectively. Constant Power generated a gross margin of 35.0% for the six months ended September 30, 1998. The overall gross margin for the Industrial Data Systems Corporation, which includes product sales, pipeline consulting services and Thermal for the nine months ended September 30, 1998 and for Constant Power for six months ended September 30, 1998 was 27.4%. The overall gross margin for the Company for the same period in 1997 was 27.7%. Gross margin for 1997 does not include any contribution from Constant Power.

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

                                 Quarter Ended September 30,                      Nine Months Ended September 30
                                  1998                     1997                      1998                    1997
                          Amount         %        Amount         %           Amount        %         Amount        %
                       ------------------------------------------------------------------------------------------------
Revenue:
Computer Products      $   364,471      10.05   $ 1,108,330     31.71     $ 1,324,175     13.99   $ 1,933,674     24.78
Consulting Services      1,132,930      31.24     1,151,480     32.94       3,193,830     33.74     3,164,558     40.55
Thermal                    697,288      19.22     1,235,518     35.35       2,752,726     29.08     2,704,962     34.66
Constant Power           1,432,343      39.49             0      0.00       2,196,451     23.20             0      0.00
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
   TOTAL REVENUE       $ 3,627,032     100.00   $ 3,495,328    100.00     $ 9,467,182    100.00   $ 7,803,194    100.00
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
GROSS PROFIT:

Computer Products      $   (13,100)     (0.36)  $   401,113     11.48     $   201,159      2.12   $   602,851      7.73
Consulting Services        370,964      10.23       304,502      8.71         961,255     10.15       888,481     11.39
Thermal                     98,315       2.71       292,925      8.38         666,366      7.04       667,044      8.55
Constant Power             512,966      14.14             0      0.00         769,072      8.12             0      0.00
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
   TOTAL GROSS PROFIT  $   969,144      26.72   $   998,540     28.57     $ 2,597,851     27.43   $ 2,158,376     27.66
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
Selling, General and
Administrative
Expense                $   616,830      17.01   $   528,362     15.12     $ 1,531,930     16.18   $ 1,247,949     15.99

Depreciation                20,566       0.57        32,144      0.92          75,447      0.80        88,362      1.13

OPERATING INCOME       $   331,748       9.15   $   438,034     12.53     $   990,474     10.46   $   822,065     10.53
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
Other Income
  (Expense)                 19,124       0.53       (20,838)    (0.60)          2,956      0.03       (31,276)    (0.40)

INCOME BEFORE
PROVISION FOR
INCOME TAXES           $   350,872       9.67   $   417,196     11.94     $   993,430     10.49   $   790,789     10.13

Provision for
 Income Tax                144,467       3.98       134,551      3.85         382,452      4.04       266,585      3.42

NET INCOME
AFTER INCOME           $   206,405       5.69   $   282,645      8.09     $   610,978      6.45   $   524,204      6.72
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------
                       -----------     ------   -----------    ------     -----------    ------   -----------    ------


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     TOTAL REVENUE. Total revenue increased by $131,704 or 3.8% from $3,495,328 for the three months ended September 30, 1997, compared to $3,627,032 in 1998. Revenue from the IPD, which comprised 10.1% of total revenue for the three months ended September 30, 1998, decreased by $743,859 or (67.1%). The decrease in IPD revenue was attributable to a drop in sales orders in the 1998 period and from unusually high sales during the 1997 period. Revenue from the IED, which comprised 31.2% of total revenue for the three months ended September 30, 1998, decreased by $18,550 or (1.6%). Revenue from Thermal, which comprised 19.2% of total revenue for the three months ended September 30, 1998, decreased by $538,230 or (43.6%). Thermal's third quarter 1997 revenue included some sizeable jobs that were larger than the normal scope, creating an inordinate high level of revenue for that period, this is attributable for the decrease between the 1997 and the 1998 period. Revenue from CPM which accounted for 39.5% of total revenue for the three months ended September 30, 1998, was $1,432,343.

     GROSS PROFIT. Gross profit decreased by $29,396 or (2.9%) from $998,541 for the three months ended September 30, 1997 to $969,145 for the same period in 1998. The gross margin as a percentage of total revenues decreased from 28.6% for the period ended September 30, 1997 to 26.7% for the same period in 1998. The decrease was attributable to decreases in gross margin for the IPD and Thermal segments. The gross margin for the IPD decreased from 36.2% for the period ended September 30, 1997 to (3.6%) for the same period in 1998. This decrease was attributable to a reduction in sales revenue coupled with relative fixed production costs and adjustments for obsolete inventory. The gross margin for the IED increased from 26.4% for the period ended September 30, 1997 to 32.7% for the same period in 1998. This increase was due to securing jobs that generate higher billing rates and performing "lump-sum" jobs at reduced labor hours. The gross margin for Thermal decreased from 23.7% for the period ended September 30, 1997, to 14.1% for the same period in 1998. This decrease was attributable to an increase in material and labor cost during the 1998 period. CPM generated a gross margin of 35.8% for the six months ended September 1998. There was no gross margin contribution from CPM for the 1997 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $88,468 or 16.7% from $528,362 for the three months ended September 30, 1997, compared to $616,830 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses increased from 15.1% for the three months ended September 30, 1997, to 17.0% for the same period in 1998. The increase was primarily attributable to the acquisition of Constant Power and additional costs related to personnel, office administration and commissions.

     OPERATING INCOME. Operating income decreased by $106,286 or (24.3%) from $438,035 for the three months ended September 30, 1997, compared to $331,749 for the same period in 1998. Operating income decreased as a percentage of total revenue from 12.5% for the three months ended September 30, 1997, to 9.2% for the same period in 1998. The decrease in operating income was a result of an increase in the selling, general and administrative expenses and an overall decrease in gross margin.

     OTHER INCOME (EXPENSE). Other income increased by $39,962 or 191.8% from ($20,838) for the three months ended September 30, 1997 to $19,124 for the same period in 1998. This increase was primarily attributable to gains from marketable securities.

     NET INCOME. Net income after taxes decreased by ($76,241) or (27.0%) from $282,646 for the three months ended September 30, 1997 to $206,405 for the same period in 1998. Net income after taxes decreased as a percentage of total revenue from 8.1% for the three months ended September 30, 1997, to 5.7% for the same period in 1998. This decrease is attributable to lower gross margins and an increase in selling, general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

FINANCIAL DATA REFLECTED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 INCLUDES ONLY THE SEVEN MONTHS (MARCH-SEPTEMBER) FOR THERMAL'S OPERATIONS SINCE THE ACQUISITION IN LATE FEBRUARY, 1997 AND DOES NOT REFLECT ANY CONTRIBUTION FROM CONSTANT POWER FOR THE SAME PERIOD. FINANCIAL DATA REFLECTED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 INCLUDES ONLY SIX MONTHS (APRIL - SEPTEMBER) FOR CONSTANT POWER'S OPERATIONS.

     TOTAL REVENUE. Total revenue increased by $1,663,988 or 21.3% from $7,803,194 for the nine months ended September 30, 1997, compared to $9,467,182 in 1998. Revenue from the IPD, which comprised 24.8% of total revenue for the nine months ended September 30, 1997, decreased by $609,499 or (31.5%). The attributable is due to an unusually low sales volume in the 1998 period.

Revenue from the IED which comprised 40.6% of total revenue for the nine months ended September 30, 1997 increased by $29,272 or .9% from $3,164,558 in 1997 to $3,193,830 for the same period in 1998. The increase in IED revenue was due to an expansion in the scope of work performed for established clients.

Revenue from Thermal was $2,704,962 or 34.7% of total revenue for the seven months (March - September), following the acquisition in 1997. Revenue from Thermal was $2,752,726 or 29.1% of total revenue for the nine months ended September 30, 1998. This decrease is due to primarily to the decline in the third quarter 1998 sales volume and to the addition of revenue of CPM to total revenue.

Revenue from CPM was $2,196,451 or 23.2% of total revenue for the six month period (April - September), following the acquisition in March 1998. There was no contribution to revenue by CPM for the nine months ended September 30, 1997.

     GROSS PROFIT. Gross profit increased by $439,475 or 20.4% from $2,158,377 for the nine months ended September 30, 1997 to $2,597,852 for the same period in 1998. The gross margin for the IPD decreased from 31.2% in the nine months ended September 30, 1997 to 15.2% for the same period in 1998. This decrease in IPD gross margins was primarily due to higher material and labor costs coupled with lower sales volume. The gross margin for the IED increased from 28.1% for the period ended September 30, 1997 to 30.1% for the same period in 1998. Thermal's gross margin was 24.7% for the seven months (March - September) 1997 to 24.2% for the nine months ended September 30, 1998. CPM generated a gross margin for the six months (April - September) 1998 of 35%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $283,981 or 22.8% from $1,247,949 for the nine months ended September 30, 1997 compared to $1,531,930 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses increased slightly from 16.0% for the nine months ended September 30, 1997 to 16.2% for the same period in 1998.

     OPERATING INCOME. Operating income increased by $168,409 or 20.5% from $822,066 for the nine months ended September 30, 1997, compared to $990,475 for the same period in 1998. Operating income as a percentage of total revenue remained the same for the nine months ended September 30, 1997 and 1998 at 10.5%.

     OTHER INCOME (EXPENSE). Other income increased by $34,232 or 109.5% from ($31,276) for the nine months ended September 30, 1997 to $2,956 for the same period in 1998. This increase was due to the Company having realized gains on its marketable securities in the 1998 period as compared to the 1997 period.

     NET INCOME. Net income before taxes increased by $202,641 or 25.6% from $790,790 for the nine months ended September 30, 1997 to $993,431 for the same period in 1998. Net income after taxes increased by $86,774 or 16.6% from $524,205 for the nine months ended September 30, 1997 to $610,978 for the same period in 1998. Net income after taxes decreased as a percentage of total revenue from 6.7% for the nine months ended September 30, 1997 to 6.5% for the same period in 1998 due to higher margins and reduced selling, general and administrative expenses as a percent of total revenue.

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

     The Company's working capital was $2,790,559 and $3,860,282 at December 31, 1997 and September 30, 1998, respectively.

     CASH FLOW

     Operating activities used net cash totaling $603,986 for the nine months ended September 30, 1997 and generated $847,573 for the nine months ended September 30, 1998. The Company did not generate significant cash flow from operating activities for the nine months ended September 30, 1997, due to the working capital requirements resulting from the rapid growth of the Company. Trade accounts receivable increased $185,346 since December 31, 1997. Inventory increased by $381,192 for the same period.

     Investing activities used cash totaling, $1,307,567 for the nine months ended September 30, 1997 and used cash totaling $343,290 for the same period in 1998. The Company's investing activities that used cash during the period ended September 30, 1997 was primarily related to the purchase of Thermal and its facilities, in 1998 the investing activities were related to the purchase of fixed assets and marketable securities.

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

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $1,975,952 and $2,454,210 at September 30, 1997 and 1998, respectively. The number of days' sales outstanding in trade accounts receivable was 51 days and 70 days, respectively. Bad debt expenses have been insignificant for each of these periods.

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

                       INDUSTRIAL DATA SYSTEMS CORPORATION

Dated: November 16, 1998               By: /s/ Hulda L. Coskey
                                          --------------------------------------
                                       Hulda L. Coskey, Chief Financial Officer,
                                       Secretary and Treasurer