Form 10KSB40
period 1998-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1999-03-31
CIK 933738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                          COMMISSION FILE NO. 001-14217

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                 (Name of Small Business Issuer in its Charter)

         NEVADA                                          88-0322261
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

600 Century Plaza Drive, Suite 140, Houston, Texas       77073-6013

                  Issuer's telephone number     (281) 821-3200

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
     COMMON                                    AMERICAN STOCK EXCHANGE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                             NOT APPLICABLE

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shortened period that the issuer was required to file such reports, and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                    ---      ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

        The issuer's revenues for fiscal year ended December 31, 1998 were $13,432,825.

        The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 1998 was $26,192,708.

        The number of shares outstanding of the registrant's classes of stock on December 31, 1998 is as follows:

        $0.001 Par Value Common Stock...................13,073,718 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Responses to Items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

      Transitional Small Business Disclosure Format: Yes      No   X
                                                         ---      ---

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                1998 FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART I
Item 1.   Description of Business............................................... 1

Item 2.   Description of Property...............................................15

Item 3.   Legal Proceedings.....................................................16

Item 4.   Submission of Matters to a Vote of Security Holders...................16


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..............17

Item 6.   Management's Discussion and Analysis or Plan of Operation.............18

Item 7.   Financial Statements .................................................23

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure..................................................41

                                    PART III

Item 9.   Directors and Executive Officers; Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act.....................41

Item 10.  Executive Compensation................................................41

Item 11.  Security Ownership of Certain Beneficial Owners and Management........41

Item 12.  Certain Relationships and Related Transactions........................41

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K .....................................42

Signatures......................................................................44


                                     PART I

         THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONNECTION WITH THE MORE DETAILED INFORMATION CONTAINED HEREIN AND IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, AND THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND OTHER UNCERTAINTIES. IN PARTICULAR, THE COMPANY'S BUSINESS AND FINANCIAL AFFAIRS COULD BE ADVERSELY EFFECTED BY DECREASES IN OIL PRICES, BY INABILITY TO GET PARTS FROM VENDORS AND BY ITS INABILITY TO RENEW ITS LINE OF CREDIT. REFERENCES TO THE "COMPANY" OR TO "IDSC" REFER TO INDUSTRIAL DATA SYSTEMS CORPORATION. REFERENCES TO "IDS" REFER TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, INDUSTRIAL DATA SYSTEMS, INC. REFERENCES TO "IED" REFER TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, IDS ENGINEERING, INC. REFERENCES TO "THERMAL" REFERS TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, THERMAIRE, INC. DBA THERMAL CORP. REFERENCES TO "CPM" REFERS TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, CONSTANT POWER MANUFACTURING, INC. REFERENCES TO "IDS FAB" REFERS TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, IDS FABRICATED SYSTEMS, INC. DBA MARINE AND INDUSTRIAL FIRE AND SAFETY AND MARINE AND INDUSTRIAL SUPPLY COMPANY. THE CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS RELATED TO THESE SUBSIDIARIES ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

          IDSC was incorporated in the State of Nevada in June 1994. The Company's Common Stock trades on the American Stock Exchange under the symbol "IDS." Prior to June 16, 1998, the Company's Common Stock was traded on the NASDAQ Electronic Bulletin Board under the symbol "IDDS."

         The Company has never filed for protection under the bankruptcy protection act, nor has the Company or any of its assets been in receivership or any other similar proceedings.

         The Company's revenue is derived from its five operating wholly owned subsidiaries.

IDS

         IDS is a Texas corporation, which was formed in May 1985, and is a wholly owned subsidiary of the Company. IDS was originally formed to provide engineering consulting services to the pipeline divisions of major integrated oil companies. The Company grew slowly to ten employees in 1989. At that time, a strategic decision was made by management to enter the industrial computer marketplace. In 1989, the Company designed and built its first industrial computer and in 1991 hired its first marketing manager. The Company continued to support both businesses and developed its industrial computer business through nationwide advertising.

         On August 1, 1994, the Company entered into an agreement to purchase all of the issued and outstanding shares of Industrial Data Systems, Inc., in a tax-free exchange of Common Stock. The Company issued 9,500,000 shares of its Common Stock to William A. Coskey and Hulda L. Coskey, with each individual beneficially holding 4,750,000, respectively. At the time of acquisition, William A. Coskey and Hulda L. Coskey beneficially held all of the issued and outstanding shares of the Common Stock of Industrial Data Systems, Inc., a Texas corporation. William A. Coskey held the positions of Chairman of the Board, Chief Executive Office and President of Industrial
Data Systems, Inc., and Hulda L. Coskey held the positions of Director, Vice President and Secretary/Treasurer of Industrial Data Systems, Inc. The executive officers, management team and beneficial ownership of securities held by the executive officers were the same in both companies at the time of the transaction.

         IDS is a provider of specialized microcomputer products that are targeted to be sold to the industrial market. IDS manufactures, provides systems integration and resells industrial and portable computers, microcomputers and color CRT monitors. The microcomputer and peripheral products are designed to be used in industrial applications, which include manufacturing, process control, discrete manufacturing, data acquisition, telecommunications and man-machine interfaces. The computers and monitors that are manufactured by the Company are different from conventional, commercial desktop and portable computers by their architecture, packaging, functionality, integration services and value-added software. The computer products manufactured by IDS are "open systems" that support "off-the-shelf" software operated under DOS or Windows.

         IDS seeks to add value to standard computer components by packaging these components in enclosures that withstand tough environmental conditions and/or enclosures that have a special form factor. IDS also seeks to add value by integrating and technically supporting advanced microcomputer systems.

IED

         On October 15, 1997 the consulting engineering segment of the Company, formerly known as Industrial Data Systems, Inc. doing business as IDS Engineering, was incorporated in the State of Texas and now operates as IED. The Company issued all of its 1,000 shares of Common Stock to Industrial Data Systems Corporation. William A. Coskey was appointed Chairman of the Board, President and Treasurer of IED and Hulda L. Coskey was appointed the positions of Director, Vice President and Secretary of the newly formed corporation. The management structure and operations of the newly formed corporation remain unchanged. The Company believes that the restructuring of IED more clearly distinguishes it from the Company's other operating segments.

         IED offers engineering services to major integrated oil and gas companies. These services are performed on facilities that include cross-country pipelines, pipeline pump stations, compressor stations, metering facilities, underground storage facilities, tank storage facilities and product loading terminals. The management team of IED has the capability of developing a project from the initial planning stages through detailed design and construction management. The services provided include project scoping, cost estimating, engineering design, material procurement, mechanical fabrication, in addition to project and construction management.

         IED has blanket service contracts currently in place to provide services on a time and materials reimbursable basis. IED also performs services for its clients on a turnkey lump sum basis. The Company has long standing relationships with several major oil and gas pipeline companies. New business relationships with other major oil companies are developed through in-house personnel.

THERMAL

         The Company acquired Thermal Corp. (Thermal) on February 15, 1997. The Company issued 600,000 shares of Common Stock which were held in an escrow account pending completion of the acquisition by the Company exercising its option to pay $600,000 and obtain a release of the shares. The Company's option to acquire Thermal was later renegotiated and exercised on February 14, 1997 with the exchange of 193,719 shares of Common Stock and $212,563 in cash. Upon completion of the acquisition, the 600,000 shares of Common Stock previously included in the original Escrow Agreement were canceled. In connection with this transaction, Thermal purchased its previously leased facilities on February 28, 1997 for a cash consideration of $500,000, subject to the completion of the contingent purchase transaction. Bank financing in the amount of $450,000 was obtained for the purpose of purchasing these facilities.

Mr. Joe Hollingsworth, the former President and owner, acquired the industrial air handling subsidiary assets of a predecessor business known as Thermal Engineering ("Old Thermaire") in 1972, and operated the Company until 1990, at which time Old Thermaire was sold to 20th Century Holding Company, as a wholly owned subsidiary. 20th Century Holding Company encountered financial difficulties and filed for protection under the bankruptcy laws in July 1992. The assets of Old Thermaire were placed in receivership and Mr. Hollingsworth reacquired these assets in October 1992, with the intention of continuing the company in its present form. Thermal was incorporated on November 17, 1992 for this purpose.

         Throughout its history, Thermal has built a reputation in the commercial and industrial air handling industry for its quality products which are distributed throughout the United States.

CPM

         On February 19, 1998, the Company signed a letter of intent to acquire CPM, a Texas corporation formed in June, 1989. The acquisition was consummated on March 25, 1998 with the exchange of 300,000 shares of the Company's Common Stock for 100% of CPM's shares. CPM's previous owner, Jack Ripley, has remained with CPM as Vice President of Sales and Marketing under an employment contract. CPM's previous Sales Manager, Tilden Smith, has remained with CPM in the same position under an employment contract.

         CPM is a thirteen-year-old company firmly established in the uninterruptible and conditioned power systems marketplace. CPM manufactures proprietary products and packages systems in a wide array of power ranges which include: battery chargers and monitoring systems, DC power supplies, DC/AC inverters, uninterruptible power systems, regulation and isolation transformers and power conditioners. CPM sells to industrial and commercial accounts across the United States.

IDS FAB

         Effective November 1, 1998, the Company acquired MLC Enterprises, Inc., a Texas corporation formed on August 7, 1995, doing business as Marine and Industrial Fire & Safety (MIFS) and Marine and Industrial Supply Company (MISC). As agreed upon in the Stock Acquisition Agreement, the Company issued 50,000 shares of Common Stock and cash consideration of $100,000 in exchange for 100% of MLC's shares. Immediately following the acquisition, the name of the company was changed to IDS FAB and will continue to do business as MIFS. It is the Company's intention to sell or otherwise dispose of the MISC portion of IDS FAB. IDS FAB's previous owner, Michael Moore, has remained with the company as Managing Director and Vice President of Sales under an employment contract.

         IDS FAB operates in the fire safety, fabrication and oil-field supply marketplaces. It's primary operating division, MIFS, designs, manufactures, fabricates and distributes specialized safety equipment to petroleum related facilities which are both offshore and onshore. MISC is an oil-field supplier specializing in pipe, valves and fittings for the drilling and production industry which primarily sells to one account.

PRODUCTS AND SERVICES

         IDS

         IDS provides Intel microprocessor-based microcomputer systems and system components that are extremely dependable and can withstand harsh weather conditions and demanding work environments. These computer systems are designed to withstand a wide fluctuation in temperatures, shock waves, vibration, electromagnetic and radio frequency interference, in addition to airborne dust particles and excessive moisture. IDS also provides microcomputer systems that are packaged into enclosures which have special form factors.

         The SafeCase Series 4000 is a proprietary design of IDS.The SafeCase Series 4000 is a durable, rugged portable computer designed to be operated under extremely harsh environmental conditions normally encountered at industrial and commercial locations. The computer is constructed with a four slot passive backplane and three full-size open bus slots to allow the user to customize it with industry standard add-in boards. These computers are designed with dual cooling fans to control heat build-up, are fully gasketed to prevent the penetration of moisture and dust particles, and has a shock mounted disk drive which together enhance its service life. The locations and sites under which these computers are generally operated are unlike the environmental conditions under which the plastic notebook and laptop computers are operated. To complement the durability of the SafeCase Series 4000, its sturdy aluminum carrying case has been designed to withstand excessive mechanical loads.

         IDS also derives revenue from the systems integration and resale of industrial computer products manufactured by other companies. These products are typically designed with enclosures that withstand tough environmental conditions and/or with enclosures that have a special form factor. In the area of systems integration and resale, IDS designates three series of industrial computer products and systems. The SafeCase Series 3000 represents industrial microcomputer systems which are suitable for installation in a standard 19 inch equipment rack.

The SafeCase Series 5000 represents color CRT computer monitor products which are available in 14 inch, 17 inch and 20 inch diagonal models. The SafeCase Series 7000 represents industrial microcomputer systems which are designed to be mounted on a wall or attached to machinery or other equipment.

         In 1996, the Company announced the introduction of the SafeCase Series 400 computer as its latest entry into the industrial portable computer market. This computer was specified to be the industrial equivalent of a commercial grade notebook computer. Primarily as a result of the compact nature of the proposed design, IDS encountered technical problems during the product design phase, which resulted in significant project delays. The Company felt it did not have sufficient technical resources to complete this product. In addition, the Company believed that the resulting higher cost of the product would limit its marketability. Therefore, IDS entered into an agreement with a major customer to license the manufacturing rights for the SafeCase Series 400 limiting the sale of this product only in their marketplace. IDS also simultaneously sold this customer all product related inventory at cost. The value of this product licensing and inventory sale transaction was approximately $350,000. At the present time, IDS does not intend to further pursue design or production of the SafeCase Series 400 product.

         IED

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

         THERMAL

         Thermal has manufactured quality air handling equipment since 1945. Because Thermal stocks a larger number of fans and manufactures coils, dampers, curbs and most other accessories, it aims to offer the quickest delivery available in the industry, usually six to eight weeks, depending on order size and scope. Thermal also reserves production capacity to accomplish premium, expedited deliveries of two to four weeks, when necessary. Thermal is well known for its design and manufacturing expertise and flexibility which is often required to meet the special needs for custom installations. Thermal's product lines consist of a variety of cooling, heating and ventilating equipment. The wide range of sizes and models in each product line coupled with Thermal's manufacturing flexibility provides vast freedom in air handling equipment choice. Thermal's quality air handling products include Central Plant Air Conditioners, Multizone Air Conditioners, High Pressure Air Conditioners, and Air Cooled Condensers. Thermal also manufactures Fan Coil Units, Cooling and Heating Coils, and Roof

Top Air Handlers. Thermal distributes its products exclusively through its United States and international network of non-stocking sales representatives.

         Central plant air handlers can be built to specification in either a single or multizone configuration, from 1,000 to 50,000 cubic feet per minute
(CFM). The design of these units allows for either horizontal or vertical applications. Single wall models are constructed in modular sections and double wall units feature unitized construction. Basic designs and high quality materials have been field-proven for over fifty years. The welded frame construction allows panels to be removed without affecting the structural integrity of the unit. All units are built using heavy gauge, galvanized panels on die-formed and welded galvanized steel frames. On double wall insulated units, the most often specified design, all wall panels and doors are fully gasketed and removable. All fans are statically and dynamically balanced during assembly. Custom features include but are not limited to view glass windows, factory applied epoxy and custom coatings, variable pitch drives, internal motor base with spring isolators, solid or stainless steel fan shafts, spiral or plate fin coils, motor and unit controls, filter gauges, and convenience outlets.

         Rooftop air handlers can be built to specification in either a single or multizone configuration, from 1,000 to 32,000 CFM. Standard features for all rooftop air handlers include a structural channel base, galvanized steel frame, galvanized steel panels, pitched roof with continuous ridge cap and integral drip ledge, 2 to 1.5 pounds per cubic foot (pcf) insulation, double inlet double width fan and open drip proof motor mounted on 1 foot deflection spring isolators, 2 foot 30% pleated filters and pitched, double wall drain pan. Custom units can feature plenum fan, gravity economizer, internal piping vestibule motor controls and special base designed for field rollproof unloading.

         CPM

         CPM designs, manufactures, and sells standard and custom back-up and conditioned power systems including battery chargers, battery monitors, DC power supplies, converters, inverters, Uninterruptible Power Systems, regulation and isolation transformers, power conditioners, power distribution systems and solar photo-voltaic systems. Additionally, CPM provides field service support for installation and maintenance of these products. Most of the products manufactured by CPM are made pursuant to specifications required for a particular order. The products sold by CPM are utilized by refineries, petrochemical plants, utilities, offshore platforms and other commercial, industrial and governmental facilities.

         IDS FAB

         IDS FAB designs, engineers and fabricates fire protection systems and equipment for the energy and marine industries worldwide, through the MIFS portion of the business. Systems and equipment manufactured by MIFS includes foam skids, CO2 suppression systems, deluge systems, fire pumps, oscillating fire monitors and remote controlled fire monitors. MIFS also distributes fire protection products manufactured by other companies, including Chubb, Kidde, Akron and Elkhart. MIFS also fabricates process piping and skids which are not related to the fire protection industry, but are utilized by MIFS's energy and marine customers. MIFS provides field service support for installation and maintenance of these products and systems. Most of the systems manufactured by MIFS are made pursuant to specifications required for a particular order. The products and systems sold by MIFS are utilized by refineries, petrochemical plants, offshore drilling rigs, offshore production platforms and other industrial facilities. MISC, the oilfield supply of the business, buys and resells oilfield equipment, primarily to one account.

PRODUCT DEVELOPMENT

         IDS

         IDS is currently not developing any new proprietary product designs. In order to satisfy customer requirements, IDS makes frequent modifications to its proprietary SafeCase 4000 design. Revisions also are being made to this product to increase functionality and reduce cost. Being an integrator and re-seller of industrial microcomputer systems, IDS is continuously evaluating products in its marketplace which serves to increase its range of offerings and enhance its ability to sell systems to its customers. In this activity, IDS evaluates microcomputer enclosures, CPU boards, components and peripheral products from a variety of manufacturers.

         IED

         IED continues to provide engineering services to the pipeline industry as its base of business. During 1998, IED signed two new blanket service contracts with pipeline industry clients. In February 1999, the Company announced the opening of a satellite office in Tulsa, Oklahoma which will facilitate the expansion of its market area. IED plans to increase its range of engineering capabilities and begin marketing its services to new industries such as the refining, petrochemical and process industries.

         THERMAL

         During 1998, Thermal redesigned their line of rooftop air handlers in order to increase capacity and provide for a narrower unit to better fit shipping platforms and reduce freight costs. Thermal also was successful in obtaining Environmental Testing Laboratories certification for its products, which will open new markets for its products to municipalities and other industries requiring such certification. During 1999, Thermal plans to add the in-house capability of manufacturing industry certified plate-fin coils with
0.625 inch diameter tubing. Thermal believes the addition of this plate-fin coil production line will improve its competitive position in the marketplace by reducing product costs and production time. Thermal currently purchases all plate-fin coils from outside sources.

         CPM

         CPM is currently in the developmental stages of designing a proprietary battery monitor product. The proposed product will continuously monitor parameters associated with battery systems, including current, voltage and temperature. The battery monitor will provide status and historical information about the battery system to which it is connected, and also will have a feature to optimize recharging. In 1999, CPM will also be redesigning some of its existing charger line in order to improve cost effectiveness as well as to decrease manufacturing time required to produce these products.

         IDS FAB

         IDS FAB currently has no products or services under development.

COMPETITION

         IDS

         IDS competes against various companies across its different product lines. IDS' line of industrial portable computers compete with products manufactured by Fieldworks, Dolch and Panasonic. IDS' industrial computer products which are mountable in a 19 inch equipment rack compete with products from Advantek, Contec and Industrial Computer Source. There is also competition from much larger suppliers of commercial grade computers, such as Compaq, Dell, Toshiba and IBM. This commercial competition effectively sets pricing for its product line, since IDS' customers are willing to pay a premium for industrial grade computers which is usually limited to approximately two times the equivalent of commercial grade products.

         Management believes that its industrial computer products compete effectively based on its engineering responsiveness to specific industrial market requirements, the resulting functional specialization of its products, and its strategy of focusing on relatively "sheltered" market niches where major competitors have difficulty tailoring their offerings to specific application requirements. These strategies help offset the greater name recognition and broader service and support resources of IDS' major competitors.

          IDS is engaged in business activities that are targeted to industrial markets which are less competitive and typically generate greater profit margins. Management believes that the principal competitive factors in the business in which it operates are price and performance, product availability, technical expertise, adherence to industry standards, financial stability, service support and reputation. Pricing competition for IDS' products is from large manufacturers of commercial grade computer products. IDS' pricing of its computer product line is governed by pricing in the commercial market.

         Some of the IDS' current and potential competitors have longer operating histories and financial, sales, marketing, manufacturing, distribution, technical and other competitive resources which are substantially greater than those of IDS. As a result, IDS' competitors may be able to adapt more quickly to changes in customer demands or to commit resources to sales and service of its products than IDS has available. Such competitors could also seek to increase their presence in the markets where IDS is providing sales and services by creating strategic alliances with other competitors, by offering new or improved products and services to IDS' customers or increasing their efforts to gain and retain market share through competitive pricing.

         IED

         IED operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial and other resources. IED competes with other consulting engineering companies on the basis of price, performance, and its experience as a provider of quality personnel to perform projects. The pricing competition of IED has intensified as a result of an increase in temporary personnel contracting agencies who can perform services at a higher volume level and lower profit margin. Because the engineering business may require small amounts of capital, market entry can be rather effortless for a potential new competitor possessing acceptable professional qualifications. Therefore, IED competes with a wide array of both national and regional specialty firms.

         THERMAL

         Thermal operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial resources. Management believes that the principal competitive factors in its market include time to market, flexibility and design of its products, breadth of product features, product quality, customer service, and price. Thermal competes with other air handling equipment manufacturers on the basis of quality, quick delivery and its capability to provide custom applications. Thermal is cost competitive with many well respected manufacturers, such as Pace, Temtrol, and Buffalo. Thermal has distinguished itself by being responsive to customer requests for custom products and is able to expedite delivery of these units faster than other commercial manufacturers due to the flexibility of their manufacturing facility and staff.

         CPM

         CPM is engaged in a highly competitive business which is characterized by a small number of larger companies that dominate the bulk of the market and a large number of similarly sized companies that compete for a limited share of the market. In the opinion of management, the competitive position of CPM is dependent on the ability of to provide quality products to a customer's specifications, on a timely basis, at a competitive price, utilizing state-of-the-art materials, design and production methods. Some of CPM's principal competitors are larger and have greater capital and management resources. However, management believes that it can capitalize on its ability to provide custom packaged systems more effectively than its competition.

         IDS FAB

         IDS FAB's business is also highly competitive. IDS FAB competes with a variety of industrial and safety supply distributors, many of which may have greater financial and other resources than IDS FAB. IDS FAB competes not only with companies of similar size selling to customers within the same geographic area but also with much larger distributors that provide integrated supply programs and outsourcing services which may be able to supply their products in a more efficient and cost-effective manner than does IDS FAB. However, IDS FAB remains competitive through its product application, engineering and fabricating expertise offered by its professional staff and it's after-the-sale services provided by IDS FAB.

BUSINESS STRATEGY

         IDS intends to increase market penetration by focusing on systems integration and the resale of industrial microcomputer products that are manufactured by outside sources. IDS believes that it does not have the personnel or financial resources to broaden its line of proprietary industrial computer products. In addition, the Company believes that an effort to develop a broad line of proprietary industrial computer products cannot be financially justified, given the rapid pace of change and resulting short product lifetimes typical of the computer industry. IDS will seek to add value by integrating and technically supporting advanced microcomputer systems primarily comprised of components from outside sources. IDS has continued to develop and expand its market presence in the eastern and mid-western portion of the United States since the opening of its sales office in Connecticut in 1997.

         IED's strategy is to increase revenues per employee by developing and marketing the capability of performing turnkey or EPC (Engineering, Procurement and Construction) projects. IED has traditionally only been responsible for the engineering portion of its projects, which is normally between five to fifteen percent of the project's total installed cost. On the majority of projects to date, IED has invoiced for hours worked by its personnel with billing rates that are specified in client generated blanket services contracts. In order to execute this EPC strategy, IED will have to greatly enhance its project proposal and bidding capability. In the first quarter of 1999, IED has hired two people with extensive EPC project proposal experience. While executing this EPC strategy, IED plans to expand its area of engineering expertise beyond its traditional focus on the pipeline industry. IED plans to market its services and submit proposals outside of the pipeline industry, which over a period of time, will serve to diversify its client base.

         Thermal continues to focus on establishing and supporting a qualified sales representative network within the U.S. The planned addition in 1999 of a plate-fin coil manufacturing line will help reduce product costs and production time.

         CPM plans to expand its marketing activities beyond the Texas-Gulf Coast region. As of February 1999, CPM has signed contracts with three sales representative firms outside of this region. CPM is focusing on obtaining a reliable source for industrial quality uninterruptible power supply (UPS) systems. CPM is currently evaluating this marketplace and plans to either strategically align itself with an outside UPS supplier or initiate its own UPS design project.

         With the expansion of IED's project scope into the EPC arena, it is anticipated that increased opportunities will arise for growth in the IDS FAB subsidiary through the cross-selling of fabrication services.

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

SALES AND MARKETING

         The Company's various subsidiaries derive revenues from in-house direct sales, sales representatives and catalog distributor sales. IDSC's industrial products are primarily marketed through commissioned third-party sales representatives. These sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. Management believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service which create and maintain the foundation for long-term relationships with its customers. The Company's in-house sales personnel are normally compensated utilizing incentive commissions which are based on either a percentage of revenues or gross profitability which can be attributed to their efforts. Management believes that its past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel.

         The Company's subsidiaries promote their products and services through general and trade advertising, participation in trade shows and through telemarketing and most recently through on-line Internet communication via IDSC's corporate home page which provides links to each of the subsidiaries webpages. Much of the Company's business is repeat business, and the source of new customers has been largely through word-of-mouth referrals from existing customers and industry members, such as manufacturer's representatives.

         The Company's sales personnel focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. Additionally, the sales personnel of IDSC subsidiaries seek to capitalize on customer relationships that have been developed by each subsidiary through cross-selling of the various products and services offered by each subsidiary. Sales leads developed by this synergy are then jointly pursued.

CUSTOMERS

         IDSC's customer base consists primarily of Fortune 500 companies in numerous industry segments within the United States.

         The Company's largest ten customers (which varied from period to period) accounted in the aggregate for approximately 77% and 63% of the Company's total revenue during 1997 and 1998, respectively.

         Currently, the Company's major customers include:
IDS:       Baker Hughes Inteq, SAIC

IED:       EXXON Pipeline Co., Marathon Pipeline Co., Jacobs Engineering
THERMAL:   Hollingsworth Equipment, South Texas Equipment
CPM:       Powell Equipment, Gulf Interstate

IDS FAB:   Baker Hughes Processing, Chevron, Amfels, Texaco

         Based upon historical results and existing relationships with customers, the Company believes that although efforts are being made to diversify its client base, a substantial portion of its total revenue and gross profit will continue to be derived from sales to existing customers. There are no long-term commitments by such customers to purchase products or services from the Company. Sales of IDSC's subsidiaries products are typically made on a purchase order basis. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations. Similarly, the loss of any one of the Company's largest customers or the failure of any one of such customers to pay its accounts receivable on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels. There can be no assurance that the Company's customers for its engineering services will continue to enter into contracts with the Company for such services or that existing contracts will not be terminated.

CUSTOMER SERVICE AND SUPPORT

         The Company provides service and technical support to its customers in varying degrees depending upon the product line and on customer contractual arrangements. The Company's support staff provides initial telephone troubleshooting services for end-user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns and tracking completion of repaired goods in support of customer requirements. Technical support also provides on-site engineering support in the event that a technical issue can not be resolved over the telephone. The Company provides limited warranty coverage for its products for varying time periods depending on a variety of factors.

DEPENDENCE UPON SUPPLIERS

         The Company's businesses depend upon the ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. The Company's suppliers are not obligated to have products on hand for timely delivery to the Company nor can they guarantee product availability in sufficient quantities to meet the Company's demands. There can be no assurance that such products will be available as required by the Company at prices or on terms acceptable to the Company. The Company procures a majority of its components from distributors in order to obtain competitive pricing, maximize product availability and maintain quality control.

         In some cases, IDS' computer components are purchased through a single source. IDS does not always have a long term purchasing contract in place to purchase computer components from single sources. In the normal course of business, IDS executes blanket purchase orders with its major suppliers for a period of one year in order to maintain competitive pricing and service. The purchase orders include provisions for the delivery, on a monthly basis, of an adequate supply of computer parts to fulfill the Company's orders for a period of one year

         IDS purchases from other manufacturers substantially all peripheral devices and components used in its products and systems. A majority of the components and peripherals are available from a number of different suppliers, although certain major items are procured from single sources. Management believes that alternate sources could be developed for such single source items, if necessary, however, in the event that certain peripheral or component shortages were to occur, it could have an adverse effect on IDS' operations.

         The business in which IDS competes is characterized by rapid technological change and frequent introduction of new products and product enhancements. IDS' success depends in large part on its ability to identify and obtain products that meet the changing requirements of the marketplace. IDS could experience delays in the receipt of these integral products. There can be no assurance that IDS will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. IDS attempts to maintain a level of inventory required to meet its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Accordingly, the failure of IDS' suppliers to maintain adequate inventory levels of computer products demanded by its existing and potential customers and to react effectively to new product introductions could have a material adverse affect on the Company's financial condition and results of operations. Failure of IDS to gain sufficient access to new products or product enhancements could also have a material adverse affect on the Company's financial condition and results of operations.

         Thermal currently stocks key components due to long lead times. Fans are purchased on individual purchase orders. Thermal has increased its stocking level of this component, because of the potential delays in manufacturing which would be caused by its inability to procure this important element.

         All of CPM's products are manufactured using components and materials that are readily available from numerous domestic suppliers. CPM has approximately ten principal suppliers of components and each of those could be replaced with several competitors; therefore, CPM anticipates no difficulty in obtaining components in sufficient quantities and in a timely manner to support its manufacturing and assembly operations.

         IDS FAB acquires its products through numerous original equipment manufacturers, fabricators and distributors. The company believes that alternative sources of supply could be obtained in a timely manner if any of these relationships were canceled. The company does not believe that the loss of any one of these relationships with its distributors would have a material adverse effect on the financial condition or results of operations of IDS FAB. Representative manufacturers of products distributed by IDS FAB include Chubb, Kidde, Keystone Valve, Elkhart and Akron.

         There can be no assurance that IDSC's subsidiaries will be able to continue to obtain the necessary components from any of its single sources on terms acceptable to the Company, if at all. There can be no assurance that such relationships will continue or that, in the event of a termination of its relationship, it would be able to obtain alternative sources of supply without a material disruption in the Company's ability to provide products to its customers. Any material disruption in the Company's supply of products would have a material adverse effect on the

Company's financial condition and results of operations. No one manufacturer or vendor provides products that account for 10% or more of the Company's revenues.

PATENTS, TRADEMARKS, LICENSES

         The Company's success depends in part upon its proprietary technology, and it relies primarily on trade secrecy and confidentiality agreements to establish and protect its rights in its proprietary technology. The Company does not own the rights to any U.S. or foreign patents. There can be no assurance that the Company's present protective measures will be adequate to prevent unauthorized use or disclosure of its technology or independent third party development of the same or similar technology. Although the Company's competitive position could be affected by its ability to protect its proprietary and trade secret information, the Company believes other factors, such as the technical expertise and knowledge of the Company's management and technical personnel, and the timeliness and quality of support services provided by the Company, to be more significant in maintaining the Company's competitive position.

       The Company currently has no patents, trademarks, licenses or royalty agreements.

GOVERNMENT REGULATIONS

         Certain of the Company's subsidiaries are subject to various laws and regulations relating to its business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration. The Company is not currently aware of any situation or condition that it believes is likely to have a material adverse effect on its results of operations or financial condition.

RESEARCH AND DEVELOPMENT

         Research and development cost for 1998 was $25,049. 1997 expenditures for research and development was $148,259. As of December 31, 1998 there were no ongoing research and development activities.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 135 individuals within its five subsidiaries; approximately twelve were employed in sales, marketing and customer services; fifty-one were employed in engineering; fifty-four were employed in technical production positions; and seventeen were employed in administration, finance and management information systems. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plan. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

         Except as noted below, the Company leases its principal executive offices in Houston, Texas, which consist of approximately 20,525 square feet that has been divided into administrative, sales, and engineering offices. Approximately 12,000 square feet of this space is currently utilized for production operations and warehouse space for the IDS and CPM operations. On September 1, 1998 the Company leased 2,370 square feet of adjoining office space for expansion of its' IED operation. As a result of this expansion, a fourth amendment of its lease was executed which extended the lease to August 31, 2002.

         On February 10, 1999, IED signed a lease for its newly established office in Tulsa, Oklahoma. This office space consists of 5,400 square feet in a one-story office building. The lease is for a term of two years, ending on February 28, 2001. The base monthly rent is $2,925. with an additional Common Area fee of $225. per month. Management believes that it has the ability to sustain substantial additional sales growth without having to expand its facilities or relocate its offices.

         As a result of the acquisition of Thermal, the land and property previously leased by Thermal was purchased by Thermal for $500,000, consisting of $50,000 cash advance from the Company and a note payable in the amount of $450,000. The balance on this note at December 31, 1998 was $420,830. This property consists of 4.5995 acres of land improved with a 37,725 square foot concrete tiltwall office/manufacturing facility located in Houston, Texas. Thermal owns and occupies a 37,735 square foot facility on approximately 4.5 acres which consists of approximately 2,500 square feet of office space and 35,200 square feet of manufacturing area located in Houston, Texas.

         As a result of the acquisition of CPM, the Company was able to allocate a portion of its available space occupied by IDS to serve as office and manufacturing space for the CPM. In consolidating its facilities, the Company was successful in reducing overhead and increasing operating efficiencies by vacating the existing space leased by CPM.

         The newly acquired, IDS FAB subsidiary leases a 12,650 square foot office/warehouse building situated on approximately 25,000 square feet of land in Houston, Texas. The term of the lease is three years from December 1, 1997 and ending on November 30, 2000 unless sooner terminated. A deposit in the amount of $3,795.00 for the last month's rent was paid in advance. This facility serves as the IDS FAB's sales office, warehouse, and fabrication plant. From time to time, IDS FAB subleases property adjacent to its fabrication facility on an as-needed basis to facilitate implementation of large projects. At year-end 1998, IDS FAB was the sublessor of 16,500 square feet of office/warehouse space. The term of the sublease was for three months from October 8, 1998 and ending January 8, 1999 unless sooner terminated at a monthly rate of $4,950. The sub-lease was renewed for a ninety (90) day period terminating March 8, 1999.

         At the time of the acquisition by the Company, IDS FAB had additional leased office/warehouse space of approximately 3,915 square feet in Houston, Texas. The operations of the two business units had been consolidated into the existing lease space occupied by the MIFS unit leaving this space unoccupied. The original term of the lease was for 36 months beginning December 15, 1996 and ending December 14, 1999; however, IDSC was able to negotiate a Lease Termination Agreement that allowed for early termination of the lease effective November 18, 1998 for payment of $1,570. By doing so, the Company was successful in reducing overhead and increasing operating efficiencies.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is not currently involved in any material legal proceedings and is not aware of any legal proceeding threatened against it.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.001 par value per share, is quoted on the American Stock Exchange effective June 16, 1998, under the symbol "IDS. Prior to June 16, 1998, the Company's Common Stock was traded on the NASDAQ Electronic Bulletin Board under the symbol "IDDS."

                                                                HIGH        LOW
                                                                ----        ---
       YEAR ENDED DECEMBER 31, 1997

       First Quarter....................................       9.000      6.500
       Second Quarter...................................      10.620      7.500
       Third Quarter....................................      10.000      8.370
       Fourth Quarter...................................      10.500      4.500

       YEAR ENDED DECEMBER 31, 1998

       First Quarter....................................       6.750      3.125
       Second Quarter...................................       6.000      3.250
       Third Quarter....................................       8.688      6.000
       Fourth Quarter...................................       9.375      5.875

         The foregoing figures are based on information published by Dow Jones Retrieval Service, do not reflect retail markups or markdowns and may not represent actual trades.

         As of December 31, 1998, the Common Stock was held by approximately 170 stockholders of record.

                                 DIVIDEND POLICY

         The Company has never declared or paid a cash dividend on the Common Stock. The payment of dividends in the future will depend on the Company's earnings, capital requirements, operating and financial position and general business conditions. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. The Company has not entered into any agreement which restricts its ability to pay dividends on its Common Stock in the future. See "Management's Discussion and Analysis or Plan of Operation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

         The Company was formed in 1985 to engage in the business of providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. For the period from 1985 through 1989, most of its revenues were derived from the IED segment. In 1989, the Company introduced its Industrial Products segment and has continued to introduce new products to the marketplace. In 1997, with the acquisition of Thermal, the Company expanded into the manufacture and distribution of air handling equipment for HVAC systems. The Products segment has generated sales as a percent of total revenue of 24.5% and 11.4%, for 1997 and 1998, respectively, while the Engineering segment has generated sales as a percent of total revenue of 40.5% and 32.8% for the same periods. The Air Handling segment has generated sales as a percent of total revenue of 34.9% and 27.6%, for 1997 and 1998, respectively. In 1998, with the acquisition of CPM, the Company expanded into the manufacture and distribution of uninterrupitable power systems and battery charger units and with the acquisition of IDS FAB, the Company expanded into the design and fabrication of fire detection, fire prevention equipment, environmental and safety equipment. The Power Systems segment generated sales as a percent of total revenue of 22.5% for the nine months ended December 31, 1998, and the Fabricating segment generated sales as a percent of total revenue of 5.7% for the two month period ended December 31, 1998.

         The gross margin varies between each of its operating segments. The Product segment has produced a gross margin ranging from 31.4% in 1997 to 20.2% in 1998 due to the decrease in sales volume between 1997 and 1998. The gross margin for Engineering segment which reflects direct labor costs, has ranged from 24.7% in 1997 to 28.7% in 1998. The gross margin produced by the Air Handling segment decreased from 20.2% in 1997 to 19.3% in 1998. The Power Systems segment produced a gross margin in 1998 of 30.7%. The Fabricating segment produced a gross margin of (17.1%) for a two-month period ended December 31, 1998. The overall gross margin for Industrial Data Systems Corporation
(IDSC), which includes Products, Engineering and Air Handling was 24.8% in 1997. The 1998 overall gross margin which includes Products, Engineering, Air Handling, Power Systems for nine months and Fabricating for two months was 23.0%.

YEAR 2000 (Y2K) ISSUES AND CONSEQUENCES

         The Company's program to address its Year 2000 issues has progressed as planned. Testing of the Company's internal hardware systems has been completed and all systems have been brought into Y2K compliance. Upgrading of non-compliant software systems is underway and will be completed by the end of the third quarter of 1999. Costs expended to address Year 2000 issues has been approximately $50,000 and an estimated additional $200,000 will be spent to correct Year 2000 issues. The cost to address these issues is being funded from internally-generated cash flow and are expensed as incurred.

         The Company does not own or maintain any computer controlled machinery or operations outside its primary offices and production facilities, which would be effected by non-complaint Year 2000 components. Nor does the Company rely on electronic data transmissions for critical business functions such as taking orders, issuing purchase orders or receiving payments.

         Over the past three years, the Company has required Year 2000 compliant components on all parts procured for its manufacturing process and has received certification from the manufacturers and suppliers to this effect. The Company does not rely heavily upon any single vendor for goods and services and does not have significant suppliers or vendors who share information systems.

         The Company's program to deal with Year 2000 issues includes evaluation of the effects of third-party non-compliance and the effect that non-compliance would have on the Company's ability to do business. The Company has banking relations with one major financial institution, which has indicated that they are Year 2000 compliant. The Company does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material effect on the financial position or results of operation of the Company. No material adverse effects have been identified, but the Company intends to continue its evaluation process throughout the 1999 year.

         There can be no guarantee that the Company's current efforts or its contingency plan will successfully address all the contingencies that may arise. The Company has defined critical activities which would be manually maintained in case of third party utility failures, such as electrical and telephone systems. In the event the Company is unsuccessful in addressing all its Year 2000 issues, there could be material adverse effects on the Company's financial condition and liquidity. Disruptions in the economy generally resulting from Year 2000 issues could adversely effect the Company's ability to do business. The amount of potential liability or lost revenue cannot be reasonably estimated at this time.

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statement, which are statements of future expectation and not facts. Actual results or development might differ materially from those included in the forward-looking statements because of factors such as competition and industry restructuring, changes in economic conditions, changes in laws, regulations, regulatory policies or public policies, technological developments, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                   1997                              1998
                                                                   ----                              ----
                                                         AMOUNT              %                AMOUNT           %
                                                         ------             ---               ------          ---
 Revenue:
   Computer Products............................    $    2,581,633          24.5        $   1,535,915        11.4
   Consulting Services.........................          4,239,466          40.3            4,406,585        32.8
   Thermal.....................................          3,702,898          35.2            3,707,672        27.6
   Constant Power..............................                 00           0.0            3,016,286        22.5
   IDS Fabricated Systems......................                 00           0.0              766,367         5.7
                                                    --------------      --------        -------------     -------
   Total Revenue...............................     $   10,523,977         100.0        $  13,432,825       100.0

 Gross Profit:
   Computer Products............................           810,982          31.4              309,727        20.2
   Consulting Services..........................         1,046,371          24.7            1,263,454        28.7
   Thermal......................................           748,444          20.2              715,547        19.3
   Constant Power...............................                00           0.0              926,760        30.7
   IDS Fabricated Systems.......................                00           0.0             (131,124)      (17.1)
                                                    --------------                      -------------
 Total Gross Profit.............................    $    2,605,797          24.8        $   3,084,724        23.0
 Selling, general and administrative expenses.....       1,914,818          18.2            2,203,008        16.4
 Depreciation.....................................          97,101            .9              170,564         1.3
                                                    --------------      --------        -------------     -------
     Operating income.............................         593,878           5.6              711,152         5.3

 Other income (expense)                                     (3,134)         (.03)              (5,494)       (.04)
    Income before provision for
       Income Taxes.............................           590,744           5.6              705,208         5.3

 Provision for income taxes.......................         208,249           2.0              285,376         2.1
                                                    --------------      --------        -------------     -------

 Net income after income taxes....................  $      382,495           3.6        $     419,832         3.1
                                                    --------------      --------        -------------     -------
                                                    --------------      --------        -------------     -------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         TOTAL REVENUE. Total revenue increased by $2,908,848 or 27.6% from $10,523,977 in 1997 to $13,432,825 in 1998. Revenue from the Products segment, which comprised 24.5% of total revenue in 1997, decreased by $1,045,718 or 40.5%. The decrease in Products segment revenue was generally attributable to the overall decline in sales. Revenue from the Engineering segment comprised 40.3% of total revenue in 1997 increased by $141,139 or 3.3%. Revenue from the Air Handling segment 35.2% of total revenue in 1997 increased by $44,744 or 1%.

No sales were recorded in 1997 for CPM or IDS FAB since each was acquired during 1998. CPM contributed $3,016,286 to the total revenue in 1998 during the nine months from April 1 to December 31, 1998, and IDS FAB contributed $766,367 to the total revenues during the two months from November 1 to December 1, 1998.

         GROSS PROFIT. Gross profit increased by $478,477 or 18.4% from $2,605,797 in 1997 to $3,084,724 in 1998. The gross margin for the Industrial Products decreased from 31.4% in 1997 to 20.2% in 1998. The gross margin for the IED increased from 24.7% in 1997 to 28.7% in 1998. This increase was attributable to changes in the scope of jobs being performed generating higher margins. The gross margin for the Thermal segment decreased slightly from 20.2% in 1997 to 19.3% in 1998. The CPM segment generated a gross margin of 30.7% for 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $288,190 or 15.1% from $1,914,818 in 1997 to $2,203,008 in 1998. As a percentage of total revenue, selling, general and administrative expenses decreased from 18.2% in 1997 to 16.4% in 1998. The increase was attributable to the acquisitions of CPM and IDS FAB which added additional personnel costs and increased overall general and administrative expenses. The increases were more than offset by the increased revenue generated by the additional operations.

         OPERATING INCOME. Operating income increased by $116,824 or 19.7% from $593,878 in 1997 to $710,702 in 1998. Operating income decreased as a percentage of total revenue from to 5.6% in 1997 to 5.3% in 1998.

         NET INCOME. Net income after taxes increased by $37,337 or 9.8% from $382,495 in 1997 to $419,832 in 1998. Net income after taxes decreased as a percentage of total revenue from 3.6% in 1997 to 3.1% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its cash requirements principally through operations, and as needed through its line of credit. As of December 31, 1998, the Company's cash position, including marketable securities, was, in management's judgment sufficient to meet its working capital requirements. The Company had, as of December 31, 1998, $1,150,000 in additional advances available under its line of credit with a bank. This line of credit provides for maximum borrowings of $1,150,000, which bears interest at prime plus 1% is for a term of one year and matures on May 12, 1999, the Company expects the line of credit will be renewed at that time. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has an additional term note which matures May 12, 1999, in the amount of $375,000 and bears interest at prime plus 1%. This note also is secured by accounts receivable, inventory and the personal guarantees of certain stockholders. Interest on the outstanding balance of this note is paid on a monthly basis. At its maturity on May 12, 1999, the Company expects that the line of credit term note will be renewed.

         The Company believes that it has sufficient working capital and does not intend to sell shares of its Common Stock within the next twelve months.

         The Company's working capital was $3,047,291 and $2,790,559 at December 31, 1997 and December 31, 1998, respectively.

         CASH FLOW

         Operating activities provided (used) net cash totaling ($818,061) and $551,975 during 1997 and 1998, respectively. The Company has not generated significant cash flow from operating activities due to the working capital requirements resulting from its rapid growth. Trade accounts receivable over the prior year increased $1,301,632 and decreased $660,162 for the years ended December 31, 1997 and 1998, respectively. Inventory increased by $300,149 and decreased $177,745 for the same periods.

         Investing activities used cash totaling $1,066,995 and generated $208,515 respectively, during the years ended December 31, 1997 and 1998. In 1997, the Company's investing activities that used cash was primarily related to the acquisition of Thermal and capital expenditures. In 1998, the Company's investing activities generated cash from the acquisitions of CPM and IDS FAB, which were executed primarily with the common stock of the Company.

         As of December 31, 1998, the Company had a portfolio of marketable securities with a fair market value of $676,647 and consisted of bonds and mutual funds. The mutual funds that the Company owns are open-end stock funds managed by Aim, Pioneer, and Smith Barney & Co. These mutual fund investments are generally held for longer than one year. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

         The marketable securities to be held until maturity are stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of stockholder's equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Marketable securities accounted for as trading securities are stated at market value, with unrealized gains and losses charged to income. William A. Coskey, the Company's President and Chief Executive Officer, is responsible for managing the Company's portfolio of marketable securities. The funds used in this portfolio were from generally available cash reserves.

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

         Financing activities provided cash totaling $1,367,657 and $7,630 during 1997 and 1998. During 1997, $811,929 was provided from the collection of notes receivable that were received as consideration for sales of Common Stock in 1996. Additionally, financing activities provided an increase in borrowings of $554,913 under its line of credit. The Company has additional financing amounts available on its line of credit ($1,150,000 at December 31, 1998 and at March 30, 1999). The line of credit has been used principally to finance accounts receivable and inventory purchases. Additional bank financing in the amount of $450,000 was obtained for the purchase of the facilities that Thermal had been leasing.

         ASSET MANAGEMENT

         The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had trade accounts receivable of $2,268,864 and $2,193,128 at December 31, 1997 and 1998, respectively. The number of days' sales outstanding in trade accounts receivable was 78 days and 70 days, respectively. Bad debt expenses have been insignificant (approximately .01%) for each of these periods.

ITEM 7.  FINANCIAL STATEMENTS

            The audited financial statements for Industrial Data Systems Corporation, as of December 31, 1998 and 1997 are attached hereto and made part hereof.

                                      INDEX

                                                                    Page
                                                                    ----
INDEPENDENT AUDITOR'S REPORT.......................................  26

CONSOLIDATED BALANCE SHEET - December 31, 1998.....................  27

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME -
        Years Ended December 31, 1998 and 1997.....................  28

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years Ended
        December 31, 1998 and 1997.................................  29

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended
        December 31, 1998 and 1997.................................  30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................  31

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Industrial Data Systems Corporation

We have audited the accompanying consolidated balance sheet of Industrial Data Systems Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Data Systems Corporation and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP

Houston, Texas
March 10, 1999

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                      $     1,225,821
    Marketable securities, at market value -
         Trading                                                                                           676,647
    Accounts receivable - trade, less allowance for doubtful
         accounts of approximately $40,000                                                               2,913,128
    Inventory                                                                                              917,097
    Notes receivable from stockholders                                                                     162,000
    Deferred income taxes                                                                                    8,000
    Prepaid and other                                                                                      228,115
                                                                                                   ---------------
             Total current assets                                                                        6,130,808

PROPERTY AND EQUIPMENT, net                                                                              1,050,568

OTHER ASSETS                                                                                                 1,500

GOODWILL                                                                                                   745,760
                                                                                                   ---------------
             Total assets                                                                          $     7,928,636
                                                                                                   ---------------
                                                                                                   ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                                                  $       620,383
    Current maturities of long-term debt                                                                    52,530
    Accounts payable                                                                                     1,557,985
    Income taxes payable                                                                                   157,000
    Accrued expenses and other current liabilities                                                         695,619
                                                                                                   ---------------
             Total current liabilities                                                                   3,083,517

LONG-TERM DEBT                                                                                             422,483

DEFERRED INCOME TAXES                                                                                       14,000

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 13 and 15)

STOCKHOLDERS' EQUITY :
    Common stock, $.001 par value;75,000,000 shares authorized;
         13,073,718 shares issued                                                                           13,074
    Additional paid-in capital                                                                           2,766,163
    Retained earnings                                                                                    1,644,722
                                                                                                   ---------------
                                                                                                         4,423,959
    Treasury stock, 15,323 shares, at cost                                                                 (15,323)
                                                                                                   ---------------
             Total stockholders' equity                                                                  4,408,636
                                                                                                   ---------------
             Total liabilities and stockholders' equity                                            $     7,928,636
                                                                                                   ---------------
                                                                                                   ---------------

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                    Years Ended December 31,
                                                                              -------------------------------------
                                                                                   1997                 1998
                                                                              ----------------     ----------------
OPERATING REVENUES                                                            $    10,523,977      $    13,432,825

OPERATING EXPENSES:
    Cost of goods sold                                                              7,918,180           10,348,551
    Selling, general and administrative                                             1,914,818            2,203,008
    Depreciation and amortization                                                      97,101              170,564
                                                                              ---------------      ---------------
                                                                                    9,930,099           12,722,123
                                                                              ---------------      ---------------
             Operating profit                                                         593,878              710,702

OTHER INCOME (EXPENSE):
    Realized gains on marketable securities, net                                       52,358               14,510
    Net unrealized gains (losses) on marketable securities                            (26,334)               3,772
    Interest income                                                                    36,357               55,070
    Interest expense                                                                  (64,381)             (78,846)
    Other income                                                                       (1,134)                   -
                                                                              ---------------      ---------------
                                                                                       (3,134)              (5,494)
                                                                              ---------------      ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                              590,744              705,208

PROVISION FOR INCOME TAXES:
    Federal                                                                           176,830              292,810
    State                                                                              24,095               24,900
    Deferred                                                                            7,324              (32,334)
                                                                              ---------------      ---------------
                                                                                      208,249              285,376
                                                                              ---------------      ---------------
NET INCOME                                                                            382,495              419,832

OTHER COMPREHENSIVE LOSS -
    Unrealized loss on securities                                                      (1,068)                   -
                                                                              ---------------      ---------------

COMPREHENSIVE INCOME                                                          $       381,427      $       419,832
                                                                              ---------------      ---------------
                                                                              ---------------      ---------------

BASIC EARNINGS PER COMMON SHARE                                               $           .03      $           .03
                                                                              ---------------      ---------------
                                                                              ---------------      ---------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         12,756,564           12,947,280
                                                                              ---------------      ---------------
                                                                              ---------------      ---------------

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                   Common Stock                Additional
                                                          --------------------------------      Paid-in          Retained
                                                              Shares           Amount           Capital          Earnings
                                                          ---------------  ---------------   ---------------  ---------------
BALANCES, December 31, 1996                                  13,129,999    $      13,130     $   1,829,684    $     842,395
   Rescission of stock previously issued for
      contingent transaction                                   (600,000)            (600)                -                -
   Stock issuance in conjunction with acquisition               193,719              194           387,029                -
   Sale of stock from treasury  (1,000 shares)                        -                -                 -                -
   1996 offering costs                                                -                -           (40,000)               -
   Change in unrealized gain on  marketable
      securities                                                      -                -                 -                -
   Net income                                                         -                -                 -          382,495
                                                          -------------    -------------     -------------    -------------
BALANCES, December 31, 1997                                  12,723,718           12,724         2,176,713        1,224,890
   Stock issuances in conjunction with acquisitions             350,000              350           589,450                -
   Net income                                                         -                -                 -          419,832
                                                          -------------    -------------     -------------    -------------
BALANCES, December 31, 1998                                  13,073,718    $      13,074     $   2,766,163    $   1,644,722
                                                          ---------------  ---------------   ---------------  ---------------
                                                          ---------------  ---------------   ---------------  ---------------




                                                           Accumulated
                                                          Comprehensive       Treasury
                                                               Loss            Stock             Total
                                                          ---------------  ---------------   ---------------
BALANCES, December 31, 1996                               $       1,068    $     (16,138)    $   2,670,139
   Rescission of stock previously issued for
      contingent transaction                                          -                -              (600)
   Stock issuance in conjunction with acquisition                     -                -           387,223
   Sale of stock from treasury  (1,000 shares)                        -              815               815
   1996 offering costs                                                -                -           (40,000)
   Change in unrealized gain on  marketable
      securities                                                 (1,068)               -            (1,068)
   Net income                                                         -                -           382,495
                                                          -------------    -------------     -------------
BALANCES, December 31, 1997                                           -          (15,323)        3,399,004
   Stock issuances in conjunction with acquisitions                   -                -           589,800
   Net income                                                         -                -           419,832
                                                          -------------    -------------     -------------
BALANCES, December 31, 1998                               $           -    $     (15,323)    $   4,408,636
                                                          ---------------  ---------------   ---------------
                                                          ---------------  ---------------   ---------------

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                   1997                 1998
                                                                              ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $       382,495      $       419,832
    Adjustments to reconcile net income to net cash provided by (used
         in) operating activities:
         Depreciation and amortization                                                 97,101              170,564
         Deferred income tax expense                                                    7,324              (32,334)
         Increase in trading securities, net                                          (82,044)            (301,602)
         Changes in operating assets and liabilities, net of assets acquired in business combinations:
             Accounts receivable - trade                                           (1,301,632)             660,162
             Inventory                                                               (300,149)             177,745
             Accounts payable                                                         425,640             (832,867)
             Income taxes payable                                                     (47,813)              77,302
             Accrued expenses and other current liabilities                             4,939              270,488
             Other, net                                                                (3,922)             (57,315)
                                                                              ---------------      ---------------
                 Net cash provided by (used in) operating activities                 (818,061)             551,975
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Thermal Corporation                                                  (212,563)                   -
    Purchase of IDS Fabricated Systems, Inc., net of cash received                          -              125,387
    Purchase of Constant Power Manufacturing, Inc., net of cash received                    -              112,289
    Note receivable from affiliate                                                     84,936                    -
    Payments (advances) on note receivable from stockholder                          (150,000)              50,000
    Capital expenditures                                                             (833,822)             (84,707)
    Purchases of available-for-sale securities                                         24,000                    -
    Proceeds from sale of available-for-sale securities                                (4,000)                   -
    Repayments from affiliate                                                          24,454                5,546
                                                                              ---------------      ---------------
                 Net cash provided by (used in) investing activities               (1,066,995)             208,515
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in notes payable, net                                                    554,913                    -
    Short-term repayments                                                                   -              (12,470)
    Long-term borrowings                                                                    -               20,100
    Proceeds from notes receivable issued for issuance of common stock,
         net                                                                          811,929                    -
    Sales of stock from treasury                                                          815                    -
                                                                              ---------------      ---------------
                 Net cash provided by financing activities                          1,367,657                7,630
                                                                              ---------------      ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (517,399)             768,120
CASH AND CASH EQUIVALENTS, at beginning of year                                       975,100              457,701
                                                                              ---------------      ---------------
CASH AND CASH EQUIVALENTS, at end of year                                     $       457,701      $     1,225,821
                                                                              ---------------      ---------------
                                                                              ---------------      ---------------
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                             $        12,458      $        81,000
    Income taxes paid                                                         $       160,631      $       232,632
                                                                              ---------------      ---------------
                                                                              ---------------      ---------------
NON-CASH TRANSACTIONS:
    Issuance of common stock in conjunction with purchase of Thermal
         Corporation                                                          $       387,223      $             -
    Issuance of common stock in conjunction with purchase of IDS
         Fabricated Systems, Inc.                                             $             -      $       289,800
    Issuance of common stock in conjunction with purchase of Constant
         Power Manufacturing, Inc.                                            $             -      $       300,000
    Assumption of $200,000 note payable in conjunction with purchase of
         IDS Fabricated Systems, Inc.                                         $             -      $       200,000

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION - The accompanying consolidated financial statements include the accounts of Industrial Data Systems Corporation ("IDSC" or the "Company"), a Nevada corporation, and its wholly-owned subsidiaries Industrial Data Systems, Inc., a Texas corporation, dba IDS Technical Services ("IDS"); Thermaire, Inc., a Texas corporation, dba Thermal Corporation ("Thermal"); Constant Power Manufacturing, Inc. ("CPM"), a Texas corporation, IDS Engineering, Inc. ("IED"), a Texas corporation; and IDS Fabricated Systems, Inc. ("IDS FAB"), a Texas corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

        CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in bank and investments in highly liquid money market mutual funds.

        INVENTORY - Inventory is composed primarily of raw materials and component parts (computer components, sheet metal, copper tubing, blower fans and fan motors) and is carried at the lower of cost or market value, with cost determined on the first-in, first out ("FIFO") method of accounting.

        REVENUE RECOGNITION - The Company's revenues are composed of product sales and engineering service revenue. The Company recognizes service revenue when such services are performed and product sales upon shipment to the customer.

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

        PROPERTY AND EQUIPMENT - All property and equipment is stated at cost, adjusted for accumulated depreciation. Depreciation on all property and equipment, other than land, building and improvements, is calculated using an accelerated method over the estimated useful lives of the related assets, which is five years. Depreciation on the building is calculated using a straight-line method over the useful life, which is 40 years. Leasehold improvements are amortized over the term of the related lease.

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        GOODWILL - The Company capitalizes the excess purchase price over the fair value of net assets acquired ("goodwill") and amortizes this intangible asset on a straight-line basis over 5-10 years.

        LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

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

        EARNINGS PER SHARE - Basic earnings per share was computed by dividing net income by the weighted average common shares outstanding as of December 31, 1997 and 1998. There were no dilutive securities at December 31, 1997 and 1998.

        USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.

        SIGNIFICANT ESTIMATE - The Company's management has made significant estimates related to the realizability of the Company's goodwill associated with the acquisition of IDS-FAB (see Note 14). The estimation process involved in determining if assets have been impaired is inherently uncertain since it requires estimates of current market yields as well as future events and conditions, which could change these estimates in the near term.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        COMPREHENSIVE INCOME - Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities.

        RECLASSIFICATIONS - Amounts in prior years' financial statements are reclassified as necessary to conform with the current year's presentation. Such reclassifications had no effect on net income.

1.      MARKETABLE SECURITIES

        Marketable securities at December 31, 1998 are summarized as follows:

                                                       GROSS             GROSS
                                                     UNREALIZED       UNREALIZED           FAIR
                                      COST             GAINS            LOSSES            VALUE
                                  --------------   ---------------   --------------   ---------------
Trading:
   Common stocks                  $     291,830    $       2,456     $           -    $     294,286
   Bond                                 300,000                -                 -          300,000
   Other                                 50,000           32,361                 -           82,361
                                  -------------    -------------     -------------    -------------
                                  $     641,830    $      34,817     $           -    $     676,647
                                  -------------    -------------     -------------    -------------
                                  -------------    -------------     -------------    -------------

2.      AFFILIATE RECEIVABLES

        The Company has several notes receivable due from stockholders. The notes receivable are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually. During the years ended December 31, 1997 and 1998, the Company recognized interest income of approximately $10,000 and $18,000, respectively, on these notes.

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31, 1998:

              Land                                                $      90,000
              Furniture and fixtures                                    110,118
              Computer equipment                                        258,044
              Building                                                  605,000
              Shop equipment                                            203,031
              Leasehold improvements                                     85,118
                                                                  -------------
                                                                      1,351,311
              Accumulated depreciation and amortization                (300,743)
                                                                  -------------
                                                                  $   1,050,568
                                                                  -------------
                                                                  -------------

4.      NOTES PAYABLE

        The Company entered into a Revolving Credit Note with a bank on July 12, 1998 in the amount of $1,150,000, bearing interest at prime + 1% (8.75% at December 31, 1998) and maturing on May 12, 1999. The Company made no draws under the agreement during the year ended December 31, 1998.

        In June of 1998, the Bank lines of credit for IDS and Thermal were converted into a term note that matures on May 12, 1999. The note bears interest at prime + 1% (8.75% at December 31, 1998). The outstanding balance due at December 31, 1998 was $375,000. The note is collateralized by the accounts receivable and inventory of the Company.

        The Company assumed a term note payable with a bank of $200,000 bearing interest at 6.9% as part of the acquisition of IDS-FAB (see Note 14). This note, which expires on June 25, 1999, is collateralized by a certificate of deposit at the bank. The entire $200,000 was outstanding at December 31, 1998. Interest on the outstanding amount is due and payable monthly.

        The Company is financing a portion of its insurance each year on a short-term basis, with a balance of $45,383 at December 31, 1998.

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      LONG-TERM DEBT

        The Company has a term note payable with a bank of $450,000 at 8.88% (Ordinary Interest). The loan, which expires on February 28, 2002, is collateralized by land and building acquired in the purchase of Thermal (see Note 14). There was $420,671 outstanding under this note at December 31, 1998. Interest on the outstanding amount is due and payable monthly.

        The Company is financing a portion of its insurance over 23 months bearing interest at 7.95% with a remaining balance of $54,342 at December 31, 1998.

        Future maturities of long-term debt are as follows:

                   YEARS ENDING DECEMBER 31,
                              1999                          $       52,530
                              2000                                  39,046
                              2001                                  21,238
                              2002                                 362,199
                                                            --------------
                     Total                                         475,013
                     Less current portion                          (52,530)
                                                            --------------
                     Long-term debt                         $      422,483
                                                            --------------
                                                            --------------

6.      LEASES

        The Company leases office space under two non-cancelable operating leases. Total rent expense for the years ended December 31, 1998 and 1997 was $205,000 and $109,000, respectively. Future minimum rentals due under the non-cancelable operating leases with an original term of at least one year are as follows:

                   YEARS ENDING DECEMBER 31,
                              1999                          $      195,000
                              2000                                 198,000
                              2001                                 203,000
                              2002                                 165,000
                                                            --------------
                                                            $      761,000
                                                            --------------
                                                            --------------

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      PROFIT SHARING PLAN

        The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees. Under the terms of the Plan, the Company will make matching contributions equal to 50% of employee contributions up to 3% of employee compensation, as defined. Employees may make contributions up to 15% of their compensation, subject to certain maximum contribution limitations. The employer's contributions vest on a schedule of 25% per year for four years. The Company made contributions to the Plan of $72,000 and $93,000 for the years ended December 31, 1997 and 1998, respectively.

8.      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

        The Company manufactures and distributes industrial and portable computers and computer monitors, power systems and battery chargers, and air handling equipment for air conditioning and heating systems to commercial companies primarily in the southern states and provides pipeline engineering and fabricated systems and services primarily to major integrated oil and gas companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful for collection.

        The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

        For the year ended December 31, 1997, the Company had sales to five major customers in the Engineering and Thermal segments totaling approximately $6,630,000, representing 63% of total revenues for the year. For the year ended December 31, 1998, the Company had sales to one major customer in the Engineering segment totaling approximately $2,533,000 which represents 19% of total revenues. At December 31, 1998, amounts due from three customers who individually had amounts due in excess of 10% of trade receivables totaled $1,068,000.

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      STOCKHOLDERS' EQUITY

        In 1997, the Company issued 193,719 shares of common stock as part of the acquisition of Thermal Corporation (see Note 14).

        In 1998, the Company issued 300,000 shares of common stock as part of the CPM acquisition and 50,000 shares as part of the IDS-FAB acquisition (see Note 14).

10.     FEDERAL INCOME TAXES

        The following is a reconciliation of expected to actual income tax expense:

                                                                       YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                       1997                1998
                                                                 -----------------    ----------------
Federal income tax expense at 34%                                $       200,853      $       239,770
State and foreign taxes                                                   15,902               16,434
Nondeductible expenses                                                     1,665               16,775
Other                                                                    (10,171)              12,397
                                                                 ---------------      ---------------
                                                                 $       208,249      $       285,376
                                                                 ---------------      ---------------
                                                                 ---------------      ---------------

        The components of the Company's deferred tax liability consisted of the following as of December 31, 1998:

Deferred tax asset:
   Allowance for doubtful accounts                                                    $         8,000
   Tax accounting change from cash basis to accrual basis -
      IDS-FAB acquisition                                                                     143,000
Deferred tax liabilities:
   Tax accounting change from cash basis to accrual basis -
      CPM Acquisition                                                                        (142,000)
   Depreciation                                                                               (15,000)
                                                                                      ---------------
            Deferred tax liability, net                                               $        (6,000)
                                                                                      ---------------
                                                                                      ---------------

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     SEGMENT INFORMATION

        The Company operates in five business segments: (1) the manufacture and distribution of industrial computer systems to industrial and commercial companies; (2) engineering consulting services primarily to major integrated oil and gas companies; (3) the manufacture and distribution of air handling equipment for HVAC systems to commercial companies; (4) the manufacture and distribution of uninterruptible power systems and battery chargers; and (5) the design and fabrication of fire and safety equipment primarily for the oil and gas industry. Sales, operating income, identifiable assets, capital expenditures and depreciation set forth in the following table are the results of the five segments. The amount in corporate and eliminations includes amounts to eliminate intercompany items, including notes receivable and notes payable.

        Segment information for the years 1997 and 1998 was as follows:

                                                       (Thousands)
        -----------------------------------------------------------------------------------------------------------
                                                         1 9 9 7
        -----------------------------------------------------------------------------------------------------------
                                                         Air         Power
                              Products   Engineering   Handling     Systems    Fabricating  Corporate     Total
        -----------------------------------------------------------------------------------------------------------
        Net sales from
           external
           customers           $ 2,582     $ 4,265      $ 3,677     $     -      $     -     $     -      $10,524
        Operating earnings         190         310           94           -            -           -          594
        Depreciation and
           amortization              5          29           55           -            -           8           97
        Total assets               996       1,625        2,002           -            -         745        5,368
        Capital
           expenditures        $    60     $    97      $   677     $     -            -     $     -      $   834
        -----------------------------------------------------------------------------------------------------------
                                                         1 9 9 8
        -----------------------------------------------------------------------------------------------------------
        Net sales from
           external
           customers           $ 1,536     $ 4,407      $ 3,708     $ 3,016      $   766     $     -      $13,433
        Operating earnings        (362)        603           60         638         (228)          -          711
        Depreciation and
           amortization             29          47           59           -            -          36          171
        Total assets               536       2,100        1,755       1,677        1,646         215        7,929
        Capital
           expenditures        $    25     $    19      $    32     $     -      $     4     $     5      $    85
        -----------------------------------------------------------------------------------------------------------

12.     TRANSACTION WITH AFFILIATE

        In July 1997, the Company entered into a management contract with BHC Management Corporation ("BHC"), a Texas corporation. As compensation for services provided hereunder, IDS agreed to pay BHC the sum of $4,000 per month plus expenses not to exceed $500 per month. The principals of BHC are stockholders of IDS. The total payments made to BHC during 1998 and 1997 were approximately $48,000.

13.     ACQUISITIONS

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In February 1997, the Company acquired Thermal in a stock purchase. The Company paid $600,000, consisting of $212,563 in cash and 193,719 shares of the Company's common stock, which may have been put back to the Company for $2 per share at the option of the holder. Additionally, the Company purchased the facilities that Thermal had been leasing from an affiliate for $500,000. The Company obtained bank financing totaling $450,000 related to the acquisition of these facilities. This acquisition has been accounted for on the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $60,000. Previously, in 1995, the Company had issued 600,000 shares of its common stock to Thermal on a contingent basis. These shares were held in an escrow account pending completion of the acquisition, at which time these shares were released from escrow and cancelled. The aforementioned 193,719 shares were issued under revised terms of the purchase agreement. The operating results of Thermal have been included in the Company's consolidated financial statements since the date of acquisition.

        In April 1998, the Company acquired CPM in a stock purchase. The Company paid $500,000, consisting of $200,000 in cash and 300,000 shares of the Company's common stock, which may be put back to the Company for $1 per share at the option of the holder. This acquisition has been accounted for on the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $132,000. The operating results of CPM have been included in the Company's consolidated financial statements since the date of acquisition.

        In November 1998, the Company acquired IDS FAB in a stock purchase. The Company paid $389,800, consisting of $100,000 in cash and 50,000 shares of the Company's common stock, whose fair market value at the date of exchange was $289,800. This acquisition has been accounted for on the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $593,000. The operating results of IDS FAB have been included in the Company's consolidated financial statements since the date of acquisition.

        The following unaudited proforma consolidated results of operations of the years ended December 31, 1997 and 1998 assumes the Thermal, CPM and IDS-FAB acquisitions occurred as of January 1, 1997.

        (thousands, except per share data)           1997               1998
        -------------------------------------------------------------------------------
        Net sales                                 $   16,695         $   19,488
        Net earnings                                     737                306
        Basic earnings per share                         .06                .02
        -------------------------------------------------------------------------------

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In management's opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1997 or of future operations of the combined companies under the ownership and management of the Company.

14.     YEAR 2000

        The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Year 2000 problem may impact or be impacted by other entities with which the Company transacts business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes in and disagreements with the Company's accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

         Incorporated herein by reference in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

         Incorporated herein by reference in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         Incorporated herein by reference in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A.   FINANCIAL STATEMENTS

         The consolidated financial statements are contained herein as listed on the "Index" on page ? hereof.

B.   REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 1998 that have not been previously reported in the Company's Quarterly Reports on Form 10-Q.

C.   EXHIBITS

         The following Exhibits are incorporated by reference on this Annual Report on Form 10-KSB for the year ended December 31, 1998

       Number       Description
       ------       -----------

       *2.16        Stock Acquisition Agreement between MLC Enterprises, Inc.
                    and Industrial Data Systems Corporation, dated November 13,
                    1998

       *2.17        Escrow Agreement by and between Industrial Data Systems
                    Corporation, Michael L. Moore and MLC Enterprises, Inc. and
                    Johnny J. Williams (Escrow Agent) dated November 13, 1998

       *2.18        MLC Enterprises, Inc. Written Consent of all Directors in
                    Lieu of Meeting Resolving MLC Enterprises, Inc. to enter into Stock Acquisition Agreement (Exhibit 2.16)

       *2.19        MLC Enterprises, Inc. Certificate of Corporate Resolution

       *2.20        Employment Agreement dated November 1, 1998 by and between
                    MLC Enterprises, Inc. and Michael L. Moore

       *2.21        Amendment to Employment Agreement (Exhibit 2.20) dated
                    January 16, 1999

       *2.22        Industrial Data Systems Corporation Written Consent of All
                    Directors in Lieu of Meeting Resolving Purchase of MLC
                    Enterprises, Inc.

       *3.6         Bylaws, MLC Enterprises, Inc. dated November 13, 1998
                    effective August 7, 1995

       *3.7         Corporate Charter, MLC Enterprises, Inc., dated August 7,
                    1995

       *3.8 Amended Articles of Incorporation, MLC Enterprises, Inc., dated November




                    13, 1998

       *3.9         Certificate of Amendment for IDS Fabricated Systems, Inc.
                    formerly MLC Enterprises, Inc.

       *10.24       Fourth Amendment to Lease between Industrial Data Systems,
                    Inc., a Texas corporation and 600 C.C. Business Park Ltd., dated September 1, 1998

       *10.25       Lease Agreement between IDS Engineering, Inc. and d/b/a
                    Wilshire Square, dated February 8, 1999

       *10.26       Lease Agreement between MLC Enterprises, Inc.dba Marine and
                    Industrial Supply and Trust Management Company, dated
                    November 5, 1997

       *10.27       Sublease between Marine and Industrial Supply Company and
                    Input/Output, Inc., dated October 8, 1998

       *10.28       Lease Agreement between MLC Enterprises, Inc. dba Marine and
                    Industrial Supply and Vantage Houston, Inc., as Agent for
                    Greenbriar Holdings Houston, Ltd., dated December 15, 1996

       *10.29       Termination of Lease between MLC Enterprises, Inc. dba
                    Marine and Industrial Supply and Vantage Houston, Inc., as
                    Agent for Greenbriar Holdings Houston, Ltd., dated November
                    18, 1998

        21          Subsidiaries of the Registrant

        27          Financial Data Schedule

(1) Exhibits incorporated by reference on this Annual Report on Form 10-KSB for the Year ended December 31, 1998.

(*) To be filed by amendment on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange act of 1934, the Registrant has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INDUSTRIAL DATA SYSTEMS CORPORATION

Dated:  March 31, 1999

                                 By:
                                     -------------------------------------
                                 William A. Coskey, P.E., Chairman of the Board, President and Chief Executive Officer

                                 By:
                                     -------------------------------------
                                 Hulda L. Coskey, Chief Financial Officer,
                                 Secretary, Treasurer, Director

                                 By:
                                     -------------------------------------
                                 David W. Gent, P.E., Director

                                 By:
                                     -------------------------------------
                                 Gordon R. Wingate, Director

                                 By:
                                     -------------------------------------
                                 Ken J. Hedrick, Controller, Director

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange act of 1934, the Registrant has caused this Annual Report on Form 10 KSB to be signed no its behalf by the undersigned, thereunto duly authorized.

                                 INDUSTRIAL DATA SYSTEMS CORPORATION

Dated:  March 31, 1999

                                 By: /s/  William A. Coskey
                                    ----------------------------
                                 William A. Coskey, P.E., Chairman of the Board, President and Chief Executive Officer

                                 By:  /s/  Hulda L. Coskey
                                    ----------------------------
                                 Hulda L. Coskey, Chief Financial Officer,
                                 Secretary, Treasurer, Director

                                 By:  /s/  David W. Gent
                                    ----------------------------
                                 David W. Gent, P.E., Director

                                 By:  /s/  Gordon R. Wingate
                                    ----------------------------
                                 Gordon R. Wingate, Director

                                 By:  /s/  Ken J. Hedrick
                                    ----------------------------
                                 Ken J. Hedrick, Controller, Director