Form 10KSB40/A
period 1998-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1999-04-07
CIK 933738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

      Transitional Small Business Disclosure Format: Yes      No   X
                                                         ---      ---

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                               1998 FORM 10-KSB/A
                                TABLE OF CONTENTS

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


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..............17

Item 6.   Management's Discussion and Analysis or Plan of Operation.............18

Item 7.   Financial Statements .................................................23

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure..................................................40

                                    PART III

Item 9.   Directors and Executive Officers; Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act.....................40

Item 10.  Executive Compensation................................................40

Item 11.  Security Ownership of Certain Beneficial Owners and Management........40

Item 12.  Certain Relationships and Related Transactions........................40

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K .....................................40

Signatures......................................................................48


                                     PART I

         THE FOLLOWING SUMMARY IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONNECTION WITH THE MORE DETAILED INFORMATION CONTAINED HEREIN AND IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, AND THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB/A. THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND OTHER UNCERTAINTIES. IN PARTICULAR, THE COMPANY'S BUSINESS AND FINANCIAL AFFAIRS COULD BE ADVERSELY EFFECTED BY DECREASES IN OIL PRICES, BY INABILITY TO GET PARTS FROM VENDORS AND BY ITS INABILITY TO RENEW ITS LINE OF CREDIT. REFERENCES TO THE "COMPANY" OR TO "IDSC" REFER TO INDUSTRIAL DATA SYSTEMS CORPORATION. REFERENCES TO "IDS" REFER TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, INDUSTRIAL DATA SYSTEMS, INC. REFERENCES TO "IED" REFER TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, IDS ENGINEERING, INC. REFERENCES TO "THERMAL" REFERS TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, THERMAIRE, INC. DBA THERMAL CORP. REFERENCES TO "CPM" REFERS TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, CONSTANT POWER MANUFACTURING, INC. REFERENCES TO "IDS FAB" REFERS TO THE COMPANY'S WHOLLY OWNED SUBSIDIARY, IDS FABRICATED SYSTEMS, INC. DBA MARINE AND INDUSTRIAL FIRE AND SAFETY AND MARINE AND INDUSTRIAL SUPPLY COMPANY. THE CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS RELATED TO THESE SUBSIDIARIES ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB/A.

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

IDS FAB

         Effective November 1, 1998, the Company acquired MLC Enterprises, Inc., a Texas corporation formed on August 7, 1995, doing business as Marine and Industrial Fire & Safety (MIFS) and Marine and Industrial Supply Company (MISC). As agreed upon in the Stock Acquisition Agreement, the Company issued 50,000 shares of Common Stock and cash consideration of $100,000 in exchange for 100% of MLC's shares. Immediately following the acquisition, the name of the company was changed to IDS FAB and will continue to do business as MIFS. It is the Company's intention to sell or otherwise dispose of the MISC portion of IDS FAB. IDS FAB's previous owner, Michael Moore, has remained with IDS FAB as Managing Director and Vice President of Sales under an employment contract.

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

         The SafeCase Series 4000 is a proprietary design of IDS and its primary product. The SafeCase Series 4000 is a durable, rugged portable computer designed to be operated under extremely harsh environmental conditions normally encountered at industrial and commercial locations. The computer is constructed with a four slot passive backplane and three full-size open bus slots to allow the user to customize it with industry standard add-in boards. These computers are designed with dual cooling fans to control heat build-up, are fully gasketed to prevent the penetration of moisture and dust particles, and has a shock mounted disk drive which together enhance its service life. The locations and sites under which these computers are generally operated are unlike the environmental conditions under which the plastic notebook and laptop computers are operated. To complement the durability of the SafeCase Series 4000, its sturdy aluminum carrying case has been designed to withstand excessive mechanical loads.

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

         IDS FAB

         IDS FAB designs, engineers and fabricates fire protection systems and equipment for the energy and marine industries worldwide, through the MIFS portion of the business. Systems and equipment manufactured by MIFS includes foam skids, CO2 suppression systems, deluge systems, fire pumps, oscillating fire monitors and remote controlled fire monitors. MIFS also distributes fire protection products manufactured by other companies, including Chubb, Kidde, Akron and Elkhart. MIFS also fabricates process piping and skids which are not related to the fire protection industry, but are utilized by MIFS's energy and marine customers. MIFS provides field service support for installation and maintenance of these products and systems. Most of the systems manufactured by MIFS are made pursuant to specifications required for a particular order. The products and systems sold by MIFS are utilized by refineries, petrochemical plants, offshore drilling rigs, offshore production platforms and other industrial facilities. MISC, the oilfield supply portion of the business, buys and resells oilfield equipment, primarily to one account.

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

SALES AND MARKETING

         The Company's various subsidiaries derive revenues from in-house direct sales, sales representatives and catalog distributor sales. IDSC's products are primarily marketed through commissioned third-party sales representatives.
These sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. Management believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service which create and maintain the foundation for long-term relationships with its customers. The Company's in-house sales personnel are normally compensated utilizing incentive commissions which are based on either a percentage of revenues or gross profitability which can be attributed to their efforts. Management believes that its past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB/A. Footnote 12 to the Financial Statements contains segment information.

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

         The gross margin varies between each of its operating segments. The Product segment has produced a gross margin ranging from 31.4% in 1997 to 20.2% in 1998 due to the decrease in sales volume between 1997 and 1998. The gross margin for Engineering segment which reflects direct labor costs, has ranged from 24.5% in 1997 to 28.7% in 1998. The gross margin produced by the Air Handling segment decreased from 20.4% in 1997 to 19.3% in 1998. The Power Systems segment produced a gross margin in 1998 of 30.7%. The Fabricating segment produced a gross margin of (17.1%) for a two-month period ended December 31, 1998. The overall gross margin for IDSC, which includes Products, Engineering and Air Handling was 24.8% in 1997. The 1998 overall gross margin which includes Products, Engineering, Air Handling, Power Systems for nine months and Fabricating for two months was 23.0%.

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

         The Company does not own or maintain any computer controlled machinery or operations outside its primary offices and production facilities, which would be effected by non-complaint Y2K components.

         Over the past three years, the Company has required Y2K compliant components on all parts procured for its manufacturing process and has received certification from the manufacturers and suppliers to this effect. The Company does not rely heavily upon any single vendor for goods and services and does not have significant suppliers or vendors who share information systems.

         The Company's program to deal with Year 2000 issues includes evaluation of the effects of third-party non-compliance and the effect that non-compliance would have on the Company's ability to do business. The Company has banking relations with one major financial institution, which has indicated that they are Y2K compliant. The Company does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material effect on the financial position or results of operation of the Company. No material adverse effects have been identified, but the Company intends to continue its evaluation process throughout the 1999 year. However, the effect of non-compliance by external agents is not readily determinable.

         There can be no guarantee that the Company's current efforts or its contingency plan will successfully address all the contingencies that may arise. The Company has defined critical activities which would be maintained manually in case third party utility failures, such as electrical and telephone systems. In the event the Company is unsuccessful in addressing all its Year 2000 issues, there could be material adverse effect on the Company's financial condition and liquidity. Disruptions in the economy generally resulting from Year 2000 issues could adversely effect the Company's ability to do business. The amount of potential liability or lost revenue cannot be reasonably estimated at this time.

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

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                   1997                              1998
                                                                   ----                              ----
                                                         AMOUNT              %                AMOUNT           %
                                                         ------             ---               ------          ---
 Revenue:
   Products....................................     $    2,581,633          24.5        $   1,535,915        11.4
   Engineering.................................          4,265,446          40.5            4,406,585        32.8
   Air Handling................................          3,676,898          34.9            3,707,672        27.6
   Power Systems...............................                 --           0.0            3,016,286        22.5
   Fabricating.................................                 --           0.0              766,367         5.7
                                                    --------------      --------        -------------     -------
   Total Revenue...............................     $   10,523,977         100.0        $  13,432,825       100.0

 Gross Profit:
   Products.....................................           810,982          31.4              309,727        20.2
   Engineering..................................         1,046,371          24.5            1,263,454        28.7
   Air Handling.................................           748,444          20.4              715,547        19.3
   Power Systems................................                00           0.0              926,760        30.7
   Fabricating..................................                00           0.0             (131,124)      (17.1)
                                                    --------------      --------        -------------     -------
 Total Gross Profit.............................    $    2,605,797          24.8        $   3,084,724        23.0
 Selling, general and administrative expenses.....       1,914,818          18.2            2,203,008        16.4
 Depreciation and amortization....................          97,101            .9              170,564         1.3
                                                    --------------      --------        -------------     -------
     Operating income.............................         593,878           5.6              710,702         5.3

 Other income (expense)                                     (3,134)         (.03)              (5,494)       (.04)
   Income before provision for
       Income Taxes.............................           590,744           5.6              705,208         5.3

 Provision for income taxes.......................         208,249           2.0              285,376         2.1
                                                    --------------      --------        -------------     -------

 Net income after income taxes....................  $      382,495           3.6        $     419,832         3.1
                                                    --------------      --------        -------------     -------
                                                    --------------      --------        -------------     -------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     TOTAL REVENUE. Total revenue increased by $2,908,848 or 27.6% from $10,523,977 in 1997 to $13,432,825 in 1998. Revenue from the Products segment, which comprised 24.5% and 11.4% of total revenue in 1997 and 1998, respectively, decreased by $1,045,718 or 40.5%. The decrease in Products segment revenue was generally attributable to the overall decline in sales due to lack of sales initiative in 1998. Revenue from the Enginneering segment, which comprised

40.3% and 32.8% of total revenue in 1997 and 1998, respectively, increased by $141,139 or 3.3%. This slight increase was due to the segment adding lump-sum projects to its existing scope of jobs performed. Revenue from the Air Handling segment comprised 24.9% and 27.6% of total revenue in 1997 and 1998, respectively, increased by $30,774 or .8%. No sales were recorded in 1997 for the Power Systems segment or the Fabricating segment, since each was acquired during 1998. The Power Systems segment contributed $3,016,286 to the total revenue in 1998 during the nine months from April 1 to December 31, 1998, and IDS FAB contributed $766,367 to the total revenues during the two months from November 1 to December 31, 1998.

         GROSS PROFIT. Gross profit increased by $478,477 or 18.4% from $2,605,797 in 1997 to $3,084,724 in 1998. The gross margin for the Products segment decreased from 31.4% in 1997 to 20.2% in 1998. This decrease was attributable to the overall decline in sales revenue without offsetting reductions in production costs. The gross margin for the Engineering segment increased from 24.6% in 1997 to 28.7% in 1998. This increase was attributable to changes in the scope of jobs being performed generating higher margins, plus the addition of lump-sum projects being added to the product line of jobs performed by the segment. The gross margin for the Air Handling segment decreased slightly from 20.4% in 1997 to 19.3% in 1998. This decrease was due to general competition in the market. The Power Systems segment generated a gross margin of 30.7% for 1998. The Fabricating segment's gross margin for 1998 was a negative 17.1%.

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

         OPERATING INCOME. Operating income increased by $116,824 or 19.7% from $593,878 in 1997 to $710,702 in 1998. Operating income decreased as a percentage of total revenue from 5.6% in 1997 to 5.3% in 1998. This decrease was brought about by the lower gross margins in the Products segment, in the Air Handling segment and the effect of the negative gross margin in the Fabricating segment.

         NET INCOME. Net income after taxes increased by $37,337 or 9.8% from $382,495 in 1997 to $419,832 in 1998. Net income after taxes decreased as a percentage of total revenue from 3.6% in 1997 to 3.1% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its cash requirements principally through operations and as needed by borrowing under its line of credit. As of December 31, 1998, the Company's cash position, including marketable securities, was, in management's judgment sufficient to meet its working capital requirements. The Company had, as of December 31, 1998, $1,150,000 in additional advances available under its line of credit with a bank. This line of credit provides for maximum borrowings of $1,150,000, which bears interest at prime plus 1% is for a term of one year and matures on May 12, 1999. The Company expects the line of credit will be renewed at that time. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has an additional term note maturing May 12, 1999, in the amount of $375,000 and bears interest at prime plus 1%. This note also is secured by accounts receivable, inventory and the personal guarantees of certain stockholders. Interest on the outstanding balance of this note is paid on a monthly basis. At its maturity on May 12, 1999, the Company expects that the line of credit term note will be renewed.

         The Company believes that it has sufficient working capital and does not intend to sell shares of its Common Stock within the next twelve months.

         The Company's working capital was $2,790,559 and $3,047,291 at December 31, 1997 and December 31, 1998, respectively.

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

         Investing activities used cash totaling $1,066,995 and generated $208,515 respectively, during the years ended December 31, 1997 and 1998. In 1997, the Company's investing activities that used cash were primarily related to the acquisition of Thermal and capital expenditures. In 1998, the Company's investing activities were executed primarily with the common Stock of the Company for the acquisition of CPM and IDS FAB.

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

ITEM 7.  FINANCIAL STATEMENTS

            The audited financial statements for Industrial Data Systems Corporation, Inc., as of December 31, 1998 and 1997 are attached hereto and made part hereof.

                                      INDEX

                                                                    Page
                                                                    ----
INDEPENDENT AUDITOR'S REPORT.......................................  25

CONSOLIDATED BALANCE SHEET - December 31, 1998.....................  26

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME -
        Years Ended December 31, 1998 and 1997.....................  27

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years Ended
        December 31, 1998 and 1997.................................  28

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended
        December 31, 1998 and 1997.................................  29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................  30

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

STOCKHOLDERS' EQUITY :
    Common stock, $.001 par value; 75,000,000 shares authorized;
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

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
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

        SIGNIFICANT ESTIMATE - The Company's management has made significant estimates related to the realizability of the Company's goodwill associated with the acquisition of IDS FAB (see Note 14). The estimation process involved in determining if assets have been impaired is inherently uncertain since it requires estimates of current market yields as well as future events and conditions, which could change these estimates in the near term.

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

        The Company assumed a term note payable with a bank of $200,000 bearing interest at 6.9% as part of the acquisition of IDS FAB (see Note 14). This note, which expires on June 25, 1999, is collateralized by a certificate of deposit at the bank. The entire $200,000 was outstanding at December 31, 1998. Interest on the outstanding amount is due and payable monthly.

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

        In 1998, the Company issued 300,000 shares of common stock as part of the CPM acquisition and 50,000 shares as part of the IDS FAB acquisition (see Note 14).

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

        Segment information for the years 1997 and 1998 was as follows:

                                                       (Thousands)
        -----------------------------------------------------------------------------------------------------------
                                                         1 9 9 7
        -----------------------------------------------------------------------------------------------------------
                                                         Air         Power
                              Products   Engineering   Handling     Systems    Fabricating  Corporate     Total
        -----------------------------------------------------------------------------------------------------------
        Net sales from
           external
           customers           $ 2,582     $ 4,265      $ 3,677     $     -      $     -     $     -      $10,524
        Operating earnings         190         310           94           -            -           -          594
        Depreciation and
           amortization              5          29           55           -            -           8           97
        Total assets               996       1,625        2,002           -            -         745        5,368
        Capital
           expenditures        $    60     $    97      $   677     $     -      $     -     $     -      $   834
        -----------------------------------------------------------------------------------------------------------
                                                         1 9 9 8
        -----------------------------------------------------------------------------------------------------------
        Net sales from
           external
           customers           $ 1,536     $ 4,407      $ 3,708     $ 3,016      $   766     $     -      $13,433
        Operating earnings        (362)        603           60         638         (228)          -          711
        Depreciation and
           amortization             29          47           59           -            -          36          171
        Total assets               536       2,100        1,755       1,677        1,646         215        7,929
        Capital
           expenditures        $    25     $    19      $    32     $     -      $     4     $     5      $    85
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

        The following unaudited proforma consolidated results of operations of the years ended December 31, 1997 and 1998 assumes the Thermal, CPM and IDS FAB acquisitions occurred as of January 1, 1997.

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

        The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Company has incurred approximately $50,000 of remediation costs and estimates another $200,000 will be incurred toward remediation of the Year 2000 problem. Such costs are expensed as incurred.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A.   FINANCIAL STATEMENTS

         The consolidated financial statements are contained herein as listed on the "Index" on page 24 hereof.

B.   REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 1998 that have not been previously reported in the Company's Quarterly Reports on Form 10-Q.

C.   DESCRIPTION AND INDEX OF EXHIBITS

       Number       Description
       ------       -----------
        2           Agreement and Plan of Reorganization for the Purchase of
                    Industrial Data Systems, Incorporated, dated August 1, 1994(1)

        2.1 Action by Written Consent of the Board of Directors for the Purchase of Industrial Data Systems, Incorporated, a
                    Texas corporation, dated August 1, 1994(1)

        2.2 Action by Written Consent of the Stockholders for the Purchase of Industrial Data Systems, Incorporated, a Texas corporation, dated August 1, 1994(1)

        2.3         Stock Acquisition Agreement for the Purchase of Thermaire
                    Incorporated, dba Thermal Corp., dated August 15, 1995(1)

        2.4         Escrow Agreement for the Purchase of Thermaire Incorporated, dba
                    Thermal Corp., dated August 15, 1995(1)

        2.5         Earnest Money Contract for the Purchase of Thermaire Incorporated,
                    dba Thermal Corp.'s Manufacturing Facility, dated August 15, 1995(1)

        2.6         Offering Memorandum, 504D Offering of 500,000 Shares of
                    Common Stock in the State of Nevada, dated July 26, 1994(1)

        2.7         Action by the Board of Directors regarding the 504D Stock
                    Offering of 2,499,999 Shares of Common Stock, dated July
                    10, 1996(1)

        2.8         Agreement for Amendment and Substitution of Subscription
                    Agreement and Notes, dated July 10, 1996(1)


        2.9         Stock Purchase Subscription Agreement from World Glory Company Limited, dated July 10, 1996(1)

        2.10        Stock Purchase Subscription Agreement from Asian Harvest Corporation
                    Limited dated July 10, 1996(1)

        2.11        Stock Purchase Subscription Agreement from Silver Course Corporation, dated July 10, 1996(1)

        2.13        Stock Purchase Subscription Agreement from Pines Intervest Corporation, dated July 10, 1996(1)

        2.14        Stock Purchase Subscription Agreement from Wilton Assets Corp., dated
                    July 10, 1996(1)

        2.15 Stock Acquisition Agreement, dated March 25, 1998, by and among Industrial Data Systems Corporation, John L. "Jack"
                    Ripley, and Constant Power Manufacturing Incorporated.
                    Previously filed as Exhibit 2.1 on (8).

        2.16        Stock Acquisition Agreement between MLC Enterprises, Inc.
                    and Industrial Data Systems Corporation, dated November 13,
                    1998(10)

        2.17        Escrow Agreement by and between Industrial Data Systems
                    Corporation, Michael L. Moore and MLC Enterprises, Inc. and
                    Johnny J. Williams (Escrow Agent) dated November 13,
                    1998(10)

        2.18        MLC Enterprises, Inc. Written Consent of all Directors in
                    Lieu of Meeting Resolving MLC Enterprises, Inc. to enter into Stock Acquisition Agreement (Exhibit 2.16)(10)

        2.19        MLC Enterprises, Inc. Certificate of Corporate Resolution(10)

        2.20        Employment Agreement dated November 1, 1998 by and between
                    MLC Enterprises, Inc. and Michael L. Moore(10)

        2.21        Amendment to Employment Agreement (Exhibit 2.20) dated
                    January 16, 1999(10)


       2.22         Industrial Data Systems Corporation Written Consent of All
                    Directors in Lieu of Meeting Resolving Purchase of MLC
                    Enterprises, Inc.(10)

       3            Articles of Incorporation, Industrial Data Systems
                    Corporation, dated June 20, 1994(1)

       3.1 Corporate Charter, Industrial Data Systems Corporation, dated June 22, 1994(1)

       3.2 Corporate Bylaws, Industrial Data Systems Corporation, dated June 22, 1994(1)

       3.3          Articles of Incorporation, IDS Engineering, Inc., dated
                    October 15, 1997. Previously filed as Exhibit 3 on (7)

       3.4          Corporate Charter, IDS Engineering, Inc., dated October 15,
                    1997. Previously filed as Exhibit 3.1 on (7)

       3.5          Corporate Bylaws, IDS Engineering, Inc., dated October 15,
                    1997. Previously filed as Exhibit 3.2 on (7)

       3.6          Corporate Bylaws, MLC Enterprises, Inc. dated November 13, 1998 effective August 7, 1995(10)

       3.7          Corporate Charter, MLC Enterprises, Inc., dated August 7,
                    1995(10)

       3.8 Amended Articles of Incorporation, MLC Enterprises, Inc., dated November 13, 1998)(10)

       3.9          Certificate of Amendment for IDS Fabricated Systems, Inc.
                    formerly MLC Enterprises, Inc.(10)

       4.1 Revolving Credit Line with Texas Commerce Bank, N.A., dated June 11, 1996(1)

       4.2          Promissory Note plus Restricted Common Stock to John H.
                    Cameron, dated July 23, 1994(1)

       4.3          Promissory Note plus Restricted Common Stock to Charles
                    B. Pollock, et ux, dated July 23, 1994(1)

       4.4          Promissory Note payable to Industrial Data Systems
                    Corporation from World Glory Company Limited, dated July
                    15, 1996(1)

       4.5          Promissory Note payable to Industrial Data Systems
                    Corporation from Asian Harvest Corporation, Ltd., dated July
                    15, 1996(1)


       4.6          Promissory Note payable to Industrial Data Systems
                    Corporation from Silver Course Corporation, dated July
                    15, 1996(1)

       4.7          Promissory Note payable to Industrial Data Systems
                    Corporation from Pines Intervest Corporation, dated July
                    15, 1996(1)

       4.8          Promissory Note payable to Industrial Data Systems
                    Corporation from Wilton Assets Corp. dated July
                    15, 1996(1)

      10            Lease Agreement between Industrial Data Systems,
                    Incorporated, a Texas corporation, and American General
                    Life Insurance Company, dated January 16, 1991(1)

      10.1          First Amendment to Lease Agreement between Industrial Data Systems,
                    Incorporated, a Texas corporation, and American General
                    Life Insurance Company, dated December 7, 1993(1)

      10.2          Second Amendment to Lease Agreement between Industrial Data Systems
                    Corporation, a Nevada corporation, and American General
                    Life Insurance Company, dated December 29, 1994(1)

      10.3          Third Amendment to Lease Agreement between Industrial Data Systems
                    Corporation, a Nevada corporation, and American General
                    Life Insurance Company, dated December 8, 1995(1)

      10.4          Lease Agreement between Industrial Data Systems Corporation, a Nevada corporation, and Clarksburg, West Virginia Masonic
                    Building, dated June 1, 1995(1)

      10.5          Adoption Agreement for Nonstandardized Code 401(k) Profit
                    Sharing Plan, dated January 1, 1993(1)

      10.6          Blanket Service Contract - Exxon Pipeline Company (3)

      10.7          Blanket Service Contract - Marathon Oil Company (3)

      10.8          Blanket Service Contract - Texas Eastern Transmission
                    Corporation (3)

      10.9          Blanket Service Contract - Trunkline Gas Company (3)

      10.10         Blanket Service Contract - Panhandle Eastern Pipeline Company (3)

      10.11         Blanket Service Contract - ARCO Pipe Line Company (3)

      10.12         Blanket Service Contract - CNG Transmission Corporation (3)

      10.13         Blanket Service Contract - Columbia Gas Transmission
                    Corporation (3)

      10.14         Blanket Service Contract - Praxair, Inc. (3)


      10.15         Blanket Service Contract - Texas Products Pipeline Company (3)

      10.16         Volume Purchase Agreement (3)

      10.17 Lease between Industrial Data Systems, Incorporated, a Texas corporation, and 319 Century Plaza Associates, Ltd.,
                    August 18, 1997. Previously filed as Exhibit 10 on (7)

      10.18         First Amendment to Lease Agreement between Industrial Data
                    Systems, Incorporated, a Texas corporation, and 319 Century
                    Plaza Associates, dated September 19, 1997. Previously filed as Exhibit 10.1 on (7)

      10.19         Second Amendment to Lease Agreement between Industrial Data
                    Systems, Incorporated, a Texas corporation, and 319 Century
                    Plaza Associates, dated November 19, 1997. Previously filed as
                    Exhibit 10.2 on (7)

      10.20         Employment Agreement, dated March 25, 1998, by and between
                    Constant Power Manufacturing Incorporated and Jack Ripley.
                    Previously filed as Exhibit 10.19 on (8)

      10.21 First Amendment to Employment Agreement, dated April 3, 1998, by and between Jack Ripley and Constant Power Manufacturing
                    Incorporated. Previously filed as Exhibit 10.20 on (8)

      10.22         Employment Agreement, dated March 25, 1998, by and between
                    Constant Power Manufacturing Company, Inc. and R. Tilden
                    Smith. Previously filed as Exhibit 10.21 on (8)

      10.23         Pledge Agreement, dated March 25, 1998, by and between
                    Industrial Data Systems Corporation and John L. "Jack" Ripley.
                    Previously filed as Exhibit 10.22 on (8)

      10.24         Fourth Amendment to Lease between Industrial Data Systems,
                    Inc., a Texas corporation and 600 C.C. Business Park Ltd., dated September 1, 1998 (10)

      10.25         Lease Agreement between IDS Engineering, Inc. and d/b/a
                    Wilshire Square, dated February 8, 1999 (10)

      10.26         Lease Agreement between MLC Enterprises, Inc. dba Marine and
                    Industrial Supply and Trust Management Company, dated
                    November 5, 1997 (10)

      10.27         Sublease between Marine and Industrial Supply Company and
                    Input/Output, Inc., dated October 8, 1998 (10)

      10.28         Lease Agreement between MLC Enterprises, Inc. dba Marine and
                    Industrial Supply and Vantage Houston, Inc., as Agent for
                    Greenbriar Holdings Houston, Ltd., dated December 15,
                    1996 (10)


      10.29         Termination of Lease between MLC Enterprises, Inc. dba
                    Marine and Industrial Supply and Vantage Houston, Inc., as
                    Agent for Greenbriar Holdings Houston, Ltd., dated November
                    18, 1998 (10)

      10.30         Blanket Service Contract with Texaco Pipeline Company. Previously filed as Exhibit 10.18 on (4)

      11            Statement Regarding Computation of Per Share Earnings (4)(5)

      21            Subsidiaries of the Registrant (11)

      23            Consent of Lindsey, Keys & Shannon (2)

      24            Power of Attorney (2)

      27            Financial Data Schedule (11)(12)

      99            Audited Financial Statements of Thermaire, Inc. dba
                    Thermal Corp. as of and for the year ended December 31, 1996 (3)

      99.1 Unaudited Pro Forma Condensed Consolidated Balance Sheet and Statement of Income as of and for the year ended
                    December 31, 1996 for Industrial Data Systems Corporation and Thermaire, Inc. dba Thermal Corp. (3)

(1) Exhibits incorporated by reference on the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 27, 1997.
(2) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on April 14, 1997.
(3) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997.
(4) Exhibits incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 14, 1997.
(5) Exhibits incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission on November 14, 1997.
(6) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.
(7) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 10, 1998.
(8) Exhibits incorporated by reference on the Company's Form 8-K filed April 10, 1998 and Form 8-K/A filed April 29, 1998.
(9) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(10) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.
(11) Exhibit incorporated by reference on the Company's Annual Reports on Form 10-KSB.
(12) Exhibit incorporated by reference on the Company's Annual Reports on Form 10-QSB.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange act of 1934, the Registrant has caused this Annual Report on Form 10 KSB/A to be signed no its behalf by the undersigned, thereunto duly authorized.

                                 INDUSTRIAL DATA SYSTEMS CORPORATION

Dated:  April 7, 1999
       -----------------
                                 By: /s/  William A. Coskey
                                    ----------------------------
                                    William A. Coskey, P.E., Chairman of the Board,
                                    President and Chief Executive Officer

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