Form 10QSB
period 1999-03-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1999-05-17
CIK 933738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 001-14217

                       INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                                     ------
          (State or, other Jurisdiction of corporation or organization)

                                   88-0322261
                                   ----------
                     (I.R.S. Employer Identification Number)

600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS            77073-6013
---------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (281) 821-3200
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of March 31, 1999.

                    Common Stock, $.001 Par Value, 13,073,718
                    -----------------------------------------

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     NUMBER
                                                                                                                     ------
PART 1            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998...........................1

                  Condensed Consolidated Statements of Operations for the Three
                  Months ended March 31, 1999 and March 31, 1998..........................................................2

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                  ended March 31, 1999 and March 31, 1998.................................................................3

                  Notes to Condensed Consolidated Financial Statements....................................................4

ITEM 2.           Management's  Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................................5

PART II           OTHER INFORMATION

ITEM 2.           Changes in Securities...................................................................................9

ITEM 6.           Exhibits and Reports on Form 8-K.......................................................................10

                  Signature .............................................................................................12

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        FOR YEAR ENDED DECEMBER 31, 1998
                         AND MARCH 31, 1999 (UNAUDITED)

                                                                                March 31, 1999              December 31, 1998
                                                                                --------------              -----------------
                                                                                                                (audited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents:                                                     $ 1,090,789                  $1,225,821
    Marketable securities, at market value - Trading                                   642,035                     676,647
    Accounts receivable - trade, less allowance for doubtful accounts of
       approximately $40,000 and $100,000 in 1998 and 1999, respectively             2,906,816                   2,913,128
    Inventory                                                                          992,584                     917,097
    Notes receivable from stockholder                                                  162,000                     162,000
    Deferred income taxes                                                                    0                       8,000
    Prepaid and other                                                                  181,081                     228,115
                                                                                   -----------                  ----------
         Total current assets                                                      $ 5,975,305                  $6,130,808
                                                                                   -----------                  ----------
PROPERTY AND EQUIPMENT, Net                                                          1,111,744                   1,050,568
OTHER ASSETS                                                                            22,235                       1,500
GOODWILL                                                                               716,210                     745,760
                                                                                   -----------                  ----------
         Total assets                                                              $ 7,825,494                  $7,928,636
                                                                                   ===========                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                                  $   664,821                  $  620,383
    Current maturities of long-term debt                                                36,240                      52,530
    Accounts payable                                                                 1,521,089                   1,557,985
    Income taxes payable                                                                94,324                     157,000
    Accrued expenses and other current liabilities                                     255,254                     695,619
                                                                                   -----------                  ----------
         Total current liabilities:                                                  2,571,728                   3,083,517

LONG-TERM DEBT                                                                         401,727                     422,483
DEFERRED INCOME TAX                                                                     14,000                      14,000

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value; 75,000,000 shares authorized;
         13,073,718 shares issued                                                       13,074                      13,074
    Additional paid-in capital                                                       3,071,984                   2,766,163
    Retained earnings                                                                1,768,304                   1,644,722
                                                                                   -----------                  ----------
                                                                                     4,853,363                   4,423,959

    Treasury stock                                                                     (15,323)                    (15,323)
                                                                                   -----------                  ----------
         Total stockholders' equity                                                $ 4,838,040                  $4,408,636
                                                                                   -----------                  ----------
         Total liabilities and stockholders' equity                                $ 7,825,494                  $7,928,636
                                                                                   ===========                  ==========

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                           March 31, 1999             March 31, 1998
                                                                       -----------------------------------------------------
    OPERATING REVENUES                                                       $2,906,477                  $2,631,588

    OPERATING EXPENSES:
         Cost of goods sold                                                   2,043,485                   2,014,572
         Selling, general and administrative                                    619,422                     327,449
         Depreciation and amortization                                           65,938                      29,985
                                                                             ----------                  ----------
         Operating profit                                                       177,632                     259,582

    OTHER INCOME (EXPENSE)

         Realized gains on marketable securities                                      0                      16,681
         Other income                                                            22,349                           0
         Unrealized gain (loss) on marketable securities                         (4,195)                     (2,528)
         Interest income, net                                                   (14,046)                    (19,547)
                                                                             ----------                  ----------
                                                                                  4,108                      (5,394)

    INCOME  BEFORE  PROVISION FOR INCOME TAXES                                  181,740                     254,188

    PROVISION FOR INCOME TAXES                                                   58,156                      53,207
                                                                             ----------                  ----------

    NET INCOME                                                               $  123,584                  $  200,981
                                                                             ==========                  ==========

    BASIC EARNINGS  PER COMMON SHARE                                          $   0.009                   $   0.015
                                                                             ==========                  ==========

    BASIC WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                                         13,073,718                  13,023,718
                                                                             ==========                  ==========

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months Ended
                                                                                                 March 31,
                                                                                  -----------------------------------
                                                                                                (unaudited)
                                                                                           1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $     123,584          $   200,981
Changes in working capital                                                              (143,241)             390,575
                                                                                   --------------         -----------

Net cash provided (used) by operating activities                                   $     (19,657)         $   591,556

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquired                                                          (61,176)              (9,647)
Purchase of marketable securities                                                        (34,612)             (44,172)
Other assets acquired                                                                    (12,735)                  --
                                                                                   --------------         -----------

Net cash used by investing activities                                              $    (108,523)         $   (53,819)
                                                                                   --------------         -----------

CASH FLOW FROM FINANCING ACTIVITIES:

Short-term note repayments                                                               (16,290)         $    (8,560)
Increase in notes payable, net                                                            44,438                   --
Repayments on line of credit                                                             (35,000)                  --
                                                                                   --------------         -----------
Net cash provided by financing activities                                          $      (6,852)         $    (8,560)
                                                                                   --------------         -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                $    (135,032)         $   529,177

CASH AND CASH EQUIVALENTS, at beginning of period                                  $   1,225,821          $   457,701
                                                                                   --------------         -----------

CASH AND CASH EQUIVALENTS, at end of period                                        $   1,090,789          $   986,878
                                                                                   =============          ===========

*   Non-Cash Transactions:

    Issuance of common stock for acquisitions                                                 --            $ 663,269
    Issuance of common stock in conjunction with purchase
       of IDS Fabricated Systems, Inc.                                             $     289,800                   --
    Issuance of common stock in conjunction with purchase
       of Constant Power Manufacturing, Inc.                                       $     300,000                   --
    Assumption of $200,000 note payable in conjunction with
       purchase of IDS Fabricated Systems, Inc.                                    $     200,000                   --

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       The financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for the three month period ended March 31, 1999 and 1998. They reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles', have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1998 and 1997, which are included in the Company's annual report on Form 10-KSB/A. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.     NOTE RECEIVABLE FROM STOCKHOLDER:

       At March 31, 1999, the Company had notes receivable due from a stockholder in the amount of $150,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. The Company has a note receivable from another stockholder in the amount of $12,000. The note is unsecured, due by March 1, 2000 and bears interest at the rate of 6% per annum.

3.     STOCKHOLDERS' EQUITY:

       There was no issuance or retirement of the Company's Common stock during the quarter ended March 31, 1999.

4.     ACQUISITION:

       In March 1998, the Company acquired Constant Power Manufacturing Incorporated, (CPM), a Texas corporation formed in June 1989, in a stock purchase. The Company issued 300,000 shares of the Company's common stock, for 100% of CPM's shares.

       In November 1998, the Company acquired MLC Enterprises, Inc. a Texas corporation formed in August 1995, doing business as Marine and Industrial Fire & Safety (MIFS) and Marine and Industrial Supply Company
       (MISC). The Company issued 50,000 shares of the Company's common stock and cash consideration of $100,000 for 100% of MLC's shares. Subsequent to the acquisition, MLS's name was changed to IDS Fabricated Systems, Inc. (IDS FAB), and will continue to operate as MIFS.

       The shares of common stock issued by the Company has been reflected as issued and outstanding. The operating results of CPM and IDS FAB have been included in the

       Company's consolidated financial statements since the dates of acquisition. The following table reflects pro forma information as if these transactions had occurred at January 1, 1998 (in 000's except per share data).

                                                   For the Three Months
                                                   --------------------
                                                     Ended March 31,
                                                     ---------------
                                                           1998
                                                           ----
       Total Revenue                                     $ 3,900
       Net Income                                            400
       Income per Share                                      .03

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

OVERVIEW

         The Company's primary segment, Engineering, provides engineering services to the pipeline divisions of major integrated oil and gas companies. Most of the Company's revenues are derived from this segment. Recently the Company has expanded its business development efforts to include turn-key Engineering, Procurement and Construction (EPC) projects. The Company has established a marketing office in Tulsa, Oklahoma with the primary objective to pursue EPC projects. The Company's various specialty manufacturing segments provide the remainder of revenues for the Company.

         The Products segment has generated sales as a percent of total revenue of 5.9% and 24.7% for the three months ended March 31, 1999 and 1998, respectively. Engineering has generated sales as a percent of total revenue of 43.1% and 39.8% for the same periods. The Air Handling segment has generated sales as a percent of total revenue of 26.8% and 35.4% for the three months ended March 31, 1999 and 1998, respectively. In 1999, for the three months ended March 31, the Power Systems segment generated sales as a percent of total revenue of 14.9% and the Fabricating segment generated sales as a percent of total revenue of 9.3% for the same period. No sales were contributed by Power Systems segment or the Fabricating segment for the three months ended March 31, 1998, because they were acquired subsequent to that quarter.

         Gross margins vary between each of its operating segments. The Products segment sales have produced a gross margin ranging from 21.6% and 29.1% for the three months ended March 31, 1999 and 1998, respectively. The gross margin for the Engineering segment, has ranged from 37.9% in 1999 to 23.5% in 1998. The Air Handling segment's gross margin was 21.6% and 19.5% for the three months ended March 31, 1999 and 1998, respectively. The overall gross margin for the Company, which included the Products, Engineering, Air Handling, Power Systems and Fabricating segments for the three months ended March 31, 1999 was 29.7%. The overall gross margin for the Company for the same period in 1998 was 23.4%.

Gross margin for 1998 reflects the Air Handling segment only for the month of March 1998 and no contribution for the Power systems or Fabricating segments for 1998.

         The Company believes its efforts to expand into the EPC market will bring about increased revenues due to the expanded scope of involvement in total projects. As a result, it expects higher gross margins in the Engineering segment and for the overall company.

         YEAR 2000 (Y2K) ISSUES AND CONSEQUENCES

         The Company's program to address its Year 2000 issues has progressed as planned. Testing of the Company's internal hardware systems has been completed and all systems have been brought into Y2K compliance. Upgrading of non-compliant software systems is underway and will be completed by the end of the third quarter of 1999. Costs expended to address Year 2000 issues has been approximately $50,000 and an estimated additional $200,000 will be spent to correct Year 2000 issues. The cost to address these issues is being funded from internally generated cash flow and are expensed as incurred.

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

         There can be no guarantee that the Company's current efforts or its contingency plan will successfully address all the contingencies that may arise. The Company has defined critical activities which would be maintained manually in case of third party utility failures, such as electrical and telephone systems. In the event the Company is unsuccessful in addressing all its Year 2000 issues, there could be material adverse effects on the Company's financial condition and liquidity. Disruptions in the economy generally resulting from Year 2000 issues could adversely effect the Company's ability to do business. The amount of potential liability or lost revenue cannot be reasonably estimated at this time.

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

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                               1999                              1998
                                                               ----                              ----
                                                         AMOUNT               %              AMOUNT            %
                                                         ------              ---             ------           ---
Revenue:
  Products                                          $   170,180             5.9          $  650,681         24.7
  Engineering                                         1,253,849            43.1           1,048,615         39.9
  Air Handling                                          777,775            26.8             932,292         35.4
  Power Systems                                         434,291            14.9                   0          0.0
  Fabricating                                           270,382             9.3                   0          0.0
                                                    -----------           -----          ----------        -----
     Total revenue                                  $ 2,906,477           100.0          $2,631,588        100.0

Gross Profit:
  Products                                          $    36,772             1.3             189,320          7.2
  Engineering                                           475,710            16.4             246,286          9.4
  Air Handling                                          168,278             5.8             181,410          6.9
  Power Systems                                         146,014             5.0                   0          0.0
  Fabricating                                            36,218             1.2                   0          0.0
                                                    -----------           -----          ----------        -----
     Total gross profit                             $   862,992            29.7          $  617,016         23.5

Selling, general and administrative
  expenses                                              619,422            21.3             327,449         12.4
Depreciation                                             65,938             2.3              29,985          1.1
                                                    -----------           -----          ----------        -----
    Operating income                                $   177,632             6.1          $  259,582          9.9

Other income (expense)                                    4,108             0.1              (5,394)        (0.2)

    Income before provision
       for income taxes                                 181,740             6.3             254,188          9.7

Provision for income taxes                               58,156             2.0              53,207          2.0
                                                    -----------           -----          ----------        -----

Net income after income taxes                       $   123,582             4.3          $  200,981          7.7
                                                    ===========           =====          ==========        =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         TOTAL REVENUE. Total revenue increased by $274,889 or 10.4% from $2,631,588 for the three months ended March 31, 1998, compared to $2,906,477 in 1999. Revenue from the Products segment, which comprised 5.9% of total revenue for the three months ended March 31, 1999, decreased by $480,501 or 73.8%. This decrease in revenues was created due to the 1998 revenues being abnormally higher than average and to the lack of sales effort and the failure to close any new, sizeable sales orders during the 1999 period. Revenue from the Engineering segment which comprised 43.1% of total revenue for the three months ended March 31, 1999, increased by $205,234 or 19.6%. This increase is due to the expanded scope of projects awarded during the 1999 period. Revenue from the Air Handling segment, which comprised 26.8% of total revenue for the three months ended March 31, 1999, decreased $154,517 or 16.6%. This decrease was attributable, in part, to the fact that the 1998 revenue for this period was substantially higher than normal and the 1999 sales were down due to an overall decline in the market. Revenue generated by the Power Systems segment for the three months ended March 31, 1999 was $434,921 which was 14.9% of the total revenue. For the same period the Fabricating segment generated revenue of $270,382, which was 9.3% of total revenue for the period. No revenue was generated by either of these segments for the year 1998 period.

         GROSS PROFIT. Gross profit increased by $245,976 or 39.9% from $617,016 for the three months ended March 31, 1998 to $862,992 for the same period in 1999. The gross margin as a percentage of total revenues increased from 23.5% for the period ended March 31, 1998 to 29.7% for the same period in 1999. The increase was attributable to the acquisition of the Power Systems and the Fabricating segments, which contributed to the gross profit for the 1999 period and to an increase generated in the Engineering segment. The gross margin for the Products segment decreased by $152,547 from 29.1% for the period ended March 31, 1998 to 21.6% for the same period in 1999. This decrease was attributable to the decline in sales revenue in the 1999 period. The gross profit for the Engineering segment increased from 23.5% for the period ended March 31, 1998 to 37.9% for the same period in 1999. This increase was due to the increase in sales revenue in the 1999 period and to higher margins generated by the projects completed by the segment. The gross profit for the Air Handling segment increased from 19.5% for the period ended March 31, 1998 to 21.6% for the same period in 1999. This increase was attributable to the effort to lower material and labor costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $291,973 or 89.2% from $327,449 for the three months ended March 31, 1998 compared to $619,422 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses increased from 12.4% for the three months ended March 31, 1998 to 21.3% for the same period in 1999. This increase is primarily attributable to the additional selling, general and administrative expenses as a result of the acquisitions of the Power Systems and the Fabricating segments and the expense related to these operations.

         OPERATING INCOME. Operating income decreased by $81,950 or 31.6% from $259,582 for the three months ended March 31, 1998, compared to $177,632 for the same period in 1999. Operating income decreased as a percentage of total revenue from 9.9% for the three months ended March 31, 1998 to 6.1% for the same period in 1999. The decrease in operating income was a result of an increased selling, general and administrative, depreciation and amortization expenses.

         NET INCOME. Net income after taxes decreased by $77,397 or 38.5% from $200,981 for the three months ended March 31, 1998 to $123,584 for the same period in 1999. Net income after taxes decreased as a percentage of total revenue from 7.6% for the three months ended March 31, 1998 to 4.3% for the same period in 1999. This decrease is a result of the increase in selling, general and administrative expenses and their negative effect on operating income.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of March 31, 1999, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of March 31, 1999, $1,185,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $1,185,000, which bears interest at prime plus 1%, is for a term of one year and matures on May 12, 1999. The Company expects the line of credit to be renewed at this time. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company has an additional note, which has an outstanding balance of $315,000 and bears interest at prime plus 1% is for a term of one year and matures on May 12, 1999. This note also is secured by accounts receivable, inventory, and guarantees of certain stockholders. Interest on the outstanding balance of this note is paid on a monthly basis. At its maturity on May 12, 1999, the Company expects that the note will be renewed.

         The Company's working capital was $3,047,291 and $3,403,577 at December 31, 1998 and March 31, 1999, respectively.

         CASH FLOW

         Operating activities provided (used) net cash totaling $591,556 and ($19,657) for the three months ended March 31, and March 31, 1999, respectively Trade receivable decreased $6,312 since December 31, 1998. Inventory increased by $75,487 for the same period.

         Investing activities used cash totaling, $53,819 for the three months ended March 31, 1998 and used cash totaling $108,523 for the same period in 1999. The Company's investing activities that used cash during the period ended March 31, 1999 was primarily for the purchase of property and equipment and marketable securities.

         As of March 31, 1999, the Company had a portfolio of marketable securities which had a fair market value of $642,035 and consisted of common stocks, preferred stocks, bonds and mutual funds. The common stocks, preferred stocks and bonds that the Company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open-end stock funds which are managed by Smith Barney & Co. These mutual fund investments are generally held for longer than a one-year period. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

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

         Financing activities used cash totaling $6,852 for the three months ended March 31, 1999, which was activity related to notes payable The Company has additional financing amounts of $1,185,000 available on its line of credit at March 31, 1999. The line of credit has been used principally to finance accounts receivable and inventory purchases.

         ASSET MANAGEMENT

         The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $2,461,970 and $2,906,816 at March 31, 1998 and 1999, respectively. The number of days' sales outstanding in trade accounts receivable was 77 days and 85 days, respectively. Bad debt expenses have been insignificant for each of these periods.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         The following Exhibits are included with this report:

         Exhibit
         Number   Description
         -------  -----------
         2.21.a   Corrected copy of Amendment to Employment Agreement (Exhibit
                  2.21) dated January 16, 1999 (10), which was filed with the
                  December 31, 1998 10KSB/A.

         27       Financial Data Schedule

         b.       Form 8-K

         During the quarter ended March 31, 1999 the Company did not file any reports on Form 8-K

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INDUSTRIAL DATA SYSTEMS CORPORATION

Dated: May 15, 1999                  By:  /s/  Hulda L. Coskey
                                        ---------------------------------------
                                     Hulda L. Coskey, Chief Financial Officer,
                                     Secretary-Treasurer