Form 10QSB/A
period 1999-03-31
INDUSTRIAL DATA SYSTEMS CORP
filed 1999-06-03
CIK 933738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 001-14217

                       INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                        --------------------------------
                        (State or, other Jurisdiction of
                          corporation or organization)

                                   88-0322261
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS              77073-6013
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (281) 821-3200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES  X   NO
                                                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of March 31, 1999.

                    Common Stock, $.001 Par Value, 13,073,718
                    -----------------------------------------

                        QUARTERLY REPORT ON FORM 10-QSB/A
                       FOR THE PERIOD ENDED MARCH 31, 1999

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings......................................................................................10

ITEM 2.  Changes in Securities..................................................................................10

ITEM 3.  Defaults Upon Senior Securities........................................................................10

ITEM 4.  Submission of Matters to a vote of Security Holders....................................................11

ITEM 5.  Other Information......................................................................................11

ITEM 6.  Exhibits and Reports on Form 8-K.......................................................................11

         Signature .............................................................................................12

         This amendment is being filed for the sole purpose of adding two paragraphs to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1999 - Net Income."

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                              FOR YEAR ENDED DECEMBER 31, 1998
                               AND MARCH 31, 1999 (UNAUDITED)

                                                                                March 31, 1999              December 31, 1998
                                                                                --------------              -----------------
                                                                                                                (audited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents:                                                     $ 1,090,789                  $1,225,821
    Marketable securities, at market value - Trading                                   642,035                    676, 647
    Accounts receivable - trade, less allowance for doubtful accounts of
       approximately $40,000 and $100,000 in 1998 and 1999, respectively             2,906,816                   2,913,128
    Inventory                                                                          992,584                     917,097
    Notes receivable from stockholder                                                  162,000                     162,000
    Deferred income taxes                                                                    0                       8,000
    Prepaid and other                                                                  181,081                     228,115
                                                                                   -----------                  ----------
         Total current assets                                                      $ 5,975,305                  $6,130,808
                                                                                   -----------                  ----------
PROPERTY AND EQUIPMENT, Net                                                          1,111,744                   1,050,568

OTHER ASSETS                                                                            22,235                       1,500
                                                                                            71
GOODWILL                                                                               716,210                     745,760
                                                                                   -----------                  ----------
         Total assets                                                              $ 7,825,494                  $7,928,636
                                                                                   -----------                  ----------
                                                                                   -----------                  ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Notes payable                                                                  $   664,821                  $  620,383
    Current maturities of long-term debt                                                36,240                      52,530
    Accounts payable                                                                 1,521,089                   1,557,985
    Income taxes payable                                                                94,324                     157,000
    Accrued expenses and other current liabilities                                     255,254                     695,619
                                                                                   -----------                  ----------
         Total current liabilities:                                                  2,571,728                   3,083,517

LONG-TERM DEBT                                                                         401,727                     422,483
DEFERRED INCOME TAX                                                                     14,000                      14,000

STOCKHOLDERS' EQUITY:

    Common stock, $.001 par value; 75,000,000 shares authorized;
         13,073,718 shares issued                                                       13,074                      13,074
    Additional paid-in capital                                                       3,071,984                   2,766,163
    Retained earnings                                                                1,768,304                   1,644,722
                                                                                   -----------                  ----------
                                                                                     4,853,363                   4,423,959

    Treasury stock                                                                    (15,323)                    (15,323)
                                                                                   -----------                  ----------
         Total stockholders' equity                                                $ 4,838,040                  $4,408,636
                                                                                   -----------                  ----------
         Total liabilities and stockholders' equity                                $ 7,825,494                  $7,928,636
                                                                                   -----------                  ----------
                                                                                   -----------                  ----------

                        INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                                   Three Months Ended
                                                                      March 31, 1999               March 31, 1998
                                                                      -------------------------------------------
OPERATING REVENUES                                                       $2,906,477                  $2,631,588

OPERATING EXPENSES:
     Cost of goods sold                                                   2,043,485                   2,014,572
     Selling, general and administrative                                    619,422                     327,449
     Depreciation and amortization                                           65,938
                                                                         ----------                  ----------
                                                                                                         29,985
     Operating profit                                                       177,632                     259,582

OTHER INCOME (EXPENSE)

     Realized gains on marketable securities                                      0                      16,681
     Other income                                                            22,349                           0
     Unrealized gain (loss) on marketable securities                         (4,195)                     (2,528)
     Interest income, net                                                   (14,046)                    (19,547)
                                                                         ----------                  ----------
                                                                              4,108                      (5,394)

INCOME BEFORE PROVISION FOR INCOME TAXES                                    181,740                     254,188

PROVISION FOR INCOME TAXES                                                   58,156                      53,207
                                                                         ----------                  ----------
NET INCOME                                                               $  123,584                  $  200,981
                                                                         ----------                  ----------
                                                                         ----------                  ----------
BASIC EARNINGS PER COMMON SHARE                                          $    0.009                  $    0.015
                                                                         ----------                  ----------
                                                                         ----------                  ----------
BASIC WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                         13,073,718                  13,023,718
                                                                         ----------                  ----------
                                                                         ----------                  ----------

                                            2

                            INDUSTRIAL DATA SYSTEMS CORPORATION
                                      AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                                (unaudited)
                                                                                           1999               1998
                                                                                        ----------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $  123,584          $200,981
   Changes in working capital                                                             (143,241)          390,575
                                                                                        ----------          --------
   Net cash provided (used) by operating activities                                     $  (19,657)         $591,556

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property and equipment acquired                                                         (61,176)           (9,647)

   Purchase of marketable securities                                                       (34,612)          (44,172)

   Other assets acquired                                                                   (12,735)               --
                                                                                        ----------          --------
   Net cash used by investing activities                                                $ (108,523)         $(53,819)
                                                                                        ----------          --------
CASH FLOW FROM FINANCING ACTIVITIES:

   Short-term note repayments                                                              (16,290)         $ (8,560)
   Increase in notes payable, net                                                           44,438                --
   Repayments on line of credit                                                            (35,000)               --
                                                                                        ----------          --------
   Net cash provided by financing activities                                            $   (6,852)         $ (8,560)
                                                                                        ----------          --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                     $ (135,032)         $529,177

CASH AND CASH EQUIVALENTS, at beginning of period                                       $1,225,821          $457,701
                                                                                        ----------          --------
CASH AND CASH EQUIVALENTS, at end of period                                             $1,090,789          $986,878
                                                                                        ----------          --------
                                                                                        ----------          --------

*  Non-Cash Transactions:

   Issuance of common stock for acquisitions                                                    --          $663,269
   Issuance of common stock in conjunction with purchase
     of IDS Fabricated Systems, Inc.                                                    $  289,800                --
   Issuance of common stock in conjunction with  purchase
     of Constant Power Manufacturing, Inc.                                              $  300,000                --
   Assumption of $200,000 note payable in conjunction with
     purchase of IDS Fabricated Systems, Inc.                                           $  200,000                --

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

       In November 1998, the Company acquired MLC Enterprises, Inc. a Texas corporation formed in August 1995, doing business as Marine and Industrial Fire & Safety (MIFS) and Marine and Industrial Supply Company
       (MISC). The Company issued 50,000 shares of the Company's common stock and cash consideration of $100,000 for 100% of MLC's shares. Subsequent to the acquisition, MLC's name was changed to IDS Fabricated Systems, Inc. (IDS FAB), and will continue to operate as MIFS.

       The shares of common stock issued by the Company has been reflected as issued and outstanding. The operating results of CPM and IDS FAB have been included in the Company's consolidated financial statements since the dates of acquisition. The following table reflects pro forma information as if these transactions had occurred at January 1, 1998 (in 000's except per share data).

                                                             For the Three Months
                                                             Ended March 31, 1998
                                                             --------------------
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

                                                                    THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------------------------------------
                                                                   1999                              1998
                                                                   ----                              ----
                                                          AMOUNT              %              AMOUNT            %
                                                          ------             ---             ------           ---
Revenue:
  Products                                             $  170,180             5.9          $  650,681         24.7
  Engineering                                           1,253,849            43.1           1,048,615         39.9
  Air Handling                                            777,775            26.8             932,292         35.4
  Power Systems                                           434,291            14.9                   0          0.0
  Fabricating                                             270,382             9.3                   0          0.0
                                                       ----------           -----          ----------        -----
     Total revenue                                     $2,906,477           100.0          $2,631,588        100.0

Gross Profit:
  Products                                             $   36,772             1.3             189,320          7.2
  Engineering                                             475,710            16.4             246,286          9.4
  Air Handling                                            168,278             5.8             181,410          6.9
  Power Systems                                           146,014             5.0                   0          0.0
  Fabricating                                              36,218             1.2                   0          0.0
                                                       ----------           -----          ----------        -----
     Total gross profit                                $  862,992            29.7          $  617,016         23.5

Selling, general and administrative
  expenses                                                619,422            21.3             327,449         12.4
Depreciation                                               65,938             2.3              29,985          1.1
                                                       ----------           -----          ----------        -----
    Operating income                                   $  177,632             6.1          $  259,582          9.9

Other income (expense)                                      4,108             0.1              (5,394)        (0.2)
     Income before provision
        for income taxes                                  181,740             6.3             254,188          9.7

Provision for income taxes                                 58,156             2.0              53,207          2.0
                                                       ----------           -----          ----------        -----

Net income after income taxes                          $  123,582             4.3          $  200,981          7.7
                                                       ----------           -----          ----------        -----
                                                       ----------           -----          ----------        -----

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

         IDS Fabricated Systems, Inc., formerly known as MLC Enterprises, Inc. ("MLC"), was acquired in November 1998 as the Company's fifth subsidiary. MLC was acquired in exchange for 50,000 shares of the Company's Common Stock and has shown disappointing performance since the acquisition. The Company is currently in the process of determining the ongoing status of MLC and believes that the write-off of goodwill associated with this transaction is likely to be accelerated during the second quarter ending June 30, 1999.

         The former principal of MLC has filed a lawsuit against the Company alleging breach of an employment contract in addition to other related claims. The Company does not believe that there is any merit to the claims of the plaintiff in this case and has and will continue to take steps to vigorously defend against such claims. In connection with this matter, the Company has filed a counterclaim seeking damages and rescission of the MLC transaction. The Company does not believe that this litigation is material to its ongoing business operations.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is not currently involved in any legal proceedings that would have a material affect on its operations.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS  UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         The following Exhibits are included with this report:

         Exhibit
         Number            Description
         ------            -----------
         2.21.a            Amendment to Employment Agreement (Exhibit 2.21) dated
                           January 16, 1999,  which was filed with the
                           December 31, 1998 10KSB/A.

         27                Financial Data Schedule

b.       Form 8-K

         During the quarter ended March 31, 1999 the Company did not file any reports on Form 8-K.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INDUSTRIAL DATA SYSTEMS CORPORATION

Dated: June 2, 1999                By: /s/ Hulda L. Coskey
                                       -----------------------------------------
                                       Hulda L. Coskey, Chief Financial Officer,
                                       Secretary-Treasurer