Form 10QSB
period 1999-06-30
INDUSTRIAL DATA SYSTEMS CORP
filed 1999-08-16
CIK 933738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 001-14217


                      INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                   (State of incorporation or organization)

                                   88-0322261
                    (I.R.S. Employer Identification Number)


600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS         77073-6013
       (Address of Principal Executive Offices)               (Zip Code)

                                 (281) 821-3200
              (Registrant's telephone number, including area code)


    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the close of business June 30, 1999.

                   Common Stock, $.001 Par Value, 13,073,718

                        QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 1999


                               TABLE OF CONTENTS

                                                                      PAGE
                                                                     NUMBER
                                                                     ------
PART 1    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1999 and
           December 31, 1998..........................................   1

          Condensed Consolidated Statements of Operations for the
           Three Months and Six  Months ended June 30, 1999 and
           June 30, 1998..............................................   2

          Condensed Consolidated Statements of Cash Flows for the Six
           Months ended June 30, 1999 and June 30, 1998...............   3

          Notes to Condensed Consolidated Financial Statements........   4

ITEM 2    Management's Discussion and Analysis........................   5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...........................................  13

Item 2.   Changes in Securities.......................................  13

ITEM 3.   Defaults Upon Senior Securities.............................  13

ITEM 4.   Submission of Matters to a Vote of Security Holders.........  13

ITEM 5.   Other Information...........................................  14

ITEM 6.   Exhibits and Reports on Form 8-K............................  14

          Signature...................................................  15

PART I FINANCIAL INFORMATION
Item 1 Financial Statements

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            June 30, 1999    December 31, 1998
                                                                            --------------   ------------------
                                                                             (Unaudited)
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents:                                                    $1,172,879          $1,225,821
 Marketable securities, at market value - trading                                 667,197             676,647
 Accounts receivable - trade, less allowance for doubtful accounts of
    approximately $40,000 for 1998 and $110,000 for 1999, respectively          2,013,367           2,913,128
 Inventory                                                                        914,761             917,097
 Notes receivable from stockholder                                                150,000             162,000
 Deferred income taxes                                                                 --               8,000
 Prepaid and other                                                                340,230             228,115
                                                                               ----------          ----------
   Total current assets                                                         5,258,434           6,130,808
                                                                               ----------          ----------

PROPERTY AND EQUIPMENT, Net                                                     1,104,932           1,050,568

OTHER ASSETS                                                                       40,966               1,500

GOODWILL, Net                                                                      50,850             745,760
                                                                               ----------          ----------
   Total assets                                                                $6,455,182          $7,928,636
                                                                               ==========          ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable to bank                                                         $  338,254          $  620,383
 Current portion - Note payable to bank, term                                      10,827              52,530
 Accounts payable                                                                 827,979           1,557,985
 Income taxes payable                                                             275,373             157,000
 Accrued expenses and other current liabilities                                   601,381             695,619
                                                                               ----------          ----------
   Total current liabilities                                                    2,053,814           3,083,517

  Note payable to bank, term                                                      401,727             422,483

DEFERRED INCOME TAX                                                                14,000              14,000
                                                                               ----------          ----------
                Total liabilities                                               2,469,541           3,520,000
                                                                               ----------          ----------
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares authorized; 13,073,718
  shares issued in 1999, 13,073,718 shares issued in 1998                          13,074              13,074
 Additional paid-in capital                                                     2,766,163           2,766,163
 Retained earnings                                                              1,221,727           1,644,722
                                                                               ----------          ----------
                                                                                4,000,964           4,423,959

 Treasury stock                                                                   (15,323)            (15,323)
                                                                               ----------          ----------
     Total stockholders' equity                                                 3,985,641           4,408,636
                                                                               ----------          ----------
   Total liabilities and stockholders' equity                                  $6,455,182          $7,928,636
                                                                               ==========          ==========

       See accompanying notes to these consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended June 30         Six Months Ended June 30
                                                 June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                                 --------------   --------------   --------------   --------------
OPERATING  REVENUES:
  Engineering                                      $ 1,426,819      $ 1,012,285     $  2,680,668      $ 2,060,900
  Air Handling                                         934,442        1,123,146        1,712,217        2,055,438
  Power Systems                                        669,647          764,108        1,103,938          764,108
  Products                                             187,842          309,023          358,022          959,704
  Fabricating                                           48,236                0          318,618                0
                                                   -----------      -----------      -----------      -----------
                                                     3,266,986        3,208,562        6,173,463        5,840,150
COST OF REVENUES:
  Engineering                                          978,167          668,280        1,756,306        1,470,609
  Air Handling                                         711,304          747,837        1,320,801        1,487,387
  Power Systems                                        494,246          508,002          782,523          508,002
  Products                                             145,836          284,084          279,242          745,445
  Fabricating                                          113,962                0          348,128                0
                                                   -----------      -----------      -----------      -----------
                                                     2,443,515        2,208,203        4,487,000        4,211,443
                                                   -----------      -----------      -----------      -----------
  GROSS PROFIT                                         823,470        1,000,359        1,686,463        1,628,707

Selling, general and administrative                    610,254          487,982        1,229,677          915,100
Depreciation                                            23,572           25,029           89,511           54,881

OTHER INCOME (EXPENSE)
  Realized gains on marketable securities                    0          (19,213)               0           43,151
  Other income                                          63,904           20,907           86,252               37
  Unrealized gain (loss) on marketable
      securities                                        52,753                9           48,558          (21,741)
  Interest income, net                                 (16,784)         (18,040)         (30,830)         (37,615)
  Impairment of goodwill                              (735,711)               0         (735,711)               0
                                                   -----------      -----------      -----------      -----------
                                                      (635,838)         (16,337)        (631,731)         (16,168)
                                                   -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE TAXES                            (446,194)         471,011         (264,456)         642,559

TAX PROVISION                                          100,383          255,972          158,539          237,985

NET INCOME (LOSS)                                     (546,577)         215,039         (422,995)         404,573
                                                   ===========      ===========      ===========      ===========
BASIC AND DILUTED EARNINGS PER
   COMMON SHARE                                        $(0.042)          $0.016          $(0.032)          $0.031
                                                   ===========      ===========      ===========      ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                 13,073,718       13,023,718       13,073,718       13,023,718
                                                   ===========      ===========      ===========      ===========

       See accompanying notes to these consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Six Months Ended
                                                                                      June 30,
                                                               -----------------------------------------------------

                                                                       1999                           1998
                                                               -----------------------         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $ (422,995)                     $ 404,573
Non-Cash change in working capital                                        825,222                         54,881
Changes in working capital                                               (107,369)                        89,627
                                                                       ----------                      ---------
Net cash provided (used) by operating activities                          294,857                        548,631

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquired                                           (54,364)                       (60,773)
Purchase of investments                                                     9,450                       (215,042)
                                                                       ----------                      ---------
Net cash provided (used) in investing activities                          (44,914)                      (275,815)
                                                                       ----------                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long term mortgage on land and buildings                                  (20,756)                       (17,121)
Repayment on notes payable, net                                          (282,129)                            --
Borrowings from bank                                                           --                         50,000
                                                                       ----------                      ---------
Net cash provided (used) in financing activities                         (302,885)                        32,879
                                                                       ----------                      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       (52,942)                       305,695

CASH AND CASH EQUIVALENTS, at beginning of  period                      1,225,821                        457,701
                                                                       ----------                      ---------
CASH AND CASH EQUIVALENTS, at end of period                            $1,172,879                      $ 763,396
                                                                       ==========                      =========
Supplemental Cash Flow Information:
  Interest paid                                                        $   26,611                      $  37,615
  Income taxes paid                                                        70,000                        106,000

* Non-cash transactions:
  Issuance of common stock in conjunction with purchase of
   IDS Fabricated Systems, Inc.                                                --                      $ 289,800
  Issuance of common stock in conjunction with purchase of
   Constant Power Manufacturing, Inc.                                          --                      $ 300,000
  Assumption of $200,000 note payable in conjunction with
   purchase of IDS Fabricated Systems, Inc.                                    --                      $ 200,000

       See accompanying notes to these consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

   The condensed consolidated financial statements of Industrial Data Systems Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form KSB/A for the year ended December 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999; the results of operations for the three months and six months ended June 30, 1999 and 1998; and cash flows for the six months ended June 30, 1999 and 1998 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 1999.

2. NOTE RECEIVABLE FROM STOCKHOLDER:

   At June 30, 1999, the Company had notes receivable due from a stockholder in the amount of $150,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually.

3. ACQUISITIONS:

   In March 1998, the Company acquired Constant Power Manufacturing Incorporated, (CPM) in a stock purchase. The Company issued 300,000 shares of the Company's Common Stock for 100% of CPM's shares. Goodwill in the amount of $121,649 was generated from the acquisition.

   In November 1998, the Company acquired MLC Enterprises, Inc. a Texas corporation formed in August 1995, doing business as Marine and Industrial Fire & Safety (MIFS) and Marine and Industrial Supply Company (MISC). The Company issued 50,000 shares of the Company's Common Stock for 100% of MLC's shares. Cash consideration of $100,000 was paid to the previous principal as part of an employment contract. Goodwill in the amount of $784,961 was generated as a result of the acquisition. Subsequent to the acquisition, MLC's name was changed to IDS Fabricated Systems, Inc. (IDS FAB). Operations at IDS FAB have currently been suspended pending further review.
   See Part 1, Item 2.

   The shares of Common Stock issued by the Company have been reflected as issued and outstanding. The operating results of CPM and IDS FAB have been included in the Company's consolidated financial statements since the respective acquisition dates. The following table reflects proforma information as if these transactions had occurred at January 1, 1998. (in 000's, except per share data).

                           For the Three Months           For the Six Months
                           Ended June 30, 1998           Ended June 30, 1998
                        --------------------------   ---------------------------
Total Revenue                      $4,100                        $7,010
Net Income                            450                           535
Income per Share                      .03                           .04

4  IMPAIRMENT OF GOODWILL:

   During the three months ended June 30, 1999, the Company took a $735,711 non-cash write-off of goodwill associated with the acquisition of MLC Enterprises, Inc. (MLC), now known as IDS Fabricated Systems, Inc. (IDS Fab). This write-off is non-deductible for tax purposes and the tax provision has been calculated on the operating profit prior to accounting for this amount. Operations of this subsidiary have currently been suspended pending further review.

5. COMMITMENTS AND CONTINGENCIES:

   LEGAL PROCEEDINGS

   On April 7, 1999, the former principal of MLC filed a lawsuit against the Company alleging breach of an employment contract in addition to other related claims. The Company does not believe there is any merit to the claims of the plaintiff in this case and has taken and will continue to take steps to vigorously defend against such claims. In connection with this matter, the Company has filed a counterclaim seeking damages and rescission of the MLC acquisition agreement and each party has filed an action for injunctive relief. The Company does not believe that this litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements including the notes thereto, included elsewhere herein.

OVERVIEW

     The Engineering segment of the Company generates the majority of the revenues for the Company. These revenues are generated by providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. In October 1998, the engineering consulting segment, which had previously operated as Industrial Data Systems, Inc. dba IDS Engineering, was incorporated as a Texas corporation under the name of IDS Engineering, Inc.
(IED). Early in 1999, IED opened a business development office in Tulsa, Oklahoma to pursue turnkey engineering, procurement and construction (EPC) projects. The Company believes this avenue of business development will expand its market exposure and generate greater revenue potential than the specialized areas it has been primarily involved in previously.

         The Company generates other revenues through segments involved in the made-to-order manufacture of industrial equipment. Its computer products segment provides industrial grade portable and rack mounted computers for commercial use. The computer hardware market has become increasingly competitive with a larger number of companies competing for the same amount of business. Due to a steady decline in sales revenue in this segment, the Company is actively considering other electronically based product lines and is also investigating opportunities in computer systems service and consulting. The Company believes it can redirect its efforts to maintain this segment as a revenue and profit producing segment.

         In 1997, the Company acquired Thermal Corporation (Thermal), which fabricates air handling equipment for commercial heating ventilation and cooling systems. Within the next quarter, Thermal anticipates the installation of new machinery to produce a major component of the jobs it builds. This equipment is expected to increase profit margins and to expand Thermal's scope of business by creating another product line to sell.

         The Company acquired Constant Power Manufacturing, Inc., the Power Systems segment, in March 1998. This segment manufactures industrial grade battery backup systems and battery chargers. With the development of a new battery charger systems to add to its product line, the Company believes the revenue and profit margin of this segment will improve in the upcoming quarters.

         MLC Enterprises, Inc. (MLC), now known as IDS Fabricated Systems, Inc., the Fabricating segment, was acquired in November 1998. This segment designed and fabricated fire detection, fire prevention and fire fighting equipment for the oil and gas industry. The Company believes that certain representations about the financial strength and prospects of MLC Enterprises, Inc., made to the Company prior to its acquisition of MLC, were inaccurate. In addition, the Company believes that business opportunities that would have otherwise been available to MLC, have been lost or diverted as a result of the actions or inaction of MLC's former managing director. As a result of these factors, operations at IDS FAB have currently been suspended pending further review of available options. Among a variety of alternatives, the Company is considering recommencing operations at IDS FAB either as a specialty fire and safety fabricator or as a general fabrication facility; however, the Company is also considering permanently ceasing operations of that subsidiary.

YEAR 2000 (Y2K) ISSUES AND CONSEQUENCES

         The Company's program to address its Year 2000 issues has progressed as planned. Testing of the Company's internal hardware systems has been completed and all systems have been brought into Y2K compliance. Upgrading of non-compliant software systems is underway and will be completed by the end of the third quarter of 1999. Costs expended to address Year 2000 issues has been approximately $75,000 and an estimated additional $175,000 will be spent to correct Year 2000 issues. The cost to address these issues is being funded from internally generated cash flow and are expensed as incurred.

         The Company's program to deal with Year 2000 issues includes evaluation of the effects of third-party non-compliance and the effect that non-compliance would have on the Company's ability to do business. The Company has banking relations with major financial institutions, which have indicated that they are Y2K compliant. The Company does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material effect on the financial position or results of operation of the Company. No material adverse effects have been identified, but the Company intends to continue its evaluation process throughout the 1999 year. However, the effect of non-compliance by external agents is not readily determinable.

There can be no guarantee that the Company's current efforts or its contingency plan will successfully address all the contingencies that may arise. The Company has defined critical activities which would be maintained manually in case of third party utility failures, such as electrical and telephone systems. Under a "most likely worst-case Year 2000 scenario," if any of the Company's significant vendors or customers experienced a material business interruption, or if the Company lost a significant vendor or customer due to Year 2000 non-compliance issues or in the event the Company is unsuccessful in addressing all its Year 2000 issues, there could be material adverse effects on the Company's financial position, results of operations or liquidity. Disruptions in the economy generally resulting from Year 2000 issues could adversely effect the Company's ability to do business. The amount of potential liability or lost revenue cannot be reasonably estimated at this time.

FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-QSB (including statements contained in Part 1, Item 2. "Management's Discussion and Analysis" and in Part II, Item 1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate." "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth within this Quarterly Report on Form 10-QSB generally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                       Quarter Ended June 30                          Six Months Ended June 30
                                    1999                    1998                    1999                    1998
                           ----------------------   ---------------------   ---------------------   ---------------------
                              Amount         %         Amount        %         Amount        %         Amount        %
                           ------------   -------   ------------   ------   ------------   ------   ------------   ------
Revenue:
  Engineering               $1,426,819      43.7     $1,012,285     31.5      2,680,668     43.4     $2,060,900     35.3
  Air Handling                 934,442      28.6      1,123,146     35.0      1,712,217     27.7      2,055,438     35.2
  Power Systems                669,647      20.5        764,108     23.8      1,103,938     17.9        764,108     13.1
  Products                     187,842       5.7        309,023      9.6        358,022      5.8        959,704     16.4
  Fabricating                   48,236       1.5              0     0.00        318,618      5.2              0      0.0
                            ----------    ------     ----------    -----     ----------    -----     ----------    -----
     Total revenue          $3,266,986     100.0     $3,208,562    100.0     $6,173,463    100.0     $5,840,150    100.0
                            ==========    ======     ==========    =====     ==========    =====     ==========    =====
Gross Profit:
  Engineering               $  448,652      31.4     $  344,005     34.0     $  924,362     34.5     $  590,291     28.6
  Air Handling                 223,138      23.9        375,309     33.4        391,416     22.9        568,051     27.6
  Power Systems                175,401      26.2        256,106     33.5        321,415     29.1        256,106     33.5
  Products                      42,006      22.4         24,939      8.1         78,778     22.0        214,259     22.3
  Fabricating                  (65,726)   (136.3)             0      0.0        (29,510)    (9.3)             0      0.0
                            ----------    ------     ----------    -----     ----------    -----     ----------    -----
     Total gross profit     $  823,470      25.2     $1,000,359     31.2     $1,686,463     27.3     $1,628,707     27.9
                            ==========    ======     ==========    =====     ==========    =====     ==========    =====
Selling, general and
 administrative expenses       610,254      18.7        487,982     15.2      1,229,677     19.9        915,100     15.7
Depreciation                    23,572       0.7         25,029      0.8         89,511      1.4         54,881      0.9
                            ----------    ------     ----------    -----     ----------    -----     ----------    -----
    Operating income        $  189,644       5.8     $  487,348     15.2     $  367,276      5.9     $  658,726     11.3
                            ==========    ======     ==========    =====     ==========    =====     ==========    =====
Other income (expense)        (635,838)    (19.5)       (16,337)    (0.5)      (631,731)   (10.2)       (16,168)    (0.3)

Income (Loss) before
     provision for income
     taxes                  $ (446,194)    (13.7)    $  471,011     14.7     $ (264,456)    (4,3)    $  642,558     11.0
Provision for income taxes     100,383       3.1        255,972      8.0        158,539      2.6        237,385      4.1
                            ----------               ----------              ----------              ----------
Net Income (Loss)           $ (546,577)    (16.7)    $  215,039      6.7     $ (422,995)    (6.9)    $  404,573      6.9
                            ==========    ======     ==========    =====     ==========    =====     ==========    =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     TOTAL REVENUE. Total revenue increased by $58,424 or 1.8% from $3,208,562 for the three months ended June 30, 1998, compared to $3,266,986 in 1999. Revenue from Engineering, which comprised 43.7% of total revenue for the three months ended June 30, 1999, increased by $414,535 or 41.0% over the same period in 1998. This increase is due to the wider scope of projects the Engineering segment is now undertaking and the expansion into the turnkey engineering, procurement and construction (EPC) projects. Revenue from Products, which comprised 5.7% of total revenue for the three months ended June 30, 1999, decreased for the same period in 1998, by $121,182 or 39.2%. The decrease in Products revenue was attributable to increased market competition and the loss of a sizable account. Revenue from the Air Handling segment, which comprised 28.6% of total revenue for the three months ended June 30, 1999, decreased by $188,704 or 16.8% from 1998 period. The 1998 period was substantially higher than average due to a sizable job completion in the three months ended June 30, 1998. As a result, the revenue for the 1999 period showed a decrease. Revenue from the Power Systems segment which accounted for 20.5% of total revenue for the three months ended June 30, 1999, was $669,647, a decrease of $94,461 or 12.4% from the 1998 period. This decrease is attributable to a short-term drop in sales during the second quarter of 1999 as a result of a decline in capital expenditures caused by approval delays on prospective quotes. Revenue contribution from the Fabricating segment for the three months ended June 30, 1999 was $48,236 or 1.5% of the total revenue generated during that period.

     GROSS PROFIT. Gross profit decreased by $176,888 or 17.7% from $1,000,359 for the three months ended June 30, 1998 to $823,470 for the same period in 1999. The gross margin as a percentage of total revenues decreased from 31.2% for the three month period ended June 30, 1998 to 25.2% for the same period in 1999. The decrease in gross margin was attributable to drops in the gross profit margins the Air Handling and Power Systems segments. Each of these segments experienced tighter market conditions generated by increased competition during the three months ended June 30, 1999. The gross margin for the Products segment increased from 8.1% for the period ended June 30, 1998 to 22.4% for the same period in 1999. This increase was attributable to reduction in direct production costs as a result of declining sales. The gross margin for the Engineering segment decreased slightly from 34.0% for the period ended June 30, 1998 to 31.4% for the same period in 1999. The gross margin for the Air Handling segment decreased from 33.4% for the period ended June 30, 1998 to 23.9% for the same period in 1999. This decrease was due to a higher than normal margin being recorded in the 1998 period generated by a sizable job completed during that period. The gross margin for the Power Systems segment decreased from 33.5% for the period ended June 30, 1998 to 26.2% for the same period in 1999. A major effect on the overall decrease in gross margin was the negative effect brought about by the Fabricating segment for the three-month period ending June 30, 1999, which generated a negative gross margin of 136.3%. This is primarily attributable to the cost related to the acquisition of IDS FAB and the additional expense related to maintaining another production and office facility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $122,272 or 25.1% from $487,982 for the three months ended June 30, 1998 compared to $610,254 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses increased from 15.2% for the three months ended June 30, 1998 to 18.7% for the same period in 1999. The increase was due to additional costs related to the acquisition of IDS FAB.

     OPERATING INCOME. Operating income decreased by $297,704 or 61.1% from $487,348 for the three months ended June 30, 1998, compared to $189,644 for the same period in 1999. Operating income decreased as a percentage of total revenue from 15.2% for the three months ended June 30, 1998 to 5.8% for the same period in 1999. The decrease in operating income was a result of the decreases in gross margins and the increase in selling, general and administrative expenses.

     OTHER INCOME (EXPENSE). Other expense increased by $619,501 from $16,337 for the three months ended June 30, 1998 to $635,838 for the same period in 1999. This increase was due to the non-cash write-off of goodwill from the acquisition of MLC in the amount of $735,711.

  NET INCOME (LOSS) Net income after taxes decreased by $761,616 from $215,039 for the three months ended June 30, 1998 to ($546,577) for the same period in 1999. Net income after taxes decreased as a percentage of total revenue from 6.7% for the three months ended June 30, 1998 to (16.7%) for the same period in 1999. This decrease was attributable to the reduced gross margins generated in several of the segments, increases in selling, general and administrative expenses and to the non-cash write-off of goodwill.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Financial data reflected for the six months ended June 30, 1998 includes only three months (April - June) for Constant Power Manufacturing, Inc. (Power Systems) operations.

  TOTAL REVENUE. Total revenue increased by $333,312 or 5.7% from $5,840,150 for the six months ended June 30, 1998, compared to $6,173,463 in 1999. Revenue from the Products segment, which comprised 16.4% of total revenue for the six months ended June 30, 1998, decreased by $601,683 or 62.7%. The decrease in the Product segment revenue was due to market saturation of computer hardware vendors, ineffective sales and marketing efforts and the loss of some major accounts, due to competition.

  Revenue from the Engineering segment, which comprised 35.3% of total revenue for the six months ended June 30, 1998 increased by $619,768 or 30.1% from $2,060,900 in 1998 to $2,680,668 for the same period in 1999. The increase was due to the expanded scope of projects completed by the Engineering segment and to the addition of new clients.

  Revenue from the Air Handling segment, which comprised 35.2% of the total revenue for the six months ended June 30, 1998, decreased by $343,221 or 16.7% from $2,055,438 in 1998 to $1,712,217 for the same period in 1999. This decrease is primarily attributable to tighter market conditions during the six-month period in 1999 and higher than average revenues in the 1998 period.

  Revenue from the Power Systems segment increased by $339,830 for the six months ended June 30, 1999. This increase was due mainly because the 1998 revenue included only three months of revenue contribution from this segment.

  GROSS PROFIT. Gross profit increased by $57,756 or 3.5% from $1,628,707 for the six months ended June 30, 1998 to $1,686,463 for the same period in 1999. The gross margin for the Product segment decreased slightly from 22.3% in the six months ended June 30, 1998 to 22.0% for the same period in 1999. The gross margin for the Engineering segment increased from 28.6% for the period ended June 30, 1998 to 34.5% for the same period in 1999. This increase is the result of the expanded scope of projects being done by the Engineering segment in the 1999 period. The Air Handling segment's gross margin decreased from 27.6% for the six month period ended June 30, 1998 to 22.9% for the six months ended June 30, 1999. This was attributable to the decrease in revenue from the 1998 period to the 1999 period. The Power Systems segment's gross margin dropped from 33.5% for the six-month period ended June 30, 1998 to 29.1% for the 1999 period.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $314,576 or 34.4% from $915,100 for the six months ended June 30, 1998 compared to $1,229,677 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses increased from 15.7% for the six months ended June 30, 1998 to 19.9% for the same period in 1999. The increase was attributable to additional selling, general and administrative expenses related to the acquisitions of CPM and IDS FAB.

  OPERATING INCOME. Operating income decreased by $291,450 or 44.2% from $658,726 for the six months ended June 30, 1998, compared to $367,276 for the same period in 1999. Operating income decreased as a percentage of total revenue from 11.3% for the six months ended June 30, 1998 to 5.9% for the same period in 1999. The decrease in operating income was a result of reduced gross profits and increased selling, general and administrative expenses.

  OTHER INCOME (EXPENSE) Other expense increased by $615,564 from $16,167 for the six months ended June 30, 1998 to $631,731 for the same period in 1999. This increase was due to the non-cash write-off of $735,711 of goodwill related to the acquisition of MLC, which was taken during the second quarter of 1999.

  NET INCOME (LOSS) Net income before taxes decreased by $907,013 or 141.2% from $642,588 for the six months ended June 30, 1998 to ($264,455) for the same period in 1999. Net income after taxes decreased by $827,567 or 204.6% from $404,573 for the six months ended June 30, 1998 to ($422,995) for the same period in 1999. Net income after taxes decreased as a percentage of total revenue from 6.9% for the six months ended June 30, 1998 to (6.9%) for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of June 30, 1999, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements for at least the next twelve months. The Company has no current plans to raise additional funds in the next
twelve months.   The Company had, as of June 30, 1999, $840,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $1,150,000 and bears interest at prime plus 1% per annum, is for a term of one year and matures on June 30, 2000. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. In June 1998, the Company consolidated its line of credit into one line for all subsidiaries. The Company's working capital was $3,047,291 and $3,204,620 at December 31, 1998 and June 30, 1999, respectively.

     CASH FLOW

  Operating activities provided net cash totaling $548,631 for the six months ended June 30, 1998 and generated $294,857 for the six months ended June 30, 1999. Goodwill relating to the acquisition of MLC Enterprises, Inc. (now known as IDS Fabricated Systems, Inc. and referred herein as "IDS FAB") was written down during the second quarter 1999. The amount of this non-cash charge was $735,711 which represents all the remaining goodwill associated with the acquisition of this subsidiary. Operations at IDS FAB have currently been suspended pending further review. As a result of this acquisition, the Company acquired a subsidiary with significant vendor debt. The Company believes that IDS FAB will be able to arrange payment terms with vendors on a basis that will be satisfactory to the vendors. However, there can be no assurance that this will be the case. If IDS FAB is not able to negotiate satisfactory payment terms, it will need to consider other available alternatives with respect to the disposition of its business.

     Trade accounts receivable decreased $899,761 since December 31, 1998, due to collection of outstanding amounts. Inventory increased by $2,336 for the same period.

     Investing activities used cash totaling $275,815 for the six months ended June 30, 1998 and used cash totaling $44,914 for the same period in 1999. The cash used during the period ended June 30, 1998 was primarily related to the purchase of CPM and in the 1999 period it was used for the purchase of fixed assets.

     As of June 30, 1999, the Company had a portfolio of marketable securities which had a fair market value of $667,197 and consisted of common stocks, bonds and mutual funds. The common stocks and bonds that the Company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open-end stock funds which are managed by Smith Barney & Co. These mutual fund investments are generally held for longer than a one-year period. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

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

     Financing activities used cash totaling $302,885 for the six months ended June 30, 1999, which was used for repayment on the line of credit and repayment on the term note for Thermal's facilities. The Company has additional financing amounts of $840,000 available on its line of credit at June 30, 1999. The line of credit has been used principally to finance accounts receivable and inventory purchases.

     The Company's Board of Directors authorized a stock repurchase plan on June 29, 1999 authorizing the repurchase of up to 400,000 shares of the Company's common stock over a 24 month period. The funds for this plan are expected to come from surplus cash or operating funds. The plan was initiated in July 1999 with the purchase of 20,000 shares. The effects of this transaction will be reported in the third quarter ending September 30, 1999. Under the repurchase plan, an additional 380,000 shares remain authorized for repurchase.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $2,913,128 and $2,013,367 at June 30, 1998 and 1999, respectively. The number of days' sales outstanding in trade accounts receivable was 64 days and 59 days, respectively. Bad debt expenses have been insignificant for each of these periods.

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On April 7, 1999, the former principal of MLC filed a lawsuit against the Company alleging breach of an employment contract in addition to other related claims. The Company does not believe there is any merit to the claims of the plaintiff in this case and has taken and will continue to take, steps to vigorously defend against such claims. In connection with this matter, the Company has filed a counterclaim seeking damages and rescission of the MLC acquisition agreement and each party has filed an action for injunctive relief. The Company does not believe that this litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Effective April 9, 1999 Michael Moore resigned as a member of the board of IDS FAB. The remaining members of the Board of Directors unanimously accepted the resignation of Mr. Moore. He was removed as an officer of IDS FAB and terminated as an employee on April 23, 1999.

ITEM 2.    CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of the Company was held on June 8, 1999 at 2:00 p.m. at the corporate offices of the Company in Houston, Texas. A total of 12,296,555 shares of common stock, which is 94.1% of the shares outstanding on April 27, 1999 were represented at the meeting, either in person or by proxy. Two proposals were approved by the shareholders with the vote tabulations noted as follows:

1. The following directors were elected to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

DIRECTORS:                        FOR             AGAINST       ABSTAIN
                                  ---             -------       -------
William A. Coskey, P.E.        12,281,055            0           15,500
Hulda L. Coskey                12,281,055            0           15,500
David W. Gent, P.E.            12,281,055            0           15,500
Gordon R. Wingate              12,281,055            0           15,500
Ken J. Hedrick                 12,281,055            0           15,500

2. Ratification of the appointment of Hein + Associates, LLP as the Company's independent auditors.

                                  FOR              AGAINST       ABSTAIN
                                  ---              -------       -------
                               12,283,555           3,000         10,000

     These were the only matters submitted to the Shareholders at the Annual Meeting of the Shareholders.

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits
                 Exhibit 27  Financial Data Schedule

b.       Form 8-K
                 No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: August 16, 1999            By: /s/ Hulda L. Coskey
                                      --------------------------------
                                  Hulda L. Coskey, Chief Financial Officer,
                                  Secretary and Treasurer