Form 10QSB
period 1999-09-30
INDUSTRIAL DATA SYSTEMS CORP
filed 1999-11-15
CIK 933738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  EXCHANGE ACT


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]     NO [ ]



Shares outstanding of the issuer's Common Stock as of September 30, 1999 was 13,073,718.

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999


                               TABLE OF CONTENTS


                                                                            PAGE
                                                                           NUMBER
PART 1    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1999 and
          December 31, 1998...............................................    1

          Condensed Consolidated Statements of Operations for the Three
          Months  and Nine Months ended September 30, 1999 and
          September 30, 1998..............................................    2

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 1999 and September 30, 1998..........    3

          Notes to Condensed Consolidated Financial Statements............    4

ITEM 2.   Management's Discussion and Analysis............................    6

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................   13

Item 2.   Changes in Securities...........................................   14

ITEM 3.   Defaults Upon Senior Securities.................................   14

ITEM 4.   Submission of Matters to a Vote of Security Holders.............   14

ITEM 5.   Other Information...............................................   14

ITEM 6.   Exhibits and Reports on Form 8-K................................   14

          Signature.......................................................   15


PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30, 1999       December 31, 1998
                                                                                     ------------------       -----------------
                                                                                         (Unaudited)
                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                $  361,509              $1,225,821
 Marketable securities, at market value - trading                                            813,799                 676,647
 Accounts receivable - trade, less allowance for doubtful accounts of
    approximately $40,000 for 1998 and $20,000  for 1999, respectively                     2,087,226               2,913,128
 Inventory                                                                                 1,028,115                 917,097
 Notes receivable from stockholder                                                           150,000                 162,000
 Deferred income taxes                                                                            --                   8,000
 Prepaid and other                                                                           431,377                 228,115
                                                                                         -----------             -----------
   Total current assets                                                                    4,872,026               6,130,808
                                                                                         -----------             -----------
PROPERTY AND EQUIPMENT, Net                                                                1,096,317               1,050,568

OTHER ASSETS                                                                                      --                   1,500

GOODWILL, Net                                                                                154,499                 745,760
                                                                                         -----------             -----------
   Total assets                                                                           $6,122,842              $7,928,636
                                                                                         ===========             ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to bank                                                                    $  334,707              $  620,383
 Current portion - Note payable to bank, term                                                  8,050                  52,530
 Accounts payable                                                                            952,851               1,557,985
 Income taxes payable                                                                             --                 157,000
                                                                                         -----------             -----------
 Accrued expenses and other current liabilities                                              178,264                 695,619
   Total current liabilities                                                               1,473,872               3,083,517

  Note payable to bank, term                                                                 401,727                 422,483
  Deferred liabilities                                                                       171,247                      --

DEFERRED INCOME TAX                                                                           34,010                  14,000
                                                                                         -----------             -----------
   Total liabilities                                                                       2,080,856               3,520,000
                                                                                         -----------             -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares authorized; 13,073,718
  shares issued                                                                               13,074                  13,074

 Additional paid-in capital                                                                2,766,163               2,766,163
 Retained earnings                                                                         1,345,117               1,644,722
                                                                                         -----------             -----------
                                                                                           4,124,354               4,423,959

 Treasury stock                                                                              (82,368)                (15,323)
                                                                                         -----------             -----------
   Total stockholders' equity                                                              4,041,986               4,408,636
                                                                                         -----------             -----------
   Total liabilities and stockholders' equity                                             $6,122,842              $7,928,636
                                                                                         ===========             ===========

  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended September 30     Nine Months Ended September 30
                                                       1999              1998              1999             1998
                                                    -----------       -----------      ------------     ------------
OPERATING  REVENUES:
  Engineering                                       $ 1,631,762       $ 1,132,930       $ 4,312,430      $ 3,193,830
  Air  Handling                                         709,561           697,288         2,421,778        2,752,726
  Power Systems                                         422,183         1,432,343         1,526,121        2,196,451
  Products                                              120,873           364,471           478,895        1,324,175
  Fabricating                                            77,308                --           395,925               --
                                                    -----------       -----------       -----------      -----------
                                                      2,961,687         3,627,032         9,135,149        9,467,181

COST OF REVENUES:
  Engineering                                         1,153,413           761,966         2,909,719        2,232,575
  Air  Handling                                         629,637           598,973         1,950,438        2,086,360
  Power Systems                                         344,884           919,377         1,127,407        1,427,379
  Products                                              128,590           377,571           407,833        1,123,016
  Fabricating                                           (16,542)               --           331,586               --
                                                    -----------       -----------       -----------      -----------
                                                      2,239,982         2,657,887         6,726,983        6,869,330
                                                    -----------       -----------       -----------      -----------
  GROSS PROFIT                                          721,705           969,144         2,408,166        2,597,851

Selling, general and administrative                     579,440           616,830         1,809,117        1,531,930
Depreciation                                             37,188            20,566            97,148           75,447
                                                    -----------       -----------       -----------      -----------
OPERATING INCOME                                        105,077           331,748           501,901          990,474

OTHER INCOME (EXPENSE)
  Realized gains on marketable securities                30,318           120,986            99,118          164,137
  Other income                                               85               547               803              584
  Unrealized gain (loss) on marketable
  Securities                                            (83,949)          (86,098)          (35,391)        (106,839)
  Interest  (expense), net                                 (953)          (17,311)          (15,048)         (54,926)
  Impairment of goodwill                                     --                --          (765,261)              --
                                                    -----------       -----------       -----------      -----------
   Other income (expense),  net                         (54,499)           19,124          (715,779)           2,956
                                                    -----------       -----------       -----------      -----------
INCOME (LOSS) BEFORE TAXES                               50,577           350,872          (213,878)         993,430

TAX PROVISION                                           (72,812)          144,467            85,727          382,452
                                                    -----------       -----------       -----------      -----------
NET INCOME (LOSS)                                       123,389           206,405          (299,605)         610,978
                                                    ===========       ===========       ===========      ===========
BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE                                         $0.009            $0.016           $(0.023)          $0.047
                                                    ===========       ===========       ===========      ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                  13,073,718        13,023,718        13,073,718       13,023,718
                                                    ===========       ===========       ===========      ===========


  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                ---------------------------------------------
                                                                                   1999                              1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                $ (299,605)                        $ 610,978
Non-cash write-off of goodwill                                                      765,261                                --
Changes in working capital                                                         (749,866)                          236,595
                                                                                 ----------                         ---------
  Net cash provided (used) by operating activities                                 (284,210)                          847,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired                                                     (45,749)                          (72,703)
Purchase of investments                                                            (137,152)                         (270,587)
Other assets acquired                                                                    --                                --
                                                                                 ----------                         ---------
  Net cash used by investing activities                                            (182,901)                         (343,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long term mortgage on land and buildings                                            (44,480)                          (30,013)
Repayment on notes payable, net                                                    (285,676)                           (3,922)
Purchase of treasury stock                                                          (67,045)                               --
Borrowings from bank                                                                     --                           (75,000)
                                                                                 ----------                         ---------
  Net cash provided (used) by financing activities                                 (397,201)                         (108,935)
                                                                                 ----------                         ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (864,312)                          395,348

CASH AND CASH EQUIVALENTS, at beginning of period                                 1,225,821                           457,701
                                                                                 ----------                         ---------
CASH AND CASH EQUIVALENTS, at end of period                                      $  361,509                         $ 853,049
                                                                                 ==========                         =========
Supplemental Cash Flow Information:
  Interest paid                                                                  $   38,499                         $  60,602
  Income taxes paid                                                                 210,000                            55,000

*Non-cash Transactions:
  Issuance of common stock in conjunction with purchase of
   Constant Power Manufacturing, Inc.                                                    --                         $ 663,269

  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

   The condensed consolidated financial statements of Industrial Data Systems Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10KSB/A for the year ended December 31, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999; the results of operations for the three months and nine months ended September 30, 1999 and 1998; and cash flows for the nine months ended September 30, 1999 and 1998 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 1999.

2. NOTE RECEIVABLE FROM STOCKHOLDER:

   At September 30, 1999, the Company had notes receivable due from a stockholder in the amount of $150,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually.

3. ACQUISITIONS:

   In March 1998, the Company acquired Constant Power Manufacturing Incorporated, (CPM) in a stock purchase. The Company issued 300,000 shares of the Company's Common Stock for 100% of CPM's shares. Goodwill in the amount of $121,649 was generated from this acquisition.

   In November 1998, the Company acquired MLC Enterprises, Inc. (MLC), a Texas corporation formed in August 1995, doing business as Marine and Industrial Fire & Safety (MIFS) and Marine and Industrial Supply Company (MISC). The Company issued 50,000 shares of the Company's Common Stock for 100% of MLC's shares. Cash consideration of $100,000 was paid to the previous principal as part of an employment contract. Goodwill in the amount of $784,961 was generated as a result of the acquisition. Subsequent to the acquisition, MLC's name was changed to IDS Fabricated Systems, Inc. (IDS FAB). This transaction was rescinded effective October 28, 1999 as the result of a settlement agreement entered into by the Company and a former principal of MLC. See PART II, Item 1. Legal Proceedings, found elsewhere in this report on Form 10-QSB.

   The shares of Common Stock issued by the Company have been reflected as issued and outstanding. The operating results of CPM and IDS FAB have been included in the Company's consolidated financial statements since the respective acquisition dates.

   The following table reflects proforma information as if these transactions had occurred at January 1, 1998 (in 000's, except per share data).

                                Three Months                 Nine Months
                          Ended September 30, 1998     Ended September 30, 1998
                          ------------------------     ------------------------
Total Revenue                      $4,300                      $10,300
Net Income                            206                          610
Income per Share                      .02                          .05


4. IMPAIRMENT OF GOODWILL:

   During the quarter ended June 30, 1999, the Company took a $765,261 non-cash write-off, which is the goodwill associated with the acquisition of MLC. This write-off is non-deductible for tax purposes and the tax provision has been calculated on the operating profit prior to accounting for this amount. As a result of the settlement agreement reached in October 1999, the Company expects to record a one-time gain in the fourth quarter related to the previous goodwill write-off. See PART II, Item 1. Legal Proceedings.

5. COMMITMENTS AND CONTINGENCIES:

   LEGAL PROCEEDINGS

   On April 7, 1999, the former principal of MLC filed a lawsuit against the Company alleging breach of an employment contract in addition to other related claims. In October 1999, the Company reached a settlement agreement in this lawsuit. See "Management's Discussion and Analysis Section" of this report and PART II, Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements including the notes thereto, included elsewhere herein.

OVERVIEW

   The Engineering segment of the Company generates the majority of the revenues for the Company. These revenues are generated by providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. In October 1998, the engineering consulting segment, which had previously operated as Industrial Data Systems, Inc. dba IDS Engineering, was incorporated as a Texas corporation under the name of IDS Engineering, Inc.
(IED). Early in 1999, IED opened a business development office in Tulsa, Oklahoma to pursue turnkey engineering, procurement and construction (EPC) projects. As the result of business development efforts, during the quarter ended September 30, 1999, the Company secured EPC contracts totaling over $1.0 million. The Company believes this avenue of business development will expand its market exposure and may generate greater revenue potential than the specialized areas it has been primarily involved in previously.

   The Company generates other revenues through segments involved in the made-to-order manufacture of industrial equipment. Its Products segment provides industrial grade portable and rack mounted computers for commercial use. Due to a decline in sales revenue in this segment, the Company is actively considering other electronically based product lines and is also investigating opportunities in computer systems service and consulting. The Company believes it can redirect its efforts to maintain this segment as a revenue and profit-producing segment.

   In 1997, the Company acquired Thermal Corporation (Thermal), which fabricates air handling equipment for commercial heating ventilation and cooling systems. Thermal has placed an order for new plate-fin machinery, which is expected to improve its production efficiency and reduce material costs. This equipment is expected to be installed in the upcoming months and the Company believes it will increase profit margins and will expand the Company's scope of business by creating a product line of plate-fin coil units.

   The Company acquired Constant Power Manufacturing, Inc., the Power Systems segment, in March 1998. This segment manufactures industrial grade uninterruptible electrical power systems and battery chargers. With the development of a new battery charger systems to add to its product line, the Company believes the revenue and profit margin of this segment will improve in
the upcoming quarters.   The Company plans to introduce newly developed and
redesigned battery charger systems at a February 2000 trade show.

   MLC Enterprises, Inc. (MLC), now known as IDS Fabricated Systems, Inc. (IDS
FAB), the Fabricating segment, was acquired in November 1998. Due to previously disclosed litigation between the Company and a former principal of MLC, operations at this segment were suspended in April 1999, as previously reported. During the quarter ended June 30, 1999, the Company took a one-time non-cash write-off of goodwill related to the acquisition of MLC. In October 1999, the Company reached a settlement agreement rescinding this acquisition. As a result of this settlement agreement the Company expects to record a one-time gain during the quarter ending December 31, 1999. See additional details in PART II, Item 1. Legal Proceedings of this report on Form 10-QSB.

YEAR 2000 (Y2K) ISSUES AND CONSEQUENCES

   The Company's program to address its Year 2000 issues has progressed as planned. Testing of the Company's internal hardware systems has been completed and all systems have been brought into Y2K compliance. Upgrading of non-compliant software systems is underway and implementation is expected to be completed prior to year-end. Costs expended to address Year 2000 issues has been approximately $100,000. The cost to address these issues is being funded from internally generated cash flow and are expensed as incurred.

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

   There can be no guarantee that the Company's current efforts or its contingency plan will successfully address all the contingencies that may arise. The Company has defined critical activities which would be maintained manually in case of third party utility failures, such as electrical and telephone systems. Under a "most likely worst-case Year 2000 scenario," if any of the Company's significant vendors or customers experienced a material business interruption, or if the Company lost a significant vendor or customer due to Year 2000 non-compliance issues or if the Company is unsuccessful in addressing all of its Year 2000 issues, there could be material adverse effects on the Company's financial position, results of operations or liquidity. Disruptions in the economy generally resulting from Year 2000 issues could adversely effect the Company's ability to do business. The amount of potential liability or lost revenue cannot be reasonably estimated at this time.

FORWARD-LOOKING STATEMENTS

   Certain information contained in this Quarterly Report on Form 10-QSB (including statements contained in Part 1, Item 2. "Management's Discussion and Analysis" and in Part II, Item 1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate,"

"expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth within this Quarterly Report on Form 10-QSB generally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                   Three Months Ended September 30                  Nine Months Ended September 30
                                    1999                     1998                     1999                   1998
                            ---------------------------------------------    --------------------------------------------
                              Amount         %         Amount         %         Amount        %        Amount         %
                            ----------     -----     ----------     -----     ----------    -----     ----------   ------
Revenue:
  Engineering               $1,631,762      55.1     $1,132,930      31.2     $4,312,430     47.2     $3,193,830     33.7
  Air Handling                 709,561      24.0        697,288      19.2      2,421,778     26.5      2,752,726     29.1
  Power Systems                422,183      14.3      1,432,343      39.6      1,526,121     16.7      2,196,451     23.2
  Products                     120,873       4.1        364,471      10.0        478,895      5.2      1,324,175     14.0
  Fabricating                   77,308       2.5             --       0.0        395,925      4.4             --      0.0
                            ----------    ------     ----------    ------     ----------    -----     ----------   ------
      Total Revenue          2,961,687    100.00      3,627,032    100.00      9,135,149    100.0      9,467,182   100.00

Gross Profit:
  Engineering                  478,349      29.3        370,964      32.7      1,402,711     32.5        961,255     30.1
  Air Handling                  79,924      11.3         98,315      14.1        471,340     19.5        666,366     24.2
  Power Systems                 77,299      18.3        512,966      35.8        398,714     26.1        769,072     35.0
  Products                      (7,717)     (6.4)       (13,100)     (3.6)        71,061     14.8        201,159     15.2
  Fabricating                   93,850     121.4             --       0.0         64,340     16.3              -      0.0
                            ----------    ------     ----------    ------     ----------    -----     ----------   ------
     Total gross profit        721,705      24.4        969,144      26.7      2,408,166     26.4      2,597,851     27.4

Selling, general and
 administrative expenses       579,440      19.6        616,830      17.0      1,809,117     19.8      1,531,930     16.2

Depreciation                    37,188       1.3         20,566       0.6         97,148      1.1         75,447      0.8
                            ----------    ------     ----------    ------     ----------    -----     ----------   ------
    Operating income           105,077       3.5        331,748       9.1        501,901      5.5        990,474     10.5
                            ----------    ------     ----------    ------     ----------    -----     ----------   ------
Other income (expense)         (54,499)     (1.8)        19,124       0.5       (715,779)    (7.8)         2,956      0.0

Income (loss) before
 provision for income taxes     50,577       1.7        350,872       9.7       (213,878)    (2.3)       993,430     10.5
                            ----------    ------     ----------    ------     ----------    -----     ----------   ------
Provision for income taxes     (72,812)     (2.5)       144,467       4.0         85,727       .9        382,452      4.0
                            ----------    ------     ----------    ------     ----------    -----     ----------   ------
Net Income (Loss)           $  123,389       4.2     $  206,405       5.7     $ (299,605)    (3.3)    $  610,978      6.5
                            ==========    ======     ==========    ======     ==========    =====     ==========   ======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     TOTAL REVENUE. Total revenue decreased by $665,345 or 18.3% from $3,627,032 for the three months ended September 30, 1998, compared to $2,961,687 in 1999. Revenue from Engineering, which comprised 55.1% of total revenue for the three months ended September 30, 1999, increased by $498,832 or 44.0% over the same period in 1998. This increase is due to the wider scope of projects the Engineering segment is now undertaking and to the award of several substantial turnkey engineering, procurement and construction (EPC) projects.

     Revenue from the Air Handling segment, which comprised 24.0% of total revenue for the three months ended September 30, 1999, increased by $12,273 or 1.8% from 1998 period. A sales order backlog of approximately $700,000 was on the books as of September 30, 1999.

     Revenue from the Power Systems segment which accounted for 14.3% of total revenue for the three months ended September 30, 1999, was $422,183, a decrease of $1,010,160 or 70.5% from the 1998 period. This decrease is attributable to lower sales during the third quarter of 1999, because of reduced demand in the energy market. The sales order backlog for the Power Systems segment at the end of the third quarter is approximately $2.0 million.

     The Products segment revenue, which made up 4.1% of total revenues for the three months ended September 30, 1999, decreased by $243,598 or 66.8% from the 1998 period. This decrease is attributable to strong market competition in computer hardware products.

     Revenue contribution from the Fabricating segment for the three months ended September 30, 1999 was $77,308 or 2.5% of the total revenue generated during that period.

     GROSS PROFIT. Gross profit decreased by $247,439 or 25.5% from $969,144 for the three months ended September 30, 1998 to $721,705 for the same period in 1999. The gross margin as a percentage of total revenues decreased from 26.7% for the three months ended September 30, 1998 to 24.4% for the same period in 1999. The decrease in gross margin was attributable to lower gross profit margins in the Air Handling and the Power Systems segments. Each of these segments experienced weak market conditions during the three months ended September 30, 1999. The gross margin for the Engineering segment decreased slightly from 32.7% for the period ended September 30, 1998 to 29.3% for the same period in 1999. The gross margin for the Air Handling segment decreased from 14.1% for the period ended September 30, 1998 to 11.3% for the same period
in 1999.   The gross margin for the Power Systems segment decreased from 35.8%
for the period ended September 30, 1998 to 18.3% for the same period in 1999. This decrease was due to a slow down in demand from the oil and gas and energy
markets.   A positive gross margin for the Fabricating segment of $93,850 was recorded for the three months ended September 30, 1999, due to the reduction in accounts payables as a result of payment settlements and to the recapture of previous reserves and accruals.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $37,390 or 6.1% from $616,830 for the three months ended September 30, 1998 compared to $579,440 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses increased from 17.0% for the three months ended September 30, 1998 to
19.6% for the same period in 1999.   This increase was attributable to
legal costs associated with the MLC litigation and to additional expenses related to establishing the Tulsa engineering operation office.

     OPERATING INCOME. Operating income decreased by $226,671 or 68.3% from $331,748 for the three months ended September 30, 1998, compared to $105,077 for the same period in 1999. Operating income decreased as a percentage of total revenue from 9.1% for the three months ended June 30, 1998 to 3.5% for the same period in 1999. The decrease in operating income was a result of the decrease in revenues and lower gross margins, primarily as a result in the market decline in the oil and gas and energy sectors.

     OTHER INCOME (EXPENSE). Other expense increased by $73,623 from $19,124 for the three months ended September 30, 1998 to ($54,499) for the same period in 1999. This increase was due to higher interest costs for the 1999 period and to a reduction in other income generated by marketable securities in the 1999 period.

     NET INCOME (LOSS). Net income after taxes decreased by $83,016 from $206,405 for the three months ended September 30, 1998 to $123,389 for the same period in 1999. Net income after taxes decreased as a percentage of total revenue from 5.7% for the three months ended September 30, 1998 to 4.2% for the same period in 1999. This decrease was attributable to the lower revenues, reduced gross margins generated in several of the segments and an increase in
other expense.   The net income for the quarter was positively effected by
adjustments to tax accruals which were determined to be over accrued.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Financial data reflected for the nine months ended September 30, 1998 includes only six months (April - September) for Constant Power Manufacturing, Inc. (Power Systems) operations.

  TOTAL REVENUE. Total revenue decreased by $332,033 or 3.5% from $9,467,182 for the nine months ended September 30, 1998, compared to $9,135,149 in 1999. Revenue from the Engineering segment, which comprised 33.7% of total revenue for the nine months ended September 30, 1998 increased by $1,118,600 or 35.0% from $3,193,830 in 1998 to $4,312,430 for the same period in 1999. The increase was due to the expanded scope of projects completed by the Engineering segment and to being awarded several substantial EPC contracts.

  Revenue from the Air Handling segment, which comprised 29.1% of the total revenue for the nine months ended September 30, 1998, decreased by $330,948 or 12.0% from $2,752,726 in 1998 to $2,421,778 for the same period in 1999. This decrease is primarily attributable to tighter market conditions during the nine-month period in 1999 and higher than average revenues in the 1998 period.

  Revenue generated from the Power Systems segment during the six-month period subsequent to its acquisition in April 1998, ended September 30, 1998 was $2,196,451. For the nine months ended September 30, 1999, the revenue generated was $1,526,121. This decrease in revenue was due to the market conditions in the oil and gas and energy markets, the major source of sales for this segment. Sales and marketing efforts are being structured to diversify and expand the market served by this segment.

  Revenue generated by the Products segment for the nine months ended September 30, 1999 decreased by $845,280 or 63.8% from the same period in 1998. The highly competitive status of the computer hardware market has continued to contribute to lower sales in the Products segment.

  Revenue generated from the Fabricating segment for the nine months ended September 30, 1999 was $395,925 and contributed 4.4% of the total revenue for the period. No revenue was contributed from this segment for the 1998 period because the acquisition took place subsequent to September 30, 1998.

     GROSS PROFIT. Gross profit decreased by $189,685 or 7.3% from $2,597,851 for the nine months ended September 30, 1998 to $2,408,166 for the same period in 1999. The gross margin for the Engineering segment increased from 30.1% for the period ended September 30, 1998 to 32.5% for the same period in 1999. This increase is the result of the expanded scope of projects being done by the Engineering segment in the 1999 period and to several major EPC contracts performed in the 1999 period. The Air Handling segment's gross margin decreased from 24.2% for the nine month period ended September 30, 1998 to 19.5% for the nine months ended September 30, 1999. This was attributable to the decrease in revenue from the 1998 period to the 1999 period. The Power Systems segment's gross margin dropped from 35.0% for the six-month period ended September 30, 1998 to 26.1% for the nine months ended September 30, 1999. This decrease was attributable to the drop in sales revenue and to a more competitive market environment. The gross margin for the Products segment decreased from 15.2% for the nine months ended September 30, 1998 to 14.8% for 1999. The gross margin generated by the Fabricating segment for the nine months ended September 30, 1999 was 16.3%. There was no gross margin contribution for the Fabricating segment for the 1998 period because it was acquired subsequent to September 30, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $277,187 or 18.1% from $1,531,930 for the nine months ended September 30, 1998 compared to $1,809,117 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses increased from 16.2% for the nine months ended September 30, 1998 to 19.8% for the same period in 1999. The increase was attributable to additional expenses related to the acquisitions of CPM and IDS FAB and to legal costs. (See PART II, Item 1. Legal Proceedings found elsewhere in this report on Form 10-QSB.)

     OPERATING INCOME. Operating income decreased by $488,573 or 49.3% from $990,474 for the nine months ended September 30, 1998, compared to $501,901 for the same period in 1999. Operating income decreased as a percentage of total revenue from 10.5% for the nine months ended September 30, 1998 to 5.5% for the same period in 1999. The decrease in operating income was a result of reduced revenues, lower gross profits and increased selling, general and administrative expenses.

  OTHER INCOME (EXPENSE). Other expense increased by $718,735 from $2,956 for the nine months ended September 30, 1998 to ($715,779) for the same period in 1999. This was primarily the result of the second quarter write-off of goodwill related to the MLC acquisition.

  NET INCOME (LOSS). Net income before taxes decreased by $1,207,308 or 121.5% from $993,430 for the nine months ended September 30, 1998 to ($213,878) for the
same period in 1999.   This decrease is due to lower revenues, reduced gross
margins and increased selling, general and administrative expenses and to the
write-off of goodwill in the second quarter of 1999.   Net income after taxes
decreased by $910,583 or 149.0% from $610,978 for the nine months ended September 30, 1998 to ($299,605) for the same period in 1999. Net income after taxes decreased as a percentage of total revenue from 6.5% for the nine months ended September 30, 1998 to (3.3%) for the same period in 1999. This decrease is due to lower revenues, reduced gross margins, increased selling, general and administrative expenses and to the second quarter 1999 non-cash write-off of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of September 30, 1999, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements for at least the next twelve months. The Company has no current plans to raise additional
funds in the next twelve months.   The Company had, as of September 30, 1999,
$845,000 in additional advances available under its line of credit with a bank. The Company's line of credit, which provides for maximum borrowings of $1,150,000 and bears interest at prime plus 1% per annum, is for a term of one year and matures on June 30, 2000. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. In June 1998, the Company consolidated its line of credit into one line for all subsidiaries. The Company's working capital was $3,047,291 and $3,398,154 at December 31, 1998 and September 30, 1999,
respectively.

     Operating activities provided net cash totaling $847,573 for the nine months ended September 30, 1998 and used $284,210 for the nine months ended September 30, 1999. Goodwill relating to the acquisition of MLC was written down during the second quarter 1999. The amount of this non-cash charge was $765,261, which represents all the remaining goodwill associated with the acquisition of this subsidiary. A settlement agreement was finalized subsequent to September 30, 1999 relating to the MLC acquisition. As a result of this settlement, the Company expects a positive non-cash effect on its fourth quarter financials.

     Trade accounts receivable decreased $825,902 since December 31, 1998, due to collection of outstanding amounts. Inventory increased by $111,018 for the same period.

     Investing activities used cash totaling $343,290 for the nine months ended September 30, 1998 and used cash totaling $182,901 for the same period in 1999. The cash used during the period ended September 30, 1998 was primarily related to the purchase of CPM and in the 1999 period it was used for the purchase of marketable securities.

     As of September 30, 1999, the Company had a portfolio of marketable securities which had a fair market value of $813,799 and consisted of common stocks, bonds and mutual funds. The common stocks and bonds that the Company holds consists of securities which are traded on three national exchanges - the New York Stock Exchange, the American Stock Exchange and the NASDAQ National Market System. These securities are frequently traded by the Company. The mutual funds that the Company has available for sale are open-end stock funds managed by Smith Barney & Co. These mutual fund investments are generally held for longer than a one-year period. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

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

     Financing activities used cash totaling $397,201 for the nine months ended September 30, 1999, which was used for repayment on the line of credit, repayment on the term note for Thermal's facilities and for the purchase of Treasury Stock. The Company has additional financing amounts of $845,000 available on its line of credit at September 30, 1999. The line of credit has been used principally to finance accounts receivable and inventory purchases. Financing for the purchase of new plate-fin production machinery for the Air Handling segment is being provided by a 5 year lease-purchase agreement which provides funds for the installation of this which is expected to be completed within the next 12 months.

     The Company's Board of Directors authorized a stock repurchase plan on June 29, 1999 authorizing the repurchase of up to 400,000 shares of the Company's common stock over a 24 month period. Pursuant to the Stock Repurchase Program. the Company purchased 40,000 shares of its Common Stock during the quarter ended September 30, 1999. The funds to purchase these shares came from surplus cash or operating funds. The total cumulative cost related to the purchase of these 40,000 shares was $67,045, an average price of $1.47 per share. Under the repurchase plan, an additional 360,000 shares remain authorized for repurchase.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $2,454,210 and $2,087,226 at September 30, 1998 and 1999, respectively. The number of days' sales outstanding in trade accounts receivable at September 30, 1998 and 1999 was 70 days and 66 days, respectively. Bad debt expenses have been insignificant for each of these periods.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 28, 1999, a final Settlement Agreement, incorporated by reference as Exhibit 10.31 on this Form 10-QSB for the quarter ended September 30, 1999, was reached regarding the previously announced litigation between the Company and a former principal of MLC Enterprises, Inc. The suit had been filed in the 61st Judicial District Court of Harris County,

Texas, on April 7, 1999 by Michael L. Moore. As a result of the Settlement Agreement, all claims of the parties, including counter-claims and third-party claims made by the Company, have been dismissed.

     Terms of the settlement include rescission of the previously executed Stock Acquisition Agreement of MLC Enterprises, Inc. and rescission of the Company's
Employment Agreement with Michael L. Moore.   The settlement also calls for the
return of all stock issued and exchanged pursuant to the Stock Acquisition Agreement. As a result, MLC Enterprises, Inc. (which had been renamed IDS Fabricated Systems, Inc.) is no longer a subsidiary of the Company. Michael L. Moore has individually assumed all assets, inventory and liabilities of MLC pursuant to the terms of the Settlement Agreement.

     As a result of the settlement and due to the magnitude of previous write-offs associated with the MLC acquisition, the Company expects to record a one-time gain during the fourth quarter ending December 31, 1999. See additional details in the MD&A section of this Report on Form 10-QSB.

     The Company is not a party to any other material pending legal proceedings to which either it or its subsidiary is a party or of which any of its property is subject.

ITEM 2.    CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.    OTHER INFORMATION

  In August 1999, the Company engaged Mr. J. C. Sorensen as the Company's exclusive financial advisor and strategic planner to evaluate the Company's existing business operations and future business plans.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits
                 Exhibit 10.31 Settlement Agreement between the Company and Michael L. Moore

                 Exhibit 27      Financial Data Schedule

           b.  Form 8-K
                 No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: November 15, 1999        By:  /s/ Hulda L. Coskey
                                    ---------------------------------------
                                Hulda L. Coskey, Chief Financial Officer,
                                Secretary and Treasurer