Form 10KSB40
period 1999-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 2000-03-30
CIK 933738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the transition period from  _________________ to _____________________

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

  The issuer's revenues for fiscal year ended December 31, 1999 were $12,238,449.

  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2000 was $8,014,355. The issuer has no authorized non-voting stock.

  The number of shares outstanding of each of the registrant's classes of stock on March 24, 2000 is as follows:

    $0.001 Par Value Common Stock........................12,964,918 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Responses to Items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.

  Transitional Small Business Disclosure Format: Yes    No  [X]

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                                1999 FORM 10-KSB
                               TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business........................................     1

Item 2.   Description of Property........................................    13

Item 3.   Legal Proceedings..............................................    14

Item 4.   Submission of Matters to a Vote of Security Holders............    14


                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.......    15

Item 6.   Management's Discussion and Analysis or Plan of Operation......    16

Item 7.   Financial Statements...........................................    22

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    36


                                    PART III

Item 9.   Directors and Executive Officers; Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act...............   36

Item 10.  Executive Compensation..........................................   36

Item 11.  Security Ownership of Certain Beneficial Owners and Management..   36

Item 12.  Certain Relationships and Related Transactions..................   36

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K................................   37

Signatures................................................................   43

                                     PART I

     The following summary is qualified in its entirety by, and should be read in connection with the more detailed information contained herein and in the Company's Consolidated Financial Statements, and the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB. The discussion in this Annual Report on Form 10-KSB contains forward-looking statements which involve risks and other uncertainties. In particular, the Company's business and financial affairs could be adversely effected by decreases in oil prices, by inability to get parts from vendors and by its inability to renew its line of credit. References to the "Company" or to "IDSC" refer to Industrial Data Systems Corporation. References to "IDS" refer to the Company's wholly owned subsidiary, Industrial Data Systems, Inc. References to "IED" refer to the Company's wholly owned subsidiary, IDS Engineering, Inc. References to "Thermal" refer to the Company's wholly owned subsidiary, Thermaire, Inc. dba Thermal Corp. References to "CPM" refer to the Company's wholly owned subsidiary, Constant Power Manufacturing, Inc. References to "IDS FAB" refer to the Company's previously wholly owned subsidiary, IDS Fabricated Systems, Inc. dba Marine and Industrial Fire and Safety and dba Marine and Industrial Supply Company. The consolidated historical financial statements related to these subsidiaries are included in this Annual Report on Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Industrial Data Systems Corporation (IDSC) was incorporated in the State of Nevada in June 1994. The Company's Common Stock trades on the American Stock Exchange under the symbol "IDS." Prior to June 16, 1998, the Company's Common Stock was traded on the NASDAQ Electronic Bulletin Board under the symbol "IDDS."

     The Company has never filed for protection under the bankruptcy protection act, nor has the Company or any of its assets been in receivership or any other similar proceedings.

     The Company's revenue is derived from its four wholly owned operating subsidiaries.

Industrial Data Systems, Inc. (IDS)

     On October 15, 1997 the consulting engineering segment of the Company, formerly known as Industrial Data Systems, Inc. doing business as IDS Engineering, was split off from IDS, incorporated in the State of Texas, and began operating as IDS Engineering, Inc. (IED). For additional information on IED see following section of this Item 1 Description of Business.

IDS Engineering, Inc. (IED)

     On October 15, 1997 the consulting engineering segment of the Company, formerly known as Industrial Data Systems, Inc. doing business as IDS Engineering, was incorporated in the State of Texas and now operates as IDS Engineering, Inc. (IED). The Company issued all of its 1,000 shares of Common Stock to Industrial Data Systems Corporation. William A. Coskey was appointed Chairman of the Board, President and Treasurer of IED and Hulda L. Coskey was appointed the positions of Director, Vice President and Secretary of the newly formed corporation. The Company believes that the restructuring of IED has clearly distinguished it from the Company's other operating segments.

Thermaire, Inc. dba Thermal Corp (THERMAL)

     The Company acquired Thermaire, Inc. dba Thermal Corp. (Thermal) on February 14, 1997. The Company issued 600,000 shares of Common Stock which were held in an escrow account pending completion of the acquisition by the Company exercising its option to pay $600,000 and obtain a release of the shares. The Company's option to acquire Thermal was later renegotiated and exercised on February 14, 1997 with the exchange of 193,719 shares of Common Stock and $212,563 in cash. Upon completion of the acquisition, the 600,000 shares of Common Stock previously included in the original Escrow Agreement were canceled. In connection with this transaction, Thermal purchased its previously leased facilities on February 28, 1997 for a cash consideration of $500,000, subject to the completion of the contingent purchase transaction. Bank financing in the amount of $450,000 was obtained for the purpose of purchasing these facilities.

Constant Power Manufacturing, Inc. (CPM)

     On February 19, 1998, the Company signed a letter of intent to acquire CPM, a Texas corporation formed in June 1989. The acquisition was consummated on March 25, 1998 with the exchange of $200,000 cash and 300,000 shares of the Company's Common Stock for 100% of CPM's shares. CPM's previous owner, Jack Ripley, has remained with CPM as Vice President of Sales and Marketing under an employment contract. No other employment contracts exist between CPM and its employees.

IDS Fabricated Systems, Inc. dba Marine and Industrial Fire and Safety and dba Marine and Industrial Supply Company (IDS FAB)

     In November 1998, the Company acquired MLC Enterprises, Inc. (MLC), a Texas corporation formed in August 1995, doing business as Marine and Industrial Fire & Safety (MIFS) and Marine and Industrial Supply Company (MISC). The Company issued 50,000 shares of the Company's Common Stock for 100% of MLC's shares. Cash consideration of $100,000 was paid to the previous principal as part of an employment contract. Goodwill in the amount of $593,000 was generated as a result of the acquisition. Subsequent to the acquisition, MLC's name was changed to IDS Fabricated Systems, Inc. (IDS FAB). This transaction was rescinded effective October 28, 1999 as the result of a final Settlement

Agreement entered into by the Company and the former principal of MLC which is incorporated by reference as Exhibit 10.31 on the Company's Form 10-QSB for the quarter ended September 30, 1999. As a result of the Settlement Agreement, all claims of the parties, including counter-claims and third-party claims made by the Company, have been dismissed.

     Terms of the settlement included rescission of the previously executed Stock Acquisition Agreement of MLC Enterprises, Inc. and rescission of the Company's Employment Agreement with the former principal. The settlement also called for the return of all stock issued and exchanged pursuant to the Stock Acquisition Agreement. As a result, MLC Enterprises, Inc. (which had been renamed IDS Fabricated Systems, Inc.) is no longer a subsidiary of the Company. The former principal has individually assumed all assets, inventory and liabilities of MLC pursuant to the terms of the Settlement Agreement.

   As a result of the settlement and due to the magnitude of previous write-offs associated with the MLC acquisition, the Company has recorded a one-time gain during the fourth quarter ended December 31, 1999, since liabilities exceeded assets at the date the rescission occurred. These amounts have all been netted and reflected as discontinued operations on the Company's Statement of Operations for 1999. See additional details in the MD&A section of this Report on Form 10-KSB.

PRODUCTS AND SERVICES

     IDS

     IDS is a provider of specialized microcomputer systems that are targeted to be sold to the industrial market. IDS provides systems integration and resells industrial microcomputers and peripheral products. The microcomputer and peripheral products are designed to be used in industrial applications, which include manufacturing, process control, discrete manufacturing, data acquisition, telecommunications and man-machine interfaces. The systems that are provided by the Company are different from conventional, commercial desktop computers by their architecture, packaging, functionality, integration services and value-added software. The systems provided by IDS are "open systems" that support "off-the-shelf" software operated primarily under Windows.

     IDS derives revenue from the systems integration and resale of industrial computer products. IDS also seeks to add value by integrating and technically supporting advanced microcomputer systems. These systems are typically designed with enclosures that withstand tough environmental conditions or with enclosures that have a special form factor which are based on the customer's specific parameters. Industrial rackmount chassis are configured in several form factors with a standard of 19 inches in width and a variation in height of 1.75 inches to 12.5 inches to accommodate multiple drives and other various requirements. These industrial rackmount chassis are then configured to meet the customer's exact specifications with appropriate internal components such as hard drive, processor, and memory. IDS also offers industrial rackmount solutions in monitors and other peripherals such as industrial keyboards and mouse products that are specifically designed to withstand demanding environments.

     IED

     IED offers engineering consulting services primarily to the pipeline and process industries for the development, management and turnkey execution of engineering projects. IED also performs the execution of capital projects for its clients on a full service, turnkey basis. IED's staff has the capability of developing a project from the initial planning stages through detailed design and construction management.

     IED has blanket service contracts in place with divisions of many energy-related concerns. These blanket service agreements typically provide that IED will furnish engineering, procurement and project management services for client companies on a time and materials basis. The services provided include conceptual studies, project definition, cost estimating, engineering design, and material procurement, in addition to project and construction management. These services are performed on facilities that include cross-country pipelines, pipeline pump stations, gas compressor stations, metering systems, product storage facilities, product loading terminals, gas processing facilities, chemical plants and crude oil refineries.

     IED offers its clients a wide range of services from a single source provider. Typical engineering projects involve modifications to existing facilities as well as new construction. IED develops new client business relationships utilizing in-house personnel.

     THERMAL

     Thermal has manufactured quality air handling equipment since 1945.
Because Thermal stocks a large number of fans and manufactures coils, dampers, curbs and most other accessories, the Company believes that it can achieve one of the quickest deliveries available in the industry, usually six to eight weeks, depending on order size and scope. Thermal also reserves production capacity to accomplish premium, expedited deliveries of two to four weeks, when necessary. Thermal is well known for its design and manufacturing expertise and flexibility which is often required to meet the special needs for custom installations. Thermal's product lines consist of a variety of cooling, heating and ventilating equipment. The wide range of sizes and models in each product line coupled with Thermal's manufacturing flexibility provides vast freedom in air handling equipment choice. Thermal's quality air handling products include central plant air conditioners, multizone air conditioners, high pressure air conditioners, and air cooled condensers. Thermal also manufactures fan coil units, cooling and heating coils, and roof top air handlers. Popular custom unit features include special modular construction, custom cabinet dimensions, special insulation type and thickness, gas and electric heaters, humidifiers, all types of fans, non-standard arrangements, motor and unit controls, unique customer requirements, exotic materials of construction and severe service applications, etc.

     Thermal distributes its products exclusively through its United States and international network of non-stocking sales representatives.

     CPM

     CPM is a thirteen-year-old company established in the industrial and commercial backup and conditioned power systems marketplace. CPM designs, manufactures and resells both standard and custom-designed products and systems in a wide array of power ranges which include: battery chargers, battery monitoring systems, DC power supplies, DC/AC inverters, uninterruptible power systems (UPS), power conditioners, power distribution systems and solar photo-voltaic systems.

     CPM provides field service support for installation and maintenance of these products. Most of the products manufactured by CPM are made pursuant to specifications required for a particular order. In mid 1999, CPM introduced a new product line of switch-mode battery chargers. These chargers have been readily accepted where physical size constraints and heat are design factors. Refineries, petrochemical plants, utilities, offshore platforms and other commercial, industrial and governmental facilities utilize the products sold by CPM. CPM sells to industrial and commercial accounts across the United States.

PRODUCT DEVELOPMENT

     IDS

     IDS is currently not developing any new proprietary product designs. Being an integrator and re-seller of industrial microcomputer systems, IDS is continuously evaluating products in its marketplace in order to increase its range of offerings and enhance its ability to sell systems to its customers. In this activity, IDS evaluates microcomputer enclosures, CPU boards, components and peripheral products from a variety of manufacturers.

     IED

     IED continues to provide engineering services primarily to the energy industry as its base of business. IED currently has 23 blanket service contracts in place which provide that IED furnish clients with service on a time and materials basis. In February 1999, the Company opened an office in Tulsa, Oklahoma that has facilitated the expansion of its market area. IED plans to increase its range of engineering capabilities and begin marketing its services to new industries such as the refining, petrochemical and process industries.

     During 1999, IED began the development of a standard meter skid package with modular, interchangeable components which will help to reduce project cost and execution times. It is expected that this new design will be ready for sales implementation in the second quarter 2000.

     THERMAL

     During 1999, Thermal concentrated its product development efforts toward the development of a double wall fan coil unit which will be targeted for sales to schools and hospitals. In addition, design of a triple deck multizone unit is currently being completed for use in the replacement market. During 2000, Thermal plans to add the in-house capability of manufacturing industry certified, 5/8" plate-fin coils. Thermal believes the addition of this plate-fin coil production line will improve its competitive position in the marketplace by reducing product costs and production time. Thermal currently purchases all plate-fin coils from outside sources.

     CPM

     CPM is in the final design phase of development of a proprietary battery monitoring product, the BMR-280. This product will continuously monitor parameters associated with battery systems, including current, voltage and temperature. The BMR-280 will provide status and historical information about the battery system to which it is connected, and will also have a feature to optimize recharging. It is expected that this product design will be completed and the new product introduced to the marketplace by the second quarter 2000.

     Also, in mid-2000, CPM plans to introduce a new product line of microprocessor controlled battery chargers which will bring to the marketplace state-of-the-art flexibility and features for the end user. The new line of chargers will give CPM substantial cost savings in the manufacturing process, thus giving CPM the opportunity to enter new markets that have historically been unavailable due to price competition.

COMPETITION

     IDS

     IDS competes against various companies across its different product lines. IDS' industrial computer products which are mountable in a 19-inch equipment rack compete with products from Advantek, Contec and Industrial Computer Source. There is also competition from much larger suppliers of commercial grade computers, such as Compaq, Dell and IBM. This commercial competition effectively sets pricing for its product line, since IDS' customers are willing to pay a premium for industrial grade computers which is usually limited to approximately two times the equivalent of commercial grade products.

     Management believes that its industrial computer products compete effectively based on the Company's responsiveness to specific industrial market engineering requirements, the resulting functional specialization of its products, and its strategy of focusing on relatively "sheltered" market niches where major competitors have difficulty tailoring their offerings to specific application requirements. These strategies help offset the greater name recognition and broader service and support resources of IDS' major competitors.

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

     Some of the IDS' current and potential competitors have longer operating histories and financial, sales, marketing, manufacturing, distribution, technical and other competitive resources which are substantially greater than those of IDS. As a result, IDS' competitors may be able to adapt more quickly to changes in customer demands or to commit more resources to sales and service of their products than IDS has available. Such competitors could also seek to increase their presence in the markets where IDS is providing sales and services by creating strategic alliances with other competitors, by offering new or improved products and services to IDS' customers or by increasing their efforts to gain and retain market share through competitive pricing.

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

     THERMAL

     Thermal operates in a highly competitive environment with many other organizations which are substantially larger and have greater financial resources. Management believes that the principal competitive factors in its market include delivery time, flexibility and product design, breadth of product features, product quality, customer service, and price. Thermal competes with other air handling equipment manufacturers on the basis of quality, quick delivery and capability to provide custom applications. Thermal is cost competitive with many well-established manufacturers, such as Temtrol, Governaire, Mammoth and Pace, and others. Thermal has distinguished itself by being responsive to customer requests for custom products and is able to expedite delivery of units faster than many other commercial manufacturers due to the flexibility of its engineering and manufacturing facility capabilities.

     CPM

     CPM is engaged in a highly competitive business which is characterized by a small number of larger companies that dominate the bulk of the market, and a large number of similarly sized companies that compete for a limited share of the market. In the opinion of management, the competitive position of CPM will be greatly enhanced by the introduction of its new microprocessor controlled battery charger product line. This additional product line, due to the cost savings and the absence of a similarly priced product in the marketplace, should enable CPM to better compete in the future against its competitors and thus capture a larger market share. CPM has long been known for quality products and on-time deliveries in the custom packaged system markets. It is the opinion of management that CPM is now positioned to enter markets that are more standardized in nature and volume oriented.


BUSINESS STRATEGY

     IDS intends to increase market penetration by focusing on systems integration and the resale of industrial microcomputer products that are manufactured by outside sources. IDS believes that it does not have the personnel or financial resources to broaden its line of proprietary industrial computer products. In addition, the Company believes that an effort to develop a broad line of proprietary industrial computer products cannot be financially justified, given the rapid pace of change and resulting short product lifetimes typical of the computer industry. IDS will seek to add value by integrating and technically supporting advanced microcomputer systems primarily comprised of components from outside sources. IDS has discontinued its efforts to develop and expand its market presence in the eastern and mid-western portion of the United States and has closed its remote sales office.

     IED's strategy is to increase revenues per employee by developing and marketing the capability of performing full service turnkey or EPC (Engineering, Procurement and Construction) projects. IED has traditionally only been responsible for the engineering portion of its projects, which is normally between five to fifteen percent of the project's total installed cost. On the majority of projects to date, IED has invoiced for its services on a time and materials basis with billing rates that are specified in client generated blanket services contracts.

     In order to execute its strategy with respect to EPC projects, IED has added staff during 1999 with expertise in project proposal and bidding. While executing this EPC strategy, IED plans to expand its area of engineering expertise beyond its traditional focus on the pipeline industry. IED plans to market its services and submit proposals outside of the pipeline industry, which over a period of time, will serve to diversify its client base.

     Thermal continues to focus on establishing and supporting a qualified sales representative network within the U.S., and exploiting its niche for custom products. The addition of a plate-fin coil manufacturing line will help reduce product costs and production time, and also generate additional revenues from increased sales of replacement coils.

     CPM has expanded its marketing activities beyond the Texas-Gulf Coast region. In February 1999, CPM signed contracts with three sales representative firms outside of this region. Management anticipates that additional sales representatives will be added in 2000. CPM has strategically placed advertising for its batteries, battery chargers, and UPS systems in a well-known product catalogue. The Company plans to continue these advertisements through the year 2002.

     The Company intends to continue to pursue potential acquisitions of complementary businesses. The success of this strategy depends not only upon the Company's ability to acquire complementary businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain customers of acquired firms. There can be no assurance that the Company will be able to find suitable acquisition candidates or be successful in acquiring or integrating such businesses. Furthermore, there can be no assurance that financing required for any such transactions will be available on satisfactory terms.

SALES AND MARKETING

     The Company's various subsidiaries derive revenues from in-house direct sales, sales representatives and catalog distributor sales. Sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. Management believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service which creates and maintains the foundation for long-term relationships with its customers. The Company's in-house sales personnel are normally compensated utilizing incentive commissions which are based on either a percentage of revenues or gross profitability which can be attributed to their efforts. Management believes that its past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel. Management is of the opinion that its in-house marketing and selling of its products allows for more freedom and control, thus increasing profitability.

     The Company's subsidiaries promote their products and services through general and trade advertising, participation in trade shows, through telemarketing and most recently through on-line Internet communication via IDSC's corporate home page which provides links to each of the subsidiaries' webpages. The Company is currently in the process of updating each of its subsidiaries' Internet web sites and expects to have updates completed by mid-2000. It is the opinion of management that the Internet is a powerful marketing tool, and with the increasing e-commerce activity becoming evident, each subsidiary must be positioned to capitalize on this trend.

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

        Much of the Company's business is repeat business, and the source of new customers has been largely through word-of-mouth referrals from existing customers and industry members, such as manufacturers representatives.

CUSTOMERS

        IDSC's customer base consists primarily of Fortune 500 companies in numerous industry segments within the United States.

        The Company's largest ten customers (which varied from period to period) accounted in the aggregate for approximately 63% and 65% of the Company's total revenue during 1998 and 1999, respectively.

        Currently, the Company's major customers include:

IED: EXXON Pipeline Co. Inc., Jacobs Engineering, Marathon Pipeline Co., Equistar Chemicals, LP, EGP Fuels Company

THERMAL: Hollingsworth Equipment, Inc., South Texas Equipment, Airmont, Inc., Conditioning Components Company

CPM:      Brown and Root International

        Based upon historical results and existing relationships with customers, the Company believes that, although efforts are being made to diversify its client base, a substantial portion of its total revenue and gross profit will continue to be derived from sales to existing customers. There are no long-term commitments by such customers to purchase products or services from the Company. Sales of IDSC's subsidiaries products are typically made on a purchase order basis. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations. Similarly, the loss of any one of the Company's largest customers or the failure of any one of such customers to pay its accounts receivable on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels. There can be no assurance that the Company's customers for its engineering services will continue to enter into contracts with the Company for such services or that existing contracts will not be terminated.

CUSTOMER SERVICE AND SUPPORT

        The Company provides service and technical support to its customers in varying degrees depending upon the product line and on customer contractual arrangements. The Company's support staff provides initial telephone troubleshooting services for end-user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns and tracking completion of repaired goods in support of customer requirements. Technical support also provides on-site engineering support in the event that a technical issue can not be resolved over the telephone. The Company provides limited warranty coverage for its products for varying time periods depending on a variety of factors. On a routine basis, IED provides start-up and commissioning services for projects in which it provides engineering services.

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

     IDS purchases from other manufacturers substantially all peripheral devices and components used in its systems. A majority of the components and peripherals are available from a number of different suppliers, although certain major items are procured from single sources. Management believes that alternate sources could be developed for such single source items, if necessary. However, if peripheral or component shortages were to occur, it could have an adverse effect on IDS' operations.

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

     Thermal currently stocks key components due to long lead times. Specialty items are purchased as required for each job. Thermal has increased its stocking levels, because of the potential delays in manufacturing which would be caused by its inability to procure critical components.

     All of CPM's products are manufactured using components and materials that are available from numerous domestic suppliers. CPM has approximately 10 principal suppliers of components and each of those could be replaced with several competitors; therefore, CPM anticipates little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support its manufacturing and assembly operations.

     There can be no assurance that IDSC's subsidiaries will be able to continue to obtain the necessary components from any of its single sources on terms acceptable to the Company, if at all. There can be no assurance that such relationships will continue or that, in the event of a termination of any relationship, it would be able to obtain alternative sources of supply without a material disruption in the Company's ability to provide products to its customers. Any material disruption in the Company's supply of products would have a material adverse effect on the Company's financial condition and results of operations. No one manufacturer or vendor provides products that account for 10% or more of the Company's revenues.

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

RESEARCH AND DEVELOPMENT

     Research and development cost for 1999 was approximately $79,000. Expenditures for research and development in 1998 were approximately $25,000. As of December 31, 1999, IDSC's subsidiaries were involved in several active research and development activities. These projects included: a standard meter skid package with modular, interchangeable components predesigned by IED to reduce project cost and execution times; Thermal's design of a double wall fan coil unit for hospitals and schools and triple deck multizone units for the replacement market; and CPM's development of its proprietary battery monitor product and its product line of microprocessor controlled battery chargers.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 116 individuals within its four subsidiaries; approximately nine were employed in sales, marketing and customer services; 56 were employed in engineering; 36 were employed in technical production positions; and 15 were employed in administration, finance and management information systems. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plan. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

     Except as noted below, the Company leases its principal executive offices in Houston, Texas, which consist of approximately 32,836 square feet in two adjoining offices. Approximately 12,000 square feet of this space is currently utilized for production operations and warehouse space for the IDS and CPM operations.

     On February 10, 1999, IED signed a lease for its newly established office in Tulsa, Oklahoma. This office space consists of 5,400 square feet in a one-story office building. The lease is for a term of two years, ending on February 28, 2001. The base monthly rent is $2,925. with an additional common area fee of $225 per month. Modifications are currently being made to the existing office space at IED's Tulsa facility in order to more efficiently utilize its engineering and design areas. Due to the recent successes of its business development strategy, it is expected that an amended lease will be executed in March 2000, to be commenced in August 2000, in order to secure an additional 2,700 square feet of abutting office space for the Tulsa operation.

     As a result of the acquisition of Thermal, land and property previously leased by Thermal was purchased by Thermal for $500,000, consisting of $50,000 cash advance from the Company and a note payable in the amount of $450,000. The balance on this note at December 31, 1999 was $404,098. This property consists of 4.5995 acres of land improved with a 37,725 square foot concrete tiltwall office/manufacturing facility located in Houston, Texas, of which approximately 2,500 square feet is used for office space and 35,200 square feet for manufacturing. Remodeling of 1,600 square feet of office and engineering space was completed in February 2000 which allowed office personnel to vacate temporary modular offices on the premises.

     The leased property associated with the previously acquired IDS FAB subsidiary are no longer the responsibility of IDSC as a result of the Settlement Agreement described in Item 1 - Description of Business and incorporated by reference as Exhibit 10.31 on the Company's Form 10-QSB for the quarter ended September 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is not currently involved in any material legal proceedings and is not aware of any material legal proceeding threatened against it.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.001 par value per share, is quoted on the American Stock Exchange effective June 16, 1998, under the symbol "IDS". Prior to June 16, 1998, the Company's Common Stock was traded on the NASDAQ Electronic Bulletin Board under the symbol "IDDS."

                                                           HIGH        LOW
                                                           ----       -----
     YEAR ENDED DECEMBER 31, 1998
     ----------------------------
     First Quarter...................................      6.750      3.125
     Second Quarter..................................      6.000      3.250
     Third Quarter...................................      8.688      6.000
     Fourth Quarter..................................      9.375      5.875

     YEAR ENDED DECEMBER 31, 1999
     ----------------------------
     First Quarter...................................      9.250      7.250
     Second Quarter..................................     10.750      1.750
     Third Quarter...................................      2.688      1.000
     Fourth Quarter..................................      1.188      0.750

     The foregoing figures are based on information published by NASDAQ/AMEX, do not reflect retail markups or markdowns and may not represent actual trades.

     As of December 31, 1999, the Common Stock was held by approximately 181 stockholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB. Footnote 12 to the Financial Statements contains segment information.

OVERVIEW

     Since the Company's formation in 1985, its major source of revenues has been the provision of engineering consulting services to the pipeline divisions of major integrated oil and gas companies. The Engineering segment accounted 48.8% of total revenues for 1999. The Company has made a concentrated effort to expand upon the engineering consulting services and has actively pursued more turn-key projects which requires full service of jobs in the engineering, procurement and construction phases. In spite of reduced sales revenues during 1999, the Air Handling segment has been able to maintain a stable gross margin percentage by controlling labor and material costs. The Company believes that tight market conditions prevalent during most of 1999 in the oil and gas related markets contributed to the decline in sales revenues within its three production segments.

     The overall consolidated gross margin decreased in 1999. This is attributable to the lower revenues reported during the year not being accompanied by lower labor and material costs. The overall gross margin decreased from 25.4% in 1998 to 23.3% in 1999.

     The Company reclassified the activity pertaining to the Fabricating segment as discontinued for the years ended December 31, 1998 and 1999. This resulted in a loss from discontinued operations in 1998 of $221,457 and of $1,972 in 1999. The acquisition of IDS FAB was rescinded, effective October 28, 1999 and as a result of the rescission, the Company recorded a one-time loss on the disposal of discontinued operations of $481,085, net of tax of approximately $146,000.

     YEAR 2000 (Y2K) ISSUES AND CONSEQUENCES

     The Company's program to address its Year 2000 issues was successful and the Company experienced no down-time or stoppage of normal business activities due to Y2K issues. The Company did not experience any adverse or detrimental effects from Y2K issues effecting the ability to transact business with any of its major suppliers or customers. All normal banking and business transactions have been conducted without incident. The Company believes it experienced some effects of the Y2K concerns, resulting in lower revenues due to the redirection of capital expenditures toward the identification and remediation of Y2K issues. The Company expects no adverse effects on its ability to conduct business from Y2K issues in the future.

FORWARD-LOOKING STATEMENTS

      Certain information contained in this Form 10-KSB Annual Report, the Company's Annual Report to Shareholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Annual Report on Form 10-KSB generally.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                                Years ended December 31,
                                                ------------------------
                                                 1998                 1999
                                                 ----                 -----
                                          Amount       %        Amount      %
                                          ------      --        ------     --
Revenue:
   Engineering.......................  $ 4,406,585    34.8   $ 5,978,180   48.8
   Air Handling......................    3,707,672    29.3     3,151,295   25.7
   Power Systems.....................    3,016,286    23.8     2,372,889   19.4
   Products..........................    1,535,915    12.1       736,084    6.1
                                       -----------   -----   -----------  =====
  Total Revenue......................  $12,666,458   100.0   $12,238,449  100.0

Gross Profit:
  Engineering........................    1,263,454    28.7     1,599,722   26.8
  Air Handling.......................      715,547    19.3       598,766   19.0
  Power Systems......................      926,760    30.7       478,905   20.2
  Products...........................      309,637    20.2       171,048   23.2
                                       -----------   -----   -----------  -----
 Total Gross Profit..................  $ 3,215,398    25.4   $ 2,848,440   23.3
Selling, general and administrative
 expenses............................    2,277,711    18.0     2,615,922   21.4
                                       -----------   -----   -----------  -----
     Operating Income................      937,687     7.4       232,518    1.9

Other income (expense)...............      (11,022)   (0.1)       78,436    0.6
Income from continuing operations
     before provision for income
     taxes...........................      926,665     7.6       310,954    2.5
Provision for income taxes...........      285,376     2.3       151,212    1.2
                                       -----------   -----   -----------  -----
Income from continuing operations....      641,289     5.2       159,742    1.3
                                       -----------   -----   -----------  -----
Loss from discontinued operations....     (221,457)   (1.8)       (1,972)   0.0
                                       -----------   -----   -----------  -----
Loss on disposal of discontinued
     operations, net of tax of
     approximately $146,000 in 1999..            0     0.0      (481,085)  (3.9)
                                       -----------   -----   -----------  -----
Net Income (Loss)....................  $   419,832     3.4   $  (323,315)  (2.6)
                                       ===========   =====   ===========  =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

   In October 1999, the acquisition of IDS FAB, which took place in November 1998 was rescinded. As a result of this, the operating results of IDS FAB were reclassified as discontinued operations for 1998 and 1999. The following comparisons reflect these reclassifications.

     TOTAL REVENUE. Total revenue decreased by $428,009 or 3.4% from $12,666,458 in 1998 to $12,238,449 in 1999. Revenue from the Engineering segment, which comprised 34.8% and 48.8% of total revenue in 1998 and 1999, respectively, increased by $1,571,595 or 35.7%. This increase was due to the segment adding several sizable lump-sum projects to its existing revenue base and to additional revenues generated by its Tulsa operation. Revenue from the Air Handling segment comprised 29.3% and 25.7% of total revenue in 1998 and 1999, respectively, decreased by $556,377 or 15.0%. The Power Systems segment contributed revenue in nine months ended December 31,1998 of $3,016,286, which comprised 23.8% of total revenues and for the year ended December 31,1999 it generated 19.4% of total revenues. Revenue from the Products segment comprised 12.1% and 6.1% of total revenues for 1998 and 1999, respectively. The Company believes the decrease in revenues in the Air Handling, Power Systems and Products segments was attributable to an overall decline in the market as a result of Y2K concerns and the redirection of capital expenditure funds to identify and remedy Y2K issues.

     GROSS PROFIT. Gross profit decreased by $366,958 or 11.4% from $3,215,398 in 1998 to $2,848,440 in 1999. The gross margin for the Engineering segment increased by $336,268 or 26.6% from 1998 to 1999. This was attributable to the increase in revenues in 1999. The gross margin for the Air Handling segment decreased by $116,781 or 16.3% from 1998 to 1999. This decrease was due to the decrease in 1999 revenues as explained above. The Power Systems segment gross margin declined by an amount of $447,855 from 30.7% in 1998 to 20.2% in 1999 due to a decrease in revenues not accompanied by offsetting reductions direct material and labor costs. The Products segment gross margin decreased by $138,589 or 44.8% from 1998 to 1999, which was attributable to lower revenues. The gross margin generated in 1999, as a percentage of sales, was slightly higher than what was generated in 1998 due to the reduction in direct material and labor costs, which were brought about by management as a result of decreased revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $338,211 or 14.8% from $2,277,711 in 1998 to $2,615,922 in 1999. As a percentage of total revenue, selling, general and administrative expenses increased from 18.0% in 1998 to 21.4% in 1999. The increase was attributable to additional expense related to the establishment of the Tulsa office and related increases in personnel and benefit costs.

     OPERATING PROFIT. Operating profit decreased by $705,169 or 75.2% from $937,687 in 1998 to $232,518 in 1999. Operating profit decreased as a percentage of total revenue from 7.4% in 1998 to 1.9% in 1999. This decrease was brought about by the lower combined revenues, lower gross margins in the Air Handling, the Power Systems and Products segment and to the increase in selling, general and administrative expense.


     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations decreased by $481,547 or 75.1% from $641,289 in 1998 to $159,742 in 1999. This was attributable to the overall decline in revenues and gross margins accompanied by an increase in selling, general and administrative costs. The Company's attempt to maintain a stable workforce base for future growth and additional expenses to maintain the Tulsa operations contributed to the increased expenses.


     DISCONTINUED OPERATIONS. Discontinued operations contributed a loss of $221,457 in 1998. In 1999, discontinued operations generated a loss of $1,972. The loss on disposal of discontinued operations, as a result of the rescission of the IDS FAB acquisition generated a one-time loss of $481,085.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through operations and, as needed, by borrowings under its line of credit. As of December 31, 1998, the Company's cash position, was in management's judgment, sufficient to meet its working capital requirements. The Company had, as of December 31, 1999, approximately $835,000 in additional advances available under its line of credit with a bank. This line of credit provides for maximum borrowings of $1,150,000, which bears interest at prime plus 1%, is for a term of one year and matures on May 12, 2000. The Company expects the line of credit will be renewed at that time. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. As of December 31, 1999, the Company had $315,660 outstanding against the line of credit note. Interest on the outstanding balance of this note is paid on a monthly basis. At its maturity on May 12, 2000, the Company expects that the line of credit term note will be renewed.

     The Company believes that it has sufficient working capital and does not intend to sell shares of its Common Stock within the next 12 months.

     The Company's working capital was $3,047,291 and $3,306,316 at December 31, 1998 and December 31, 1999, respectively.

     CASH FLOW

     Operating activities provided net cash totaling $773,432 and $93,703 during 1998 and 1999, respectively. The Company has not generated significant cash flow from operating activities due to the working capital requirements resulting from its rapid growth in the engineering segment.

     Investing activities generated cash totaling $208,515 and $114,020 respectively, during the years ended December 31, 1998 and 1999. In 1998, the Company's investing activities that used cash were primarily related to the acquisition of CPM and IDS FAB and capital expenditures. In 1999, the Company's investing activities consisted primarily of capital expenditures.

     Financing activities provided cash totaling $7,630 and used cash totaling $196,514 during 1998 and 1999, respectively. The Company has additional financing amounts available on its line of credit ($835,000 at December 31, 1999). The line of credit has been used principally to finance accounts receivable and inventory purchases.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had trade accounts receivable of $2,913,128 and $2,540,835 at December 31, 1998 and 1999, respectively. The number of days' sales outstanding in trade accounts receivable was 70 days and 76 days, at December 31, 1998 and 1999, respectively. Bad debt expenses have been insignificant (approximately .01%) for each of these periods.

ITEM 7. FINANCIAL STATEMENTS

      The audited consolidated financial statements for Industrial Data Systems Corporation, as of December 31, 1999 and 1998 are attached hereto and made part hereof.

                                     INDEX
                                                                    Page
                                                                    ----
INDEPENDENT AUDITOR'S REPORT....................................     23

CONSOLIDATED BALANCE SHEET - December 31, 1999..................     24
CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 1999 and 1998.....................     25

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended December 31, 1999 and 1998.....................     26

CONSOLIDATED STATEMENTS OF CASH FLOWS
     Years Ended December 31, 1999 and 1998.....................     27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................     28

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Industrial Data Systems Corporation

We have audited the accompanying consolidated balance sheet of Industrial Data Systems Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Data Systems Corporation and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

/s/Hein + Associates llp

Houston, Texas
March 17, 2000

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                                           $  663,972
  Municipal bond, at cost                                                300,000
  Accounts receivable - trade, less allowance for doubtful             2,540,835
   accounts of approximately $6,500
  Inventory                                                              771,808
  Notes receivable from stockholders                                     150,000
  Federal income tax receivable                                           53,000
  Prepaid and other                                                      329,441
                                                                      ----------
       Total current assets                                            4,809,056

PROPERTY AND EQUIPMENT, net                                            1,070,218

GOODWILL                                                                  34,650
                                                                      ----------
       Total assets                                                   $5,913,924
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                                       $  342,010
  Current maturities of long-term debt                                    39,259
  Accounts payable                                                       779,017
  Deferred income taxes                                                   45,000
  Accrued expenses and other current liabilities                         297,454
                                                                      ----------
       Total current liabilities                                       1,502,740

LONG-TERM DEBT                                                           384,658

DEFERRED INCOME TAXES                                                     52,000

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 16)

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 75,000,000 shares authorized;
    12,964,918 shares issued and outstanding                              12,965
  Additional paid-in capital                                           2,640,154
  Retained earnings                                                    1,321,407
                                                                      ----------

       Total stockholders' equity                                      3,974,526
                                                                      ----------
       Total liabilities and stockholders' equity                     $5,913,924
                                                                      ==========



      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended December 31,
                                                                            -----------------------------------------
                                                                                  1998                    1999
                                                                            -----------------       -----------------
OPERATING REVENUES:
  Engineering services                                                            $ 4,406,585             $ 5,978,180
  Product sales                                                                     8,259,873               6,260,269
                                                                                  -----------             -----------
                                                                                   12,666,458              12,238,449
OPERATING EXPENSES:
  Cost of engineering services                                                      3,143,131               4,378,459
  Cost of product sales                                                             6,307,929               5,011,550
  Selling, general and administrative                                               2,277,711               2,615,922
                                                                                  -----------             -----------
                                                                                   11,728,771              12,005,931
                                                                                  -----------             -----------
       Operating profit                                                               937,687                 232,518

OTHER INCOME (EXPENSE):
  Realized gains on marketable securities, net                                         14,510                  50,909
  Net unrealized gains (losses) on marketable securities                                3,772                       -
  Interest income                                                                      49,542                  46,963
  Interest expense                                                                    (78,846)                (68,067)
  Other income                                                                              -                  48,631
                                                                                  -----------             -----------
                                                                                      (11,022)                 78,436
                                                                                  -----------             -----------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX (BENEFIT) EXPENSE                                     926,665                 310,954

PROVISION FOR INCOME TAX (BENEFIT) EXPENSE:
  Federal                                                                             412,810                 141,632
  State                                                                                24,900                  14,580
  Deferred                                                                            (80,334)                 (5,000)
                                                                                  -----------             -----------
                                                                                      357,376                 151,212
                                                                                  -----------             -----------
INCOME FROM CONTINUING OPERATIONS                                                     569,289                 159,742

LOSS FROM DISCONTINUED OPERATIONS, net of tax of
 approximately $72,000 in 1998                                                       (149,457)                 (1,972)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of tax of
 approximately $146,000 in 1999                                                             -                (481,085)
                                                                                  -----------             -----------
NET INCOME (LOSS)                                                                 $   419,832             $  (323,315)
                                                                                  ===========             ===========
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
  Continuing operations                                                                 $0.05                   $0.01
  Discontinued operations                                                              $(0.02)                 $(0.03)
                                                                                  -----------             -----------
  Net income (loss)                                                                     $0.03                  $(0.02)
                                                                                  ===========             ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         12,947,280              13,055,535
                                                                                  ===========             ===========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENT.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                           Common Stock        Additional                                Total
                                                      ---------------------      Paid-in      Retained    Treasury   Stockholders'
                                                        Shares       Amount      Capital      Earnings      Stock        Equity
                                                      ----------    -------    ----------    ----------   ---------  ------------
BALANCES, December 31, 1997                           12,723,718    $12,724    $2,176,713    $1,224,890    $(15,323)   $3,399,004
 Stock issuances in conjunction with acquisitions        350,000        350       589,450             -           -       589,800
 Net income                                                    -          -             -       419,832           -       419,832
                                                      ----------    -------    ----------    ----------   ---------  ------------
BALANCES, December 31, 1998                           13,073,718     13,074     2,766,163     1,644,722     (15,323)    4,408,636
 Treasury stock
   Acquisition:
     Received 50,000 shares in rescission agreement            -          -             -             -     (43,750)      (43,750)
     Purchased 40,000 shares                                   -          -             -             -     (67,045)      (67,045)
   Retirement                                           (108,800)      (109)     (126,009)            -     126,118             -
 Net loss                                                      -          -             -      (323,315)          -      (323,315)
                                                      ----------    -------    ----------    ----------   ---------  ------------
BALANCES, December 31, 1999                           12,964,918    $12,965    $2,640,154    $1,321,407    $      -    $3,974,526
                                                      ==========    =======    ==========    ==========   =========  ============

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years Ended December 31,
                                                                                           ------------------------------------
                                                                                               1998                      1999
                                                                                            ----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $  419,832                $ (323,315)
  Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization                                                              170,564                   144,304
    Deferred income tax expense from continuing operations                                     (32,334)                   (5,000)
    Gain on sale of trading securities                                                         (14,510)                  (50,909)
    Loss from discontinued operations                                                          221,457                   483,057
    Changes in operating assets and liabilities, net of assets acquired in business combinations:
       Accounts receivable - trade                                                             660,162                  (583,747)
       Inventory                                                                               177,745                    91,289
       Trading securities                                                                     (287,092)                  427,556
       Accounts payable                                                                       (832,867)                  436,699
       Income taxes payable                                                                     77,302                  (210,000)
       Accrued expenses and other current liabilities                                          270,488                  (214,905)
       Other, net                                                                              (57,315)                 (101,326)
                                                                                            ----------                ----------
         Net cash provided by operating activities                                             773,432                    93,703
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                         (84,707)                 (208,923)
  Purchase of IDS Fabricated Systems, Inc., net of cash received                               125,387                         -
  Purchase of Constant Power Manufacturing, Inc., net of cash received                         112,289                         -
  Payments (advances) on note receivable from stockholder                                       50,000                         -
  Repayments from affiliate                                                                      5,546                         -
                                                                                            ----------                ----------
         Net cash provided by investing activities                                             208,515                  (208,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term repayments                                                                        (12,470)                 (146,014)
  Long-term borrowings (repayments)                                                             20,100                    16,545
  Purchases of treasury stock                                                                        -                   (67,045)
                                                                                            ----------                ----------
         Net cash provided by (used in) financing activities                                     7,630                  (196,514)
                                                                                            ----------                ----------
NET CASH USED IN DISCONTINUED OPERATIONS                                                    $ (221,457)               $ (250,115)
                                                                                            ----------                ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        768,120                  (561,849)
CASH AND CASH EQUIVALENTS, at beginning of year                                                457,701                 1,225,821
                                                                                            ----------                ----------
CASH AND CASH EQUIVALENTS, at end of year                                                   $1,225,821                $  663,972
                                                                                            ==========                ==========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                             $   81,000                $   68,709
  Income taxes paid                                                                         $  232,632                $  415,580
                                                                                            ==========                ==========
NON-CASH TRANSACTIONS:
  Purchase price adjustment - adjustment to liabilities and goodwill                        $        -                $  121,649
  Issuance of common stock in conjunction with purchase of IDS Fabricated
   Systems, Inc.                                                                            $  289,800                $        -
  Issuance of common stock in conjunction with purchase of Constant Power
   Manufacturing, Inc.                                                                      $  300,000                $        -
  Assumption of $200,000 note payable in conjunction with purchase of IDS
   Fabricated Systems, Inc.                                                                 $  200,000                $        -
  Treasury stock received in rescission transaction (See Note 15)                           $        -                $   43,750

      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization - The accompanying consolidated financial statements include the accounts of Industrial Data Systems Corporation ("IDSC" or the "Company"), a Nevada corporation, and its wholly owned subsidiaries Industrial Data Systems, Inc., a Texas corporation, ("IDS"); Thermaire, Inc., a Texas corporation, dba Thermal Corporation ("Thermal"); Constant Power Manufacturing, Inc. ("CPM"), a Texas corporation, and IDS Engineering, Inc. ("IED"), a Texas corporation. The 1998 amounts include the accounts of IDS Fabricated Systems, Inc. ("IDS FAB"), a Texas corporation which was disposed of in 1999 (see Note 15). All significant intercompany balances and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents - Cash and cash equivalents include cash in bank and investments in highly liquid money market mutual funds.

    Inventory - Inventory is composed primarily of raw materials and component parts (computer components, sheet metal, copper tubing, blower fans and fan motors) and is carried at the lower of cost or market value, with cost determined on the first-in, first-out ("FIFO") method of accounting.

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

    Earnings Per Share - Basic earnings per share was computed by dividing net income by the weighted average common shares outstanding as of December 31, 1998 and 1999. The options outstanding at December 31, 1999 (see Note 8) were not considered in the computation of diluted EPS for the year ended December 31, 1999 since their effect would have been antidilutive.

    Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.

    Fair Value of Financial Instruments - The fair value of financial instruments, primarily accounts receivable, notes receivable, bonds, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

    Comprehensive Income - Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities. The Company's comprehensive income
    (loss) is equal to net income (loss) for all periods presented in these financial statements.

    Reclassifications - Amounts in prior years' financial statements are reclassified as necessary to conform with the current year's presentation. Such reclassifications had no effect on net income.

2.  AFFILIATE RECEIVABLES

    The Company has several notes receivable due from officers of the Company totaling $150,000 at December 31, 1999. The notes receivable are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually. During the years ended December 31, 1998 and 1999, the Company recognized interest income of approximately $18,000 and $13,500, respectively, on these notes.


3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 1999:

             Land                                             $   90,000
             Furniture and fixtures                              128,666
             Computer equipment                                  364,073
             Building                                            605,000
             Shop equipment                                      161,169
             Leasehold improvements                               72,618
             Building improvements                                77,538
                                                              ----------
                                                               1,499,064
             Accumulated depreciation and amortization          (428,846)
                                                              ----------
                                                              $1,070,218
                                                              ==========

4.  NOTES PAYABLE

    The Company entered into a Revolving Credit Note with a bank on May 12, 1999 in the amount of $1,150,000, bearing interest at prime + 1% (9.75% at December 31, 1999) and maturing on May 12, 2000. The outstanding balance due at December 31, 1999 was $315,660. This note is collateralized by the accounts receivable and inventory of the Company. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,600,000.

    The Company is financing a portion of its insurance each year on a short-term basis, with a balance of $26,350 at December 31, 1999.


5.  LONG TERM DEBT

    The Company has a term note payable with a bank of $450,000 at 8.88%. The loan, which expires on February 28, 2002, is collateralized by land and building. There was $404,098 outstanding under this note at December 31, 1999. Interest on the outstanding amount is due and payable monthly.

    The Company is financing a portion of its insurance over 23 months bearing interest at 7.95% with a remaining balance of $19,819 at December 31, 1999.

    Future maturities of long-term debt are as follows:

           Years Ending December 31,
           -------------------------
                 2000                                      $ 39,259
                 2001                                        21,238
                 2002                                       363,420
                                                           --------
          Total                                             423,917
          Less current portion                              (39,259)
                                                           --------
          Long-term debt                                   $384,658
                                                           ========

6. LEASES

    The Company leases office space under two non-cancelable operating leases. Total rent expense for the years ended December 31, 1998 and 1999 was approximately $109,000 and $275,000, respectively. Future minimum rentals due under the non-cancelable operating leases with an original term of at least one year are approximately as follows:


           Years Ending December 31,
           -------------------------
                 2000                                      $154,000
                 2001                                       246,000
                 2002                                       170,000
                                                           --------
                                                           $570,000
                                                           ========

7.  PROFIT SHARING PLAN

    The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees. Under the terms of the Plan, the Company will make matching contributions equal to 50% of employee contributions up to 6% of employee compensation, as defined. Employees may make contributions up to 15% of their compensation, subject to certain maximum contribution limitations. The employer's contributions vest on a schedule of 25% per year for four years. The Company made contributions to the Plan of approximately $93,000 and $120,000 for the years ended December 31, 1998 and 1999, respectively.


8.  STOCK OPTION PLAN

    In June 1998, the Company created the Industrial Data Systems Corporation 1998 Incentive Plan (the "Option Plan"). The Option Plan provides for grants of nonstatutory options, incentive stock options, restricted stock awards and stock appreciation rights. The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company elected to continue following Accounting Principles Board Opinion No. 25 and recognize compensation expense, if any, based on the intrinsic value method of the equity instrument at the measurement date. Accordingly, no compensation cost has been recognized for grants under the Option Plan because the exercise price of the options equals the market price of the stock on the date of the grants. Had compensation cost of the Option Plan been determined based on the fair value at the grant date for awards in 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's pre-tax income in 1998 and 1999 would not have changed.

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 dividend yield of 0%, expected volatility of 94%, risk-free interest rates of 6%, and expected lives of two years.

    Under the Option Plan, the total number of shares of common stock that may be granted is 1,200,000. Each option granted in 1999 has an exercise price of $1.25 per share and vests over 48 months. The maximum term of the options is ten years.

    The following table summarizes stock option activity:

               Outstanding, January 1, 1999                            -
               Granted                                           200,000
               Canceled or expired                                     -
               Exercised                                               -
                                                               ---------
               Outstanding, December 31, 1999                    200,000
                                                               =========
               Exercisable at December 31, 1999                    5,000
                                                               =========
               Available for grant at December 31, 1999        1,000,000
                                                               =========
               Weighted-average fair value of options,
                granted during the year                        $     .42
                                                               =========
               Weighted-average fair value of options at
                December 31, 1999                              $     .42
                                                               =========


9.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

    For the years ended December 31, 1998 and 1999, the Company had sales to one major customer in the Engineering segment totaling approximately $2,533,000 and $3,460,000, respectively, which represent 19% and 24%, respectively, of total revenues. At December 31, 1999, amounts due from two customers who individually had amounts due in excess of 10% of trade receivables totaled $793,000.

10.  STOCKHOLDERS' EQUITY

    In 1998, the Company issued 300,000 shares of common stock as part of the CPM acquisition and 50,000 shares as part of the IDS FAB acquisition (see
    Note 14).

    In 1999, the Company purchased 40,000 shares of its own stock for $67,045 under a program approved by the Board of Directors to repurchase up to 400,000 shares of Company common stock at no more than $5 per share. Also in 1999, as part of a rescission agreement, the Company received back 50,000 shares of the Company common stock that had been issued during 1998 in the acquisition of IDS FAB (see Note 15). All treasury shares were retired in 1999.


11. FEDERAL INCOME TAXES

    The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                   YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                                    1998             1999
                                                  ---------       ---------
                Federal income tax expense
                  (benefit) at 34%                 $315,066        $105,724
                State and foreign taxes              16,434           9,622
                Nondeductible expenses               16,775           3,400
                Other                                 9,101          32,466
                                                   --------        --------
                                                   $357,376        $151,212
                                                   ========        ========

    The components of the Company's deferred tax liability consisted of the following at December 31, 1999:

                Deferred tax asset:
                  Allowance for doubtful accounts                  $  2,500
                Deferred tax liabilities:
                  Tax accounting change from cash basis
                    to accrual basis -  CPM Acquisition             (95,000)
                  Depreciation                                       (4,500)
                                                                  ---------
                       Deferred tax liability, net                 $(97,000)
                                                                  =========


12.  SEGMENT INFORMATION

    The Company operates in four business segments: (1) the manufacture and distribution of industrial computer systems to industrial and commercial companies; (2) engineering consulting services primarily to major integrated oil and gas companies; (3) the manufacture and distribution of air handling equipment for HVAC systems to commercial companies; and (4) the manufacture and distribution of uninterruptible power systems and battery chargers. Sales, operating income, interest income and expense, identifiable assets, capital expenditures and depreciation set forth in the following table are the results of the four segments. The amount in corporate and eliminations includes amounts to eliminate intercompany items, including notes receivable and notes payable.

    Segment information for the years 1998 and 1999 was as follows:

                                                                 (Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Disposed
                                                                     Air          Power                      Segment
                                         Products   Engineering    Handling      Systems      Corporate       Assets         Total
                                         --------   -----------    --------      ------       ---------       --------       -----
Net sales from external customers       $ 1,535      $   4,407     $  3,708    $ 3,016     $      -       $      -      $ 12,666
Operating earnings                         (363)           603           60        638            -              -           938
Interest income                               -             -            -          -            50              -            50
Interest expense                              -             -            -          -            79              -            79
Depreciation and amortization                29             47           79         -            16              -           171
Total assets                                536          2,100        1,755      1,677          215          1,646         7,929
Capital expenditures                    $    25      $      19     $     32    $     -     $      9       $      -      $     85
------------------------------------------------------------------------------------------------------------------------------------
                                                                    1999
------------------------------------------------------------------------------------------------------------------------------------

Net sales from external customers       $   736      $   5,978     $  3,151    $ 2,373     $      -              -      $ 12,238
Operating earnings                          (36)           428          (38)      (121)                          -           233
Interest income                               -              -            -          -           47              -            47
Interest expense                              -              -            -          -           68              -            68
Depreciation and amortization                36             50           58          -            -              -           144
Total assets                              1,342          1,735        1,719      1,067           51              -         5,914
Capital expenditures                    $     -      $     121     $     88    $     -     $      -       $      -      $    209
------------------------------------------------------------------------------------------------------------------------------------



13.  TRANSACTION WITH AFFILIATE

    In July 1997, the Company entered into a management contract with BHC Management Corporation ("BHC"), a Texas corporation. As compensation for services provided hereunder, IDS agreed to pay BHC the sum of $4,000 per month plus expenses not to exceed $500 per month. The principals of BHC are stockholders of IDS. The total payments made to BHC during 1998 and 1999 were approximately $48,000 and $8,000, respectively.


14.  ACQUISITIONS

    In April 1998, the Company acquired CPM in a stock purchase. The Company paid $500,000, consisting of $200,000 in cash and 300,000 shares of the Company's common stock, which may be put back to the Company for $1 per share at the option of the holder. This acquisition has been accounted for on the purchase method of accounting. No goodwill was generated in this transaction. The operating results of CPM have been included in the Company's consolidated financial statements since the date of acquisition.

    In November 1998, the Company acquired IDS FAB in a stock purchase. The Company paid $389,800, consisting of $100,000 in cash and 50,000 shares of the Company's common stock, whose fair market value at the date of exchange was $289,800. This acquisition has been accounted for on the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $593,000. The operating results of IDS FAB have been included in the Company's consolidated financial statements since the date of acquisition (see Note 15 for discussion regarding rescission of this agreement in 1999).

    The following unaudited proforma consolidated results of operations of the year ended December 31, 1998 assumes the CPM and IDS FAB acquisitions occurred as of January 1, 1998.

        (thousands, except per share data)                            1998
        -----------------------------------------------------------------------
        Net sales                                                   $19,488
        Net earnings                                                    306
        Basic earnings per share                                        .02
        -----------------------------------------------------------------------

    In management's opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1998 or of future operations of the combined companies under the ownership and management of the Company.

15.  DISCONTINUED OPERATIONS

    On October 28, 1999, the Company entered into a settlement agreement with the former owner of IDS FAB to rescind the original acquisition agreement dated November 1, 1998. As a result of the settlement agreement, the Company received the originally issued 50,000 shares of its common stock, valued at $43,750 at the date of the rescission, back from the former owner of IDS FAB and transferred the stock of IDS FAB to the former owner. All assets and liabilities of IDS FAB were transferred back to and assumed by the former owner of IDS FAB.

    In the first two fiscal quarters of the year ended December 31, 1999, prior to determination to dispose of the segment, the Company had recognized a loss of approximately $765,000 related to impairment of assets of IDS FAB. In the fourth quarter, this impairment charge was reclassified to be included in the loss on disposal of discontinued operations.

    The discontinued segment recognized sales revenues of approximately $750,000 in 1998 and none in 1999. Additionally, included in the loss on disposal of discontinued operations is approximately $85,000 of legal fees related to the disposition.


16.  CONTINGENCIES

    The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded and determined will not, in the opinion of management, have a material effect on results of operations or the financial condition of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes in and disagreements with the Company's accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

     Incorporated herein by reference in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

     Incorporated herein by reference in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Incorporated herein by reference in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000.

                                    PART  IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS

     The consolidated financial statements are contained herein as listed on the "Index" on page 22 hereof.

B.    REPORTS ON FORM 8-K

     There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 1999 that have not been previously reported in the Company's Quarterly Reports on Form 10-QSB.

C.    DESCRIPTION AND INDEX OF EXHIBITS

Number    Description
------    -----------
2 Agreement and Plan of Reorganization for the Purchase of Industrial Data Systems, Incorporated, dated August 1, 1994 (1)

2.1 Action by Written Consent of the Board of Directors for the Purchase of Industrial Data Systems, Incorporated, a Texas corporation, dated August 1, 1994 (1)

2.2 Action by Written Consent of the Stockholders for the Purchase of Industrial Data Systems, Incorporated, a Texas corporation, dated August 1, 1994 (1)

2.3 Stock Acquisition Agreement for the Purchase of Thermaire Incorporated, dba Thermal Corp., dated August 15, 1995 (1)

2.4 Escrow Agreement for the Purchase of Thermaire Incorporated, dba Thermal Corp., dated August 15, 1995 (1)

2.5 Earnest Money Contract for the Purchase of Thermaire Incorporated, dba Thermal Corp.'s Manufacturing Facility, dated August 15, 1995 (1)

2.6 Offering Memorandum, 504D Offering of 500,000 Shares of Common Stock in the State of Nevada, dated July 26, 1994 (1)

2.7 Action by the Board of Directors regarding the 504D Stock Offering of 2,499,999 Shares of Common Stock, dated July 10,1996 (1)

2.8 Agreement for Amendment and Substitution of Subscription Agreement and Notes, dated July 10, 1996 (1)

2.9       Deleted

2.10      Deleted

2.11      Deleted

2.13      Deleted

2.14      Deleted

2.15 Stock Acquisition Agreement, dated March 25, 1998, by and among Industrial Data Systems Corporation, John L. "Jack" Ripley, and Constant Power Manufacturing Incorporated. Previously filed as
          Exhibit 2.1 on (8).

2.16      Deleted

2.17      Deleted

2.18      Deleted

2.19      Deleted

2.20      Deleted

2.21      Deleted

2.21.a    Deleted

2.22      Deleted

3 Articles of Incorporation, Industrial Data Systems Corporation, dated June 20, 1994 (1)

3.1 Corporate Charter, Industrial Data Systems Corporation, dated June 22, 1994 (1)

3.2       Corporate Bylaws, Industrial Data Systems Corporation, dated June 22,
          1994 (1)

3.3 Articles of Incorporation, IDS Engineering, Inc., dated October 15, 1997. Previously filed as Exhibit 3 on (7)

3.4 Corporate Charter, IDS Engineering, Inc., dated October 15, 1997. Previously filed as Exhibit 3.1 on (7)

3.5 Corporate Bylaws, IDS Engineering, Inc., dated October 15, 1997. Previously filed as Exhibit 3.2 on (7)

3.6       Deleted

3.7       Deleted

3.8       Deleted

3.9       Deleted

4.1       Revolving Credit Line with Texas Commerce Bank, N.A., dated June 11,
          1996 (1)

4.2       Deleted

4.3       Deleted

4.4       Deleted

4.5       Deleted

4.6       Deleted

4.7       Deleted

4.8       Deleted

10        Deleted

10.1      Deleted

10.2      Deleted

10.3      Deleted

10.4      Deleted

10.5 Adoption Agreement for Nonstandardized Code 401(k) Profit Sharing Plan, dated January 1, 1993 (1)

10.6      Blanket Service Contract - Exxon Pipeline Company (3)

10.7      Blanket Service Contract - Marathon Oil Company (3)

10.8      Deleted

10.9      Deleted

10.10     Deleted

10.11     Blanket Service Contract - ARCO Pipe Line Company (3)

10.12     Deleted

10.13     Deleted

10.14     Deleted

10.15  Deleted

10.16  Deleted

10.17 Lease between Industrial Data Systems, Incorporated, a Texas corporation, and 319 Century Plaza Associates, Ltd., dated August 18, 1997. Previously filed as Exhibit 10 on (7)

10.18 First Amendment to Lease Agreement between Industrial Data Systems, Incorporated, a Texas corporation, and 319 Century Plaza Associates, dated September 19, 1997. Previously filed as Exhibit 10.1 on (7)

10.19 Second Amendment to Lease Agreement between Industrial Data Systems, Incorporated, a Texas corporation, and 319 Century Plaza Associates, dated November 19, 1997. Previously filed as Exhibit 10.2 on (7)

10.20 Employment Agreement, dated March 25, 1998, by and between Constant Power Manufacturing Incorporated and Jack Ripley. Previously filed as Exhibit
       10.19 on (8)

10.21 First Amendment to Employment Agreement, dated April 3, 1998, by and between Jack Ripley and Constant Power Manufacturing Incorporated. Previously filed as Exhibit 10.20 on (8)

10.22  Deleted

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

10.26  Deleted

10.27  Deleted

10.28  Deleted

10.29  Deleted

10.30 Blanket Service Contract with Texaco Pipeline Company. Previously filed as Exhibit 10.18 on (4)

10.31  Settlement Agreement between the Company and Michael L. Moore (14)

10.32  Blanket Service Contract with Caspian Consortium-R (15)

10.33     Blanket Service Contract with Caspian Consortium-K (15)

11        Statement Regarding Computation of Per Share Earnings (4) (5)

21        Subsidiary of the Registrant (11)

23        Deleted

24        Power of Attorney (2)

27        Financial Data Schedule (11) (12)

99        Deleted

99.1      Deleted

(1)  Exhibits incorporated by reference on the Company's Registration
          Statement on Form 10-SB filed with the Securities and Exchange Commission on January 27, 1997.
(2) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on April 14, 1997.
(3) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997
(4) Exhibits incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 14, 1997
(5) Exhibits incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission on November 14, 1997
(6)  Deleted
(7) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 10, 1998
(8) Exhibits incorporated by reference on the Company's Form 8-K filed April 10, 1998 and Form 8-K/A filed April 29, 1998
(9)  Deleted
(10) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998
(11) Exhibit incorporated by reference on the Company's Annual Reports on Form 10-KSB.
(12) Exhibit incorporated by reference on the Company's Annual Reports on Form 10-QSB.
(13) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 filed with the Securities and Exchange commission on May 17, 1999

(14) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange commission on November 15, 1999
(15) Exhibits incorporated by reference on this Annual Report on Form 10-KSB for the year ended December 31, 1999

                                   SIGNATURES


     In accordance with Section 12 of the Securities Exchange act of 1934, the Registrant has caused this Annual Report on Form 10 KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                         INDUSTRIAL DATA SYSTEMS CORPORATION

Dated:  March 28, 2000

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