Form 10QSB
period 2000-03-31
INDUSTRIAL DATA SYSTEMS CORP
filed 2000-05-15
CIK 933738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 001-14217


                      INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                                     Nevada
                        (State or, other Jurisdiction of
                          corporation or organization)

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

                                Yes  [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of March 31, 2000.

                   Common Stock, $.001 Par Value, 12,964,918

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE PERIOD ENDED MARCH 31, 2000


                               TABLE OF CONTENTS
                                                                           Page
                                                                          Number

PART 1    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at March 31, 2000
          and December 31, 1999.............................................   1

          Condensed Consolidated Statements of Income for the
          Three Months ended March 31, 2000 and March 31, 1999..............   2

          Condensed Consolidated Statements of Cash Flows for the
          Three Months ended March 31, 2000 and March 31, 1999..............   3

          Notes to Condensed Consolidated Financial Statements..............   4

ITEM 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.................................................  10

ITEM 2.   Changes in Securities.............................................  10

ITEM 3.   Defaults Upon Senior Securities...................................  10

ITEM 4.   Submission of Matters to a Vote of Security Holders...............  10

ITEM 5.   Other Information.................................................  10

ITEM 6.   Exhibits and Reports on Form 8-K..................................  10

          Signature.........................................................  11

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2000      December 31, 1999
                                                                                    --------------      -----------------
                                                         ASSETS                       (Unaudited)
                                                         ------
CURRENT ASSETS:
 Cash and cash equivalents:                                                             $  120,231             $  663,972
 Marketable securities, at market value - Available-for-sale                               800,000                300,000
 Accounts receivable - trade, less allowance for doubtful accounts of
     Approximately $6,500 for 1999 and $19,000 for 2000                                  2,645,654              2,540,835
 Inventory                                                                                 775,242                771,808
 Notes receivable from stockholder                                                         150,000                150,000
 Federal income tax receivable                                                                   0                 53,000
 Prepaid and other                                                                         401,091                329,441
                                                                                        ----------             ----------
       Total current assets                                                              4,892,218              4,809,056
                                                                                         ----------             ----------
PROPERTY AND EQUIPMENT, Net                                                              1,466,817              1,070,218

OTHER ASSETS                                                                                     0                      0
                                                                                                                       71
GOODWILL                                                                                    30,600                 34,650

    Total assets                                                                        $6,389,635             $5,913,924
                                                                                        ----------             ----------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
CURRENT LIABILITIES:
 Notes payable                                                                          $  436,655             $  342,010
 Current portion of note payable to bank and capital lease                                  49,879                 39,259
 Accounts payable                                                                          855,774                779,017
 Income taxes payable                                                                       12,999                 45,000
 Accrued expenses and other current liabilities                                            288,229                297,454
                                                                                        ----------             ----------
       Total current liabilities:                                                        1,643,536              1,502,740
                                                                                        ----------             ----------

Note payable to bank, term                                                                 381,331                384,658
Capital lease payable                                                                      132,451                      0
DEFERRED INCOME TAX                                                                         97,000                 52,000
                                                                                        ----------             ----------
       Total liabilities                                                                 2,254,318              1,939,398

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares authorized; 12,964,918 issued
  in 2000,  13,073,718 shares issued in 1999                                                12,965                 12,965
 Additional paid-in capital                                                              2,640,154              2,640,154
 Retained earnings                                                                       1,482,198              1,321,407
                                                                                        ----------             ----------
     Total stockholders' equity                                                          4,135,317              3,974,526
                                                                                        ----------             ----------
   Total liabilities and stockholders' equity                                           $6,389,635             $5,913,924
                                                                                        ==========             ==========

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                                       For The Three Months Ended March 31
                                                                                 ----------------------------------------------
                                                                                        2000                          1999
                                                                                        ----                          ----
OPERATING REVENUES                                                                 $ 3,392,211                      $ 2,636,095

OPERATING EXPENSES:
  Cost of goods sold                                                                 2,399,250                        1,809,320
  Selling, general and administrative                                                  712,575                          551,744
  Depreciation and amortization                                                         45,628                           31,138
                                                                                   -----------                      -----------
                                                                                     3,157,453                        2,392,202
  Operating profit                                                                     234,758                          243,893

OTHER INCOME (EXPENSE)
  Net unrealized gains (losses) on marketable securities                                     0                           (4,195)
  Other income                                                                          14,290                           22,349
  Interest income, net                                                                 (17,003)                         (14,046)
                                                                                   -----------                      -----------
                                                                                        (2,713)                           4,108

INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                                                     232,045                          248,001

PROVISION FOR INCOME TAXES                                                              71,254                           58,156
                                                                                   -----------                      -----------
INCOME FROM CONTINUING OPERATIONS                                                      160,791                          189,845

LOSS FROM DISCONTINUED OPERATIONS                                                            0                          (66,261)
                                                                                   -----------                      -----------
NET INCOME                                                                         $   160,791                      $   123,584
                                                                                   ===========                      ===========
BASIC AND DILUTED  EARNINGS  PER COMMON SHARE                                      $     0.012                      $     0.009
                                                                                   ===========                      ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                       12,964,918                       13,073,718
                                                                                   -----------                      -----------

OUTSTANDING

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                              (unaudited)
                                                          2000           1999
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $  160,791    $  123,584
Adjustment for non-cash items                              45,628        65,938
Changes in working capital                               (123,290)     (209,179)
                                                       ----------    ----------

Net cash provided (used) by operating activities       $   83,129    $  (19,657)

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquired                          (232,064)      (61,176)
Purchase of marketable securities                        (500,000)      (34,612)
Other assets acquired                                           0       (12,735)
                                                       ----------    ----------

Net cash used by investing activities                  $ (896,599)   $ (108,523)
                                                       ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:

Short-term note repayments                                 (3,327)      (16,290)
Increase in notes payable, net                            108,521        44,438
Repayments on line of credit                                    0       (35,000)
                                                       ----------    ----------

Net cash provided (used) by financing activities       $  105,194    $   (6,852)
                                                       ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      $ (543,741)   $ (135,032)

CASH AND CASH EQUIVALENTS, at beginning of period      $  663,972    $1,225,821
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS, at end of period            $  120,231    $1,090,789
                                                       ==========    ==========
SUPPLEMENTAL DISCLOSURES:
Interest                                               $   17,003    $   14,046
Income taxes paid                                      $   17,001    $  110,000
                                                       ==========    ==========

Non-cash:
Lease to finance equipment                             $  164,535            --

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

   The condensed consolidated financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for the three month period ended March 31, 2000 and 1999. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1999 and 1998, which are included in the Company's annual report on Form 10-KSB. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2. NOTE RECEIVABLE FROM STOCKHOLDER:

   At March 31, 2000, the Company had notes receivable due from a stockholder in the amount of $150,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest accrued through March 31, 2000 on these notes amounted to approximately $33,000.

3. DISCONTINUED OPERATIONS:

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

   The discontinued segment accounted for a loss of approximately $66,000 in the quarter ended March 31, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

         The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

     The Company's primary segment, Engineering, which generates approximately half of the Company's total revenue and employs the majority of its personnel, offers engineering consulting services primarily to the pipeline and process industries for the development, management and turnkey execution of engineering projects. The Engineering segment also performs the execution of capital projects for its clients on a full service, turnkey basis. Its staff has the capability of developing a project from the initial planning stages through detailed design and construction management. The services provided include conceptual studies, project definition, cost estimating, engineering design, and material procurement, in addition to project and construction management. These services are performed on facilities that include cross-country pipelines, pipeline pump stations, gas compressor stations, metering systems, product storage facilities, product loading terminals, gas processing facilities, chemical plants and crude oil refineries. Most of the Company's revenues are derived from this segment. The Company's various specialty manufacturing segments provide the remainder of revenues for the Company.

     Engineering has generated sales as a percent of total revenue of 46.9% and 47.6% for the three months ended March 31, 2000 and 1999, respectively. The Air Handling segment has generated sales as a percent of total revenue of 24.4% and 29.5% for the same periods. In the three months ended March 31, 2000, the Power Systems segment generated sales as a percent of total revenue of 25.3%. For the same period in 1999, the Power Systems generated sales as a percent of total revenue of 16.5%. The Products segment has generated sales as a percent of total revenue of 3.4% and 6.4% for the three months ended March 31, 2000 and 1999, respectively.

     Gross margins vary between each of its operating segments, with the Engineering segment producing the highest gross margins. The gross margin for the Engineering segment, was 33.9% for the three months ended March 31, 2000. The Air Handling segment's gross margin was 24.4% and 21.6% for the three months ended March 31, 2000 and 1999, respectively. Gross margin generated by the Power Systems segment was 26.8% and 33.6% for the three months ended March 31, 2000 and 1999, respectively. The gross margin for the Products segment was 18.7% for the 2000 period and 21.6% for the same period in 1999. The overall gross margin for the Company, which included the Engineering, Air Handling, Power Systems and Products segments for the three months ended March 31, 2000 was 29.3%. The overall gross margin for the Company for the same period in 1999 was 31.4%.

     The Company's efforts to expand into the Engineering, Procurement and Construction (EPC) market have brought about increased revenues for the Engineering segment and since the establishment of the Engineering operations in Tulsa in the first quarter of 1999, this segment has increased its participation in an expanded scope of projects. As a result, the Engineering segment has contributed higher sales revenues and management expects higher gross margins to be generated in future periods.

YEAR 2000 (Y2K) ISSUES AND CONSEQUENCES

     The Company experienced no adverse effects on its ability to conduct business as a result of Y2K issues and management foresees no adverse effects in future periods.

FORWARD-LOOKING STATEMENTS

     Certain information contained in this Form 10QSB Quarterly Report, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Quarterly Report of Form 10QSB.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of income and indicates percentage of total revenue for each item.


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                             2000                    1999
                                                Amount                  %          Amount               %
                                                ------                 ---         ------              ---
Revenue:
  Engineering                                  $1,591,661             46.9          $1,253,849          47.6
  Air Handling                                    828,618             24.4             777,775          29.5
  Power Systems                                   859,541             25.3             434,291          16.5
  Products                                        112,391              3.4             170,180           6.4
                                               ----------            -----          ----------         -----
     Total revenue                             $3,392,211            100.0          $2,636,095         100.0
                                               ==========            =====          ==========         =====

Gross Profit:
  Engineering                                  $  539,722             33.9          $  475,710          37.9
  Air Handling                                    201,923             24.4             168,278          21.6
  Power Systems                                   230,244             26.8             146,014          33.6
  Products                                         21,072             18.7              36,772          21.6
                                               ----------            -----          ----------         -----
     Total gross profit                        $  992,961             29.3          $  826,774          31.4
                                               ==========            =====          ==========         =====
Selling, general and administrative
 expenses and depreciation                     $  758,203             22.4             582,881          22.1
                                               ----------                           ----------

    Operating Profit                              234,758              6.9             243,893           9.3


Other income (expense)                             (2,713)            (0.1)              4,108           0.2
                                               ----------                           ----------

Income from continuing operations
    Before provisions for income
    taxes                                         232,045              6.8             248,001           9.4

Provision for income taxes                         71,254              2.1              58,156           2.2
                                               ----------                           ----------

Income from continuing operations                 160,791              4.7             189,845           7.2

Loss from discontinued operations                       0              0.0             (66,261)         (2.5)
                                               ----------            -----          ----------         -----

Net income                                     $  160,791              4.7          $  123,584           4.7
                                               ==========            =====          ==========         =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     TOTAL REVENUE. Total revenue increased by $756,116 or 28.7% from $2,636,095 for the three months ended March 31, 1999, compared to $3,392,211 in 2000. Revenue from the Engineering segment which comprised 46.9% of total revenue for the three months ended March 31, 2000, increased by $337,812 or 26.9%. This increase is due, in part; to the additional revenues generated by the Tulsa office and to an overall increase in projects for the Engineering segment. Revenue from the Air Handling segment, which comprised 24.4% of total revenue for the three months ended March 31, 2000, increased by $50,843 or 6.5%. Revenue generated by the Power Systems segment for the three months ended March 31, 2000 was $859,541, which was 25.3% of the total revenue and was an increase from the 1999 period by $425,250 or 97.9%. This increase was generated because the revenue generated in the 1999 period was abnormally low and the 2000 period is more representative of the capabilities of the segment.

     GROSS PROFIT. Gross profit increased by $166,187 or 20.1% from $826,774 for the three months ended March 31, 1999 to $992,961 for the same period in 2000. The gross margin as a percentage of total revenues decreased slightly from 31.4% for the period ended March 31, 1999 to 29.3% for the same period in 2000. The decrease was primarily attributable to lower margins contributed by the Engineering and Power Systems segments. The decrease in gross margin in the Engineering segment is attributable to non-billable hours spent on business development during the first quarter of 2000. The gross profit for the Engineering segment decreased from 37.9% for the period ended March 31, 1999 to 33.9% for the same period in 2000. The gross profit for the Air Handling segment increased from 21.6% for the period ended March 31, 1999 to 24.4% for the same period in 2000. This increase was attributable to the addition of higher margin products to the segment's product line. The Power Systems gross margin generated in the period ended March 31, 2000 increased by $84,230 or 57.7% over the same period in 1999. The gross margin for the Products segment decreased from 21.6% for the period ended March 31, 1999 to 18.7% for the same period in 2000. The decrease was attributable to the decrease in sales revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $175,322 or 30.1% from $582,881 for the three months ended March 31, 1999 compared to $758,203 for the same period in 2000. As a percentage of total revenue, selling, general and administrative expenses increased only slightly from 22.1% for the three months ended March 31, 1999 to 22.4% for the same period in 2000. This increase is primarily attributable to additional expenses related to an increase in personnel, accompanied by related payroll and benefit costs and to the expansion of facilities.

     OPERATING INCOME. Operating income decreased by $9,135 or 3.7% from $243,893 for the three months ended March 31, 1999, compared to $234,758 for the same period in 2000. Operating income decreased as a percentage of total revenue from 9.3% for the three months ended March 31, 1999 to 6.9% for the same period in 2000. The decrease in operating income was a result of overall lower gross margin contributions and to increased selling, general and administrative expenses.

     NET INCOME. Net income after taxes increased by $37,207 or 30.1% from $123,584 for the three months ended March 31, 1999 to $160,791 for the same period in 2000. Net income after taxes in the 1999 period was effected by a loss from discontinued operations of $66,261. As a percentage of total revenue, the net income percentage was 4.7% for the three months ended March 31, 1999 and for 2000

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of March 31, 2000, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements. The Company had, as of March 31, 2000, $735,000 in additional advances available under its line of credit with a bank. The Company's line of credit which provides for maximum borrowings of $1,250,000 which bears interest at prime plus 0.5%, is for a term of one year and matures on April 24, 2001. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. As of March 31, 2000, the Company had $415,000 outstanding against its line of credit. Interest on the outstanding balance is paid on a monthly basis.

     The Company's working capital was $3,248,682 and $3,306,316 at March 31, 2000 and December 31, 2000, respectively.

     CASH FLOW

     Operating activities provided net cash totaling $247,664 and used net cash of ($19,657) for the three months ended March 31, 2000 and 1999, respectively. Trade receivables increased $104,819 since December 31, 1999. Inventory increased by $3,434 for the same period.

     Investing activities used cash totaling $108,523 for the three months ended March 31, 1999 and used cash totaling $732,064 for the same period in 2000. The Company's investing activities that used cash during the period ended March 31, 2000 was primarily for the purchase of property and equipment and marketable securities.

     As of March 31, 2000, the Company had a portfolio of bonds with a value of $800,000. These bonds are purchased with surplus cash and are used by the Company as part of its plan to provide additional cash for working capital requirements. These bonds are classified as available-for-sale and are stated at market value.

     Financing activities provided cash totaling $105,194 for the three months ended March 31, 2000, which was activity related to notes payable. Financing activities used cash totaling $6,852 for the same period in 1999. The Company entered into a 60-month lease in the principal amount of approximately $165,000 for the purpose financing a Plate-Fin machine for the Air Handling segment.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $2,906,816 and $2,645,654 at March 31, 1999 and 2000, respectively. The number of days' sales outstanding in trade accounts receivable was 85 days and 72 days, respectively, at March 31, 1999 and 2000.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     The following Exhibits are included with this report:

     Exhibit
     Number     Description
     -------    -----------

     10.34      Lease between IDS Engineering, Inc. and d/b/a Wilshire Square

     10.35 Master Equipment Lease between Unicapital BSB Leasing and Thermaire, Inc. dba Thermal Corporation

     27         Financial Data Schedule


     b.  Form 8-K

     During the quarter ended March 31, 2000, the Company did not file any current reports on Form 8-K.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: May 12, 2000           By:   /s/ Hulda L. Coskey
                                 ------------------------------------------
                              Hulda L. Coskey, Chief Financial Officer,
                              Secretary-Treasurer