Form 10QSB
period 2000-06-30
INDUSTRIAL DATA SYSTEMS CORP
filed 2000-08-14
CIK 933738

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                       Commission File Number: 001-14217


                      INDUSTRIAL DATA SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

                                    NEVADA
                                    ------
                    (State of corporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the close of business June 30, 2000.

                   Common Stock, $.001 Par Value, 12,964,918
                   -----------------------------------------

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE PERIOD ENDED JUNE 30, 2000


                               TABLE OF CONTENTS

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART 1    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2000 and
           June 30, 1999..................................................................  1

          Condensed Consolidated Statements of Operations for the
          Three Months and Six Months ended June 30, 2000 and  June 30, 1999..............  2

          Condensed Consolidated Statements of Cash Flows for the Six
          Months ended June 30, 2000 and June 30, 1999....................................  3

          Notes to Condensed Consolidated Financial Statements............................  4

ITEM 2    Management's Discussion and Analysis............................................  5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................................  11

Item 2.   Changes in Securities...........................................................  11

ITEM 3.   Defaults Upon Senior Securities.................................................  11

ITEM 4.   Submission of Matters to a Vote of Security Holders.............................  11

ITEM 5.   Other Information...............................................................  11

ITEM 6.   Exhibits and Reports on Form 8-K................................................  12

          Signature.......................................................................  13


             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  June 30, 2000       December 31, 1999
                                                                                  --------------      -----------------
                                                                                   (unaudited)
                                ASSETS
                                ------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $  147,468              $  663,972
 Marketable securities, at market value - Available-for-sale                            630,300                 300,000
 Accounts receivable - trade, less allowance for doubtful accounts of
    approximately $19,000 in 2000 and $6,500 in 1999                                  2,431,932               2,540,835
 Inventory                                                                              787,928                 771,808
 Notes receivable from stockholder                                                      150,000                 150,000
 Federal income tax receivable                                                           66,527                  53,000
 Prepaid and other                                                                      473,416                 329,441
                                                                                     ----------              ----------
   Total current assets                                                               4,687,571               4,809,056
                                                                                     ----------              ----------
PROPERTY AND EQUIPMENT                                                                1,475,935               1,070,218
GOODWILL                                                                                 26,550                  34,650
                                                                                     ----------              ----------
   Total assets                                                                      $6,190,056              $5,913,924
                                                                                     ==========              ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
 Notes payable to bank                                                               $  406,743              $  342,010
 Current portion - note payable to bank and capital lease                                17,794                  39,259
 Accounts payable                                                                       771,757                 779,017
 Deferred Income taxes                                                                   45,000                  45,000
 Accrued expenses and other current liabilities                                         388,103                 297,454
                                                                                     ----------              ----------
   Total current liabilities                                                          1,629,397               1,502,740
                                                                                     ----------              ----------
NOTE PAYABLE TO BANK, TERM                                                              375,709                 384,658
CAPITAL LEASE PAYABLE                                                                   151,471                      --
DEFERRED INCOME TAX                                                                      52,000                  52,000
                                                                                     ----------              ----------
                Total liabilities                                                     2,208,577               1,939,398

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares authorized; 12,964,918
  shares issued in 2000, 12,964,918 shares issued in 1999                                12,965                  12,965
 Additional paid-in capital                                                           2,640,154               2,640,154
 Retained earnings                                                                    1,328,360               1,321,407
                                                                                     ----------              ----------
     Total stockholders' equity                                                       3,981,479               3,974,526
                                                                                     ----------              ----------
   Total liabilities and stockholders' equity                                        $6,190,056              $5,913,924
                                                                                     ==========              ==========


 See accompanying notes to these condensed consolidated financial statements.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ended                   Six Months Ended
                                                             June 30, 2000      June 30, 1999    June 30, 2000    June 30, 1999
                                                          -------------------   --------------   --------------   --------------
OPERATING  REVENUES                                           $ 3,331,742        $ 3,218,750      $ 6,723,953      $ 5,854,845

OPERATING EXPENSES:
     Cost of goods sold                                         2,630,377          2,329,553        5,029,627        4,138,874
     Selling, general and administrative                          922,838            549,043        1,681,041        1,131,923
                                                              -----------        -----------      -----------      -----------
                                                                3,553,215          2,878,596        6,710,668        5,270,797
                                                              -----------        -----------      -----------      -----------
     OPERATING PROFIT (LOSS)                                     (221,473)           340,154           13,285          584,048

OTHER INCOME (EXPENSE):
     Other income                                                  17,723             63,904           32,012           86,252
        Net unrealized gains (losses) on marketable
         securities                                                    --             52,753               --           48,558
     Interest income (expense), net                               (21,342)           (16,784)         (38,344)         (30,830)
                                                              -----------        -----------      -----------      -----------
                                                                   (3,619)            99,873           (6,332)         103,980
                                                              -----------        -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES                                (225,092)           440,027            6,953          668,028

PROVISION FOR INCOME TAXES                                        (71,254)           100,383               --          158,539
                                                              -----------        -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         (153,838)           339,644            6,953          529,489

LOSS FROM DISCONTINUED OPERATIONS                                      --           (886,221)              --         (952,484)
                                                              -----------        -----------      -----------      -----------
NET INCOME (LOSS)                                             $  (153,838)       $  (546,577)     $     6,953      $  (422,995)
                                                              ===========        ===========      ===========      ===========
BASIC AND DILUTED EARNINGS (LOSS) PER
   COMMON SHARE                                               $    (0.012)       $    (0.042)     $     0.001      $    (0.032)
                                                              ===========        ===========      ===========      ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
                                                               12,964,918         13,073,718       12,964,918       13,073,718
                                                              ===========        ===========      ===========      ===========

 See accompanying notes to these condensed consolidated financial statements.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                  -------------------------------------------
                                                                                     2000                              1999
                                                                                  ---------                        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                 $   6,953                        $ (422,995)
Non-Cash change in working capital                                                   41,126                           825,222
Changes in working capital                                                         (258,120)                         (107,369)
                                                                                  ---------                        ----------

Net cash provided (used) by operating activities                                   (210,041)                          294,857

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquired                                                    (405,717)                          (54,364)
Purchase of investments                                                                  --                             9,450
Addition of capital lease                                                           151,471                                --
                                                                                  ---------                        ----------
Net cash used in investing activities                                              (254,246)                          (44,914)
                                                                                  ---------                        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Long term mortgage on land and buildings                                             (8,949)                          (20,756)
Repayment on notes payable, net                                                     (43,268)                         (282,129)
                                                                                  ---------                        ----------
Net cash used in financing activities                                               (52,217)                         (302,885)
                                                                                  ---------                        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                (516,504)                          (52,942)

CASH AND CASH EQUIVALENTS, at beginning of  period                                  663,972                         1,225,821
                                                                                  ---------                        ----------

CASH AND CASH EQUIVALENTS, at end of period                                       $ 147,468                        $1,172,879
                                                                                  =========                        ==========

Supplemental Cash Flow Information:
    Interest Paid                                                                 $  38,344                        $   26,611
                                                                                  =========                        ==========
    Income taxes paid                                                             $      --                        $   70,000
                                                                                  =========                        ==========

 See accompanying notes to these condensed consolidated financial statements.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

   The condensed consolidated financial statements of Industrial Data Systems Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000; the results of operations for the three months and six months ended June 30, 2000 and 1999; and cash flows for the six months ended June 30, 2000 and 1999 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 2000.

2. NOTE RECEIVABLE FROM STOCKHOLDER:

   At June 30, 2000, the Company had notes receivable due from a stockholder in the amount of $150,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the note is due annually.

3. ACQUISITIONS:

   In November 1998, the Company acquired MLC Enterprises, Inc. a Texas corporation formed in August 1995, doing business as Marine and Industrial Fire & Safety (MIFS) and Marine and Industrial Supply Company (MISC). Subsequent to the acquisition, MLC's name was changed to IDS Fabricated Systems, Inc. (IDS FAB). Operations at IDS FAB were suspended during the six months ending June 30, 1999 and the acquisition was rescinded in October 1999. The results of operations are reported under the "Discontinued Operations" category on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements including the notes thereto, included elsewhere herein.

OVERVIEW

         The Engineering segment of the Company is the major producer of revenues for the Company. Providing engineering consulting services to the pipeline and process industries for the design, development and project management of turnkey engineering projects generates these revenues. Early in 1999, IED opened a business development office in Tulsa, Oklahoma to pursue turnkey engineering, procurement and construction (EPC) projects. As of June 30, 2000, the Tulsa operation had grown to approximately 40 employees and the Company believes the contribution of the Tulsa operation will result in expanded market exposure, greater revenue and profit margin potential from the EPC market. However there can be no assurance that this will be the case.

         The Company generates other revenues through segments involved in the made-to-order manufacture of industrial equipment. Thermal Corporation (Thermal), the Air Handling segment, fabricates air-handling equipment for commercial heating ventilation and air conditioning systems. Thermal was acquired in February 1997.

         The Company acquired Constant Power Manufacturing, Inc., (CPM), the Power Systems segment, in March 1998. This segment manufactures industrial grade battery backup systems and battery chargers. Research and development efforts and funds have been expended to develop a new battery charger system to add to its product line, the Company believes the revenue and profit margin of this segment will improve in future periods.

         The Products segment designs and assembles industrial grade computers for specialty applications. Due to the increased competition in the hardware market and ever-decreasing profit margins, management is evaluating its options concerning the future operations of this segment.

YEAR 2000

         The year 2000 issue relates to computer systems that use the last two digits rather than four to define a year and whether such systems would properly and accurately process information when the year changed to 2000. During fiscal 1999, the Company completed its company-wide program to prepare the Company's computer systems for year 2000 compliance.

         At the date of this report, the Company had not experienced any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company does not anticipate any material complaints regarding any year 2000 issues related to its products.

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

business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate." "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth within this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's condensed consolidated statements of operations and indicates percentage of total revenue for each item.

                                    Three Months Ended June 30                       Six Months Ended June 30
                                     2000                    1999                   2000                    1999
                           --------------------------------------------------------------------------------------------
                             Amount         %        Amount         %        Amount         %        Amount         %
                           -----------    -----    -----------    -----    -----------    -----    -----------    -----
Revenue:
  Engineering               $2,057,850     61.8     $1,426,819     44.3     $3,649,511     54.3     $2,680,668     45.8
  Air Handling                 761,039     22.8        934,442     29.0      1,589,657     22.6      1,712,217     29.2
  Power Systems                397,890     11.9        669,647     20.8      1,257,431     17.9      1,103,938     18.9
  Products                     114,963      3.5        187,842      6.1        227,354      3.2        358,022      6.1
                            ----------    -----     ----------    -----     ----------    -----     ----------    -----
                             3,331,742    100.0      3,218,750    100.0      6,723,953    100.0      5,854,845    100.0
     Total revenue          ==========    =====     ==========    =====     ==========    =====     ==========    =====

Gross Profit:
  Engineering                  490,867     23.9        448,652     31.4      1,030,589     28.2        924,362     34.5
  Air Handling                  65,175      8.6        223,138     23.9        267,098     16.8        391,416     22.9
  Power Systems                137,475     34.6        175,401     26.2        367,719     29.2        321,415     29.1
  Products                       7,848      6.8         42,006     22.4         28,920     12.7         78,780     22.0
                            ----------    -----     ----------    -----     ----------    -----     ----------    -----
     Total gross profit        701,365     21.1        889,197     27.6      1,694,326     25.2      1,715,973     29.3
                            ==========    =====     ==========    =====     ==========    =====     ==========    =====

Selling, general and
 administrative expenses       922,838     27.7        549,043     17.1      1,681,041     25.0      1,131,925     19.3
                            ----------              ----------              ----------              ----------

    Operating income          (221,473)    (6.6)       340,154     10.6         13,285      0.2        584,048     10.0

Other income (expense)          (3,619)    (0.1)        99,873      3.1         (6,332)    (0.1)       103,980      1.8
                            ----------    -----     ----------    -----     ----------    -----     ----------    -----

Income from continuing
  operations before
   provision for income
  taxes                       (225,092)    (6.8)       440,027     13.7          6,953      0.1        688,028     11.8
                            ----------    -----     ----------    -----     ----------    -----     ----------    -----

Provision for income           (71,254)    (2.1)       100,383      3.1             --      0.0        158,539      2.7
 taxes                      ----------    -----     ----------    -----     ----------    -----     ----------    -----

Income from continuing
Operations                    (153,838)    (4.6)       339,644     10.6          6,953      0.1        529,489      9.0
                            ----------    -----     ----------    -----     ----------    -----     ----------    -----

Loss from discontinued
  Operations                        --      0.0       (886,221)   (27.5)            --      0.0       (952,484)   (16.3)
                            ----------    -----     ----------    -----     ----------    -----     ----------    -----

Net Income                  $ (153,838)    (4.6)    $ (546,577)   (17.0)    $    6,953      0.1     $ (422,995)    (7.2)
                            ==========    =====     ==========    =====     ==========    =====     ==========    =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     TOTAL REVENUE. Total revenue increased by $112,992 or 3.5% from $3,218,750 for the three months ended June 30, 1999, compared to $3,331,742 in 2000. Revenue from Engineering, which comprised 61.8% of total revenue for the three months ended June 30, 2000, increased by $631,031 or 44.2% over the same period in 1999. This increase is due to the wider scope of projects the Engineering segment is now undertaking and the expansion into the turnkey engineering, procurement and construction (EPC) projects and to the revenue generated by two large Caspian Sea pipeline contracts secured by the segment. Revenues generated for the three months ended June 30, 2000, by the Air Handling segment, the Power Systems segment and the Products segment all declined from the 1999 period. Decreases ranged from (40.6%) in the Power Systems segment to (18.6%) in the Air Handling segment. The decreases reported in the Air Handling and Power Systems segments were attributable to delays in the production process, which caused completion and shipping delays. Management has addressed the problem issues and measures have been implemented to correct the problems. Reassignment and reorganization of production personnel has been implemented, as well as, more stringent management guidelines to control labor, material costs and maintain required shipping deadlines.

     GROSS PROFIT. Gross profit decreased by $187,832 or 21.1% from $889,197 for the three months ended June 30, 1999 to $701,365 for the same period in 1999. The gross margin as a percentage of total revenues decreased from 27.6% for the period ended June 30, 1999 to 21.1% for the same period in 2000. The decrease in the overall gross margin was attributable to declines in the gross profit margins contributed by the Air Handling, Power Systems and Products segments. Each of these segments experienced lower sales revenues in the 2000 period. Decreases in Gross Profit generated ranged from a decline of 21.6% in the Power Systems segment to a decline of 81.3% in the Products segment, with the Air Handling segment experiencing a decline of 70.8% from the three month period in 2000. These declines were a result of the lower sales in these segments accompanied by higher production costs. Management has implemented procedures to more effectively monitor and control the costs related to the production process. These procedures are expected to produce greater gross profit margins in future periods as a result of controlling labor and material costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $373,796 or 68.1% from $549,042 for the three months ended June 30, 1999 compared to $922,838 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses increased from 17.1% for the three months ended June 30, 1999 to 27.7% for the same period in 2000. This increase is caused by additional expenses related to the establishment and maintenance of the Tulsa operation, to additional non-billable expenses in the Engineering segment and to an overall increase in corporate related expenses due the growing number of employees.

     OPERATING INCOME. Operating income decreased by $561,628 from $340,155 for the three months ended June 30, 1999, compared to ($221,473) for the same period in 2000. Operating income decreased as a percentage of total revenue from 10.6% for the three months ended June 30, 1999 to (6.6)% for the same period in 2000. The decrease in operating income was a result of the decrease in gross profit and the increase in selling, general and administrative expenses.

     OTHER INCOME (EXPENSE). Other expense decreased by $103,492 from $99,873 for the three months ended June 30, 1999 to ($3,619) for the same period in 2000. This decrease is due primarily to the elimination of other income generated by the trading of marketable securities. This activity was suspended effective December 31, 1999; therefore, there is no income from this activity to offset items, such as interest expense.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations decreased by $493,482 from $339,644 for the three months ended June 30, 1999 to ($153,838) for the same period in 2000. Net income from continuing operations decreased as a percentage of total revenue from 10.6% for the three months ended June 30, 1999 to (4.6%) for the same period in 2000. This decrease was attributable to the lower overall gross margin generated and to increases in selling, general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     TOTAL REVENUE. Total revenue increased by $869,108 or 14.8% from $5,854,845 for the six months ended June 30, 1999, compared to $6,723,953 in 2000. Revenue from the Engineering segment, which comprised 54.3% of total revenue for the six months ended June 30, 2000 increased by $968,843 or 36.1% from $2,680,668 in 1999 to $3,649,511 for the same period in 2000. The increase was due to the expanded scope of projects completed by the Engineering segment and to the additional revenue generated by the Tulsa operation and to the two Caspian Sea pipeline contracts secured by the segment.

     Revenue from the Air Handling segment, which comprised 23.6% of the total revenue for the six months ended June 30, 2000, decreased by $122,560 or 7.2% from $1,712,217 in 1999 to $1,589,657 for the same period in 2000. This decrease is primarily attributable to the production related problems discussed in the preceding section under "Total Revenue" and "Gross Profit" categories.

     Revenue from the Power Systems segment, which comprised 18.7% for the six months ended June 30, 2000, increased by $153,493 or 13.9% from $1,103,938 in 1999 to $1,257,431 for the same period in 2000. Management believes the sales revenues generated in the six month period ended June 30, 1999 were below normal levels and that the increase from the 1999 to the 2000 period would not be evident if the 1999 sales would have been at normal historical levels.

     GROSS PROFIT. Gross profit decreased by $21,647 or 1.3% from $1,715,973 for the six months ended June 30, 1999 to $1,694,326 for the same period in 2000. The gross margin contributed by the Engineering segment increased by $106,227 from $924,362 for the six months ended June 30, 1999 to $1,030,589 for the period ended June 30, 2000. This increase is the result of the expanded scope of projects being done by the Engineering segment in the 2000 period and the increase in sales revenue. The Air Handling segment's gross margin decreased from 22.9% for the six-month period ended June 30, 1999 to 16.8% for the six months ended June 30, 2000. The Power Systems segment's gross margin percentage of sales revenue remained basically the same for both the six-month period ended June 30, 1999 and 2000, although the 2000 sales revenue increased by $153,493. Management believes the lack of gross profit is the result of production issues, which were discussed in the preceding section under the "Total Revenue" and "Gross Profit" categories.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $549,115 or 48.5% from $1,131,925 for the six months ended June 30, 1999 compared to $1,681,041 for the same period in 2000. As a percentage of total revenue, selling, general and administrative expenses increased from 19.3% for the six months ended June 30, 1999 to 25.0% for the same period in 2000. The increase was attributable to additional selling, general and administrative expenses related to establishing and maintaining the Tulsa operation, to additional non-billable costs absorbed by the Engineering segment and to overall increased general and administrative costs related to the growing number of employees added in the 2000 period.

     OPERATING INCOME. Operating income decreased by $570,763 from $584,048 for the six months ended June 30, 1999, compared to $13,285 for the same period in 2000. Operating income decreased as a percentage of total revenue from 10.0% for the six months ended June 30, 1999 to 0.2% for the same period in 2000. The decrease in operating income was a result of decreased revenues, reduced gross profits and increased selling, general and administrative expenses.

     OTHER INCOME (EXPENSE). Other expense decreased by $110,312 from $103,980 for the six months ended June 30, 1999 to ($6,332) for the same period in 2000. This decrease is due primarily to the elimination of other income generated by the trading of marketable securities. This activity was suspended effective December 31,1999, therefore, there is no income from this activity to offset items, such as interest expense.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations decreased by $522,536 from $529,489 for the six months ended June 30, 1999 to $6,953 for the same period in 2000. This decrease was due to the decline in gross margins, to the increase in selling, general and administrative expenses and to the decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of June 30, 2000, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements for at least the next twelve months. The Company has no current plans to raise additional funds in the next
twelve months.   As of April 24, 2000 the Company established a new Line of
Credit with Frost National Bank in the principal amount of $1,250,00. The previous Line of Credit that the Company had established with another bank was paid off at that time.

     The Company had, as of June 30, 2000, $885,000 in additional advances available under its Line of Credit with the new bank. The Company's Line of Credit, which provides for maximum borrowings of $1,250,000 and bears interest at prime plus 0.500% per annum, is for a term of one year and matures on April 24, 2001. The Line of Credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company.

     The Company's working capital was $3,058,174 and $3,306,316 at June 30, 2000 and December 31, 1999, respectively.

  CASH FLOW

     Operating activities provided net cash totaling $294,857 for the six months ended June 30, 1999 and used net cash of $210,041 for the six months ended June 30, 2000.

     Trade accounts receivable decreased $108,903 since December 31, 1999, due to collection of outstanding amounts. Inventory increased by $16,120 for the same period.

     Investing activities used cash totaling $44,914 for the six months ended June 30, 1999 and used cash totaling $254,246 for the same period in 2000. The cash used during the 2000 period was for the purchase of fixed assets and for the purchase of marketable securities.

     As of June 30, 2000, the Company had a portfolio of bonds, which had a fair market value of $630,300.

     Financing activities used cash totaling $52,217 for the six months ended June 30, 2000, which was repayments on the Line of Credit, repayments on the term note for Thermal's facilities and repayments on the capital lease. The Company has additional financing amounts of $885,000 available on its line of credit at June 30, 2000. The line of credit has been used principally to finance accounts receivable and inventory purchases.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $2,431,932 and $2,013,367 at June 30, 2000 and 1999, respectively. The number of days' sales outstanding in trade accounts receivable was 34 days and 59 days, respectively. Bad debt expenses have been insignificant for each of these periods.

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of the Company was held on June 6, 2000 at 2:00 p.m. at the corporate offices of the Company in Houston, Texas. A total of 12,548,174 share of common stock, which is 96.78% of the shares outstanding on April 17, 2000 were represented at the meeting, either in person or by proxy. Two proposals were approved by the shareholders with the vote tabulations noted as follows:

1. The following directors were elected to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.


DIRECTORS:                      FOR       AGAINST   WITHHELD
                             ----------   -------   ---------
                                                    AUTHORITY
                                                    ---------
William A. Coskey, P.E.      12,523,894      0        24,280
Hulda L. Coskey              12,522,244      0        25,930
David W. Gent, P.E.          12,523,444      0        24,730
Gordon R. Wingate            12,521,944      0        26,230
Ken J. Hedrick               12,521,944      0        26,230

2. Ratification of the appointment of Hein + Associates LLP as the Company's independent auditors.

These were all the matters submitted to the Shareholders at the Annual Meeting of the Shareholders.

ITEM 5.    OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

              Exhibit 10.36 Promissory Note payable to The Frost National Bank, dated April 24, 2000

              Exhibit 10.37 Loan Agreement with The Frost National Bank, dated April 24, 2000

              Exhibit 10.38 Commercial Security Agreement with The Frost National Bank, dated April 24, 2000

              Exhibit 10.39 Commercial Guaranty for the benefit of The Frost National Bank, dated April 24, 2000

              Exhibit 27         Financial Data Schedule

        b.  Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: August 14, 2000                By: /s/ Hulda L. Coskey
                                          --------------------------------
                                      Hulda L. Coskey, Chief Financial Officer,
                                      Secretary and Treasurer