Form 10QSB
period 2000-09-30
INDUSTRIAL DATA SYSTEMS CORP
filed 2000-11-13
CIK 933738

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission File Number: 001-14217


                      INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                                    ------
                   (State of incorporation or organization)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]     NO [ ]


Shares outstanding of the issuer's Common Stock as of November 1, 2000 was 12,964,918.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                               TABLE OF CONTENTS


                                                                              PAGE
PART 1    FINANCIAL INFORMATION                                              NUMBER
                                                                             ------
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2000 and
          December 31, 1999...............................................      1

          Condensed Consolidated Statements of Operations for the Three
          Months and Nine Months ended September 30, 2000 and
          September 30, 1999..............................................       2

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 2000 and September 30, 1999..........       3

          Notes to Condensed Consolidated Financial Statements............       4

ITEM 2    Management's Discussion and Analysis............................       5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................      11

Item 2.   Changes in Securities...........................................      11

ITEM 3.   Defaults Upon Senior Securities.................................      11

ITEM 4.   Submission of Matters to a Vote of Security Holders.............      11

ITEM 5.   Other Information...............................................      11

ITEM 6.   Exhibits and Reports on Form 8-K................................      11

          Signature.......................................................      12

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30, 2000       December 31, 1999
                                                                                  -------------------      -----------------
                                                                                      (Unaudited)
                          ASSETS
                          ------
CURRENT ASSETS:
 Cash and cash equivalents                                                                $  352,521              $  663,972
 Marketable securities, at market value - available for sale                                 437,957                 300,000
 Accounts receivable - trade, less allowance for doubtful accounts of
    approximately  $17,000 in 2000 and $6,500 for 1999                                     3,542,416               2,540,835
 Inventory                                                                                   765,766                 771,808
 Notes receivable from stockholder                                                           150,000                 150,000
 Federal income tax receivable                                                                19,621                  53,000
 Prepaid and other                                                                           625,460                 329,441
                                                                                          ----------              ----------
  Total current assets                                                                     5,893,741               4,809,056
                                                                                          ----------              ----------

PROPERTY AND EQUIPMENT, Net                                                                1,406,626               1,070,218
GOODWILL, Net                                                                                 22,500                  34,650
                                                                                          ----------              ----------
  Total assets                                                                            $7,322,867              $5,913,924
                                                                                          ==========              ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
 Notes payable to bank                                                                    $  519,476              $  342,010
 Current portion - Long term debt and capital lease                                            2,197                  39,259
 Accounts payable                                                                          1,426,942                 779,017
 Deferred income taxes payable                                                                45,000                  45,000
 Accrued expenses and other current liabilities                                              471,494                 297,454
                                                                                          ----------              ----------
  Total current liabilities                                                                2,465,109               1,502,740
                                                                                          ----------              ----------

  Long term debt                                                                             386,303                 384,658
  Capital lease payable                                                                      141,266                      --

DEFERRED INCOME TAX                                                                           52,000                  52,000
                                                                                          ----------              ----------
                Total liabilities                                                          3,044,678               1,939,398
                                                                                          ----------              ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares authorized; 12,964,918
  shares issued in 2000, 12,964,918 shares issued in 1999                                     12,965                  12,965

 Additional paid-in capital                                                                2,640,154               2,640,154
 Retained earnings                                                                         1,625,070               1,321,407
                                                                                          ----------              ----------
     Total stockholder' equity                                                             4,278,188               3,974,526
                                                                                          ----------              ----------
     Total liabilities and stockholders' equity                                           $7,322,867              $5,913,924
                                                                                          ==========              ==========


  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                         2000              1999               2000             1999
                                                      -----------       -----------        -----------      -----------
OPERATING REVENUES                                    $ 5,141,149       $ 2,884,379        $11,865,102      $ 8,739,224

OPERATING EXPENSES:
  Cost of goods sold                                    3,605,427         2,256,524          8,635,054        6,395,397
  Selling, G&A, Depreciation & Amortization             1,139,025           529,008          2,820,065        1,976,358
                                                      -----------       -----------        -----------      -----------
                                                        4,744,452         2,785,532         11,455,119        8,371,755
                                                      -----------       -----------        -----------      -----------
  Operating Profit                                        396,697            98,847            409,983          367,469

OTHER INCOME (EXPENSE
  Realized gains on marketable securities, net                 --            30,318                 --           99,118
  Net unrealized gains (losses) on marketable
  securities                                                   --           (83,949)                --          (35,391)
  Other income                                                 --                85             32,012              803
  Interest expense, net                                   (18,988)             (953)           (57,333)         (15,048)
                                                      -----------       -----------        -----------      -----------
                                                          (18,988)          (54,499)           (25,321)          49,482
                                                      -----------       -----------        -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES                                        377,709            44,348            384,662          416,951

PROVISION FOR INCOME TAXES                                 81,000           (72,812)            81,000           85,727
                                                      -----------       -----------        -----------      -----------

INCOME FROM CONTINUING OPERATIONS                         296,709           117,160            303,662          331,224

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                                                    --             6,229                 --         (630,829)
                                                      -----------       -----------        -----------      -----------

NET INCOME (LOSS)                                     $   296,709       $   123,389        $   303,662      $  (299,605)
                                                      ===========       ===========        ===========      ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE           $     0.023       $     0.009        $     0.023      $    (0.023)
                                                      ===========       ===========        ===========      ===========

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING              12,964,918        13,073,718         12,964,918       13,073,718
                                                      ===========       ===========        ===========      ===========


  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                               ---------------------------------------------
                                                                  2000                             1999
                                                               ----------                       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                              $ 303,662                        $ (299,605)
Non-cash write-off of goodwill                                        --                           765,261
Depreciation and amortization                                    137,858                            97,148
Changes in working capital                                      (558,612)                         (847,014)
                                                               ---------                        ----------
  Net cash used in operating activities                         (117,092)                         (284,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired                                 (336,408)                          (45,749)
Purchase of investments                                               --                          (137,152)
                                                               ---------                        ----------
  Net cash used in investing activities                         (336,408)                         (182,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on long term note payable                              (35,417)                          (44,480)
Repayment on notes payable, net                                  177,466                          (285,676)
Purchase of treasury stock                                            --                           (67,045)
                                                               ---------                        ----------
  Net cash provided by (used in) financing activities            142,049                          (397,201)
                                                               ---------                        ----------

NET CHANGE IN CASH AND
  CASH EQUIVALENTS                                              (311,451)                         (864,312)

CASH AND CASH EQUIVALENTS, at beginning of period                663,972                         1,225,821
                                                               ---------                        ----------

CASH AND CASH EQUIVALENTS, at end of period                    $ 352,521                        $  361,509
                                                               =========                        ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                $  57,333                        $   38,499
  Income taxes paid                                                2,000                           210,000
* Non-Cash Transactions: Equipment Lease                         151,471                                --


  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

   The condensed consolidated financial statements of Industrial Data Systems Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10KSB for the year ended December 31, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000; the results of operations for the three months and nine months ended September 30, 2000 and 1999; and cash flows for the nine months ended September 30, 2000 and 1999 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 2000.

2. NOTE RECEIVABLE FROM STOCKHOLDER:

   At September 30, 2000, the Company had notes receivable due from a stockholder in the amount of $150,000. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is accrued monthly and is due annually.

3. DISCONTINUED OPERATIONS:

   In October 1999, the Company entered into a settlement agreement with the former owner of IDS FAB to rescind the original acquisition agreement dated November 1, 1998. As a result of the settlement agreement, the Company received the originally issued 50,000 shares of its Common Stock, valued at $43,750 at the date of the rescission, back from the former owner. All assets and liabilities of IDS FAB, except amounts owed to other Company entities, were transferred back to and assumed by the former owner of IDS FAB.

   The results of operation of IDS FAB have been reclassified as discontinued operations during the 1999 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements including the notes thereto, included elsewhere herein.

OVERVIEW

   The Company's Engineering segment generates approximately 70% of the revenues for the Company. These revenues are generated by providing engineering consulting services to the pipeline and process divisions of major integrated oil and gas companies. These services include the development, management and turnkey execution of engineering projects. The engineering consulting segment, which had previously operated as Industrial Data Systems, Inc. dba IDS Engineering, was incorporated as a Texas corporation under the name of IDS Engineering, Inc. (IED), in November 1997. In February 1999, a business development office was established in Tulsa, Oklahoma to pursue turnkey engineering, procurement and construction (EPC) projects.

   The Company generates other revenues through segments involved in the made-to-order manufacture of industrial equipment.

   Thermal Corporation, the Air Handling segment, was acquired in February 1997. This segment fabricates air handling equipment for commercial heating ventilation and cooling systems and represents approximately 18% of the Company's revenues.

   Constant Power Manufacturing, Inc., the Power Systems segment, was acquired in March 1998. This segment manufactures industrial grade uninterruptible electrical power systems and battery chargers and represents approximately 12% of the Company's revenues.

   Industrial Data Systems, Inc, the Products segment, configures and assembles specialty computer systems for commercial customers. Due to increased competition in the computer hardware market and diminishing profit margins, management is considering alternative plans for this segment. This segment represents approximately 1% of the Company's revenues.

   MLC Enterprises, Inc. (MLC), was acquired in November 1998. The name was changed to IDS Fabricated Systems, Inc. (IDS FAB), the Fabricating segment. Due to previously disclosed litigation between the Company and a former principal of MLC, operations at this segment were suspended in April 1999 and in October 1999, the original acquisition agreement was rescinded (see Notes to Condensed Consolidated Financial Statements - Note 3). The operating results of this segment were reported as discontinued operations in 1999.

FORWARD-LOOKING STATEMENTS

   Certain information contained in this Quarterly Report on Form 10-QSB (including statements contained in Part 1, Item 2. "Management's Discussion and Analysis", as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; Year 2000 issues; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth within this Quarterly Report on Form 10-QSB generally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                  Three Months Ended September 30,             Nine Months Ended September 30,
                                    2000                    1999                  2000                 1999
                            --------------------   --------------------   -------------------  -------------------
                              Amount         %       Amount        %        Amount        %      Amount        %
                            ----------    ------   -----------  -------   -----------   -----  -----------   -----
Revenue:
  Engineering               $3,516,564      68.4    $1,631,762     56.6   $ 7,166,075    60.4   $4,312,430    49.3
  Air Handling                 936,046      18.2       709,561     24.6     2,525,704    21.3    2,421,778    27.7
  Power Systems                613,590      11.9       422,183     14.6     1,871,021    15.8    1,526,121    17.5
  Products                      74,949       1.5       120,873      4.2       302,302     2.5      478,895     5.5
                            ----------   -------    ----------  -------   -----------   -----   ----------   -----
     Total Revenue          $5,141,149     100.0    $2,884,379    100.0   $11,865,102   100.0   $8,739,224   100.0
                            ==========   =======    ==========  =======   ===========   =====   ==========   =====

Gross Profit:
  Engineering               $  986,162      28.0    $  478,349     29.3   $ 2,016,751    28.1   $1,402,711    32.5
  Air Handling                 329,009      35.1        79,924     11.3       596,107    23.6      471,340    19.5
  Power Systems                233,787      38.1        77,299     18.3       601,506    32.1      398,714    26.1
  Products                     (13,236)    (17.7)       (7,717)    (6.4)       15,684     5.2       71,062    14.8
                            ----------              ----------            -----------           ----------
      Total gross profit    $1,535,722      29.9    $  627,855     21.8   $ 3,230,048    27.2   $2,343,827    26.8
                            ==========   =======    ==========  =======   ===========   =====   ==========   =====
Selling, general and
 administrative expenses    $1,139,025      22.2       529,008     18.3   $ 2,820,065    23.8   $1,976,358    22.6
                            ----------              ----------            -----------           ----------
Operating Profit               396,697       7.7        98,847      3.4       409,983     3.5      367,469     4.2
Other income (expense)         (18,988)     (0.4)      (54,499)    (1.9)      (25,321)   (0.2)      49,482     0.6
                            ----------              ----------            -----------           ----------
Income from continuing
  operations before
  provision for income
  taxes                        377,709       7.3        44,348      1.5       384,662     3.2      416,951     4.8

Provision for income
 taxes                          81,000       1.6       (72,812)    (2.5)       81,000     0.7       85,727     1.0
                            ----------              ----------            -----------           ----------
Income from continuing
 operations                    296,709       5.8       117,160      4.1       303,662     2.6      331,224     3.8

Income (loss) from
 discontinued
 operations                         --       0.0         6,229      0.2            --     0.0     (630,829)   (7.2)
                            ----------              ----------            -----------           ----------
Net Income (Loss)           $  296,709       5.8    $  123,389      4.3   $   303,662     2.6   $ (299,605)   (3.4)
                            ==========   =======    ==========  =======   ===========   =====   ==========   =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     TOTAL REVENUE. Total revenue increased by $2,256,770 or 78.2% from $2,884,379 for the three months ended September 30, 1999, compared to $5,141,149 in 2000. Revenue from Engineering, which comprised 68.4% of total revenue for the three months ended September 30, 2000, increased by $1,884,802 or 115.5% over the same period in 1999. This increase is due to the wider scope of projects the Engineering segment is now undertaking, to additional projects attributable to the Tulsa operation and to the large Caspian Sea contracts awarded to the Company in February and June, 2000.

     The Air Handling segment generated revenues comprising 18.2% of total revenue for the three months ended September 30, 2000. The revenue for this segment increased by $226,485 or 31.9% from the 1999 period. This increase was attributable to a seasonal upturn during the third quarter period. A sales order backlog of approximately $900,000 was on the books as of September 30, 2000.

     Revenue from the Power Systems segment which accounted for 11.9% of total revenue for the three months ended September 30, 2000, was $613,590, an increase of $191,407 or 45.3% from the 1999 period. This increase was attributable to several sizable jobs completed during the 2000 period. Management believes this level of sales revenue is indicative of this segment's capabilities under normal market conditions. However, there can be no assurance that this will be the case. The sales order backlog for the Power Systems segment at the end of the third quarter 2000 was approximately $1.0 million.

     GROSS PROFIT. Total gross profit increased by $907,867 or 144.6% from $627,855 for the three months ended September 30, 1999 to $1,535,722 for the same period in 2000. The gross margin as a percentage of total revenues increased from 21.8% for the three months ended September 30, 1999 to 29.9% for the same period in 2000. The increase in gross margin was attributable to the increased levels of revenue in the Engineering, Air Handling and the Power Systems segments. Each of these segments experienced favorable market conditions during the three months ended September 30, 2000, resulting in substantially larger sales than what was experienced in the 1999 period. The gross margin for the Engineering segment decreased from 29.3% for the period ended September 30, 1999 to 28.0% for the same period in 2000. The gross margin for the Air Handling segment increased from 11.3% for the period ended September 30, 1999 to 35.1% for the same period in 2000. Management believes the 1999 gross margin was abnormally low due to a tighter market and it believes the gross margin generated in the 2000 period is more representative of what can be expected from this segment. The gross margin for the Power Systems segment increased from 18.3% for the period ended September 30, 1999 to 38.1% for the same period in 2000. This increase was due to the 1999 gross margin being unusually low because of a slow down in demand for equipment from the oil and gas and energy markets. It is the belief of management that the 2000 gross margin level for this segment is more in line with what may be expected from this segment. However, there can be no assurance that this will be the case.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $610,017 or 115.3% from $529,008 for the three months ended September 30, 1999 compared to $1,139,025 for the same period in 2000. As a percentage of total revenue, selling, general and administrative expenses increased from 18.3% for the three months ended September 30, 1999 to 22.2% for the same period in 1999. This increase was attributable to additional expenses related to the expansion of the Tulsa engineering operation office and to higher overall overhead costs related to maintaining additional office space and paying additional employee benefits.

     OPERATING PROFIT. Operating profit increased by $297,850 or 301.3% from $98,847 for the three months ended September 30, 1999, compared to $396,697 for the same period in 2000. Operating income increased as a percentage of total revenue from 3.4% for the three months ended June 30, 1999 to 7.7% for the same period in 2000. The increase in operating profit was a result of the increase in revenues and higher gross margins.

     OTHER INCOME AND (EXPENSE). Other expense decreased by $35,511 from $54,499 for the three months ended September 30, 1999 to $18,988 for the same period in 2000. This increase was due to higher interest costs related to the use of the Company's line of credit during the 1999 period.

     NET INCOME OR (LOSS). Net income after taxes and impact of discontinued operations increased by $173,320 from $123,389 for the three months ended September 30, 1999 to $296,709 for the same period in 2000. Net income after taxes increased as a percentage of total revenue from 4.3% for the three months ended September 30, 1999 to 5.8% for the same period in 2000. This increase was attributable to the higher revenues recorded in the 2000 period and to an increase in gross margins generated in several of the segments. The net income for the quarter was positively affected by adjustments to the provision for taxes due to overpayment of taxes during the 1999 fiscal year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

  TOTAL REVENUE. Total revenue increased by $3,125,878 or 35.8% from $8,739,224 for the nine months ended September 30, 1999, compared to $11,865,102 in 2000. Revenue from the Engineering segment, which comprised 49.3% of total revenue for the nine months ended September 30, 1999 increased by $2,853,645 or 66.2% from $4,312,430 in 1999 to $7,166,075 for the same period in 2000. The increase was due to the expanded scope of projects completed by the Engineering segment, to additional revenue generated by the Tulsa operation and to several substantial contracts secured by the segment.

  Revenue from the Air Handling segment, which comprised 27.7% of the total revenue for the nine months ended September 30, 1999, increased by $103,926 or 4.3% from $2,421,778 in 1999 to $2,525,704 for the same period in 2000. This increase is primarily attributable to better market conditions during the 2000 period resulting in a higher sales volume.

  Revenue generated from the Power Systems segment during the nine months ended September 30, 1999 was $1,526,121. For the nine months ended September 30, 2000, the revenue generated was $1,871,021, an increase of $344,900 or 22.6%. This increase in revenue was due to better market conditions in the oil and gas and energy markets, the major source of sales for this segment. Management believes that new product development and sales and marketing efforts will diversify and expand the market served by this segment. However, there can be no assurance that this will be the case.

     GROSS PROFIT. Total gross profit increased by $886,221 or 37.8% from $2,343,827 for the nine months ended September 30, 1999 to $3,230,048 for the same period in 2000. The gross margin generated by the Engineering segment increased by $614,040 or 43.8% from the 1999 period. The increase resulted from the higher margins generated by an increased number of lump-sum projects being awarded to this segment. The Air Handling segment's gross margin increased from 19.5% for the nine months ended September 30, 1999 to 23.6% for the nine months ended September 30, 2000. This increase was attributable to the segment successfully bidding jobs with higher margins during the 2000 period. The Power Systems segment's gross margin increased from 26.1% for the nine-month period ended September 30, 1999 to 32.1% for the nine months ended September 30, 2000. This increase was attributable to higher sales revenues and higher margin jobs as a result of a better market environment in the 2000 period

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $843,707 or 42.7% from $1,976,358 for the nine months ended September 30, 1999 compared to $2,820,065 for the same period in 2000. As a percentage of total revenue, selling, general and administrative expenses increased from 22.6% for the nine months ended September 30, 1999 to 23.8% for the same period in 2000. The increase was attributable to additional expenses related to expanding the Tulsa office facilities, to costs related to maintaining additional facilities and to employee benefit costs related to a greater work force.

     OPERATING PROFIT. Operating profit increased by $42,514 or 11.6% from $367,469 for the nine months ended September 30, 1999, compared to $409,983 for the same period in 2000. Operating income as a percentage of total revenue remained approximately the same at 4.2% in 1999 and 3.5% for the 2000 period. This resulted in the increase in selling, general and administrative expenses offsetting the increase in gross margin.

     OTHER INCOME AND (EXPENSE). Other income and expense changed by $74,803 from other income of $49,482 for the nine months ended September 30, 1999 to an expense of $25,321 for the same period in 2000. This resulted from discontinuing the marketable securities investment activities, which generated other income in the 1999 period.

     NET INCOME (LOSS). Net income before taxes and discontinued operations decreased by $32,289 or 7.7% from $416,951 for the nine months ended September 30, 1999 to $384,662 for the same period in 2000. This decrease is due to higher selling, general and administrative expenses. Net income after taxes and discontinued operations increased by $603,267 or 201.4% from ($299,605) for the nine months ended September 30, 1999 to $303,662 for the same period in 2000. Net income after taxes and discontinued operations increased as a percentage of total revenue from (3.4%) for the nine months ended September 30, 1999 to 2.6% for the same period in 2000. This increase was due to primarily to the impact of the discontinued operations on the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit with Frost National Bank (the "Line of Credit") and through operations. Management believes that, as of September 30, 2000, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements for at least the next 12 months. The Company has no current plans to raise additional funds in the next
twelve months.   The Company had, as of September 30, 2000, $885,000 in
additional advances available under its Line of Credit. The Company's Line of Credit, which provides for maximum borrowings of $1,250,000 and bears interest at prime plus .500% per annum, is for a term of one year and matures on April 24, 2001. The Line of Credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. The Company's working capital was $3,306,316 and $3,428,632 at December 31, 1999 and September 30, 2000,
respectively.

     Operating activities used net cash totaling $284,210 for the nine months ended September 30, 1999 and used net cash of $117,092 for the nine months ended September 30, 2000. Trade accounts receivable increased $1,001,581 since December 31, 1999, due to the increase in revenues.

     Investing activities used cash totaling $182,901 for the nine months ended September 30, 1999 and used cash totaling $336,408 for the same period in 2000. The cash used during the period ended September 30, 2000 was primarily related to the purchase of new furniture and equipment for the expanded offices in Tulsa.

     As of September 30, 2000, the Company had a portfolio of marketable securities, that had a fair market value of $437,957 and consisted of bonds and mutual funds. The mutual funds that the Company has available for sale are open-end stock funds managed by Smith Barney & Co. These mutual fund investments are generally held for longer than a one-year period. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

     Financing activities provided net cash totaling $142,049 for the nine months ended September 30, 2000, which was the result of an insurance premium note for the Company's annual insurance premiums and the result of repayment on the Company's Line of Credit and repayment of a term note executed in connection with the acquisition of the Thermal facilities.

     The Company's Board of Directors authorized a stock repurchase plan on June 29, 1999 authorizing the repurchase of up to 400,000 shares of the Company's Common Stock over a 24 month period. Pursuant to the Stock Repurchase Program, the Company purchased 40,000 shares of its Common Stock during the quarter ended September 30, 1999. The funds to purchase these shares came from surplus cash or operating funds. The total cumulative cost related to the purchase of these 40,000 shares was $67,045, an average price of $1.47 per share. Under the Stock Repurchase Program, an additional 360,000 shares remain authorized for repurchase. No additional shares have been purchased under the Stock Repurchase Program during the 2000 period.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $3,542,416 and $2,087,226 at September 30, 2000 and 1999, respectively. The number of days' sales outstanding in trade accounts receivable at September 30, 2000 and 1999 was 28 days and 66 days, respectively. Bad debt expenses have been insignificant for each of these periods.

PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.    OTHER INFORMATION

     Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits
            Exhibit 10.40  Business Park Lease for Tulsa Office Space

            Exhibit 10.41  Business Park Lease for Tulsa Office Space

            Exhibit 27     Financial Data Schedule

     b.  Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: November 13, 2000    By:  /s/ Hulda L. Coskey
                                 --------------------------------
                            Hulda L. Coskey, Chief Financial Officer,
                            Secretary and Treasurer