Form 10KSB
period 2000-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 2001-04-02
CIK 933738

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934

                  For the fiscal year ended December 31, 2000

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File No. 001-14217

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                (Name of Small Business Issuer in its Charter)

           Nevada                                         88-0322261
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  600 Century Plaza Drive, Suite 140, Houston, Texas      77073-60
      (Address of principal executive offices)           (zip code)

                    Issuer's telephone number     (281) 821-3200

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
---------------------               -----------------------------------------
     Common                                   American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                                Not applicable

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shortened period that the issuer was required to file such reports, and (2) has
been subject to such filing requirements for the past 90 days.    Yes   X
                                                                     ------
No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______.

     The issuer's revenues for fiscal year ended December 31, 2000 were $16,976,023.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 2001 was $2,026,543. The issuer has no authorized non-voting stock.

     The number of shares outstanding of each of the registrant's classes of stock on March 19, 2001 is as follows:

  $0.001 Par Value Common Stock_______________________________12,964,918 shares



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None


 Transitional Small Business Disclosure Format: Yes __   No    X
                                                            ------

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                      -----------------------------------
                               2000 FORM 10-KSB
                               ----------------
                               TABLE OF CONTENTS
                               -----------------

                                    PART I
                                    ------

Item 1.    Description of Business.............................................    2

Item 2.    Description of Property.............................................   12

Item 3.    Legal Proceedings...................................................   12

Item 4.    Submission of Matters to a Vote of Security Holders.................   13

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............   13

Item 6.    Management's Discussion and Analysis or Plan of Operation...........   14

Item 7.    Financial Statements................................................   18

Item 8.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure................................................   35

                                    PART III

Item 9.    Directors and Executive Officers; Promoters and Control Persons,
           Compliance with Section 16(a) of the Exchange Act...................   35

Item 10.   Executive Compensation..............................................   38

Item 11.   Security Ownership of Certain Beneficial Owners and Management......   40

Item 12.   Certain Relationships and Related Transactions......................   40

                                    PART IV

Item 13.   Exhibits and Reports on Form 8-K....................................   41

Signatures.....................................................................   47

                                    PART I

            CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries which the Company and its subsidiaries serve, the economy and about the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report:
(i) the effect of changes in laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering services organizations; (iv) the effect of increases and decreases in oil prices, (v) the inability to get parts from vendors (vi) the inability to renew its line of credit; and (vii) the effect of changes in the business cycle and downturns in local, regional and national economies. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

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

     The Company's revenue is derived from its wholly owned operating subsidiaries: IDS Engineering, Inc., Thermaire, Inc. dba Thermal Corp., and Constant Power Manufacturing, Inc.

IDS Engineering, Inc. (IED)
---------------------------

     On October 15, 1997 the consulting engineering segment of the Company, formerly known as Industrial Data Systems, Inc. doing business as IDS Engineering, was incorporated in the State of Texas and now operates as IDS Engineering, Inc. (IED). The Company issued all of its 1,000 shares of Common Stock to Industrial Data Systems Corporation.

     The Company's Engineering segment generates revenues by providing engineering consulting services to the pipeline and process divisions of major integrated oil and gas companies. These services include the development, management and turnkey execution of engineering projects, and accounted for 63% of total Company revenues in 2000.

     In February 1999, IED established a business development office in Tulsa, Oklahoma to pursue turnkey engineering, procurement and construction (EPC) projects. In 2000, this office was expanded to include a full engineering and drafting operation. IED also continues to do business at its headquarters in Houston.

Thermaire, Inc. dba Thermal Corp (THERMAL)
------------------------------------------

     The Company acquired Thermaire, Inc. dba Thermal Corp. (Thermal) on February 14, 1997 for 193,719 shares of Common Stock and $212,563 in cash. In connection with this transaction, Thermal purchased its previously leased facilities on February 28, 1997 for a cash consideration of $500,000, subject to the completion of the contingent purchase transaction. Bank financing in the amount of $450,000 was obtained for the purpose of purchasing these facilities. See Notes to Financial Statements for debt remaining under this bank financing.

     Thermal Corporation, the air handling segment, fabricates air handling equipment for commercial heating ventilation and cooling systems and is responsible for approximately 20% of the Company's revenues.

Constant Power Manufacturing, Inc. (CPM)
----------------------------------------

     On February 19, 1998, the Company signed a letter of intent to acquire Constant Power Manufacturing, Inc. (CPM), a Texas corporation formed in June 1989. The acquisition was consummated on March 25, 1998 with the exchange of $200,000 cash and 300,000 shares of the Company's Common Stock for 100% of CPM's shares. CPM's previous owner, Jack Ripley, has remained with CPM as Sales Manager.

     Constant Power Manufacturing, Inc., the manufacturing segment, manufactures industrial grade uninterruptible electrical power systems and battery chargers and is responsible for approximately 17% of the Company's revenues.

Industrial Data Systems, Inc. (IDS)
-----------------------------------

     IDS was a provider of specialized microprocessor systems targeted to be sold to the industrial market. As reported in the Form 10-QSB for the quarter ended September 31, 2000, Industrial Data Systems, Inc., previously referred to as the products segment, represented approximately 2.5% of the Company's revenues. Due to increased competition in the computer hardware market and diminishing profit margins, management, in the fourth quarter, elected to combine the operations of this segment with CPM's manufacturing operation. Through CPM, the Company will continue to receive and fill orders from existing customers, and service its products but the Company will no longer actively market these products.

IDS Fabricated Systems, Inc. dba Marine and Industrial Fire and Safety and dba
------------------------------------------------------------------------------
Marine and Industrial Supply Company (IDS FAB)
----------------------------------------------

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

     Terms of the settlement included rescission of the previously executed Stock Acquisition Agreement of MLC Enterprises, Inc. and rescission of the Company's Employment Agreement with the former principal. The settlement also called for the return of all stock issued and exchanged pursuant to the Stock Acquisition Agreement. As a result, MLC Enterprises, Inc. (which had been renamed IDS Fabricated Systems, Inc.) is no longer a subsidiary of the Company. The former principal has individually assumed all assets and liabilities of MLC pursuant to the terms of the Settlement Agreement.

     As a result of the settlement and due to the magnitude of previous write-offs associated with the MLC acquisition, the Company recorded a one-time gain during the fourth quarter ended December 31, 1999, since liabilities exceeded assets at the date the rescission occurred.

These amounts have all been netted and reflected as discontinued operations on the Company's Statement of Operations for 1999. See additional details in the MD&A and Financial Statements sections of this Report on Form 10-KSB.


Products and Services

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

     IED provides its services through blanket service contracts that typically provide that IED will furnish engineering, procurement and project management services for client companies on a time and materials basis. In 2000, the Company was successful in procuring a number of contracts which call for turnkey execution of projects on a fixed price price basis. The services provided include conceptual studies, project definition, cost estimating, engineering design, and material procurement, in addition to project and construction management. These services are performed for major energy-related firms on facilities that include cross-country pipelines, pipeline pump stations, gas compressor stations, metering systems, product storage facilities, product loading terminals, gas processing facilities, chemical plants, crude oil refineries and electric power generation facilities.

     IED offers its clients a wide range of services from a single source provider. Engineering projects handled by IED involve either modifications to existing facilities or as new construction. IED develops new client business relationships utilizing in-house personnel.

     The Advanced Controls division of IED was established in 2000 for the purpose of providing specialized expertise to clients for the design and implementation of their automation and control system requirements. IED personnel offer comprehensive, turnkey services for the automation and control of various industrial processes including but not limited to compressor stations, material handling, data acquisition, position measuring, environmental and safety monitoring, and factory automation. IDS personnel provide feasibility studies, engineering, design, estimating, configuration and programming, construction, commissioning, startup, troubleshooting, and operation of control systems and have extensive experience in field operations and maintenance.

     THERMAL

     Thermal has manufactured quality air handling equipment since 1945. Because Thermal stocks a large number of fans and manufactures coils, dampers, curbs and most other accessories, the Company believes that it can achieve one of the quickest deliveries available in the industry, usually six to eight weeks, depending on order size and scope. Thermal also reserves production capacity to accomplish premium, expedited deliveries of two to four weeks, when necessary. Thermal is well known for its design and manufacturing expertise and flexibility, which is often required to meet the special needs for custom installations.

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

     CPM provides field service support for installation and maintenance of these products. Most of the products manufactured by CPM are made pursuant to specifications required for a particular order. In mid-1999, CPM introduced a new product line of switch-mode battery chargers. These chargers have been readily accepted where physical size constraints and heat are design factors. Refineries, petrochemical plants, utilities, offshore platforms and other commercial, industrial and governmental facilities utilize the products sold by CPM. CPM sells to industrial and commercial accounts across the United States.

     During the fourth quarter 2000, the operations of IDS were combined into CPM. CPM will continue manufacturing and service of IDS' specialized industrial microcomputer systems to existing IDS customers. This division of CPM also provides systems integration and resells industrial microcomputers and peripheral products. The microcomputer and peripheral products are designed to be utilized in industrial applications, which include manufacturing, process control, discrete manufacturing, data acquisition, telecommunications and man-machine interfaces. These systems are typically designed with enclosures that withstand tough environmental conditions or with enclosures that have a special form factor which are based on the customer's specific parameters.


Product Development

     IED

     IED continues to provide engineering services primarily to the energy industry as its core business. IED currently has approximately twenty-one blanket service contracts in place which provide that IED furnish clients with service on a time and materials basis and eight fixed fee contracts for turnkey services. The Company's Tulsa, Oklahoma office, which opened in February 1999, has facilitated the expansion of its market area. During 2000, IED continued to grow geographically throughout the United States and into international markets. IED continues to implement its plans to increase its range of engineering capabilities and market its services to downstream industries such as the refining, petrochemical and process industries.

     IED completed development of its standard meter skid package in 1999 and began to market this package which is designed with modular, interchangeable components that help to reduce project cost and execution times. It is expected that initial revenue for this product will be generated in the second half of the year 2001.

     THERMAL

     In 2000, Thermal installed the necessary equipment for the manufacturing of industry compliant, 5/8" plate-fin coils. The addition of this plate-fin coil production line has improved its competitive position in the marketplace by reducing product costs and production time. A majority of Thermal's coil requirements are now produced in-house. In 2001, the Company will make additional capital commitments for the replacement of a variety of older equipment used on its production line.

     CPM

     In 2000, CPM introduced its USGS Intellicharger product line of microprocessor controlled battery chargers which bring to the marketplace state-of-the-art flexibility and features for the end user. The Intellicharger is now included in the majority of battery charger units sold by CPM. The Company has seen substantial cost savings in the manufacturing process during the initial six months of production by reducing wiring labor by eight to ten hours per unit. This reduction in cost has provided CPM the opportunity to enter new markets that have historically been unavailable due to price competition.

     The completion of the Intellicharger had priority over the continued development of the proprietary battery monitoring product, the BMR-280, thereby postponing its completion. The Company still plans to complete the BMR-280 as R&D resources become available. This product will continuously monitor parameters associated with battery systems, including current, voltage and temperature. The BMR-280 will provide status and historical information about the battery system to which it is connected, and will also have a feature to optimize recharging.

     IDS is currently not developing any new proprietary product designs.


Competition

     IED

     IED operates in a highly competitive environment with many other organizations that are substantially larger and have greater financial and other resources. IED competes with other consulting engineering companies on the basis of price, performance, and its experience as a provider of quality personnel to perform projects. The pricing competition of IED has intensified as a result of an increase in temporary personnel contracting agencies who can perform services at a higher volume level and lower profit margin. Because the engineering business may require small amounts of capital, market entry can be rather effortless for a potential new competitor possessing acceptable professional qualifications. Therefore, IED competes with a wide array of both national and regional specialty firms.

     THERMAL

     Thermal operates in a highly competitive environment with many other organizations that are substantially larger and have greater financial resources. Management believes that the principal competitive factors in its market include delivery time, flexibility and product design, breadth of product features, product quality, customer service, and price. Thermal competes with other air handling equipment manufacturers on the basis of quality, quick delivery and capability to provide custom applications. Thermal is cost competitive with many well-established manufacturers, such as Temtrol, Governaire, Mammoth and Pace, and others. Thermal has distinguished itself by being responsive to customer requests for custom products and is able to expedite delivery of units faster than many other commercial manufacturers due to the flexibility of its engineering and manufacturing facility capabilities.

     CPM

     CPM is engaged in a highly competitive business that is characterized by a small number of larger companies that dominate the bulk of the market, and a large number of similarly sized companies that compete for a limited share of the market. In the opinion of Management, the competitive position of CPM has been greatly enhanced by the introduction of its microprocessor controlled battery charger product line, trademarked Intellicharger. This additional product line, due to the cost savings and the absence of a similarly priced product in the marketplace, has enabled CPM to better compete against its competitors. Additionally, the Intellicharger product contains battery charging technology which, Management believes, is unique in the industry and has many advantages over existing battery charging methods. The new Intellicharger product has allowed CPM to enter markets that are more standardized in nature and volume oriented.

Business Strategy

     IED's strategy is to increase revenues per employee by developing and marketing the capability of performing full service turnkey or EPC (Engineering, Procurement and Construction) projects. IED has traditionally only been responsible for the engineering portion of its projects, which is normally between five to fifteen percent of the project's total installed cost. In the past, IED has invoiced for its services largely on a time and materials basis with billing rates that are specified in client generated blanket services contracts. During the year 2000, the Company saw a significant increase in the number of projects billed on a fixed price basis.

     In order to execute its strategy with respect to EPC projects, IED continues to add staff with expertise in project proposal and bidding. While executing this EPC strategy, IED has expanded its area of engineering expertise beyond its traditional focus on the pipeline industry and continues to diversify its client base.

     In 2001, the Company also plans to emphasize the services provided through its newly established Advanced Controls division of IED. The Company believes that the Advanced Controls division will allow its IDS Engineering segment to leverage its existing sales and marketing effort. It is expected that the result will be additional revenues from projects that the Company would not otherwise be involved in. In addition, the Company will have the opportunity to realize a larger revenue percentage of projects on which the Company is already performing the engineering and design function. The controls function of any engineering project is very critical and often determines project success or failure. The Advanced Controls capability facilitates the execution of the Company's plan to handle a larger portion of projects on a fixed price turnkey basis. Performing the controls function in-house will make the project interface easier, and should result in overall improved project performance by the Company.

     Thermal continues to focus on establishing and supporting a qualified sales representative network within the U.S., and exploiting its niche for custom products. The addition of a plate-fin coil manufacturing line has helped reduce product costs and production time, and has also generated additional revenues from increased sales of replacement coils.

     Management does not believe that CPM made significant progress in the signing of new sales representatives or in its marketing strategy in 2000. Because of this, Management anticipates adding in-house personnel in 2001 whose primary responsibility will be to increase quotation capabilities and work to expand the sales and marketing effort of CPM. CPM has strategically placed advertising for its batteries, battery chargers, and UPS systems in a well-known product catalogue. The Company plans to continue these advertisements through the year 2002.

     The Company continues to pursue potential acquisitions of complementary businesses. The success of this strategy depends not only upon the Company's ability to acquire complementary businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain customers of acquired firms. There can be no assurance that the Company will be able to find suitable acquisition candidates or be successful in acquiring or integrating such businesses. Furthermore, there can be no assurance that financing required for any such transactions will be available on satisfactory terms.


Sales and Marketing

     The Company's various subsidiaries derive revenues primarily from in-house direct sales and from its network of sales representatives. Sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. Management believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service which creates and maintains the foundation for long-term relationships with its customers. The Company's in-house sales personnel are normally compensated utilizing incentive commissions which are based on either a percentage of revenues or gross profitability which can be attributed to their efforts. Management believes that its past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel. Management is of the opinion that its in-house marketing and selling of its products allows for more freedom and control, thus increasing profitability.

     The Company's subsidiaries promote their products and services through general and trade advertising, participation in trade shows, and most recently through on-line Internet communication via IDSC's corporate home page which provides links to each of the subsidiaries' websites. The Company, through a service provider, makes an effort to maintain and update each of its subsidiaries' Internet web sites on an ongoing basis. It is the opinion of management that the Internet is a powerful marketing tool, and with the increasing e-commerce activity becoming evident, each subsidiary must be positioned to capitalize on this trend.

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

     The Company's largest ten customers (which varied from period to period) accounted in the aggregate for approximately 65% and 60% of the Company's total revenue during 1999 and 2000, respectively.

     Currently, the Company's major customers include:

          IED:      Caspian Pipeline Consortium, EXXON Mobil Pipeline Co., Inc.,
                    Oneok, Centennial Pipeline, LLC, Universal Compression,
                    Inc., Marathon Pipeline Co.
          THERMAL:  Hollingsworth Equipment, Inc., South Texas Equipment,
                    Conditioning Components Company
          CPM:      Parsons Power Group

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


Customer Service and Support

     The Company provides service and technical support to its customers in varying degrees depending upon the product line and on customer contractual arrangements. The Company's support staff provides initial telephone troubleshooting services for end-user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns and tracking completion of repaired goods in support of customer requirements. Technical support also provides on-site engineering support in the event that a technical issue can not be resolved over the telephone. The Company provides limited warranty coverage for its products for varying time periods depending on a variety of factors. On a routine basis, IED provides worldwide start-up and commissioning services for projects in which it provides engineering services.

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

     A majority of the components and peripherals used by IDS are available from a number of different suppliers, although certain major items are procured from single sources. Management believes that alternate sources could be developed for such single source items, if necessary.

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

      The Company currently has no patents, registered trademarks, licenses (other than for off-the shelf software), franchises, concessions, royalty agreements, or labor contracts.


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


Research and Development

      Research and development cost for 2000 was approximately $32,000. Expenditures for research and development in 1999 were approximately $79,000. As of December 31, 2000, IDSC's subsidiaries were involved in the following active research and development activities: IED is expanding the capability of its standard meter skid product; IED is currently designing a standardized specification package for project related execution; CPM is evaluating the design of an uninterruptible power supply product. The development of CPM's proprietary battery monitor product is currently on hold. Substantially all of the hardware design has been completed with additional software development required to complete the product. Work on this product will resume as additional research and development funds become available. Thermal has no current research and development projects.

Employees

      As of December 31, 2000, the Company employed approximately 166 individuals within its three operating subsidiaries; approximately five were employed in sales, marketing and customer services; 108 were employed in engineering; 31 were employed in technical production positions; and 22 were employed in administration, finance and management information systems. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plan. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY


Facilities

      The Company leases its principal executive offices, which consist of approximately 32,836 square feet, in two adjoining offices in Houston, Texas. Approximately 12,000 square feet of this space is currently utilized for production operations and warehouse space for the IDS and CPM operations.

      On February 10, 1999, IED signed a lease for its newly established office in Tulsa, Oklahoma. This office space consisted of 5,400 square feet in a one-story office building. Due to the recent successes of its business development strategy, the Tulsa office was expanded twice in 2000, and has approximately tripled its office space to approximately 15,000 square feet. New leases agreements were signed in September 2000.

      As a result of the acquisition of Thermal, land and property previously leased by Thermal was purchased by Thermal for $500,000, consisting of $50,000 cash advance from the Company and a note payable in the amount of $450,000. The balance on this note at December 31, 2000 was $386,606. This property consists of 4.5995 acres of land improved with a 37,725 square foot concrete tiltwall office/manufacturing facility located in Houston, Texas, of which approximately 2,500 square feet is used for office space and 35,200 square feet for manufacturing. Remodeling of 1,600 square feet of office and engineering space was completed in February 2000 which allowed office personnel to vacate temporary modular offices on the premises.


ITEM 3.  LEGAL PROCEEDINGS

      From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is not currently involved in any material legal proceedings and is not aware of any material legal proceeding threatened against it.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock, $.001 par value per share, has been quoted on the American Stock Exchange since June 16, 1998, under the symbol "IDS".


                                               High             Low
                                              ------           -----

Year Ended December 31, 1999
----------------------------

First Quarter...........................       9.250            7.250
Second Quarter..........................      10.750            1.750
Third Quarter...........................       2.688            1.000
Fourth Quarter..........................       1.188            0.750

Year Ended December 31, 2000
----------------------------

First Quarter...........................       5.125            0.750
Second Quarter..........................       2.063            0.938
Third Quarter...........................       1.125            0.813
Fourth Quarter..........................       1.000            0.438

      The foregoing figures are based on information published by AMEX, do not reflect retail markups or markdowns and may not represent actual trades.


      As of December 31, 2000, the Common Stock was held by approximately 189 stockholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB. Footnote 13 to the Financial Statements contains segment information.

Forward-Looking Statements

     Certain information contained in this Form 10-KSB Annual Report, the Company's Annual Report to Shareholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Annual Report on Form 10-KSB generally.

Overview

      The major source of revenues for the Company is the provision of engineering consulting services to the pipeline divisions of major integrated oil and gas companies. This has been the case since the Company's inception in 1985. In 2000, the Engineering segment accounted for 63.3% of total revenues for the year. This segment has been successful in obtaining more turnkey projects providing expanded services in the engineering, procurement and construction phases of major projects. The Air Handling segment revenue was 20.2% of the total revenues for the 2000 year. The Company combined the Power Systems and Product segments during the fourth quarter of the year in an attempt to reduce costs, consolidate facilities and better utilize personnel. The resulting segment is being called the Manufacturing Segment ("Manufacturing"). This segment accounted for 16.5% of the total revenues.

      The Company generated a consolidated gross margin in 1999 and 2000 of 23.3%. In 2000, consolidated gross margin increased by $1,100,829 from 1999. This increase was attributable to the increased revenues in 2000.

      The Company reclassified the activity pertaining to the Fabricating segment as discontinued for the year ended December 31, 1999. This resulted in a loss from discontinued operations in 1999 of $1,972. The acquisition of IDS FAB was rescinded, effective October 28, 1999 and as a result of the rescission, the Company recorded a one-time loss on the disposal of discontinued operations of $481,085, net of tax of approximately $146,000 for the year ended December 31, 1999.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.


                                                                                Years ended December 31,
                                                                               ---------------------------
                                                                        1999                                   2000
                                                                        -----                                  ----
                                                             Amount                 %                Amount              %
                                                            --------               ---              --------            ---
Revenue:
   Engineering.....................................      $ 5,978,180               48.8           $10,739,874           63.3
   Air Handling....................................        3,151,295               25.7             3,421,184           20.2
   Manufacturing...................................        3,108,974               25.5             2,814,965           16.5
                                                         -----------              -----           -----------          -----
  Total Revenue....................................       12,238,449              100.0           $16,976,023          100.0

Gross Profit:
  Engineering......................................        1,599,722               26.8             2,564,902           23.9
  Air Handling.....................................          598,766               19.0               725,496           21.2
  Manufacturing....................................          649,952               20.9               658,871           23.4
                                                         -----------              -----           -----------          -----
  Total Gross Profit...............................      $ 2,848,440               23.3           $ 3,949,269           23.3
Selling, general and administrative expenses               2,615,922               21.4             3,427,778           20.2
                                                         -----------              -----           -----------          -----
  Operating  Profit................................          232,518                1.9               521,491            3.1
Other income (expense).............................           78,436                0.6               (17,845)          (0.1)
                                                         -----------                              -----------
Income from continuing operations
     before provision for income
     taxes.........................................          310,954                2.5               503,646            3.0
Provision for income taxes.........................          151,212                1.2               122,768            0.8
                                                         -----------              -----           -----------          -----
Income from continuing operations..................          159,742                1.3               380,878            2.2
                                                         -----------              -----           -----------          -----
Loss from discontinued operations...................          (1,972)               0.0                    --            0.0
                                                         -----------              -----           -----------          -----
Loss on disposal of discontinued
     operations, net of tax of
     approximately $146,000 in 1999.................        (481,085)              (3.9)                   --            0.0
                                                         -----------              -----           -----------          -----
                                                         $  (323,315)              (2.6)          $   380,878            2.2
Net Income (Loss)                                        ===========              =====           ===========          =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     In October 1999, the acquisition of IDS FAB, which took place in November 1998 was rescinded. As a result of this, the operating results of IDS FAB were reclassified as discontinued operations for 1998 and 1999. During the Fourth Quarter of 2000, the Company combined the Power Systems and the Product segments into one Manufacturing ("Manufacturing") segment. The following comparisons reflect these reclassifications and combinations.


      Total Revenue. Total revenue increased by $4,737,574 or 38.7% from $12,238,449 in 1999 to $16,976,023 in 2000. Revenue from the Engineering segment, which comprised 48.8% and 63.3% of total revenue in 1999 and 2000, respectively, increased by $4,761,694 or 79.7%. This increase was due to the segment being awarded several substantial fixed fee projects to its existing base of business and to revenues generated by additional projects secured by its Tulsa operation. Revenue from the Air Handling segment comprised 25.7% and 20.2% of total revenue in 1999 and 2000, respectively, increased by $269,889 or 8.6%.
The Manufacturing segment contributed revenue, which comprised 25.5% of total revenues for the year ended December 31,1999 and it generated 16.5% of total revenues in 2000.

      Gross Profit. Gross profit increased by $1,100,829 or 38.6% from $2,848,440 in 1999 to $3,949,269 in 2000. The gross margin for the Engineering segment increased by $965,180 or 60.3% from 1999 to 2000. This increase was attributable to the substantial increase in revenues in 2000. The Engineering segment's 2000 gross profit as a percentage of revenue decreased from 26.8% in 1999 to 23.9%. This was attributable to higher material costs related to sizeable fixed fee projects completed during the 2000 period. The gross margin for the Air Handling segment increased by $126,730 or 21.2% from 1999 to 2000. This increase was due to the increase in 2000 revenues and to higher margins during the last two quarters of the year brought about by improvements in quoting jobs. The Manufacturing segment gross margin as a percentage of sales increased from 20.9% in 1999 to 23.4% in 2000. The Company believes this was a result of the combination of the Power Systems and Product segments and the benefits derived from this combination, such as reduced labor costs and improved efficiencies.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $811,856 or 31.0% from $2,615,922 in 1999 to $3,427,778 in 2000. However, as a percentage of total revenue, selling, general and administrative expenses decreased from 21.4% in 1999 to 20.2% in 2000.

      Operating Profit. Operating profit increased by $288,973 or 124.3% from $232,518 in 1999 to $521,491 in 2000. Operating profit increased as a percentage of total revenue from 1.9% in 1999 to 3.1% in 2000. This increase was brought about by the overall higher revenues and to a lower selling, general and administrative expenses as a percentage of total revenues.

      Income from Continuing Operations. Income from continuing operations increased by $221,136 or 138.4% from $159,742 in 1999 to $380,878 in 2000. This was attributable to the overall increase in revenues accompanied by a decrease in selling, general and administrative costs as a percentage of revenue and to a lower provision for income taxes.

      Discontinued Operations. Discontinued operations contributed a loss of $1,972 in 1999. In 2000, there was no loss from discontinued operations generated. The loss on disposal of discontinued operations, as a result of the rescission of the IDS FAB acquisition generated a one-time loss of $481,085 in 1999.


Liquidity and Capital Resources

      Historically, the Company has satisfied its cash requirements principally through operations and, as needed, by borrowings under its line of credit. As of December 31, 2000, the Company's cash position, was in management's judgment, sufficient to meet its working capital requirements, for at least the next 12 months. The Company had, as of December 31, 2000, approximately $888,000 in additional advances available under its line of credit with a bank. This line of credit provides for maximum borrowings of $1,250,000, bears interest at prime plus 0.5%, is for a term of one year and matures on April 24, 2001. The Company expects the line of credit will be renewed at that time. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. As of December 31, 2000, the Company had approximately $362,000 outstanding against the line of credit note. Interest on the outstanding balance of this note is paid on a monthly basis.

      The Company's working capital was $3,187,454 at December 31, 2000.

      Cash Flow

      Operating activities provided net cash totaling $93,703 and $27,218 during 1999 and 2000, respectively. The Company has not generated significant cash flow from operating activities due to the working capital requirements resulting from its rapid growth in the engineering segment.

      Investing activities used cash totaling $208,923 and $467,753 respectively, during the years ended December 31, 1999 and 2000. In 2000, the Company's investing activities consisted primarily of capital expenditures.

      Financing activities used cash totaling $196,514 and provided cash totaling $19,155 during 1999 and 2000, respectively. The Company has additional financing amounts available on its line of credit ($888,000 at December 31, 2000). The line of credit has been used principally to finance accounts receivable and inventory purchases.

      Asset Management

The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had trade accounts receivable of $2,540,835 and $3,555,933 at December 31, 1999 and 2000, respectively. The number of days' sales outstanding in trade accounts receivable was 76 days at December 31, 1999 and December 31, 2000. Bad debt expenses have been insignificant (approximately
 .01%) for each of these periods.

ITEM 7. FINANCIAL STATEMENTS

     The audited consolidated financial statements for Industrial Data Systems Corporation, as of December 31, 2000 and 1999 are attached hereto and made part hereof.



                                     INDEX

                                                   Page
                                                   ----

INDEPENDENT AUDITOR'S REPORT.....................    21

CONSOLIDATED BALANCE SHEET - December 31, 2000...    22

CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 1999 and 2000......    23

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended December 31, 1999 and 2000......    24

CONSOLIDATED STATEMENTS OF CASH FLOWS
     Years Ended December 31, 1999 and 2000......    25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......    26

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Industrial Data Systems Corporation


We have audited the accompanying consolidated balance sheet of Industrial Data Systems Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Data Systems Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 1999 and 2000, in conformity with generally accepted accounting principles.



/s/Hein + Associates llp

Houston, Texas
March 7, 2001

                           Consolidated Balance Sheet
                               December 31, 2000


                                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                                     $  242,592
   Municipal bond, at cost                                                                          400,000
   Accounts receivable - trade, less allowance for doubtful                                       3,555,933
    accounts of approximately $17,000
   Inventory                                                                                        865,341
   Cost and estimated earnings in excess of billings on                                             330,000
    uncompleted contracts
   Prepaid and other                                                                                190,369
                                                                                                 ----------
           Total current assets                                                                   5,584,235
Property and Equipment, net                                                                       1,404,017
Goodwill                                                                                             18,450
Deposits                                                                                             45,563
                                                                                                 ----------
           Total assets                                                                          $7,052,265
                                                                                                 ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
   Notes payable                                                                                 $  433,729
   Current maturities - long-term debt                                                               21,238
   Current maturities - capital lease payable                                                        24,118
   Accounts payable                                                                               1,333,003
   Deferred income taxes                                                                             37,000
   Income taxes payable                                                                             160,013
   Accrued expenses and other current liabilities                                                   387,680
                                                                                                 ----------
           Total current liabilities                                                              2,396,781
Long-Term Debt, net of current portion                                                              365,368
Capital lease payable, net of current portion                                                       120,212
Deferred Income Taxes                                                                                11,000
Commitments and Contingencies (notes 5, 7,8  and 15)
Stockholders' Equity:
   Common stock, $.001 par value; 75,000,000 shares authorized;
    12,964,918 shares issued and outstanding                                                         12,965
   Additional paid-in capital                                                                     2,640,154
   Retained earnings                                                                              1,702,285
   Note receivable from stockholder                                                                (196,500)
                                                                                                 ----------
           Total stockholders' equity                                                             4,158,904
                                                                                                 ----------
           Total liabilities and stockholders' equity                                            $7,052,265
                                                                                                 ==========

      See accompanying notes to these consolidated financial statements.

                     Consolidated Statements of Operations


                                                                          Years Ended December 31,
                                                                   ---------------------------------------
                                                                        1999                     2000
                                                                   ---------------          --------------
Operating Revenues:
   Engineering services                                             $ 5,978,180               $10,739,874
   Product sales                                                      6,260,269                 6,236,149
                                                                    -----------               -----------
                                                                     12,238,449                16,976,023

Operating Expenses:
   Cost of engineering services                                       4,378,459                 8,174,972
   Cost of product sales                                              5,011,550                 4,851,782
   Selling, general and administrative                                2,615,922                 3,427,778
                                                                    -----------               -----------
                                                                     12,005,931                16,454,532
                                                                    -----------               -----------
           Operating profit                                             232,518                   521,491
Other Income (Expense):
   Realized gains on marketable securities, net                          50,909                         -
   Interest income                                                       46,963                    52,368
   Interest expense                                                     (68,067)                  (92,296)
   Other income                                                          48,631                    22,083
                                                                    -----------               -----------
                                                                         78,436                   (17,845)
                                                                    -----------               -----------
Income from Continuing Operations Before Provision for
 Income Tax (Benefit) Expense                                           310,954                   503,646
Provision for Income Tax (Benefit) Expense:
   Federal                                                              141,632                   139,228
   State                                                                 14,580                    32,540
   Deferred                                                              (5,000)                  (49,000)
                                                                    -----------               -----------
                                                                        151,212                   122,768
                                                                    -----------               -----------
           Income from Continuing Operations                            159,742                   380,878
Loss from Discontinued Operations, net of tax of $.0                     (1,972)                        -
Loss on Disposal of Discontinued Operations, net of tax                (481,085)                        -
                 of approximately $146,000.
                                                                    -----------               -----------
Net Income (Loss)                                                   $  (323,315)              $   380,878
                                                                    ===========               ===========
Basic and Diluted Earnings per Common Share:
   Continuing operations                                            $      0.01               $      0.03
   Discontinued operations                                          $     (0.03)                        -
                                                                    -----------               -----------
   Net income (loss)                                                $     (0.02)              $      0.03
                                                                    ===========               ===========
           Weighted Average Common Shares Outstanding                13,055,535                12,964,918
                                                                    ===========               ===========

      See accompanying notes to these consolidated financial statements.

                Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1999 and 2000


                                                                                    Additional
                                                            Common Stock              Paid-in
                                                ----------------------------------
                                                       Shares          Amount         Capital
                                                ----------------------------------  ------------
Balances, January 1, 1999                             13,073,718         13,074       2,766,163
  Treasury stock
     Acquisition:                                              -              -               -
        Received 50,000 shares in
          rescission agreement                                 -              -               -
          Purchased 40,000 shares
       Retirement                                       (108,800)          (109)       (126,009)
          Net loss                                             -              -               -
                                                      ----------        -------      ----------
Balances, December 31, 1999                           12,964,918         12,965       2,640,154
  Reclassification of note receivable from
    stockholder                                                -              -               -
  Net income                                                   -              -               -
                                                      ----------        -------      ----------
Balances, December 31, 2000                           12,964,918        $12,965      $2,640,154
                                                      ==========        =======      ==========
                                                                      Note             Total
                                                   Retained        Receivable      Stockholders'

                                                   Earnings       Stockholder         Equity
                                               -----------------------------------------------
Balances, January 1, 1999                          1,644,722           (15,323)      4,408,636
  Treasury stock
     Acquisition:
        Received 50,000 shares in
          rescission agreement                             -           (43,750)        (43,750)
        Purchased 40,000 shares                            -           (67,045)        (67,045)
     Retirement                                            -           126,118               -
  Net loss                                          (323,315)                -        (323,315)
                                                  ----------         ---------      ----------
Balances, December 31, 1999                        1,321,407                 -       3,974,526
  Reclassification of note receivable from
    stockholder                                            -          (196,500)       (196,500)
  Net income                                         380,878                 -         380,878
                                                  ----------         ---------      ----------
Balances, December 31, 2000                       $1,702,285         $(196,500)     $4,158,904
                                                  ==========         =========      ==========

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                                           Years Ended December 31,
                                                                                    -----------------------------------
                                                                                       1999                     2000
                                                                                    ------------           ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                                $ (323,315)             $   380,878
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                    144,304                  216,237
      Deferred income tax benefit from continuing operations                            (5,000)                 (49,000)
      Gain on sale of trading securities                                               (50,909)                       -
      Loss from discontinued operations                                                483,057                        -
      Changes in operating assets and liabilities, net of assets acquired in business combinations:
        Accounts receivable - trade                                                   (583,747)              (1,345,098)
        Inventory                                                                       91,289                  (93,533)
        Trading securities                                                             427,556                        -
        Prepaids and other current assets                                                    -                  139,072
        Accounts payable                                                               436,699                  553,986
        Income taxes payable                                                          (210,000)                 213,013
        Accrued expenses and other current liabilities                                (214,905)                  90,226
        Other, net                                                                    (101,326)                 (78,563)
                                                                                    ------------           ------------
              Net cash provided by operating activities                                 93,703                   27,218
Cash Flows from Investing Activities:
   Capital expenditures                                                               (208,923)                (367,753)
   Purchase of bonds                                                                         -                 (100,000)
                                                                                    ------------           ------------
              Net cash used in  investing activities                                  (208,923)                (467,753)
Cash Flows from Financing Activities:
   Short-term borrowings (repayments)                                                 (146,014)                  91,719
   Long-term borrowings (repayments) of debt and capital leases                         16,545                  (59,064)
   Notes receivable stockholder                                                              -                  (13,500)
   Purchases of treasury stock                                                         (67,045)                       -
                                                                                    ------------           ------------
              Net cash provided by (used in) financing activities                     (196,514)                  19,155
                                                                                    ------------           ------------
        Net cash used in discontinued operations                                    $ (250,115)             $         -
                                                                                    ------------           ------------
Net Change in Cash and Cash Equivalents                                               (561,849)                (421,380)
Cash and Cash Equivalents, at beginning of year                                      1,225,821                  663,972
                                                                                    ------------           ------------
Cash and Cash Equivalents, at end of year                                           $  663,972              $   242,592
                                                                                    ============           ============
Supplemental Disclosures:
   Interest paid                                                                    $   68,709              $    92,296
   Income taxes paid                                                                $  415,580              $   220,000
                                                                                    ============           ============
Non-Cash Transactions:
   Purchase price adjustment - adjustment to liabilities and goodwill               $  121,649              $         -
   Treasury stock received in rescission transaction (see note 14)                  $   43,750              $         -
   Property and equipment acquired under capital leases                             $        -              $   166,083

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

1.        Summary of Significant Accounting Policies
          ------------------------------------------

     Organization - The accompanying consolidated financial statements include
     ------------
     the accounts of Industrial Data Systems Corporation ("IDSC" or the "Company"), a Nevada corporation, and its wholly owned subsidiaries IDS Engineering, Inc. ("IED"), a Texas corporation, Thermaire, Inc., a Texas corporation, dba Thermal Corporation ("Thermal"); Constant Power Manufacturing, Inc. ("CPM"), a Texas corporation, and Industrial Data Systems, Inc. ("IDS"), a Texas corporation. The 1999 amounts include the results of IDS Fabricated Systems, Inc. ("IDS FAB"), a Texas corporation, which was reclassified as discontinued operations and was disposed of in 1999 (see note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents - Cash and cash equivalents include cash in bank
     -------------------------
     and investments in highly liquid money market mutual funds.

     Inventory - Inventory is composed primarily of raw materials and component
     ---------
     parts (computer components, sheet metal, copper tubing, blower fans and fan motors) and is carried at the lower of cost or market value, with cost determined on the first-in, first-out ("FIFO") method of accounting.

     Revenue and Cost on Fixed-Fee Contracts Recognition - The Company's
     ---------------------------------------------------
     revenues are composed of product sales and engineering service revenue. The Company recognizes service revenue when such services are performed and product sales upon shipment to the customer.

     Profits and losses on fixed-fee contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage-of-contract costs incurred to date to estimated total contract costs for each contract. Contract costs include amounts paid to subcontractors. Anticipated losses on uncompleted construction contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

1.   Summary of Significant Accounting Policies  (continued)
     ------------------------------------------

     Marketable Securities - Marketable securities to be held to maturity are
     ---------------------
     stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Trading securities are stated at fair value, with unrealized gains and losses recognized in earnings. The Company records the purchases and sales of marketable securities and records realized gains and losses on the trade date. Realized gains or losses on the sale of securities are recognized on the specific identification method.

     Property and Equipment - All property and equipment is stated at cost,
     ----------------------
     adjusted for accumulated depreciation. Depreciation on all property and equipment, other than land, building and improvements, is calculated using an accelerated method over the estimated useful lives of the related assets, which is five years. Depreciation on the building is calculated using a straight-line method over the useful life, which is 40 years. Leasehold improvements are amortized over the term of the related lease.

     Goodwill - The Company capitalizes the excess purchase price over the fair
     --------
     value of net assets acquired ("goodwill") and amortizes this intangible asset on a straight-line basis over 5-10 years.

     Long-lived Assets - The Company reviews for the impairment of long-lived
     -----------------
     assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

     Income Taxes - The Company accounts for deferred income taxes in accordance
     ------------
     with the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of its existing assets and liabilities. The provision for income taxes represents the current tax payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.

     Stock Based Compensation - The Company applies SFAS No.123, Accounting for
     ------------------------
     stock-Based Compensation. SFAS No.123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employee for goods or services must be accounted for on the fair value method. The Company has elected not

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

1.   Summary of Significant Accounting Policies  (continued)
     ------------------------------------------

     to adopt the fair value accounting prescribed by SFAS No.123 for employees, and is subject only to the disclosure requirements prescribed by SFAS No.123.

     Earnings Per Share - Basic earnings per share was computed by dividing net
     ------------------
     income by the weighted average common shares outstanding as of December 31, 1999 and 2000. The options outstanding at December 31, 1999 and 2000 (see note 9) were not considered in the computation of diluted EPS for the year ended December 31, 1999 and 2000 since their effect would have been antidilutive.

     Use of Estimates - The preparation of the Company's consolidated financial
     ----------------
     statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.

     Fair Value of Financial Instruments - The fair value of financial
     -----------------------------------
     instruments, primarily accounts receivable, notes receivable, bonds, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

     Comprehensive Income - Comprehensive income is defined as all changes in
     --------------------
     stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities. The Company's comprehensive income (loss) is equal to net income (loss) for all periods presented in these financial statements.

     Reclassifications - Amounts in prior years' financial statements are
     -----------------
     reclassified as necessary to conform with the current year's presentation. Such reclassifications had no effect on net income.


2.   Notes Receivable - Stockholder
     ------------------------------

     The Company has notes receivable due from the majority stockholder of the Company totaling $150,000 at December 31, 2000. The notes receivable are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually. During the years ended December 31, 1999 and 2000, the Company recognized interest income of approximately $13,500 on these notes. The balance at December 31, 2000 included accrued interest receivable of $46,500. The note receivable and accrued interest at December 31, 2000 has been classified as a reduction of stockholders' equity in the accompanying financial statements.

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

3.   Property and Equipment
     ----------------------

     Property and equipment consisted of the following at December 31, 2000:

          Land                                                               $   90,000
          Furniture and fixtures                                                214,707
          Computer equipment                                                    492,636
          Building                                                              605,000
          Shop equipment                                                        332,045
          Building and leasehold improvements                                   167,228
                                                                             ----------
                                                                              1,901,616
          Accumulated depreciation and amortization                            (497,599)
                                                                             ----------
                                                                             $1,404,017
                                                                             ==========

4.   Fixed-Fee Contracts
     -------------------
     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2000:

          Costs incurred on uncompleted contracts                           $ 1,745,000
          Estimated earnings on uncompleted contracts                         1,004,000
                                                                            -----------
                                                                              2,749,000
          Less billings to date                                              (2,419,000)
                                                                            -----------
                                                                            $   330,000
                                                                            ===========

These amounts are included in the accompanying balance sheet under the following captions:

          Costs and estimated earnings in excess of billings                   $330,000
           on uncompleted contracts
          Billings in excess of costs and estimated earnings                          -
           on uncompleted contracts                                            --------
                                                                               $330,000
                                                                               ========

The following summarizes the results of fixed fee contracts:

                                           Revenue           Cost           Gross Profit
          Year Ended December 31, 2000     Earned          Incurred          Recognized
          ----------------------------   ----------        ----------        ----------
          Completed contracts            $1,590,000        $1,296,000        $  294,000
          Uncompleted contracts           2,749,000         1,745,000         1,004,000
                                         ----------        ----------        ----------
                                         $4,339,000        $3,041,000        $1,298,000
                                         ==========        ==========        ==========

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

4.   Fixed-Fee Contracts  (continued)
     -------------------

     The Company did not have any significant fixed fee contracts as of and for the year ended December 31, 1999.

     Accounts receivable related to contracts consisted of the following at December 31, 2000:

          Completed contracts                                                  $426,536
          Uncompleted contracts                                                 501,148
          Retainage                                                                   -
                                                                               --------
                                                                               $927,684
                                                                               ========


5.   Notes Payable
     -------------

     The Company entered into a Revolving Credit Note with a bank on April 24, 2000 in the amount of $1,250,000, bearing interest at prime + .5% (10% at December 31, 2000) and maturing on April 24, 2001. The outstanding balance due at December 31, 2000 was approximately $362,000. This note is collateralized by the accounts receivable and inventory of the Company. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated tangible net worth, as defined, of at least $3,250,000.

     The Company is financing a portion of its insurance each year on a short-term basis, with a balance of approximately $72,000 at December 31, 2000.

6.   Long-Term Debt
     --------------

     The Company has a term note payable with a bank of $450,000 at 8.88%. The loan, which expires on February 28, 2002, is collateralized by land and building. There was $386,606 outstanding under this note at December 31, 2000. Interest on the outstanding amount is due and payable monthly.

     Future maturities of long-term debt are as follows:

               Years Ending December 31,
               ------------------------
                          2001                                        $ 21,238
                          2002                                         365,368
                                                                      --------
         Total                                                         386,606
         Less current portion                                          (21,238)
                                                                      --------
         Long-term debt                                               $365,368
                                                                      ========

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

7.   Capital Leases and Operating Leases
     -----------------------------------

     The Company leases equipment and office space under long-term lease agreements. The leases covering certain pieces of equipment, which expire over the next five years, are classified as capital leases. Property and equipment includes equipment under capital leases of approximately $166,000, less accumulated amortization of approximately $18,000 at December 31, 2000.

     The future minimum lease payments for capital leases and for operating leases (with initial or remaining noncancellable terms in excess of one year) as of December 31, 2000 follow:

          Years Ending December 31,                                 Capital      Operating
          ------------------------                               ----------      ---------
                    2001                                           $ 37,978        $320,690
                    2002                                             41,431         264,863
                    2003                                             41,431          39,415
                    2004                                             41,431               -
                    2005                                             21,905               -
                                                                 ----------      ----------
     Total minimum lease payments                                   184,176        $624,968
                                                                 ==========      ==========
     Less amount representing interest                              (39,846)
                                                                 ----------      ----------
     Present value of net minimum lease payments                    144,330
     Less current maturities                                        (24,118)
                                                                 ----------
                                                                   $120,212
                                                                 ==========

     Rental expense for all operating leases, including those with terms less than one year, amounted to approximately $109,000 and $275,000 for the years ended December 31, 1999 and 2000, respectively.


8.   Profit Sharing Plan
     -------------------

     The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees. Under the terms of the Plan, the Company will make matching contributions equal to 50% of employee contributions up to 6% of employee compensation, as defined. Employees may make contributions up to 15% of their compensation, subject to certain maximum contribution limitations. The employer's contributions vest on a schedule of 25% per year for four years. The Company made contributions to the Plan of approximately $120,000 and $127,000, respectively, for the years ended December 31, 1999 and 2000, respectively.

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

9.   Stock Option Plan
     -----------------

     In June 1998, the Company created the Industrial Data Systems Corporation 1998 Incentive Plan (the "Option Plan"). The Option Plan provides for grants of nonstatutory options, incentive stock options, restricted stock awards and stock appreciation rights. No compensation cost has been recognized for grants under the Option Plan because the exercise price of the options granted to employees equals the market price of the stock on the date of the grants. Had compensation cost of the Option Plan been determined based on the fair value at the grant date for awards in 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's pre-tax income in 1999 and 2000 would have been reduced by approximately $20,000.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 2000 dividend yield of 0%, expected volatility of 94% and 123%, risk-free interest rates of 6%, and expected lives of two years.

     Under the Option Plan, the total number of shares of common stock that may be granted is 1,200,000. Each option granted in 1999 and 2000 has an exercise price of $1.25 and $1.00 per share, respectively, and vest over 48 months. The maximum term of the options is ten years.

     The following table summarizes stock option activity:

     Outstanding, January 1, 1999                                                               -
     Granted                                                                              200,000
     Canceled or expired                                                                        -
     Exercised                                                                                  -
                                                                                         --------
     Outstanding, December 31, 1999                                                       200,000
                                                                                         ========
     Exercisable at December 31, 1999                                                       5,000
                                                                                         ========
     Weighted-average fair value of options, granted during the year                     $    .42
                                                                                         ========
     Weighted-average fair value of options at December 31, 2000                         $    .42
                                                                                         ========

     Outstanding, January 1, 2000                                                         200,000
     Granted                                                                               66,000
     Canceled or expired                                                                  (40,000)
     Exercised                                                                                  -
                                                                                         --------
     Outstanding, December 31, 2000                                                       226,000
                                                                                         ========
     Exercisable at December 31, 2000                                                      45,000
                                                                                         ========
     Available for grant at December 31, 2000                                             974,000
                                                                                         ========
     Weighted-average fair value of options, granted during the year                     $    .43
                                                                                         ========
     Weighted-average fair value of options at December 31, 2000                         $    .43
                                                                                         ========

      See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

10.  Concentration of Credit Risk and Major Customers
     ------------------------------------------------

     The Company manufactures and distributes industrial and portable computers and computer monitors, power systems and battery chargers, and air handling equipment for air conditioning and heating systems to commercial companies primarily in the southern states and provides pipeline engineering and fabricated systems and services primarily to major integrated oil and gas companies, throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts, which it deems doubtful for collection.

     For the years ended December 31, 1999 and 2000, the Company had sales to one and two major customers in the Engineering segment totaling approximately $3,460,000 and $4,200,000, respectively, which represent 24% and 25% of total revenues, respectively. At December 31, 2000, amounts due from three customers who individually had amounts due in excess of 10% of trade receivables totaled $1,580,627.

11.  Stockholders' Equity
     --------------------

     In 1999, the Company purchased 40,000 shares of its own stock for $67,045 under a program approved by the Board of Directors to repurchase up to 400,000 shares of Company common stock at no more than $5 per share. Also in 1999, as part of a rescission agreement, the Company received back 50,000 shares of the Company common stock that had been issued during 1998 in the acquisition of IDS FAB (see note 14). All treasury shares were retired in 1999

12.  Federal Income Taxes
     --------------------

     The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                                 Years Ended December 31,
                                                              -------------------------------
                                                                 1999                2000
                                                              ------------       ------------
           Federal income tax expense at 34%                    $105,724            $129,499
           State and foreign taxes                                 9,622              21,476
           Nondeductible expenses                                  3,400               9,200
           Other                                                  32,466             (37,407)
                                                                --------            --------
                                                                $151,212            $122,768
                                                                ========            ========

      See accompanying notes to these consolidated financial statements

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

12.  Federal Income Taxes  (continued)
     --------------------

     The components of the Company's deferred tax liability consisted of the following at December 31, 1999:

           Deferred tax asset:
              Allowance for doubtful accounts                                    $  6,000
           Deferred tax liabilities:
              Tax accounting change from cash basis to accrual basis -            (43,000)
                  CPM Acquisition
              Depreciation                                                        (11,000)
                                                                                 --------
                      Deferred tax liability, net                                $(48,000)
                                                                                 ========

13.  Segment Information
     -------------------

     The Company operates in three business segments: (1) engineering consulting services primarily to major integrated oil and gas companies; (2) the manufacture and distribution of air handling equipment for HVAC systems to commercial companies; and (3) the manufacture and distribution of uninterruptible power systems, battery chargers and industrial grade computer systems for specialty applications. Sales, operating income, interest income and expense, identifiable assets, capital expenditures and depreciation set forth in the following table are the results of the three segments. The amount in corporate and eliminations includes amounts to eliminate intercompany items, including notes receivable and notes payable.

       See accompanying notes to these consolidated financial statements

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

13.  Segment Information  (continued)
     -------------------

     Segment information for the years 1999 and 2000 was as follows:

                                                            (Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                               1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Power Systems
                                                                       and Computer
                                     Engineering       Air Handling      Equipment         Corporate          Total
                                    -------------     --------------    ------------      -----------      -------------
Net sales from external             $     5,978       $     3,151       $     3,109        $         -      $    12,238
  customers
Operating profit (loss)                     428               (38)             (157)                 -              233
Interest income                               -                 -                 -                 47               47
Interest expense                              -                 -                 -                 68               68
Depreciation and  amortization               50                58                36                  -              144
Total assets                              1,735             1,719             2,409                 51            5,914
Capital expenditures                $       121       $        88       $         -        $         -      $       209

-----------------------------------------------------------------------------------------------------------------------------------
                                                               2000
-----------------------------------------------------------------------------------------------------------------------------------
Net sales from external             $    10,740       $     3,421       $     2,815        $         -      $    16,976
 customers
Operating profit (loss)                     762               (24)             (217)                                521
Interest income                               -                 -                 -                 52               52
Interest expense                              -                92                 -                  -               92
Depreciation and amortization                96                84                36                  -              216
Total assets                              3,788             1,600             1,664                  -            7,052
Capital expenditures                $       316       $        24       $        28        $         -      $       368
-----------------------------------------------------------------------------------------------------------------------------------

14.  Discontinued Operations
     -----------------------

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

     In the first two fiscal quarters of the year ended December 31, 1999, prior to determination to dispose of the segment, the Company had recognized a loss of approximately $765,000 related to impairment of assets of IDS FAB. In the fourth quarter of 1999, this impairment charge was reclassified to be included in the loss on disposal of discontinued operations.

       See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                               AND SUBSIDIARIES

14.  Discontinued Operations  (continued)
     -----------------------

     The discontinued segment recognized no sales revenue in 1999. Additionally, included in the loss on disposal of discontinued operations is approximately $85,000 of legal fees related to the disposition.

15.  Contingencies
     -------------

     The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded and determined will not, in the opinion of management, have a material effect on results of operations or the financial condition of the Company.

       See accompanying notes to these consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

     The Board of Directors of the Company presently consists of five members.

     The following table and the notes thereto state the names of all the persons proposed to be nominated for election as Directors. Also disclosed are their ages, all positions and offices with the Company now held by them, their principal occupations or employment within at least the five preceding years and the dates upon which they became directors of the Company.

                                                       Director
                                                       --------
Name                               Age                  Since              Position Held
----                               ---                  -----              -------------


William A. Coskey, P.E. (1)         48                  1985               Chairman of the Board, Chief
                                                                           Executive Officer and President
Hulda L. Coskey (1)                 46                  1985               Chief Financial Officer,
                                                                           Secretary, Treasurer, Director
David W. Gent, P.E. (2)             48                  1994               Director
Gordon R. Wingate (2)               45                  1998               Director
Ken J. Hedrick                      54                  1998               Controller, Director

(1)  William A. Coskey and Hulda L. Coskey are husband and wife.

(2)  Member of Audit and Compensation Committees.

     William A. Coskey is the founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since the Company's formation in September 1985. Mr. Coskey also serves as President and Director of the Company's subsidiaries: Industrial Data Systems, Inc.; IDS Engineering, Inc.; Thermaire, Inc., and Constant Power Manufacturing Corporation. Prior to founding the Company, Mr. Coskey served as Manager of Corporate Development for Keystone International, Inc., a public company listed on the New York Stock Exchange, and was responsible for all acquisition and merger activities of Keystone International, Inc. during the period 1984 to 1985. Mr. Coskey had formerly held the position of President of Syntech Associates, Inc., an engineering services company located in Houston, Texas for the period 1979 to 1984. Mr. Coskey, an Honors Graduate, received a B.S. in Electrical Engineering from Texas A&M University in 1975. He is a Registered Professional Engineer, and is also a member of the Instrument Society of America. William A. Coskey is the spouse of Hulda L. Coskey.

     Hulda L. Coskey has served as Chief Financial Officer and Secretary/Treasurer of the Company since June 1994. During her seventeen years with the Company and its predecessors, Mrs. Coskey has served in the following capacities within the Company's subsidiaries: Vice President, Secretary/Treasurer, and Director of Industrial Data Systems, Inc.; Vice President, Secretary, and Director of IDS Engineering, Inc.; Secretary/Treasurer and Director of Thermaire, Inc., and as Secretary and Director of Constant Power Manufacturing Corporation. Her primary responsibilities include SEC reporting, investor relations, and other corporate secretary functions. In prior years, Mrs. Coskey has been responsible for management and supervision of the Company's operations, including but not limited to all accounting, finance and personnel functions. Prior to joining the Company, she served the banking industry in the Houston area both as a Loan Review Officer, and as a Credit Officer. Mrs. Coskey majored in Accounting at the University of Houston. Mrs. Coskey has served as a committee member for various civic organizations. Hulda L. Coskey is the spouse of William A. Coskey.

     David W. Gent, P.E. has served as a director of the Company since June 1994 and is a member of the Audit and Compensation Committees. Since September 1991, Mr. Gent has held the position of Director of International Engineering and Chief Information Officer of Bray International, Inc., located in Houston, Texas, with the responsibility of overseeing several departments that include Engineering, Information Services, and Quality Control. Mr. Gent founded SofTest Designs Corporation, a privately held electronic test equipment company, in 1980 and has served as a director since its inception and as its President for the period 1986 to 1991. Prior to 1986, Mr. Gent was General Manager of the USA Controls Division of Keystone International, Inc. Mr. Gent, an Honors Graduate, received a B.S. in Electrical Engineering from Texas A&M University in 1975 and an MBA from Houston Baptist University. He is a Registered Professional Engineer, and a Senior member of the Instrument Society of America. Mr. Gent serves on the Texas A&M University Electrical Engineering Department Advisory Council, the Bray International, Inc. 401(k) committee, and as a Bray representative on various councils including Fieldbus Foundation and the Open DeviceNet Vendors Association. He also holds several patents in the field of industrial flow controls.

     Gordon R. Wingate has served on the Board of Directors since June 1998 and is a member of the Audit and Compensation Committees. Mr. Wingate has served as President and Chief Executive Officer of SynchroNet since 1989. SynchroNet is a computer internetworking service provider based out of Houston that designs and implements secure corporate networks for data, voice, and video, some of which are global in scope. Prior to this time Mr. Wingate owned and operated Wingate Services, a computer cabling and installation provider, which in 1989 changed its name to SynchroNet and became involved with system design and computer integration. Mr. Wingate earned his Bachelors of Arts degree from the University of Texas at Austin in 1979. He is professionally certified as a Cisco Certified Networking Associate, a Novel Certified NetWare Engineer 5, a Microsoft Certified Product Specialist for Windows NT and a Citrix Certified Administrator for Citrix Winframe and Metaframe.

     Ken Hedrick has served as Corporate Controller of Industrial Data Systems Corporation since December 1997. Mr. Hedrick was initially appointed as an interim Director upon the resignation of Rex S. Zerger in August 1998 and was later elected to the Board of Directors by the shareholders in June 1999. Beginning his career in public accounting over 20 years ago, Mr. Hedrick worked on auditing assignments and on management consulting projects while in the public sector. Moving into the private business sector, Mr. Hedrick has held Chief Financial Officer, General Manager and Controller positions with public and privately held companies primarily in the construction and the manufacturing industries. In these various positions, Mr. Hedrick has been responsible for start-up operations, information systems conversion and implementation, as well as typical financial, accounting and general administrative functions. Mr. Hedrick received a B.B.A. degree in Accounting and Management from Southwest Texas State University in 1970 and received a C.P.A. certification in 1973.

Directors Compensation

     Employee directors and independent directors of the Company do not receive any compensation for attendance at board meetings or committee meetings. The Company does not pay out-of-pocket expenses incurred by directors to attend board and committee meetings. Under the Industrial Data Systems Corporation 1998 Incentive Plan (the "Incentive Plan"), non-employee directors are eligible to receive non-statutory stock options and employees of the Company and its majority owned subsidiaries are eligible to receive incentive or non-qualified options. In recognition of the services provided by its Board of Directors and in compliance with the Incentive Plan, the Company awarded options to acquire 15,000 shares to directors on November 21, 2000. The Company awarded options to acquire 5,000 shares each for service provided to the Company in 2000 to Mr. Gent, Mr. Wingate, and Mr. Hedrick. All of these stock options were issued at an exercise price of $1.00 per share and vest over a five-year period with an expiration date of November 21, 2010. The Company had previously awarded 5,000 shares each for each year or partial year of service provided to the Company through 1999 to Mr. Gent (30,000 shares), Mr. Wingate (10,000 shares) and Mr. Hedrick (10,000 shares). In addition to the options awarded for director service, the Company awarded Mr. Hedrick options to acquire 20,000 shares of stock for his services as a key employee to the Company, which is discussed further under "Incentive Plan". All of the stock options issued in 1999 were at an exercise price of $1.25 per share and vest over a five-year period with an expiration date of December 12, 2009. The stock options awarded to directors represent 37.6% of all stock options issued to directors and key employees. As of March 19, 2001 no options have been exercised nor shares issued under the Incentive Plan.

Board of Directors Meetings and Committees

     During 2000, there were four meetings of the Board of Directors and one action taken by unanimous consent. Mr. Wingate was able to attend fewer than 75% of the board and committee meetings on which he served. The Board of Directors has established a standing Audit Committee and Compensation Committee. The Board does not have an Executive Committee or a Nominating Committee. Compensation for the past several years for the Company's executive officers and employees has been determined by the President and Chief Executive Officer.

     Audit Committee. The Audit Committee serves as an independent and objective party to monitor the Company's financial reporting process and internal control system, reviews and appraises the audit efforts of the Company's independent accountants, and provides an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The members of this

Committee are Messrs. David W. Gent and Gordon R. Wingate, both of whom are independent directors. The committee met one time during 2000. Both directors were present.

     Compensation Committee. The Compensation Committee is responsible for administering the Company's Incentive Plan and granting stock options and other awards under the Plan. The members of this Committee are Messrs. David W. Gent and Gordon R. Wingate, both of whom are independent directors. The committee met one time during 2000. Both directors were present.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and 10% beneficial owners ("insiders") to file with the United States Securities and Exchange Commission reports of ownership and change in ownership of equity securities of the Company. Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that during the year ended December 31, 2000, no reporting person failed to file on a timely basis reports required by Section 16(a) of the Exchange Act since such reporting persons became subject to reporting requirements except that Mike M. Patton, Vice President of Business Development of a subsidiary of IDSC failed to file a timely Form 5 during the year 2000.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation Summary

     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Company's Chief Executive Officer (the "Named Executive Officer"). No other executive officers of the Company received aggregate cash compensation in excess of $100,000 during the years ended December 31, 1998, 1999 and 2000.

                                      Annual Compensation
                             ----------------------------------
                                                                    Other Annual          All other
Name and Principal Position      Year       Salary      Bonus       Compensation        Compensation
---------------------------      ----       ------      -----       ------------        ------------
                                             ($)          ($)            ($)                 ($)
 William A. Coskey, P.E.,        2000      111,040         -              -                   -
  Chief Executive Officer        1999      109,224         -              -                   -
  and President                  1998      109,200         -              -                   -

Key Man Insurance

     William A. Coskey is a key employee of the Company and the loss of Mr. Coskey's services could adversely affect the Company's business. The Company maintains, and is the beneficiary of, a life insurance policy on the life of Mr. Coskey. The face amount of such policy is $600,000. The continuance of such policy is at the discretion of the Board of Directors and the policy may or may not be maintained in the future.

Incentive Plan

     Since the approval and adoption of the Industrial Data Systems Corporation 1998 Incentive Plan in June 1998, the Company has granted options to acquire 266,000 shares of its Common Stock with Option Agreements for 226,000 shares remaining in effect. In 2000, options for 40,000 shares were cancelled due to employment termination with two employees. No options have been exercised nor have any shares been issued under the Incentive Plan. As of March 19, 2001, a total of 45,000 options were vested but not exercised.

     Issuance and cancellation of stock options are detailed in the table below.

-----------------------------------------------------------------------------------------------
DATE          OPTIONS TO KEY              OPTIONS TO                   EXERCISE      EXPIRATION
                EMPLOYEES                  DIRECTORS                    PRICE           DATE
         ----------------------------------------------------
          OPTIONS       OPTIONS       OPTIONS       OPTIONS
           ISSUED      CANCELLED       ISSUED      CANCELLED
-----------------------------------------------------------------------------------------------
1999      150,000             0        50,000             0              $1.25        12/12/09
-----------------------------------------------------------------------------------------------
2000       51,000        40,000        15,000             0              $1.00        11/21/10
-----------------------------------------------------------------------------------------------

     Stock options awarded to directors are specifically disclosed elsewhere in this Proxy Statement, under "Director Compensation".

401(k) Plan

     On January 1, 1993, the Company adopted a Section 401(k) Profit Sharing Plan and Trust (the "Plan"). The Plan is intended to qualify for tax exemption under Section 401(k) of the Code and is subject to the Employee Retirement Income Security Act of 1974. The Plan is administered by management of the Company and all of the Company's employees who elect to do so are allowed to participate, subject to certain eligibility requirements. Eligible employees may contribute up to 15% of their annual compensation up to the maximum dollar amount allowed by law, which is matched by the Company under a defined formula. In addition, the Company may make discretionary contributions to the Plan, for the benefit of all participants, at the election of the Board of Directors. Employee contributions are fully vested at all times and contributions by the Company vest on a schedule of 25% per year over a four-year period, commencing with the second year of employment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The directors and officers of the Company are not aware of any person or company that beneficially owns, directly or indirectly, or exercises control or direction over, shares carrying more than five percent (5%) of the voting rights attached to the Common Stock of the Company as at the close of business on March 19, 2001 other than:

                                                  Amount and Nature
              Name and Address of                   of Beneficial              Percent of
               Beneficial Owner                       Ownership                  Class
              -------------------                 -----------------            -----------
Alliance 2000, Ltd. (1)                               9,530,100                    73.5%
William A. Coskey, P.E. (1) (2) (3)
Hulda L. Coskey (1)
600 Century Plaza Drive, Building 140
Houston, Texas 77073-6013

David W. Gent, P.E. (4)                                   9,374                      *

Gordon R. Wingate (4)                                     3,125                      *

Ken J. Hedrick (4)                                        9,375                      *

All executive officers and directors as a group       9,551,974                    73.5%
-----------------------------------------------

(1) Alliance 2000, Ltd. is the record holder of 9,500,000 shares, shown above. William A. Coskey and Hulda L. Coskey serve as General Partners of Alliance 2000, Ltd.

(2) Includes 100 shares owned by William A. Coskey purchased on June 16, 1998 at the time the Company became listed on the American Stock Exchange.

(3) Includes 30,000 shares of the Company's Common Stock held in the name of William A. Coskey, as Custodian for his children.

(4) Includes shares the direct ownership of which may be acquired within 60 days of March 19, 2001 through the exercise of stock options and represents less than 1% of the outstanding shares of Common Stock.


ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     As of March 19, 2001, William A. Coskey, Chairman of the Board, Chief Executive Officer, and President of the Company was indebted to the Company for two unsecured promissory notes in an amount totaling $150,000. The notes are due on demand and bear interest at a rate of 9% per annum. The outstanding balance at December 31, 2000 was $150,000 in principal and $46,500 in accrued but unpaid interest. The largest aggregate amount of indebtedness outstanding at any time during the last twelve months owed by William and Hulda Coskey was $196,500.

                                    PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A. FINANCIAL STATEMENTS

     The consolidated financial statements are contained herein as listed on the "Index" on page 22 hereof.

B. REPORTS ON FORM 8-K

     There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

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

4.1       Deleted

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

10.11     Deleted

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

10.20     Deleted

10.21     Deleted

10.22     Deleted

10.23 Pledge Agreement, dated March 25, 1998, by and between Industrial Data Systems Corporation and John L. "Jack" Ripley. Previously filed as
          Exhibit 10.22 on (8)

10.24 Fourth Amendment to Lease between Industrial Data Systems, Inc., a Texas corporation and 600 C.C. Business Park Ltd., dated September 1, 1998 (10)

10.25     Deleted

10.26     Deleted

10.27     Deleted

10.28     Deleted

10.29     Deleted

10.30     Deleted

10.31     Settlement Agreement between the Company and Michael L. Moore (14)

10.32     Blanket Service Contract with Caspian Consortium-R (15)

10.33     Blanket Service Contract with Caspian Consortium-K (15)

10.34     Deleted (16)

10.35 Master Equipment Lease between Unicapital BSB Leasing and Thermaire, Inc. dba Thermal Corporation (16)

10.36 Promissory Note payable to The Frost National Bank, dated April 24, 2000 (17)

10.37     Loan Agreement with The Frost National Bank, dated April 24, 2000 (17)

10.38 Commercial Security Agreement with The Frost National Bank, dated April 24, 2000 (17)

10.39 Commercial Guaranty for the benefit of The Frost National Bank, dated April 24, 2000 (17)

10.40     Business Park Lease for Tulsa Office Space (18)

10.41     Exhibit 10.41  Business Park Lease for Tulsa Office Space (18)

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

(3) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997

(4) Exhibits incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission on August 14, 1997

(5) Exhibits incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission on November 14, 1997
(6)   Deleted
(7) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 10, 1998

(8) Exhibits incorporated by reference on the Company's Form 8-K filed April 10, 1998 and Form 8-K/A filed April 29, 1998
(9)   Deleted
(10) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998
(11) Exhibit incorporated by reference on the Company's Annual Reports on Form 10-KSB.
(12) Exhibit incorporated by reference on the Company's Annual Reports on Form 10-QSB.
(13) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 filed with the Securities and Exchange commission on May 17, 1999
(14) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange commission on November 15, 1999
(15) Exhibits incorporated by reference on this Annual Report on Form 10-KSB for the year ended December 31, 1999
(16) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2000 filed with the Securities and Exchange commission on May 15, 2000
(17) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 filed with the Securities and Exchange commission on August 14, 2000
(18) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 filed with the Securities and Exchange commission on November 13, 2000

                                  SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INDUSTRIAL DATA SYSTEMS CORPORATION

Dated:  March 28, 2001

                              By:   /s/ William A. Coskey
                                   -----------------------
                                   William A. Coskey, P.E., Chairman of the
                                   Board, President and Chief Executive Officer


                              By:   /s/  Hulda L. Coksey
                                   ----------------------
                                   Hulda L. Coskey, Chief Financial Officer,
                                   Secretary, Treasurer, Director


                              By:   /s/  David W. Gent
                                   --------------------
                                   David W. Gent, P.E., Director


                              By:   /s/  Gordon R. Wingate
                                   ------------------------
                                   Gordon R. Wingate, Director


                              By:   /s/  Ken J. Hedrick
                                   ---------------------
                                   Ken J. Hedrick, Controller, Director