Form 10QSB
period 2001-03-31
INDUSTRIAL DATA SYSTEMS CORP
filed 2001-05-15
CIK 933738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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

                                YES  [X]    NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of March 31, 2001.

                   Common Stock, $.001 Par Value, 12,964,918

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE PERIOD ENDED MARCH 31, 2001


                               TABLE OF CONTENTS


                                                          PAGE
                                                          NUMBER
                                                          ------

PART 1    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at March
           31, 2001 and December 31, 2000................   1

          Condensed Consolidated Statements of Income
           for the Three Months
          ended March 31, 2001 and March 31, 2000........   2

          Condensed Consolidated Statements of Cash
           Flows for the Three Months
          ended March 31, 2001 and March 31, 2000........   3

          Notes to Condensed Consolidated Financial
           Statements....................................   4

ITEM 2.   Management's  Discussion and Analysis of
           Financial Condition and Results of Operations..  5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings............................... 10

ITEM 2.   Changes in Securities........................... 10

ITEM 3.   Defaults Upon Senior Securities................. 10

ITEM 4.   Submission of Matters to a Vote of
           Security Holders............................... 10

ITEM 5.   Other Information............................... 10

ITEM 6.   Exhibits and Reports on Form 8-K................ 10

          Signature....................................... 11

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2001       December 31, 2000
                                                                                    ---------------      ------------------
                                                                                      (unaudited)

                                                          ASSETS
                                                          ------
CURRENT ASSETS:
 Cash and cash equivalents:                                                             $  206,599              $  242,592
 Municipal bonds, at cost                                                                  400,000                 400,000
 Accounts receivable - trade, less allowance for doubtful accounts of
     approximately $19,000 for 2001 and $17,000 for 2000                                 4,479,356               3,555,933
 Costs and estimated earnings in excess of billings on uncompleted contracts               332,735                 330,000
 Inventory                                                                                 961,272                 865,341
 Prepaid and other                                                                         282,521                 190,369
                                                                                        ----------              ----------
       Total current assets                                                              6,662,484               5,584,235
                                                                                        ----------              ----------

PROPERTY AND EQUIPMENT, Net                                                              1,493,190               1,404,017
OTHER ASSETS                                                                                36,377                  45,563
GOODWILL, NET                                                                               14,400                  18,450
                                                                                        ----------              ----------
    Total assets                                                                        $8,206,451               7,052,265
                                                                                        ==========              ==========


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES:
 Notes payable                                                                          $  543,649              $  433,729
 Current portion - long-term debt                                                           16,198                  21,238
 Current portion - capital lease payable                                                    20,929                  24,118
 Accounts payable                                                                        1,440,224               1,333,003
 Billings in excess of cost and estimated earnings on uncompleted contracts                206,406                      --
 Deferred income taxes                                                                      37,000                  37,000
 Income taxes payable                                                                      230,513                 160,013
 Accrued expenses and other current liabilities                                            674,129                 387,680
                                                                                        ----------              ----------
       Total current liabilities                                                         3,169,048               2,396,781
                                                                                        ----------              ----------

 Note payable to bank, term                                                                365,368                 365,368
 Capital lease payable - BSB                                                               120,212                 120,212
     Capital lease payable - Citicapital                                                    43,700                      --
 Deferred income tax                                                                        11,000                  11,000
                                                                                        ----------              ----------
       Total liabilities                                                                 3,709,328               2,893,361

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares authorized; 12,964,918 issued
  and outstanding                                                                           12,965                  12,965

 Note receivable from stockholder                                                         (196,500)               (196,500)
 Additional paid-in capital                                                              2,640,154               2,640,154
 Retained earnings                                                                       2,040,504               1,702,285
                                                                                        ----------              ----------

     Total stockholders' equity                                                          4,497,123               4,158,904
                                                                                        ----------              ----------

   Total liabilities and stockholders' equity                                           $8,206,451              $7,052,265
                                                                                        ==========              ==========

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                              For The Three Months
                                                                                                  Ended March 31,
                                                                                      2001                             2000
                                                                                   --------------------------------------------
OPERATING REVENUES                                                                 $ 5,953,906                      $ 3,392,211

OPERATING EXPENSES:
  Cost of goods sold                                                                 4,627,101                        2,399,250
  Selling, general and administrative                                                  754,898                          712,575
  Depreciation and amortization                                                         32,591                           45,628
                                                                                   -----------                      -----------
                                                                                     5,414,590                        3,157,453
                                                                                   -----------                      -----------
  Operating profit                                                                     539,316                          234,758

OTHER INCOME (EXPENSE)
  Other income                                                                          14,630                           14,290
  Interest income, net                                                                 (17,227)                         (17,003
                                                                                   -----------                      -----------
                                                                                        (2,597)                          (2,713)
                                                                                   -----------                      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                               536,719                          232,045

PROVISION FOR INCOME TAXES                                                             198,500                           71,254
                                                                                   -----------                      -----------

NET INCOME                                                                         $   338,219                      $   160,791
                                                                                   ===========                      ===========

BASIC AND DILUTED  EARNINGS  PER COMMON SHARE                                           $0.026                           $0.012
                                                                                   ===========                      ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                       12,964,918                       12,964,918
                                                                                   ===========                      ===========

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                             ---------------------------------
                                                                               2001                    2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $ 338,219               $ 160,791
  Adjustment for non-cash items                                                 32,592                  45,628
  Changes in working capital, net                                             (434,480)               (123,290)
                                                                             ---------               ---------
  Net cash provided (used) by operating activities                           $ (63,669)              $  83,129

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment acquired                                             (117,715)               (232,064)
  Purchase of marketable securities                                                 --                (500,000)
                                                                             ---------               ---------
  Net cash used by investing activities                                      $(117,715)              $(732,064)
                                                                             ---------               =========

CASH FLOW FROM FINANCING ACTIVITIES:
  Short-term note repayments                                                    (8,229)                 (3,327)
  Increase in notes payable                                                    153,620                 108,521
                                                                             ---------               ---------
  Net cash provided by financing activities                                  $ 145,391               $ 105,194
                                                                             ---------               ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      $ (35,993)              $(543,741)

CASH AND CASH EQUIVALENTS, at beginning of period                            $ 242,592               $ 663,972
                                                                             ---------               ---------

CASH AND CASH EQUIVALENTS, at end of period                                  $ 206,599               $ 120,231
                                                                             =========               =========

SUPPLEMENTAL DISCLOSURES:
  Interest Paid                                                              $  17,227               $  17,003
                                                                             =========
  Income taxes paid                                                          $ 178,000               $  17,001
                                                                             =========               =========

NON-CASH:
  Lease to Finance equipment                                                 $  50,000               $ 164,535
                                                                             =========               =========

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The condensed consolidated financial statements of Industrial Data Systems Corporation (the "Company"), included herein, are unaudited for the three-month period ended March 31, 2001 and 2000. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 2000 and 1999, which are included in the Company's annual report on Form 10-KSB. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2. NOTE RECEIVABLE FROM STOCKHOLDER:

   At March 31, 2001, the Company had notes receivable due from a stockholder in the amount of $196,500. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest accrued through March 31, 2001 on these notes amounted to approximately $4,400.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

OVERVIEW

     The Engineering segment of the Company, which generates approximately two-thirds of the Company's total revenue and employs the majority of its personnel, offers engineering consulting services primarily to the pipeline and process industries for the development, management and turnkey execution of engineering projects. The Engineering segment also performs the execution of capital projects for its clients on a full service, turnkey basis. Its staff has the capability of developing a project from the initial planning stages through detailed design and construction management. The services provided include conceptual studies, project definition, cost estimating, engineering design, and material procurement, in addition to project and construction management. These services are performed on facilities that include cross-country pipelines, pipeline pump stations, gas compressor stations, metering systems, product storage facilities, product loading terminals, gas processing facilities, chemical plants and crude oil refineries. Sixty-six percent of the Company's first quarter 2001 revenues are derived from this segment. The Company's various specialty manufacturing segments provide the remainder of revenues for the Company.

     Engineering has generated sales as a percent of total revenue of 66.3% and 46.9% for the three months ended March 31, 2001 and 2000, respectively. The Air Handling segment has generated sales as a percent of total revenue of 16.1% and 24.4% for the same periods. During the fourth quarter 2000, the Company decided to consolidate the operations of the Power Systems segment and the Products segment into one operation. The combination is called the Manufacturing segment. This allowed the Company to better utilize facilities and personnel due to the similarities in the two segments. In the three months ended March 31, 2001, the Manufacturing segment generated sales as a percent of total revenue of 17.6%. For the same period in 2000, Manufacturing generated sales as a percent of total revenue of 28.7%.

     Gross margins vary between each of its operating segments. The gross margin for the Engineering segment, was 24.1% and 33.9% for the three months ended March 31, 2001 and 2000, respectively. The Air Handling segment's gross margin was 26.6% and 24.4% for the three months ended March 31, 2001 and 2000, respectively. Gross margin generated by the Manufacturing segment was 23.3% and 25.9% for the three months ended March 31, 2001 and 2000, respectively. The overall gross margin for the Company, which included the Engineering, Air Handling and Manufacturing segments for the three months ended March 31, 2001 was 22.3%. The overall gross margin for the Company for the same period in 2000 was 29.3%.

     The Company established the Tulsa Engineering operation in the first quarter 1999 for the purpose of expanding into the Engineering, Procurement and Construction (EPC) market. These efforts have brought about increased revenues for the Engineering segment, since the inception of the Tulsa branch, but the Company has not realized an increase in the gross margins due to lower utilization of direct labor personnel and as a result of an increase in sales and marketing efforts.

PROPOSED MERGER TRANSACTION

     On April 3, 2001, the Company entered into a non-binding letter of intent relating to a proposed merger between a newly created subsidiary of the Company and Petrocon Engineering, Inc. Management believes that, if the merger is consummated, it will have a significant impact on the Company's revenues and operations. In summary, the Company anticipates that its revenue will increase significantly as Petrocon's revenues for its year ended December 31, 2000 were approximately $67,900,000. The Company also expects that, if the merger is completed, the Company will provide a broader range of services over a larger geographic area. It is uncertain at this time what impact the Petrocon merger will have on the Company's results of operations. While the Company believes that the merger would result in some immediate expenses relating to consolidation of the operations of the two companies, the Company believes that the long-term impact of the merger will be a beneficial one to the Company. The Company expects to file a Registration Statement on Form S-4 relating to the securities to be issued in the merger transaction, and no offer of the securities will be made until such Registration Statement has been declared effective by the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

     Certain information contained in this Form 10-QSB Quarterly Report, the Company's Annual Report to Shareholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of income and indicates percentage of total revenue for each item.


                                                             THREE MONTHS ENDED MARCH 31,
                                              --------------------------------------------------------------
                                                         2001                              2000
                                              ----------------------------         -------------------------
                                                 AMOUNT              %               AMOUNT             %
                                              -----------        ---------         -----------      --------
Revenue:
  Engineering                                  $3,946,850             66.3          $1,591,661          46.9
  Air Handling                                    961,110             16.1             828,618          24.4
  Manufacturing                                 1,045,946             17.6             971,932          28.7
                                               ----------            -----          ----------         -----
     Total revenue                             $5,953,906            100.0          $3,392,211         100.0
                                               ==========            =====          ==========         =====

Gross Profit:
  Engineering                                  $  827,319             21.0          $  539,722          33.9
  Air Handling                                    255,692             26.6             201,923          24.4
  Manufacturing                                   243,794             23.3             251,316          25.9
                                               ----------            -----          ----------         -----
     Total gross profit                        $1,326,805             22.3          $  992,961          29.3
                                               ==========            =====          ==========         =====

Selling, general and administrative
 expenses and depreciation                     $  787,489             12.9          $  758,203          22.4
                                               ----------                           ----------
    Operating Profit                           $  539,316             11.5             234,758           6.9


Other income (expense)                             (2,597)            (0.1)             (2,713)         (0.1)
                                               ----------                           ----------

Income before provision for income
    taxes                                      $  536,719             11.4             232,045           6.8

Provision for income taxes                        198,500              4.0              71,254           2.1
                                               ----------                           ----------

Net income
                                               $  338,219              7.4          $  160,791           4.7
                                               ==========                           ==========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     TOTAL REVENUE. Total revenue increased by $2,561,695 or 75.5% from $3,392,211 for the three months ended March 31, 2000, compared to $5,953,906 in 2001. Revenue from the Engineering segment, which comprised 66.3% of total revenue for the three months, ended March 31, 2001, increased by $2,355,189 or 148.0%. This increase is due, in part; to the additional revenues generated by the Tulsa office and procurement of several large fixed-fee projects. Revenue from the Air Handling segment, which comprised 16.1% of total revenue for the three months, ended March 31, 2001, increased by $132,492 or 16.0%. Revenue generated by the Manufacturing segment for the three months ended March 31, 2001 increased by $74,013 or 7.6% from the same period in 2000. The Company believes that this increase was the result of abnormally low sales in the 2000 period and the 2001 period is more representative of the revenue potential of this segment.

     GROSS PROFIT. Gross profit increased by $333,844 or 33.6% from $992,961 for the three months ended March 31, 2000 to $1,326,805 for the same period in 2001. The gross margin as a percentage of total revenues decreased from 29.3% for the period ended March 31, 2000 to 22.3% for the same period in 2001. The decrease was primarily attributable to lower margins contributed by the Engineering and Manufacturing segments. The decrease in gross margin in the Engineering segment is attributable to lower utilization of personnel in the Tulsa branch and efforts spent on marketing and business development during the first quarter of 2001. The gross profit for the Engineering segment decreased from 33.9% for the period ended March 31, 2000 to 21.0% for the same period in 2001. The gross profit for the Air Handling segment increased from 24.4% for the period ended March 31, 2000 to 26.6% for the same period in 2001. This increase was attributable to the addition of higher margin products to the segment's product line. The Manufacturing segment's gross margin generated in the period ended March 31, 2001 decreased by $7,522 or 3.0% over the same period in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which included depreciation and amortization increased by $29,286 or 3.9% from $758,203 for the three months ended March 31, 2000 compared to $787,489 for the same period in 2001. As a percentage of total revenue, selling, general and administrative expenses decreased from 22.4% for the three months ended March 31, 2000 to 13.2% for the same period in 2001.
This increase in selling, general and administrative expenses is primarily attributable to additional expenses related to a larger number of personnel, accompanied by related payroll and benefit costs, to the expansion of facilities and to normal inflation effects of the economy.

     OPERATING INCOME. Operating income increased by $304,558 or 129.7% from $234,758 for the three months ended March 31, 2000, compared to $539,316 for the same period in 2001. Operating income increased as a percentage of total revenue from 6.9% for the three months ended March 31, 2000 to 9.1% for the same period in 2001. The increase in operating income was a result of overall higher revenues and to a minimal increase in selling, general and administrative expenses.

     NET INCOME. Net income after taxes increased by $177,428 or 110.3% from $160,791 for the three months ended March 31, 2000 to $338,219 for the same period in 2001. As a percentage of total revenue, the net income percentage was 4.7% for the three months ended March 31, 2000 and 5.7% for same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of March 31, 2001, the Company's cash position, including municipal bonds and the line of credit discussed below was sufficient to meet its working capital requirements unless the Company goes forward with the Petrocon Merger. The Company had, as of March 31, 2001, $735,000 in additional advances available under its line of credit with a bank. The Company's line of credit, which provides for maximum borrowings of $1,250,000 and bears interest at prime plus 0.5%, is for a term of two years and matures on April 24, 2003. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company. Interest on the outstanding balance is paid on a monthly basis.

     The Company's working capital was $3,493,436 and $3,187,454 at March 31, 2001 and December 31, 2000, respectively.

     The Company's liquidity may be impacted by expenses associated with the Petrocon merger discussed previously in the "Proposed Merger Transaction"
section in this Form 10-KSB. The Company has incurred and will incur certain costs related to the merger including legal, accounting and investment advisory fees, which it must pay even if the merger does not close. Should the proposed merger take place, the Company's liquidity could be further impacted by the need to replace the Company's existing credit facility with a substantially larger facility.

     CASH FLOW

     Operating activities used net cash totaling $63,669 and provided net cash of $83,129 for the three months ended March 31, 2001 and 2000, respectively. Trade receivables increased $923,423 since December 31, 2000. Inventory increased by $95,931 for the same period.

     Investing activities used cash totaling, $732,064 for the three months ended March 31, 2000 and used cash totaling $117,715 for the same period in 2001. The Company's investing activities that used cash during the period ended March 31, 2001 was for the purchase of property and equipment.

     As of March 31, 2001, the Company had a portfolio of bonds with a value of $400,000. These bonds are purchased with surplus cash and are used by the Company as part of its plan to provide additional cash for working capital requirements. These bonds are stated at cost.

     Financing activities provided cash totaling $145,391 for the three months ended March 31, 2001, which was activity related to notes payable. Financing activities provided cash totaling $105,194 for the same period in 2000. The Company entered into a 60-month lease in the principal amount of approximately $50,000 for the purpose financing a Press-Brake machine for the Air Handling segment.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $3,555,933 and $4,479,356 at December 31, 2000 and March 31, 2001. The number of days' sales outstanding in trade accounts receivable was 72 days and 69 days, respectively.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

     a.  Form 8-K

     During the quarter ended March 31, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: May 15, 2001         By:   /s/ Hulda L. Coskey
                                  -------------------------------------
                              Hulda L. Coskey, Chief Financial Officer,
                              Secretary-Treasurer