Form 10QSB
period 2001-06-30
INDUSTRIAL DATA SYSTEMS CORP
filed 2001-08-14
CIK 933738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 001-14217


                      INDUSTRIAL DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                     (State of corporation or organization)

                                   88-0322261
                    (I.R.S. Employer Identification Number)


600 CENTURY PLAZA DRIVE, BUILDING 140, HOUSTON, TEXAS         77073-6013
     (Address of Principal Executive Offices)                 (Zip Code)

                                 (281) 821-3200
              (Registrant's telephone number, including area code)

    Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the close of business June 30, 2001.

                   Common Stock, $.001 Par Value, 12,964,918

                        QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2001


                               TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART 1    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2001 and
           December 31, 2000..........................................   1

          Condensed Consolidated Statements of Operations for the
           Three Months and Six Months ended June 30, 2001 and
           June 30, 2000..............................................   2

          Condensed Consolidated Statements of Cash Flows for the Six
           Months ended June 30, 2001 and June 30, 2000...............   3

          Notes to Condensed Consolidated Financial Statements........   4

ITEM 2    Management's Discussion and Analysis........................   5

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...........................................  11

Item 2.   Changes in Securities.......................................  11

ITEM 3.   Defaults Upon Senior Securities.............................  12

ITEM 4.   Submission of Matters to a Vote of Security Holders.........  12

ITEM 5.   Other Information...........................................  12

ITEM 6.   Exhibits and Reports on Form 8-K............................  14

          Signature...................................................  15

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30, 2001       December 31, 2000
                                                                                  --------------      ------------------
                                                                                   (unaudited)
                                ASSETS
                                ------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $  322,905              $  242,592
 Municipal bond, at cost                                                                400,000                 400,000
 Accounts receivable - trade, less allowance for doubtful accounts of
    approximately  $19,000 for 2001 and $17,000 for 2000                              3,907,218               3,555,933
 Inventory                                                                              813,684                 865,341
 Cost and estimated earnings in excess of billings on uncompleted contracts             480,181                 330,000
 Prepaid and other                                                                      227,609                 190,369
                                                                                     ----------              ----------
   Total current assets                                                               6,151,597               5,584,235

PROPERTY AND EQUIPMENT, NET                                                           1,543,725               1,404,017
GOODWILL                                                                                 10,350                  18,450
OTHER ASSETS                                                                            346,541                  45,563
                                                                                     ----------              ----------
   Total assets                                                                      $8,052,213              $7,052,265
                                                                                     ==========              ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
 Notes payable to bank                                                               $  374,991              $  433,729
 Current portion - long-term debt                                                        21,238                  21,238
 Current portion - capital lease obligation                                              20,929                  24,118
 Accounts payable                                                                     1,133,515               1,333,003
 Billings in excess of cost and estimated earnings on uncompleted contracts              70,608                       0
 Deferred income taxes                                                                        0                  37,000
 Income taxes payable                                                                   363,783                 160,013
 Accrued expenses and other current liabilities                                         747,011                 387,680
                                                                                     ----------              ----------
   Total current liabilities                                                          2,732,075               2,396,781

NOTE PAYABLE TO BANK, TERM                                                              355,387                 365,368
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                        158,845                 120,212
DEFERRED INCOME TAX                                                                      16,000                  11,000
                                                                                     ----------              ----------
   Total liabilities                                                                  3,262,307               2,893,361

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares authorized; 12,964,918
  shares issued and outstanding                                                          12,965                  12,965
 Note receivable from stockholder                                                      (196,500)               (196,500)
 Additional paid-in capital                                                           2,640,154               2,640,154
 Retained earnings                                                                    2,333,287               1,702,285
                                                                                     ----------              ----------
     Total stockholders' equity                                                       4,789,906               4,158,904
                                                                                     ----------              ----------
   Total liabilities and stockholders' equity                                        $8,052,213              $7,052,265
                                                                                     ==========              ==========

 See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                               2001            2000            2001                2000
                                                           -----------     -----------     -----------         -----------
OPERATING  REVENUES:                                       $ 5,149,490     $ 3,331,742     $11,103,396         $ 6,723,953
OPERATING EXPENSES:
     Cost of goods sold                                      3,715,135       2,630,377       8,342,236           5,029,627
     Selling, general and administrative                       866,269         881,712       1,621,166           1,594,287
     Depreciation and amortization                              66,603          41,126          99,196             86,754
                                                           -----------     -----------     -----------         -----------
     Operating profit                                          501,483        (221,473)      1,040,798              13,285

OTHER INCOME (EXPENSE)
     Other income                                               18,123          17,723          32,754              32,012
     Interest income, net                                      (21,823)        (21,342)        (39,050)            (38,344)
                                                           -----------     -----------     -----------         -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                    497,783        (225,092)      1,034,502               6,953
PROVISION (BENEFIT) FOR INCOME TAXES                           205,000       (  71,254)        403,500                   0
                                                           -----------     -----------     -----------         -----------
NET INCOME (LOSS)                                          $   292,783     $  (153,838)    $   631,002         $     6,953
                                                           ===========     ===========     ===========         ===========
BASIC AND DILUTED EARNINGS PER COMMON SHARE                $     0.023     $    (0.012)    $     0.049         $     0.001
                                                           ===========     ===========     ===========         ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                12,964,918      12,964,918      12,964,918          12,964,918
                                                           ===========     ===========     ===========         ===========

       See accompanying notes to these consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Six Months Ended June 30,
                                                                                  -------------------------------------------
                                                                                     2001                              2000
                                                                                  ---------                         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                 $ 631,002                         $   6,953
Non-cash change in working capital                                                   70,655                            41,126
Changes in working capital                                                         (385,805)                         (258,120)
                                                                                  ---------                         ---------
Net cash provided (used) by operating activities                                  $ 315,852                         $(210,041)

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment acquired                                                    (202,263)                         (405,717)
Purchase of marketable securities                                                        --                                --
Addition of capital lease                                                                --                           151,471
                                                                                  ---------                         ---------
Net cash used in investing activities                                             $(202,263)                        $(254,246)
                                                                                  ---------                         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in notes payable                                                           (15,238)                               --
Repayment on notes payable, net                                                     (18,038)                          (52,217)
                                                                                  ---------                         ---------
Net cash used in financing activities                                             $ (33,276)                        $ (52,217)
                                                                                  ---------                         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 80,313                          (516,504)

CASH AND CASH EQUIVALENTS, at beginning of period                                 $ 242,592                         $ 663,972
                                                                                  ---------                         ---------
CASH AND CASH EQUIVALENTS, at end of period                                       $ 322,905                         $ 147,468
                                                                                  =========                         =========
Supplemental Cash Flow Information:
  Interest paid                                                                   $  21,823                         $  38,344
                                                                                  =========                         =========
  Income taxes paid                                                               $ 235,000                                --
                                                                                  =========                         =========
Non-Cash
  Equipment lease                                                                 $  43,700                                --
                                                                                  =========                         =========

       See accompanying notes to these consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

   The condensed consolidated financial statements of Industrial Data Systems Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001; the results of operations for the three months and six months ended June 30, 2001 and 2000; and cash flows for the six months ended June 30, 2001 and 2000 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 2001.

2. NOTE RECEIVABLE FROM STOCKHOLDER:

   At June 30, 2001, the Company had notes receivable due from a stockholder in the amount of $196,500. The notes were reclassified to the Equity section of the Balance Sheet at December 31, 2000, due to inactivity in principal and interest payments. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is due annually.

3.  CAPITALIZED MERGER COSTS:

   At June 30, 2001, the Company had approximately $347,000 in capitalized costs related to the proposed Petrocon Engineering, Inc. merger transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements including the notes thereto, included elsewhere herein.

OVERVIEW

         The majority of the Company's revenues are produced by IDS Engineering, Inc., the Engineering segment. Revenues are generated from providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. Since the early part of 2000, this segment has expanded its scope of projects to include lump-sum turnkey contract jobs. The addition of sizable lump-sum contracts plus the growth in its billable staff working on time and material projects has resulted in a steady increase in the revenues generated by the Engineering segment. The addition of a business development office in Tulsa, Oklahoma in early 1999, to pursue engineering, procurement and construction (EPC) projects, has also added to revenue growth. As of June 30, 2001, the Tulsa operation has grown to approximately 50 employees and the Company believes the contribution of the Tulsa operation will result in expanded market exposure, greater revenue and increased profit margin potential from the EPC market, in future periods. The Engineering segment generated approximately 66% of the total revenues for the six months ended June 30, 2001.

         Additional revenues are generated through segments involved in the made-to-order manufacture of industrial equipment. Air handling equipment for commercial heating, ventilation and cooling systems manufactured by Thermal Corporation (Thermal), the Air Handling segment of the Company, comprised approximately 18% of the revenues for the six months ended June 30, 2001.

         The Company's other operating segment, the Manufacturing segment, which manufactures industrial grade battery backup systems, battery chargers and industrial grade computer systems, contributed approximately 16% of total revenues for the six months ended June 30, 2001.

PROPOSED MERGER TRANSACTION

         On July 31, 2001, the Company entered into a definitive merger agreement relating to a proposed merger between a newly created indirect subsidiary of the Company and Petrocon Engineering, Inc. Management believes that, if the merger is consummated, it will have a significant impact on the Company's revenues and operations. In summary, the Company anticipates that its revenues will increase significantly as Petrocon's revenues for its year ended December 31, 2000 were approximately $68 million, while the Company's were approximately $17 million for the same period. The Company also expects that, if the merger is completed, the Company will provide a broader range of services over a larger geographic area. It is uncertain at this time what impact the Petrocon merger will have on the Company's results of operations. While the Company believes that the merger would result in some immediate expenses relating to consolidation of the operations of the two companies, the Company believes that the long-term impact of the merger will be beneficial to the Company. For additional details, see Part II, Item 5 "Other Information" and Exhibit 2.23 incorporated by reference, in this Form 10-QSB.

FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on form 10-QSB (including statements contained in Part 1, Item 2. "Management's Discussion and Analysis" and in Part II, Item 1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate." "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth within this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                      Quarter Ended June 30,                         Six Months Ended June 30,
                           ---------------------------------------------   ---------------------------------------------
                                    2001                    2000                    2001                    2000
                            -------------------    --------------------    --------------------    ---------------------
                             Amount       %          Amount       %          Amount       %          Amount       %
                           -----------    -----    -----------    -----    -----------    -----    -----------    -----
Revenue:
  Engineering               $3,332,128     64.7     $2,057,850     61.8    $ 7,278,978     65.6     $3,649,511     54.3
  Air Handling               1,005,474     19.4        761,039     22.8      1,966,584     17.7      1,589,657     23.6
  Manufacturing                811,888     15.8        512,853     15.4      1,857,834     16.7      1,484,785     22.1
                            ----------    -----     ----------    -----    -----------    -----     ----------    -----
     Total revenue          $5,149,490    100.0     $3,331,742    100.0    $11,103,396    100.0     $6,723,953    100.0
                            ==========    =====     ==========    =====    ===========    =====     ==========    =====
Gross Profit:
  Engineering               $  979,565     29.4     $  490,867     23.9    $ 1,806,884     24.8     $1,030,589     28.2
  Air Handling                 306,176     30.5         65,175      8.6        561,868     28.6        267,098     16.8
  Manufacturing                148,614     18.3        145,323     28.3        392,408     21.1        396,639     26.7
                            ----------    -----     ----------    -----    -----------    -----     ----------    -----
     Total gross profit     $1,434,355     27.9     $  701,365     21.1    $ 2,761,160     24.9     $1,694,326     25.2
                            ==========    =====     ==========    =====    ===========    =====     ==========    =====
Selling, general and
 administrative expenses    $  932,872     18.1     $  922,838     27.7    $ 1,720,362     15.5     $1,681,041     25.0
    Operating income        $  501,483      9.7     $ (221,473)    (6.6)   $ 1,040,798      9.4     $   13,285      0.2
Other income (expense)          (3,700)    (0.1)        (3,619)    (0.1)        (6,296)    (0.1)        (6,332)    (0.1)
                            ----------              ----------             -----------              ----------
Income (loss) from
 continuing operations
 before provision
 (benefit) for income       $  497,783      9.7     $ (225,092)    (6.8)   $ 1,034,502      9.3     $    6,953      0.1
 taxes                      ----------              ----------             -----------              ----------
Provision (benefit) for     $  205,000      4.0     $  (71,254)    (2.1)   $   403,500      3.6     $        0      0.0
 income taxes               ----------              ----------             -----------              ----------
Net income (loss)           $  292,783      5.7     $ (153,838)    (4.6)   $   631,002      5.7     $    6,953      0.1
                            ==========              ==========             ===========              ==========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     TOTAL REVENUE. Total revenue increased by $1,817,748 or 54.6% from $3,331,742 for the three months ended June 30, 2000, compared to $5,149,490 in 2001. Revenue from Engineering, which comprised 64.7% of total revenue for the three months ended June 30, 2001, increased by $1,274,278 or 61.9% over the same period in 2000. This increase was attributable to several contracts related to the Caspian Sea Pipeline (CPC) project and to the Company's expansion into the turnkey engineering, procurement and construction (EPC) projects and an increase in billable hours. Revenue generated by the Air Handling segment was 19.5% of the total revenue for the three months ended June 30, 2001. The Air Handling segment's revenue, increased by $244,435 or 32.1% from the same period in 2000. This increase was attributable to several sizable municipal orders and as the result of increased sales and marketing efforts. Revenue from the Manufacturing segment, which comprised 15.8% of the total revenue, increased by $299,035 or 58.3% over the same period in 2000. This increase is attributable to a return to more normal revenues after abnormally low revenues were recorded during the three months ended June 30, 2000. Management believes the level of revenue generated by this segment in the 2001 period is more indicative of the Manufacturing segment's capabilities.

     GROSS PROFIT. Overall gross profit increased by $732,990 or 104.5% from $701,365 for the three months ended June 30, 2000 to $1,434,355 for the same period in 2001. The gross margin as a percentage of total revenues increased from 21.1% for the period ended June 30, 2000 to 27.9% for the same period in 2001. The increase in the overall gross margin was attributable to substantial increases in the gross profit margins contributed by the Engineering segment and the Air Handling segment. Each of these segments experienced higher sales revenues in the 2001 period, accompanied by increased gross margins. The Engineering segment produced a gross margin of 29.4%, a $488,698 increase from the three months ended June 30, 2000. This increase was primarily attributable to the CPC contract. The gross margin generated by the Air Handling segment in the three months ended June 30, 2001, substantially increased from the margin generated in the three months ended June 30, 2000. The 2001 margin increased by $241,001 or 369.8% over the same period in 2000. This increase is due to a concerted effort by the sales and marketing team to improve margins on quotes and to an increase in the number and size of municipal contracts secured during the three months ended June 30, 2001. A decrease in gross profit generated in the Manufacturing segment from 28.3% for the three months ended June 30, 2000 to 18.3% for the three months ended June 30, 2001 was due to higher direct labor and material costs in the 2001 period. Management believes the higher costs were due to a change in production management personnel, to disruption caused by relocation to a new facility and to the effects of flooding from hurricane Allison. The effects of these circumstances have been corrected and management is expecting the margins to improve in future periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $10,034 or 1.1% from $922,838 for the three months ended June 30, 2000 compared to $932,872 for the same period in 2001. As a percentage of total revenue, selling, general and administrative expenses decreased from 27.7% for the three months ended June 30, 2000 to 18.1% for the same period in 2001. This change is due to the increase in revenues accompanied by stable selling, general and administrative expenses.

     OPERATING INCOME. Operating income increased by $722,956 from ($221,473) for the three months ended June 30, 2000, compared to $501,483 for the same period in 2001. Operating income increased as a percentage of total revenue from (6.6%) for the three months ended June 30, 2000 to 9.7% for the same period in 2001. The increase in operating income was a result of the higher gross profit generated and the decrease in selling, general and administrative expenses for the period ended June 30, 2001.

     OTHER INCOME (EXPENSE). Other expense increased slightly from $3,619 for the three months ended June 30, 2000 to $3,700 for the same period in 2001. This is the result of effective cash management to control the use of the Company's line of credit and minimize interest costs.

     NET INCOME (LOSS).   Income from continuing operations increased by
$446,621 from ($153,838) for the three months ended June 30, 2000 to $292,783 for the same period in 2001. Net income from continuing operations increased as a percentage of total revenue from (4.6%) for the three months ended June 30, 2000 to 5.7% for the same period in 2001. This increase was attributable to the higher overall gross margin generated and to stable selling, general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

  TOTAL REVENUE. Total revenue increased by $4,379,443 or 65.1% from $6,723,953 for the six months ended June 30, 2000, compared to $11,103,396 in 2001.
Revenue from the Engineering segment, which comprised 54.3% of total revenue for the six months ended June 30, 2000 increased by $3,629,467 or 99.5% from $3,649,511 in 2000 to $7,278,978 for the same period in 2001. The increase was primarily attributable to the expanded scope of lump-sum turnkey projects active during the 2001 period and to an increase in the number of personnel with billable hours in the Engineering segment in the six months ended June 30, 2001.

  Revenue from the Air Handling segment, which comprised 17.7% of the total revenue for the six months ended June 30, 2001, increased by $376,927 or 23.7% from $1,589,657 in 2000 to $1,966,584 for the same period in 2001. This increase is attributable to several sizable municipal contracts completed during the six months ended June 30, 2001 and success of sales and marketing efforts.

  Revenue from the Manufacturing segment, which comprised 16.7% of the total revenue for the six months ended June 30, 2001, increased by $373,049 or 25.1% from $1,484,785 in 2000 to $1,857,834 for the same period in 2001. Sales revenue generated in the six months ended June 30, 2000 were, in management's opinion, below normal for what is expected from this segment. The increase recorded from the 2000 period is believed to be the result of a rebound to more normal revenues after abnormally low sales revenues during the 2000 period.

     GROSS PROFIT. Gross profit increased by $1,066,834 or 63.0% from $1,694,326 for the six months ended June 30, 2000 to $2,761,160 for the same period in 2001. The gross margin contributed by the Engineering segment increased by $776,295 from $1,030,589 for the six months ended June 30, 2000 to $1,806,884 for the period ended June 30, 2001. This increase is the result of the expanded number of lump-sum projects being done by the Engineering segment in the 2001 period. The Air Handling segment's gross margin increased by $294,770 or 110.4% from $267,098 for the six-month period ended June 30, 2000 to $561,868 for the six months ended June 30, 2001. Management believes this increase is a direct result of more accurate bidding on jobs, more aggressive sales and marketing efforts, as well as being awarded several municipal projects in the 2001 period, which produced higher margins. The Manufacturing segment's ross margin decreased from 26.7% for the six-month period ended June 30, 2000 to 21.1% for the six months ended June 30, 2001. Although the 2001 sales revenue increased by $373,049, the profit margin decreased. Management believes the decrease in gross profit is the result of production issues and other causes, discussed in the preceding section under the "Total Revenue" and "Gross Profit" categories.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $39,321 or 2.3% from $1,681,041 for the six months ended June 30, 2000 compared to $1,720,362 for the same period in 2001. As a percentage of total revenue, selling, general and administrative expenses decreased from 25.0% for the six months ended June 30, 2000 to 15.5% for the same period in 2001. The decrease in selling, general and administrative expenses as a percentage of revenue is due to the increase in revenue from the 2000 period, accompanied by stable selling, general and administrative expenses.

     OPERATING INCOME. Operating income increased by $1,027,513 from $13,285 for the six months ended June 30, 2000 to $1,040,798 for the same period in 2001. Operating income increased as a percentage of total revenue from 0.2% for the six months ended June 30, 2000 to 9.4% for the same period in 2001. This increase in operating income was a result of increased revenues, higher gross profits and stable selling, general and administrative expenses.

     OTHER INCOME (EXPENSE). Other expense decreased by $36 from $6,332 for the six months ended June 30, 2000 to $6,296 for the same period in 2001. This minimal change is due primarily to cash management activities to minimize the use of the Company's line of credit.

     NET INCOME (LOSS). Income from continuing operations increased by $624,049 from $6,953 for the six months ended June 30, 2000 to $631,002 for the same period in 2001. This increase was due to the increase in gross margins and to the stability of the Company's selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit and through operations. As of June 30, 2001, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements for at least the next twelve months. The Company has no current plans to raise additional funds in the next
twelve months.   As of April 24, 2001 the Company renewed its Line of Credit loan with Frost National Bank in the principal amount of $1,250,000. The Company had, as of June 30, 2001, $885,000 in additional advances available under its line of credit with the new bank. The Company's line of credit, which provides for maximum borrowings of $1,250,000 and bears interest at prime plus 0.500% per annum, is for a term of two years and matures on April 24, 2003. The line of credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company.

     The Company's working capital was $3,419,522 and $3,187,454 at June 30, 2001 and December 31, 2000, respectively.

     The Company's liquidity has been and will be further impacted by expenses associated with the proposed Petrocon merger discussed previously in the "Proposed Merger Transaction" section and in "Item 5 Other Information" in this Form 10-QSB. The Company has incurred and will incur certain costs related to the merger including legal, accounting and investment advisory fees, which it must pay even if the merger does not close. Should the proposed merger take place, the Company's liquidity will be further impacted by the costs associated with merging the operations of the two companies, which include but are not limited to the need to replace the Company's existing credit facility with a substantially larger facility.

     The Merger Agreement requires, as a condition of closing, that Petrocon obtain a $15,000,000 revolving line of credit and that Petrocon deliver a $3,000,000 promissory note to Equus II Incorporated, currently an investor in and lender to Petrocon. While the Company believes that its existing resources, together with its cash flow following the merger, will be sufficient to pay these debts in accordance with their respective terms, there can be no assurance that this will be the case.

     CASH FLOW

     Operating activities used net cash totaling $210,041 for the six months ended June 30, 2000 and generated $315,853 for the six months ended June 30, 2001. This was due to the operating profit produced in the 2001 period.

     Trade accounts receivable increased $351,285 since December 31, 2000, due to the increase in revenues during the six months ended June 30, 2001. Inventory decreased by $51,657 for the same period.

     Investing activities used cash totaling $254,246 for the six months ended June 30, 2000 and used cash totaling $202,263 for the same period in 2001. The cash used during the 2001 period was used for the purchase of fixed assets.

     As of June 30, 2001, the Company had a portfolio of bonds, which had a fair market value of $400,000.

     Financing activities used cash totaling $33,276 for the six months ended June 30, 2001, which was used for repayment on the line of credit, repayment on the term note for Thermal's facilities and for equipment lease payments. The Company has additional financing amounts of $885,000 available on its line of credit at June 30, 2001. The line of credit has been used principally to finance accounts receivable and inventory purchases.

     ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $3,907,218 and $2,431,932 at June 30, 2001 and 2000, respectively. The number of days' sales outstanding in trade accounts receivable was 66 days and 34 days, respectively. Bad debt expenses have been insignificant for each of these periods.

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

     Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of the Company was held on June 28, 2001 at 10:00 a.m. at the corporate offices of the Company in Houston, Texas. A total of 12,860,514 share of common stock, which is 99.19% of the shares outstanding on May 31, 2001 were represented at the meeting, either in person or by proxy. Two proposals were approved by the shareholders with the vote tabulations noted as follows:

1. The following directors were elected to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

DIRECTORS:                      FOR       AGAINST   ABSTAIN
                             ----------   -------   -------
William A. Coskey, P.E.      12,849,429         0    11,085
Hulda L. Coskey              12,846,929         0    13,585
David W. Gent, P.E.          12,849,429         0    11,085
Gordon R. Wingate            12,850,654         0     9,860
Ken J. Hedrick               12,852,854         0     7,660

2. Ratification of the appointment of Hein + Associates LLP as the Company's independent auditors.

   These were all the matters submitted to the Shareholders at the Annual Meeting of the Shareholders.

ITEM 5. OTHER INFORMATION

     On July 31, 2001 the Company entered into a definitive Agreement and Plan of Merger, a copy which has been incorporated by reference as Exhibit 2.23 in this Form 10-QSB, relating to a proposed merger between a newly created subsidiary of the Company and Petrocon Engineering, Inc. of Beaumont, Texas.
The Company expects to file a Registration Statement on Form S-4 relating to the securities to be issued in the merger transaction and seeking stockholder approval of the proposed transaction. No offer of the securities will be made until such Registration Statement has been declared effective by the Securities and Exchange Commission. The merger requires approval of a majority of the Company's issued and outstanding shares. In addition, the Board of Directors has elected to require, as a condition of the merger, the approval of a majority of the shares represented at the meeting that are not held by the Company's 73% stockholder, Alliance 2000, Ltd.

     The Agreement and Plan of Merger provides for the for 9.8 million shares of the Company's common stock and assumption of approximately $12.1 million of Petrocon debt for all of Petrocon's outstanding capital stock. The closing of the acquisition is expected to occur in October, subject to normal closing conditions. The Petrocon acquisition will significantly increase the size and geographic scope of the Company's engineering consulting business.

  The assets of Petrocon include cash, trade receivables, work-in-progress, property and equipment, goodwill and other assets.

  Under the merger agreement, an indirect, wholly owned subsidiary of the Company will be merged into Petrocon, and the Petrocon shareholders will receive 9,800,000 shares of IDS common stock. In addition, Petrocon currently owes approximately $9,000,000 to Equus II Incorporated. This debt, together with warrants held by Equus to acquire stock in Petrocon, will be exchanged for (I) promissory notes in the amount of $2,000,0000 which will be paid at the closing of the merger, (ii) a promissory note in the amount of $3,000,000 which will be paid by the Company over four years; and (iii) a promissory note for the balance owed to Equus which will be exchanged for 2,500,000 shares of convertible preferred stock of IDS. Concurrently with the merger, and as a condition to the closing of the merger, IDS will acquire a $15,000,000 revolving line of credit from Fleet Capital Corporation. The terms of the merger, including the amount of consideration paid by the Company to the Petrocon shareholders, was determined through arms-length negotiations between the Company and Petrocon, and was based on a variety of factors, including the historical financial performance of IDS.

  The merger agreement provides that shareholders of Petrocon who hold more than 100,000 shares of Petrocon common stock will put a portion of the IDS common stock received by them into escrow to cover certain liabilities, including certain obligations under stock option agreements, that may arise following the closing.

  The merger agreement provides that a voting agreement will be signed at the closing of the merger, and that the parties to the voting agreement will vote their shares in favor of three nominees of IDS, two nominees of Petrocon, one nominee of Equus, and one independent director. The initial directors are expected to be William A. Coskey, P.E., Hulda L. Coskey, David W. Gent, P.E., Michael L. Burrow, Jimmie N. Carpenter, Randall B. Hale, and David C. Roussel.

Petrocon Background

  Petrocon Engineering, Inc. provides a broad range of services to the refining, chemical, petrochemical, exploration, production, co-generation, manufacturing, process control and advanced automation sectors. Petrocon subsidiaries include:
Petrocon Construction Resources, Inc., which focuses on field inspection services, process plant operations and construction management; Petrocon Systems, Inc., which is a full service control systems integration and advanced automation technology company; Triangle Engineers and Construtors, Inc., which provides engineering, design and construction services to refining, chemical and petrochemical industries; and RPM Engineering, Inc./Barnard and Burk Industries, a multi-discipline engineering company located in Baton Rouge, Louisiana. Petrocon has approximately 800 employees and had 2000 revenues of approximately $68 million. It has offices in Houston and Beaumont, Texas and in Baton Rouge and Lake Charles, Louisiana.

Petrocon Financial Statements

  The Petrocon audited balance sheet and related statement of income, stockholders' equity and cash flows for the year ended December 31, 2000 and the unaudited balance sheet and related statement of income and cash flow for the six months ended June 30, 2001, will be filed as soon as practicable, but not later than 60 days after the due date for the filing of this report on Form 10-QSB.

  The pro forma results of operations of the Company for the year ended December 31, 2001 and the six months ended June 30, 2001, as if the acquisition had occurred at the beginning of each respective period and a pro forma balance sheet as of June 30, 2001, will be filed by amendment as soon as practicable, but not later than 60 days after the due date for the filing of this report on Form 10-QSB.

     On August 1, 2001 the Company issued a Press Release announcing the signing of the definitive merger agreement with Petrocon Engineering, Inc., which is incorporated by reference as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

Exhibit 2.23 Agreement and Plan of Merger by and between Industrial Data Systems Corporation, IDS Engineering Management, LC, PEI Acquisition, Inc. and Petrocon Engineering, Inc.

Exhibit 3.10  Articles of Incorporation of IDS Engineering Management, LC

Exhibit 3.11  Regulations of IDS Engineering Management, LC

Exhibit 3.12  Articles of Incorporation PEI Acquisition, Inc.

Exhibit 3.13  Bylaws of PEI Acquisition, Inc.

Exhibit 10.42 Standard Industrial Lease Agreement between Houston Industrial
              Assets, L.P. and Constant Power Manufacturing, Inc. dated May 30, 2001

Exhibit 99.2 Press Release dated August 1, 2001 announcing signing of definitive merger agreement with Petrocon Engineering, Inc.

b.   Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: August 10, 2001       By:  /s/ Hulda L. Coskey
                                 --------------------------------
                                 Hulda L. Coskey, Chief Financial Officer,
                                 Secretary and Treasurer