Form 10QSB
period 2001-09-30
INDUSTRIAL DATA SYSTEMS CORP
filed 2001-11-14
CIK 933738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934

               For the quarterly period ended September 30, 2001


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]     NO [ ]


Shares outstanding of the issuer's Common Stock as of November 1, 2001 was 12,964,918.


Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2001


                               TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2001 and
          December 31, 2000...............................................    1

          Condensed Consolidated Statements of Operations for the Three
          Months and Nine Months ended September 30, 2001 and
          September 30, 2000..............................................    2

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 2001 and September 30, 2000..........    3

          Notes to Condensed Consolidated Financial Statements............    4

ITEM 2.   Management's Discussion and Analysis............................    5

PART I    OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................   11

Item 2.   Changes in Securities...........................................   11

ITEM 3.   Defaults Upon Senior Securities.................................   12

ITEM 4.   Submission of Matters to a Vote of Security Holders.............   12

ITEM 5.   Other Information...............................................   12

ITEM 6.   Exhibits and Reports on Form 8-K................................   12

          Signature.......................................................   12

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30, 2001       December 31, 2000
                                                                                  -------------------      ------------------
                                                                                      (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                                                                $  136,848              $  242,592
 Municipal bonds - at cost                                                                   400,000                 400,000
 Accounts receivable - trade, less allowance for doubtful accounts of
    approximately  $17,000 in 2001 and $19,000 for 2000                                    5,020,838               3,555,933
 Costs and estimated earnings in excess of billings on uncompleted contracts                 284,969                 330,000
 Inventory and work-in-process                                                               797,658                 865,341
 Prepaid and other                                                                           334,879                 190,369
                                                                                          ----------              ----------
  Total current assets                                                                     6,975,192               5,584,235
                                                                                          ----------              ----------

PROPERTY AND EQUIPMENT, Net                                                                1,678,152               1,404,017


OTHER ASSETS                                                                                 442,091                  45,563
GOODWILL, Net                                                                                  6,300                  18,450
                                                                                          ----------              ----------

  Total assets                                                                            $9,101,735              $7,052,265
                                                                                          ==========              ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
 Notes payable to bank                                                                    $  674,546              $  433,729
 Current portion - long term debt                                                              5,487                  21,238
 Current portion - capital lease payable                                                       9,869                  24,118
 Accounts payable                                                                          1,612,543               1,333,003
 Billings in excess of cost and estimated earnings on uncompleted contracts                   29,954                      --
 Deferred income taxes payable                                                                37,000                  37,000
 Income taxes payable                                                                        453,217                 160,013
 Accrued expenses and other current liabilities                                              626,088                 387,680
                                                                                          ----------              ----------
  Total current liabilities                                                                3,448,704               2,396,781
                                                                                          ----------              ----------
LONG TERM DEBT:
  Note payable to bank, term                                                                 365,368                 365,368
  Capital leases payable                                                                     179,919                 120,212
DEFERRED INCOME TAX                                                                           11,000                  11,000
                                                                                          ----------              ----------
                Total liabilities                                                          4,004,991               2,893,361
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 75,000,000 shares authorized; 12,964,918
  shares issued and outstanding                                                               12,965                  12,965

 Note receivable from stockholder                                                           (196,500)               (196,500)
 Additional paid-in capital                                                                2,640,154               2,640,154
 Retained earnings                                                                         2,640,125               1,702,285
                                                                                          ----------              ----------
     Total stockholders' equity                                                            5,096,744               4,158,904
                                                                                          ----------              ----------
 Total liabilities and stockholders' equity                                               $9,101,735              $7,052,265
                                                                                          ==========              ==========

  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                 ----------------------------------   ---------------------------------
                                                        2001              2000              2001              2000
                                                     -----------       -----------       -----------       -----------

OPERATING REVENUES                                   $ 5,755,832       $ 5,141,149       $16,859,228       $11,865,102

OPERATING EXPENSES:
  Cost of goods sold                                   4,159,823         3,605,427        12,460,937         8,635,054
  Selling, general and administrative                  1,039,688         1,087,920         2,700,749         2,682,207
  Depreciation and amortization                           69,295            51,105           168,492           137,858
                                                     -----------       -----------       -----------       -----------
  Operating Profit                                       487,026           396,697         1,529,050           409,983

OTHER INCOME (EXPENSE):
  Interest income                                         15,009            14,510            47,762            32,012
  Interest expense                                       (18,198)          (33,498)          (58,473)          (57,333)
                                                     -----------       -----------       -----------       -----------
                                                          (3,189)          (18,988)          (10,711)          (25,321)
                                                     -----------       -----------       -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                 483,837           377,709         1,518,339           384,662

PROVISION FOR INCOME TAXES                               177,000            81,000           580,500            81,000
                                                     -----------       -----------       -----------       -----------

NET INCOME                                           $   306,837       $   296,709       $   937,839       $   303,662
                                                     ===========       ===========       ===========       ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                $0.02             $0.02             $0.07             $0.02
                                                     ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING            $12,964,918       $12,964,918       $12,964,918       $12,964,918
                                                     ===========       ===========       ===========       ===========

  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended September 30,
                                                        -------------------------------------
                                                            2001                    2000
                                                        -----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $   937,839               $ 303,662
Depreciation and amortization                               168,492                 137,858
Changes in working capital                               (1,090,843)               (558,612)
                                                        -----------               ---------
  Net cash (used in) operating activities               $   (15,488)              $(117,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired                            (336,690)               (336,408)
                                                        -----------               ---------
      Net cash (used in) investing activities           $  (336,690)              $(336,408)
                                                        -----------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on long term note payable                         (36,129)                (35,417)
Repayment on notes payable, net                                  --                 177,466
Increase in notes payable                                   282,563                      --
                                                        -----------               ---------
  Net cash provided by financing activities             $   246,434               $ 142,049
                                                        -----------               ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (105,744)               (311,451)

CASH AND CASH EQUIVALENTS, at beginning of period       $   242,592               $ 663,972
                                                        -----------               ---------

CASH AND CASH EQUIVALENTS, at end of period             $   136,848               $ 352,521
                                                        ===========               =========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                         $    58,854               $  57,333
                                                        ===========               =========
  Income taxes paid                                     $   105,000               $   2,000
                                                        ===========               =========

Non-Cash:
     Lease to finance equipment                         $    67,791               $ 151,471
                                                        ===========               =========

  See accompanying notes to these condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements of Industrial Data Systems Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report to Shareholders and the Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001; the results of operations for the three months and nine months ended September 30, 2001 and 2000; and cash flows for the nine months ended September 30, 2001 and 2000 have been included. The foregoing interim results are not necessarily indicative of the results of the operations for the full fiscal year ending December 31, 2001.

2. NOTE RECEIVABLE FROM STOCKHOLDER

   At September 30, 2001, the Company had notes receivable due from a stockholder in the amount of $196,500. The notes were reclassified to the Equity section of the Balance Sheet at December 31, 2000, due to the inactivity in principal and interest payments. The notes are unsecured, due on demand and bear interest at a rate of 9% per annum. Interest on the notes is accrued monthly and is due annually.

3. CAPITALIZED MERGER COSTS

   At September 30, 2001, the Company had approximately $442,000 in capitalized costs related to the proposed Petrocon Engineering, Inc. merger transaction.

4. SEGMENT INFORMATION

   The Company operates in three business segments: (1) engineering consulting services, primarily to major integrated oil and gas companies; (2) the manufacture and distribution of air handling equipment for HVAC systems to commercial companies; and (3) the manufacture and distribution of uninterruptible power systems, battery chargers and industrial grade computer systems for specialty applications. Sales, operating income, interest income and expense, identifiable assets, capital expenditures and depreciation set forth in the following table are the results of the three segments. The amount in corporate and eliminations includes amounts to eliminate intercompany items, including notes receivable and notes payable.

Segment information for the nine months ended September 30, 2000 and 2001 was as follows:


                                                            (Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                  2000
------------------------------------------------------------------------------------------------------------------------------
                                      Engineering        Air Handling         Manufacturing          Corporate          Total
                                      ------------       -------------        --------------         ----------        -------
Net sales from external customers          $ 7,166              $2,526                $2,173           $      -        $11,865
Operating earnings                             565                 (36)                 (119)                 -            410
Interest income                                  -                   -                     -                 32             32
Interest expense                                 -                  57                     -                  -             57
Depreciation and amortization                   69                  44                     -                 25            138
Total assets                                 3,861               1,705                   984                773          7,323
Capital expenditures                       $   261              $  200                $    4           $     23        $   488
------------------------------------------------------------------------------------------------------------------------------
                                                                                  2001
------------------------------------------------------------------------------------------------------------------------------
Net sales from external customers          $11,127              $3,132                $2,600           $      -        $16,859
Operating earnings                           1,427                 307                  (137)               (68)         1,529
Interest income                                  -                   -                     -                 48             48
Interest expense                                 -                  51                     -                  8             59
Depreciation and amortization                   78                  69                     2                 19            168
Total assets                                 5,392               2,001                   984                725          9,102
Capital expenditures                       $   246              $   53                $   48           $     57        $   404
------------------------------------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements including the notes thereto, included elsewhere herein.

OVERVIEW

     The Company's major revenue producing segment is the Engineering segment. Revenues are generated by providing engineering consulting services to the pipeline divisions of major integrated oil and gas companies. Since the early part of 2000, the Engineering segment has expanded its scope of projects to include large-scale lump-sum contract jobs. The addition of sizable lump-sum contracts plus the growth in its billable staff working on time and material projects has created a steady trend upward in the revenues generated by the Engineering segment. The addition of a business development office in Tulsa, Oklahoma in early 1999, to pursue turnkey engineering, procurement and construction (EPC) projects, has also added to revenue growth. Although the Tulsa operation has not maintained a consistent utilization level, the Company believes the contribution of the Tulsa operation will result in expanded market exposure, greater revenue and profit margin potential from the EPC market, in future periods. The Engineering segment generated approximately 66% of the Company's total revenues for the nine months ended September 30, 2001.

   Additional revenues are generated through segments involved in the made-to-order manufacture of industrial equipment. Air handling equipment for commercial heating, ventilation and cooling systems manufactured by Thermal Corporation (Thermal), the Air Handling segment of the Company comprised approximately 19% of the revenues for the nine months ended September 30, 2001. Industrial grade battery backup systems, battery chargers and industrial grade computer systems are manufactured by Constant Power Manufacturing, Inc., the Manufacturing segment. Revenue from this segment comprised approximately 15% of the total revenues for the nine months ended September 30, 2001.

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

FORWARD-LOOKING STATEMENTS

   Certain information contained in this Quarterly Report on Form 10-QSB (including statements contained in Part I, Item 2. "Management's Discussion and Analysis", as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. The actual results of future events described in such forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth within this Quarterly Report on Form 10-QSB generally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item.

                                  Three Months Ended September 30,                Nine Months Ended September 30,
                            --------------------------------------------   ---------------------------------------------
                                    2001                     2000                     2001                   2000
                                  --------                ---------                ---------               --------
                              Amount        %        Amount         %        Amount         %          Amount       %
                            ----------    -----    ---------      -----    ---------      -----       ---------   -----
Revenue:
                            $3,848,053     66.9     $3,516,564     68.4    $11,127,031     66.0    $ 7,166,075     60.4
  Engineering                1,165,116     20.2        936,046     18.2      3,131,700     18.6      2,525,704     21.3
  Air Handling                 742,663     12.9        688,539     13.4      2,600,497     15.4      2,173,323     18.3
  Manufacturing             ----------    -----     ----------    -----    -----------    -----    -----------    -----
                            $5,755,832    100.0     $5,141,149    100.0    $16,859,228    100.0    $11,865,102    100.0
     Total Revenue          ==========    =====     ==========    =====    ===========    =====    ===========    =====


Gross Profit:
  Engineering               $1,216,291     31.6     $  986,162     28.0    $ 3,023,176     27.2    $ 2,016,751     28.1
  Air Handling                 404,275     34.7        329,009     35.1        966,143     30.9        596,107     23.6
  Manufacturing                (24,557)    (3.3)       220,551     32.0        408,972     15.7        617,190     28.4
                            ----------    -----     ----------    -----    -----------    -----    -----------    -----
     Total gross profit     $1,596,009     27.7     $1,535,722     29.9    $ 4,398,291     26.1    $ 3,230,048     27.2
                            ==========    =====     ==========    =====    ===========    =====    ===========    =====
Selling, general and
 administrative expenses    $1,108,983     19.3     $1,139,025     22.2    $ 2,869,241     17.0    $ 2,820,065     23.8
                            ----------    -----     ----------    -----    -----------    -----    -----------    -----
Operating Profit               487,026      8.5        396,697      7.7      1,529,050      9.1        409,983      3.5
Other income (expense)          (3,189)    (0.1)       (18,988)    (0.4)       (10,711)    (0.1)       (25,321)    (0.2)
                            ----------    -----     ----------    -----    -----------    -----    -----------    -----
Income before provision
  for income taxes             483,837      8.4        377,709      7.3      1,518,339      9.0        384,662      3.2

Provision for income taxes     177,000      3.1         81,000      1.6        580,500      3.4         81,000      0.7
                            ----------    -----     ----------    -----    -----------    -----    -----------    -----


Net Income from
  continuing operations     $  306,837      5.3     $  296,709      5.8    $   937,839      5.6    $   303,662      2.6
                            ==========    =====     ==========    =====    ===========    =====    ===========    =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     TOTAL REVENUE. Total revenue increased by $614,683 or 12.0% from $5,141,149 for the three months ended September 30, 2000, compared to $5,755,832 in 2001. Revenue from Engineering, which comprised 66.9% of total revenue for the three months ended September 30, 2001, increased by $331,489 or 9.4% over the same period in 2000. This increase is attributable to the revenue contribution from the Caspian Sea lump-sum project and to an increase in billable hours on time and material projects.

     The Air Handling segment generated revenues comprising 20.2% of total revenue for the three months ended September 30, 2001. The revenue for this segment increased by $229,070 or 24.5% from the 2000 period. This increase was attributable to a seasonal upturn during the third quarter period and to several large orders from municipal customers for replacement of equipment damaged during Tropical Storm Allison earlier in the year. A sales order backlog of approximately $890,000 was on the books as of September 30, 2001, a substantial portion of which are attributable to damages to municipal facilities during Tropical Storm Allison.

     Revenue from the Manufacturing segment which accounted for 12.9% of total revenue for the three months ended September 30, 2001, was $742,663, an increase of $54,124 or 7.9% from the 2000 period. This increase was attributable to an increase in orders for computer equipment during the 2001 period.

     GROSS PROFIT. Total gross profit increased by $60,287 or 3.9% from $1,535,722 for the three months ended September 30, 2000 to $1,596,009 for the same period in 2001. The gross margin as a percentage of total revenues decreased from 29.9% for the three months ended September 30, 2000 to 27.7% for the same period in 2001. The decrease in total gross margin was attributable to a substantial decrease in the gross margin contribution from the Manufacturing segment. Each of the segments experienced favorable market conditions during the three months ended September 30, 2001, resulting in higher sales than what was experienced in the 2000 period. The gross margin for the Engineering segment increased from 28.0% for the period ended September 30, 2000 to 31.6% for the same period in 2001. This increase is attributable to the gross margin contributed by several large lump-sum projects. The gross margin for the Air Handling segment decreased slightly from 35.1% for the period ended September 30, 2000 to 34.7% for the same period in 2001. Management believes the 2000 gross margin was abnormally high due to the gross margin contributed by two large jobs sold directly to general contractors. The gross margin for the Manufacturing decreased from 32.0% for the period ended September 30, 2000 to (3.3%) for the same period in 2001. This decrease was due to increased direct labor costs and to adjustments made to raw material and work-in-process inventories during the period ending September 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $30,042, from $1,139,025 for the three months ended September 30, 2000 to $1,108,983 for the same period in 2001. As a percentage of total revenue, selling, general and administrative expenses decreased from 22.2% for the three months ended September 30, 2000 to 19.3% for
the same period in 2001.   This decrease was attributable to managements efforts
to improve utilization levels and reduce charges to selling, general and administrative categories.

     OPERATING PROFIT. Operating profit increased by $90,329 or 22.8% from $396,697 for the three months ended September 30, 2000, compared to $487,026 for the same period in 2001. Operating income increased as a percentage of total revenue from 7.7% for the three months ended June 30, 2000 to 8.5% for the same period in 2001. The increase in operating profit was a result of the increase in revenues and lower selling, general and administrative expenses.

     OTHER INCOME AND (EXPENSE). Other expense decreased by $15,799 from $18,988 for the three months ended September 30, 2000 to $3,189 for the same period in 2001. This was due to the effect of interest income offsetting the interest expense related to the use of the Company's line of credit and to a reduction in the use of the line of credit during the 2001 period.

     NET INCOME.   Net income after taxes increased by $10,128 from $296,709 for the three months ended September 30, 2000 to $306,837 for the same period in 2001. Net income after taxes decreased as a percentage of total revenue from 5.8% for the three months ended September 30, 2000 to 5.3% for the same period in 2001. This decrease was attributable to the higher income tax provision recorded in the 2001 period. The net income for the 2000 quarter was positively affected by adjustments to the provision for taxes due to an over-accrual of taxes during the previous fiscal period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     TOTAL REVENUE. Total revenue increased by $4,994,126 or 42.1% from $11,865,102 for the nine months ended September 30, 2000, compared to $16,859,228 in 2001. Revenue from the Engineering segment, which comprised 60.4% of total revenue for the nine months ended September 30, 2000 increased by $3,960,956 or 55.3% from $7,166,075 in 2000 to $11,127,031 for the same period in 2001. This increase was attributable to the revenue generated by several large lump-sum projects completed by the Engineering segment, to additional revenue generated by the Tulsa operation and to an increase in billable hours as a result of additional personnel.

     Revenue from the Air Handling segment, which comprised 21.3% of the total revenue for the nine months ended September 30, 2000, increased by $605,996 or 24.0% from $2,525,704 in 2000 to $3,131,700 for the same period in 2001. This increase is primarily attributable to orders from municipal customers for the replacement of equipment damaged by Tropical Storm Allison earlier in 2001.

     Revenue generated from the Manufacturing segment during the nine months ended September 30, 2000 was $2,173,323. For the nine months ended September 30, 2001, the revenue generated was $2,600,498, an increase of $427,175 or 19.7%. This increase in revenue was due to better market conditions in the oil and gas and energy markets, the major source of sales for this segment. Management believes that new product development and sales and marketing efforts will diversify and expand the market served by this segment. However, there can be no assurance of this.

     GROSS PROFIT. Total gross profit increased by $1,168,243 or 36.2% from $3,230,048 for the nine months ended September 30, 2000 to $4,398,291 for the same period in 2001. The gross margin generated by the Engineering segment increased by $1,006,425 or 49.9% from the 2000 period. The Engineering segment's gross margin decreased from 28.1% for the 2000 period to 27.2% for the 2001 period. This was a result of the completion of higher margin projects during the 2000 period, which resulted in a slight decrease due to the mix of lump-sum and time and material projects in the 2001 period. The Air Handling segment's gross margin increased from 23.6% for the nine months ended September 30, 2000 to 30.9% for the nine months ended September 30, 2001. The gross margin increased by $370,036 or 62.1% from the 2000 period. This increase was attributable to the segment successfully bidding jobs with higher margins and to a substantial number of orders at premium margins due to expedited shipping dates during the 2001 period. The Manufacturing segment's gross margin decreased from 28.4% for the nine-month period ended September 30, 2000 to 15.7% for the nine months ended September 30, 2001. The gross margin decreased by $208,218 or 33.7% from the 2000 period. This decrease was attributable to increases in direct labor costs, other direct production costs and to adjustments to raw material and work-in-process inventory valuations, which effected material costs. Management believes the adjustments made to the inventory valuations in the quarter ended September 30, 2001 will have a one-time effect and will not recur in future periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $49,176 or 1.7% from $2,820,065 for the nine months ended September 30, 2000 compared to $2,869,241 for the same period in 2001. As a percentage of total revenue, selling, general and administrative expenses decreased from 23.8% for the nine months ended September 30, 2000 to 17.0% for the same period in 2001. The percentage decrease was attributable to the substantial increase in revenues accompanied by an insignificant increase in selling, general and administrative expenses.

     OPERATING PROFIT. Operating profit increased by $1,119,067 or 273.0% from $409,983 for the nine months ended September 30, 2000, compared to $1,529,050 for the same period in 2001. Operating income as a percentage of total revenue increased from 3.5% for the 2000 period to 9.1% for the 2001 period. This was a result of the substantial increase in revenues, fairly static gross margins and a decrease in selling, general and administrative expenses.

     OTHER INCOME AND (EXPENSE). Other expense decreased by $14,610 from $25,321 for the nine months ended September 30, 2000 to an expense of $10,711 for the same period in 2001. This was the result of an increase in interest income offset by a decrease in interest expense as a result of reduced use of the Company's line of credit.

      NET INCOME. Net income before taxes increased by $1,133,677 or 294.7% from $384,662 for the nine months ended September 30, 2000 to $1,518,339 for the same period in 2001. This increase is due to the substantial increase in revenues, strong gross margins and lower selling, general and administrative expenses.
Net income after taxes increased by $634,177 or 208.8% from $303,662 for the nine months ended September 30, 2000 to $937,839 for the same period in 2001. Net income after taxes increased as a percentage of total revenue from 2.6% for the nine months ended September 30, 2000 to 5.6% for the same period in 2001. This increase is attributable to the explanations given above under the net income before taxes and to the effect of the tax provision recorded in the 2000 period, due to overpayments of income taxes in previous periods.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its cash requirements principally through borrowings under its line of credit with Frost National Bank (the "Line of Credit") and through operations. Management believes that, as of September 30, 2001, the Company's cash position, including marketable securities, was sufficient to meet its working capital requirements for at least the next 12 months. The Company has no current plans to raise additional funds in the next
twelve months.   The Company had, as of September 30, 2001, $814,000 in
additional advances available under its Line of Credit. The Company's Line of Credit, which provides for maximum borrowings of $1,250,000 and bears interest at prime plus .500% per annum, is for a term of two years and matures on April 24, 2003. The Line of Credit is secured by accounts receivable, inventory and the personal guarantees of certain stockholders and officers of the Company.

     The Company's working capital was $3,187,454 and $3,526,488 at December 31, 2000 and September 30, 2001, respectively.

     Operating activities used net cash totaling $117,092 for the nine months ended September 30, 2000 and used net cash of $15,488 for the nine months ended September 30, 2001. Trade accounts receivable increased $1,464,905 since December 31, 2000, due to the increase in revenues and to the payment terms related to several lump-sum projects.

     Investing activities used cash totaling $336,408 for the nine months ended September 30, 2000 and used cash totaling $336,090 for the same period in 2001. The cash used during the period ended September 30, 2001 was primarily related to the purchase of new office furniture, computer equipment and shop equipment.

     As of September 30, 2001, the Company had a portfolio of marketable securities with a fair market value of $400,000 and consisted of bonds and mutual funds. The mutual funds that the Company has available for sale are open-end stock funds managed by Smith Barney & Co. These mutual fund investments are generally held for longer than a one-year period. These securities are traded by the Company as part of its plan to provide additional cash for working capital requirements.

     Financing activities provided net cash totaling $246,433 for the nine months ended September 30, 2001, which was the result of an insurance premium note for the Company's annual insurance premiums and the result of repayment on the Company's Line of Credit and repayment of a term note executed in connection with the acquisition of the Thermal facilities.

     The Company's Board of Directors authorized a stock repurchase plan on June 29, 2000 authorizing the repurchase of up to 400,000 shares of the Company's Common Stock over a 24 month period. Pursuant to the Stock Repurchase Program, the Company purchased 40,000 shares of its Common Stock during the quarter ended September 30, 2000. The funds to purchase these shares came from surplus cash or operating funds. The total cumulative cost related to the purchase of these 40,000 shares was $67,045, an average price of $1.47 per share. Under the Stock Repurchase Program, an additional 360,000 shares remain authorized for repurchase. No additional shares have been purchased under the Stock Repurchase Program during the 2001 period.

ASSET MANAGEMENT

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $5,020,838 and $3,542,416 at September 30, 2001 and 2000, respectively. The number of days' sales outstanding in trade accounts receivable at September 30, 2001 and 2000 was 69 days and 75 days, respectively. Bad debt expenses have been insignificant for each of these periods.


PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.    OTHER INFORMATION

  On October 18, 2001, IDS and Petrocon amended their definitive merger agreement to extend the deadline for closing the transaction to November 30, 2001. On November 5, 2001, IDS and Petrocon entered into a letter agreement extending this deadline to the close of business on December 21, 2001. On November 6, 2001 copies of these documents were filed with the Securities Exchange Commission as Exhibits 2.24 and 2.25, respectively, as part of the Company's Registration Statement on Amendment Two to Form S-4.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

            None

     b.  Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 2001.



                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INDUSTRIAL DATA SYSTEMS CORPORATION



Dated: November 14, 2001          By: /s/ HULDA L. COSKEY
                                      -----------------------------------------
                                      Hulda L. Coskey, Chief Financial Officer,
                                      Secretary and Treasurer