Form 10-K405
period 2001-12-31
INDUSTRIAL DATA SYSTEMS CORP
filed 2002-04-01
CIK 933738

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

           For the transition period from                        to


                         Commission File No. 001-14217

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                (Name of Small Business Issuer in its Charter)

               Nevada                                  88-0322261
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

  600 Century Plaza Drive, Suite 140,                77073-6033
            Houston, Texas                           (Zip code)
    (Address of principal executive
               offices)
                   Issuer's telephone number (281) 821-3200

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                 Title of                         Name of each exchange
                each class                         on which registered
                ----------                        ---------------------
                  Common                         American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                Not applicable

   Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shortened period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The issuer's revenues for fiscal year ended December 31, 2001 were $22,053,738.

   The aggregate market value of the voting stock held by non-affiliates of the registrant on March 18, 2002 was $7,223,722. The issuer has no authorized non-voting stock.

   The number of shares outstanding of each of the registrant's classes of stock on March 18, 2002 is as follows:
   $0.001 Par Value Preferred Stock....................2,500,000 shares
   $0.001 Par Value Common Stock......................22,861,199 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
   Responses to Items 10, 11, 12, and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

   Transitional Small Business Disclosure Format: Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                                 2001 FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business.......................................................     2
 Item 2.  Properties.....................................................    10
 Item 3.  Legal Proceedings..............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders............    11

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    13
 Item 6.  Selected Financial Data........................................    14
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operation...........................................    15
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    22
 Item 8.  Financial Statements and Supplementary Data....................    23
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    46

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    46
 Item 11. Executive Compensation.........................................    46
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    46
 Item 13. Certain Relationships and Related Transactions.................    46

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    47
 Signatures...............................................................   52

                                    PART I

            CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   Certain of the statements made in this Report including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries which the Company and its subsidiaries serve, the economy and about the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering services organizations; (iv) the effect of increases and decreases in oil prices, (v) the inability to get parts from vendors (vi) the inability to renew its line of credit; and (vii) the effect of changes in the business cycle and downturns in local, regional and national economies. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

   The following summary is qualified in its entirety by, and should be read in connection with the more detailed information contained herein and in the Company's Consolidated Financial Statements, and the Notes thereto, included elsewhere in this Annual Report on Form 10-K. References to the "Company" or to "IDSC" refer to Industrial Data Systems Corporation. References to "IDS" refer to the Company's wholly owned subsidiary, Industrial Data Systems, Inc. References to "IED" refer to the Company's wholly owned subsidiary, IDS Engineering, Inc. References to "Thermal" refer to the Company's wholly owned subsidiary, Thermaire, Inc. dba Thermal Corp. References to "CPM" refer to the Company's wholly owned subsidiary, Constant Power Manufacturing, Inc. References to "PEI" refer to Petrocon Engineering, Inc., a subsidiary owned indirectly through IDS Engineering Management LC, of which all of the membership interests are owned by the Company. References to "PSI" refer to Petrocon's wholly owned subsidiary, Petrocon Systems, Inc. References to "PCR" refer to Petrocon's wholly owned subsidiary, Petrocon Construction Resources, Inc. References to "TE&C" refer to Petrocon's wholly owned subsidiary, Triangle Engineers and Constructors, Inc. References to "RPM" refer to Petrocon's wholly owned subsidiary, RPM Engineering, Inc.

Item 1. Business

General

   Industrial Data Systems Corporation (IDSC or the Company) was incorporated in the State of Nevada in June 1994. The Company's common stock trades on the American Stock Exchange under the symbol "IDS." The Company has never filed for protection under the bankruptcy protection act, nor has the Company or any of its assets been in receivership or any other similar proceedings.

   IDSC entered into a letter of intent on April 3, 2001 to acquire, through merger with a wholly owned subsidiary, Petrocon Engineering, Inc., a Texas-based engineering support services company, in exchange for 9,800,000 shares of IDS, valued at $0.71 per share. The purchase price totaled approximately $23,806,000. The transaction was financed by issuance of common stock valued at $6,637,000, net of registration costs, issuance of preferred stock with a liquidation value of $2,500,000 and assumption of debt totaling approximately $13,737,000. The transaction was consummated on December 21, 2001 and was accounted for as a purchase with an effective date of December 31, 2001. Accordingly, the results of operations of Petrocon are not included in the consolidated results of operations for the year ended December 31, 2001, but will be included in the consolidated results of operations of IDSC prospectively from the date of acquisition. See additional details in the Selected Financial Data, Management Discussion and Analysis of Financial Condition and Results of Operation, and the Financial Statements sections of this Report on Form 10-K.

   Prior to the merger, the Company had three wholly owned operating subsidiaries, IDS Engineering, Inc., Constant Power Manufacturing, and Thermaire, Inc., dba Thermal, comprising the Company's three segments in 2001. The engineering services segment is IDSC's predominant business segment, providing 64.5% of the Company's revenue and 71.8% of its gross profits in 2001. IDS Engineering, Inc. (IED), which makes up the engineering segment, was incorporated in October 1997 in Texas and operates in Texas and Oklahoma. The engineering services segment generates revenues by providing engineering consulting services to the pipeline and process divisions of major integrated oil and gas companies. These services include the development, management and turnkey execution of engineering projects, including procurement, construction, and management (EPC) activities.

   The engineered systems segment is responsible for approximately 16.2% of the total revenue contributing to the gross profits 8.8%. Constant Power Manufacturing, Inc. (CPM), in the engineered systems segment, is a Texas corporation formed in June 1989, and was purchased in 1998. CPM fabricates industrial grade uninterruptible electrical power systems and battery chargers.

   The manufacturing segment consists of another wholly owned subsidiary, Thermaire, Inc. dba Thermal Corp. (Thermal) that provided approximately 19.3% of the Company's revenue and 19.4% of the gross profits for 2001. The Company acquired Thermal in 1997, which manufactures air handling equipment for commercial heating, ventilation, and cooling systems. Thermal is a Texas corporation formed in 1992.

   Petrocon, a Texas corporation was formed in 1988 and provides engineering services and engineered systems to a broad range of industrial, commercial and institutional clients throughout the United States and internationally. Petrocon is the parent of five wholly owned operating subsidiaries: RPM Engineering, Inc., incorporated in the state of Louisiana in 1980 and acquired by Petrocon in October 1996; Petrocon Construction Resources, Inc., a Texas corporation formed in 1994; Petrocon Systems, Inc., a Texas corporation formed in 1991; Triangle Engineers and Constructors, Inc., incorporated in Texas in 1980 and acquired by Petrocon in 1996; and Petrocon Engineering of Louisiana, Inc., a Louisiana corporation formed in 1998. Petrocon's multi-disciplined expertise enables it to offer its clients broad design and engineering solutions, extending from project inception through completion, including start-up and operation, within multiple industries and across diverse geographic markets. In 2001, Petrocon generated consolidated revenues of approximately $70,000,000.

Products and Services

 Engineering Services

   The engineering services segment has traditionally offered engineering consulting services primarily to the pipeline and process industries for the development, management and turnkey execution of engineering projects. As a result of the Petrocon merger, the Company will be able to offer its expertise to a broader range of industrial clients. The predominant type of contract is the blanket services contract which typically provides IDSC's clients with engineering, procurement and project management services on a time and materials basis. Capital projects are also executed for its clients on a full service, turnkey basis. The engineering staff has the capability of developing a project from the initial planning stages through the detailed design and construction management. In 2001, the Company was successful in procuring more contracts on a fixed price basis than in prior years. The services provided include conceptual studies, project definition, cost estimating, engineering design, and material procurement, in addition to project and construction management. These services are performed for major energy-related firms on facilities that include cross-country pipelines, pipeline pump stations, gas compressor facilities, chemical plants, crude oil refineries and electric power generation facilities. The engineering services segment offers its clients a wide range of services from a single source provider. Both modifications to existing facilities and new construction projects have been handled by the engineering services segment.

 Engineered Systems

   For the year 2001, IDSC's engineered systems segment is comprised solely of CPM, a thirteen year old company established in the industrial and commercial power backup and conditioned power systems marketplace. Both standard and custom-designed products and systems are fabricated and sold in a wide array of power ranges which include: battery chargers, battery monitoring systems, DC power supplies, DC/AC inverters, uninterruptible power systems (UPS), power distribution systems and solar photo-voltaic systems.

   CPM provides field service support for installation and maintenance of these products. Most of the products are made pursuant to specifications required for a particular order. A new product line of switch-mode battery chargers was introduced in mid-1999. These chargers have been readily accepted where physical size constraints and heat are design factors. During 2001, CPM began to provide explosive proof enclosures for hazardous area requirements. Refineries, petrochemical plants, utilities, offshore platforms and other commercial, industrial and governmental facilities utilize the products sold by CPM. CPM sells to industrial and commercial accounts across the United States.

   The Advanced Controls division of IED was established in 2000 for the purpose of providing specialized expertise to clients for the design and implementation of their automation and control system requirements. This division was combined with the engineered systems segment following the merger with Petrocon. Petrocon Systems, Inc., (PSI), a wholly owned subsidiary of Petrocon Engineering, Inc., designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications, principally in various energy and related processing related industries. These engineering personnel offer comprehensive, turnkey services for automation and control of various industrial processes including but not limited to compressor stations, material handling, data acquisition, position measuring, environmental and safety monitoring and factory automation. Feasibility studies, engineering, design, estimating, configuration and programming, construction, commissioning, startup, troubleshooting, and operation of controls systems are provided by personnel experienced in field operations and maintenance.

   CPM has continued the manufacturing and service of IDS' specialized industrial microcomputer systems to existing IDS customers. This division of CPM also provides systems integration and resells industrial microcomputers and peripheral products. The microcomputer and peripheral products are designed to be utilized in industrial applications, which include manufacturing, process control, discrete manufacturing, data acquisition, telecommunications and man-machine interfaces. These systems are typically designed with enclosures that withstand tough environmental conditions or with enclosures that have a special form factor which are based on the customer's specific parameters.

 Manufacturing

   The manufacturing segment, comprised solely of Thermal, has manufactured quality air handling equipment since 1945. Thermal also reserves production capacity to accomplish premium, expedited deliveries of two or four weeks, when necessary. Thermal is well known for its design and manufacturing expertise and flexibility, which is often required to meet the special needs for custom installations.

   Thermal's product lines consist of a variety of cooling, heating and ventilating equipment. The wide range of sizes and models in each product line coupled with Thermal's manufacturing adaptability provides flexibility in air handling equipment choice. Thermal's quality air handling products include central plant air conditioners, multi-zone air conditioners, high-pressure air conditioners, and air-cooled condensers. Thermal also manufactures fan coil units, cooling and heating coils, and roof top air handlers. Popular custom unit features include special modular construction, custom cabinet dimensions, special insulation type and thickness, gas and electric heaters, humidifiers, all types of fans, non-standard arrangements, motor and unit controls, unique customer requirements, exotic materials of construction and severe service applications, etc.

   Thermal distributes its products exclusively through its United States and international network of non-stocking sales representatives.

Product Development

 Engineering Services

   Engineering services continues to provide consulting services primarily to the energy industry as its core business. There are approximately twenty-one blanket service contracts in place in which clients are furnished with service on a time and materials basis and eight fixed fee contracts for turnkey services. With the merger of Petrocon, an additional 168 blanket service agreements are in place for time and material service and 41 fixed fee contracts for turnkey services. The Company's Tulsa, Oklahoma office, which opened in February 1999, has facilitated the expansion of its market area. During 2000 and 2001, the engineering segment continued to grow geographically throughout the United States and into international markets.

   IED completed development of its standard meter skid package in 1999 and began to market this package, which is designed with modular, interchangeable components that help to reduce project cost and execution times. The initial revenue for this product was generated in the second half of the year 2001.

   As part of its implementation plan to increase its range of engineering capabilities and to market its services to downstream industries such as the refining, petrochemical and process industries, IDSC acquired Petrocon Engineering, Inc., headquartered in Beaumont, Texas effective as of December 21, 2001. (See further discussion in "Business Strategy")

 Engineered Systems

   In the engineered systems segment in 2000, CPM introduced its USGS Intellicharger(TM) product line of microprocessor controlled battery chargers that bring to the marketplace state-of-the-art flexibility and features for the end user. The Intellicharger is now included in the majority of battery charger units sold by CPM. The Company has seen substantial cost savings in the manufacturing process during the initial six months of production by reducing labor. This reduction in cost has provided CPM the opportunity to enter new markets that have historically been unavailable due to price competition. The Company does not intend to complete the battery-monitoring product, BMR-280, since most of its functionality is included in the Intellicharger.

   With the merger, PSI a subsidiary of Petrocon, will join CPM in the systems segment. PSI designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications, principally in various energy and processing related industries. PSI's control and instrumentation systems are custom designed and include both conventional pneumatic and hydraulic control systems and sophisticated electronic, microprocessor-based controls employing programmable logic. Typical applications for PSI's control and instrumentation systems include oil and gas production safety systems, refinery, petrochemical and chemical plant controls, analyzer packaging, fire and gas detection systems, pipeline compressor station controls, data acquisition systems, control systems for oil and gas wells, engine and gas turbine driven compressors, pumps boilers and heaters, and processing equipment. All facets of control and instrumentation system design, engineering, assembly and testing are performed in-house by PSI, and PSI's full service field installation and technical staff performs complete electrical and instrumentation installation projects, start-up and commissioning services, modifications to existing systems, on-site training and routine maintenance procedures for client operating personnel. PSI's control systems unit does not produce products for inventory and purchases components for its systems on an as-needed basis.

 Manufacturing

   In the manufacturing segment during 2000, Thermal installed the necessary equipment for the manufacturing of industry compliant, 5/89 plate-fin coils. The addition of this plate-fin coil production line has improved its competitive position in the marketplace by reducing product costs and production time. A majority of Thermal's coil requirements are now produced in-house. In 2001, the Company made additional capital commitments for the replacement of a variety of older equipment used on its production line.

Competition

   Engineering services is in a highly competitive environment and competes with many other organizations that are substantially larger and have greater financial and other resources. The engineering services segment competes with a large number of other firms of all sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Typical competitors include: S&B Engineering, Jacobs Engineering Group, CDI Engineering Group, Matrix Engineering, GDS Engineering and Mustang Engineering.

   Competition in the engineering services segment is primarily centered on performance and the ability to provide the engineering, planning, and project execution skills required to complete projects in a timely and cost efficient manner, as well as price. Larger projects, especially international work, appears to be trending toward pricing alternatives designed to shift to the service provider, or requiring the service provider to at least share in, the risks of cost overruns and inefficiencies in the delivery of services. These alternatives include fixed-price, guaranteed maximum price, incentive fee, competitive bidding, and other "value based" pricing arrangements.

   In its engineered systems segment, the emphasis that both clients and the Company place on pricing tends to vary with cyclical conditions in the oil and gas, petroleum and processing industries, with pricing becoming a more important factor during industry downturns.

   CPM's market is characterized by a small number of larger companies that dominate the bulk of the market, and a large number of similarly sized companies that compete for a limited share of the market. In the opinion of management, the competitive position of CPM has been greatly enhanced by the introduction of its microprocessor controlled battery charger product line, trademarked Intellicharger. The Intellicharger product contains battery-charging technology that Management believes is unique in the industry and has many advantages over existing battery charging methods. The new Intellicharger product has allowed CPM to enter markets that are more standardized in nature and volume oriented. Companies competing in the power systems arena include Custom Power, Inc., LaMarche Mfg., Inc., Goodall, Inc., and Powerware, Inc.

   PSI's control systems and modular facilities compete with similar systems built by other companies, both larger and smaller, some of which compete primarily on the basis of pricing. PSI's competitors include the following:
PasTech, TAS, TAG, Contact Engineering, and Aspen Tech.

   Like engineering services and engineered systems, the manufacturing segment in which Thermal operates is highly competitive. Management believes that the principal competitive factors in its market include delivery time, flexibility and product design, breadth of product features, product quality, customer service, and price. Thermal competes with other air handling equipment manufacturers on the basis of quality, quick delivery and capability to provide custom applications. Management believes that Thermal is cost competitive with many well-established manufacturers, such as Temtrol, Governaire, Mammoth and Pace, and others. Thermal has distinguished itself by being responsive to customer requests for custom products and is able to expedite delivery of units faster than many other commercial manufacturers due to the flexibility of its engineering and manufacturing facility capabilities.

Business Strategy

   Engineering services' strategy is to increase revenues by developing and marketing the capability of performing full service turnkey or EPC (Engineering, Procurement and Construction) projects. IED has traditionally only been responsible for the engineering portion of its projects, which is normally between five to fifteen percent of the project's total installed cost. In the past, IED has invoiced for its services largely on a time and materials basis with billing rates that are specified in client generated blanket services contracts. During the year 2001, the Company saw a significant increase in the number of projects billed on a fixed price basis. In this regard, IED added staff with expertise in project proposals and bidding, and worked to diversify its client base.

   In 2001, the Company emphasized the services provided through its Advanced Controls division of IED. The Company believes that the Advanced Controls division allows its engineering services segment to leverage its existing sales and marketing effort. Additional revenues have occurred from projects that the Company would not otherwise have been involved in and larger revenue percentage of projects on which the Company is already performing the engineering and design function. The controls function of any engineering project is very critical and often determines project success or failure. The Advanced Controls capability facilitates the execution of the Company's plan to handle a larger portion of projects on a fixed price turnkey basis. Performing the controls function in-house will make the project interface easier, and should result in overall improved project performance by the Company. This division will be combined with the engineered systems segment in 2002.

   Management does not believe that CPM made significant progress in the signing of new sales representatives or in its marketing strategy in 2001. Management anticipated adding in-house personnel in 2001 whose primary responsibility was to increase quotation capabilities and work to expand the sales and marketing effort of CPM. Although the Company was successful in this effort in 2001 it did not occur soon enough to result in increased operating results. CPM has strategically placed advertising for its batteries, battery chargers, and UPS systems in a well-known product catalogue. The Company plans to continue these advertisements through the year 2002.

   Thermal continues to focus on establishing and supporting a qualified sales representative network within the U.S., and exploiting its niche for custom products. The addition of a plate-fin coil manufacturing line has helped reduce product costs and production time, and has also generated additional revenues from increased sales of replacement coils.

   The Company's plan to pursue potential acquisitions of complementary businesses was realized on December 21, 2001 through its merger with Petrocon. The initial business strategy of the combined company will focus primarily on cross-marketing its engineering capabilities and, following a reduction in its debt burden, completing mergers and acquisitions in its engineering business. Since there is little overlap in the engineering customer bases of the two companies, there is considerable potential to enhance the internal growth of the combined company through cross-marketing. An intense marketing effort focused on those customers who are identified as most likely to buy the additional services offered through the combined company will be the highest priority. Selling points will include:

  . More technical resources at our disposal to serve customers, with approximately 900 employees in the combined operations;

  . Greater depth of capabilities that can service energy customers in the oil and gas industry from the well head through the finished petrochemical product;

  . Enhanced geographical coverage with offices in the primary U.S. energy markets of Houston, Tulsa, Baton Rouge, Beaumont, and Lake Charles;

  . Additional shop space and personnel available to handle larger, more diverse, instrumentation/systems packaging projects;

  . Construction management and inspection services previously not available to IDSC; and

  . The potential for enhancing the market coverage for Constant Power's UPS products through Petrocon Systems, Inc. and through over 440 personnel outsourced into plants in the Petrocon organization.

Sales and Marketing

   The Company's various subsidiaries derive revenues primarily from in-house direct sales and from its network of sales representatives. Sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. Management believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service, which creates and maintains the foundation for long-term relationships with its customers. The Company's in-house sales personnel are normally compensated utilizing incentive commissions, which are based on either a percentage of revenues or gross profitability which can be attributed to their efforts. Management believes that its past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel. Management is of the opinion that its in-house marketing and selling of its products allows for more freedom and control, thus increasing profitability.

   The Company's subsidiaries promote their products and services through general and trade advertising, participation in trade shows, and through on-line Internet communication via IDSC's corporate home page that provides links to each of the subsidiaries' websites. The Company, through a service provider, makes an effort to maintain and update each of its subsidiaries' Internet web sites on an ongoing basis. It is the opinion of management that the Internet is a powerful marketing tool, and with the increasing e-commerce activity becoming evident, each subsidiary must be positioned to capitalize on this trend.

   The Company's sales personnel focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. Additionally, the sales personnel of IDSC subsidiaries seek to capitalize on customer relationships that have been developed by each subsidiary through cross-selling of the various products and services offered by each subsidiary. Sales leads developed through this effort are then jointly pursued.

   Much of the Company's business is repeat business, and the source of new customers has been largely through word-of-mouth referrals from existing customers and industry members, such as manufacturer's representatives. The merger with Petrocon expanded the Company's existing customer base and the potential for business development activities.

   Petrocon has traditionally believed that marketing and business development are company-wide responsibilities, and Petrocon's project and other managers are encouraged to be actively involved in business development efforts through the maintenance of professional and personal relationships and through the identification and pursuit of new business opportunities. Company managers closely monitor Petrocon's client list to ensure that existing clients are contacted on a regular basis in order for the Company to remain before the client and be aware of all current and proposed client projects.

   Additionally, eleven full-time professional marketers in-house are now employed by the Company as a result of the merger. Business development agents are retained in Mexico City, the Middle East, the United Kingdom and Norway, and alliances with other engineering and construction firms worldwide including Australia, Europe, Central and South America and Pacific Rim locations.

Customers

   IDSC's engineering services customer base consists primarily of Fortune 500 companies in numerous industry segments within the United States. Effective with the merger, the engineering services group added many clients representing a broader range of industries and institutions, most of whom have been repeat clients. With the Petrocon acquisition, the Company will not have continuing dependence on any single client or any limited group of clients, however, one or a few clients have in the past and may in the future contribute a substantial portion of the revenues in any one year or over a period of several consecutive years due to the size of major engineering projects. This segment is not necessarily dependent upon sustaining the level of revenues contributed by particular clients in any given year or period of consecutive years. Historically, the Company has not generated significant revenues from governmental clients. The Company has undertaken new projects for prior clients and has provided ongoing services to clients following the completion of their projects. Nonetheless, IDSC must continually obtain new engineering projects, whether from existing or new clients, in order to generate revenues in future years as existing projects are completed.

   In recent years, the continuing trend among engineering services clients and their industry counterparts has been toward outsourcing and sole sourcing, which has fostered the development of arrangements with clients which are less oriented toward specific projects and more focused on ongoing, longer term relationships. These arrangements, often referred to as partnering relationships or alliances, and, in some cases, sole source contracts, vary in their scope, duration and degree of commitment. Some provide a minimum number of work man-hours over specified periods; some assure at least a designated percentage of the client's requirements for engineering services at one or more locations; and some establish the Company as the client's sole source of engineering services at a specific location or locations. Other agreements express only a client's non-binding preference or intent, or establish a general contractual framework for what the parties expect will be an ongoing relationship. Despite their variety, the collective effect of these partnering relationships or alliances is to exert a stabilizing influence on the Company's engineering service revenues. At present, there is some form of partnering or alliance arrangement with approximately 13 major oil and chemical companies.

   In the engineered systems segment, clients include end users, such as oil and gas producers, compressor stations, refineries, chemical companies and processing plants, that own or operate the facilities for which the systems are designed. Other clients include equipment manufacturers, construction contractors and other engineering firms that incorporate control systems into facilities and products of their own design, construction and manufacture. As in the engineering services segment, in any given year, a small number of clients may account for a large percentage of the engineered systems revenues for that year, depending on the number of major projects undertaken. Though the engineered systems segment frequently receives work from repeat clients, its client list may vary greatly from year to year.

   Historically, the Company's largest ten customers (which varied from period to period) accounted in the aggregate for approximately 60% and 70% of the Company's total revenue during 2000 and 2001, respectively.

   Currently, the Company's major customers include:

  IED: Caspian Pipeline Consortium, EXXON Mobil Pipeline Co., Oneok Gas Transportation, LLC, Centennial Pipeline, LLC, TE Products Pipeline Co., Universal Compression, Inc., Marathon Pipeline Co.

  CPM:     Parsons Power Group

  Thermal: South Texas Equipment, Hollingsworth Equipment, Inc., Conditioning
           Components Company

   There are no long-term commitments by such customers to purchase products or services from IDSC. Sales of products from the engineered systems segment and the manufacturing segment are typically made from the customer's specifications on a purchase order basis. The Company's potential revenues are, therefore, dependent on continuing relationships with these customers.

Customer Service and Support

   The Company provides service and technical support to its customers in varying degrees depending upon the product line and on customer contractual arrangements. The Company's support staff provides initial telephone troubleshooting services for end-user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns and tracking completion of repaired goods in support of customer requirements. Technical support also provides on-site engineering support in the event that a technical issue cannot be resolved over the telephone. The Company provides limited warranty coverage for its products for varying time periods depending on a variety of factors. On a routine basis, the Company provides worldwide start-up and commissioning services for projects in which it provides engineering services.

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

   Units produced by the engineered systems segment are not produced for inventory and all component parts are purchased on an as needed basis that are readily available from numerous domestic suppliers. The Company anticipates little or no difficulty in obtaining components in sufficient quantities to support its operations.

   The manufacturing segment currently stocks key components due to long lead times. Specialty items are purchased as required for each job. Thermal has increased its stocking levels, in order to avoid of the potential delays in manufacturing that would be caused by its inability to procure critical components.

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

Patents, Trademarks, Licenses

   The Company's success depends in part upon its proprietary technology, and it relies primarily on trade secrecy and confidentiality agreements to establish and protect its rights in its proprietary technology. The Company owns a U.S. patent on its hybrid low NOX technology and a trademark of Bernard and Burk Industries. There can be no assurance that the Company's present protective measures will be adequate to prevent unauthorized use or disclosure of its technology or independent third party development of the same or similar technology. Although the Company's competitive position could be affected by its ability to protect its proprietary and trade secret information, the Company believes other factors, such as the technical expertise and knowledge of the Company's management and technical personnel, and the timeliness and quality of support services provided by the Company, to be more significant in maintaining the Company's competitive position.

   The Company has no franchises, concessions, royalty agreements, labor contracts, or licenses (other than for off-the shelf software).

Government Regulations

   Certain of the Company's subsidiaries are subject to various foreign, federal, state, and local laws and regulations relating to its business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration. The Company and members of its professional staff are subject to a variety of state, local, and foreign licensing, registration and other regulatory requirements governing the practice of engineering. The Company's engineering professionals are licensed or registered in several states and foreign jurisdictions. The Company is not currently aware of any situation or condition that it believes is likely to have a material adverse effect on its results of operations or financial condition.

Research and Development

   Research and development costs for 1999, 2000 and 2001, were approximately $79,000, $32,000 and $47,000, respectively. As of December 31, 2001, IDSC's subsidiaries were involved in the following active research and development activities: IED is expanding the capability of its standard meter skid product; IED is currently designing a standardized specification package for project related execution; CPM has evaluated the design of an uninterruptible power supply product; and Thermal is currently seeking industry certification for its in-house produced coils.

Employees

   As of December 31, 2001, after the merger with Petrocon, the Company employed approximately 875 individuals within its eight operating subsidiaries; approximately eleven were employed in sales, marketing and customer services; approximately 600 were employed in engineering; approximately 80 were employed in technical production positions; approximately 50 were employed in administration, finance and management information systems and approximately 134 support staff. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plan. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

Item 2. Properties

Facilities

   For its professional, technical, and administrative staff, IDSC leases nine offices in the U.S. totaling approximately 167,000 square feet, and owns two office buildings in Baton Rouge, Louisiana totaling 38,072 square feet and a manufacturing facility in Houston totaling 37,725 square feet. This includes the property acquired through the merger with Petrocon and property previously leased or owned by IDSC. The leases have remaining terms ranging from monthly to 10 years and are at what the Company considers to be commercially reasonable rental rates. The Company's principal office locations are in Houston and Beaumont, Texas; Baton Rouge and Lake Charles, Louisiana; and Tulsa, Oklahoma. The Company believes its office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

   IDSC's engineered systems segment is performing fabrication assembly at three shop facilities totaling approximately 47,400 square feet in Beaumont and Houston, Texas. A property in Beaumont, Texas is currently leased on a month-to-month basis from a joint venture owned one-third by each: Petrocon, Michael L. Burrow (the Company's CEO), and a shareholder of the Company that owns less than 1% of the Company's stock. The Company believes that this lease is at a commercially reasonable rental rate.

Item 3. Legal Proceedings

   From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business that are incidental to the Company's business. As of the date of this document, the Company is party to several legal proceedings that have been reserved for, are covered by insurance, or that, if determined adversely to us individually or in the aggregate, would not have a material adverse effect on the Company's results of operations or financial position, when taken as a whole.

   In May 2000, Petrocon terminated the employment of two of its officers who had guaranteed compensation and severance provisions under their employment agreements. Petrocon Engineering, Inc. vs. Gary J. Coury and Rick Berry, was filed in the 136th District Court of Jefferson County, Texas on March 17, 2000. Petrocon disputed the validity and enforceability of these two employment contracts and took legal action against the former officers alleging negligence in their fiduciary responsibilities as officers of Petrocon. During the fourth quarter 2001, concurrent with the merger, and as a result of mediation, a settlement agreement was reached. The settlement stipulates that the Company will pay $775 thousand. The Company has paid $325 thousand and will pay the remaining balance of $450 thousand in 24 equal monthly installments of approximately $12 thousand with the balance of $175 thousand paid in the 25th month.

   Petrocon was also a party to a lawsuit filed in the 805h District Court of Harris County, Texas in March 2001, wherein certain former employees asserted breach of contract, wrongful termination, and failure to pay commissions on sales. This claim was settled prior to the merger in the fourth quarter 2001. The Company has agreed to pay $453 thousand of which the Company has accrued $247 thousand in unpaid settlement costs related to this lawsuit as of December 31, 2001.

   Two other claims in the 60th District Court of Jefferson County, Texas and the 14th District Court of Parish of Calcasieu, Louisiana, respectively, that involve failure of contractual performance caused by faulty design have been identified by the management of the Company and are covered by errors and omissions insurance. The Company has accrued the costs subject to the insurance deductible of $100 thousand each. Both of these cases are in the discovery phase and pending.

Item 4. Submission or Matters to a Vote of Security Holders

   A Special Meeting of the shareholders of the Company was held on December 20, 2001 at the Company's headquarters in Houston, Texas for the purpose of voting on the following matters:

     1. To approve an amendment to IDS' articles of incorporation creating a class of preferred stock with 5,000,000 shares authorized for issuance;

     2. To approve an amendment to the IDS 1998 Incentive Plan increasing the number of options which may be issued under the Plan from 1,200,000 to 1,400,000;

     3. To approve and adopt the Agreement and Plan of Merger dated as of July 31, 2001, between IDS, IDS Engineering Management, LC, a Texas limited liability company and wholly owned subsidiary of IDS, PEI Acquisition, Inc., a Texas corporation and wholly owned subsidiary of IDS Engineering Management, LC, and Petrocon Engineering, Inc., a Texas corporation, relating to the merger of PEI Acquisition, Inc. into Petrocon, including without limitation the issuance of 9,800,000 shares of IDS common stock to Petrocon shareholders, 2,500,000 shares of IDS convertible preferred stock to Petrocon shareholders and lenders, and 100,500 shares of IDS common stock to IDS' financial advisor;

     4. Contingent upon consummation of the merger, to elect four additional directors to the board of directors of IDS to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified. The nominees for director are Michael L. Burrow, P.E., Jimmie N. Carpenter, P.E., Randall B. Hale, and David C. Roussel;

     5. To grant authority to extend the solicitation period if the meeting is postponed or adjourned; and

     6. To transact such other business as may properly come before the meeting or any adjournment thereof.

   Set forth below is a tabulation of the votes.

                                 For              Against          Abstained
                          ------------------ ----------------- -----------------
                             No. of             No. of            No. of
      Proposal No.        shares voted   %   shares voted  %   shares voted  %
      ------------        ------------ ----- ------------ ---- ------------ ----
1--Amendment of
 Articles...............   10,326,548  98.51         0     .00   156,339    1.49
2--Amendment of 1998
 Incentive Plan.........   10,326,548  98.51         0     .00   156,339    1.49
3--Agreement and Plan of
 Merger.................   10,358,738  98.82         0     .00   124,149    1.18
4--Election of            No less than 98.51 No more than 1.43 No more than 1.49
 Directors..............   10,238,831          204,944            39,112
5--Extension of
 Solicitation Period....   10,354,638  98.07   107,889    1.96    20,360     .51
Total shares voted......   10,482,887
Total shares not voted..    2,482,031

--------
** Votes "FOR" Proposal 4--Agreement and Plan of Merger, with Alliance voted shares removed, totaled 858,738 or 87.36% of total shares voted.

   With the above-mentioned votes representing more than a majority of the outstanding voting stock of the Company, all of the matters presented to the shareholders for vote passed.

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock, $.001 par value per share, has been quoted on the American Stock Exchange since June 16, 1998, under the symbol "IDS".

                                                                     High   Low
                                                                    ------ -----
   Year Ended December 31, 1999
   First Quarter...................................................  9.250 7.250
   Second Quarter.................................................. 10.750 1.750
   Third Quarter...................................................  2.688 1.000
   Fourth Quarter..................................................  1.188 0.750

   Year Ended December 31, 2000
   First Quarter...................................................  5.125 0.750
   Second Quarter..................................................  2.063 0.938
   Third Quarter...................................................  1.125 0.813
   Fourth Quarter..................................................  1.000 0.438

   Year Ended December 31, 2001
   First Quarter...................................................  0.920 0.500
   Second Quarter..................................................  1.290 0.520
   Third Quarter...................................................  1.150 0.770
   Fourth Quarter..................................................  0.920 0.650

   The foregoing figures are based on information published by AMEX, do not reflect retail markups or markdowns and may not represent actual trades.

   The Company's Series A Preferred Stock, $0.001 par value per share, is held by one shareholder, Equus. In connection with the Company's merger with Petrocon, 2,500,000 shares of such preferred stock were issued on December 21, 2001.

   As of December 31, 2001, the Common Stock was held by approximately 342 shareholders of record and approximately 1,600 non-objecting beneficial shareholders.

Dividend Policy

   The Company has never declared or paid a cash dividend on the Common Stock. The payment of dividends in the future will depend on the Company's earnings, capital requirements, operating and financial position and general business conditions. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future other than the dividends payable to the preferred stockholder. In addition, the Company's agreement with Fleet precludes IDSC from paying any dividends on its Common Stock. The restrictions arise from the covenants on the Fleet Credit Facility.

   Dividends on outstanding shares of Series A Preferred Stock are payable annually on the last day of May beginning in 2002 at a rate of 8% of the liquidation amount which is $1.00 per share plus accrued and unpaid dividends. Dividends may be paid in cash or at the option of the Company, in shares of stock of Series A Preferred Stock at a rate of 0.08 shares for each outstanding share of Series A Preferred Stock. See "Management's Discussion and Analysis of Condition and Results of Operation."

Item 6. Selected Financial Data

        Summary Selected Historical Consolidated Financial Data For IDS

   The following table sets forth selected financial information for IDSC for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. This financial information was derived from the consolidated financial statements of IDSC. This data should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The following selected financial information for IDSC for the years ended December 31, 1997, 1998, and 1999 was derived from consolidated financial statements and the related notes of IDS that are not included herein.

                                         Years Ended December 31,
                                  -------------------------------------------
                                   1997     1998     1999     2000     2001
                                  -------  -------  -------  -------  -------
                                      (In thousands, except per share
                                                 amounts)
Statement of Operations:
Revenues:
  Engineering services........... $ 4,265  $ 4,407  $ 5,978  $10,740  $14,235
  Engineered systems.............      --       --       --    2,815    3,575
  Manufacturing..................   6,259    8,260    6,260    3,421    4,244
                                  -------  -------  -------  -------  -------
    Total revenues...............  10,524   12,667   12,238   16,976   22,054
                                  -------  -------  -------  -------  -------
Costs and expenses:
  Cost of engineering services...   3,219    3,143    4,378    8,175   10,433
  Cost of engineered systems.....      --       --       --    2,156    3,107
  Cost of manufacturing..........   4,699    6,308    5,012    2,696    3,219
  Selling, general and
   administrative................   2,012    2,278    2,616    3,428    3,583
                                  -------  -------  -------  -------  -------
    Total costs and expenses.....   9,930   11,729   12,006   16,455   20,342
                                  -------  -------  -------  -------  -------
Operating income.................     594      938      232      521    1,712
Gains (realized and unrealized)
 on marketable securities .......      26       18       51       --       64
Interest expense, net............     (28)     (29)     (21)     (40)     (70)
Other income, net................      (1)      --       49       23      (50)
                                  -------  -------  -------  -------  -------
Income before taxes..............     591      927      311      504    1,656
Provision for taxes..............     208      357      151      123      674
                                  -------  -------  -------  -------  -------
Income from continuing
 operations......................     383      570      160      381      982
Loss from discontinued
 operations, net of taxes........      --     (149)      (2)      --       --
Loss on disposal of discontinued
 operations......................      --       --     (481)      --       --
                                  -------  -------  -------  -------  -------
    Net income (loss)............ $   383  $   421  $  (323) $   381  $   982
                                  =======  =======  =======  =======  =======
Per Share Data:
Basic earnings (loss) per share:
  Continuing operations.......... $  0.03  $  0.04  $  0.01  $  0.03  $  0.07
  Discontinued operations........      --    (0.01)   (0.03)      --       --
  Net income (loss) per share....    0.03     0.03    (0.02)    0.03     0.07
Weighted average common shares
 outstanding.....................  12,757   12,947   13,056   12,965   13,236
Diluted earnings (loss) per
 share:
  Continuing operations.......... $  0.03  $  0.04  $  0.01  $  0.03  $  0.07
  Discontinued operations........      --    (0.01)   (0.03)      --       --
  Net income (loss) per share....    0.03     0.03    (0.02)    0.03     0.07
Weighted average common shares
 outstanding.....................  12,757   12,947   13,056   12,965   13,236
Cash Flow Data:
  Operating activities, net...... $  (818) $   773  $    94  $    27  $   744
  Investing activities, net......  (1,067)     209     (209)    (468)       5
  Financing activities, net......   1,368        8     (197)      19      253
  Discontinued operations, net of
   tax...........................      --     (221)    (250)      --       --
                                  -------  -------  -------  -------  -------
    Net change in cash and cash
     equivalents................. $  (517) $   769  $  (562) $  (422) $ 1,002
                                  =======  =======  =======  =======  =======

Balance Sheet Data (at the end of
 period, includes acquisition of
 Petrocon in 2001):
Working capital....................... $ 1,958 $ 3,047 $ 3,306 $ 3,187 $ 6,657
Property, plant, and equipment, net...   1,044   1,051   1,070   1,404   5,123
Total assets..........................   5,368   7,929   5,914   7,052  38,286
Long-term debt........................     421     422     385     386  13,489
Capital Leases........................      --      --      --     144     198
Shareholders' equity..................   3,439   4,409   3,975   4,159  14,346

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

   The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. Footnote 16 to the Financial Statements contains segment information.

Overview

   The major source of revenues for the Company is from the engineering services segment, which furnishes engineering consulting services to the pipeline divisions of major integrated oil and gas companies. In 2001, the engineering segment accounted for 64.5% of total revenues for the year. This segment has been successful in obtaining more turnkey projects providing expanded services in the engineering, procurement and construction phases of major projects. The manufacturing segment revenue was 19.3% of the total revenues for the 2001 year. The engineered systems segment accounted for 16.2% of the total revenues.

   The Company generated a consolidated gross profit in 2001 of $5.3 million or 24.0%, which is greater than the 23.3% margin in 2000. In 2001, consolidated gross margin increased by $1.3 million from 2000. This increase was attributable to the increased revenues in 2001.

Forward-Looking Statements

   Certain information contained in this Form 10-K Annual Report, the Company's Annual Report to Shareholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Annual Report on Form 10-K generally.

Results of Operations

   The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item (in thousands):

                                        Years ended December 31,
                                ---------------------------------------------
                                    1999           2000            2001
                                -------------  --------------  --------------
                                Amount    %    Amount     %    Amount     %
                                ------  -----  -------  -----  -------  -----
Revenue:
  Engineering services......... $5,978   48.8  $10,740   63.3  $14,235   64.5
  Engineered systems...........  3,109   25.5    2,815   16.5    3,575   16.2
  Manufacturing................  3,151   25.7    3,421   20.2    4,244   19.3
                                ------  -----  -------  -----  -------  -----
    Total revenue.............. 12,238  100.0   16,976  100.0   22,054  100.0

Gross profit:
  Engineering services.........  1,600   26.8    2,565   23.9    3,803   26.7
  Engineered systems...........    650   20.9      659   23.4      468   13.1
  Manufacturing................    599   19.0      725   21.2    1,025   24.1
                                ------  -----  -------  -----  -------  -----
    Total gross profit.........  2,849   23.3    3,949   23.3    5,296   24.0
Selling, general and
 administrative expenses.......  2,616   21.4    3,428   20.2    3,584   16.2
                                ------  -----  -------  -----  -------  -----
Operating profit...............    233    1.9      521    3.1    1,712    7.8
Other income (expense).........     78    0.6      (17)  (0.1)     (56)  (0.3)
                                ------  -----  -------  -----  -------  -----
Income before provision for
 income
 taxes.........................    311    2.5      504    3.0    1,656    7.5
Provision for income taxes.....    151    1.2      123    0.8      674    3.1
                                ------  -----  -------  -----  -------  -----
Income from continuing
 operations....................    160    1.3       --     --       --     --
Loss from discontinuing
 operations....................     (2)    --       --     --       --     --
Loss on disposal of
 discontinued
 operations, net of $146 tax in
 1999..........................   (481)  (3.9)      --     --       --     --
                                ------  -----  -------  -----  -------  -----
Net income (loss).............. $ (323)  (2.6) $   381    2.2  $   982    4.4
                                ======  =====  =======  =====  =======  =====

 Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Total Revenue. Total revenue increased by $5.1 million or 29.9% from $17.0 million in 2000 to $22.1 million in 2001. Revenue from the engineering services segment, which comprised 63.3% and 64.5% of total revenue in 2000 and 2001, respectively, increased by $3.5 million or 32.5%. This increase was due to the award of several large fixed fee turnkey contracts, primarily one from Russia during 2001 and additional revenue generated by the Tulsa operation.

   The engineered systems segment contributed 16.2% of total revenues in 2001. Revenues increased from $2.8 million to $3.6 million in 2000 and 2001, respectively. The increase in sales experienced earlier in the year due to improved market conditions in the oil and gas markets somewhat slowed during the fourth quarter.

   Revenue from the manufacturing segment comprised 20.2% and 19.3% of total revenue in 2000 and 2001, respectively, increased by $0.8 million or 24.1%. This increase is primarily attributable to orders from municipal customers for the replacement of equipment damaged by Tropical Storm Allison earlier in 2001.

   Gross Profit. Gross profit increased by $1.3 million or 34.1% from $3.9 million in 2000 to $5.3 million in 2001. The gross margin for the engineering services segment increased by $1.2 million or 48.2% from 2000 to 2001. The engineering services segment's 2001 gross profit as a percentage of revenue increased from 23.9% in 2000 to 26.7%. This was attributable to increased margins on higher risk fixed fee projects begun during the 2001 period and to rate increases on blanket contracts. Engineering services contributed 71.8% of the total gross profits in 2001.

   The engineered systems segment gross margin as a percentage of sales decreased from 23.4% in 2000 to 13.1% in 2001. This decrease was attributable to increases in direct labor costs, other production costs, and adjustments to raw material and work-in-process inventory that effect material costs. In addition, write-offs of obsolete inventory contributed to lower gross profits. Management believes the adjustments and write-offs will have a one-time effect and will not occur in future periods.

   The manufacturing segment's gross profit increased by $0.3 million from $0.7 million to $1.0 million or 21.2% to 24.1% from 2000 to 2001, respectively. This increase is attributable to the manufacturing segment bidding jobs with higher margins and to a substantial number of orders at premium margins with expedited shipping dates during the 2001 period.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million or 4.5% from $3.4 million in 2000 to $3.6 million in 2001. However, due to the increase in revenues, as a percentage of total revenue, selling, general and administrative expenses decreased from 20.2% in 2000 to 16.2% in 2001.

   Operating Profit. Operating profit increased by $1.2 million or 228% from $0.5 million in 2000 to $1.7 million in 2001. Operating profit increased as a percentage of total revenue from 3.1% in 2000 to 7.8% in 2001. This increase was brought about by the overall higher revenues and to a lower percentage of selling, general and administrative expenses.

   Other Income and (Expense). Other expense increased from $17 thousand to $56 thousand from 2000 to 2001, respectively. This increase in expense from (0.1)% of revenues to (0.3)% of revenues was the result of increased borrowings on the line of credit and related interest expense.

   Net Income. Income before provision for income taxes increased $1.2 million or 228% from $0.5 million to $1.7 million from 2000 to 2001. This increase is due to the substantial increase in revenues, increased gross margins, and lower selling, general and administrative expenses. Net income after taxes increased by $0.6 million or 158% from $0.4 million to $982 million from 2000 to 2001.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   In October 1999, the acquisition of IDS FAB, which took place in November 1998 was rescinded. As a result of this, the operating results of IDS FAB were reclassified as discontinued operations for 1998 and 1999. During the Fourth Quarter of 2000, the Company combined the power systems and the product segments into the engineered systems segment. The following comparisons reflect these reclassifications and combinations.

   Total Revenue. Total revenue increased by $4.7 million or 38.7% from $12.2 million in 1999 to $17.0 million in 2000. Revenue from the engineering segment, which comprised 48.8% and 63.3% of total revenue in 1999 and 2000, respectively, increased by $4.8 million or 79.7%. This increase was due to the award of several substantial fixed fee projects and to revenues generated by additional projects secured by its Tulsa operation. The engineered systems segment contributed 25.5% of total revenues for the year ended December 31, 1999 and 16.5% of total revenues in 2000. Revenue from the manufacturing segment comprised 25.7% and 20.2% of total revenue in 1999 and 2000, respectively, increased by $0.3 million or 8.6%.

   Gross Profit. Gross profit increased by $1.1 million or 38.6% from $2.8 million in 1999 to $3.9 million in 2000. The gross margin for the engineering segment increased by $1.0 million or 60.3% from 1999 to 2000. This increase was attributable to the substantial increase in revenues in 2000. The engineering segment's 2000 gross profit as a percentage of revenue decreased from 26.8% in 1999 to 23.9%. This was attributable to higher material costs related to sizeable fixed fee projects completed during the 2000 period. The engineered systems segment gross margin as a percentage of sales increased from 20.9% in 1999 to 23.4% in 2000. The Company believes this was a result of the combination of the power systems and product segments and the benefits derived from this combination, such as reduced labor costs and improved efficiencies. The gross margin for the manufacturing segment increased by $0.1 million or 21.2% from 1999 to 2000. This increase was due to the increase in 2000 revenues and to higher margins during the last two quarters of the year brought about by improvements in quoting jobs.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million or 31.0% from $2.6 million in 1999 to $3.4 million in 2000. However, as a percentage of total revenue, selling, general and administrative expenses decreased from 21.4% in 1999 to 20.2% in 2000.

   Operating Profit. Operating profit increased by $0.3 million or 124.3% from $0.2 million in 1999 to $0.5 million in 2000. Operating profit increased as a percentage of total revenue from 1.9% in 1999 to 3.1% in 2000. This increase was brought about by the overall higher revenues and to a lower percentage of selling, general and administrative expenses.

   Income from Continuing Operations. Income from continuing operations increased by $221 thousand or 138.4% from $160 thousand in 1999 to $381 thousand in 2000. This was attributable to the overall increase in revenues accompanied by a decrease in selling, general and administrative costs as a percentage of revenue and to a lower provision for income taxes.

   Discontinued Operations. Discontinued operations contributed a loss of $2 thousand in 1999. In 2000, there was no loss from discontinued operations generated. The loss on disposal of discontinued operations, as a result of the rescission of the IDS FAB acquisition generated a one-time loss of $481 thousand in 1999.

Liquidity and Capital Resources

   Historically, the Company has satisfied its cash requirements principally through operations and, as needed, by borrowings under its line of credit. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations. (See "Customers") With the merger, the Company assumed $13.7 million of Petrocon's debt. As of December 31, 2001, IDSC had working capital of $6.7 million. In addition, IDSC had long-term debt outstanding of $13.5 million. The long-term debt includes the line of credit due in 2003 of $8.9 million, other long-term debt of $4.6 million and long-term capital leases of $0.2 million. Under the terms and conditions of its senior credit facility, IDSC had a borrowing capacity of approximately $3.4 million after consideration of the borrowing base limitations. There are no other standby letters of credit, guarantee, repurchase obligations, or other commitments. Listed below is a maturity schedule.

   Maturities of long-term debt and leases (in thousands) are as follows:

                                                                         Capital
                                                                  Debt   Leases
                                                                 ------- -------
   2002......................................................... $ 1,357  $ 48
   2003.........................................................   9,631    53
   2004.........................................................     601    59
   2005.........................................................   1,900    33
   2006 and thereafter..........................................      --     5
                                                                 -------  ----
     Total long-term obligations................................ $13,489  $198
                                                                 =======  ====

   IDSC has obligations under non-cancelable operating leases for certain equipment and office space expiring in various years through 2011. Minimum annual rental commitments at December 31, 2001 (in thousands) are:

   2002................................................................. $1,147
   2003.................................................................    711
   2004.................................................................    645
   2005.................................................................    464
   2006 and thereafter..................................................  1,877
                                                                         ------
     Total operating expenses........................................... $4,844
                                                                         ======

   IDSC has entered into a revolving credit facility with Fleet Capital Corporation as part of the merger transaction with Petrocon. This credit facility replaced a revolving credit note with Frost Bank and is senior to all other debt and includes a line of credit that is limited to $15 million, subject to borrowing base restrictions. This agreement also includes continuance of the existing term loan in the amount of $0.5 million. The line of credit is collateralized by eligible trade accounts receivable and substantially all of the other assets of the Company and its subsidiaries. Eligible accounts are any account arising in the ordinary course of IDSC or subsidiary company's business which are due and unpaid no more than 90 days after the original invoice date. IDSC's financial covenants under the senior credit facility are based on monthly senior debt to EBITDA, cumulative fixed charge ratio and cost in excess of billings maximum amount. Negative covenants in the agreement require IDSC to have Fleet's written consent before making capital expenditures which in the aggregate exceed $600,000, making sales during any calendar year on a bill-and-hold basis in excess of $5,000,000, and becoming a lessee under any operating lease of property if the aggregate rentals payable during any current or future period of twelve consecutive months would exceed $3,500,000. The agreement also limits collateral eligibility on accounts arising out of fixed cost contracts to total unpaid amount to $2,352,941 and on performance accounts with respect to accrued time on cost reimbursable contracts to $3,500,000. At December 31, 2001, $8.9 million was outstanding on the line of credit and $0.5 million was outstanding on the term loan. Both the line of credit and the term loan mature on June 14, 2003. The interest rate on the line of credit is one-quarter of one percent plus prime (5.0 percent at December 31, 2001), and the commitment fee on the unused line of credit is 0.375 percent. The interest rate on the term loan is one-half of one percent plus prime. Monthly principal payments on the term loan plus interest commenced January 1, 2002 and continue until maturity. The remaining borrowings available under the line of credit as of December 31, 2001 were $3.4 million after consideration of the borrowing base limitations.

   The IDSC credit facility with Fleet Capital Corporation contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and various other covenants. The status of the covenants is reported to Fleet monthly beginning with December 31, 2001 at which time, there was no violation of the covenants. The breach of specific covenants or other events shall constitute an "Event of Default" under the terms of the agreement. Upon or at anytime after the occurrence and during the continuance of an Event of Default, all or any portion of the obligations under the agreement shall, at the option of Fleet, become at once due and payable. Also, while an Event of Default exists, the principal amount of all loans shall bear interest at a rate per annum equal to two percent (2.0%) above the current rate.

   Prior to the merger, Petrocon had a promissory note with Equus II Incorporated (Equus) with a balance of $6.5 million and a Series B junior subordinated promissory note with Equus with a balance of $3.2 million. As part of the merger, the Equus notes were restructured, reorganized, and reduced through the payment of $2.0 million in cash, the issuance of $2.5 million in preferred stock and a new note issued for $3.0 million. The remaining balance of $2.2 million was forgiven. This note is subordinate to the Fleet credit facility.

   On December 20, 2001, at a special meeting of the shareholders of IDSC 5,000,000 shares of preferred stock were authorized for issuance. In addition the shareholders approved the issuance of 2,500,000 shares of IDSC convertible preferred stock to Equus entitled to receive cumulative dividends at an annual rate of 8.0% payable in cash or in kind. The rights, preferences and limitations of the convertible preferred stock are as follows:

  . holders of the convertible preferred stock are entitled to receive a liquidation preference of $1.00 per share, subject to adjustments relating to future issuances of common stock or recapitalizations, if the Company liquidates, dissolves or winds up before any distribution or if payment is made for the benefit of the holders of our common stock;

  . at any time, IDSC is entitled to redeem all or part of (but not less than 25% of the shares of convertible preferred stock then outstanding) of the convertible preferred stock outstanding at a price equal to the then effective liquidation preference plus accrued and unpaid dividends;

  . at any time after the seventh anniversary date of the issuance of the convertible preferred stock, the holders of not less than two-thirds of the then outstanding convertible preferred stock may demand mandatory redemption of all (but not less than all) of the convertible preferred stock then outstanding at a price equal to the then effective liquidation preference plus accrued but unpaid dividends;

  . holders of the convertible preferred stock have the right to vote on changes to the Articles of Incorporation that adversely effect them, and, as long as 750,000 shares of Series A Preferred Stock are outstanding, they also have the right to approve issuances of any senior shares;

  . holders of the convertible preferred stock have the right, at such holders' option, to convert all or a portion of their convertible preferred stock into shares of our common stock at the rate of one share of common stock for each 2.38 shares of preferred stock. If all shares are converted, this would result in the issuance of 1,050,420, or approximately 4.41%, of our outstanding common stock after giving effect to the merger; and

  . the shares of convertible preferred stock are subject to mandatory conversion at the option of IDSC if the closing price of IDSC common stock for 20 consecutive AMEX trading days exceeds a price of $3.00, with such price to be adjusted to reflect future issuances of common stock or re-capitalizations.

   The Company does not engage in trading in commodity contracts. Nor does it have any foreign currency exposure.

 Cash Flow

   Operating activities provided net cash totaling $27 thousand and $744 thousand during 2000 and 2001, respectively. The Company's significant cash flow from operating activities has increased significantly due to the growth in the engineering segment.

   Investing activities used cash totaling $468 thousand in 2000 as compared to $5 thousand being generated in 2001. In 2001, the Company's investing activities consisted of redemption of municipal bonds net of purchasing capital assets.

   Financing activities provided cash totaling $19 thousand and $253 thousand during 2000 and 2001, respectively. The Company has additional financing amounts available on its line of credit. The line of credit has been used principally to finance accounts receivable and inventory purchases.

   The merger with Petrocon was a $23.8 million non-cash purchase transaction made through the issuance of common and preferred stock and assumption of debt.

   The Company believes that it has available necessary cash for the next 12 months. Cash and the availability of cash, could be materially restricted if circumstances prevent the timely internal processing of invoices into receivable accounts, if such accounts are not collected within 90 days of the original invoice date, or if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth.

   If losses occur, IDSC may not be able to meet the monthly fixed charge ratio covenant. In that event, if IDSC is unable to obtain a waiver or amendment of the covenant, IDSC may be unable to borrow under the credit facility and may have to repay all loans then outstanding under the credit facility.

 Asset Management

   The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had trade accounts receivable increase from $3.6 million to $14.9 million as of December 31, 2000 and 2001, respectively, primarily due to the acquisition of Petrocon. The number of days' sales outstanding in trade accounts receivable was 76 days at December 31, 2000 and December 31, 2001. Bad debt expenses have been insignificant (approximately .01%) for each of these periods.

Related Party Transactions

   Petrocon leases office space from PEI Investments, a joint venture in which Petrocon has a one-third interest, Mike Burrow (the Company's CEO) has a one-third interest, and a shareholder who owns less than 1% of the Company's common stock has a one-third interest. Rentals paid under these leases were $0.1 million for 1999, 2000 and 2001. These leases expired in 2001 and have a present annual rental rate of $0.1 million. Petrocon expects to renegotiate the leases during 2002. The Company believes that this lease is at a commercially reasonable rental rate.

Risk Management

   In performing services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage, or negligence, including professional errors and omissions. IDSC often agrees to indemnify its clients for losses and expenses incurred by them as a result of the Company's negligence and, in certain cases, the concurrent negligence of the clients. The Company's quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit the control function and to monitor compliance with procedures and quality standards. IDSC maintains liability insurance for bodily injury and third-party property damage, professional errors and omissions, and workers compensation coverage which it considers sufficient to insure against these risks, subject to self-insured amounts.

Critical Accounting Policies

   Revenue Recognition--The Company's revenues are composed of product sales and engineering service revenue. The Company recognizes service revenue as soon as such services are performed and product sales upon shipment to the customer. The majority of its services are provided through cost-plus contracts.

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

   The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated profits on uncompleted contracts" represents amounts billed in excess of revenues recognized.

   Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates. Examples include the estimates of uncollectability of our accounts receivable. Management specifically analyzes the accounts receivable balances, historical bad debts, customer credit-worthiness, and changes in our customers' payment trends when evaluating the provisions for bad debts.

   Litigation--The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Based on legal analysis and advise from its attorneys, allowances have been made for any litigation that Management of the Company believes could have a material adverse effect on its financial condition or results of operations.

   Principles of Consolidation--The consolidated financial statements include the accounts of Industrial Data Systems Corporation and all wholly owned subsidiaries. Industrial Data Systems Corporation has no affiliates whose ownership is less than 100%. All intercompany transactions and accounts are eliminated in the consolidation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   As of December 31, 2000 and 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company's investments at December 31, 2000 are carried on the Company's books at amortized cost, which approximates fair market value. There are no investments at December 31, 2001. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

   As of December 31, 2000 and 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

   The Company has no market risk exposure in the areas of interest rate risk because there is no investment portfolio as of December 31, 2001. Currently the Company does not engage in foreign currency hedging activities nor is the Company exposed to currency exchange rate fluctuation.

Item 8. Financial Statements and Supplementary Data

   The audited consolidated financial statements for Industrial Data Systems Corporation, as of December 31, 1999, 2000 and 2001 are attached hereto and made part hereof.

                                     INDEX

                                                                            Page
                                                                            ----
INDEPENDENT AUDITOR'S REPORT...............................................  24

CONSOLIDATED BALANCE SHEETS
 December 31, 2000 and 2001................................................ 25

CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended December 31, 1999, 2000 and 2001..............................  26

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 Years Ended December 31, 1999, 2000 and 2001..............................  27

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended December 31, 1999, 2000 and 2001..............................  28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................  29

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Industrial Data Systems Corporation

   We have audited the accompanying consolidated balance sheets of Industrial Data Systems Corporation as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ending December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Data Systems Corporation and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein + Associates llp
-------------------------------------
Hein + Associates LLP

Houston, Texas
March 7, 2002

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 2001

                                                           2000        2001
                        ASSETS                          ----------  -----------
Current Assets:
  Cash................................................. $  242,592  $ 1,244,907
  Municipal bonds, at cost.............................    400,000           --
  Trade receivables, net...............................  3,555,933   14,908,069
  Inventory............................................    865,341      691,048
  Cost and estimated earnings in excess of billings on
   uncompleted contracts...............................    330,000      730,507
  Prepaid expenses and other...........................    190,369      740,670
                                                        ----------  -----------
    Total current assets...............................  5,584,235   18,315,201
Property and Equipment, net............................  1,404,017    5,123,115
Goodwill...............................................     18,450   14,513,806
Other Assets...........................................     45,563      333,567
                                                        ----------  -----------
    Total assets....................................... $7,052,265  $38,285,689
                                                        ==========  ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses................ $1,720,683  $ 9,076,520
  Current portion of long-term debt....................     21,238    1,357,228
  Notes payable........................................    433,729      398,974
  Billings and estimated earnings in excess of costs on
   uncompleted contracts...............................         --      777,712
  Current portion of long-term leases..................     24,118       48,058
  Deferred income taxes................................     37,000           --
  Income taxes payable.................................    160,013           --
                                                        ----------  -----------
    Total current liabilities..........................  2,396,781   11,658,492
Long-term debt, net of current portion.................    365,368   12,131,582
Long-term leases, net of current portion...............    120,212      149,665
Non-current deferred tax liability.....................     11,000           --
                                                        ----------  -----------
    Total liabilities..................................  2,893,361   23,939,739

Commitments And Contingencies (Notes 9 and 18)

Shareholders' Equity:
  Preferred stock; $0.001 par value; 5,000,000 shares
   authorized; 0 and 2,500,000 issued and outstanding,
   respectively........................................         --        2,500
  Common stock; $0.001 par value; 75,000,000 shares
   authorized; 12,964,918 and 22,861,199 shares issued
   and outstanding, respectively.......................     12,965       22,862
  Notes receivable from shareholders...................   (196,500)          --
  Paid-in capital......................................  2,640,154   11,832,971
  Retained earnings....................................  1,702,285    2,487,617
                                                        ----------  -----------
    Total shareholders' equity.........................  4,158,904   14,345,950
                                                        ----------  -----------
    Total liabilities and shareholders' equity......... $7,052,265  $38,285,689
                                                        ==========  ===========

       See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                        -------------------------------------
                                           1999         2000         2001
                                        -----------  -----------  -----------
Operating Revenues
  Engineering services................. $ 5,978,180  $10,739,874  $14,235,042
  Engineered systems...................   3,108,973    2,814,965    3,574,591
  Manufacturing........................   3,151,296    3,421,184    4,244,105
                                        -----------  -----------  -----------
    Total revenue......................  12,238,449   16,976,023   22,053,738
Direct Costs
  Engineering services.................   4,378,459    8,174,972   10,432,512
  Engineered systems...................   2,465,195    2,156,094    3,107,085
  Manufacturing........................   2,546,355    2,695,688    3,219,432
                                        -----------  -----------  -----------
    Total direct costs.................   9,390,009   13,026,754   16,759,029
                                        -----------  -----------  -----------
Gross Profit...........................   2,848,440    3,949,269    5,294,709
Selling, General, and Administrative
 Expenses..............................   2,615,922    3,427,778    3,583,032
                                        -----------  -----------  -----------
Operating Income.......................     232,518      521,491    1,711,677
  Interest expense.....................     (21,104)     (39,928)     (69,910)
  Other income and expenses............      99,540       22,083       13,695
                                        -----------  -----------  -----------
Income from Continuing Operations
 Before Provisions for Income Taxes....     310,954      503,646    1,655,462
Provision for Income Taxes.............     151,212      122,768      673,630
                                        -----------  -----------  -----------
  Income from continuing operations....     159,742      380,878      981,832
Loss from Discontinued Operations, net
 of tax................................      (1,972)          --           --
Loss on Disposal of Discontinued
 Operations............................    (481,085)          --           --
                                        -----------  -----------  -----------
Net income (loss)...................... $  (323,315) $   380,878  $   981,832
                                        ===========  ===========  ===========
Basic and Diluted Earnings Per Common
 Share
  Continuing operations................ $      0.01  $      0.03  $      0.07
  Discontinued operations..............       (0.03)          --           --
  Net income (loss)....................       (0.02)        0.03         0.07
Weighted Average Common Shares
 Outstanding...........................  13,055,535   12,964,918   13,236,049


       See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1999, 2000 and 2001

                          Preferred Stock     Common Stock      Additional                  Note         Total
                          ---------------- -------------------    Paid-in     Retained   Receivable  Shareholders'
                           Shares   Amount   Shares    Amount     Capital     Earnings   Stockholder    Equity
                          --------- ------ ----------  -------  -----------  ----------  ----------- -------------
Balances, January 1,
 1999...................         -- $   -- 13,073,718  $13,074  $ 2,766,163  $1,644,722   $ (15,323)  $ 4,408,636
 Treasury stock
  Acquisition:
  Received 50,000 shares
   in rescission
   agreement............         --     --         --       --           --          --     (43,750)      (43,750)
  Purchase 40,000
   shares...............         --     --         --       --           --          --     (67,045)      (67,045)
 Retirement.............                     (108,800)    (109)    (126,009)         --     126,118            --
 Net loss...............         --     --         --       --           --    (323,315)         --      (323,315)
                          --------- ------ ----------  -------  -----------  ----------   ---------   -----------
Balances, December 31,
 1999...................         --     -- 12,964,918   12,965    2,640,154   1,321,407          --     3,974,526
 Reclassification of
  note receivable from
  stockholder...........         --     --         --       --           --          --    (196,500)     (196,500)
 Net income.............         --     --         --       --           --     380,878          --       380,878
                          --------- ------ ----------  -------  -----------  ----------   ---------   -----------
Balances, December 31,
 2000...................         --     -- 12,964,918   12,965    2,640,154   1,702,285    (196,500)    4,158,904
 Acquisition: Issued
  stock for purchase of
  Petrocon Engineering,
  Inc., net of
  registration costs....         --     --  9,800,000    9,800    6,627,054          --          --     6,636,854
 Acquisition: Issued
  stock for investment
  advisor...............         --     --     96,281       97       68,263          --          --        68,360
 Acquisition: 8%
  Preferred stock issued
  for forgiveness of
  debt..................  2,500,000  2,500         --       --    2,497,500          --          --     2,500,000
 Forgiveness of note
  receivable for
  purchase of option to
  acquire Company
  stock.................         --     --         --       --           --    (196,500)    196,500            --
 Net income.............         --     --         --       --           --     981,832          --       981,832
                          --------- ------ ----------  -------  -----------  ----------   ---------   -----------
Balances, December 31,
 2001...................  2,500,000 $2,500 22,861,199  $22,862  $11,832,971  $2,487,617   $      --   $14,345,950
                          ========= ====== ==========  =======  ===========  ==========   =========   ===========



       See accompanying notes to these consolidated financial statements.

                      INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                           ------------------------------------
                                              1999        2000         2001
                                           ----------  -----------  -----------
Cash Flows from Operating Activities:
 Net income (loss).......................  $ (323,315) $   380,878  $   981,832
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization..........     144,304      216,237      265,758
  Deferred income tax expense (benefit)
   from continuing operations............      (5,000)     (49,000)     319,154
  (Gain) on sale of investments..........     (50,909)          --      (64,223)
  Loss from discontinued operations......     483,057           --           --
  Changes in current assets and
   liabilities, net of acquisitions:
  Trade receivables......................    (583,747)  (1,345,098)  (1,010,414)
  Inventory..............................      91,289      (93,533)     174,292
  Trading securities.....................     427,556           --           --
  Costs and estimated earnings in excess
   of billings...........................          --           --       71,472
  Prepaid expenses and other.............          --      139,072      402,454
  Accounts payable.......................     436,699      553,986     (533,121)
  Other liabilities......................    (316,231)      11,663      240,656
  Income taxes receivable (payable)......    (210,000)     213,013     (104,151)
                                           ----------  -----------  -----------
   Net cash provided by operating
    activities...........................      93,703       27,218      743,709
                                           ----------  -----------  -----------
Cash Flows from Investing Activities:
 Purchase of property and equipment......    (208,923)    (367,753)    (459,068)
 Purchase of bonds.......................          --     (100,000)          --
 Redemption of bonds.....................          --           --      464,223
                                           ----------  -----------  -----------
   Net cash provided by (used in)
    investing activities.................    (208,923)    (467,753)       5,155
                                           ----------  -----------  -----------
Cash Flows from Financing Activities:
 Borrowings on line of credit............          --      384,831    1,114,300
 Payments on line of credit..............          --     (315,000)    (361,617)
 Notes receivable from shareholder.......          --      (13,500)          --
 Short-term borrowings (repayments)......    (146,014)          --           --
 Capital lease borrowings (repayments)...          --      (19,684)     (40,514)
 Long-term borrowings (repayments).......      16,545      (17,492)    (458,718)
 Purchase of treasury stock..............     (67,045)          --           --
                                           ----------  -----------  -----------
   Net cash provided by (used in)
    financing activities.................    (196,514)      19,155      253,451
                                           ----------  -----------  -----------
   Net cash used in discontinued
    operations...........................    (250,115)          --           --
                                           ----------  -----------  -----------
Net Change in Cash and Cash Equivalents..    (561,849)    (421,380)   1,002,315
Cash and Cash Equivalents, at beginning
 of year.................................   1,225,821      663,972      242,592
                                           ----------  -----------  -----------
Cash and Cash Equivalents, at end of
 year....................................  $  663,972  $   242,592  $ 1,244,907
                                           ----------  -----------  -----------
Non-Cash Transactions:
 Acquisition of Petrocon Engineering with
  issuance of common and preferred stock
  and assumption of debt.................  $       --  $        --  $23,805,675
 Purchase price adjustment--adjustment to
  liabilities and goodwill...............     121,649           --           --
 Treasury stock received in rescission
  transaction............................      43,750           --           --
 Insurance acquired with notes payable...          --      133,493      228,254
 Property and equipment acquired under
  capital lease..........................          --      166,083       53,393
Supplemental Cash Flow Information
 Cash paid during the year for--
  Interest...............................      68,709       92,296       83,213
  Income taxes...........................     415,580      220,000      263,780

       See accompanying notes to these consolidated financial statements.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

 Acquisition

   Effective December 31, 2001, Industrial Data Systems Corporation (IDSC or the Company) completed the purchase of all outstanding stock of Petrocon Engineering, Inc. (Petrocon), a Texas-based engineering support services company, for an aggregate price of approximately $23,806,000. As a result of the acquisition, IDSC is expected to have greater depth of capabilities that can serve a broader range of clients, provide the ability to handle larger, more diverse projects, and construction management and inspection services not previously available to IDSC. IDSC paid for the transaction through the issuance of 9,800,000 shares of common stock, issuance of preferred stock and the assumption of long-term debt of Petrocon. The acquisition was accounted for using the purchase method of accounting. The fair market value of Petrocon's assets and liabilities has been included in the balance sheet as of December 31, 2001. The purchase price and allocation are as follows (in thousands):

   Debt assumed...................................................... $13,737
   Fair value of common stock issued.................................   6,637
   Fair value of preferred stock issued..............................   2,500
   IDSC transaction costs (including 96,281 shares of common stock
    issued to financial advisor).....................................     932
                                                                      -------
     Total purchase price............................................ $23,806

   Fair value of assets acquired..................................... $17,662
   Fair value of liabilities assumed.................................  (8,370)
                                                                      -------
   Net assets acquired...............................................   9,292
   Total purchase price..............................................  23,806
                                                                      -------
     Purchase price over net assets--goodwill........................ $14,514
                                                                      =======

   Goodwill will not be deductible for tax purposes.

   As part of the merger transaction, Petrocon entered into an agreement and plan of reorganization with Equus II Incorporated (Equus). Certain indebtedness owed by Petrocon to Equus was renewed, restructured, reduced, and extended. Equus agreed to exchange notes worth $9.7 million including accrued interest, for $2.5 million in preferred stock, a new note for $3.0 million, receive a payment of $2.0 million, and forgive $2.2 million of the outstanding balance. This new note is subordinated to the Company's term loan with Fleet. (See Note 8)

   The unaudited proforma combined historical results, as if Petrocon had been acquired at the beginning of fiscal 1999, 2000 and 2001, respectively, are estimated to be:

                                                      1999      2000    2001
                                                    ---------  ------- -------
                                                         (In thousands,
                                                     except per share data)
   Net sales....................................... $  93,233  $85,320 $91,725
   Net income (loss) from continuing operations....   (14,698)   1,260   2,991
   Net earnings (loss) per share from continuing
    operations--basic and diluted..................     (0.40)    0.03    0.07

   The proforma results include amortization of the intangibles presented above and reduction of forgiven and restructured interest expense on debt. The proforma results does not purport to be indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

 Basis of Presentation

   The consolidated results of operations and the cash flows for the years ended December 31, 1999, 2000 and 2001 reflect IDSC pre-merger operations. Since purchase transactions are accounted for prospectively and the acquisition occurred effective December 31, 2001, Petrocon's operations are not reflected in the results of operations for the year ended December 31, 2001. The balance sheet as of December 31, 2001 and the changes in shareholders' equity do reflect the acquisition of Petrocon. All significant intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

   Organization--Brief descriptions of the active companies included in the consolidated group follow:

    Industrial Data Systems Corporation (IDSC)--a Nevada holding company.

    IDS Engineering, Inc. (IED)--a Texas corporation that provides general engineering services for industrial customers in the pipeline industry.

    Thermaire, Inc. dba Thermal Corporation--manufactures and fabricates air handling equipment for commercial heating, ventilation, and cooling systems.

    Constant Power Manufacturing, Inc. (CPM)--fabricates industrial grade uninterruptible electrical power systems and battery chargers and microprocessor systems to be sold to the high-end industrial market.

    Industrial Data Systems, Inc. (IDS)--provides the corporate oversight function.

    Petrocon Engineering, Inc. (PEI)--provides general engineering services for industrial customers primarily along the Texas Gulf Coast with specialties in the areas of distributive control systems, power distribution, process design and process safety management.

    Petrocon Engineering of Louisiana, Inc. (PEI-LA)--extends PEI's service area into southwest Louisiana.

    Petrocon Systems, Inc. (PSI)--provides design, fabrication, installation, start-up, checkout and maintenance of analyzers and PLC systems.

    Petrocon Technologies, Inc. (PTI)--inactivated in 1999, provided development, sales and marketing focused on Petrocon's licensed hybrid low NOX process.

    Petrocon Construction Resources, Inc. (PCR)--provides technical, inspection and operator personnel within client facilities.

    Triangle Engineers and Constructors, Inc. (TE&C)--provided engineering services and construction management services, inactivated in 2002.

    RPM Engineering, Inc. (RPM)--provides engineering services in southeast Louisiana.

   Cash and Cash Equivalents--Cash and cash equivalents include cash in bank and investments in highly liquid money market mutual funds with maturity of three months or less at December 31, 2001. Also included are certain restricted funds in the amount of less than $0.1 million invested in Rabbi trusts as of December 31, 2001. The Company's banking system provides for daily replenishment of major bank accounts for check-clearing requirements. Accordingly, there were negative book balances of $1.5 million December 31, 2001. Such balances result from outstanding checks that have not yet been paid by the bank and are reclassified to accounts payable and accrued expenses in the accompanying consolidated balance sheets.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

   Inventory--Inventory is composed primarily of raw materials and component parts (computer components, sheet metal, copper tubing, blower fans and fan motors) and is carried at the lower of cost or market value, with cost determined on the first-in, first-out ("FIFO") method of accounting.

   Revenue Recognition--The Company's revenues are composed of product sales and engineering service revenue. The Company recognizes service revenue as soon as such services are performed and product sales upon shipment to the customer. The majority of its services are provided through cost-plus contracts.

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

   The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated profits on uncompleted contracts" represents amounts billed in excess of revenues recognized.

   Marketable Securities--Marketable securities to be held to maturity are stated at amortized cost. Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Trading securities are stated at fair value, with unrealized gains and losses recognized in earnings. The Company records the purchases and sales of marketable securities and records realized gains and losses on the trade date. Realized gains or losses on the sale of securities are recognized on the specific identification method. As of 2001, the Company no longer holds or issues financial instruments for trading purposes nor does it hold interest rate, leveraged, or other type derivative instruments.

   Property and Equipment--All property and equipment is stated at cost, adjusted for accumulated depreciation. Depreciation on most property and equipment, other than land, building and improvements, is calculated using a straight-line method over the estimated useful lives of the related assets. Depreciation on buildings is calculated using a straight-line method over the useful life, which is 40 years. Leasehold improvements are amortized over the term of the related lease.

   Goodwill--For acquisitions prior to June 30, 2001, the Company capitalized the excess purchase price over the fair value of net assets acquired (goodwill) and amortized this intangible asset on a straight-line basis over 5-10 years. Since the acquisition occurred after June 30, 2001, the Company will follow the newly released Statement of Financial Accounting Standards
(SFAS) No. 141 and SFAS No. 142, Business Combinations and Goodwill and Other Intangible Assets. These pronouncements cease amortization of goodwill and provide for annual testing of impairment. (See Note 4).

   Long-lived Assets--The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

   Income Taxes--The Company accounts for deferred income taxes in accordance with the asset and liability method, as prescribed in SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes are

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of its existing assets and liabilities. The provision for income taxes represents the current tax payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.

   Stock Based Compensation--The Company applies SFAS No.123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has elected to record compensation expense in accordance with Accounting Principles Board
(APB) Opinion No. 25, which calculates compensation as the difference between an option's exercise price and the current price of the underlying stock. (For equity instruments issued to employees, see Note 11 which contains required pro forma disclosure of the impact of adopting SFAS No. 123)

   Earnings Per Share--Basic earnings per share was computed by dividing net income by the weighted average common shares outstanding for the years ended December 31, 1999, 2000 and 2001. Diluted earnings per share are computed including the impact of all potentially dilutive securities. Potentially dilutive securities that have not been included in the computation of earnings per share include 200,000 options exercisable at $1.00 to $1.25 in 1999 and 2000, and 305,102 warrants exercisable at $6.15 and 1,064,244 options exercisable at $0.96 to $6.24 in 2001. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 1999, 2000 and 2001.

                                                1999        2000       2001
                                             ----------  ---------- ----------
   Common stock issued, beginning of year... 13,078,718  12,964,918 12,964,918
   Weighted average common stock issued.....         --          --    271,131
   Weighted average common stock retired....    (23,183)         --         --
                                             ----------  ---------- ----------
   Shares used in computing basic and
    diluted earnings per share.............. 13,055,535  12,964,918 13,236,049
                                             ==========  ========== ==========

   Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.

   Fair Value of Financial Instruments--The fair value of financial instruments, primarily accounts receivable, notes receivable, bonds, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

   Comprehensive Income--Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities. The Company's comprehensive income
(loss) is equal to net income (loss) for all periods presented in these financial statements.

   Reclassifications--Amounts in prior years' financial statements are reclassified as necessary to conform with the current year's presentation. Such reclassifications had no effect on net income.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

3. Notes Receivable--Stockholder

   In anticipation of the merger, the Company forgave a note receivable due from the majority stockholder of the Company with principal and accrued interest totaling $196,500. The note receivable was unsecured, due on demand with an interest rate of 9% per annum. During the year ended December 31, 2000, the Company recognized interest income of approximately $13,500 on these notes. The note receivable and accrued interest had been classified as a reduction of shareholders' equity. (See Note 14 for disposition of this note.)

4. Recent Accounting Pronouncements

   In June 2001, SFAS No. 141 Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. It also establishes specific criteria for recognition of intangible assets separately from goodwill and required unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets with the most significant changes being: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives will be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

   SFAS No. 143 Asset Retirement Obligations was issued in June 2001, establishing the accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability, and 5) financial statement disclosures. The statement requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. Management does not believe that the effect of the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

   In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued, replacing SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The new pronouncement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, are to be applied prospectively. Management does not believe that the effect of the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

5. Property and Equipment

   Property and equipment consisted of the following at December 31, 2000 and 2001 (in thousands):

                                                                  2000    2001
                                                                 ------  ------
   Land......................................................... $   90  $  590
   Building.....................................................    605   2,557
   Computer equipment and software..............................    493     733
   Shop equipment...............................................    332     693
   Furniture and fixtures.......................................    215   1,050
   Building and leasehold improvements..........................    167     222
   Autos and trucks.............................................     --      27
                                                                 ------  ------
                                                                  1,902   5,872
   Accumulated depreciation and amortization....................   (498)   (749)
                                                                 ------  ------
   Property and equipment, net.................................. $1,404  $5,123
                                                                 ======  ======

6. Detail of Certain Balance Sheet Accounts

   The components of trade receivables as of December 31, 2000 and 2001 are as follows (in thousands):

                                                               2000    2001
                                                              ------  -------
   Amounts billed at December 31............................. $3,573  $14,224
   Amounts billable at December 31, billed January of the
    following year...........................................     --      780
   Retainage.................................................     --      175
   Less--Allowance for uncollectible accounts................    (17)    (271)
                                                              ------  -------
     Trade receivables, net.................................. $3,556  $14,908
                                                              ======  =======

   The components of accounts payable and accrued expenses as of December 31, 2000 and 2001 (in thousands):

                                                                   2000   2001
                                                                  ------ ------
   Accounts payable.............................................. $1,333 $3,678
   Bank overdraft................................................     --  1,468
   Accrued vacation..............................................    159  1,154
   Accrued compensation..........................................    149    566
   Reserve for legal exposures (Note 18).........................     --    950
   Other.........................................................     80  1,260
                                                                  ------ ------
   Accounts payable and accrued expenses......................... $1,721 $9,076
                                                                  ====== ======

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

7. Fixed-Fee Contracts

   Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2000 and 2001 (in thousands):

                                                              2000     2001
                                                             -------  -------
Costs incurred on uncompleted contracts..................... $ 1,745  $ 7,293
Estimated earnings on uncompleted contracts.................   1,004    1,091
                                                             -------  -------
Earned revenues.............................................   2,749    8,384
Less billings to date.......................................  (2,419)  (8,431)
                                                             -------  -------
Net cost and estimated earnings in excess (under) billings
 uncompleted contracts...................................... $   330  $   (47)
                                                             =======  =======
Costs and estimated earnings in excess of billings on
 uncompleted contracts...................................... $   330  $   731
Billings in excess of costs and estimated earnings on
 uncompleted contracts......................................      --     (778)
                                                             -------  -------
Net cost and estimated earnings in excess (under) billings
 uncompleted contracts...................................... $   330  $   (47)
                                                             =======  =======

8. Line of Credit and Debt

   Effective December 31, 2001 as part of the merger, IDSC entered into a financing arrangement with Fleet whereby all of Petrocon's outstanding debt (the Credit Facility comprised of a line of credit and a term loan), was refinanced. The new loan agreement positions the Fleet debt as senior to all other debt and includes a line of credit limited to $15.0 million, subject to borrowing base restrictions and a term loan in the amount of $5.0 million. The credit facility is collateralized by substantially all the assets of the Company. At December 31, 2001, $8.9 million was outstanding on the line of credit and $0.5 million was outstanding on the term loan. Both the line of credit and the term loan mature on June 14, 2003. The interest rate on the line of credit is one quarter of one percent plus prime (5.0 percent at December 31, 2001), and the commitment fee on the unused line of credit is
0.375 percent. The interest rate on the term loan is one-half of one percent plus prime (5.25 percent at December 31, 2001). Monthly principal payments on the term loan plus interest commenced January 1, 2002 and continue until maturity. The remaining borrowings available under the line of credit as of December 31, 2001, were $3.4 million after consideration of the borrowing base limitations. The Company's Credit Facility contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and specified levels of certain other items including average borrowing availability and various other covenants. This Credit Facility replaced a revolving credit note that was collateralized with accounts receivable and inventory of the Company. The previous note had a balance at December 31, 2000 of $386,000 with interest at prime plus 0.5% (10% at December 31, 2000).

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

   As part of the merger consideration, Petrocon's pre-merger debt with Equus was reorganized, restructured and reduced. Equus agreed to exchange notes worth $9.7 million including accrued interest for $2.5 million in preferred stock, a payment of $2.0 million, a forgiveness of $2.2 million, and a new note for $3.0 million. The new note has interest at 9.5 percent per annum with interest paid quarterly beginning February 15, 2002 and principal payments being repaid quarterly beginning August 15, 2002. This note is subordinated to the Company's term loan with Fleet. (Amounts below in thousands)

                                                                 2000   2001
                                                                 ----  -------
Fleet--
  Line of credit, prime plus 0.25% (5.00% at December 31, 2001), maturing in 2003............................................. $ --  $ 8,894
  Term loan, interest at prime plus 0.50% (5.25% at December 31,
   2001), due in monthly installments of $60, maturing through
   2003.........................................................   --      523
Equus--
  Note payable, interest at 9.5%, principal due quarterly in
   installments of $110, maturing through 2004..................   --    3,000
Frost--
  Line of credit, prime plus 0.5% (10% at December 31, 2000),
   maturing April 24, 2002, paid in full in 2001................  386       --
Vendors--
  Notes payable, interest at 8%, due monthly in decreasing
   amounts starting at $115, maturing in August 2004............   --    1,072
                                                                 ----  -------
                                                                  386   13,489
Less--current maturities........................................  (21)  (1,357)
                                                                 ----  -------
  Long-term debt, net of current portion........................ $365  $12,132
                                                                 ====  =======

   Maturities of debt as of December 31, 2001, are as follows (in thousands):

   Years Ending December 31,
   -------------------------
     2002.............................................................. $ 1,357
     2003..............................................................   9,631
     2004..............................................................     601
     2005..............................................................   1,900
                                                                        -------
     Total of debt..................................................... $13,489
                                                                        =======

   Current notes payable include a note which finances commercial insurance on a short-term basis, with a balance of $275,000 and $434,000 as of December 31, 2000 and 2001, respectively.

9. Capital Leases and Operating Leases

   The Company leases equipment and office space under long-term lease agreements. Some of the leases covering certain pieces of equipment, which expire over the next five years, are classified as capital leases. Property and equipment includes equipment under capital leases of approximately $166,000 and $273,000, less accumulated amortization of approximately $18,000 and $41,000 at December 31, 2000 and 2001, respectively.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

   The future minimum lease payments for capital leases and for operating leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2001 follows below (in thousands):

   Years Ending December 31,                                   Capital Operating
   -------------------------                                   ------- ---------
     2002.....................................................  $ 67    $1,147
     2003.....................................................    67       711
     2004.....................................................    65       645
     2005.....................................................    45       464
     2006.....................................................     5     1,877
                                                                ----    ------
   Total minimum lease payments...............................   249    $4,844
                                                                        ======
   Less amount representing interest..........................   (51)
                                                                ----
   Present value of net minimum lease payments................   198
   Less current maturities....................................    48
                                                                ----
   Principal amount of lease obligations......................  $150
                                                                ====

   Rental expense for all operating leases, including those with terms less than one year, amounted to approximately $109,000, $275,000 and $364,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

10. Profit Sharing Plan

   The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees. Under the terms of the Plan, the Company makes matching contributions equal to 50% of employee contributions up to 6% of employee compensation, as defined. Employees may make contributions up to 15% of their compensation, subject to certain maximum contribution limitations. The employer's contributions vest on a schedule of 25% per year for 4 years. The Company made contributions to the Plan of approximately $120,000, $127,000 and $194,000, respectively, for the years ended December 31, 1999, 2000 and 2001, respectively.

11. Stock Option Plan

   The Company has a nonqualified stock option plan that provides for the issuance of options up to 1,400,000 shares of common stock. The Option Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. No compensation cost has been recognized for grants under the Option Plan because the exercise price of the options granted to employees equals the market price of the stock on the date of the grants. If compensation cost at the grant date of the Option Plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company's pre-tax income in 1999, 2000 and 2001 would not have changed significantly.

   Effective with the merger, over 1,700,000 shares were placed in escrow by a group of significant Petrocon shareholders under the Option Escrow Agreement. Under terms of this agreement, shares issued by IDSC under its option plan due to the exercise of converted Petrocon options, will be replaced by shares from the Option Escrow. The Option Escrow Agreement has the effect of preventing dilution to IDSC shareholders due to exercise of converted Petrocon options. The Option Escrow Agreement stays in effect until all existing options have been exercised, terminated, or cancelled.

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001 dividend yield of 0%, expected volatility of 94%, 123% and 86%, risk-free interest rates of 6% and 5.75%, and expected lives of two years.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

   Each option granted in 1999 and 2000 has an exercise price of $1.25 or $1.00 per share, respectively, and vest over 48 months. The options granted in 2001 have exercise prices ranging from $0.96 to $6.24. The maximum term of the options is ten years.

   The following table summarizes stock option activity:

                                            Options at Exercise Prices
                                      ---------------------------------------
                                      $0.96-$1.25  $4.26   $6.24     Total
                                      ----------- ------- ------- -----------
Outstanding, January 1, 1999.........        --        --      --          --
  Granted............................   200,000        --      --     200,000
  Canceled or expired................        --        --      --          --
  Exercised..........................        --        --      --          --
                                        -------   ------- ------- -----------
Outstanding, December 31, 1999.......   200,000        --      --     200,000
  Granted............................    66,000        --      --      66,000
  Canceled or expired................   (40,000)       --      --     (40,000)
  Exercised..........................        --        --      --          --
                                        -------   ------- ------- -----------
Outstanding, December 31, 2000.......   226,000        --      --     226,000
  Granted............................    10,000        --      --      10,000
  Granted in connection with a
   merger............................   733,030   129,082 202,131   1,064,243
  Canceled or expired................   (27,500)       --      --     (27,500)
  Exercised..........................        --        --      --          --
                                        -------   ------- ------- -----------
Outstanding, December 31, 2001.......   941,530   129,082 202,131   1,272,743
Exercisable at December 31, 2001.....   507,807   129,082 121,945     758,834
Available for grant at December 31,
 2001................................                                 127,257
Weighted-average fair value of
 options, granted in 2001............                             $0.03-$0.29
Weighted-average fair value of
 options, granted in 1999 and 2000...                             $0.42-$0.43
Weighted-average exercise price at
 December 31, 2001...................                                   $1.84
Weighted-average remaining life of
 options outstanding at December 31,
 2001................................                                2.55 yrs

12. Related-Party Transactions

   Petrocon leases office space from PEI Investments, a joint venture in which Petrocon has a one-third interest, Mike Burrow (the Company's CEO) has a one-third interest, and a shareholder who owns less than 1% of the Company's common stock has a one-third interest. Rentals paid under these leases were $0.1 million for 1999, 2000 and 2001. These leases expired in 2001 and have a present annual rental rate of $0.1 million. Petrocon expects to renegotiate the leases during 2002.

13. Concentration of Credit Risk and Major Customers

   The Company provides pipeline engineering and fabricated systems and services primarily to major integrated oil and gas companies throughout the world. It also fabricates power systems and battery chargers, and manufactures air handling equipment for air conditioning and heating systems to commercial companies primarily in the southern states. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful for collection.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

   Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

   For the years ended December 31, 1999, 2000 and 2001, the Company had sales in the engineering segment totaling approximately $3.5 million, $4.2 million, and $5.4 million to one, two and two major customers, respectively, which represent approximately 25% of total revenues each year. At December 31, 2000 and 2001, the Company had amounts due from three and two customers who individually had amounts due in excess of 10% of trade receivables totaling $1.6 million and $3.2 million, respectively.

14. Shareholders' Equity

   On December 20, 2001, a special meeting of the shareholders of IDSC was held to approve an amendment to the articles of incorporation creating a class of preferred stock with 5,000,000 shares authorized for issuance and to adopt the Agreement and Plan of Merger between IDSC and Petrocon including the issuance of 9,800,000 shares of common stock to Petrocon's shareholders. In addition, the shareholders approved the issuance of 2,500,000 shares of IDSC preferred stock to Equus and 96,281 shares of IDSC common stock to the Company's financial advisor. The aggregate purchase price was approximately $23,806,000 including transaction expenses and assumption of debt. The common stock was valued at $0.71 per share, which is the average price of IDSC common stock three days prior to and subsequent to the announcement of the merger. Par value for the preferred stock was $0.001 with a fair value of $1.00 per share.

   At the May 14, 2001 meeting, in anticipation of the merger, the board approved the forgiveness of $196,500 in amounts owed the Company by a shareholder in exchange for options to buy back Company common stock as part of the Option Pool Agreement, which terminates in 2006.

15. Federal Income Taxes

   The components of income tax expense (benefit) were as follows (in thousands):

                                                                 Years Ended
                                                                 December 31,
                                                                ----------------
                                                                1999  2000  2001
                                                                ----  ----  ----
   Current:
     Federal................................................... $145  $139  $220
     State.....................................................   11    33   135
                                                                ----  ----  ----
                                                                 156   172   355
   Deferred....................................................   (5)  (49)  319
                                                                ----  ----  ----
     Tax provision............................................. $151  $123  $674
                                                                ====  ====  ====

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

   The components of the Company's deferred tax liability consisted of the following at December 31, 2000 and 2001 (in thousands):

                                                                  2000   2001
                                                                  ----  -------
   Deferred tax asset:
     Allowance for doubtful accounts............................. $  6  $    92
     Net operating loss from prior ownership change..............   --    1,200
     Accruals not yet deductible for tax purposes................   --      397
     Valuation allowance.........................................   --   (1,621)
                                                                  ----  -------
       Net deferred tax assets...................................    6       68
   Deferred tax liabilities:
     Tax accounting change from cash basis to accrual basis--
      CPM Acquisition............................................  (43)      --
     Depreciation................................................  (11)     (68)
                                                                  ----  -------
       Deferred tax (liability) asset, net....................... $(48) $    --
                                                                  ====  =======

   The following is a reconciliation of expected to actual income tax expense from continuing operations (in thousands):

                                                                1999 2000  2001
                                                                ---- ----  ----
   Federal income tax expense at 34%........................... $106 $129  $563
   State and foreign taxes.....................................   10   21    83
   Nondeductible expenses......................................    3    9    28
   Other.......................................................   32  (36)   --
                                                                ---- ----  ----
                                                                $151 $123  $674
                                                                ==== ====  ====

   The Company benefited from a Petrocon net operating loss carryforward of approximately $1,000,000 in the calculation of current tax expense. The Company has additional net operating loss carryforward of approximately $3,530,000 that are subject to limitations on utilization due to by prior ownership changes. The Company has established a valuation allowance on the entire net operating loss due to uncertainty of the ultimate realization of this asset.

   The Company recorded a valuation allowance of $1,621,000 as of December 31, 2001.

16. Segment Information

   The Company operates in three business segments: (1) engineering consulting services primarily to major integrated oil and gas companies; (2) engineered systems, uninterruptible power systems, battery chargers and industrial grade computer systems for specialty applications; and (3) manufacturing of air handling equipment for commercial heating, ventilation and cooling systems. Sales, operating income, identifiable assets, capital expenditures and depreciation set forth in the following table are the results of these segments. The amount in corporate and the corporate segment includes those activities that are not allocated to the operating segments.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

   Segment information for the years 1999, 2000 and 2001 was as follows (in thousands):

                                        1999
   -------------------------------------------------------------------------------
                            Engineering Engineered
                             Services    Systems   Manufacturing Corporate  Total
                            ----------- ---------- ------------- --------- -------
   Net sales from external
    customers..............   $ 5,978     $3,109      $3,151      $    --  $12,238
   Operating profit
    (loss).................       790        120         (38)        (639)     233
   Depreciation and
    amortization...........        50         36          58           --      144
   Tangible assets.........     1,735      2,409       1,719           51    5,914
   Capital expenditures....       121         --          88           --      209

                                        2000
   -------------------------------------------------------------------------------
                            Engineering Engineered
                             Services    Systems   Manufacturing Corporate  Total
                            ----------- ---------- ------------- --------- -------
   Net sales from external
    customers..............   $10,740     $2,815      $3,421      $    --  $16,976
   Operating profit
    (loss).................     1,366        207         (24)      (1,028)     521
   Depreciation and
    amortization...........        96         36          84           --      216
   Tangible assets.........     3,788      1,076       1,600          588    7,052
   Capital expenditures....       316         28          24           --      368

                                        2001
   -------------------------------------------------------------------------------
                            Engineering Engineered
                             Services    Systems   Manufacturing Corporate  Total
                            ----------- ---------- ------------- --------- -------
   Net sales from external
    customers..............   $14,235     $3,575      $4,244      $    --  $22,054
   Operating profit
    (loss).................     1,571        (65)        277          (71)   1,712
   Depreciation and
    amortization...........       116          4          93           53      266
   Tangible assets.........    18,389      2,152       2,299          932   23,772
   Capital expenditures....       291         70         155           65      581

17. Discontinued Operations

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

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

18. Contingencies

 Employment Agreements

   The Company has employment agreements with certain of its executive officers, the terms of which expire in December 2004. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2001, excluding bonuses, was approximately $4.6 million.

 Litigation

   The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Based on legal analysis and advice from its attorneys, allowances have been made for any litigation that Management of the Company believes could have a material adverse effect on its financial condition or results of operations.

   Two claims that involve failure of contractual performance have been identified by the Management of the Company and are covered by insurance. The Company has accrued the costs subject to the insurance deductible of $100 thousand each. Petrocon was party to a lawsuit wherein certain former employees asserted breach of contract. The Company has accrued $247 thousand in unpaid settlement costs related to this lawsuit. Concurrent with the merger, as a result of mediation with certain former executive officers, the Company reached a settlement whereby the remaining balance of $450 thousand must be paid in 24 equal monthly installments of approximately $12 thousand with the balance of $175 thousand paid in the 25th month.

 Insurance

   The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, professional errors and omissions, workers' compensation insurance and general umbrella policy. The Company has not incurred significant claims in excess of insurance recoveries. Petrocon is self-insured for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience.

             INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES

   19. Quarterly Financial Information (unaudited)

                                                  1999
                                       ------------------------------------
                                       Qtr 1      Qtr 2      Qtr 3   Qtr 4
                                       ------     ------     ------  ------
                                        (In thousands except per
                                             share amounts)
Sales................................. $2,636     $3,219     $2,884  $3,499
Gross profit..........................    827        889        628     504
  Percent of sales....................   31.4%      27.6%      21.8%   14.4%
Income from continuing operations.....    190        340        117    (496)
Discontinued operations...............    (66)(a)   (886)(a)      6     465
Net income (loss).....................    124       (547)       123     (23)(b)
  Per common share--basic and diluted
   Continuing operations per share....   0.01       0.03       0.01    0.00
  Discontinued operations per Share...     --      (0.07)        --      --
    Net income (loss).................   0.01      (0.04)      0.01    0.00

                                                  2000
                                       ------------------------------------
                                       Qtr 1      Qtr 2      Qtr 3   Qtr 4
                                       ------     ------     ------  ------
                                        (In thousands except per
                                             share amounts)
Sales................................. $3,392     $3,332     $5,141  $5,111
Gross profit..........................    993        701      1,536     719
  Percent of sales....................   29.3%      21.1%      29.9%   14.1%
Net income (loss).....................    161       (154)(d)    297      77 (c)
  Per common share--basic and diluted
   Net income (loss)..................   0.01      (0.01)      0.02    0.01

                                                  2001
                                       ------------------------------------
                                       Qtr 1      Qtr 2      Qtr 3   Qtr 4
                                       ------     ------     ------  ------
                                        (In thousands except per
                                             share amounts)
Sales................................. $5,954     $5,149     $5,756  $5,195
Gross profit..........................  1,327      1,434      1,596     938
  Percent of sales....................   22.3%      27.9%      27.7%   18.1%
Net income............................    338        293        307      44 (c)
  Per common share--basic and diluted
   Net income.........................   0.03       0.02       0.02    0.00

--------
(a) During the 1999, the Company entered into a settlement agreement with the former owner of IDS FAB to rescind the original acquisition agreement dated November 1, 1998. In the first two fiscal quarters of the year ended December 31, 1999, prior to determination to dispose of the segment, the Company had recognized a loss of approximately $765,000 related to impairment of assets of IDS FAB. In the fourth quarter of 1999, this impairment charge was reclassified to be included in the loss on disposal of discontinued operations.
(b) The loss in the fourth quarter of 1999 was primarily due to additional expenses related to the establishment of the Tulsa operation and related personnel and benefits costs. Also, fourth quarter earnings are generally lower as described in (c) below.
(c) The reduced net earnings in the fourth quarter of 1999, 2000 and 2001 are the result of the seasonality of the industry. Holidays and employee vacation exert downward pressure on profits for the fourth quarter. Sometimes during the first quarter, the budgets of our clients have not yet been approved resulting in a slow start.
(d) The decrease in the overall gross margin in the second quarter of 2000 was attributable to declines in the gross profit margins contributed by the manufacturing and engineered systems segments, to additional non-billable expenses in the Engineering segment and to an overall increase in corporate related expenses due the growing number of employees. Each segment experienced lower sales revenues in the 2000 period. Decreases in gross profit generated ranged from a decline of 21.6% in the engineered systems segment to a decline of 81.3% in the products segment, with the manufacturing segment experiencing a decline of 70.8% from the three month period in 2000. These declines were a result of the lower sales in these segments accompanied by higher production costs.

                         INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Industrial Data Systems Corporation

   We have audited, in accordance with auditing standards, generally accepted in the United States of America, the consolidated financial statements of Industrial Data Systems Corporation and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 7, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 16(b) herein (Schedule II--Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Hein + Associates LLP
-------------------------------------
Hein + Associates LLP

Houston, Texas
March 7, 2002

                                  SCHEDULE II

                      INDUSTRIAL DATA SYSTEMS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                               (B)                               (E)
                            Balance at                (D)      Balance
           (A)             Beginning of    (C)    Deductions-  at End
       Description          the Period  Additions Write offs  of Period
-----------------------------------------------------------------------
December 31, 1999
  Allowance for doubtful
   accounts...............     $40        $ --       $ 33       $  7
December 31, 2000
  Allowance for doubtful
   accounts...............     $ 7        $ 12       $  2       $ 17
December 31, 2001
  Allowance for doubtful
   accounts...............     $17        $254       $ --       $271

Note:Column C(2) has been omitted, as all answers would be "none."
     The additions in 2001 are the result of the merger with Petrocon.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   There are no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 11. Executive Compensation

   Incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

A. FINANCIAL STATEMENTS

   The consolidated financial statements are contained herein as listed on the "Index" on page 23 hereof.

B. REPORTS ON FORM 8-K

   Although there were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001, a Report of Unscheduled Material Events on Form 8-K was filed on January 7, 2002 describing the merger with Petrocon and an Amended Report of Unscheduled Material Events on Form 8-K/A was filed on March 5, 2002 updating the financial information of Petrocon provided in the Amendment No. 3 to Form S-4, filed on November 14, 2001. This Form 8-K/A included Petrocon's result of operations for the third quarter of 2001 and updated the pro forma schedules regarding the merger as originally provided in the Amendment No. 3 to Form S-4.

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

  2.2 Action by Written Consent of the Shareholders for the Purchase of Industrial Data Systems, Incorporated, a Texas corporation, dated
        August 1, 1994 (1)

  2.4   Escrow Agreement for the Purchase of Thermaire Incorporated, dba
        Thermal Corp., dated August 15, 1995 (1)

  2.5   Earnest Money Contract for the Purchase of Thermaire Incorporated, dba
        Thermal Corp.'s Manufacturing Facility, dated August 15, 1995 (1)

  2.6 Offering Memorandum, 504D Offering of 500,000 Shares of Common Stock in the State of Nevada, dated July 26, 1994 (1)

  2.7   Action by the Board of Directors regarding the 504D Stock Offering of
        2,499,999 Shares of Common Stock, dated July 10, 1996 (1)

  2.8   Agreement for Amendment and Substitution of Subscription Agreement and
        Notes, dated July 10, 1996 (1)

  2.9   Stock Acquisition Agreement, dated March 25, 1998, by and among
        Industrial Data Systems Corporation, John L. "Jack" Ripley, and
        Constant Power Manufacturing Incorporated. Previously filed as Exhibit
        2.1 on (4).

  2.23  Agreement and Plan of Merger by and between Industrial Data Systems
        Corporation, IDS Engineering Management, LC, PEI Acquisition, Inc. and
        Petrocon Engineering, Inc. (11)

  2.24  First Amendment to Agreement and Plan of Merger (13)

  2.25  Letter Agreement to Agreement and Plan of Merger (13)

  3     Articles of Incorporation, Industrial Data Systems Corporation, dated
        June 20, 1994 (1)

  3.1   Corporate Charter, Industrial Data Systems Corporation, dated June 22,
        1994 (1)

  3.2   Corporate Bylaws, Industrial Data Systems Corporation, dated October
        15, 1997. Previously filed as Exhibit 3 on (3)

  3.10 Articles of Incorporation of IDS Engineering Management, LC (11)

  3.11 Regulations of IDS Engineering Management, LC (11)

  3.12 Articles of Incorporation PEI Acquisition, Inc. (11)

  3.13 Bylaws of PEI Acquisition, Inc. (11)

  3.14 Amendment to Articles of Incorporation of Industrial Data Systems
       Corporation dated December 20, 2001 (18)

  4.1  Form of Common Stock Certificate of Industrial Data Systems Corporation
       (13)

  4.2  Form of Certificate of Designation of Convertible Preferred Stock of
       Industrial Data Systems Corporation, dated December 21, 2001 (13)

  4.3  Form of Convertible Preferred Stock Certificate of Industrial Data
       Systems Corporation (12)

  4.4  Exchange Agreement--Letter to Mr. Robert A. Marks dated December 4, 2001
       (18)

  4.5  Exchange Agreement--Letter to Mr. Richard E. Mitchen dated December 4,
       2001 (18)

  5.1 Opinion of Rooker, Gibson and Later regarding of legality of stock issuance (13)

  8.1  Opinion of Gardere Wynne Sewell LLP regarding United States Tax Matters
       (13)(14)

  8.2  Opinion of Gardere Wynne Sewell LLP regarding tax treatment of merger
       (17)

 10.1 Adoption Agreement for Non-standardized Code 401(k) Profit Sharing Plan, dated January 1, 1993. Previously filed as Exhibit 10.5 on (1)

 10.2  Blanket Service Contract--Exxon Pipeline Company. Previously filed as
       Exhibit 10.6 on (2)

 10.3  Blanket Service Contract--Marathon Oil Company. Previously filed as
       Exhibit 10.7 on (2)

 10.4 Lease between Industrial Data Systems, Incorporated, a Texas corporation, and 319 Century Plaza Associates, Ltd., dated August 18,
       1997. Previously filed as Exhibit 10 on (3)

 10.5  First Amendment to Lease Agreement between Industrial Data Systems,
       Incorporated, a Texas corporation, and 319 Century Plaza Associates, dated September 19, 1997. Previously filed as Exhibit 10.1 on (3)

 10.6  Second Amendment to Lease Agreement between Industrial Data Systems,
       Incorporated, a Texas corporation, and 319 Century Plaza Associates, dated November 19, 1997. Previously filed as Exhibit 10.2 on (3)

 10.7  Pledge Agreement, dated March 25, 1998, by and between Industrial Data
       Systems Corporation, and John L. "Jack" Ripley. Previously filed as
       Exhibit 10.22 on (4)

 10.8 Fourth Amendment to Lease between Industrial Data Systems, Inc., a Texas corporation, and 600 C.C. Business Park Ltd., dated September 1, 1998.
       Previously filed as Exhibit 10.24 on (5)

 10.31 Settlement Agreement between the Company and Michael L. Moore.
       Previously filed as Exhibit 10.31 on (6)

 10.32 Blanket Service Contract with Caspian Consortium-R. Previously filed as
       Exhibit 10.32 on (7)

 10.33 Blanket Service Contract with Caspian Consortium-K. Previously filed as
       Exhibit 10.33 on (7)

 10.35 Master Equipment Lease between Unicapital BSB Leasing and Thermaire,
       Inc. dba Thermal Corporation. Previously filed as Exhibit 10.35 on (8)

 10.36 Promissory Note payable to The Frost National Bank, dated April 14,
       2000. Previously filed as Exhibit 10.36 on (9)

 10.37 Loan Agreement with The Frost National Bank, dated April 24, 2000.
       Previously filed as Exhibit 10.37 on (9)

 10.38 Commercial Security Agreement with The Frost National Bank dated April
       24, 2000. Previously filed as Exhibit 10.38 on (9)

 10.39 Commercial Guaranty for the benefit of The Frost National Bank dated
       April 24, 2000. Previously filed as Exhibit 10.39 on (9)

 10.40 Business Park Lease for Tulsa Office Space. Previously filed as Exhibit
       10.40 on (10)

 10.41 Business Park Lease for Tulsa Office Space. Previously filed as Exhibit
       10.41 on (10)

 10.42 Standard Industrial Lease Agreement between Houston Industrial Assets,
       L.P. and Constant Power Manufacturing, Inc. dated May 30, 2001 (11)

 10.43 Settlement Agreement and Plan of Reorganization dated July 31, 2001 among Petrocon Engineering, Inc., Industrial Data Systems Corporation,
       PEI Acquisition, Inc., and Equus II Incorporated (18)

 10.44 Promissory Note between Petrocon Engineering, Inc. and Equus II
       Incorporated dated December 21, 2001 (18)

 10.45 Form of Guaranty by and among Fleet Capital Corporation, Petrocon
       Engineering, Inc., PEI Acquisition, Inc., and Equus II Incorporated dated December 21, 2001 (18)

 10.46 Security Agreement among Fleet Capital Corporation, Petrocon
       Engineering, Inc., and Equus II Incorporated dated December 21,2001 (18)

 10.47 Mortgage and Security Agreement among Fleet Capital Corporation, Equus
       II Incorporated, and Petrocon Engineering, Inc. dated December 21, 2001
       (18)

 10.48 Option Pool Agreement between Industrial Data Systems Corporation and
       Alliance 2000, Ltd. Dated December 21, 2001 (18)

 10.49 Indemnification Escrow Agreement among Industrial Data Systems
       Corporation, PEI Acquisitions, the individuals listed as "Significant
       PEI Shareholders", and Johnny Williams, Escrow Agent dated December 21,
       2001 (18)

 10.50 Option Escrow Agreement among Industrial Data Systems Corporation, PEI
       Acquisitions, the individuals listed as "Significant PEI Shareholders", and Johnny Williams, Escrow Agent dated December 21, 2001 (18)

 10.51 Form of Lock-Up Agreement letter from Petrocon Engineering, Inc.
       shareholder(s) of record to Industrial Data Systems Corporation dated
       December 21, 2001 (18)

 10.52 Voting Agreement among Industrial Data Systems Corporation, Equus II
       Corporation, Alliance 2000, Ltd. and individuals listed as "Significant
       PEI Shareholders" dated December 21, 2001 (18)

 10.53 Second Amended and Restated Loan and Security Agreement by and among IDS
       Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc.,
       Industrial Data Systems, Inc., IDS Engineering Management, LC, Petrocon
       Engineering, Inc., Triangle Engineers and Constructors, Inc., Petrocon
       Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M.
       Engineering, Inc., Petrocon Construction Resources, Inc., Alliance
       Engineering Associates, Inc., and Fleet Capital Corporation dated
       December 21, 2001 (18)

 10.54 Amended and Restated Revolving Note between Fleet Capital Corporation and IDS Engineering, Inc., Thermaire, Inc., Constant Power
       Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering
       Management, LC, Petrocon Engineering, Inc., Triangle Engineers and
       Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of
       Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction
       Resources, Inc., Alliance Engineering Associates, Inc., dated December
       21, 2001 (18)

 10.55 Stock Pledge Agreement between Industrial Data Systems, Inc. and Fleet
       Capital Corporation dated December 21, 2001 (18)

 10.56 Stock Pledge Agreement between IDS Engineering Management, LC and Fleet
       Capital Corporation dated December 21, 2001 (18)

 10.57 Amended and Restated Stock Pledge Agreement between Petrocon
       Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001
       (18)

 10.58 Continuing Guaranty Agreement between Fleet Capital Corporation and
       "Borrowers" known as IDS Engineering, Inc., Thermaire, Inc., Constant
       Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS
       Engineering Management, LC, Petrocon Engineering, Inc., Triangle
       Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon
       Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon
       Construction Resources, Inc., Alliance Engineering Associates, Inc., dated December 21, 2001 (18)

 10.59 Amended and Restated Patent Security Agreement between Petrocon
       Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001
       (18)

 10.60 Amended and Restated Patent Security Agreement between Petrocon
       Technologies, Inc. and Fleet Capital Corporation dated December 21, 2001
       (18)

 10.61 Amended and Restated Trademark Security Agreement between R.P.M.
       Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001
       (18)

 10.62 Intercreditor Agreement by and among Fleet Capital Corporation, Equus II
       Incorporated, Petrocon Engineering, Inc. (Borrower) together with the
       Loan Party (Industrial Data Systems Corporation, IDS Engineering, Inc.,
       Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data
       Systems, Inc., IDS Engineering Management, LC, Triangle Engineers and
       Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of
       Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction
       Resources, Inc., Petrocon Technologies, Inc., and Alliance Engineering
       Associates, Inc. dated December 21, 2001 (18)

 11.1  Statement Regarding Computation of Per Share Earnings (13)

 21.1  Subsidiaries of the Registrant (18)

 23.3  Consent of Gardere Wynne Sewell LLP (included as Ex 8.1) (13)(14)

 24.1  Power of Attorney (12)

 99.2 Press Release dated August 1, 2001 announcing signing of definitive merger agreement with Petrocon Engineering, Inc. (11)

 99.3 Press Release dated December 24, 2001 announcing completion of merger with Petrocon Engineering, Inc. (16)

--------
 (1) Exhibits incorporated by reference on the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 27, 1997.
 (2) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997.
 (3) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 10, 1998.
 (4) Exhibits incorporated by reference on the Company's Form 8-K filed April 10, 1998 and Form 8-K/A filed April 29, 1998.
 (5) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.
 (6) Exhibit incorporated by reference by the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.

 (7) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
 (8) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 15, 2000.
 (9) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.
(10) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000.
(11) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001.
(12) Exhibit incorporated by reference on Form S-4 filed with the Securities and Exchange Commission on August 24, 2001
(13) Exhibit incorporated by reference on Amendment One to Form S-4 filed with the Securities and Exchange Commission on October 19, 2001
(14) Exhibit incorporated by reference on Amendment Two to Form S-4 filed with the Securities and Exchange Commission on November 6, 2001
(15) Exhibit incorporated by reference on Amendment Three to Form S-4 filed with the Securities and Exchange Commission on November 16, 2001
(16) Exhibit incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on January 7, 2002
(17) Exhibit incorporated by reference on Post Effective Amendment filed with the Securities and Exchange Commission on January 30, 2002
(18) Filed herewith

                                   SIGNATURES

   In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INDUSTRIAL DATA SYSTEMS CORPORATION

Dated: March 28, 2002

                                               /s/ Michael L. Burrow, P.E.
                                          By: _________________________________
                                             Michael L. Burrow, P.E.,
                                             Chairman of the Board, Chief
                                              Executive Officer, Director

                                               /s/ William A. Coskey, P.E.
                                          By: _________________________________
                                             William A. Coskey, P.E.,
                                             President, Chief Operating
                                              Officer, Director

                                                   /s/ Hulda L. Coskey
                                          By: _________________________________
                                             Hulda L. Coskey,
                                             Chief Governance Officer,
                                              Secretary, Director

                                              /s/ Jimmie N. Carpenter, P.E.
                                          By: _________________________________
                                             Jimmie N. Carpenter, Director

                                                 /s/ David W. Gent, P.E.
                                          By: _________________________________
                                             David W. Gent, P.E., Director

                                                   /s/ Randall B. Hale
                                          By: _________________________________
                                             Randall B. Hale, Director

                                                  /s/ David C. Roussel
                                          By: _________________________________
                                             David C. Roussel, Director