Form 10-Q
period 2002-03-31
INDUSTRIAL DATA SYSTEMS CORP
filed 2002-05-10
CIK 933738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                   88-0322261
                                   ----------
                     (I.R.S. Employer Identification Number)



600 Century Plaza Drive, Suite 140, Houston, Texas                    77073-6033
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of March 31, 2002.

$0.001 Par Value Preferred Stock..............................  2,500,000 shares
$0.001 Par Value Common Stock................................. 22,861,199 shares

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                                                                        Page
                                                                                                                       Number
                                                                                                                       ------

Part I.           Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001...........................1

                  Condensed Consolidated Statements of Income for the Three Months
                  ended March 31, 2002 and March 31, 2001.................................................................2

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                  ended March 31, 2002 and March 31, 2001.................................................................3

                  Notes to Condensed Consolidated Financial Statements....................................................4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................................7

Part II.          Other Information

Item 1.           Legal Proceedings......................................................................................10

Item 2.           Changes in Securities..................................................................................10

Item 3.           Defaults Upon Senior Securities........................................................................11

Item 4.           Submission of Matters to a Vote of Security Holders....................................................11

Item 5.           Other Information......................................................................................11

Item 6.           Exhibits and Reports on Form 8-K.......................................................................11

                  Signature .............................................................................................12

Part I. Financial Information

Item 1. Financial Statements

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                March 31, 2002              December 31, 2001
                                                                                --------------              -----------------
                                                                                 (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash                                                                             $ 370,884                  $ 1,244,907
    Accounts receivable - trade, less allowance for doubtful accounts of
        approximately $209,000 for 2002 and $271,000 for 2001                       13,911,385                   14,908,069
    Inventory                                                                          650,709                      730,507
    Cost and estimated earnings in excess of billings on uncompleted
        contracts                                                                      712,281                      691,048
    Prepaid and other                                                                  671,878                      740,670
                                                                                  ------------                 ------------
         Total current assets                                                       16,317,137                   18,315,201
PROPERTY AND EQUIPMENT, net                                                          4,994,838                    5,123,115
OTHER ASSETS                                                                           328,700                      333,567
GOODWILL                                                                            14,514,367                   14,513,806
                                                                                  ------------                 ------------
         Total assets                                                              $36,155,042                  $38,285,689
                                                                                  ============                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $10,098,296                   $9,076,520
    Current portion - long term debt                                                 1,063,142                    1,357,228
    Billings and estimated earnings in excess of cost on uncompleted
        contracts                                                                      630,513                      777,712
    Notes payable                                                                      183,897                      398,974
    Preferred dividends payable                                                         50,000                            -
    Current portion - capital lease payable                                             50,795                       48,058
    Income taxes payable                                                               161,170                            -
                                                                                  ------------                 ------------
         Total current liabilities                                                  12,237,813                   11,658,492

    Long term debt, net of current portion                                           9,218,466                   12,131,582
     Capital lease payable, net of current portion                                     142,348                      149,665
                                                                                  ------------                 ------------
         Total liabilities                                                          21,598,627                   23,939,739

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
    2,500,000 shares outstanding                                                         2,500                        2,500
    Common stock, $.001 par value; 75,000,000 shares authorized;
    22,861,199 issued and outstanding                                                   22,862                       22,862
    Additional paid-in capital                                                      11,832,971                   11,832,971
    Retained earnings                                                                2,698,082                    2,487,617
                                                                                  ------------                 ------------
         Total stockholders' equity                                                 14,556,415                   14,345,950
                                                                                  ------------                 ------------
         Total liabilities and stockholders' equity                               $ 36,155,042                 $ 38,285,689
                                                                                  ============                 ============



 See accompanying notes to interim condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                               For The Three Months Ended March 31,
                                                                                2002                          2001
                                                                             ------------                ------------
    OPERATING REVENUES                                                       $ 20,702,727                $  5,953,906

    OPERATING EXPENSES:
         Direct costs                                                          17,478,606                   4,627,101
         Selling, general and administrative                                    2,444,228                     754,898
         Depreciation and amortization                                            220,390                      32,591
                                                                             ------------                ------------
                                                                               20,143,224                   5,414,590
                                                                             ------------                ------------
         Operating income                                                         559,503                     539,316

    OTHER INCOME (EXPENSE)
         Other income                                                             117,073                      14,630
         Interest income (expense)                                               (233,340)                    (17,227)
                                                                             ------------                ------------
                                                                                 (116,267)                     (2,597)
                                                                             ------------                ------------

    INCOME BEFORE PROVISION FOR INCOME TAXES                                      443,236                     536,719

    PROVISION FOR INCOME TAXES                                                    177,294                     198,500
                                                                             ------------                ------------

    NET INCOME                                                                    265,942                     338,219


    PREFERRED STOCK DIVIDENDS                                                      50,000                          --
                                                                             ------------                ------------

    EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                                $    215,942                $    338,219
                                                                             ============                ============

    BASIC AND DILUTED EARNINGS PER COMMON SHARE                              $       0.01                $       0.03
                                                                             ============                ============

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 22,861,199                  12,964,918
                                                                             ============                ============

 See accompanying notes to interim condensed consolidated financial statements.

                       INDUSTRIAL DATA SYSTEMS CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the Three Months Ended March 31,
                                                                                   2002                   2001
                                                                             ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $    265,942            $    338,219
     Adjustment for non-cash items                                                220,390                  32,591
     Changes in working capital, net                                            2,238,502                (434,479)
                                                                             ------------            ------------
             Net cash provided (used) by operating activities                   2,724,834                 (63,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment acquired                                             (112,883)               (117,715)
     Proceeds from sale of property                                                42,523                    --
                                                                             ------------            ------------
             Net cash used by investing activities                                (70,360)               (117,715)
                                                                             ------------            ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under line of credit                             24,179,355                    --
     Payments on line of credit                                               (26,955,906)                   --
     Short-term note repayments                                                      --                    (8,229)
     Lease borrowings (repayments)                                                (15,065)                   --
     Long-term borrowings (repayments)                                           (736,881)                153,620
                                                                             ------------            ------------
             Net cash provided (used) by financing activities                  (3,528,497)                145,391
                                                                             ------------            ------------
NET CHANGE IN CASH                                                               (874,023)                (35,993)

CASH, at beginning of period                                                    1,244,907                 242,592
                                                                             ------------            ------------
CASH, at end of period                                                       $    370,884            $    206,599
                                                                             ============            ============
SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                           $    153,044            $     17,227
     Income taxes paid                                                               --                   178,000

NON-CASH:
     Lease to finance equipment                                                      --                    50,000
     Accrual of preferred stock dividend declaration                               50,000

 See accompanying notes to interim condensed consolidated financial statements.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of Industrial Data Systems Corporation ("IDS" or the "Company"), included herein, are unaudited for the three-month period ended March 31, 2002 and 2001. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 2001 and 2000, which are included in the Company's annual report on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.   ACQUISITION

     The acquisition of Petrocon Engineering, Inc. (the "Merger") was consummated on December 21, 2001 with an effective date for accounting purposes of December 31, 2001. Through an indirect subsidiary, IDS acquired all the outstanding shares of stock of Petrocon Engineering, Inc. ("Petrocon") an engineering services company with offices along the Texas and Louisiana gulf coast in exchange for the issuance of 9,800,000 shares of IDS stock. None of Petrocon's earnings were included as part of IDS operations for 2001. Footnote 2 of the Form 10-K describes all subsidiaries.

3.   LINE OF CREDIT AND DEBT

     Effective December 31, 2001 as part of the Merger, IDS entered into a financing arrangement with Fleet whereby all of Petrocon's outstanding debt (the "Credit Facility" comprised of a line of credit and a term loan), was refinanced. The new loan agreement positions the Fleet debt as senior to all other debt and includes a line of credit limited to $15,000,000, subject to borrowing base restrictions and a term loan in the amount of $500,000. The Credit Facility is collateralized by substantially all the assets of the Company. At March 31, 2002, $6,118,000 was outstanding on the line of credit and $344,000 was outstanding on the term loan. Both the line of credit and the term loan mature on June 14, 2003. The interest rate on the line of credit is one-quarter of one percent plus prime (5.0 percent at March 31, 2002), and the commitment fee on the unused line of credit is
     0.375 percent. The interest rate on the term loan is one-half of one percent plus prime (5.25 percent at March 31, 2002). Monthly principal payments on the term loan plus interest commenced January 1, 2002 and continue until maturity. The remaining borrowings available under the line of credit as of March 31, 2002, were $3,217,000 after consideration of the borrowing base limitations. The Company's Credit Facility contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items. This Credit Facility replaced a revolving credit note that was collateralized with accounts receivable and inventory of the Company.

     As part of the Merger consideration, Petrocon's pre-Merger debt with Equus was reorganized, restructured and reduced. Equus agreed to exchange notes worth $9,700,000 including accrued interest for $2,500,000 in preferred stock, a payment of $2,000,000, a forgiveness of $2,200,000, and a new note for $3,000,000. The new note has interest at 9.5 percent per annum with interest

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     paid quarterly beginning February 15, 2002 and principal payments being repaid quarterly beginning August 15, 2002. This note is subordinated to the Company's loan with Fleet.


                                                                                (in thousands)
                                                                         March 31,           December 31,
                                                                           2002                  2001
                                                                         --------              --------
Fleet Credit Facility-
  Line of credit, prime plus 0.25% (5.00% at March 31,
     2002), maturing in 2003                                             $  6,118              $  8,894
  Term loan, interest at prime plus 0.50% (5.25% at  March 31,
     2002), due in monthly installments of $60,000, maturing
     through 2003                                                             344                   523
Equus-
  Note payable, interest at 9.5%, principal due quarterly in
     installments of $110,000, maturing through 2005                        3,034                 3,000
Vendors-
  Notes payable, interest at 8%, due monthly in
  decreasing amounts starting at $115,000, maturing
     through 2004                                                             785                 1,072
                                                                         --------              --------

                                                                           10,281                13,489
Less- current maturities                                                   (1,063)               (1,357)
                                                                         --------              --------
Long-term debt, net of current portion                                   $  9,218              $ 12,132
                                                                         ========              ========

     Current notes payable include a note which finances commercial insurance on a short-term basis, with a balance of $184,000 and $434,000 as of March 31, 2002 and December 31, 2001, respectively.

4.   ALLOCATION OF GOODWILL

     The Company's plan to pursue potential acquisitions of complementary businesses was realized on December 21, 2001 through its Merger with Petrocon. IDS entered into a letter of intent on April 3, 2001 to acquire, through merger with a wholly owned subsidiary, Petrocon Engineering, Inc., an engineering support services company with offices along the Texas and Louisiana gulf coast, in exchange for 9,800,000 shares of IDS, valued at $0.71 per share. The purchase price totaled $23,806,000. The transaction was financed by issuance of common stock valued at $6,637,000, net of registration costs, issuance of preferred stock with a liquidation value of $2,500,000 and assumption of debt totaling $13,737,000. The purchase resulted in the recognition of an intangible, goodwill, of $14,514,000.

     The initial business strategy of the combined company will focus on cross-marketing its engineering capabilities and, following a reduction in its debt burden, completing mergers and acquisitions in its engineering business. Since there is little overlap in the engineering customer bases of the two companies, there is considerable potential to enhance the internal growth of the combined company through cross-marketing. An intense marketing effort focused on those customers who are identified as most likely to buy the additional services offered through the combined company will be the highest priority.

              INDUSTRIAL DATA SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. The initial test for impairment, as of January 1, 2002, must be completed by the end of the second quarter of 2002. The Company is currently in the process of such valuation. Goodwill for the Company for the three months ended March 31, 2001 was $4,000. Net income for the first quarter of 2001, adjusted to exclude goodwill amortization, would have changed to $336,000 ($0.03 per share would have remained the same).

     The unaudited proforma combined historical results, as if Petrocon had been acquired at the beginning of fiscal 2001 as compared to the results of operations for 2002 are estimated to be:

(In thousands, except per share data)                      2002          2001
-------------------------------------                 ------------ -------------

Net sales                                                $20,703       $23,717
Net income from continuing
    operations                                               559         1,236
Net earnings per share from
    continuing operations - basic and diluted               0.01          0.02

     The proforma results presented above do not include amortization of the goodwill, but do include the reduction of forgiven and restructured interest expense on debt. The proforma results do not purport to be indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

5.   SEGMENT INFORMATION

     The Company operates in three business segments: (1) engineering consulting services primarily to major integrated oil and gas companies; (2) engineered systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, uninterruptible power systems and battery chargers; and (3) manufacturing of air handling equipment for commercial heating, ventilation and cooling systems. Sales and operating income set forth in the following table are the results of these segments. The amounts reported in the corporate segment include those activities that are allocated to the operating segments.

     Segment information for the three months ended March 31, 2002 and 2001, respectively, was as follows (in thousands)


                                     Engineering      Engineered
                 2002                  Services         Systems        Manufacturing    Corporate       Total
                 ----                  --------         -------        -------------    ---------       -----
    Net sales from external
          customers                   $ 17,875         $  2,287         $   541         $     -        $20,703
    Operating profit (loss)              1,461              174             (53)         (1,023)           559

                                     Engineering      Engineered
                 2001                  Services         Systems        Manufacturing    Corporate       Total
                 ----                  --------         -------        -------------    ---------       -----
    Net sales from external
          customers                   $  3,947         $  1,046         $   961         $     -        $ 5,954
    Operating profit (loss)                616              150              64            (291)           539

Item 2. Management's Discussion And Analysis And Results Of Operations

Forward-Looking Statements

     Certain information contained in this Form 10-Q Quarterly Report, the Company's Annual Report to Stockholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Quarterly Report on Form 10-Q.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

     On April 3, 2001, the Company entered into a non-binding letter of intent relating to a proposed Merger between a newly created subsidiary of the Company and Petrocon Engineering, Inc. The Merger was consummated on December 21, 2001 with an effective date for accounting purposes of December 31, 2001. The new Company will provide a broader range of services over a larger geographic area. The Merger has resulted in some immediate expenses relating to consolidation of the operations of the two companies; however, the Company believes that the long-term impact of the Merger will be beneficial to the Company. The Company filed current reports of Unscheduled Material Events on Form 8-K on January 7, 2002 and Form 8-K/A on March 5, 2002 describing the Merger. The result of operations in 2002 includes the newly merged entity.

Results of Operations

     The Company operates in three segments, the engineering services segment, the engineered systems segment, and the manufacturing segment. The following table sets forth, for the periods indicated, the appropriate percentages of sales generated by each of the operating segments.

                                          Percentage of Revenue
                                          ---------------------
                                    For the three months ended March 31,
        Operating Segment            2002                      2001
        -----------------            ----                      ----
           Engineering services      86.3  %                   66.3  %
           Engineered systems        11.0                      17.6
           Manufacturing              2.6                      16.1
                                    -----                     -----
              Total revenue         100.0  %                  100.0  %


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Total Revenue. Total revenue increased by $14,749,000 or 248% from $5,954,000 for the three months ended March 31, 2001, compared to $20,703,000 in 2002. Revenue from the engineering services segment, which comprised 86.3% of total revenue for the three months ended March 31, 2002, increased by $13,928,000 or 353%. The Petrocon companies generated revenues of $15,096,000 in the engineering services segment. Revenue from the engineered systems segment was $2,287,000, which comprised 11.0% of total revenue for the three months ended March 31, 2002, an increase of $1,241,000 or 119% over the same period in 2001. Of this increase, $1,501,000 resulted from the Petrocon Merger. Revenue generated by the manufacturing segment for the three months ended March 31, 2002 decreased by $420,000 or 44% from the same period in 2001. Due to the acquisition of Petrocon the manufacturing segment has become a smaller portion of total revenues, declining from 16.1% of total revenues for the three months ended March 31, 2001 to 2.6% for the three months ended March 31, 2002. The Company believes that the decline in revenues in both the manufacturing segment and the original IDS engineered systems segment is a result of the economic slowdown in the fourth quarter of 2001 and the first quarter 2002.

     Gross Profit. Gross profit increased by $1,897,000 or 143% from $1,327,000 for the three months ended March 31, 2001 to $3,224,000 for the same period in 2002. The gross margin as a percentage of total revenues decreased from 22.3% for the period ended March 31, 2001 to 15.6% for the same period in 2002. Although the decrease in gross margin occurred in every segment, the largest decrease came in the engineering services segment, which had a gross margin of 14.5% for the three months ended March 31, 2002, down from a gross margin of 21.0% for the same period in 2001. This decrease in gross margins occurred throughout the Company largely due to lower sales created by a sluggish national economy, particularly in the gas and energy related sector, the completion of lucrative lump-sum turnkey projects in the Houston division, and the impact of lower utilization rates in the Baton Rouge and Houston offices where the Company felt that short term retention of core staff members was necessary to meet longer-term objectives. Lower utilization rates, particularly in the Baton Rouge and Houston divisions, impacted margins negatively. The gross profit for the engineered systems segment decreased from 23.3% for the period ended March 31, 2001 to 21.5% for the same period in 2002. This decrease occurred due to the completion of several large lump sum projects and slow start for new projects in 2002 due to the sluggish economy. The manufacturing segment's gross margin generated in the period ended March 31, 2002 as compared to the same period in 2001 was $136,000 or 25.1% as compared to $256,000 or 26.6%.

     Other income and expenses. During the first quarter of 2002, the Company received a $110,000 settlement on its previous claim against a software provider whose product did not meet the expectations of the Company. There were no similar settlements in 2001. This increase in income was offset by the increase in interest expense. With the Merger, certain debt was assumed by the Company which increased interest expense from $17,000 to $233,000 from the first three months of 2001 as compared to the first three months of 2002.

     Net income. Net income after taxes decreased by $72,000 or 21% from $338,000 for the three months ended March 31, 2001 to $266,000 for the same period in 2002. As a percentage of total revenue, the net income percentage was 1.3% for the three months ended March 31, 2002 and 5.7% for same period in 2001.

Liquidity and Capital Resources

     Effective December 31, 2001 as part of the Merger, IDS entered into a financing arrangement with Fleet whereby all of Petrocon's outstanding debt (the "Credit Facility" comprised of a line of credit and a term loan), was refinanced. The new loan agreement positions the Fleet debt as senior to all other debt and includes a line of credit limited to $15,000,000, subject to borrowing base restrictions and a term loan in the amount of $500,000. The Credit Facility is collateralized by substantially all the assets of the Company. At March 31, 2002, $6,118,000 was outstanding on the line of credit and $344,000 was outstanding on the term loan. Both the line of credit and the term loan mature on June 14, 2003. The interest rate on the line of credit is one-quarter of one percent plus prime, and the commitment fee on the unused line of credit is 0.375 percent. The interest rate on the term loan is one-half of one percent plus prime. Monthly principal payments on the term loan plus interest commenced January 1, 2002 and continue until maturity. The remaining borrowings available under the line of credit as of March 31, 2002, were $3,217,000 after consideration of the borrowing base limitations. The Company's Credit Facility contains covenants, which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

     As of March 31, 2002, the Company's cash position was sufficient to meet its working capital requirements. EBITDA, earnings before interest, taxes, depreciation and amortization, for the three months ended March 31, 2002 was $780,000. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

     The Company's working capital was $4,079,000 and $6,657,000 at March 31, 2002 and December 31, 2001, respectively.

     As of March 31, 2002, IDS had long-term debt outstanding of $10,281,000. This long-term debt includes the Credit Facility of $6,118,000 on the line of credit and $344,000 on the term loan, both of which mature in June 2003, and becoming a current debt in the second quarter of 2002.

     Cash Flow

     Operating activities provided net cash totaling $2,725,000 and used net cash of $64,000 for the three months ended March 31, 2002 and 2001, respectively. Trade receivables decreased $997,000 since December 31, 2001. Inventory decreased by $80,000 for the same period.

     Investing activities used cash totaling $70,000 for the three months ended March 31, 2002 and $118,000 for the same period in 2001. The Company's investing activities that used cash during the period ended March 31, 2002 was for the purchase of property and equipment.

     Financing activities used cash totaling $3,528,000 for the three months ended March 31, 2002, including the repayment of the line of credit and long-term debt. Financing activities provided cash totaling $145,000 for the same period in 2001.

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

     If losses occur, IDS may not be able to meet the monthly fixed charge ratio covenant of the Fleet Credit Facility. In that event, if IDS is unable to obtain a waiver or amendment of the covenant, IDS may be unable to borrow under the Credit Facility and may have to repay all loans then outstanding under the Credit Facility.

     Asset Management

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $13,911,000 and $14,908,000 at March 31, 2002 and December 31, 2001, respectively. The number of days' sales outstanding in trade accounts receivable was 60 days and 79 days, respectively.

PART II. Other Information

Item 1. Legal Proceedings

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is currently party to legal proceedings that have been reserved for, are covered by insurance, or that, if determined adversely to us individually or in the aggregate, would not have a material affect on the Company's results of operations.

     Two claims in the 60th District Court of Jefferson County, Texas and the 14th District Court of Parish of Calcasieu, Louisiana, respectively, that involve alleged failure of contractual performance purportedly caused by faulty design. If the Company is found to have any liability, it believes that such liability would be covered by errors and omissions insurance, except for the deductible which was accrued in a prior period. Both of these cases are in the discovery phase. The Company believes that these lawsuits are without merit and plans to vigorously defend itself in both lawsuits.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

  a. Form 8-K

     During the quarter ended March 31, 2002 the Company filed a report on Form 8-K and a report on Form 8-K/A pertaining to the Merger with Petrocon Engineering, Inc., as follows:

     Form 8-K, Current Report of Unscheduled Material Events, filed on January 7, 2002, described the acquisition of Petrocon Engineering, Inc.

     Form 8-K/A, Current Report of Unscheduled Material Events, filed on March 5, 2002, contained the audited balance sheets of the business acquired as of December 31, 2000 and 1999 and the unaudited balance sheet as of September 30, 2001 and the audited related statements of operations, stockholders' equity (deficit) and cash flows for the three years ended December 31, 2000, 1999 and 1998 and the unaudited statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2001 and 2000. The Form 8-K/A also contained unaudited Pro Forma Combined Financial Data for IDS giving effect to the Merger.

  b. Exhibits

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INDUSTRIAL DATA SYSTEMS CORPORATION


Dated: May 9, 2002              By: /s/ Robert W. Raiford
                                   ---------------------------------------------
                                Robert W. Raiford, Chief Financial Officer,
                                Treasurer, and Assistant Secretary