Form 10-Q
period 2002-06-30
ENGLOBAL CORP
filed 2002-08-12
CIK 933738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 001-14217

                              ENGLOBAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                     Nevada
                        (State or, other Jurisdiction of
                          corporation or organization)

                                   88-0322261
                     (I.R.S. Employer Identification Number)


600 Century Plaza Drive,  Suite 140, Houston, Texas                  77073-6033
    (Address of Principal Executive Offices)                         (Zip Code)

                                 (281) 821-3200
              (Registrant's telephone number, including area code)

                       Industrial Data Systems Corporation
             (Former name, former address, and former fiscal year,
                         if changed since last report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of June 30, 2002.

$0.001 Par Value Preferred Stock                                2,588,000 shares
$0.001 Par Value Common Stock                                  22,861,199 shares

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                              Number
                                                                                              ------
Part I.           Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 2002 and
                  December 31, 2001                                                              1

                  Condensed Consolidated Statements of Income for the Three
                  Months ended June 30, 2002 and 2001 and for the Six Months
                  ended June 30, 2002 and 2001                                                   2

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  ended June 30, 2002 and 2001                                                   3

                  Notes to Condensed Consolidated Financial Statements                           4

Item 2.           Management's Discussion and Analysis of Financial Condition and

                  Results of Operations                                                          9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                    13

Part II.          Other Information

Item 1.           Legal Proceedings                                                             14

Item 2.           Changes in Securities                                                         14

Item 3.           Defaults Upon Senior Securities                                               14

Item 4.           Submission of Matters to a Vote of Security Holders                           14

Item 5.           Other Information                                                             15

Item 6.           Exhibits and Reports on Form 8-K                                              15

                  Signature                                                                     16


Part I.           Financial Information

Item 1.           Financial Statements

                              ENGlobal Corporation
                      Condensed Consolidated Balance Sheets

                                                                                 June 30, 2002          December 31, 2001
                                                                                 -------------          -----------------
                                                                                  (unaudited)
                                        ASSETS
CURRENT ASSETS:

    Cash                                                                              $ 68,969          $ 1,244,907
    Accounts receivable - trade, less allowance for doubtful accounts of
        approximately $287,000 for 2002 and $271,000 for 2001                       14,307,117           14,908,069
    Inventory                                                                          565,299              730,507
    Cost and estimated earnings in excess of billings on uncompleted
        contracts                                                                    1,276,673              691,048
    Prepaid and other                                                                  329,518              740,670
                                                                                   -----------          -----------
         Total current assets                                                       16,547,576           18,315,201

PROPERTY AND EQUIPMENT, net                                                          5,135,955            5,123,115

OTHER ASSETS                                                                           329,099              333,567
GOODWILL                                                                            14,521,406           14,513,806
                                                                                   -----------          -----------

         Total assets                                                              $36,534,036          $38,285,689
                                                                                   ===========          ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                           $8,963,645           $9,076,520
    Billings and estimated earnings in excess of cost on uncompleted
        contracts                                                                      713,807              777,712
    Current portion long-term debt                                                     904,156            1,357,228
    Current portion capital lease payable                                               52,000               48,058
    Notes payable                                                                        2,528              398,974
    Preferred dividends payable                                                         17,252                    -
    Income taxes payable                                                               467,030                    -
                                                                                   -----------          -----------
         Total current liabilities                                                  11,120,418           11,658,492

    Long-term debt, net of current portion                                          10,190,091           12,131,582
    Capital lease payable, net of current portion                                      129,854              149,665
                                                                                   -----------          -----------
         Total liabilities                                                          21,440,363           23,939,739

STOCKHOLDERS' EQUITY:

    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        2,588,000 issued and outstanding and 2,500,000 issued and outstanding
        in 2002 and 2001, respectively                                                   2,588                2,500
    Common stock, $.001 par value; 75,000,000 shares authorized;
        22,861,199 issued and outstanding                                               22,862               22,862
    Additional paid-in capital                                                      11,920,883           11,832,971
    Retained earnings                                                                3,147,340            2,487,617
                                                                                   -----------          -----------

         Total Stockholders' equity                                                 15,093,673           14,345,950
                                                                                   -----------          -----------

         Total liabilities and Stockholders' equity                               $ 36,534,036          $38,285,689
                                                                                  ============          ===========

 See accompanying notes to interim condensed consolidated financial statements.

                              ENGlobal Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                            For The Three Months Ended       For The Six Months Ended
                                                                     June 30,                        June 30,
                                                               2002             2001           2002            2001
                                                           ------------      ----------     -----------     -----------

   OPERATING REVENUES                                       $22,814,394      $5,149,490     $43,517,120     $11,103,396

   OPERATING EXPENSES
        Direct costs                                         18,862,197       3,715,135      36,340,803       8,342,236
        Selling, general and administrative                   2,704,322         866,269       5,148,549       1,621,166
        Depreciation and amortization                           187,919          66,603         408,309          99,196
                                                            -----------     -----------     -----------     -----------
        Total operating expenses                             21,754,438       4,648,007      41,897,661      10,062,598
                                                            -----------     -----------     -----------     -----------
        Operating income                                      1,059,956         501,483       1,619,459       1,040,798

   OTHER INCOME (EXPENSE)
        Other income                                             20,789          18,123         137,862          32,754

        Interest income (expense)                              (201,264)        (21,823)       (434,605)        (39,050)
                                                            -----------     -----------     -----------     -----------
        Total other income (expense)                           (180,475)         (3,700)       (296,743)         (6,296)
                                                            -----------     -----------     -----------     -----------

   INCOME BEFORE PROVISION FOR INCOME TAXES                     879,481         497,783       1,322,716       1,034,502

   PROVISION FOR INCOME TAXES                                   380,228         205,000         557,522         403,500
                                                            -----------     -----------     -----------     -----------

   NET INCOME                                                   499,253         292,783         765,194         631,002

   PREFERRED STOCK DIVIDENDS                                     50,000               -         105,472               -
                                                            -----------     -----------     -----------     -----------

   EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                $   449,253     $   292,783     $   659,722     $   631,002
                                                            ===========     ===========     ===========     ===========

   BASIC AND DILUTED EARNINGS PER COMMON SHARE              $      0.02     $      0.02     $      0.03     $      0.05
                                                            ===========     ===========     ===========     ===========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                22,861,199      12,964,918      22,861,199      12,964,918
                                                            ===========     ===========     ===========     ===========


 See accompanying notes to interim condensed consolidated financial statements.

                              ENGlobal Corporation
                  Condensed Consoliated Statement of Cash Flows
                                   (Unaudited)

                                                           For the Six Months Ended June 30,
                                                               2002                  2001
                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $   765,194            $ 631,002
     Adjustment for non-cash items                             391,057               70,655
     Changes in working capital, net                           775,873             (385,805)
                                                           -----------            ---------
             Net cash provided by operating activities       1,932,124              315,852

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment acquired                          (193,858)            (202,263)
     Proceeds from sale of property                             42,523                    -
                                                           -----------            ---------
             Net cash used by investing activities            (151,335)            (202,263)
                                                           -----------            ---------
CASH FLOW FROM FINANCING ACTIVITIES:
     Line of credit borrowings (repayments)                 (1,599,651)                   -
     Short-term note (repayments)                             (396,445)             (15,238)
     Lease borrowings (repayments)                             (26,355)                   -
     Long-term borrowings (repayments)                        (934,276)             (18,038)
                                                           -----------            ---------
             Net cash (used) by financing activities        (2,956,727)             (33,276)
                                                           -----------            ---------

NET CHANGE IN CASH                                          (1,175,938)              80,313

CASH, at beginning of period                                 1,244,907              242,592
                                                           -----------            ---------

CASH, at end of period                                     $    68,969            $ 322,905
                                                           ===========            =========
SUPPLEMENTAL DISCLOSURES:
     Interest paid                                         $   264,627            $  21,823
     Income taxes paid                                         102,536              235,000

NON-CASH:
     Lease to finance equipment                                      -               43,700
     Accrual of preferred stock dividend                       105,472                    -


 See accompanying notes to interim condensed consolidated financial statements.

                              ENGLOBAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of ENGlobal Corporation, formerly known as Industrial Data Systems Corporation ("ENGlobal" or the "Company"), included herein, are unaudited for the six-month periods ended June 30, 2002 and 2001. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 2001 and 2000, which are included in the Company's annual report on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.     ACQUISITION

       The acquisition of Petrocon Engineering, Inc. (the "Merger") was consummated on December 21, 2001 with an effective date for accounting purposes of December 31, 2001. Through an indirect subsidiary, the Company acquired all the outstanding shares of stock of Petrocon Engineering, Inc. ("Petrocon") an engineering services company with offices along the Texas and Louisiana gulf coast in exchange for the issuance of 9,800,000 shares of stock. None of Petrocon's earnings were included as part of operations for 2001. Footnote 2 of the Form 10-K describes all subsidiaries.

3.     NAME CHANGE

       On June 6, 2002 the stockholders voted on a proposal to amend the Articles of Incorporation to change the name of the Company from Industrial Data Systems Corporation to ENGlobal Corporation. The Company believes the new name reflects its broader capabilities and vision for future growth, providing a common identity, which will build name recognition and credibility among existing and potential customers.

4.     LINE OF CREDIT AND DEBT

       Effective December 31, 2001 as part of the Merger, ENGlobal entered into a financing arrangement with Fleet whereby all of Petrocon's outstanding debt (the "Credit Facility" comprised of a line of credit and a term loan), was refinanced. The new loan agreement positions the Fleet debt as senior to all other debt and includes a line of credit limited to $15,000,000, subject to borrowing base restrictions and a term loan in the amount of $500,000. The Credit Facility is collateralized by substantially all the assets of the Company. At June 30, 2002, $7,295,000 was outstanding on the line of credit and $165,000 was outstanding on the term loan. The interest rate on the line of credit is one-quarter of one percent plus prime (5.0 percent at June 30, 2002), and the commitment fee on the unused line of credit is 0.375 percent. The interest rate on the term loan is one-half of one percent plus prime (5.25 percent at June 30, 2002). Monthly principal payments on the term loan plus interest commenced January 1, 2002 and continue until maturity. The remaining borrowings available under the line of credit as of June 30, 2002, were $1,123,000 after consideration of the borrowing base limitations. The Company's Credit Facility contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items. This Credit Facility

                              ENGLOBAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



       replaced a revolving credit note that was collateralized with accounts receivable and inventory of the Company.

       An amendment to the Credit Facility was agreed upon between Fleet and the Company on July 31, 2002 whereby the maturity date of the line of credit and the term loan was extended to June 30, 2005. The amendment also includes more favorable advance rates on eligible accounts, increased sub-limits on fixed price contracts and foreign receivables and an interest rate reduction if certain fixed charge ratios are maintained. Had the amendment been in place at June 30, 2002, the remaining borrowings available under the line of credit would have increased by $1,676,000.

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

                                                                                           (in thousands)
                                                                                   June 30,  December 31,
                                                                                     2002        2001
                                                                                   -------   ------------
         Fleet Credit Facility-
           Line of credit, interest at prime plus 0.25% (5.00% at
              June 30, 2002), maturing in 2005                                     $ 7,295       8,894
           Term loan, interest at prime plus 0.50% (5.25% at  June 30,
              2002), due in monthly installments of $60,000, maturing
              through 2005                                                             165         523
         Equus-
           Note payable, interest at 9.5%, principal due
              quarterly in installments of $110,000, maturing through
              2005                                                                   3,000       3,000
         Vendors-
           Notes payable, interest at 8%, due monthly in
              decreasing amounts starting at $115,000, maturing
              through 2004                                                             634       1,072
                                                                                   -------     -------

                                                                                    11,094      13,489

         Less- current maturities                                                     (904)     (1,357)
                                                                                   -------     -------
         Long-term debt, net of current portion                                    $10,190     $12,132
                                                                                   =======     =======

       Current notes payable include a note which finances commercial insurance on a short-term basis, with a balance of $3,000 and $399,000 as of June 30, 2002 and December 31, 2001, respectively.

                              ENGLOBAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.     PREFERRED STOCK DIVIDENDS

       The Company's Series A Preferred Stock, $0.001 par value per share, is held by one shareholder, Equus II Incorporated. Dividends on outstanding shares of Series A Preferred Stock are payable annually on the last day of May beginning in 2002 at a rate of 8% of the liquidation amount which is $1.00 per share plus accrued and unpaid dividends. Dividends may be paid in cash or at the option of the Company, in shares for each share of outstanding Series A Preferred Stock. On May 31, 2002, the Company issued 88,000 shares of Series A Preferred Stock as a stock dividend plus $219 for fractional shares.

6.     ALLOCATION OF GOODWILL

       The Company's plan to pursue potential acquisitions of complementary businesses was realized on December 21, 2001 through its Merger with Petrocon. The Company entered into a letter of intent on April 3, 2001 to acquire, through Merger with a wholly owned subsidiary, Petrocon Engineering, Inc., an engineering support services company with offices along the Texas and Louisiana gulf coast, in exchange for 9,800,000 shares of the Company, valued at $0.71 per share. The purchase price totaled $23,806,000. The transaction was financed by issuance of common stock valued at $6,637,000, net of registration costs, issuance of preferred stock with a liquidation value of $2,500,000 and assumption of debt totaling $13,737,000. The purchase resulted in the recognition of an intangible, goodwill, of $14,521,000.

       The business strategy of the combined company focuses on cross-marketing its engineering capabilities and, following a reduction in its debt burden, completing mergers and acquisitions in its engineering business. Since there is little overlap in the engineering customer bases of the two companies, there is considerable potential to enhance the internal growth of the combined company through cross-marketing. An intense marketing effort focused on those customers who are identified as most likely to buy the additional services offered through the combined company has commenced.

       In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. The initial test for impairment, as of January 1, 2002, must be completed by the end of the second quarter of 2002. The Company has completed such valuation and no impairment has been incurred. Goodwill for the Company for the six months ended June 30, 2001 was $4,000. Net income for the second quarter of 2001 and the six months ended June 30, 2001, adjusted to exclude goodwill amortization, would have changed to $295,000 and $635,000, respectively ($0.02 per share and $0.05 per share, respectively, would have remained the same).

       The unaudited proforma combined historical results, as if Petrocon had been acquired at the beginning of fiscal 2001 as compared to the results of operations for the three months and six months ended June 30, 2002 are estimated to be:

                                                                 Three months ended June 30,      Six months ended June 30,
                (In thousands, except per share data)              2002              2001            2002            2001
                -----------------------------------------------  --------          --------       ---------        --------
                Net sales                                         $22,814           $21,704        $43,517         $ 45,421
                Net income from continuing operations                 499               405            765              742
                Net earnings per share from continuing
                    operations - basic and diluted                   0.02              0.02           0.03             0.03

                              ENGLOBAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




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

7.     FIXED FEE CONTRACTS

       Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2002 and December 31, 2001 (in thousands):

                                                            June 30,        December 31,
                                                              2002              2001
                                                           --------         -----------
Costs incurred on uncompleted contracts                    $ 10,374           $  7,293
Estimated earnings on uncompleted contracts                   1,972              1,091
                                                           --------           --------
Earned revenues                                              12,346              8,384
Less billings to date                                       (11,784)            (8,431)
                                                           --------           --------
Net cost and estimated earnings in excess (under)
  billings uncompleted contracts                           $    562           $    (47)
                                                           ========           ========
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                    $  1,276           $    731
Billings and estimated earnings in excess of costs on
  uncompleted contracts                                        (714)              (778)
                                                           --------           --------
Net cost and estimated earnings in excess (under)
  billings uncompleted contracts                           $    562           $    (47)
                                                           ========           ========


                              ENGLOBAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



8.     SEGMENT INFORMATION

       The Company operates in three business segments: (1) engineering consulting services primarily to major integrated oil and gas companies;
       (2) engineered systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, uninterruptible power systems and battery chargers; and (3) manufacturing of air handling equipment for commercial heating, ventilation and cooling systems. Sales and operating income set forth in the following table are the results of these segments. Segment operating profit (loss) is defined as profit (loss) before interest and income taxes. The amounts reported in the corporate segment include those activities that are allocated to the operating segments.

       Segment information for the three months ended June 30, 2002 and 2001, respectively, is as follows (in thousands)

                                     Engineering      Engineered
                                       Services         Systems        Manufacturing    Corporate          Total
                                     -----------      ----------       -------------    ---------         -------
2002 Net sales to
  external customers                  $18,625           $3,440           $  749           $     -         $22,814
Operating profit (loss)                 1,772              323               23            (1,058)          1,060

2001 Net sales to
  external customers                  $ 3,332           $  812           $1,005           $     -         $ 5,149
Operating profit (loss)                   555               64              138              (256)            501

       Segment information for the six months ended June 30, 2002 and 2001, respectively, is as follows (in thousands):

                                     Engineering      Engineered
                                       Services         Systems        Manufacturing    Corporate          Total
                                     -----------      ----------       -------------    ---------         -------
2002 Net sales to
  external customers                  $36,499           $5,728           $1,290           $     -         $43,517
Operating profit (loss)                 3,233              497              (30)           (2,081)          1,619

2001 Net sales to
  external customers                  $ 7,279           $1,858           $1,966           $     -         $11,103
Operating profit (loss)                 1,122              251              215              (547)          1,041

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

Overview

         On April 3, 2001, the Company entered into a non-binding letter of intent relating to a proposed Merger between a newly created subsidiary of the Company and Petrocon Engineering, Inc. The Merger was consummated on December 21, 2001 with an effective date for accounting purposes of December 31, 2001. The new Company provides a broader range of services over a larger geographic area. The Merger has resulted in some immediate expenses relating to consolidation of the operations of the two companies; however, the Company believes that the long-term impact of the Merger will be beneficial to the Company. The Company filed current reports of Unscheduled Material Events on Form 8-K on January 7, 2002 and Form 8-K/A on March 5, 2002 describing the Merger. The result of operations in 2002 includes the newly merged entity.

         On June 6, 2002 in a vote at the Annual Meeting, the stockholders overwhelmingly approved a proposal to amend the Articles of Incorporation to change the name of the Company from Industrial Data Systems Corporation to ENGlobal Corporation. The Company believes the new name reflects its broader capabilities and vision for future growth, providing a common identity, which will build name recognition and credibility among our existing and potential customers.

Results of Operations

         The Company operates in three segments, the engineering services segment, the engineered systems segment, and the manufacturing segment. The following table sets forth, for the periods indicated, the appropriate percentages of sales generated by each of the operating segments.

                                                     Percentage of Revenue
                                                     ---------------------
                              For the three months ended June 30,   For the six months ended June 30,
  Operating Segment                   2002      2001                       2002       2001
  -----------------                   ----      ----                       ----       ----
   Engineering services                81.6%    64.7%                       83.9%      65.6%
   Engineered systems                  15.1     15.8                        13.1       16.7
   Manufacturing                        3.3     19.5                         3.0       17.7
                                      -----    -----                       -----      -----
      Total revenue                   100.0%   100.0%                      100.0%     100.0%


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Total Revenue. Total revenue increased by $17,665,000 or 343% from $5,149,000 for the three months ended June 30, 2001, compared to $22,814,000 in 2002. Revenue from the engineering services segment, which comprised 81.6% of total revenue for the three months ended June 30, 2002, increased by $15,293,000 or 458%. The Petrocon companies generated revenues of $14,399,000 in the engineering services segment during the three months ended June 30, 2002.

         Revenue from the engineered systems segment was $3,441,000, which comprised 15.1% of total revenue for the three months ended June 30, 2002, an increase of $2,629,000 or 324% over the same period in 2001. Of this increase, $2,403,000 resulted from the Petrocon Merger.

         Revenue generated by the manufacturing segment for the three months ended June 30, 2002 decreased by $257,000 or 26% from the same period in 2001. Due to the acquisition of Petrocon, the manufacturing segment has become a smaller portion of total revenues, declining from 19.5% of total revenues for the three months ended June 30, 2001 to 3.3% for the three months ended June 30, 2002. The Company believes that the decline in revenues in the manufacturing segment is a result of the economic slowdown in the fourth quarter of 2001 continuing through the second quarter 2002.

         Gross Profit. Gross profit increased by $2,518,000 or 176% from $1,434,000 for the three months ended June 30, 2001 to $3,952,000 for the same period in 2002. The gross margin as a percentage of total revenues decreased from 27.9% for the period ended June 30, 2001 to 17.3% for the same period in 2002. The decrease in gross margin occurred in the engineering services and manufacturing segments, with the largest decrease in the engineering services segment, which had a gross margin of 16.6% for the three months ended June 30, 2002, down from a gross margin of 29.4% for the same period in 2001. This decrease in gross margins occurred due to the completion of lucrative lump-sum turnkey projects in the Houston division and the impact of lower utilization rates in the Baton Rouge and Tulsa offices. The Company felt that in the Baton Rouge area, short-term retention of core staff members was necessary to meet longer-term objectives. Lower utilization rates, particularly in the Baton Rouge and Tulsa divisions, impacted margins negatively. The Company instituted lay offs in Tulsa in the second quarter of 2002 in an attempt to ease the pressure of these lower utilization rates.

         The gross profit for the engineered systems segment increased from 18.3% for the period ended June 30, 2001 to 19.0% for the same period in 2002. This increase occurred due to the addition of a lucrative large lump sum project in the systems segment.

         The manufacturing segment's gross margin generated in the period ended June 30, 2002 as compared to the same period in 2001 was $210,000 or 28.0% as compared to $306,000 or 30.5%.

         Other income and expenses. During the second quarter 2002, ENGlobal's interest expense increased by $197,000 from $4,000 due to the assumption of certain debt as a result of the Merger.

         Net income. Net income after taxes increased by $206,000 or 71% from $293,000 for the three months ended June 30, 2001 to $499,000 for the same period in 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Total Revenue. Total revenue increased from $11,103,000 to $43,517,000 or 292% for the six months ended June 30, 2001 as compared to the same period in 2002. The largest segment, engineering services, contributed $36,500,000 or 83.9% of total revenues. The Merger with the Petrocon companies contributed $30,186,000 in revenues or 83% of the engineering services revenues during the six months ended June 30, 2002.

         The engineered systems segment increased revenues from $1,858,000 for the six months ended June 30, 2001 to $5,728,000 for the six months ended June 30, 2002 or a 208% increase. The impact of the Merger contributed $3,904,000 in revenues for the six months period ended June 30, 2002.

         The manufacturing division had revenues of $1,290,000 for the six months ended June 30, 2002 as compared to $1,967,000 for the same period last year. The decrease of $677,000 or 34% is the result of the economic downturn from the fourth quarter of 2001 continuing through the second quarter of 2002. Management feels that a slow recovery began during the second quarter and is improving.

         Gross Profit. Gross profit increased by $4,415,000 or 160% from $2,761,000 to $7,176,000 for the six months ended June 30, 2002 as compared to the same period last year. The gross margin as a percentage of revenues decreased from 24.9% to 16.5% for these two periods. The decrease in the gross margin in the engineering services segment from 24.8% for the six months ended June 30, 2001 to 15.6% for the six months ended June 30, 2002 is due to the completion of lucrative lump sum turnkey projects in the Houston division and lower utilization rates in the Baton Rouge, Houston, and Tulsa offices. The Company has instituted layoffs in Tulsa to ease the pressure of these lower utilization rates.

         The gross profit for the engineered systems segment decreased modestly from 21% to 20% for the six-month period ending June 30, 2001 and 2002. The manufacturing segment's gross profit declined from $562,000 to $346,000 with margins declining from 28.6% to 26.8% for the six months ended June 30, 2001 and 2002, respectively.

         Other income and expenses. During the six months ended June 30, 2002, the Company received a $110,000 settlement on its previous claim against a software provider whose product did not meet the expectations of the Company. There were no similar settlements in 2001. This increase in income was offset by the increase in interest expense from $39,000 to $435,000 from the first six months of 2001 as compared to the first six months of 2002. This increase occurred as a result of the Merger when certain debt was assumed by the Company.

         Net income. Net income after taxes increased from $631,000 for the six months ended June 30, 2001 to $765,000 for the six months ended June 30, 2002 or 21%.

Liquidity and Capital Resources

         Effective December 31, 2001 as part of the Merger, ENGlobal entered into a financing arrangement with Fleet whereby all of Petrocon's outstanding debt (the "Credit Facility" comprised of a line of credit and a term loan), was refinanced. The new loan agreement positions the Fleet debt as senior to all other debt and includes a line of credit limited to $15,000,000, subject to borrowing base restrictions and a term loan in the amount of $500,000. The Credit Facility is collateralized by substantially all the assets of the Company. At June 30, 2002, $7,295,000 was outstanding on the line of credit and $165,000 was outstanding on the term loan. The interest rate on the line of credit is one-quarter of one percent plus prime, and the commitment fee on the unused line of credit is 0.375 percent. The interest rate on the term loan is one-half of one percent plus prime. Monthly principal payments on the term loan plus interest commenced January 1, 2002 and continue until maturity. The remaining borrowings available under the line of credit as of June 30, 2002 were $1,123,000 after consideration of the borrowing base limitations. The Company's Credit Facility contains covenants, which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

         An amendment to the Credit Facility was agreed upon between Fleet and the Company on July 31, 2002 whereby the maturity date of the line of credit and the term loan was extended to June 30, 2005. The amendment also includes more favorable advance rates on eligible accounts, increased sub-limits on fixed price contracts and foreign receivables and an interest rate reduction if certain fixed charge ratios are maintained. Had the amendment been in place at June 30, 2002, the remaining borrowings available under the line of credit would have increased by $1,676,000.

         The Company must meet all financial covenants through the maturity date of the Credit Facility. Management believes the Company will remain in compliance with all loan covenants, although no assurances can be given.

         As of June 30, 2002, the Company's cash position was sufficient to meet its working capital requirements. EBITDA, earnings before interest, taxes, depreciation and amortization, for the six months ended June 30, 2002 was $2,028,000. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations. The Company's working capital was $5,427,000 and $6,657,000 at June 30, 2002 and December 31, 2001,
respectively.

         As noted above in the Result of Operations, some of the locations have experienced lower utilization rates that have impacted margins negatively. In an attempt to ease the pressure caused by lower utilization rates, the Company has instituted layoffs in Tulsa during the second quarter of 2002.

         As of June 30, 2002, ENGlobal had long-term debt outstanding of $11,094,000. This long-term debt includes the Credit Facility of $7,295,000 on the line of credit and $165,000 on the term loan, both of which mature on or before June 30, 2005.

         Cash Flow

         Operating activities provided net cash totaling $1,932,000 and $316,000 for the six months ended June 30, 2002 and 2001, respectively. Trade receivables decreased $601,000 since December 31, 2001. Inventory decreased by $165,000 for the same period.

         Investing activities used cash totaling $151,000 for the six months ended June 30, 2002 and $202,000 for the same period in 2001. The Company's investing activities that used cash during the period ended June 30, 2002 were for the purchase of property and equipment.

         Financing activities used cash totaling $2,957,000 for the six months ended June 30, 2002, including the repayment of the line of credit and long-term debt. Financing activities used cash totaling $33,000 for the same period in 2001.

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

         If losses occur, ENGlobal may not be able to meet the monthly fixed charge ratio covenant of the Fleet Credit Facility. In that event, if ENGlobal is unable to obtain a waiver or amendment of the covenant, the Company may be unable to borrow under the Credit Facility and may have to repay all loans then outstanding under the Credit Facility.

         Asset Management

         The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $14,307,000 and $14,908,000 at June 30, 2002 and December 31, 2001, respectively. The number of days' sales outstanding in trade accounts receivable was 60 days and 79 days, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of June 30, 2002 and December 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107 or SFAS No. 133. There are no investments at June 30, 2002 or December 31, 2001. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

         The Company has no market risk exposure in the areas of interest rate risk because there is no investment portfolio as of June 30, 2001. Currently the Company does not engage in foreign currency hedging activities nor is the Company exposed to currency exchange rate fluctuation.

PART II. Other Information

Item 1.  Legal Proceedings

         From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is currently party to legal proceedings that have been reserved for, are covered by insurance, or that, if determined adversely to the Company, individually or in the aggregate, would not have a material affect on the Company's results of operations.

         As reported in Form 10-Q for the quarterly period ended March 31, 2002 a claim filed in the 60th District Court of Jefferson County, Texas and a claim filed in the 14th District Court of Parish of Calcasieu, Louisiana, respectively, involved alleged failure of contractual performance purportedly caused by faulty design. If the Company is found to have any liability, it believes that such liability would be covered by errors and omissions insurance, except for the deductible which was accrued in a prior period. Both of these cases remain in the discovery phase. The Company believes that these lawsuits are without merit and plans to vigorously defend itself in both lawsuits.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders of the Company was held on June 6, 2002 at 10:00 a.m. at the corporate offices of the Company in Houston, Texas. A total of 21,438,878 shares of common stock, which is 93.78% of the shares outstanding on April 8, 2002 were represented at the meeting, either in person or by proxy. The stockholders approved three proposals, solicited by proxy. The vote tabulations follow:

1. The following directors were elected to serve until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

           DIRECTORS                     FOR        AGAINST     ABSTAIN
           ---------                     ---        -------     -------
   Michael L. Burrow, P.E.            21,331,299       0        107,579
   William A. Coskey, P.E.            21,331,299       0        107,579
   Hulda L. Coskey                    21,331,299       0        107,579
   David W. Gent, P.E.                21,329,299       0        109,579
   Jimmie N. Carpenter, P.E.          20,822,248       0        616,630
   David C. Roussel                   21,329,099       0        109,779
   Randall B. Hale                    21,331,299       0        107,579


2. Ratification of the appointment of Hein + Associates LLP as the Company's independent auditors.

                                         FOR        AGAINST     ABSTAIN
                                         ---        -------     -------
                                      21,431,234     4,060        3,584

3. Ratification of the Amendment to the Articles of Incorporation to change the name of Industrial Data Systems Corporation to ENGlobal Corporation.

                                         FOR        AGAINST     ABSTAIN
                                         ---        -------     -------
                                      21,385,286    48,655       4,937


     These were all the matters submitted to the Stockholders at the Annual Meeting.

Item 5.  Other Information

         During the second quarter 2002, the Company combined the business development efforts of its various subsidiaries into a corporate level Business Development department through an officer level position reporting directly to the Chief Executive Officer. The new Senior Vice President will be responsible for the coordination of the sales and marketing strategies among the Company's various operations. In an effort to standardize and streamline the business development and marketing efforts, a new marketing plan has already been developed and implemented which will directly and closely monitor the results of the business development team.

Item 6.  Exhibits and Reports on Form 8-K

     a.     Form 8-K

            During the quarter ended June 30, 2002 the Company did not file a report on Form 8-K.

     b.     Exhibits

     3.15 Amendment to Articles of Incorporation of Industrial Data Systems Corporation dated June 6, 2002 changing the name of the corporation to ENGlobal Corporation

     10.63 Second Amended and Restated Lease Agreement between Corporate Property Associates 4 and Petrocon Engineering, Inc. for Beaumont office space dated February 28, 2002

     10.64 Guaranty and Suretyship Agreement between Industrial Data Systems Corporation and Corporate Property Associates 4 dated April 26, 2002

     10.65  ENGlobal Corporation Incentive Bonus Plan dated June 12, 2002

     99.4   Charter of the Compensation Committee adopted June 6, 2002

     99.5   Audit Committee Charter adopted June 6, 2002

     99.6 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2002

     c.     Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENGlobal CORPORATION

Dated: August 8, 2002                   By:  /s/ Robert W. Raiford
                                             -----------------------------------
                                        Robert W. Raiford,
                                        Chief Financial Officer, Treasurer