Form 10-Q
period 2002-09-30
ENGLOBAL CORP
filed 2002-11-14
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14217

ENGLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or, other jurisdiction of
corporation or organization)

88-0322261
(I.R.S. Employer Identification Number)

600 Century Plaza Drive, Suite 140, Houston, Texas	77073-6033
(Address of Principal Executive Offices)	(Zip Code)
(281) 821-3200
(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of September 30, 2002.

$0.001 Par Value Common Stock	22, 861,199 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

		Page Number
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	1

	Condensed Consolidated Statements of Income for the Three Months ended September 30, 2002 and 2001 and for the Nine Months ended September 30, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	15

	Certifications	16

i

Part I. Financial Information

Item 1. Financial Statements

ENGLOBAL CORPORATION

CON DENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$89,967	$1,244,907
Accounts receivable—trade, less allowance for doubtful accounts of approximately $150,000 for 2002 and $271,000 for 2001	14,242,578	14,908,069
Inventory	615,982	730,507
Cost and estimated earnings in excess of billings on uncompleted contracts	1,224,972	691,048
Prepaid and other	189,508	740,670
Deferred tax asset	634,371	—

Total current assets	16,997,378	18,315,201
PROPERTY AND EQUIPMENT, net	5,369,035	5,123,115
OTHER ASSETS	324,370	333,567
NON CURRENT DEFERRED TAX ASSET	224,000	—
GOODWILL	13,121,406	14,513,806

Total assets	$36,036,189	$38,285,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,638,176	$9,076,520
Billings and estimated earnings in excess of cost on uncompleted contracts	402,131	777,712
Current portion long-term debt	728,680	1,357,228
Current portion capital lease payable	55,553	48,058
Notes payable	—	398,974
Preferred dividends payable	69,013	—

Total current liabilities	9,893,553	11,658,492
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	10,524,868	12,131,582
Capital lease payable, net of current portion	114,132	149,665

Total liabilities	20,532,553	23,939,739
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,588,000 issued and outstanding and 2,500,000 issued and outstanding in 2002 and 2001, respectively	2,588	2,500
Common stock, $.001 par value; 75,000,000 shares authorized; 22,861,199 issued and outstanding	22,862	22,862
Additional paid-in capital	11,920,883	11,832,971
Retained earnings	3,557,303	2,487,617

Total stockholders’ equity	15,503,636	14,345,950

Total liabilities and stockholders’ equity	$36,036,189	$38,285,689

See accompanying notes to interim condensed consolidated financial statements.

ENGLOBAL CORPORATION

CONDENS ED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001
OPERATING REVENUES	$23,509,392	$5,755,832	$67,026,512	$16,859,228
OPERATING EXPENSES
Direct costs	19,961,220	4,159,823	56,302,023	12,460,937
Selling, general and administrative	2,430,050	1,039,688	7,578,599	2,700,749
Depreciation and amortization	191,544	69,295	599,853	168,492

Total operating expenses	22,582,814	5,268,806	64,480,475	10,062,598

Operating income	926,578	487,026	2,546,037	1,529,050
OTHER INCOME (EXPENSE)
Other income (expense)	(1,395)	15,009	136,467	47,762
Interest income (expense)	(229,746)	(18,198)	(664,351)	(58,473)

Total other income (expense)	(231,141)	(3,189)	(527,884)	(10,711)

INCOME BEFORE PROVISION FOR INCOME TAXES	695,437	483,837	2,018,153	1,518,339
PROVISION FOR INCOME TAXES	233,714	177,000	791,236	580,500

NET INCOME	461,723	306,837	1,226,917	937,839
PREFERRED STOCK DIVIDENDS	51,760	—	157,233	—

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS	$409,963	$306,837	$1,069,685	$937,839

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.02	$0.05	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	22,861,199	12,964,918	22,861,199	12,964,918

See accompanying notes to interim condensed consolidated financial statements.

ENGLOBAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,226,917	$937,839
Adjustment for non-cash items	1,026,507	168,492
Changes in working capital, net	212,152	(1,121,819)

Net cash provided (used) by operating activities	2,465,576	(15,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(280,437)	(336,690)
Software development costs	(532,408)	—
Proceeds from sale of property	42,523	—

Net cash used by investing activities	(770,332)	(336,690)

CASH FLOW FROM FINANCING ACTIVITIES:
Line of credit borrowings (repayments), net	(1,108,530)	—
Short-term note (repayments)	(423,974)	282,563
Lease borrowings (repayments)	(38,523)	—
Long-term borrowings (repayments)	(1,279,167)	(36,129)

Net cash provided (used) by financing activities	(2,850,194)	246,434

NET CHANGE IN CASH	(1,154,940)	(105,744)
CASH, at beginning of period	1,244,907	242,592

CASH, at end of period	$89,967	$136,848

SUPPLEMENTAL DISCLOSURES:
Interest paid	$581,064	$58,854
State and federal income taxes paid	206,076	105,000
NON-CASH:
Lease to finance equipment	—	67,791
Accrual of preferred stock dividend	157,233	—

See accompanying notes to interim condensed consolidated financial statements.

ENGLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of ENGlobal Corporation, formerly known as Industrial Data Systems Corporation (“ENGlobal” or the “Company”), included herein, are unaudited for the nine month periods ended September 30, 2002 and 2001. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2001 and 2000, which are included in the Company’s annual report on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.	ACQUISITION

The acquisition of Petrocon Engineering, Inc. (the “Merger”) was consummated on December 21, 2001 with an effective date for accounting purposes of December 31, 2001. Through an indirect subsidiary, the Company acquired all the outstanding shares of stock of Petrocon Engineering, Inc. (“Petrocon”), an engineering services company with offices along the Texas and Louisiana gulf coast, in exchange for the issuance of 9,800,000 shares of common stock. None of Petrocon’s earnings were included as part of operations for 2001. Footnote 2 of the Form 10-K describes all subsidiaries.

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

Effective December 31, 2001, as part of the Merger, ENGlobal entered into a financing arrangement with Fleet Capital Corporation (“Fleet”) whereby all of Petrocon’s outstanding debt, the “Credit Facility”, (comprised of a line of credit and a term loan) was refinanced. The new loan agreement positions the Fleet debt as senior to all other debt and includes a $15,000,000 line of credit, subject to borrowing base restrictions, and a $500,000 term loan. The Credit Facility is collateralized by substantially all the assets of the Company. At September 30, 2002, $7,786,000 was outstanding on the line of credit and the term loan was paid off in full. The interest rate on the line of credit is one-quarter of one percent plus prime (5.0 percent at September 30, 2002), and the commitment fee on the unused line of credit is 0.375 percent. Monthly principal payments on the term loan plus interest commenced January 1, 2002 and continued until maturity. The remaining borrowings available under the line of credit as of September 30, 2002, were $2,788,000 after consideration of the borrowing base limitations. The Company’s Credit Facility contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items. This Credit Facility

ENGLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

replaced a revolving credit note that was collateralized with accounts receivable and inventory of the Company.

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

As part of the Merger consideration, Petrocon’s pre-Merger debt with Equus was reorganized, restructured and reduced. Equus agreed to exchange notes with a principal balance of $9,700,000, plus accrued interest, for $2,500,000 in preferred stock, a payment of $2,000,000, debt forgiveness of $2,200,000, and a new note for $3,000,000. The new note has interest at 9.5 percent per annum with interest paid quarterly beginning February 15, 2002 and principal payments being paid quarterly beginning August 15, 2002. This note is subordinated to the Company’s loan with Fleet.

	(in thousands)
	September 30, 2002	December 31, 2001
Fleet Credit Facility—
Line of credit, interest at prime plus 0.25% (5.00% at September 30, 2002), maturing in 2005	$7,786	$8,894
Term loan, interest at prime plus 0.50% (5.25% at September 30, 2002), matured September 2002.	—	523
Equus—
Note payable, interest at 9.5%, principal due quarterly in installments of $110,000, maturing through 2005	2,890	3,000
Vendors—
Notes payable, interest at 8%, due monthly in decreasing amounts starting at $115,000, maturing through 2004	578	1,072

	11,254	13,489
Less—current maturities	(729)	(1,357)

Long-term debt, net of current portion	$10,525	$12,132

The Company carries commercial insurance financed by short-term notes from October 1 to September 30, 2002. At December 31, 2001 the balance in notes payable for the insurance was $399,000. At September 30, 2002, the note had matured and the balance was $0.

ENGLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	PREFERRED STOCK DIVIDENDS

The Company’s Series A Preferred Stock, $0.001 par value per share, is held by one stockholder, Equus II Incorporated. Dividends on outstanding shares of Series A Preferred Stock are payable annually on the last day of May beginning in 2002 at a rate of 8% of the liquidation amount which is $1.00 per share plus accrued and unpaid dividends. Dividends may be paid in cash, or at the option of the Company, in shares of Series A Preferred Stock. On May 31, 2002, the Company issued 88,000 shares of Series A Preferred Stock as a stock dividend and paid $219 for fractional shares.

6.	ALLOCATION OF GOODWILL

The Company’s plan to pursue potential acquisitions of complementary businesses was realized on December 21, 2001 through its Merger with Petrocon. The Company entered into a letter of intent on April 3, 2001 to acquire, through Merger with a wholly owned subsidiary, Petrocon Engineering, Inc., an engineering support services company with offices along the Texas and Louisiana gulf coast, in exchange for 9,800,000 shares of the Company, valued at $0.71 per share. The purchase price totaled $23,806,000. The transaction was financed by issuance of common stock valued at $6,637,000, net of registration costs, issuance of preferred stock with a liquidation value of $2,500,000 and assumption of debt totaling $13,737,000. The purchase resulted in the recognition of an intangible, goodwill, of $13,121,000 and deferred tax assets (see Note 8).

The business strategy of the combined company focuses on cross-marketing its engineering capabilities and, following a reduction in its debt burden, completing mergers and acquisitions in its engineering business. Since there is little overlap in the engineering customer bases of the two companies, there is considerable potential to enhance the internal growth of the combined company through cross-marketing. The Company has commenced an intense marketing effort focused on those customers who are identified as most likely to buy the additional services offered through the combined company.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. The initial test for impairment, as of January 1, 2002, must be completed by the end of the second quarter of 2002. The Company has completed such valuation and no impairment has been incurred. Goodwill amortization for the Company for the nine months ended September 30, 2001 was $6,000. Net income for the third quarter of 2001 and the nine months ended September 30, 2001, adjusted to exclude goodwill amortization, would have changed to $309,000 and $944,000, respectively ($0.02 per share and $0.07 per share, respectively, would have remained the same).

The unaudited proforma combined historical results, as if Petrocon had been acquired at the beginning of fiscal 2001, as compared to the results of operations for the three months and nine months ended September 30, 2002, are estimated to be:

	Three months ended		Nine months ended
	2002	2001	2002	2001
	(In thousands, except per share data)
Net sales	$23,509	$23,695	$67,027	$68,738
Operating income	927	614	2,546	2,255
Net earnings per share from continuing operations—basic and diluted	0.02	0.00	0.05	0.03

ENGLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The foregoing proforma results do not include amortization of goodwill, but do include the reduction of forgiven and restructured interest expense on debt. The proforma results do not purport to be indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

7.	FIXED FEE CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
Costs incurred on uncompleted contracts	$11,918	$7,293
Estimated earnings on uncompleted contracts	2,394	1,091

Earned revenues	14,986	8,384
Less billings to date	(14,163)	(8,431)

Net cost and estimated earnings in excess (under) billings uncompleted contracts	$823	$(47)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,225	$731
Billings and estimated earnings in excess of costs on uncompleted contracts	(402)	(778)

Net cost and estimated earnings in excess (under) billings uncompleted contracts	$823	$(47)

8.	TAXES

At the time of the Merger, the Company benefited from Petrocon’s net operating loss carryforwards of approximately $1,000,000 in the calculation of current tax expense as of December 31, 2001. The Company had additional net operating loss carryforwards of approximately $3,530,000 subject to limitations on utilization due to prior ownership changes. The Company had established a valuation allowance on the entire net operating loss due to tax code ambiguity until further research was completed regarding the realization of this asset.

Based on the completion of the research and advice of tax counsel, the realization of this asset is available to the Company. The Company has net operating loss carryforwards of approximately $2,768,000 as of December 31, 2001 that is not limited. The valuation allowance has been reversed and a current deferred asset has been established for $1,176,000 and a non-current deferred tax asset has been established for $224,000 by reallocating the goodwill balance that was created at the time of the Merger. Previously recognized current year tax liability has been reclassified to offset the current deferred asset account reducing the balance to $634,000.

ENGLOBAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	SEGMENT INFORMATION

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

Segment information for the three months ended September 30, 2002 and 2001, respectively, is as follows (in thousands)

	Engineering Services	Engineered Systems	Manufacturing	Corporate	Total
2002 Net sales to external customers	$19,743	$3,130	$636	$—	$23,509
Operating profit (loss)	1,979	(13)	(35)	(1,005)	926

2001 Net sales to external customers	$3,848	$743	$1,165	$—	$5,756
Operating profit (loss)	433	(166)	212	8	487

Segment information for the nine months ended September 30, 2002 and 2001, respectively, is as follows (in thousands):

	Engineering Services	Engineered Systems	Manufacturing	Corporate	Total
2002 Net sales to external customers	$56,243	$8,858	$1,926	$—	$67,027
Operating profit (loss)	5,211	485	(65)	(3,085)	2,546

2001 Net sales to external customers	$11,127	$2,600	$3,132	$—	$16,859
Operating profit (loss)	1,427	(137)	307	(68)	1,529

Item	2. Management’s Discussion And Analysis And Results Of Operations

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, the Company’s Annual Report to Stockholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company’s future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and its management, identify forward-looking statements. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Quarterly Report on Form 10-Q.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s Consolidated Financial Statements including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

On April 3, 2001, the Company entered into a non-binding letter of intent relating to a proposed Merger between a newly created subsidiary of the Company and Petrocon Engineering, Inc. The Merger was consummated on December 21, 2001 with an effective date for accounting purposes of December 31, 2001. As a result of the Merger, the Company provides a broader range of services over a larger geographic area. The Merger resulted in some immediate expenses relating to consolidation of the operations of the two companies; however, the Company believes that the long-term impact of the Merger will be beneficial to the Company. The Company filed current reports of Unscheduled Material Events on Form 8-K on January 7, 2002 and Form 8-K/A on March 5, 2002 describing the Merger. The results of operations in 2002 include the operations of the merged entity.

On June 6, 2002, in a vote at the Annual Meeting, the stockholders approved a proposal to amend the Articles of Incorporation to change the name of the Company from Industrial Data Systems Corporation to ENGlobal Corporation. The Company believes the new name reflects its broader capabilities and vision for future growth, providing a common identity, which will build name recognition and credibility among its existing and potential customers. Effective June 16, 2002, the Company’s trading symbol for its common stock, traded on the American Stock Exchange, changed from IDS to ENG.

Results of Operations

The Company operates in three segments, the engineering services segment, the engineered systems segment, and the manufacturing segment. The following table sets forth, for the periods indicated, the appropriate percentages of sales generated by each of the operating segments.

	Percentage of Revenue
	Three months ended September 30,		Nine months ended September 30,
Operating Segment	2002	2001	2002	2001
Engineering services	84.0%	66.9%	83.9%	66.0%
Engineered systems	13.3	12.9	13.2	15.4
Manufacturing	2.7	20.2	2.9	18.6

Total revenue	100.0%	100.0%	100.0%	100.0%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total Revenue.    Total revenue increased by $17,754,000 or 308% from $5,755,000 for the three months ended September 30, 2001, compared to $23,509,000 in 2002. Revenue from the engineering services segment, which comprised 84.0% of total revenue for the three months ended September 30, 2002, increased by $15,895,000 or 413%. Of this increase, $16,850,000 or 106% was derived from Petrocon operations acquired in the Merger. Revenue of the pre-merger operations decreased from $3,517,000 to $2,943,000 or 16% resulting from the completion of a large lump-sum turnkey project in Houston and depressed economic conditions in Tulsa.

Revenue from the engineered systems segment was $3,130,000, which comprised 13.3% of total revenue for the three months ended September 30, 2002, an increase of $2,388,000 or 322% over the same period in 2001. Of this increase, $2,703,000, or 86%, was derived from operations acquired in the Merger.

Revenue generated by the manufacturing segment for the three months ended September 30, 2002 decreased by $529,000 or 45% from the same period in 2001. The Company believes that the decline in revenues in the manufacturing segment is a result of the economic slowdown that began in the fourth quarter of 2001 and is continuing throughout 2002. Due to the acquisition of Petrocon, the manufacturing segment has become a smaller portion of total revenues, declining from 20.2% of total revenues for the three months ended September 30, 2001 to 2.7% for the three months ended September 30, 2002.

Gross Profit.    Gross profit increased by $1,952,000 or 122% from $1,596,000 for the three months ended September 30, 2001 to $3,548,000 for the same period in 2002. The gross margin as a percentage of total revenues decreased from 27.7% for the period ended September 30, 2001 to 15.1% for the same period in 2002. The decrease in gross margin occurred in all segments. The engineering services segment had a gross margin of 15.6% for the three months ended September 30, 2002, down from a gross margin of 31.6% for the same period in 2001. This decrease in gross margins was primarily caused by the large number of on-site contracts for services within the Petrocon companies. Contracts of this type are bid with lower margins because they require less overhead expenses. In addition, the decrease in gross margins was due to the completion in the prior period of lucrative lump-sum turnkey projects in the Houston division and the impact of lower utilization rates in the Baton Rouge and Tulsa offices. Lower utilization rates, particularly in the Baton Rouge and Tulsa locations, impacted margins negatively. The Company instituted a reduction in force in Tulsa and later in Baton Rouge in an attempt to decrease the negative impact of these lower utilization rates. Depressed economic conditions in Baton Rouge and Tulsa affected these locations more than the Company’s other location.

The gross profit for the engineered systems segment increased from a loss of 3.3% for the period ended September 30, 2001 to a project of 10.5% for the same period in 2002. This increase occurred due to the more profitable operations added as a result of the Merger.

The manufacturing segment’s gross margin generated in the period ended September 30, 2002 as compared to the same period in 2001 was $148,000 or 23.3% as compared to $404,000 or 34.7%.

Other income and expenses.    During the third quarter 2002, ENGlobal’s interest expense increased by $211,000 from $18,000 due to the assumption of certain debt as a result of the Merger.

Net income.    Net income after taxes increased by $154,000 or 50% from $307,000 for the three months ended September 30, 2001 to $462,000 for the same period in 2002.

Nine months ended September 30, 2002 Compared to Nine months ended September 30, 2001

Total Revenue.    Total revenue increased from $16,859,000 to $67,027,000 or 298% for the nine months ended September 30, 2001 as compared to the same period in 2002. The largest segment, engineering services, contributed $56,243,000 or 83.9% of total revenues. The Merger with the Petrocon companies contributed $46,986,000 in revenues or 84% of the engineering services revenues during the nine months ended September 30, 2002. The pre-merger operations had a decrease in revenues from $11,127,000 to $9,257,000 or 17% resulting from the completion of a large lump-sum turnkey project in Houston and the depressed economic conditions in Tulsa.

The engineered systems segment increased revenues from $2,600,000 for the nine months ended September 30, 2001 to $8,858,000 for the nine months ended September 30, 2002 or a 241% increase. The operations acquired in the Merger contributed $6,607,000 or 75% in revenues for the nine month period ended September 30, 2002.

The manufacturing division had revenues of $1,925,000 for the nine months ended September 30, 2002 as compared to $3,132,000 for the same period last year. Of this decrease, $606,000 is the result of the economic downturn beginning in the fourth quarter of 2001 and continuing throughout 2002. Contributing to the decrease from last year was an unusually large revenue level in 2001. The 2001 revenue level was approximately $600,000 greater than normal primarily attributable to orders from municipal customers for the replacement of equipment damaged by Tropical Storm Alison earlier in the year. No similar situation occurred during 2002 and the anticipated third quarter 2002 recovery did not materialize.

Gross Profit.    Gross profit increased by $6,326,000 or 144% from $4,398,000 to $10,724,000 for the nine months ended September 30, 2002 as compared to the same period last year. The gross margin as a percentage of revenues decreased from 26.1% to 16.0% for these two periods. The gross margin in the engineering services segment decreased from 27.2% for the nine months ended September 30, 2001 to 15.6% for the nine months ended September 30, 2002. This decrease was primarily caused by the large number of on-site contracts for services within the Petrocon companies. Contracts of this type are bid with lower margins because they require less overhead expenses. In addition, the decrease in gross margins was due to the completion in the prior period of lucrative lump sum turnkey projects in the Houston division and lower utilization rates in the Baton Rouge, Houston, and Tulsa offices. The Company has instituted reduction in force in Tulsa and Baton Rouge to decrease the negative impact of these lower utilization rates.

The gross profit for the engineered systems segment increased from 15% to 17% for the nine month period ending September 30, 2001 and 2002. The manufacturing segment’s gross profit declined from $966,000 to $494,000 with margins declining from 30.9% to 25.7% for the nine months ended September 30, 2001 and 2002, respectively.

Other income and expenses.    During the nine months ended September 30, 2002, the Company received a $110,000 settlement on its claim against a software provider whose product did not meet the Company’s expectations. There were no similar settlements in 2001. The increase in income was offset by the increase in interest expense from $58,000 to $600,000 from the first nine months of 2001 as compared to the first nine months of 2002. This increase in interest expense occurred as a result of the assumption of debt in connection with the Merger.

Net income.    Net income after taxes increased from $938,000 for the nine months ended September 30, 2001 to $1,227,000 for the nine months ended September 30, 2002 or 31%.

Liquidity and Capital Resources

Effective December 31, 2001 as part of the Merger, ENGlobal entered into a financing arrangement with Fleet whereby all of Petrocon’s outstanding debt, the “Credit Facility”, (comprised of a line of credit and a term loan), was refinanced. The new loan agreement positions the Fleet debt as senior to all other debt and includes a $15,000,000 line of credit, subject to borrowing base restrictions, and a $500,000 term loan. The Credit Facility is collateralized by substantially all the assets of the Company. At September 30, 2002, $7,786,000 was outstanding on the line of credit and the term loan was paid off in full. The interest rate on the line of credit is one-quarter of one percent plus prime, and the commitment fee on the unused line of credit is 0.375 percent. Monthly principal payments on the term loan plus interest commenced January 1, 2002 and continued until maturity. The remaining borrowings available under the line of credit as of September 30, 2002 were $2,788,000 after consideration of the borrowing base restrictions. The Credit Facility contains covenants that require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

Fleet and the Company agreed on an amendment to the Credit Facility on July 31, 2002 whereby the maturity date of the line of credit and the term loan was extended to June 30, 2005. The term loan was subsequently paid in full. The amendment also includes more favorable advance rates on eligible accounts, increased sub-limits on fixed price contracts and foreign receivables and an interest rate reduction if certain fixed charge ratios are maintained.

A subsequent amendment to the Credit Facility effective September 30, 2002, increased the limits on annual capital expenditures and the ratio of senior debt to earnings before interest, taxes, depreciation, and amortization. The Company must meet all covenants through the maturity date of the Credit Facility. Management believes the Company will remain in compliance with all loan covenants, although no assurances can be given.

As of September 30, 2002, the Company’s cash position was sufficient to meet its working capital requirements. EBITDA, earnings before interest, taxes, depreciation and amortization, for the nine months ended September 30, 2002 was $3,146,000. Any future decrease in demand for the Company’s services or products would reduce the availability of funds through operations.

The Company’s working capital was $7,104,000 and $6,657,000 at September 30, 2002 and December 31, 2001, respectively. The increase in working capital result from a decrease in trade payables and notes payable and a reduction in current maturities of debt.

As noted above in the Results of Operations, some of the Company’s locations have experienced lower utilization rates negatively impacting the Company’s margins. In an attempt to ease the pressure caused by lower utilization rates, the Company completed reductions in force in Tulsa and Baton Rouge during the second and third quarters of 2002.

As of September 30, 2002, ENGlobal had long-term debt outstanding of $10,525,000. This long-term debt includes $7,786,000 on the line of credit granted under the Credit Facility, which matures on or before June 30, 2005.

Cash Flow

Operating activities provided net cash totaling $2,466,000 for the nine months ended September 30, 2002 and operating activities used cash totaling $15,000 for the nine months ended September 30, 2001. Trade receivables decreased $665,000 since December 31, 2001 due to improved timeliness of billings and shorter turn around in collection of receivables. Inventory decreased by $114,000 for the same period due to the utilization of work in process in the engineered systems segment.

Investing activities used cash totaling $770,000 for the nine months ended September 30, 2002 and $337,000 for the same period in 2001. The Company’s primary investing activities during 2002 are for the purchase and modification of a significant software system. The purchase of property and equipment occurred during both periods.

Financing activities used cash totaling $2,850,000 for the nine months ended September 30, 2002, including the repayment of the line of credit and long-term debt. Financing activities provided cash totaling $246,000 for the same period in 2001.

The Company believes that it has available necessary cash for the next 12 months. Cash and the availability of cash, could be materially restricted if circumstances prevent the timely internal processing of invoices into receivable accounts, if such accounts are not collected within 90 days of the original invoice date, or if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth. If any such events occur, the Company would be forced to consider alternative financing options.

If losses occur, ENGlobal may not be able to meet the monthly fixed charge ratio covenant of the Fleet Credit Facility. In that event, if ENGlobal is unable to obtain a waiver or amendment of the covenant, the Company may be unable to borrow under the Credit Facility and may have to repay all loans then outstanding under the Credit Facility. The Company believes it will be successful in obtaining a waiver or amendment of this covenant, but if unsuccessful, it will be forced to seek an alternative source of financing.

Asset Management

The Company’s cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $14,243,000 and $14,908,000 at September 30, 2002 and December 31, 2001, respectively. The number of days’ sales outstanding in trade accounts receivable was 58 days and 79 days, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002 and December 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107 or SFAS No. 133. There are no investments at September 30, 2002 or December 31, 2001. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company has no market risk exposure in the areas of interest rate risk because there is no investment portfolio as of September 30, 2001. Currently the Company does not engage in foreign currency hedging activities nor is the Company exposed to currency exchange rate fluctuation.

Item 4.    Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended as of a date within 90 days prior to the filing of this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company and its consolidated subsidiaries in connection with the Company’s filing of its quarterly report of Form 10-Q for the quarterly period ended September 30, 2002. There have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. In connection with the new rules, the Company is currently in the process of further reviewing and documenting the disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II.    Other Information

Item 1.    Legal Proceedings

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is currently party to legal proceedings that have been reserved for, are covered by insurance, or that, if determined adversely to the Company, individually or in the aggregate, would not have a material affect on the Company’s results of operations.

As reported in the Company’s Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002 claims were filed against the Company in the 60th District Court of Jefferson County, Texas in May, 1999 and in the 14th District Court of Parish of Calcasieu, Louisiana in December, 1998. Both claims involve alleged failure of contractual performance purportedly caused by faulty design. If the Company is found to have any liability, it believes that such liability would be covered by its errors and omissions insurance, except for the deductible which was accrued in a prior period. Both of these cases remain in the discovery phase. The Company believes that these lawsuits are without merit and plans to vigorously defend itself in both lawsuits.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a.    Form 8-K

During the quarter ended September 30, 2002 the Company did not file a report on Form 8-K.

b.    Exhibits

3.16	Restated Articles of Incorporation of ENGlobal Corporation dated August 8, 2002

10.66	Lease Agreement between Petrocon Engineering, Inc. and Mickey Phelan B Land L. P. dated July 25, 2002

10.67	Second Amendment to Second Amended and Restated Loan and Security Agreement between IDS Engineering and Subsidiaries and Fleet Capital Corporation dated July 31, 2002

10.68	Amendment to Intercreditor Agreement between Fleet Capital Corporation, Equus II Corporation and ENGlobal Corporation dated July 31, 2002

10.69	Fifth Amendment of Lease Agreement between IDS and C.C. Business Park Ltd. dated May 23, 2002.

c.    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGLOBAL CORPORATION

Dated: November 14, 2002
By:    /s/     ROBERT W. RAIFORD

Robert W. Raiford, Chief Financial Officer, Treasurer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael L. Burrow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ENGlobal Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of ENGlobal as of, and for, the periods presented in this report;

4.
EnGlobal’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including in consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

•
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and internal controls and procedures for financial reporting as of a date within 90 days prior to the filing date of this quarterly report September 30, 2002 (the “Evaluation Date”); and

•	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of ENGlobal Corporation’s board of directors:

•
All significant deficiencies in the design or operation of internal controls which could adversely affect ENGlobal’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

•	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
ENGlobal’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/     MICHAEL L. BURROW

Michael L. Burrow, Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert W. Raiford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ENGlobal Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of ENGlobal as of, and for, the periods presented in this report;

4.
EnGlobal’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including in consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

•
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and internal controls and procedures for financial reporting as of a date within 90 days prior to the filing date of this quarterly report September 30, 2002 (the “Evaluation Date”); and

•	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of ENGlobal Corporation’s board of directors:

•
All significant deficiencies in the design or operation of internal controls which could adversely affect ENGlobal’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

•	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
ENGlobal’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/    ROBERT W. RAIFORD

Robert	W. Raiford, Chief Financial Officer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 by ENGlobal Corporation, each of the undersigned hereby certifies that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

/S/ MICHAEL L. BURROW
Michael L. Burrow Chairman and Chief Executive Officer

/S/ ROBERT W. RAIFORD
Robert W. Raiford Treasurer and Chief Financial Officer