Form 10-K
period 2002-12-31
ENGLOBAL CORP
filed 2003-03-27
CIK 933738

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from        to

                         Commission File No. 001-14217
                             ENGlobal Corporation
            (Exact name of registrant as specified in its charter)

                      Nevada                   88-0322261
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)
             600 Century Plaza Drive,
             Suite 140, Houston, Texas         77073-6033
               (Address of principal
                executive offices)             (Zip code)

      Registrant's telephone number, including area code: (281) 821-7100

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                     Title of           Name of each exchange on
                    each class              which registered
                    ----------          ------------------------
             Common Stock, $0.001 par
                        value            American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                     None
   Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shortened period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b2 of the Act). Yes [_]   No [X]

   The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 10, 2003 was $11,744,487 (based upon the closing price for shares of common stock as reported by the American Stock Exchange on that date).

   The number of shares outstanding of the registrant's common stock on March 10, 2003 is as follows:

        $0.001 Par Value Common Stock......................... 22,861,199 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Responses to Items 10, 11, 12, and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003.

   Transitional Small Business Disclosure Format: Yes [_]       No [X]

================================================================================

                             ENGlobal Corporation
                        2002 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                             PART I
Item 1.  Business............................................................................  2
Item 2.  Properties.......................................................................... 13
Item 3.  Legal Proceedings................................................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders................................. 14

                                            PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............... 14
Item 6.  Selected Financial Data............................................................. 16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation 17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................... 27
Item 8.  Financial Statements and Supplementary Data......................................... 28
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure 52

                                            PART III
Item 10. Directors and Executive Officers of the Registrant.................................. 52
Item 11. Executive Compensation.............................................................. 52
Item 12. Security Ownership of Certain Beneficial Owners and Management...................... 52
Item 13. Certain Relationships and Related Transactions...................................... 52
Item 14. Controls and Procedures............................................................. 52

                                            PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................... 53
Signatures................................................................................... 58
Certifications............................................................................... 59

                                    PART I

            CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K ("Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries serve, the economy and about the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report:
(i) the effect of changes in laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering services organizations; (iv) the effect of increases and decreases in oil prices, (v) the inability to get parts from vendors (vi) the inability to renew its line of credit; and (vii) the effect of changes in the business cycle and downturns in local, regional and national economies. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

   The following summary is qualified in its entirety by, and should be read in connection with the more detailed information contained herein and in the Company's Consolidated Financial Statements, and the Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Item 1.  Business

General

   ENGlobal Corporation ("ENGlobal" or "the Company") was initially incorporated under the name of Industrial Data Systems Corporation ("IDSC") in the State of Nevada in June 1994. On June 6, 2002, following an affirmative vote at the Annual Meeting of Stockholders to amend the Articles of Incorporation, the name of the Company was changed from Industrial Data Systems Corporation to ENGlobal Corporation. Effective June 16, 2002, the Company's trading symbol for its common stock, traded on the American Stock Exchange, changed from IDS to ENG.

   ENGlobal is a leading provider of engineering services and engineered systems principally to the petroleum refining, petrochemical, pipeline and process industries throughout the United States and internationally. ENGlobal's multi-disciplined staff develops projects from the feasibility studies during the initial planning stage through the detailed design, procurement, and construction management stages, while also supplying automation, control, and uninterruptible electrical power systems to its clients worldwide.

   In January 2003, in an effort to streamline its organizational structure and increase name recognition, the organization restructured, whereby many of the Company's wholly owned subsidiaries adopted the ENGlobal name. The name ENGlobal was chosen to communicate the core engineering disciplines that the company is built upon while also being reflective of the global range of services available through the strength of its subsidiaries.

   ENGlobal currently owns and operates, either directly or indirectly, the following wholly-owned subsidiaries:

Engineering services group:                           Formerly known as:
 ENGlobal Engineering, Inc. ("EEI")                   Petrocon Engineering, Inc. ("Petrocon")
 IDS Engineering, Inc. dba ENGlobal Engineering, Inc. IDS Engineering, Inc. ("IED")
   ("IEI")
 RPM Engineering Inc. dba ENGlobal Engineering, Inc.  RPM Engineering, Inc. ("RPM")
   ("RPM")
 ENGlobal Construction Resources, Inc. ("ECR")        Petrocon Construction Resources, Inc. ("PCR")

Engineered systems group:
 ENGlobal Systems, Inc. ("ESI")                       Petrocon Systems, Inc. ("PSI")
 ENGlobal Constant Power, Inc. ("ECP")                Constant Power Manufacturing, Inc. ("CPM")
 ENGlobal Technologies, Inc. ("ETI")                  Petrocon Technologies, Inc. ("PTI")

Manufacturing:
 Thermaire, Inc. dba Thermal Corporation ("Thermal")  No change

   ENGlobal Corporation is also the parent of ENGlobal Corporate Services, Inc., the administrative and financing subsidiary formerly known as Industrial Data Systems, Inc. Additionally, the following three non-operating subsidiaries were dissolved in the State of Texas at December 31, 2002: Alliance Engineering Associates, Inc., Petrocon, Inc., and Triangle Engineers and Constructors, Inc. Articles of Dissolution for Triangle Engineers and Constructors, Inc. are currently pending in the State of Louisiana.

   From 1998 through 2002, our net revenue has grown by a compound annual growth rate of 232% and our net income has grown at a compound annual growth rate of 227%. We have accomplished this through both internal growth and through our acquisition strategy to diversify the scope of our services and our geographic presence. We now have offices strategically located in Texas, Louisiana, and Oklahoma and provide inspection services throughout the United States.

   The Company has never filed for protection under the bankruptcy protection act, nor has the Company, or any of its assets, been in receivership or any other similar proceedings.

Acquisitions and Sales

   We have grown our business over the past several years, through both internal initiatives and strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and/or the range of services we provide our clients; and (ii) provide access to new geographic areas. We expect to continue evaluating and assessing acquisition opportunities to further complement our existing asset base. We believe acquisitions will enable us to efficiently serve the technical needs of national and international clients and strengthen our financial performance. We also, from time to time, sell assets when deemed less strategic or as other conditions warrant.

   In December 2001, ENGlobal acquired Petrocon Engineering, Inc. ("Petrocon"), a privately held Texas corporation that commenced operations in 1988. ENGlobal issued 9,800,000 shares of ENGlobal common stock, valued at $0.71 per share, in return for 100% of Petrocon's outstanding common stock. The purchase price totaled approximately $23,806,000 including transaction costs of $932 thousand. The transaction was financed by issuance of common stock valued at $6,637,000, net of registration costs, issuance of preferred stock with a liquidation value of $2,500,000 and assumption of debt totaling approximately $13,737,000. The consummation of the merger (the "Merger") was on December 21, 2001 and was accounted for as a purchase transaction for accounting purposes with an effective date of December 31, 2001. Accordingly, the results of operations of Petrocon are included in the consolidated statement of income for the year ended December 31, 2002, but are not included in the consolidated statement of income for the year ended December 31, 2001. See additional details in the Selected Financial Data, Management Discussion and Analysis of Financial Condition and Results of Operation, and the Financial Statements sections of this Report on Form 10-K.

   In November 2002, the Company announced that it had reached an agreement in principle to sell Thermal Corporation ("Thermal"); however, the buyer was unable to secure adequate financing. The Company continues to explore alternatives to dispose of non-performing assets in the business to improve our strategic focus as well as our balance sheet.

Business Segments

   Our three business segments and their respective contributions to our total sales in 2002, 2001, and 2000 are summarized in the following table:

                                          Percentage of Sales
                                          -------------------
                                           2002   2001   2000
                                          -----  -----  -----
                 Segment:
                    Engineering Services.  81.9%  64.5%  63.3%
                    Engineered Systems...  15.4%  16.2%  16.5%
                    Manufacturing........   2.7%  19.3%  20.2%
                                          -----  -----  -----
                                          100.0% 100.0% 100.0%

  Engineering Services

   Of ENGlobal's three operating segments, the predominant segment, engineering services, provided 81.9% of the revenue and 80.9% of the gross profit for 2002. The engineering services segment is comprised of four companies: ENGlobal Engineering, Inc., formerly Petrocon, ("EEI"), IDS Engineering, Inc. dba ENGlobal Engineering, Inc. ("IDS"), RPM Engineering, Inc. dba ENGlobal Engineering, Inc. ("RPM"), and ENGlobal

Construction Resources, Inc. ("ECR"). EEI and RPM provide services primarily to the downstream petroleum refining and petrochemical industry, such as refineries and processing plants. IDS services the upstream pipeline industry. ECR primarily provides inspection services to industrial plants throughout the United States.

  Engineered Systems

   The engineered systems segment is responsible for approximately 15.4% of the total revenue contributing 15.5% of the gross profits.

   Two companies comprised the systems segment during 2002, ENGlobal Systems, Inc. ("ESI") and ENGlobal Constant Power, Inc. ("ECP"). ESI, a Texas Corporation, was formed in 1991 under the name of Petrocon Systems, Inc. and acquired in 2001 as part of the Merger. ESI designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications, principally in various energy and processing related industries. ECP is a Texas corporation formed in June 1989, and was purchased in 1998. ECP fabricates industrial grade uninterruptible electrical power systems and battery chargers. ENGlobal Technologies Inc. ("ETI"), a wholly owned subsidiary that was non-operational prior to 2003, provides products and services supporting the advanced automation and environmental technology fields. ETI supports a wide range of continuous processes, serving the oil and gas industry, pulp and paper industry, pharmaceutical industry, and petrochemical and chemical industries.

  Manufacturing

   The manufacturing segment consists of one wholly owned subsidiary, Thermaire, Inc. dba Thermal Corp. ("Thermal") that provided approximately 2.7% of the Company's revenue and 3.6% of the gross profits for 2002. Thermal, a Texas corporation formed in 1992, which manufactures air-handling equipment for commercial heating, ventilation, and cooling systems was acquired by the Company in 1997.

SEC Filings

   We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You can read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information about the operations of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains information we file electronically with the SEC, that can be accessed over the Internet at www.sec.gov. Our Common Stock is listed on the American Stock Exchange (AMEX:
ENG), and you can obtain information about us at the offices of the American Stock Exchange, 86 Trinity Place, New York, New York 10006-1872 or at their website www.amex.com.

Website Information

   You can access financial and other information at our website. The URL address is www.englobal.com. On our website, we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission.

Products and Services

  Engineering Services

   The engineering services segment has traditionally offered engineering consulting services primarily to the petroleum refining, petrochemical, and pipeline and process industries for the development, management and turnkey execution of engineering projects. As a result of the Merger, the Company is able to offer its expertise to a broader range of industrial clients. The engineering services segment handles both modifications to existing facilities and new construction projects. The predominant type of contract is the blanket services contract that typically provides ENGlobal's clients with engineering, procurement and project management services on a time and materials basis. Capital projects are also executed for the Company's clients on a full service, turnkey basis. The engineering staff has the capability of developing a project from the initial planning stages through the detailed design and construction management. The services provided include conceptual studies, project definition, cost estimating, engineering design, and material procurement, in addition to project and construction management. These services are performed for major energy-related firms on facilities that include chemical plants, crude oil refineries, electric power generation facilities, cross-country pipelines, pipeline pump stations, and gas compressor facilities. The engineering services segment offers its clients a wide range of services from a single source provider.

   Effective with the Merger, the engineering services segment operates via an internal virtual network, and is developing the capability whereby the employees in any location, such as Tulsa, Baton Rouge or Lake Charles, can work on any projects housed in Beaumont or Houston. This capability provides a depth and breadth of expertise available to the client that was made possible as a result of greater resources pursuant to the Merger.

  Engineered Systems

   ESI designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications, principally in various energy and processing related industries. ESI's control and instrumentation systems are custom designed and include both conventional pneumatic and hydraulic control systems and sophisticated electronic, microprocessor-based controls employing programmable logic. Typical applications for ESI's control and instrumentation systems include oil and gas production safety systems, refinery, petrochemical and chemical plant controls, analyzer packaging, fire and gas detection systems, pipeline compressor station controls, data acquisition systems, control systems for oil and gas wells, engine and gas turbine driven compressors, pumps boilers and heaters, and processing equipment. All facets of control and instrumentation system design, engineering, assembly and testing are performed in-house by ESI. And ESI's full-service field installation and technical staff perform complete electrical and instrumentation installation projects, start-up and commissioning services, modifications to existing systems, on-site training and routine maintenance procedures for client operating personnel.

   ECP, a thirteen-year old company is established in the industrial and commercial power backup and conditioned power systems marketplace. Both standard and custom-designed products and systems are fabricated and sold in a wide array of power ranges that include: battery chargers, battery monitoring systems, DC power supplies, DC/AC inverters, uninterruptible power systems
(UPS), power distribution systems and solar photo-voltaic systems, providing field service support for installation and maintenance of these products. Most of the products are made pursuant to specifications required for a particular order. A new product line of switch-mode battery chargers was introduced in mid-1999. These chargers have been readily accepted where physical size constraints and heat are design factors. During 2001, ECP began to provide explosive proof enclosures for hazardous area requirements. Refineries, petrochemical plants, utilities, offshore platforms and other commercial, industrial and governmental facilities across the United States utilize the products sold by ECP.

   In 2001, ECP phased out activities related to the manufacturing and service of specialized industrial microcomputer systems to existing customers.

   ETI was reactivated and began operations in January 2003 offering advanced automation services including automation technology audits, consulting, advanced process controls and process computer services, multivariable control, optimization (on-line and off-line), neural net applications, operator training simulators, expert systems and on-site support. ETI supports the environmental technology field by providing predictive emissions monitoring (PEMS), Hybrid Low NOx, CEMS (continuous emissions monitoring system) leasing, FlareMon(R) (flare monitoring system), and air emissions consulting. The Hybrid Low NOx process is a technology for power cogeneration and certain process industry systems, offering innovative and cost-effective technology for reducing oxides of nitrogen from stationary internal combustion engines and other combustion sources in the power and hydrocarbon processing industries.

  Manufacturing

   The manufacturing segment, comprised solely of Thermal, has manufactured quality air handling equipment since 1945. Thermal also reserves production capacity to accomplish premium, expedited deliveries of two or four weeks, when necessary. Thermal is well known for its design and manufacturing expertise and flexibility, which are often required to meet the special needs for custom installations.

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

Product Development

  Engineering Services

   Engineering services continues to provide consulting services primarily to the energy industry as its core business. There are approximately seventy blanket service contracts in place in which clients are furnished with service on a time and materials basis or fixed fee contracts for turnkey services. The Company has offices in Baton Rouge and Lake Charles, Louisiana, Beaumont and Houston, Texas and Tulsa, Oklahoma. During 2002 and 2001, the engineering services segment continued to grow geographically throughout the United States and into international markets.

   ENGlobal developed a standard meter skid package and began to market it in 2001 but determined that clients preferred uniquely designed, custom made meter skids. The Company continues to provide quality custom meter skids to its clients.

   As part of its implementation plan to increase its range of engineering capabilities and to market its services to downstream industries such as the petroleum refining, petrochemical and process industries, ENGlobal acquired Petrocon, headquartered in Beaumont, Texas effective as of December 21, 2001. (See further discussion in "Business Strategy")

  Engineered Systems

   With the Merger, ESI, a subsidiary of Petrocon, joined ENGlobal in the systems segment. ESI designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications, principally in various energy and processing related industries. ESI's control and instrumentation systems are custom designed and include both conventional pneumatic and hydraulic control systems and sophisticated electronic, microprocessor-based controls employing programmable logic. ESI's control systems unit does not produce products for inventory and purchases components for its systems on an as-needed basis.

   ECP began including its USGS Intellicharger(TM) product line of microprocessor controlled battery chargers as an integral component into major power systems. The Intellicharger is now included in a majority of ECP system units that contain battery chargers.

  Manufacturing

   In 2001, the Company made additional capital commitments for the replacement of a variety of older equipment used on its production line in an attempt to improve its competitive position. The HVAC industry as a whole experienced a significant downturn for the year 2002; unitary shipments were down over 10% nationwide. No new products were developed or introduced at Thermal during 2002.

Competition

  Engineering Services

   The market for engineering services and systems is highly competitive. We compete with many other organizations that are small local firms and firms that are substantially larger and have greater financial and other resources available. The engineering services segment competes with a large number of other firms of all sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Typical engineering competitors include (in alphabetical order): CDI Engineering Group, Contact Engineering, GDS Engineering, Jacobs Engineering Group, Matrix Engineering, Mustang Engineering, S&B Engineering, TAG, and TAS.

   Competition in the engineering services segment is primarily centered on performance and the ability to provide the engineering, planning, and project execution skills required to complete projects in a timely and cost efficient manner. Larger projects, especially international work, appears to be trending toward pricing alternatives designed to shift to the service provider, or requiring the service provider to at least share in, the risks of cost overruns and inefficiencies in the delivery of services. These alternatives include fixed-price, guaranteed maximum price, incentive fee, competitive bidding, and other "value based" pricing arrangements.

  Engineered Systems

   In its engineered systems segment, the emphasis that both clients and the Company place on pricing tends to vary with cyclical conditions in the oil and gas, petroleum and processing industries, with pricing becoming a more important factor during industry downturns. ESI's control systems and modular facilities compete with similar systems built by other companies, both larger and smaller, some of which compete primarily on the basis of pricing. Typical engineered systems competitors include (in alphabetical order): Aspen Tech, ICS/Triplex, Puffer Sweiven, PasTech, Scallon Controls, Honeywell, and Siemens.

   ECP's market is characterized by a small number of larger companies that dominate the bulk of the market, and a large number of similarly sized companies that compete for a limited share of the market. Companies that compete in the power systems arena are Custom Power, Inc., Goodall, Inc., LaMarche Mfg., Inc., and Powerware, Inc.

  Manufacturing

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

Business Strategy

   Our objective is to strengthen our position as a leading engineering and consulting services provider while enhancing the services we offer and growing our geographic presence. To achieve this objective, we have developed a strategy with the following key elements.

   Increase name recognition. To present a larger, less diluted image, increase name recognition and simplify its corporate structure, the Company has unified under the ENGlobal name. This objective was accomplished in January 2003 when the ENGlobal subsidiaries adopted the ENGlobal name, as described in
Part I, Item 1. Business, General.

   Enhance and strengthen capabilities of performing EPC. Much of the Company's business is repeat business and the source of new customers has been word-of-mouth referrals from existing customers, industry members, and manufacturing representatives. Engineering services' strategy is to increase revenues by developing and marketing the capability of performing full service turnkey or EPC (Engineering, Procurement and Construction) projects. This segment has traditionally been responsible for the engineering portion of its projects, which is normally between five to fifteen percent of the project's total installed cost. Services are primarily invoiced on a time and materials basis with labor rates times mark-up percentages or billing rates that are specified in client generated blanket services contracts. During 2002, the Beaumont office landed a large EPC project, which utilized a staff of about 35 engineers and designers. The contract calls for the Company to provide detailed engineering and technical services, on-site engineering and technical support for construction, system testing, and start-up activities. The construction phase is slated to begin in early 2003 with completion toward the end of 2003. The Company continues to actively bid such projects as opportunities allow.

   Expand and Enhance Technical Capabilities. The Company believes that it is important to develop its capabilities in 3D CADD design competence. To achieve this objective, ENGlobal purchased computer hardware and software in early 2003 to implement Integraph's SmartPlant 3D software, which is the next generation to PDS (plant design system). This acquisition should enhance our marketing position strategically with many customers along the Texas Gulf Coast.

   In addition, due to intensifying environmental regulations, management believes that the contract to distribute Hybrid Low NOx technology, inherited from Petrocon with the Merger, may become very attractive to prospects. Presentations are scheduled during 2003 to introduce and market the process around the country. Hybrid Low NOx is a process that reduces emissions from processing plants. ENGlobal Technologies, Inc., previously a non-operational subsidiary, will market the Hybrid Low NOx process and other environmental processes along with advanced automation capabilities.

   Capitalize on the Petrocon Merger. The Merger with Petrocon initially focused on cross-marketing its engineering capabilities. Since there is little overlap in the engineering customer bases of the companies, there is considerable potential to enhance the internal growth of the combined company. An intense marketing effort focusing on those customers who are identified as most likely to buy the additional services offered through the combined company is underway. Selling points include:

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

  . Construction management and inspection services previously not available to ENGlobal; and

  . The potential for enhancing the market coverage for ECP's UPS products through joint sales efforts with ENGlobal Systems, Inc. and through over 440 personnel outsourced into plants in the ENGlobal organization.

   Maintain High Quality Service. To maintain high quality service the Company focuses on being responsive to the customer, working diligently and responsibly to maintain schedules and budgets. The Company's quality control and assurance program establishes standards and procedures for performance and documentation and audits and monitors compliance with procedures and quality standards.

   Continue to recruit and retain qualified personnel. We believe recruiting and retaining qualified, skilled professionals is crucial to our success and growth. As a result, ENGlobal has created a staffing organization that specifically recruits for the petro-chemical industry. Inter-company recruiting has been their major focus in 2002.

   Improve the strategic focus by selling Thermal. In November 2002, the Company announced that it reached an agreement in principle to sell Thermal Corporation to Pivot Group LLC of Houston. The potential sale would benefit ENGlobal by improving our strategic focus as well as our balance sheet. ENGlobal has contracted with Pivot to provide short-term dedicated management services to Thermal, pending closing of the transaction. The Company believes that Thermal will benefit from the guidance of dedicated management. The sale of these assets is part of our strategy to dispose of assets that are not considered core assets for our future.

Sales and Marketing

   The Company's various subsidiaries derive revenues primarily from in-house direct sales and from its network of sales representatives. Sales representatives are teamed with in-house sales managers and are assigned to territories within the United States. Management believes that this method of selling leads to increased account penetration, proper management of its products, and enhanced customer service, which creates and maintains the foundation for long-term relationships with its customers. The Company's past and future growth depends in large measure on its ability to attract and retain qualified sales representatives and sales management personnel. Management is of the opinion that its in-house marketing and selling of its products allows for more freedom and control, thus increasing profitability.

   The Company's subsidiaries promote their products and services through general and trade advertising, participation in trade shows, and through on-line Internet communication via ENGlobal's corporate home page that provides links to each of the subsidiaries' websites. The Company, through a service provider, makes an effort to maintain and update each of its subsidiaries' Internet web sites on an ongoing basis. It is the opinion of management that the Internet is a powerful marketing tool, and with the increasing e-commerce activity becoming evident, each subsidiary must be positioned to capitalize on this trend. We are working currently to combine all subsidiary websites onto one corporate website providing visitors with a single point of contact for obtaining information on the varied services and products offered through ENGlobal.

   The Company's sales personnel focus on building long-term relationships with customers and, through their product and industry expertise, providing customers with product application, engineering and after-the-sale services. Additionally, the sales personnel of ENGlobal subsidiaries seek to capitalize on customer relationships that have been developed by each subsidiary through cross-selling of the various products and services offered by each subsidiary. Sales leads developed through this effort are then jointly pursued.

   Much of the Company's business is repeat business, and the source of new customers has been largely through word-of-mouth referrals from existing customers and industry members, such as manufacturer's representatives. The Merger expanded the Company's existing customer base and the potential for business development activities.

   Additionally, the Company employs 12 full-time professional in-house marketers. Business development agents are retained in the Middle East, the United Kingdom, and alliances with other engineering and construction firms worldwide including Mexico City, Australia, Europe, Central and South America and Pacific Rim locations.

Customers

   ENGlobal's engineering services customer base consists primarily of Fortune 500 companies in numerous industry segments within the United States. Effective with the Merger, the engineering services group added many clients representing a broader range of industries and institutions, most of who have been repeat clients. During 2002, one client supplied the Company with 31% of total sales, mainly in the Beaumont location of the engineering services segment due to a large EPC project. This client also provided other work in other locations of the engineering services segment and in the engineered systems segment. The Company does not have continuing dependence on any single client or any limited group of clients, however, one or a few clients have in the past, and may in the future, contribute a substantial portion of the revenues in any one year or over a period of several consecutive years due to the size of major engineering projects. Historically, the Company has not generated significant revenues from governmental clients. The Company has undertaken new projects for prior clients and has provided ongoing services to clients following the completion of their projects. Nonetheless, ENGlobal must continually obtain new engineering projects, whether from existing or new clients, in order to generate revenues in future years as existing projects are completed.

   In recent years, the continuing trend among engineering services clients and their industry counterparts has been toward outsourcing and sole sourcing, which has fostered the development of arrangements with clients which are less oriented toward specific projects and more focused on ongoing, longer term relationships. These arrangements, often referred to as partnering relationships or alliances, and, in some cases, sole source contracts, vary in their scope, duration and degree of commitment. Some provide a minimum number of work man-hours over specified periods; some assure at least a designated percentage of the client's requirements for engineering services at one or more locations; and some establish the Company as the client's sole source of engineering services at a specific location or locations. Other agreements express only a client's non-binding preference or intent, or establish a general contractual framework for what the parties expect will be an ongoing relationship. Despite their variety, the collective effect of these partnering relationships or alliances is to exert a stabilizing influence on the Company's engineering service revenues. At present, there is some form of partnering or alliance arrangement with approximately 50 major oil and chemical companies.

   In the engineered systems segment, clients include end users, such as oil and gas producers, compressor stations, refineries, chemical companies and processing plants that own or operate the facilities for which the systems are designed. Other clients include equipment manufacturers, construction contractors and other engineering firms that incorporate control systems into facilities and products of their own design, construction and manufacture. As in the engineering services segment, in any given year, a small number of clients may account for a large percentage of the engineered systems revenues for that year, depending on the number of major projects undertaken. Though the engineered systems segment frequently receives work from repeat clients, its client list may vary greatly from year to year.

   Historically, the Company's largest ten customers (which varied from period to period) accounted in the aggregate for approximately 60% and 70% of the Company's total revenue during 2002 and 2001, respectively.

   Currently, the Company's major customers include:

Engineering services: ExxonMobil, Chevron Phillips, DuPont, Enterprise
                      Products, Motiva Enterprises, Premcor Refining Group, and Gulf Liquids

 Engineered systems: Yokogawa Corp of America, Honeywell, Inc., Flour Daniels,
                     Enterprise Products

    Manufacturing:   South Texas Equipment, Hollingsworth Equipment, Inc.,
                     Conditioning Components Company

   There are no long-term commitments by such customers to purchase products or services from ENGlobal. Sales of products from the engineered systems segment and the manufacturing segment are typically made from the customer's specifications on a purchase order basis. The Company's potential revenues are, therefore, dependent on continuing relationships with these customers.

   At December 31, 2002 our gross revenue backlog was approximately $54.4 million, compared to $30.2 million at December 31, 2001. The Company includes in gross revenue backlog two types of contracts: those contracts for which work authorizations have been received on fixed price and not-to-exceed projects that are well defined, and evergreen contracts, where the Company provides employees to our clients' on site location who direct their day to day work efforts. No assurances can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain contracts with clients may be terminated at will. If any of these clients terminate their contracts, we may not be able to recognize the corresponding revenue.

Customer Service and Support

   The Company provides service and technical support to its customers in varying degrees depending upon the product line and on customer contractual arrangements. The Company's support staff provides initial telephone troubleshooting services for end-user customers and distributors. These services include isolating and verifying reported product failures, authorizing product returns and tracking completion of repaired goods in support of customer requirements. Technical support also provides on-site engineering support in the event that a technical issue cannot be resolved over the telephone. The Company provides limited warranty coverage for its products for varying time periods depending on a variety of factors. On a routine basis, the Company provides worldwide start-up and commissioning services for projects in which it provides engineering services or systems.

Dependence upon Suppliers

   The Company's businesses depend upon the ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. The Company's suppliers are not obligated to have products on hand for timely delivery to the Company nor can they guarantee product availability in sufficient quantities to meet the Company's demands. There can be no assurance that such products will be available as required by the Company at prices or on terms acceptable to the Company. The Company procures a majority of its components from various distributors in order to obtain competitive pricing, maximize product availability and maintain quality control.

   All of the engineered systems segment's products are fabricated using components and materials that are available from numerous domestic suppliers. These are approximately 36 principal suppliers of components and each of those could be replaced with several competitors; therefore, the Company anticipates little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support its manufacturing and assembly operations. Units produced by the engineered systems segment are not produced for inventory and all component parts are purchased on an as-needed basis that are readily available from numerous domestic suppliers.

   The manufacturing segment currently stocks key components due to long lead times. Specialty items are purchased as required for each job. Thermal has increased its stocking levels, in order to avoid of the potential delays in manufacturing that would be caused by its inability to procure critical components.

   There can be no assurance that ENGlobal's subsidiaries will be able to continue to obtain the necessary components from any of its single sources on terms acceptable to the Company, if at all. There can be no assurance that such relationships will continue or that, in the event of a termination of any relationship, it would be able to obtain alternative sources of supply without a material disruption in the Company's ability to provide products to its customers. Any material disruption in the Company's supply of products would have a material adverse effect on the Company's financial condition and results of operations. No one manufacturer or vendor provides products that account for 10% or more of the Company's revenues.

Patents, Trademarks, Licenses

   The Company's success depends in part upon its proprietary technology, and it relies primarily on trade secrecy and confidentiality agreements to establish and protect its rights in its proprietary technology. The Company has a contract to distribute Hybrid Low NOx technology, and a trademark of Bernard and Burk Industries. The Company also has pending trademark applications on file with the U. S. Patent and Trademark Office for "ENGlobal", "Flare-Mon" and "Purchased Data". There can be no assurance that the Company's present protective measures will be adequate to prevent unauthorized use or disclosure of its technology or independent third party development of the same or similar technology. Although the Company's competitive position could be affected by its ability to protect its proprietary and trade secret information, the Company believes other factors, such as the technical expertise and knowledge of the Company's management and technical personnel, and the timeliness and quality of support services provided by the Company, to be more significant in maintaining the Company's competitive position.

   The Company has no franchises, concessions, royalty agreements, labor contracts, or licenses, other than for off-the-shelf software.

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

Research and Development

   There were no research and development costs incurred for 2002. Research and development costs for 2001 and 2000 were approximately $32,000 and $47,000, respectively. As of December 31, 2002, ENGlobal's subsidiaries were not involved in any active research and development activities.

Employees

   As of December 31, 2002, the Company employed approximately 910 individuals within its eight operating subsidiaries; 12 were employed in sales, marketing and customer services; approximately 586 were employed in engineering and related positions; approximately 80 were employed in technical production positions, approximately 55 were employed as inspectors; approximately 138 were employed as project support staff, and 39 were employed in administration, finance and management information systems. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plan. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that relations with its employees are good.

Executive Officers of the Registrant

   Pursuant to the requirements of Item 401(b) and 401(e) of Regulation S-K, the following information is being furnished with respect to the Company's executive officers:

                                                                             Year
                                                                          Joined the
      Name        Age              Position with the Company              Registrant
      ----        ---              -------------------------              ----------
Michael L. Burrow 55  Chief Executive Officer and Chairman of the Board      2001
William A. Coskey 50  Chief Operating Officer and Director                   2001
                        Chief Executive Officer and Chairman of the Board    1994
Robert W. Raiford 58  Chief Financial Officer and Treasurer                  2001
Hulda L. Coskey.. 47  Chief Governance Officer and Secretary and Director    1994
Michael M. Patton 50  Senior Vice President--Business Development Vice       2002
                        President--Business Development, IED                 1999

   All of the officers listed in the preceding table serve in their respective capacities at the pleasure of the Board of Directors and, with the exception of Messrs. Burrow, Raiford, and Patton have served in executive and senior management capacities with the Company for more than five years.

   Prior to joining the Company in 2001, Mr. Burrow served as Chairman of the Board, Chief Executive Officer and President of Petrocon for more than five years, except for the period from April 1999 through March 2000 when he served as Chairman and Manager of Corporate Marketing of Petrocon. Prior to joining the Company in 2001, Mr. Raiford served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Petrocon for more than five years except for the period from March 1998 through March 2000 when he served as Controller and Assistant Secretary. Prior to joining the Company in 1999, Mr. Patton served as Sr. VP of Engineering at Dresser Engineering, Inc. from 1996-1998.

   William A. Coskey and Hulda L. Coskey are related through marriage.

Item 2.  Properties

Facilities

   ENGlobal leases ten buildings in the U.S. totaling approximately 297,000 square feet, owns two office buildings in Baton Rouge, Louisiana totaling 38,072 square feet, and owns a manufacturing facility in Houston totaling 37,725 square feet. The leases have remaining terms ranging from monthly to 10 years and are at what the Company considers to be commercially reasonable rental rates. The Company's principal office locations are in Houston and Beaumont, Texas with other offices in Baton Rouge and Lake Charles, Louisiana, and Tulsa, Oklahoma. The office space provided for the professional, technical and administrative personnel is approximately 193,000 square feet. The Company believes its office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

   ENGlobal's engineered systems segment is performing fabrication assembly at four shop facilities totaling approximately 178,500 square feet in Beaumont and Houston, Texas. A property in Beaumont, Texas is currently leased on a month-to-month basis from a joint venture owned one-third by each: ENGlobal Engineering, Michael L. Burrow (the Company's CEO), and a stockholder of the Company who owns less than 1% of the Company's stock. The Company believes that this lease is at a commercially reasonable rental rate.

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

   In May 2000, ENGlobal Engineering terminated the employment of two of its officers who had guaranteed compensation and severance provisions under their employment agreements. ENGlobal Engineering, Inc. vs. Gary J. Coury and Rick Berry, was filed in the 136th District Court of Jefferson County, Texas on March 17, 2000. As a result of mediation, a settlement agreement was reached that stipulates the Company pay $775 thousand. The Company has paid $450 thousand and will make additional payments in 12 equal monthly installments of approximately $12,500 with the balance of $175 thousand paid in the 25th month. The balance at December 31, 2002 was $325 thousand.

   A claim filed in the 60th District Court of Jefferson County, Texas by Engineered Carbons, Inc. in 2000 and a claim filed in the 14th District Court of Parish of Calcasieu, Louisiana by Arch Chemicals, Inc. in 2000, allege failure of contractual performance caused by faulty design. The Company has errors and omissions insurance which covers these claims. The Company has accrued the costs subject to the insurance deductible of $100 thousand each. Both of these cases are in the discovery phase and pending. The plaintiffs have yet to specify the relief they are seeking in the litigation.

Item 4.  Submission or Matters to a Vote o Security Holders

   Not applicable.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

Market Information and Holders

   The Company's common stock has been quoted on the American Stock Exchange since June 16, 2002, under the symbol "ENG". From its initial listing on June 16, 1998 to June 15, 2002, the Company's stock was traded on the American Stock Exchange under the symbol "IDS". "ENGlobal" is used in newspaper stock listings.

   The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                    Year Ended   Year Ended
                                    December 31, December 31,
                                       2002         2001
                                    -----------  -----------
                                    High    Low  High    Low
                                    -----  ----- -----  -----
                     First Quarter. 0.920  0.600 0.920  0.500
                     Second Quarter 1.150  0.660 1.290  0.520
                     Third Quarter. 0.970  0.760 1.150  0.770
                     Fourth Quarter 1.520  0.750 0.920  0.650

   The foregoing figures, based on information published by AMEX, do not reflect retail markups or markdowns and may not represent actual trades.

   The Company's Series A Preferred Stock, $0.001 par value per share, is held by one stockholder, Equus II Incorporated ("Equus"). In connection with the Company's Merger with Petrocon, 2,500,000 shares of such preferred stock were issued on December 21, 2001. Subsequently, dividends paid at May 2002 were in the form of additional shares of Series A Preferred Stock, totaling 88,000 shares.

   As of February 28, 2003, approximately 290 stockholders of record held the Company's common stock. This does not include individual participants in security position listings.

Equity Compensation Plan Information

   The following table sets forth certain information concerning the Company's equity compensation plans as of December 31, 2002.

                                                                                        Number of Securities
                                               Number of Securities                      Remaining Available
                                                to be Issued Upon    Weighted-Average    For Future Issuance
                                                   Exercise of       Exercise Price of      Under Equity
                                                   Outstanding          Outstanding      Compensation Plans
                                                     Options,            Options,       (Excluding Securities
                Plan Category                  Warrants and Rights  Warrants and Rights    in Column (a))
                -------------                  -------------------- ------------------- ---------------------
                                                       (a)                  (b)                  (c)
Equity compensation plans approved by security
  holders.....................................      1,254,929(1)           $1.79               145,071
Equity compensation plans not approved by
  security holders............................        234,774(2)            4.26                    --
                                                    ---------              -----               -------
   Total......................................      1,489,703              $2.18               145,071
                                                    =========              =====               =======

--------
(1) Includes options issued through our 1998 Incentive Plan. Also includes incentive options granted as replacement issues for outstanding Petrocon incentive options as per the terms of the Merger Agreement. Effective with the Petrocon merger, over 1,700,000 shares were placed in escrow by a group of significant Petrocon stockholders under the Option Escrow Agreement. Under terms of this agreement, shares from the Option Escrow will replace shares issued by ENGlobal due to the exercise of converted Petrocon options and warrants. Thus, the Option Escrow Agreement has the effect of preventing future dilution to ENGlobal stockholders due to exercise of converted Petrocon options and/or warrants. The Option Escrow Agreement stays in effect until all existing options and warrants have been exercised, terminated, or cancelled. For a brief description of the material features of the Plan, see Note 11 of the Notes to the Consolidated Financial Statements.

(2) Includes non-qualified options granted as replacement issues for outstanding Petrocon options as per the terms of the Merger Agreement (see
    Note 11 to the Consolidated Financial Statement).

   The table above does not include 305,102 warrants granted as replacement issues as per the terms of the Merger Agreement. These grants were issued outside of the 1998 Incentive Plan and were not originally issued by Petrocon as equity compensation. All of these grants are included in the Option Escrow Agreement mentioned in Footnote 1 above.

Dividend Policy

   The Company has never declared or paid a cash dividend on the Common Stock. The payment of dividends in the future will depend on the Company's earnings, capital requirements, operating and financial position and general business conditions. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future other than the dividends payable to the preferred stockholder. In addition, restrictions contained in the Company's loan agreements governing their credit facility with Fleet Capital preclude ENGlobal from paying any dividends on its Common Stock.

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

Item 6.  Selected Financial Data

            Summary Selected Historical Consolidated Financial Data

   The following table sets forth selected financial information for ENGlobal for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. This financial information was derived from the consolidated financial statements of ENGlobal. This data should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The following selected financial information for ENGlobal for the years ended December 31, 2000, 1999, and 1998 was derived from consolidated financial statements and the related notes of ENGlobal that are not included herein.

                                                              Years Ended December 31,
                                                    -------------------------------------------
                                                      2002     2001     2000     1999     1998
                                                    -------  -------  -------  -------  -------
                                                      (In thousands, except per share amounts)
Statement of Operations:
Revenues:
   Engineering services............................ $74,971  $14,235  $10,740  $ 5,978  $ 4,407
   Engineered systems..............................  14,151    3,575    2,815       --       --
   Manufacturing...................................   2,439    4,244    3,421    6,260    8,260
                                                    -------  -------  -------  -------  -------
       Total revenues..............................  91,561   22,054   16,976   12,238   12,667
                                                    -------  -------  -------  -------  -------
Costs and expenses:
   Cost of engineering services....................  62,877   10,433    8,175    4,378    3,143
   Cost of engineered systems......................  11,840    3,107    2,156       --       --
   Cost of manufacturing...........................   1,901    3,219    2,696    5,012    6,308
   Selling, general and administrative.............  11,378    3,583    3,428    2,616    2,278
                                                    -------  -------  -------  -------  -------
       Total costs and expenses....................  87,996   20,342   16,455   12,006   11,729
                                                    -------  -------  -------  -------  -------
Operating income...................................   3,565    1,712      521      232      938
Interest expense, net..............................    (851)     (70)     (40)     (21)     (29)
Other income, net..................................     143       14       23      100       18
                                                    -------  -------  -------  -------  -------
Income before taxes................................   2,857    1,656      504      311      927
Provision for taxes................................   1,105      674      123      151      357
                                                    -------  -------  -------  -------  -------
Income from continuing operations:                    1,752      982      381      160      570
   Loss from discontinued operations, net of taxes.      --       --       --       (2)    (149)
   Loss on disposal of discontinued operations.....      --       --       --     (481)      --
                                                    -------  -------  -------  -------  -------
       Net income (loss)........................... $ 1,752  $   982  $   381  $  (323) $   421
                                                    =======  =======  =======  =======  =======
Per Share Data:
Basic earnings (loss) per share:
   Continuing operations........................... $  0.07  $  0.07  $  0.03  $  0.01  $  0.04
   Discontinued operations.........................      --       --       --    (0.03)   (0.01)
   Net income (loss) per share.....................    0.07     0.07     0.03    (0.02)    0.03
Weighted average common shares outstanding.........  22,861   13,236   12,965   13,056   12,947
Diluted earnings (loss) per share:
   Continuing operations........................... $  0.07  $  0.07  $  0.03  $  0.01  $  0.04
   Discontinued operations.........................      --       --       --    (0.03)   (0.01)
   Net income (loss) per share.....................      07     0.07     0.03    (0.02)    0.03
Weighted average common shares outstanding.........  23,013   13,236   12,965   13,056   12,947

Cash Flow Data:
   Operating activities, net....................... $ 1,302  $   744  $    27  $    94  $   773
   Investing activities, net.......................  (1,290)       5     (468)    (209)     209
   Financing activities, net.......................  (1,182)     253       19     (197)       8
   Discontinued operations, net of tax.............      --       --       --     (250)    (221)
                                                    -------  -------  -------  -------  -------
       Net change in cash and cash equivalents..... $(1,170) $ 1,002  $  (422) $  (562) $   769
                                                    =======  =======  =======  =======  =======

                                          Years Ended December 31,
                                    ------------------------------------
                                     2002        2001    2000   1999   1998
                                    -------     ------- ------ ------ ------
                                    (In thousands, except per share amounts)
        Balance Sheet Data
        Working capital............ $ 8,955     $ 6,657 $3,187 $3,306 $3,047
        Property and equipment, net   5,758       5,123  1,404  1,070  1,051
        Total assets...............  40,068      38,286  7,052  5,914  7,929
        Long-term debt.............  13,323      13,489    386    385    422
        Capital leases.............     157         198    144     --     --
        Stockholders' equity.......  13,387      11,846  4,159  3,975  4,409

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

   The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. Footnote 16 to the Financial Statements contains segment information.

Forward-Looking Statements

   Certain information contained in this Form 10-K Annual Report, the Company's Annual Report to Stockholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company and its management, identify forward-looking statements could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Annual Report on Form 10-K generally.

Overview

   The major source of revenues for the Company is from the engineering services segment, which furnishes engineering consulting services to the petroleum refining, petrochemical, pipeline and processing industries. In 2002, the engineering services segment accounted for 81.9% of total revenues for the year. This segment has been successful in obtaining expanded services in the engineering, procurement and construction (EPC) phases of major projects. The engineered systems segment revenue was 15.4% of the total revenues for the 2002 year. The manufacturing segment accounted for 2.7% of the total revenues.

   The Company generated a consolidated gross profit in 2002 of $14.9 million or 16.3% gross margin. In 2002, consolidated gross profit increased by $9.6 million from 2001. This increase was attributable to the Merger in 2001.

   Due to the Merger, the Company realized a significant increase in its revenues as anticipated. However, positive growth in some work locations was partially offset by revenue decreases in areas more affected by our depressed economy. Overall revenues were up more than $69.5 million representing a 315% increase. Revenues generated by EEI from the Beaumont office and ESI were greater than anticipated, experiencing growth rates of 55% and 16%, respectively over their 2001 results. EEI's Beaumont office's increase was primarily due to a large EPC contract with a significant client contributing $5 million to revenues, net of $9 million in materials purchased as agent for our client. The total revenues from Beaumont were $16.1 million which was $5.8 million greater than 2001. ESI also had significant sales to a large client who was shipping control systems through out the country, contributing $2.5 million in revenues. ESI's revenues increased $1.6 million over 2001.

   The current economics in the industry we serve are poor and most clients are not making large capital expenditures. Many process operators have had such poor margins they are postponing capital improvements unless mandated, such as environmental "clean-air" improvements. Their focus remains on improving margins. The pipeline industry is over leveraged and in debt. Capital expansions have been put on hold because their primary concern is to reduce their debt. Finally, in general, there is a lack of decisiveness throughout the country caused by a concern over the war in Iraq and what may happen militarily with North Korea.

   The economy of the Texas Gulf Coast remained healthy for refineries while other areas of the country suffered through a weakening of the economy. These revenue increases in Beaumont were offset by reductions in other locations of the Company. The pre-merger ENGlobal locations did not have a very good year. Had the Merger not taken place, revenues in 2002 would have shown a decrease of $4.3 million from 2001. This decrease has resulted both directly and indirectly from the September 11, 2001 terrorist attack and the general malaise of the economy. The Tulsa office has seen a $0.8 million decrease in sales that resulted in a $476 thousand loss for the year. The Houston office experienced lower revenues of $1.1 million from 2001. ENGlobal Constant Power experienced a decrease in revenues of $588 thousand, a 16.4% loss in revenues resulting in a $372 thousand loss in 2002. And Thermal, which was most significantly effected by the September 11, 2001 attack, had a decrease of revenues of $1.8 million or 42.5% and a $228 thousand loss for 2002.

   The RPM office, located in Baton Rouge, experienced a downturn in the economy in Southeast Louisiana, also. The revenues were down for the Baton Rouge office by $5.8 million or 34.6% from 2001. Had all of the regions performed at their respective levels in 2001, the operating results would have been substantially better.

Results of Operations

   The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates percentage of total revenue for each item (in thousands):

                                                        Years ended December 31,
                                             ----------------------------------------------
                                                  2002            2001            2000
                                             --------------  --------------  --------------
                                              Amount    %     Amount    %     Amount    %
                                             -------  -----  -------  -----  -------  -----
Revenue:
   Engineering services..................... $74,971   81.9  $14,235   64.5  $10,740   63.3
   Engineered systems.......................  14,151   15.4    3,575   16.2    2,815   16.5
   Manufacturing............................   2,439    2.7    4,244   19.3    3,421   20.2
                                             -------  -----  -------  -----  -------  -----
       Total revenue........................  91,561  100.0   22,054  100.0   16,976  100.0
Gross profit:
   Engineering services.....................  12,095   16.1    3,803   26.7    2,565   23.9
   Engineered systems.......................   2,311   16.3      468   13.1      659   23.4
   Manufacturing............................     537   22.0    1,025   24.1      725   21.2
                                             -------  -----  -------  -----  -------  -----
       Total gross profit...................  14,943   16.3    5,296   24.0    3,949   23.3
Selling, general and administrative expenses  11,378   12.4    3,584   16.2    3,428   20.2
                                             -------  -----  -------  -----  -------  -----
Operating profit............................   3,565    3.9    1,712    7.8      521    3.1
Other income (expense)......................    (708)  (0.8)     (56)  (0.3)     (17)  (0.1)
                                             -------  -----  -------  -----  -------  -----
Income before provision for income taxes....   2,857    3.1    1,656    7.5      504    3.0
Provision for income taxes..................   1,105    1.1      674    3.1      123    0.8
                                             -------  -----  -------  -----  -------  -----
Net income.................................. $ 1,752    2.0  $   982    4.4  $   381    2.2
                                             =======  =====  =======  =====  =======  =====

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

   Total Revenue. Total revenue increased by $69.5 million or 315.0% from revenues of $22.1 million in 2001 to $91.6 million in 2002. The revenue growth for 2002 compared to 2001 is attributable to the acquisition of Petrocon. The acquisition in December, 2001 contributed $71.3 million in revenue in 2002. Excluding the revenue from the Merger, the change in revenues was a decrease from $22.1 million to $17.7 million from 2001 to 2002, respectively, due primarily to the depressed economics of our clients' industries, which places restraints on capital expenditures.

   Revenue from the engineering services segment, which comprised 81.9% and 64.5% of total revenue in 2002 and 2001, respectively, increased by $60.7 million or 426.7%. This increase in engineering services revenue was due to the Merger with Petrocon, which accounted for revenues of $62.8 million. The Beaumont office was fortunate to land a large EPC contract with a significant client that generated over $5 million in revenue, net of $9 million in materials purchased as agent for our client. Due to the depressed economy in other areas of the country, the Baton Rouge and Tulsa offices suffered decreases in revenues from 2001 of $5.8 million and $0.8 million, respectively. Houston's revenues were also down from 2001 by $1.3 million.

   The engineered systems segment contributed 15.4% of total revenues in 2002. Revenues increased from $3.6 million to $14.2 million in 2001 and 2002, respectively. The increase in engineered systems revenues was due to the Merger since the former Petrocon Systems, Inc. (ESI) contributed revenues of $11.2 million. Without the Merger, the revenues decreased from $3.5 million in 2001 to $3.0 million in 2002. This decrease was due to the depressed market in chargers and battery backup systems.

   Revenue from the manufacturing segment comprised 2.7% and 19.3% of total revenue in 2002 and 2001, respectively. Revenues decreased by $1.8 million due to the sluggish economy and the decline in percentage of total sales was due to the overall increase in revenues as a result of the Merger.

   Gross Profit. Gross profit for the Company increased by $9.6 million or 182% from $5.3 million in 2001 to $14.9 million in 2002 due to the Merger, which added growth of $12.4 million. The gross profit from the pre-merger operations decreased in 2002 from 2001 due to the depressed markets as indicated by the lower revenues. Additionally, the Company decided, at the risk of losing profits short term, to maintain key personnel rather than downsize.

   The margin as a percentage of revenue, however, decreased from 24.0% to 16.3% in 2001 to 2002. This decrease is primarily due to the shift in types of projects worked in the engineering services segment. The gross profit for the engineering services segment increased by $8.3 million or 218% from 2001 to 2002. The engineering services segment's 2002 gross profit as a percentage of revenue decreased from 26.7% to 16.1%. Many of the projects inherited with the Merger are client directed, whereby the employee works at the client site, under the supervision of the client. These jobs are generally low-risk, virtually no overhead, and therefore, low margin. Engineering services contributed 80.9% of the total gross profits in 2002.

   The engineered systems segment gross margin as a percentage of sales increased from 13.1% in 2001 to 16.3% in 2002. This increase was attributable to the Merger. ESI has higher profit, higher risk, fixed fee projects. ECP also experienced a write-off of inventory in 2001 that was not repeated in 2002, thereby increasing the margins.

   The manufacturing segment's gross profit decreased by $0.5 million from $1.0 million to $0.5 million or 24.1% to 22.0% from 2001 to 2002, respectively. This decrease is attributable to the sluggish economy.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.8 million or 218% from $3.6 million in 2001 to $11.4 million in 2002 due to the Merger. With the larger entity, expenses increased for several overhead departments, including executive, accounting, human resources, safety, information technology, and business development. However, due to the increase in revenues, as a percentage of total revenue, selling, general and administrative expenses decreased from 16.2% in 2001 to 12.4% in 2002.

   Operating Profit. Operating profit increased by $1.9 million or 108% from $1.7 million in 2001 to $3.6 million in 2002. However, operating profits decreased as a percentage of total revenue from 7.8% in 2001 to 3.9% in 2002. This decrease resulted from the overall higher revenues and lower profit margins from the newly merged entity.

   Other Income and (Expense). Other expense increased from $56 thousand to $709 thousand from 2001 to 2002, respectively. This increase in expense from 0.3% of revenues to 0.8% of revenues was the result of increased interest expense from borrowings on the line of credit and interest expense on other debt.

   Net Income. Income before provision for income taxes increased $1.2 million or 73% from $1.7 million to $2.9 million from 2001 to 2002. This increase is due to the substantial increase in revenues resulting from the Merger, and lower selling, general and administrative expenses. Net income after taxes increased by $0.8 million or 78% from $1.0 million to $1.8 million from 2001 to 2002.

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

Liquidity and Capital Resources

   Historically, the Company has satisfied its cash requirements principally through operations and, by borrowings under its line of credit. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations (See "Customers"). With the Merger, the Company assumed $13.7 million of ENGlobal Engineering's debt. As of December 31, 2002, ENGlobal has working capital of $9.0 million. In addition, the long-term debt outstanding is $13.3 million. The long-term debt includes the line of credit of $10.1 million, other long-term debt of $3.2 million. Additionally, the Company has long-term capital leases of $0.2 million. Under the terms and conditions of its senior credit facility, ENGlobal had a borrowing capacity of approximately $1.8 million after consideration of the borrowing base limitations. There are no other standby letters of credit, guarantee, repurchase obligations, or other commitments. There are no off-balance sheet arrangements. Listed below is a maturity schedule.

   Maturities of long-term debt and leases (in thousands) are as follows:

                                                        Capital
                                                 Debt   Leases
                                                ------- -------
                2003........................... $   743  $ 53
                2004...........................  10,680    59
                2005...........................   1,900    40
                2006...........................      --     5
                                                -------  ----
                   Total long-term obligations. $13,323  $157
                                                =======  ====

   ENGlobal has obligations under non-cancelable operating leases for certain equipment and office space expiring in various years through 2011. Minimum annual rental commitments at December 31, 2002 (in thousands) are:

                                                  Rentals
                                                  -------
                       2003...................... $1,299
                       2004......................    969
                       2005......................    622
                       2006......................    377
                       2007 and thereafter.......  1,539
                                                  ------
                          Total operating leases. $4,806
                                                  ======

   ENGlobal has entered into a revolving credit facility with Fleet Capital Corporation ("Fleet") as part of the Merger transaction with ENGlobal Engineering. This credit facility replaced a revolving credit note with Frost Bank and is senior to all other debt and includes a line of credit that is limited to $15 million, subject to borrowing base restrictions. The line of credit is collateralized by eligible trade accounts receivable and substantially all of the other assets of the Company and its subsidiaries. Eligible accounts are any account arising in the ordinary course of ENGlobal or subsidiary company's business, which are due and unpaid no more than 90 days after the original invoice date. ENGlobal's financial covenants under the senior credit facility are based on monthly senior debt to EBITDA, cumulative fixed charge ratio and cost in excess of billings maximum amount. Negative covenants in the agreement require ENGlobal to have Fleet's written consent before making capital expenditures which in the aggregate exceed $1.2 million, making sales during any calendar year on a bill-and-hold basis in excess of $5 million, and becoming a lessee under any operating lease of property if the aggregate rentals payable during any current or future period of twelve consecutive months would exceed $3.5 million. The agreement also limits collateral eligibility on accounts arising out of fixed cost contracts to total unpaid amount to $5.5 million and on performance accounts with respect to accrued time on cost reimbursable contracts to $3.5 million. At December 31, 2002, $10.1 million was outstanding on the line of credit. The line of credit matures on June 14, 2004 at which time the Company intends to refinance with Fleet or another bank. The interest rate on the line of credit is one-quarter of one percent plus prime (4.75 percent at December 31, 2002), and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of December 31, 2002 were $1.8 million after consideration of the borrowing base limitations.

   The ENGlobal credit facility with Fleet Capital Corporation contains covenants that require the maintenance of certain ratios, including cumulative fixed charge coverage and various other covenants. The status of the covenants is reported to Fleet monthly beginning with December 31, 2001. The breach of specific covenants or other events shall constitute an "Event of Default" under the terms of the agreement. Upon or at anytime after the occurrence and during the continuance of an Event of Default, all or any portion of the obligations under the agreement shall, at the option of Fleet, become at once due and payable. Also, while an Event of Default exists, the principal amount of all loans shall bear interest at a rate per annum equal to two percent (2.0%) above the current rate. The Company was not in violation of the covenants during 2002. Effective December 31, 2003, an amendment to the Credit Facility agreed upon by Fleet and the Company increased the limits on capital expenditures. The Company must meet all covenants through the maturity date of the Credit Facility. We believe the Company will remain in compliance with all the loan covenants although no assurances can be given.

   Prior to the Merger, ENGlobal Engineering had a promissory note with Equus II Incorporated (Equus) with a balance of $6.5 million and a Series B junior subordinated promissory note with Equus with a balance of $3.2 million. As part of the Merger, the Equus notes were restructured, reorganized, and reduced through the payment of $2.0 million in cash, the issuance of $2.5 million in preferred stock and a new note issued for $3.0 million. The remaining balance of $2.2 million was forgiven. The Equus note is subordinate to the Fleet credit facility.

   On December 20, 2001, at a special meeting of the stockholders of ENGlobal, 5,000,000 shares of preferred stock were authorized for issuance. In addition, the stockholders approved the issuance of 2,500,000 shares of ENGlobal convertible preferred stock to Equus, entitling Equus to receive cumulative dividends at an annual rate of 8.0% payable in cash or in kind. The rights, preferences and limitations of the convertible preferred stock are as follows:

  . holders of the convertible preferred stock are entitled to receive a liquidation preference of $1.00 per share, subject to adjustments relating to future issuances of common stock or re-capitalizations, if the Company liquidates, dissolves or winds up before any distribution or if payment is made for the benefit of the holders of our common stock;

  . at any time, ENGlobal is entitled to redeem all or part of (but not less than 25% of the shares of convertible preferred stock then outstanding) of the convertible preferred stock outstanding at a price equal to the then effective liquidation preference plus accrued and unpaid dividends;

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

  . holders of the convertible preferred stock have the right, at such holders' option, to convert all or a portion of their convertible preferred stock into shares of our common stock at the rate of one share of common stock for each 2.38 shares of preferred stock. If all shares are converted, this would result in the issuance of 1,087,395, or approximately 4.76%, of our outstanding common stock after giving effect to the Merger; and

  . the shares of convertible preferred stock are subject to mandatory conversion at the option of ENGlobal if the closing price of ENGlobal common stock for 20 consecutive AMEX trading days exceeds a price of $3.00, with such price to be adjusted to reflect future issuances of common stock or re-capitalizations.

   The Company does not engage in trading in commodity contracts. Nor does the Company have any foreign currency exposure.

  Cash Flow

   Operating activities provided net cash totaling $1.3 million, $744 thousand, and $27 thousand during 2002, 2001, and 2000 respectively. The Company's cash flow from operating activities has increased significantly due to the growth in the engineering segment, resulting from the Merger.

   Investing activities used cash totaling $1.3 million in 2002 as compared to $5 thousand being generated in 2001 and $468 thousand used in 2000. In 2002, the Company's investing activities consisted of capital additions of $423 thousand primarily for computers and construction in progress consisting of the upgrade and customization of accounting software of $910 thousand. In 2001, the Company redeemed bonds held as an investment and in 2000, the Company purchased bonds.

   Financing activities used cash totaling $1.2 million, provided $253 thousand, and provided $19 thousand during 2002, 2001, and 2000 respectively. The Company's primary financing mechanism is through its line of credit. The line of credit has been used principally to finance accounts receivable. During 2002, repayments were made on the other long-term debt.

   The Merger with Petrocon in December 2001 was a $23.8 million non-cash purchase transaction made through the issuance of common and preferred stock and assumption of debt. During 2002, insurance was acquired through a note payable and preferred dividends of $88 thousand were issued in the form of additional preferred stock.

   Refunds of $390 thousand were received during 2002 from state authorities for franchise taxes related to prior years for the Petrocon companies.

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

   If losses occur, ENGlobal may not be able to meet the monthly fixed charge ratio covenant. In that event, if ENGlobal is unable to obtain a waiver or amendment of the covenant, ENGlobal may be unable to borrow under the credit facility and may have to repay all loans then outstanding under the credit facility.

   ENGlobal does not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

   The following table summarizes our contractual obligations as of December 31, 2002, and the effect such obligations are expected to have on liquidity and cash flows in the future:

                                              Payments Due By Period
                                   ---------------------------------------------
                                                  (in thousands)
                                                               2007 and
                                    2003   2004    2005  2006 thereafter  Total
                                   ------ ------- ------ ---- ---------- -------
Long-term debt.................... $  743 $10,680 $1,900 $ --   $   --   $13,323
Capital leases....................     53      59     40    5       --       157
Operating leases..................  1,299     969    622  377    1,540     4,807
                                   ------ ------- ------ ----   ------   -------
Total contractual cash obligations $2,095 $11,708 $2,562 $382   $1,540   $18,287
                                   ====== ======= ====== ====   ======   =======

  Asset Management

   The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had trade accounts receivable increase to $16.5 million from $14.9 million as of December 31, 2002 and 2001, respectively, primarily due to the increased sales in the Beaumont area. The number of days' sales outstanding in trade accounts receivable improved from 76 days to 65 days at December 31, 2001 and December 31, 2002, respectively as a result of shortening the billing cycle and becoming more aggressive in our collection efforts. Bad debt expenses have been insignificant (approximately 0.2% and .01% in 2002 and 2001, respectively) for each of these periods.

Related Party Transactions

   ENGlobal Engineering leases office space from PEI Investments, a joint venture in which ENGlobal Engineering has a one-third interest, Mike Burrow (the Company's CEO) has a one-third interest, and a stockholder who owns less than 1% of the Company's common stock has a one-third interest. Rentals paid under the lease were $0.1 million for 2002, 2001 and 2000. This lease expired in 2001 and has a present annual rental rate of $0.1 million. ENGlobal Engineering expects to renegotiate the lease during 2003. The Company believes that this lease is at a commercially reasonable rental rate.

Risk Management

   In performing services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage, or negligence, including professional errors and omissions. ENGlobal often agrees to indemnify its clients for losses and expenses incurred by them as a result of the Company's negligence and, in certain cases, the concurrent negligence of the clients. The Company's quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. ENGlobal maintains liability insurance for bodily injury and third-party property damage, professional errors and omissions, and workers compensation coverage, which it considers sufficient to insure against these risks, subject to self-insured amounts.

Critical Accounting Policies

   Revenue Recognition--The Company's revenues are composed of engineering service revenue and product sales. The Company recognizes service revenue as soon as such services are performed and product sales upon shipment to the customer. The majority of its services are provided through cost-plus contracts, many of which have not-to-exceed provisions. These "time and material" billings are produced every two weeks.

   On occasion, the Company, serving as purchasing agent on behalf of a client, procures subcontractors, material, and equipment whose cost is passed on to the client with no mark-up or profit. In accordance with Statement of Position
(SOP) 81-1, revenues and costs for these type purchases are not included in total revenues and costs. For financial reporting this "pass-through" type of transaction is reported net.

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

   The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed on fixed-fee contracts. The liability "billings in excess of costs and estimated profits on uncompleted contracts" represents amounts billed in excess of revenues recognized on fixed-fee contracts.

   Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates. One example includes the estimates of uncollectability of our accounts receivable. Management specifically analyzes the accounts receivable balances, historical bad debts, customer credit-worthiness, and changes in our customers' payment trends when evaluating the provisions for bad debts.

   Goodwill--In conjunction with each acquisition, the Company must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, adjustments may be made to the original estimates within a short time subsequent to the acquisition. Goodwill is not amortized but instead is periodically assessed for impairment. The impairment testing entails estimating future net cash flows relating to the asset, based on management's estimate of market conditions including pricing, demand, competition, operating costs and other factors. Determining the fair value of assets and liabilities acquired involves professional judgment and is ultimately based on management's assessment of the value of the assets acquired. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary significantly from estimated amounts. Consistent with SFAS 142, the Company has not amortized goodwill related to the Merger, but instead tested the balance for impairment.

   Litigation--The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Based on legal analysis and advise from its attorneys, allowances have been made for any litigation that Management of the Company believes could have a material adverse effect on its financial condition or results of operations.

   Principles of Consolidation--The consolidated financial statements include the accounts of ENGlobal Corporation and all wholly owned subsidiaries. ENGlobal Corporation has no affiliates whose ownership is less than 100%. All intercompany transactions and accounts are eliminated in the consolidation.

Risk Factors

   Set forth below and elsewhere in this Report and in other documents we file with the SEC are various risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report. Any of the following risks, if they actually occur, would harm our business and the value of the stock price.

   The United States' and global response to the war with Iraq, terrorism, and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect our clients and, therefore, the Company's business and results of operations.

   Many of our contracts specify hourly rates composed of mark-ups over the hourly rate paid to the employee. These rates are subject to modification for statutory changes, only. If the cost of health care continues to rise at double-digit rates, or if commercial insurance increases due to extraordinary circumstances such as the September 11 terrorist attack, the profit margin on these contracts will erode.

   In order to be competitive, we must make substantial investment in technological advances of engineering software and related computers and hardware. If we do not have sufficient resources to fund future capital expenditures, the results of operations could be affected adversely.

   If our ability to attract and retain qualified professionals is impaired, the Company's reputation could be harmed in the marketplace and restrict our ability to implement and ultimately achieve our business strategy.

   If we are unable to effectively manage our growth, we could incur unforeseen costs or delays and our reputation and reliability in the marketplace could be damaged.

   We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of our future performance. Thus, it is possible that in the future some of our quarterly results of operations may be below the expectations of the market analysts and our investors, and the share price of our equity shares could decline significantly.

   We could incur losses if we fail to accurately estimate our costs on fixed-price contracts or contracts with not-to-exceed provisions.

   Our contracts with our customers do not commit our customers to provide us with a specific volume of business and can typically be terminated by our clients with or without cause, with little or no advance notice and without penalty. This could reduce our revenues significantly. Additionally, our fixed-price contracts with clients typically are limited to a specific project without any commitment for future work.

   Our growth strategy includes possible acquisitions. Acquisitions involve various inherent risks, such as:

  . our ability to accurately assess the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

  .   the potential loss of key personnel of the acquired entity;

  . our ability to integrate acquired businesses and to achieve identified financial, operating, and other synergies anticipated to result from the acquisition; and

  . unanticipated changes in the business and economic conditions affecting an acquired business.

   While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected. The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002, however, there can be no assurance that any design of controls will succeed in achieving its stated goals under all potential future conditions.

Recent Accounting Pronouncements

   SFAS No. 145, issued in April 2002, rescinded or amended earlier FASB Statements. Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt was rescinded because debt extinguishments used as part of an entity's risk management strategy represent one example of debt extinguishments that do not meet the criteria for classification as extraordinary item in APB Opinion No. 30. Statement No. 64 amends SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. Because their requirements are no longer necessary or are non-substantive in nature, the Company will adopt the statement effective no later than January 1, 2003. Management does not believe that the effect of adoption of this statement will have a material impact on its financial position, results of operations, or cash flow.

   In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued addressing financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement improves financial reporting by requiring that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. Management does not believe that the effect of adopting this statement will have a material impact on its financial position, results of operations, or cash flows. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

   In December 2002, SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, was issued with an effective date of December 15, 2003. This Statement provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based compensation. Prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on reported results is required. The Company will adopt the Statement effective December 15, 2003, when required. Management does not believe that the effect of the adoption of this statement will have a material impact on the financial position, result of operations, or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   As of December 31, 2002 and 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No 107. There are no investments at December 31, 2002. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

   As of December 31, 2002 and 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

   The Company has no market risk exposure in the areas of interest rate risk because there is no investment portfolio as of December 31, 2002. Currently, the Company does not engage in foreign currency hedging activities nor is the Company exposed to currency exchange rate fluctuation.

Item 8.  Financial Statements and Supplementary Data

   The audited consolidated statement of financial position for ENGlobal Corporation, as of December 31, 2002 and 2001 and statements of income, cash flows, and stockholders' equity for the three-year period ended December 31, 2002, are attached hereto and made part hereof.

                                     INDEX

                                                                               Page
                                                                               ----
INDEPENDENT AUDITOR'S REPORT..................................................  29

CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001........................  30

CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2002, 2001 and 2000  31

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2002,
  2001 and 2000...............................................................  32

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2002, 2001 and
  2000........................................................................  33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................  34

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
ENGlobal Corporation

   We have audited the accompanying consolidated balance sheets of ENGlobal Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENGlobal Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and other Intangible Assets.

/s/ Hein + Associates LLP
Hein + Associates LLP

Houston, Texas
March 12, 2003

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2002 and 2001

                                                                            2002          2001
                                ASSETS                                   -----------   -----------
Current Assets:
   Cash................................................................. $    75,095   $ 1,244,907
   Trade receivables, net...............................................  16,491,847    14,908,069
   Inventories..........................................................     531,575       691,048
   Cost and estimated earnings in excess of billings on uncompleted
     contracts..........................................................   2,043,603       730,507
   Prepaid expenses and other current assets............................     759,330       740,670
   Deferred tax asset...................................................     461,000            --
                                                                         -----------   -----------
       Total current assets.............................................  20,362,450    18,315,201
Property And Equipment, net.............................................   5,758,386     5,123,115
Goodwill................................................................  13,211,628    14,513,806
Deferred Tax Asset......................................................     402,000            --
Other Assets............................................................     333,552       333,567
                                                                         -----------   -----------
       Total assets..................................................... $40,068,016   $38,285,689
                                                                         ===========   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..................................................... $ 4,039,818   $ 5,145,622
   Accrued compensation and benefits....................................   3,900,499     2,699,689
   Billings and estimated earnings in excess of costs on uncompleted
     contracts..........................................................     811,845       777,712
   Other liabilities....................................................     932,934     1,231,209
   Current portion of long-term debt....................................     743,039     1,357,228
   Notes payable........................................................     485,850       398,974
   Federal income taxes payable.........................................     319,228            --
   Dividends payable....................................................     120,773            --
   Current portion of long-term leases..................................      53,392        48,058
                                                                         -----------   -----------
       Total current liabilities........................................  11,407,378    11,658,492
Long-term debt, net of current portion..................................  12,579,702    12,131,582
Long-term leases, net of current portion................................     104,155       149,665
                                                                         -----------   -----------
       Total liabilities................................................  24,091,235    23,939,739

Commitments And Contingencies (Notes 10 and 18)
Redeemable Preferred Stock:
   Series A Redeemable convertible preferred stock: 5,000,000 shares authorized; 2,588,000 (at 2002) and 2,500,000 (at 2001) issued and
     outstanding; stated at redemption value, $1.00 per share...........   2,588,000     2,500,000
Stockholders' Equity:
   Common stock; $0.001 par value; 75,000,000 shares authorized;
     22,861,199 shares issued and outstanding at December 31, 2002 and
     2001, respectively.................................................      22,862        22,862
   Paid-in capital......................................................   9,335,471     9,335,471
   Retained earnings....................................................   4,030,448     2,487,617
                                                                         -----------   -----------
       Total stockholders' equity.......................................  13,388,781    11,845,950
                                                                         -----------   -----------
       Total liabilities and stockholders' equity....................... $40,068,016   $38,285,689
                                                                         ===========   ===========

      See accompanying notes to these consolidated financial statements.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              Years Ended December 31,
                                                       -------------------------------------
                                                           2002         2001         2000
                                                       -----------  -----------  -----------
Operating Revenues:
   Engineering services............................... $74,971,506  $14,235,042  $10,739,874
   Engineered systems.................................  14,151,089    3,574,591    2,814,965
   Manufacturing......................................   2,438,511    4,244,105    3,421,184
                                                       -----------  -----------  -----------
       Total revenue..................................  91,561,106   22,053,738   16,976,023
Direct Costs:
   Engineering services...............................  62,876,626   10,432,512    8,174,972
   Engineered systems.................................  11,839,820    3,107,085    2,156,094
   Manufacturing......................................   1,901,274    3,219,432    2,695,688
                                                       -----------  -----------  -----------
       Total direct costs.............................  76,617,720   16,759,029   13,026,754
                                                       -----------  -----------  -----------
Gross Profit..........................................  14,943,386    5,294,709    3,949,269
Selling, General, and Administrative Expenses.........  11,378,412    3,583,032    3,427,778
                                                       -----------  -----------  -----------
Operating Income......................................   3,564,974    1,711,677      521,491
   Interest expense...................................    (851,015)     (69,910)     (39,928)
   Other income and expenses..........................     142,559       13,695       22,083
                                                       -----------  -----------  -----------
Income before Provisions for Income Taxes.............   2,856,518    1,655,462      503,646
Provision for Income Taxes............................   1,104,695      673,630      122,768
                                                       -----------  -----------  -----------
Net Income............................................   1,751,823      981,832      380,878
Accrued Preferred Dividends...........................     208,992           --           --
                                                       -----------  -----------  -----------
Income Available for Common Stock..................... $ 1,542,831  $   981,832  $   380,878
                                                       ===========  ===========  ===========
Basic Earnings per Common Share....................... $      0.07  $      0.07  $      0.03
Weighted Average Common Shares Outstanding for Basic..  22,861,199   13,236,049   12,964,918
Diluted Earnings per Common Share..................... $      0.07  $      0.07  $      0.03
Weighted Average Common Shares Outstanding for Diluted  23,013,016   13,236,049   12,964,918


      See accompanying notes to these consolidated financial statements.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2002, 2001 and 2000

                                                                 2002         2001         2000
                                                             -----------  -----------  -----------
COMMON STOCK, Shares
   Balance at beginning of year.............................  22,861,199   12,964,918   12,964,918
   Acquisition: Issued stock for purchase of Petrocon
     Engineering, Inc., net of registration costs...........          --    9,800,000           --
   Acquisition: Issued stock to investment advisor..........          --       96,281           --
                                                             -----------  -----------  -----------
Balance at end of year......................................  22,861,199   22,861,199   12,964,918
                                                             ===========  ===========  ===========
COMMON STOCK, Amounts
   Balance at beginning of year............................. $    22,862  $    12,965  $    12,965
   Acquisition: Issued stock for purchase of Petrocon
     Engineering, Inc., net of registration costs...........          --        9,800           --
   Acquisition: Issued stock to investment advisor..........          --           97           --
                                                             -----------  -----------  -----------
Balance at end of year...................................... $    22,862  $    22,862  $    12,965
                                                             ===========  ===========  ===========
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year............................. $ 9,335,471  $ 2,640,154  $ 2,640,154
   Acquisition: Issued stock for purchase of Petrocon
     Engineering, Inc., net of registration costs...........          --    6,627,054           --
   Acquisition: Issued stock to investment advisor..........          --       68,263           --
                                                             -----------  -----------  -----------
Balance at end of year...................................... $ 9,335,471  $ 9,335,471  $ 2,640,154
                                                             ===========  ===========  ===========
RETAINED EARNINGS
   Balance at beginning of year............................. $ 2,487,617  $ 1,702,285  $ 1,321,407
   Net income...............................................   1,751,823      981,832      380,878
   Forgiveness of note receivable--stockholder for purchase
     option to acquire Company stock........................          --     (196,500)          --
   Preferred dividends accrued..............................    (208,992)          --           --
                                                             -----------  -----------  -----------
Balance at end of year...................................... $ 4,030,448  $ 2,487,617  $ 1,702,285
                                                             ===========  ===========  ===========
NOTES RECEIVABLE -STOCKHOLDERS
   Balance at beginning of year............................. $        --  $  (196,500) $        --
   Reclassification of note receivable from stockholder.....          --           --     (196,500)
   Forgiveness of stockholder receivable....................          --      196,500           --
                                                             -----------  -----------  -----------
Balance at end of year...................................... $        --  $         -  $  (196,500)
                                                             ===========  ===========  ===========
TOTAL STOCKHOLDERS' EQUITY
   Balance at beginning of year............................. $11,845,950  $ 4,158,904  $ 3,974,526
   Acquisition: Issued stock for purchase of Petrocon
     Engineering, Inc., net of registration costs...........          --    6,636,854           --
   Acquisition: Issued stock to investment advisor..........          --       68,360           --
   Preferred dividends accrued..............................    (208,992)          --           --
   Reclassification of note receivable from stockholder.....          --           --     (196,500)
   Forgiveness of stockholder receivable....................          --           --           --
   Net income...............................................   1,751,823      981,832      380,878
                                                             -----------  -----------  -----------
Balance at end of year...................................... $13,388,781  $11,845,950  $ 4,158,904
                                                             ===========  ===========  ===========

      See accompanying notes to these consolidated financial statements.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                    ---------------------------------------
                                                                         2002             2001            2000
                                                                    -------------     -----------     -----------
Cash Flows from Operating Activities:
 Net income........................................................ $   1,751,823     $   981,832     $   380,878
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization...................................       806,543         265,758         216,237
   Deferred income tax expense (benefit)...........................       437,000         319,154         (49,000)
   (Gain) on sale of investments...................................            --         (64,233)             --
   Changes in current assets and liabilities, net of acquisitions:
     Trade receivables.............................................    (1,583,778)     (1,010,414)     (1,345,098)
     Inventory.....................................................       159,473         174,292         (93,533)
     Costs and estimated earnings in excess of billings............    (1,313,096)         71,472              --
     Prepaid expenses and other assets.............................       603,668         402,454         139,072
     Accounts payable..............................................    (1,105,804)       (533,121)        553,986
     Accrued compensation and benefits.............................     1,200,810              --              --
     Billings in excess of costs and estimated earnings............        34,133              --              --
     Other liabilities.............................................        (7,649)        240,656          11,663
     Income taxes receivable (payable).............................       319,228        (104,151)        213,013
                                                                    -------------     -----------     -----------
       Net cash provided by operating activities                        1,302,351         743,709          27,218
                                                                    -------------     -----------     -----------
Cash Flows from Investing Activities:
 Purchase of property and equipment................................      (423,344)       (459,068)       (367,753)
 Software upgrade..................................................      (909,627)             --              --
 Proceeds from sale of property....................................        42,523              --              --
 Purchase of bonds.................................................            --              --        (100,000)
 Redemption of bonds...............................................            --         464,223              --
                                                                    -------------     -----------     -----------
       Net cash provided by (used in) investing activities.........    (1,290,448)          5,155        (467,753)
                                                                    -------------     -----------     -----------
Cash Flows from Financing Activities:
 Borrowings on line of credit......................................   111,764,457       1,114,300         384,831
 Payments on line of credit........................................  (110,574,665)       (361,617)       (315,000)
 Notes receivable from stockholder.................................            --              --         (13,500)
 Short-term borrowings (repayments)................................      (684,626)             --              --
 Preferred dividends accrual.......................................      (120,773)             --              --
 Capital lease borrowings (repayments).............................       (50,661)        (40,514)        (19,684)
 Long-term borrowings (repayments).................................    (1,515,447)       (458,718)        (17,492)
                                                                    -------------     -----------     -----------
       Net cash provided by (used in) financing activities.........    (1,181,715)        253,451          19,155
                                                                    -------------     -----------     -----------
Net Change in Cash and Cash Equivalents............................    (1,169,812)      1,002,315        (421,380)
Cash and Cash Equivalents, at Beginning of Year....................     1,244,907         242,592         663,972
                                                                    -------------     -----------     -----------
Cash and Cash Equivalents, at End of Year.......................... $      75,095     $ 1,244,907     $   242,592
                                                                    -------------     -----------     -----------
Non-Cash Transactions:
 Acquisition of Petrocon with issuance of common and preferred
   stock and assumption of debt.................................... $          --     $23,805,675     $        --
 Stock issued for preferred dividend...............................        88,000              --              --
 Insurance acquired with notes payable.............................       771,502         228,254         133,493
 Property and equipment acquired under capital lease...............            --          53,393         166,083
Supplemental Cash Flow Information
 Cash paid during the year for--
   Interest........................................................       744,103          83,213          92,296
   State and federal income taxes..................................       486,697         263,780         220,000
 Refunds from state franchise taxes................................       389,714              --              --


      See accompanying notes to these consolidated financial statements.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Background and Basis of Presentation

  Acquisition

   Effective December 31, 2001, ENGlobal Corporation (""ENGlobal" or the "Company") completed the acquisition of all outstanding stock of Petrocon Engineering, Inc. (Petrocon), a Texas-based engineering support services company, for an aggregate price of approximately $23,806,000 (the "Merger"). As a result of the acquisition, ENGlobal has greater depth of capabilities that serves a broader range of clients, provides the ability to handle larger, more diverse projects, and construction management and inspection services not previously available to ENGlobal. The Company paid for the transaction through the issuance of 9,800,000 shares of common stock, issuance of preferred stock and the assumption of long-term debt of Petrocon. The Merger was accounted for using the purchase method of accounting. The fair market value of Petrocon's assets and liabilities has been included in the balance sheet as of December 31, 2001. The purchase price and allocation are as follows (in thousands):

Debt assumed............................................................................... $13,737
Fair value of common stock issued..........................................................   6,637
Fair value of preferred stock issued.......................................................   2,500
ENGlobal transaction costs (including 96,281 shares of common stock issued to financial
  advisor).................................................................................     932
                                                                                            -------
   Total purchase price.................................................................... $23,806
                                                                                            =======

Fair value of assets acquired.............................................................. $17,662
Fair value of liabilities assumed..........................................................  (8,370)
                                                                                            -------
Net assets acquired........................................................................   9,292
Total purchase price.......................................................................  23,806
                                                                                            -------
   Purchase price over net assets acquired--goodwill at December 31, 2001..................  14,514
Less:
   Purchase price adjustments, primarily related to the recognition of deferred tax assets
     (See discussion at note 16)...........................................................  (1,302)
                                                                                            -------
Net goodwill balance at December 31, 2002.................................................. $13,212
                                                                                            =======

   Goodwill will not be deductible for tax purposes.

   As part of the Merger, Petrocon entered into an agreement and plan of reorganization with Equus II Incorporated ("Equus"). Certain indebtedness owed by Petrocon to Equus was renewed, restructured, reduced, and extended. Equus agreed to exchange notes worth $9.7 million including accrued interest, for $2.5 million in preferred stock, a new note for $3.0 million, receive a payment of $2.0 million, and forgive $2.2 million of the outstanding balance. This new note is subordinated to the Company's term loan with Fleet. (See Note 8)

   The unaudited pro forma combined historical results, as if Petrocon had been acquired at the beginning of fiscal 2001 and 2000, respectively, are estimated to be:

                                                 2001       2000
                                                 -------    -------
                                                (In thousands, except
                                                per share data)
                Net sales...................... $91,725    $85,320
                Net income.....................   3,132      1,400
                Net earnings--basic and diluted    0.13       0.06

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

   The pro forma results exclude amortization of the intangibles presented above and reduction of forgiven and restructured interest expense on debt. The pro forma results do not purport to be indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

  Basis of Presentation

   The consolidated results of operations and the cash flows for the years ended December 31, 2001 and 2000 reflect ENGlobal's pre-merger operations. Since purchase transactions are accounted for prospectively and the acquisition occurred effective December 31, 2001, the combined operations are reflected in the results of operations for the year ended December 31, 2002, only. The balance sheet as of December 31, 2002 and 2001 and the changes in stockholders' equity do reflect the Merger. All significant intercompany balances and transactions have been eliminated.

   Organization --Brief descriptions of the active companies included in the consolidated group follow:

      ENGlobal Corporation ("ENGlobal")--a Nevada holding company.

      IDS Engineering, Inc. dba ENGlobal Engineering, Inc. ("IEI")--a Texas corporation that provides general engineering services for industrial customers in the pipeline industry.

      Thermaire, Inc. dba Thermal Corporation--manufactures and fabricates air handling equipment for commercial heating, ventilation, and cooling systems.

      ENGlobal Constant Power, Inc. ("ECP")--fabricates industrial grade uninterruptible electrical power systems and battery chargers and microprocessor systems to be sold to the high-end industrial market.

      ENGlobal Corporate Services, Inc.--provides the corporate oversight function.

      ENGlobal Engineering, Inc. formerly Petrocon Engineering, Inc. ("Petrocon")--provides general engineering services for industrial customers primarily along the Texas Gulf Coast with specialties in the areas of distributive control systems, power distribution, process design and process safety management.

      ENGlobal Systems, Inc. ("ESI")--provides design, fabrication, installation, start-up, checkout and maintenance of specialized systems such as programmable logic controller (PLC) systems integration, supervisory controls and data acquisition (SCADA) and triple modular redundancy (TMR) systems, distribution control system (DCS), and analyzer systems.

      ENGlobal Technologies, Inc. ("ETI")--inactivated in 1999, and reactivated in January 2003, provides development, sales and marketing focused on the licensed Hybrid Low NOx process which removes oxides of nitrogen from emissions in the power and hydrocarbon processing industries and advanced automation controls.

      ENGlobal Construction Resources, Inc. formerly Petrocon Construction Resources, Inc. ("ECR")--provides technical, inspection and operator personnel within client facilities and recruiting for the petrochemical industry.

      RPM Engineering, Inc. dba ENGlobal Engineering, Inc. ("RPM")--provides engineering services in southeast Louisiana.

2.  Summary of Significant Accounting Policies

   Cash and Cash Equivalents--Cash and cash equivalents include cash in bank at December 31, 2002. The Company's banking system provides for daily replenishment of major bank accounts for check-clearing

                     ENGLOBAL CORPORATION AND SUBSIDIARIES
requirements. Accordingly, there were negative book balances of $1.4 million on December 31, 2002 and $1.5 million on December 31, 2001. Such balances result from outstanding checks that have not yet been paid by the bank and are reclassified to accounts payable in the accompanying consolidated balance sheets.

   Inventories--Inventories are composed primarily of raw materials and component parts (computer components, sheet metal, copper tubing, blower fans and fan motors) and are carried at the lower of cost or market value, with cost determined on the first-in, first-out ("FIFO") method of accounting.

   Revenue Recognition--The Company's revenues are composed of product sales and engineering service revenue. The Company recognizes service revenue as soon as such services are performed and product sales upon shipment to the customer. The majority of the Company's services are provided through cost-plus contracts.

   On occasion, the Company, serving as purchasing agent on behalf of the client, procures material and equipment whose cost is passed on to the client with no mark-up or profit. In accordance with Statement of Position (SOP) 81-1, revenues and costs for these type purchases are not included in total revenues and costs. For financial reporting this "pass-through" type of transaction is reported net.

   Profits and losses on fixed-fee contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage-of-contract costs incurred to date relative to estimated total contract costs for each contract. Contract costs include amounts paid to subcontractors. Anticipated losses on uncompleted construction contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

   The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed on fixed-fee contracts. The liability "billings in excess of costs and estimated profits on uncompleted contracts" represents amounts billed in excess of revenues recognized on fixed-fee contracts.

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

   Goodwill--For acquisitions prior to June 30, 2001, the Company capitalized the excess purchase price over the fair value of net assets acquired (goodwill) and amortized this intangible asset on a straight-line basis over 5-10 years. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142, Business Combinations and Goodwill and Other Intangible Assets, which ceases amortization of goodwill for all acquisitions after June 30, 2001 and requires annual testing of impairment. Consistent with SFAS 142, the Company has not amortized goodwill related to the Merger, but instead tested the balance for impairment.

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

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

   Software Development Costs--Under the provisions of SOP-98-1 ENGlobal capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and when management authorizes funding for the project which is deemed probable of completion and use for the function intended. Costs include 1) external direct costs of materials and services incurred in obtaining and developing the software 2) payroll and payroll related costs for employees who are directly associated with and devote time to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. At that time, the costs are reclassified to fixed assets where they are depreciated using straight-line method over three to seven years, but not exceeding the expected life of the product. The accounting system upgrade was completed at the end of 2002 and will begin depreciation in January 2003. Related software development costs for project reporting will remain in "software upgrade in process" until the software is ready for its intended use. (See Note 5)

   Income Taxes--The Company accounts for deferred income taxes in accordance with the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of its existing assets and liabilities. The provision for income taxes represents the current tax payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.

   Stock Based Compensation--The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has elected to record compensation expense in accordance with Accounting Principles Board
(APB) Opinion No. 25, which calculates compensation as the difference between an option's exercise price and the current price of the underlying stock. (For equity instruments issued to employees, see Note 11 that contains required pro forma disclosure of the impact of adopting SFAS No. 123)

   Earnings Per Share--Basic earnings per share was computed by dividing net income available for common stock by the weighted average common shares outstanding for the years ended December 31, 2002, 2001 and 2000. Diluted earnings per share are computed including the impact of all potentially dilutive securities. Potentially dilutive securities that have not been included in the computation of earnings per share include 305,102 warrants exercisable at $6.15 and issued in 1996 and 683,624 options exercisable at $1.25 to $6.24, which were issued from 1993 through 1999. Also, the 2,588,000 shares of cumulative preferred stock with liquidation price of $1.00 per share are anti-dilutive and therefore, not included. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2002, 2001 and 2000.

                                                         2002       2001       2000
                                                      ---------- ---------- ----------
Common stock issued, beginning of year............... 22,861,199 12,964,918 12,964,918
Weighted average common stock issued Weighted average
  common stock retired...............................         --    271,131         --
                                                      ---------- ---------- ----------
Shares used in computing basic earnings per share.... 22,861,199 13,236,049 12,964,918
Assumed conversion of dilutive stock options.........    151,817         --         --
                                                      ---------- ---------- ----------
Shares used in computing diluted earnings per share.. 23,013,016 13,236,049 12,964,918

   Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

   Fair Value of Financial Instruments--The fair value of financial instruments, primarily accounts receivable, notes receivable, bonds, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

   Comprehensive Income--Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities. The Company's comprehensive income is equal to net income for all periods presented in these financial statements.

   Reclassifications--Amounts in prior years' financial statements are reclassified as necessary to conform to current year's presentation. Such reclassifications had no effect on net income.

3.  Notes Receivable--Stockholder

   In anticipation of the Merger, the Company forgave a note receivable due from the majority stockholder of the Company with principal and accrued interest totaling $196,500. The note receivable was unsecured, due on demand with an interest rate of 9% per annum. The note receivable and accrued interest had been classified as a reduction of stockholders' equity. (See Note 14 for disposition of this note.)

4.  Recent Accounting Pronouncements

   SFAS No. 145, issued in April 2002, rescinded or amended earlier FASB Statements. Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt was rescinded because debt extinguishments used as part of an entity's risk management strategy represent one example of debt extinguishments that do not meet the criteria for classification as extraordinary item in APB Opinion No. 30. Statement No. 64 amends SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. This statement also makes various technical corrections to existing pronouncements. Those corrections are non-substantive in nature. The Company will adopt the statement effective no later than January 1, 2003. Management does not believe that the effect of adoption of this statement will have a material impact on its financial position, results of operations, or cash flow.

   In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued addressing financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement improves financial reporting by requiring that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. Management does not believe that the effect of adopting this statement will have a material impact on its financial position, results of operations, or cash flows. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

   In December 2002, SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, was issued with an effective date of December 15, 2003. This Statement provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based compensation. Prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on reported results is required. The Company will adopt the Statement effective December 15, 2003, when required. Management does not believe that the effect of the adoption of this statement will have a material impact on the financial position, result of operations, or cash flows.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

5.  Property and Equipment

   Property and equipment consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                       2002    2001
                                                     -------  ------
           Land..................................... $   590  $  590
           Building.................................   2,557   2,557
           Computer equipment and software..........   1,842     733
           Shop equipment...........................     677     693
           Furniture and fixtures...................      94   1,050
           Building and leasehold improvements......     297     222
           Autos and trucks.........................      75      27
                                                     -------  ------
                                                       6,132   5,872
           Accumulated depreciation and amortization  (1,284)   (749)
                                                     -------  ------
                                                       4,848   5,123
           Software upgrade in process..............     910      --
                                                     -------  ------
           Property and equipment, net.............. $ 5,758  $5,123
                                                     =======  ======

   Balances in the furniture and fixtures category were reclassified in early 2002 to computer equipment and software.

6.  Detail of Certain Balance Sheet Accounts

   The components of trade receivables as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                        2002     2001
                                                                      -------  -------
Amounts billed at December 31........................................ $13,965  $14,224
Amounts billable at December 31, billed January of the following year   2,617      780
Retainage............................................................     192      175
Less--Allowance for uncollectible accounts...........................    (282)    (271)
                                                                      -------  -------
Trade receivables, net............................................... $16,492  $14,908
                                                                      =======  =======

   The components of other liabilities as of December 31, 2002 and 2001 (in thousands):

                                                     2002  2001
                                                     ---- ------
               Reserve for legal exposures (Note 17)  715    950
               Accrued interest.....................   75     33
               State property and sales tax.........   15      5
               Other................................  128    243
                                                     ---- ------
               Other liabilities.................... $933 $1,231
                                                     ==== ======

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

7.  Fixed-Fee Contracts

   Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                                                   2002     2001
                                                                                 -------  -------
Costs incurred on uncompleted contracts......................................... $18,629  $ 7,293
Estimated earnings on uncompleted contracts.....................................   3,096    1,091
                                                                                 -------  -------
Earned revenues.................................................................  21,725    8,384
Less billings to date...........................................................  20,493   (8,431)
                                                                                 -------  -------
Net cost and estimated earnings in excess (under) billings uncompleted contracts $ 1,232  $   (47)
                                                                                 =======  =======
Costs and estimated earnings in excess of billings on uncompleted contracts..... $ 2,044  $   731
Billings in excess of costs and estimated earnings on uncompleted contracts.....    (812)    (778)
                                                                                 -------  -------
Net cost and estimated earnings in excess (under) billings uncompleted contracts $ 1,232  $   (47)
                                                                                 =======  =======

8.  Line of Credit and Debt

   Effective December 31, 2001 as part of the Merger, ENGlobal entered into a financing arrangement with Fleet whereby all of ENGlobal Engineering's outstanding debt (the Credit Facility comprised of a line of credit and a term loan), was refinanced. The new loan agreement positions the Fleet debt as senior to all other debt and includes a line of credit limited to $15.0 million, subject to borrowing base restrictions and a term loan in the amount of $5.0 million. The credit facility is collateralized by substantially all the assets of the Company. At December 31, 2002, $10.1 million was outstanding on the line of credit and the term loan was paid in full. The line of credit matures on June 14, 2004. The interest rate on the line of credit is one quarter of one percent plus prime (4.75 percent at December 31, 2002), and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of December 31, 2002, were $1.8 million after consideration of the borrowing base limitations. The Company's Credit Facility contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and specified levels of certain other items including average borrowing availability and various other covenants. Effective December 31, 2002, the Company has received a waiver from Fleet for exceeding the capital expenditure limit in order to prevent an event of default under the Credit Facility.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

   As part of the Merger consideration, Petrocon's pre-merger debt with Equus was reorganized, restructured and reduced. Equus agreed to exchange notes worth $9.7 million including accrued interest for $2.5 million in preferred stock, a payment of $2.0 million, a forgiveness of $2.2 million, and a new note for $3.0 million. The new note has interest at 9.5 percent per annum with interest paid quarterly beginning February 15, 2002 and principal payments being repaid quarterly beginning August 15, 2002. This note is collateralized with substantially all the assets of the Company; however, it is subordinated to the Company's credit facility with Fleet. (Amounts below in thousands)

                                                                                              2002     2001
                                                                                            -------  -------
Fleet--
   Line of credit, prime plus 0.25% (4.75% at December 31, 2002), maturing in 2004......... $10,084  $ 8,894
   Term loan, interest at prime plus 0.50% (paid in full in August 2002)...................      --      523
Equus--
   Note payable, interest at 9.5%, principal and interest due quarterly in installments of
     $110, maturing through 2005...........................................................   2,780    3,000
   Petrocon Arabia Limited uncollateralized notes payable, interest at 8%, principal and interest due monthly in decreasing amounts starting at $25, maturing in August
     2004..................................................................................     451    1,072
   Miscellaneous...........................................................................       8       --
                                                                                            -------  -------
                                                                                             13,323   13,489
Less--current maturities...................................................................    (743)  (1,357)
                                                                                            -------  -------
   Long-term debt, net of current portion.................................................. $12,580  $12,132
                                                                                            =======  =======

   Maturities of debt as of December 31, 2002, are as follows (in thousands):

                       Years Ending December 31,
                       -------------------------
                            2003................ $   743
                            2004................  10,680
                            2005................   1,900
                                                 -------
                              Total of debt..... $13,323
                                                 =======

   Current notes payable include a note which finances commercial insurance on a short-term basis, with a balance of $485,000 and $399,000 as of December 31, 2002 and 2001, respectively.
9.  Capital Leases and Operating Leases

   The Company leases equipment and office space under long-term lease agreements. Some of the leases covering certain pieces of equipment, which expire over the next four years, are classified as capital leases. Property and equipment includes equipment under capital leases of approximately $273,000, less accumulated amortization of approximately $86,000 and $41,000 at December 31, 2002 and 2001, respectively.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

   The future minimum lease payments for capital leases and for operating leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2002 follows below (in thousands):

                  Years Ending December 31,        Capital Operating
                  -------------------------        ------- ---------
               2003...............................  $ 67    $1,299
               2004...............................    67       969
               2005...............................    41       622
               2006...............................    10       378
               2007...............................    --     1,539
                                                    ----    ------
            Total minimum lease payments..........   185    $4,807
                                                            ======
            Less amount representing interest.....   (28)
                                                    ----
            Principal amount of lease payments....   157
            Less current maturities...............    53
                                                    ----
            Long term portion of lease obligations  $104
                                                    ====

   Rental expense for all operating leases, including those with terms less than one year, amounted to approximately $1,305,000, $364,000 and $275,000 for the years ended December 31, 2002, 2001, and 2000, respectively.
10.  Profit Sharing Plan

   The Company has two 401(k) profit sharing plans covering substantially all employees. Under the IDS Plan, the Company makes mandatory matching contributions equal to 50% of employee contributions up to 6% of employee compensation, as defined. The Petrocon Plan provides for discretionary contributions by the Company as determined by the Board of Directors. Under both plans, the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions to the IDS Plan of approximately $172,000, $194,000 and $127,000, respectively, for the years ended December 31, 2002, 2001, and 2000. No contributions were made to the Petrocon Plan during 2002.

11.  Stock Option Plan

   The Company has a nonqualified incentive stock option plan that provides for the issuance of options up to 1,400,000 shares of common stock. The Incentive Option Plan ("Option Plan") provides for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. No compensation cost has been recognized for grants under the Option Plan because the exercise price of the options granted to employees equals the market price of the stock on the date of the grants. If compensation cost at the grant date of the Option Plan had been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company's pre-tax income in 2000 would not have changed significantly. Had the method prescribed by SFAS No. 123 been applied, the Company's December 31, 2002 and 2001, net income available to common stockholders would have been changed to the pro forma amount indicated below:

                                                        2002      2001
                                                     ---------- --------
        Net Income available to common stockholders:
           As reported.............................. $1,542,831 $981,832
           Pro forma................................ $1,309,470 $954,741
        Earnings per share (basic and diluted)
           As reported.............................. $     0.07 $   0.07
           Pro forma................................ $     0.06 $   0.07

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

   Effective with the Merger, a group of significant Petrocon stockholders set aside 1,700,000 shares of the 9,800,000 shares issued at the time of the Merger and placed them in escrow under the Option Escrow Agreement. Under terms of this agreement, shares originally issued by ENGlobal prior to the Merger, will be replaced by shares from the escrow account upon exercise of converted Petrocon options. The Option Escrow Agreement has the effect of preventing dilution to the original ENGlobal stockholders due to exercise of converted Petrocon options. The Option Escrow Agreement stays in effect until all existing options have been exercised, terminated, or cancelled.

   The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation expense is recorded because the exercise price was greater than the market price on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000 dividend yield of 0%, expected volatility of 93%, 94%, and 86%, risk-free interest rates of 5% and 6%, and expected lives of two years.

   Each option granted in 2002 and 2000 has an exercise price of $1.00 or $1.25 per share, and vest over 48 months. The Petrocon converted options granted in 2001 effective with the Merger have exercise prices ranging from $0.96 to $6.24. The maximum term of the options is ten years.

   The following table summarizes stock option activity:

                                                                              Options at Exercise Prices
                                                                      -----------------------------------------
                                                                      $0.96-$1.25  $4.26    $6.24      Total
                                                                      ----------- -------  -------  -----------
Outstanding, January 1, 2000.........................................   200,000        --       --      200,000
   Granted...........................................................    66,000        --       --       66,000
   Canceled or expired...............................................   (40,000)       --       --      (40,000)
   Exercised.........................................................        --        --       --           --
                                                                        -------   -------  -------  -----------
Outstanding, December 31, 2000.......................................   226,000        --       --      226,000
   Granted...........................................................    10,000        --       --       10,000
   Granted in connection with a merger...............................   733,030   129,082  202,131    1,064,243
   Canceled or expired...............................................   (27,500)       --       --      (27,500)
   Exercised.........................................................        --        --       --           --
                                                                        -------   -------  -------  -----------
Outstanding, December 31, 2001.......................................   941,530   129,082  202,131    1,272,743
   Granted...........................................................    20,000        --       --       20,000
   Canceled or expired...............................................   (35,000)   (2,085)    (729)     (37,814)
   Exercised.........................................................        --        --       --           --
                                                                        -------   -------  -------  -----------
Outstanding, December 31,2002........................................   926,530   126,997  201,402    1,254,929
                                                                        =======   =======  =======  ===========
Exercisable at December 31, 2002.....................................   703,602   126,997  137,253      967,852
                                                                        =======   =======  =======  ===========
Available for grant at December 31, 2002.............................                                   145,071
                                                                                                    ===========
Weighted-average fair value of options at grant date, granted in
  2002...............................................................                               $      0.86
                                                                                                    ===========
Weighted-average fair value of options, granted in 2000 and 2001.....                               $0.03-$0.29
                                                                                                    ===========
Weighted-average exercise price all outstanding options at
  December 31, 2002..................................................                               $      1.79
                                                                                                    ===========
Weighted-average remaining vesting life of all options outstanding at
  December 31, 2002..................................................                                  1.80 yrs
                                                                                                    ===========

   The summary above does not include 234,774 non-qualified options issued at the time of the Merger to replace existing options in consideration for services. Such options have an exercise price of $4.26 per share and expire in September 2006.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

12.  Related-party Transactions

   ENGlobal Engineering leases office space from PEI Investments, a joint venture in which ENGlobal Engineering has a one-third interest, Mike Burrow (the Company's CEO) has a one-third interest, and a stockholder who owns less than 1% of the Company's common stock has a one-third interest. Rentals paid under these leases were $0.1 million for 2002, 2001 and 2000. These leases expired in 2001 and have a present annual rental rate of $0.1 million. ENGlobal Engineering expects to renegotiate the leases during 2003.

13.  Concentration of Credit Risk and Major Customers

   The Company provides pipeline engineering and fabricated systems and services primarily to major integrated oil and gas companies throughout the world. It also fabricates power systems and battery chargers, and manufactures air handling equipment for air conditioning and heating systems to commercial companies primarily in the southern states. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts that it deems doubtful for collection.

   Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

   For the years ended December 31, 2002, 2001, and 2000, the Company had sales in the engineering segment totaling approximately $30.6 million, $5.4 million, and $4.2 million attributable to a single customer in 2002 and 2001 and two major customers in 2000. During 2002, sales to one major customer represented over 30% of total sales. During 2001, a single customer represented approximately 2.5% of total sales. During 2000, two customers represented over 25% of total sales. At December 31, 2002, the Company had amounts due from one customer in excess of 10% of trade receivables totaling $2.2 million, and at December 31, 2001, three customers had amounts in excess of 10% of trade receivables totalling $1.6 million.

14.  Redeemable Preferred Stock

   In addition, the ENGlobal stockholders approved an amendment to the articles of incorporation creating a class of preferred stock with 5,000,000 shares authorized for issuance and the issuance of 2,500,000 shares of ENGlobal preferred stock to Equus. Par value for the preferred stock was $0.001 with a fair value of $1.00 per share. A preferred stock dividend issued during 2002 increased the balance to $2,588,000 as of December 31, 2002.

   The rights, preferences and limitations of the convertible preferred stock are as follows:

  . holders of the convertible preferred stock are entitled to receive a liquidation preference of $1.00 per share, subject to certain conditions;

  . at any time, ENGlobal is entitled to redeem at lease 25% or up to all of the convertible preferred stock outstanding at a specified price;

  . at any time after the seventh anniversary, two-thirds of the holders of the convertible preferred stock may demand mandatory redemption at a specified price;

  . holders of the convertible preferred stock have the right to vote on changes to the Articles of Incorporation that adversely effect them;

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

  . holders of the convertible preferred stock have the right to convert all or a portion of their convertible preferred stock into shares of our common stock at the a rate of 2.38 shares of preferred to 1 share of common; and

  . the shares of convertible preferred stock are subject to mandatory conversion at the option of ENGlobal when certain conditions are met.

   Dividends on outstanding shares of Series A Preferred Stock are payable annually on the last day of May beginning in 2002 at a rate of 8% of the liquidation amount which is $1.00 per share plus accrued and unpaid dividends. Dividends may be paid in cash or at the option of the Company, in shares of stock of Series A Preferred Stock at a rate of 0.08 shares for each outstanding share of Series A Preferred Stock. Dividends are deducted from net income in determining income available for common stock.

15.  Stockholders' Equity

   On December 20, 2001, a special meeting of the stockholders of ENGlobal was held to adopt the Agreement and Plan of Merger between ENGlobal and Petrocon Engineering, Inc. including the issuance of 9,800,000 shares of common stock to Petrocon's stockholders. The Company's financial advisor was also issued 96,281 shares of ENGlobal common stock. The aggregate purchase price was approximately $23,806,000 including transaction expenses and assumption of debt. The common stock was valued at $0.71 per share, which is the average price of ENGlobal common stock three days prior to and subsequent to the announcement of the Merger.

   In anticipation of the Merger, the board approved the forgiveness of $196,500 in amounts owed the Company by a stockholder in exchange for options to buy back Company common stock as part of the Option Pool Agreement, which terminates in 2006.

   The Company has a nonqualified incentive stock option plan that provides for the issuance of options up to 1,400,000 shares of common stock of which 1,254,929 options have been granted. Additional options of 234,774 with an exercise price of $4.26 were granted as consideration for services. Replacement warrants of 305,102 with an exercise price of $6.00 were issued as per the terms of the Merger Agreement to replace warrants outstanding granted in 1996 by Petrocon in connection with the acquisition of RPM. (See Note 11 above for a discussion on the options.)

   The 2001 redeemable preferred stock on the Balance Sheet has been reclassified to a section above Stockholders' Equity.

16.  Federal Income Taxes

   The components of income tax expense (benefit) were as follows (in thousands):

                                        Years Ended December 31,
                                        -----------------------
                                         2002     2001   2000
                                         ------   ----   ----
                      Current:
                         Federal....... $  708    $220   $139
                         State.........    (40)    135     33
                                         ------    ----   ----
                                           668     355    172
                      Deferred.........    437     319    (49)
                                         ------    ----   ----
                         Tax provision. $1,105    $674   $123
                                         ======    ====   ====

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

   The components of the Company's deferred tax liability consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                           2002    2001
                                                          -----  -------
       Deferred tax asset:
          Allowance for doubtful accounts................ $  96  $    92
          Net operating loss from prior ownership change.   535    1,200
          Accruals not yet deductible for tax purposes...   365      397
          Valuation allowance............................    --   (1,621)
                                                          -----  -------
          Net deferred tax assets........................   996       68
       Deferred tax liabilities--
          Depreciation...................................  (133)     (68)
                                                          -----  -------
              Deferred tax (liability) asset, net........ $ 863  $    --
                                                          =====  =======

   During the year ended December 31, 2002, the Company resolved certain issues related to a net operating loss carryforward ("NOL") that was picked up in the Merger. Upon such resolution, the Company recorded a purchase price adjustment from goodwill to a deferred tax asset totaling approximately $1.3 million and decreased the valuation allowance accordingly.

   The following is a reconciliation of expected to actual income tax expense from continuing operations (in thousands):

                                                 2002   2001 2000
                                                ------  ---- ----
              Federal income tax expense at 34% $  971  $563 $129
              State and foreign taxes..........    (26)   83   21
              Nondeductible expenses...........     15    28    9
              Other............................    145    --  (36)
                                                ------  ---- ----
                                                $1,105  $674 $123
                                                ======  ==== ====

   The Company benefited from a Petrocon net operating loss carryforward of approximately $1,000,000 in the calculation of tax expense for 2002 and 2001. The Company has additional net operating loss carryforward of approximately $1,500,000 that are subject to limitations on utilization due to by prior ownership changes.

17.  Segment Information

   The Company operates in three business segments: (1) engineering consulting services primarily to major integrated oil and gas companies; (2) engineered systems which operates primarily full-service systems/controls engineering and integration with some uninterruptible power systems and battery chargers; and
(3) manufacturing of air handling equipment for commercial heating, ventilation and cooling systems. Sales, operating income, identifiable assets, capital expenditures and depreciation set forth in the following table are the results of these segments. The amount in corporate and the corporate segment includes those activities that are not allocated to the operating segments.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

   Segment information for 2002, 2001, and 2000 was as follows (in thousands):

                                          2002
----------------------------------------------------------------------------------------
                                  Engineering Engineered
                                   Services    Systems   Manufacturing Corporate  Total
                                  ----------- ---------- ------------- --------- -------
Net sales from external customers   $74,971    $14,151      $2,439      $    --  $91,561
Operating profit (loss)..........       937       (271)       (209)       3,108    3,565
Depreciation and amortization....       376         49          94          288      807
Tangible assets..................    16,088      5,751       1,750        3,267   26,856
Capital expenditures.............        73         56          83        1,121    1,333
                                          2001
----------------------------------------------------------------------------------------
                                  Engineering Engineered
                                   Services    Systems   Manufacturing Corporate  Total
                                  ----------- ---------- ------------- --------- -------
Net sales from external customers   $14,235    $ 3,575      $4,244      $    --  $22,054
Operating profit (loss)..........     1,571        (65)        277          (71)   1,712
Depreciation and amortization....       116          4          93           53      266
Tangible assets..................    18,389      2,152       2,299          932   23,772
Capital expenditures.............       169         70         155           65      459
                                          2000
----------------------------------------------------------------------------------------
                                  Engineering Engineered
                                   Services    Systems   Manufacturing Corporate  Total
                                  ----------- ---------- ------------- --------- -------
Net sales from external customers   $10,740    $ 2,815      $3,421      $    --  $16,976
Operating profit (loss)..........     1,366        207         (24)      (1,028)     521
Depreciation and amortization....        96         36          84           --      216
Tangible assets..................     3,788      1,076       1,600          588    7,052
Capital expenditures.............       316         28          24           --      368

18.  Contingencies

  Employment Agreements

   The Company has employment agreements with certain of its executive officers, the terms of which expire in December 2004. Such agreements provide for minimum salary levels, as well as for incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2002, excluding bonuses, was approximately $3.0 million.

  Litigation

   The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Based on legal analysis and advice from its attorneys, allowances have been made for any litigation that management of the Company believes could have a material adverse effect on its financial condition or results of operations.

   Two claims that involve alleged failure of contractual performance have been identified by the management of the Company and are covered by insurance. The Company has accrued the costs subject to the insurance deductible of $100 thousand each. In a different issue, Petrocon was party to a lawsuit wherein two former executive officers asserted breach of contract. Concurrent with the Merger, as a result of mediation, the Company reached a settlement whereby equal monthly installments of approximately $12 thousand must be paid in 24 months with the balance of $175 thousand paid in the 25th month. The Company recorded this liability in 2001 and the balance at December 31, 2002 is $325 thousand. The final payment will be in January 2004.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

  Other Claims

   A former owner of RPM has asserted a claim regarding the method the earnout was calculated on the sale of RPM. The Company vigorously disputes this claim, however, a reserve for $200 thousand has been recorded as of December 31, 2002 representing any potential exposure and estimate for legal fees to defend the Company.

  Insurance

   The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, professional errors and omissions, workers' compensation insurance and general umbrella policy. The Company has not incurred significant claims in excess of insurance recoveries. ENGlobal is self-insured for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $100 thousand per occurrence and approximately $3.5 million in aggregate in policy year being covered by a separate insurance policy.

  401K

   The Company has two 401K plans, the IDS Plan and the Petrocon Plan, both established prior to the Merger. Employees are eligible to participate after 90 days of employment. The IDS Plan requires the Company to make mandatory matching contributions equal to 50% of the employee contribution up to a maximum of 6% as defined in the Plan Document. The Company made contributions of $172,000, $194,000, and $127,000, respectively in 2002, 2001, and 2000.
Discretionary contributions may be made as directed by the Board of Directors to the Petrocon Plan. No such contributions were made in 2002.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

19.  Quarterly Financial Information (unaudited)

                                                                         2002
                                                          --------------------------------------
                                                           Qtr 1     Qtr 2     Qtr 3     Qtr 4
                                                          -------   -------   -------   -------
                                                          (In thousands except per share amounts)
Sales.................................................... $20,703   $22,814   $23,509   $24,535
Gross profit.............................................   3,224     3,952     3,548     4,219
   Percent of sales......................................    15.6%     17.3%     15.1%     17.2%
Net income...............................................     266       499       462       525
   Per common share--basic and diluted net income........    0.01      0.02      0.02      0.02

                                                                         2001
                                                          --------------------------------------
                                                           Qtr 1     Qtr 2     Qtr 3     Qtr 4
                                                          -------   -------   -------   -------
                                                          (In thousands except per share amounts)
Sales.................................................... $ 5,954   $ 5,149   $ 5,756   $ 5,195
Gross profit.............................................   1,327     1,434     1,596       938
   Percent of sales......................................    22.3%     27.9%     27.7%     18.1%
Net income...............................................     338       293       307        44
   Per common share--basic and diluted net income........    0.03      0.02      0.02      0.00

                                                                         2000
                                                          --------------------------------------
                                                           Qtr 1     Qtr 2     Qtr 3     Qtr 4
                                                          -------   -------   -------   -------
                                                          (In thousands except per share amounts)
Sales.................................................... $ 3,392   $ 3,332   $ 5,141   $ 5,111
Gross profit.............................................     993       701     1,536       719
   Percent of sales......................................    29.3%     21.1%     29.9%     14.1%
Net income (loss)........................................     161      (154)      297        77
   Per common share--basic and diluted net income (loss).    0.01     (0.01)     0.02      0.01

                         INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
ENGlobal Corporation

   We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of ENGlobal Corporation and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 12, 2003. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 16(b) herein (Schedule II - Valuation and Qualifying Accounts) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Hein & Associates LLP
Hein & Associates LLP

Houston, Texas
March 12, 2003

                                  SCHEDULE II

                             ENGLOBAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                        (B)
                                     Balance at                          (E)
                                     Beginning                (D)      Balance
                (A)                    of the      (C)    Deductions-  at End
            Description                Period   Additions Write offs  of Period
 ------------------------------------------------------------------------------
 December 31, 2002
    Allowance for doubtful accounts.    $271      $215       $204       $282
 December 31, 2001
    Allowance for doubtful accounts.    $ 17      $254       $ --       $271
 December 31, 2000
    Allowance for doubtful accounts.    $  7      $ 12       $  2       $ 17

Note:  Column C (2) has been omitted, as all answers would be "none."

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

   There are no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 11.  Executive Compensation

   The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

   The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

Item 14.  Controls And Procedures

   ENGlobal's management is responsible for maintaining a system of internal controls as a fundamental requirement designed to provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period, assets are safeguarded, and that transactions are authorized, recorded and reported properly. The internal control structure is supported by an organizational structure that includes an appropriate delegation of authority and segregation of duties, careful selection and training of qualified personnel, established policies and procedures, and widely communicated business practices intended to require all employees to maintain high ethical standards in conducting Company affairs. From the stockholder's point of view, perhaps the most important feature in internal control is the Company's continual review of its effectiveness.

   Management is also responsible for establishing and maintaining a system of disclosure controls designed to ensure that material information is made known and fully disclosed to management in a timely manner. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Within 90 days prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company's disclosure controls and procedures and have concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

   There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the above referenced evaluation. There are no significant deficiencies or material weaknesses and, therefore, there are no corrective actions taken.

                                    PART IV

Item 15.  Exhibits, Financial Statements Schedules And Reports On Form 8-k

A. FINANCIAL STATEMENTS

   The consolidated financial statements are contained herein as listed on the "Index" on page 28 hereof.

B. REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2002.

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

2.23.1 Agreement and Plan of Merger by and between Industrial Data Systems Corporation, IDS
         Engineering Management, LC, PEI Acquisition, Inc. and Petrocon Engineering, Inc. (11)

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

  3.11 Regulations of IDS Engineering Management, LC (11)

  3.12 Articles of Incorporation PEI Acquisition, Inc. (11)

  3.13 Bylaws of PEI Acquisition, Inc. (11)

  3.14 Amendment to Articles of Incorporation of Industrial Data Systems Corporation dated December 20,
         2001 (18)

Number                                           Description
------                                           -----------

 3.15  Amendment to Articles of Incorporation of ENGlobal Corporation dated August 8, 2002 (19)

 3.16  Restated Articles of Incorporation of ENGlobal Corporation dated August 8, 2002 (20)

  4.1  Form of Common Stock Certificate of Industrial Data Systems Corporation (13)

  4.2  Form of Certificate of Designation of Convertible Preferred Stock of Industrial Data Systems
         Corporation, dated December 21, 2001 (13)

  4.3  Form of Convertible Preferred Stock Certificate of Industrial Data Systems Corporation (12)

  4.4  Exchange Agreement - Letter to Mr. Robert A. Marks dated December 4, 2001 (18)

  4.5  Exchange Agreement - Letter to Mr. Richard E. Mitchen dated December 4, 2001 (18)

  5.1  Opinion of Rooker, Gibson and Later regarding of legality of stock issuance (13)

  8.1  Opinion of Gardere Wynne Sewell LLP regarding United States Tax Matters (13)(14)

  8.2  Opinion of Gardere Wynne Sewell LLP regarding tax treatment of merger (17)

 10.1  Adoption Agreement for Non-standardized Code 401(k) Profit Sharing Plan dated January 1, 1993.
         Previously filed as Exhibit 10.5 on (1)

 10.2  Blanket Service Contract - Exxon Pipeline Company. Previously filed as Exhibit 10.6 on (2)

 10.3  Blanket Service Contract - Marathon Oil Company. Previously filed as Exhibit 10.7 on (2)

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

10.31  Settlement Agreement between the Company and Michael L. Moore. Previously filed as Exhibit
         10.31 on (6)

10.32  Blanket Service Contract with Caspian Consortium-R. Previously filed as Exhibit 10.32 on (7)

10.33  Blanket Service Contract with Caspian Consortium-K. Previously filed as Exhibit 10.33 on (7)

10.35  Master Equipment Lease between Unicapital BSB Leasing and Thermaire, Inc. dba Thermal
         Corporation. Previously filed as Exhibit 10.35 on (8)

10.36  Promissory Note payable to The Frost National Bank dated April 14, 2000. Previously filed as
         Exhibit 10.36 on (9)

10.37  Loan Agreement with The Frost National Bank, dated April 24, 2000. Previously filed as Exhibit
         10.37 on (9)

10.38  Commercial Security Agreement with The Frost National Bank dated April 24, 2000. Previously filed as Exhibit 10.38 on (9)

10.39  Commercial Guaranty for the benefit of The Frost National Bank dated April 24, 2000. Previously filed as Exhibit 10.39 on (9)

Number                                            Description
------                                            -----------

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

10.55  Stock Pledge Agreement between Industrial Data Systems, Inc. and Fleet Capital Corporation dated
         December 21, 2001 (18)

10.56  Stock Pledge Agreement between IDS Engineering Management, LC and Fleet Capital Corporation
         dated December 21, 2001 (18)

10.57  Amended and Restated Stock Pledge Agreement between Petrocon Engineering, Inc. and Fleet
         Capital Corporation dated December 21, 2001 (18)

Number                                            Description
------                                            -----------

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

10.59  Amended and Restated Patent Security Agreement between Petrocon Engineering, Inc. and Fleet
         Capital Corporation dated December 21, 2001 (18)

10.60  Amended and Restated Patent Security Agreement between Petrocon Technologies, Inc. and Fleet
         Capital Corporation dated December 21, 2001 (18)

10.61  Amended and Restated Trademark Security Agreement between R.P.M. Engineering, Inc. and Fleet
         Capital Corporation dated December 21, 2001(18)

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

10.63  Second Amendment and Restated Lease Agreement between Corporate Property Associates 4 and
         Petrocon Engineering, Inc. for Beaumont office space dated February 28, 2002 (19)

10.64  Guaranty and Suretyship Agreement between Industrial Data Systems Corporation and corporate
         Property Associates 4 dated April 26, 2002 (19)

10.65  ENGlobal Corporation Incentive Bonus Plan dated June 12, 2002 (19)

10.66  Lease Agreement between Petrocon Engineering, Inc. and Phelan Investments on July 25, 2002 (20)

10.67  Second Amendment to Second Amended and Restated Loan and Security Agreement as of July 31,
         2002 between IDS Engineering and Subsidiaries and Fleet Capital Corporation (20)

10.68  Amendment to Intercreditor Agreement between Fleet Capital Corporation, Equus II Incorporated and ENGlobal Corporation dated July 31, 2002 (20)

10.69  Fifth Amendment of Lease Agreement between IDS and 600 C.C. Business Park Ltd. (20)

 11.1  Statement Regarding Computation of Per Share Earnings (13)

 21.1  Subsidiaries of the Registrant (21)

 23.3  Consent of Gardere Wynne Sewell LLP (included as Ex 8.1) (13)(14)

 24.1  Power of Attorney (12)

 99.2  Press Release dated August 1, 2001 announcing signing of definitive merger agreement with
         Petrocon Engineering, Inc. (11)

 99.3  Press Release dated December 24, 2001 announcing completion of merger with Petrocon
         Engineering, Inc. (16)

 99.4  Charter of Compensation Committee dated June 6, 2002 (19)

 99.5  Audit Committee Charter dated June 6, 2002 (19)

 99.6  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Second Quarter 2002
         (19)

 99.7  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for Third Quarter 2002
         (20)

 99.8  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for Year Ended December
         31, 2002 (21)

--------
(1) Exhibits incorporated by reference on the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 27, 1997.
(2) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997.
(3) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 10, 1998.
(4) Exhibits incorporated by reference on the Company's Form 8-K filed April 10, 1998 and Form 8-K/A filed April 29, 1998.
(5) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.
(6) Exhibit incorporated by reference by the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.
(7) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(8) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 15, 2000.
(9) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.
(10) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000.
(11) Exhibit incorporated by reference on the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001.
(12) Exhibit incorporated by reference on Form S-4 filed with the Securities and Exchange Commission on August 24, 2001.
(13) Exhibit incorporated by reference on Amendment One to Form S-4 filed with the Securities and Exchange Commission on October 19, 2001.
(14) Exhibit incorporated by reference on Amendment Two to Form S-4 filed with the Securities and Exchange Commission on November 6, 2001.
(15) Exhibit incorporated by reference on Amendment Three to Form S-4 filed with the Securities and Exchange Commission on November 16, 2001.
(16) Exhibit incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on January 7, 2002.
(17) Exhibit incorporated by reference on Post Effective Amendment filed with the Securities and Exchange Commission on January 30, 2002.
(18) Exhibits incorporated by reference on the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(19) Exhibit incorporated by reference on the Company's Quarterly Report on Form-10Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.
(20) Exhibit incorporated by reference on the Company's Quarterly Report on Form-10Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.
(21) Filed herewith.

                                  SIGNATURES

   In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENGlobal CORPORATION

Dated:  March 25, 2003

                                              By:       /s/  MICHAEL L. BURROW
                                                  ------------------------------
                                                  Michael L. Burrow, P.E.,
                                                  Chairman of the Board, Chief
                                                    Executive Officer, Director

                                              By:       /s/  WILLIAM A. COSKEY
                                                  ------------------------------
                                                  William A. Coskey, P.E.,
                                                  President, Chief Operating
                                                  Officer, Director

                                              By:       /s/  HULDA L. COSKEY
                                                  ------------------------------
                                                  Hulda L. Coskey,
                                                  Chief Governance Officer,
                                                  Secretary, Director

                                              By:       /s/  JIMMIE N. CARPENTER
                                                  ------------------------------
                                                  Jimmie N. Carpenter, Director

                                              By:       /s/  DAVID W. GENT
                                                  ------------------------------
                                                  David W. Gent, P.E., Director

                                              By:       /s/  RANDALL B. HALE
                                                  ------------------------------
                                                  Randall B. Hale, Director

                                              By:       /s/  DAVID C. ROUSSEL
                                                  ------------------------------
                                                  David C. Roussel, Director

                                 CERTIFICATION

I, Michael L. Burrow, certify that:

   1. I have reviewed this annual report on Form 10-K of ENGlobal Corporation for 2002;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


                                                  /s/  MICHAEL L. BURROW P. E.
                                                  -----------------------------
                                                  Michael L. Burrow
                                                  Chief Executive Officer

                                 CERTIFICATION

I, Robert W. Raiford, certify that:

   1. I have reviewed this annual report on Form 10-K of ENGlobal Corporation for 2002;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


                            /s/  ROBERT W. RAIFORD
                            -----------------------
                            Robert W. Raiford
                            Chief Financial Officer