Form 10-Q
period 2003-03-31
ENGLOBAL CORP
filed 2003-05-13
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14217

ENGlobal Corporation

(Exact name of registrant as specified in its charter)

Nevada

(State or, other Jurisdiction of

corporation or organization)

88-0322261

(I.R.S. Employer Identification Number)

600 Century Plaza Drive, Suite 140, Houston, Texas (Address of Principal Executive Offices)	77073-6033 (Zip Code)

(281) 821-3200

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of May 5, 2003.

$0.001 Par Value Common Stock	22,861,199 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2003

i

Part I.    Financial Information

Item 1.    Financial Statements

ENGlobal Corporation

Condensed Consolidated Statements Of Income

(Unaudited)

	For The Three Months Ended March 31,
	2003	2002
OPERATING REVENUES	$23,603,480	$20,702,727
OPERATING EXPENSES:
Direct costs	19,484,451	17,478,606
Selling, general and administrative	2,842,414	2,444,228
Depreciation and amortization	246,130	220,390

	22,572,995	20,143,224

Operating income	1,030,485	559,503

OTHER INCOME (EXPENSE):
Other income (expense)	(29,681)	117,073
Interest income (expense)	(201,658)	(233,340)

Total other income (expense)	(231,339)	(116,267)

INCOME BEFORE PROVISION FOR INCOME TAXES	799,146	443,236

PROVISION FOR INCOME TAXES	291,492	177,294

NET INCOME	507,654	265,942

PREFERRED DIVIDENDS	51,759	50,000

EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$455,895	$215,942

EARNINGS PER COMMON SHARE (BASIC)	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC)	22,861,199	22,861,199

EARNINGS PER COMMON SHARE (DILUTED)	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	23,289,661	22,861,199

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

ASSETS	March 31, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS:
Cash	$35,193	$75,095
Accounts receivable—trade, less allowance for doubtful accounts of approximately $207,000 for 2003 and $209,000 for 2002	15,321,357	16,491,847
Inventory	495,652	531,575
Cost and estimated earnings in excess of billings on uncompleted contracts	2,168,619	2,043,603
Prepaid and other	672,881	759,330
Deferred tax asset	461,000	461,000

Total current assets	19,154,702	20,362,450
GOODWILL	13,211,628	13,211,628
PROPERTY AND EQUIPMENT, net	5,726,378	5,758,386
DEFERRED TAX ASSET	152,000	402,000
OTHER ASSETS	292,250	333,552

Total assets	$38,536,958	$40,068,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,576,667	$4,039,818
Accrued compensation and benefits	4,840,131	3,900,499
Billings and estimated earnings in excess of cost on uncompleted contracts	980,705	811,845
Other liabilities	892,383	932,934
Current portion—long term debt	728,680	743,039
Notes payable	278,566	485,850
Dividends payable	172,533	120,773
Current portion—capital lease payable	54,700	53,392
Income taxes payable	348,929	319,228

Total current liabilities	11,873,294	11,407,378
Long term debt, net of current portion	10,140,114	12,579,702
Capital lease payable, net of current portion	90,874	104,155

Total liabilities	22,104,282	24,091,235

PREFERRED STOCK:
Series A Redeemable convertible preferred stock; 5,000,000 shares authorized, 2,588,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	2,588,000	2,588,000

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 75,000,000 shares authorized; 22,861,199 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	22,862	22,862
Additional paid-in capital	9,335,471	9,335,471
Retained earnings	4,486,343	4,030,448

Total stockholders’ equity	13,844,676	13,388,781

Total liabilities and stockholders’ equity	$38,536,958	$40,068,016

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$507,654	$265,942
Adjustment for non-cash items	246,130	220,390
Changes in working capital, net	2,057,270	2,238,502

Net cash provided by operating activities	2,811,054	2,724,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(170,601)	(112,883)
Proceeds from sale of property	—	42,523

Net cash used by investing activities	(170,601)	(70,360)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit	23,537,173	24,179,355
Payments on line of credit	(25,814,281)	(26,955,906)
Short-term note repayments	(207,285)	—
Lease repayments	(11,972)	(15,065)
Long-term debt repayments	(183,990)	(736,881)

Net cash used by financing activities	(2,680,355)	(3,528,497)

NET CHANGE IN CASH	(39,902)	(874,023)

CASH, at beginning of period	75,095	1,244,907

CASH, at end of period	$35,193	$370,884

SUPPLEMENTAL DISCLOSURES:
Interest paid	$191,540	$153,044

NON-CASH:
Accrual of preferred dividends	51,759	—

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of ENGlobal Corporation, formerly known as Industrial Data Systems Corporation (“ENGlobal” or the “Company”), included herein, are unaudited for the three-month period ended March 31, 2003 and 2002. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2002 and 2001, which are included in the Company’s annual report on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.    NAME CHANGE

On June 6, 2002, the stockholders voted on a proposal to amend the Articles of Incorporation to change the name of the Company from Industrial Data Systems Corporation to ENGlobal Corporation. The Company believes the new name reflects its broader capabilities and vision for future growth, providing a common identity, which will build name recognition and credibility among existing and potential customers.

The ENGlobal name change has been adopted by the Company’s operating subsidiaries effective January 25, 2003.

3.    LINE OF CREDIT AND DEBT

The Company has a Credit Facility with Fleet Capital Corporation (“Fleet”) that consists of a line of credit. The loan agreement positions the Fleet debt as senior to all other debt. The line of credit is limited to $15,000,000, subject to borrowing base restrictions. The Credit Facility is collateralized by substantially all the assets of the Company. At March 31, 2003, $7,807,000 was outstanding on the line of credit. The line of credit matures on June 30, 2005. The interest rate on the line of credit is one-quarter of one percent plus prime (4.50 percent at March 31, 2003), and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of March 31, 2003, were $3,694,000 after consideration of the borrowing base limitations. The Company’s Credit Facility contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

	March 31, 2003	December 31, 2002
	(in thousands)
Fleet Credit Facility—
Line of credit, prime plus 0.25% (4.50% at March 31, 2003), maturing in 2005	$7,807	$10,084
Equus note payable, interest at 9.5%, principal payments in installments of $110,000 plus interest due quarterly maturing through 2005	2,670	2,780
Petrocon Arabia Limited uncollateralized note payable, interest at 8%, principal and interest due monthly in decreasing amounts starting at $25,000, maturing in August 2004	384	451
Miscellaneous	8	8

	10,869	13,323
Less—current maturities	(729)	(743)

Long-term debt, net of current portion	$10,140	$12,580

Current notes payable include a note which finances commercial insurance on a short-term basis, with a balance of $279,000 and $485,000 as of March 31, 2003 and December 31, 2002, respectively.

4.    PREFERRED STOCK DIVIDENDS

One stockholder, Equus II Incorporated, holds the Company’s Series A Preferred Stock, $0.001 par value per share. Dividends on outstanding shares of Series A Preferred Stock are payable annually on the last day of May beginning in 2002 at a rate of 8% of the liquidation amount which is $1.00 per share plus accrued and unpaid dividends. Dividends may be paid in cash, or at the option of the Company, in shares of Series A Preferred Stock. On May 31, 2002, the Company issued 88,000 shares of Series A Preferred Stock as a stock dividend and paid $219 for fractional shares.

5.    ALLOCATION OF GOODWILL

The Company’s plan to pursue potential acquisitions of complementary businesses was realized on December 21, 2001 through its Merger with Petrocon. The Company entered into a letter of intent on April 3, 2001 to acquire, through merger with a wholly owned subsidiary, Petrocon Engineering, Inc., an engineering support services company, with offices along the Texas and Louisiana gulf coast, in exchange for 9,800,000 shares of the Company, valued at $0.71 per share. The purchase price totaled $23,806,000. The transaction was financed by issuance of common stock valued at $6,637,000, net of registration costs, issuance of preferred stock with a liquidation value of $2,500,000 and assumption of debt totaling $13,737,000. The purchase resulted in the recognition of an intangible, goodwill, of $13,211,000, and deferred tax assets.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. The initial test for impairment, as of January 1, 2002, was completed by the end of the second quarter of 2002 and no impairment occurred. The second annual test for impairment was completed effective January 1, 2003 and no impairment occurred.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

6.    FIXED FEE CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002
Costs incurred on uncompleted contracts	$15,186	$18,629
Estimated earnings on uncompleted contracts	3,025	3,096

Earned revenues	18,211	21,725
Less billings to date	17,023	20,493

Net cost and estimated earnings in excess of billings on uncompleted contracts	$1,188	$1,232

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,169	$2,044
Billings and estimated earnings in excess of costs on uncompleted contracts	(981)	(812)

Net cost and estimated earnings in excess (under) billings on uncompleted contracts	$1,188	$1,232

7.    TAXES

The Company benefited from Petrocon’s net operating loss carryforwards at the time of the Merger. Based on the completion of the research and advice of tax counsel, the realization of an additional net operating loss carryforward asset is available to the Company. The Company has net operating loss carryforwards of approximately $1,592,000 as of December 31, 2002 with an annual limitation of $1,176,000. Current and non-current deferred tax assets representing the net operating loss carryforward and timing differences total $613,000 and $863,000 as of March 31, 2003 and December 31, 2002, respectively. The reduction in deferred tax assets during the first quarter of 2003 reflects the expected usage of net operating loss carryforwards in 2003 to offset taxable income.

8.    STOCK OPTION PLANS

The Company accounts for its nonqualified incentive stock option plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in the net income, as all options granted under those plans were equal to the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, issued in December 2002.

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Pro forma impact of fair value method (FAS 148):
Net income attributable to common stockholders, as reported	$456	$216
Less compensation expense determined under fair value method	(1)	(37)

Pro forma net income attributable to common stockholders	$455	$179

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

Earnings per share (basic and diluted):
As reported	$0.02	$0.01
Pro forma	$0.02	$0.01
Weighted average Black-Scholes fair value assumptions:
Risk free interest rate	5.0%	5-5.75%
Expected life	7–10 years	2-10 years
Expected volatility	93%	93%
Expected dividend yield	0.0%	0.0%

  9.    SEGMENT INFORMATION

The Company operates in three business segments: (1) engineering services primarily to major integrated oil and gas companies; (2) engineered systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, uninterruptible power systems and battery chargers; and (3) manufacturing of air handling equipment for commercial heating, ventilation and cooling systems. Sales and operating income set forth in the following table are the results of these segments.

Segment information for the three months ended March 31, 2003 and 2002, respectively, was as follows (in thousands):

2003	Engineering Services	Engineered Systems	Manufacturing	Corporate	Total
Net sales from external customers	$18,316	$4,690	$597	$—	$23,603
Operating profit (loss)	2,236	295	(15)	(1,486)	1,030

2002	Engineering Services	Engineered Systems	Manufacturing	Corporate	Total
Net sales from external customers	$17,875	$2,287	$541	$—	$20,703
Operating profit (loss)	1,461	174	(53)	(1,023)	559

Item 2.    Management’s Discussion And Analysis And Results Of Operations

Forward-Looking Statements

Certain information contained in this Form 10-Q Quarterly Report, the Company’s Annual Report to Stockholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company’s future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and its management, identify forward-looking statements. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Quarterly Report on Form 10-Q.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s Consolidated Financial Statements including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Update on the Sale of Thermal

The closing of the transaction for the sale of Thermal has been impeded due to the inability of the buyer to secure adequate financing. The Company has been considering various alternatives as well as restructuring the terms of the agreement to include owner financing. The Company has contracted with the Pivot Group LLC to provide dedicated management services to Thermal through the end of the current year.

Results of Operations

The Company operates in three segments, the engineering services segment, the engineered systems segment, and the manufacturing segment. The following table sets forth, for the periods indicated, the percentage of sales generated by each of the operating segments.

	Percentage of Revenue
	For the three months ended March 31,
Operating Segment	2003	2002
Engineering services	77.6%	86.3%
Engineered systems	19.9%	11.1%
Manufacturing	2.5%	2.6%

Total revenue	100.0%	100.0%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total Revenue. Total revenue increased by $2,900,000 or 14% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. All segments reported an increase in sales during the period. Engineering services segment increased from $17,875,000 in 2002 to $18,316,000 in 2003 or $441,000, a 2% increase. The revenue increase in engineering services resulted primarily from the continuation of a large EPC project (engineering, procurement, and construction) in the Beaumont office. The engineered systems segment, which represents 20% of total revenues increased by $2,403,000 or 105% from $2,287,000 for the three months, ended March 31, 2002 to $4,690,000 for the same period in 2003. This increase occurred at ENGlobal Systems resulting from large fixed price sales of process systems to two clients. The manufacturing segment increased sales for the three months ended March 31, 2003 by $56,000 or 10% from $541,000 for the three months ended March 31, 2002 to $597,000 for the same period in 2003. The revenues in 2002 were lower than normal due to the lingering effects of the September 11, 2001 terrorist attack that significantly impacted the market in which Thermal operates.

Gross Profit. The gross profit increased $895,000 or 28% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Engineering services gross profit as a percentage of revenue, improved from 15% to 17%. This resulted in a $527,000 increase over 2002 due primarily to better utilization of manpower.

The engineered systems segment gross profit increased $311,000 or 63% from $492,000 to $803,000 for the three months ended March 31, 2002 and 2003, respectively. However, gross profit as a percent of revenue declined from 22% in 2002 to 17% for the same period in 2003. This decline in gross profit as a percent of revenue from 2002 to 2003 was primarily due to competitive market pressures on contract pricing and budget over-runs on three fixed price projects.

The manufacturing segment increased gross profit by $56,000 or 41% for the three months ended March 31, 2003 compared to the same period for 2002. This increase was due to Thermal reducing expenses by eliminating contract labor and decreasing accrued expenses.

Selling, General, and Administrative. Expenses related to selling, general and administrative, including depreciation and amortization increased $424,000 or 16% for the three months ended March 31, 2003 as compared to the same period in 2002. A majority of the increase resulted from the creation of a business development department in the corporate division, including the salaries and expenses of several marketing representatives. These salaries and expenses contributed approximately $300,000 to the first three months of 2003. In addition, the accounting system was upgraded and the cost of the consultants in 2003 added $90,000 and depreciation related to the software increased by $25,000.

Operating Income. Operating income increased by $471,000 to $1,030,000 for the three months ended March 31, 2003, compared to $560,000 for the same period in 2002. As a percentage of revenues, operating income increased from 3% to 4%. The increase is attributable primarily to the EPC work in the engineering services segment, which contributed $2,235,000 to operating income before deducting corporate selling, general, and administrative expenses.

Net income. Net income after taxes increased by $242,000 or 91% from $266,000 to $508,000 for the three months ended March 31, 2002 and 2003, respectively. As a percentage of total revenue, the net income percentage increased from 1% to 2%.

Liquidity and Capital Resources

The Company has a financing arrangement with Fleet Capital Corporation (“Fleet”) known as the Credit Facility, which is comprised of a line of credit. The loan agreement positions the Fleet debt as senior to all other debt with the line of credit limited to $15,000,000, subject to borrowing base restrictions. The Credit Facility is collateralized by substantially all the assets of the Company. At March 31, 2003, $7,807,000 was outstanding on the line of credit. The Credit Facility matures on June 30, 2005. The interest rate on the line of credit is one-quarter of one percent plus prime, and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of March 31, 2003 were $3,694,000 after consideration of the borrowing base limitations. The Company’s Credit Facility contains covenants, which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

The Company must meet all covenants through the maturity date of the Credit Facility. The Company is currently in compliance and Management believes it will remain in compliance with all loan covenants, although no assurances can be given regarding such compliance.

As of March 31, 2003, Management believes the Company’s cash position was sufficient to meet its working capital requirements. EBITDA, earnings before interest, taxes, depreciation and amortization, for the three months ended March 31, 2003 was $1,277,000. Any future decrease in demand for the Company’s services or products would reduce the availability of funds through operations.

The Company benefited from Peterson’s net operating loss carryforwards at the time of the merger. Based on the completion of research and advice of tax counsel, the realization of an additional loss carryforward asset is available to the Company. The Company has net operating loss carryforwards of $1,592,000 as of December 31, 2002 with an annual limitation of $1,176,000. Current and non-current deferred tax assets representing the net operating loss carryforward and timing differences total $613,000 and $863,000 as of March 31, 2003 and December 31, 2002, respectively. The reduction in deferred tax assets during the first quarter of 2003 reflects the expected usage of net operating loss carryforwards in 2003 to offset taxable income.

The Company’s working capital was $7,281,000 and $8,955,000 at March 31, 2003 and December 31, 2002, respectively. The decrease in working capital resulted primarily from a decrease in trade receivables, attributable to the active collection process, and an increase in first quarter accrued payroll taxes to be paid in April.

The Company had long-term debt outstanding of $10,869,000 and $13,323,000 as of March 31, 2003 and December 31, 2002, respectively. This long-term debt includes the Credit Facility of $7,807,000 on the line of credit as of March 31, 2003 that matures on June 30, 2005.

Cash Flow

Operating activities provided net cash totaling $2,811,000 and $2,725,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in cash provided by operating activities primarily reflects the increase in net income for the three months ended March 31, 2003 as compared to the same period in 2002.

Investing activities used cash totaling $171,000 for the three months ended March 31, 2003 and $70,000 for the same period in 2002. The Company’s investing activities that used cash during the period ended March 31, 2003 was for the purchase of property and equipment.

Financing activities used cash totaling $2,680,000 for the three months ended March 31, 2003, as compared to $3,528,000 for the same period in 2002. The decrease in cash used for financing activities reflects lower payments on debt in 2003 as compared to 2002.

The Company believes that it has available necessary cash for the next 12 months. Cash and the availability of cash, could be materially restricted if circumstances prevent the timely internal processing of invoices into receivable accounts, if such accounts are not collected within 90 days of the original invoice date, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, or if ENGlobal is not able to meet the monthly covenants of the Fleet Credit Facility. If any such events occur the Company would be forced to consider alternative financing options.

Asset Management

The Company’s cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $15,321,000 and $16,492,000 at March 31, 2003 and December 31, 2002, respectively. The number of days’ sales outstanding in trade accounts receivable was 61 days and 60 days, respectively.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Fleet Credit Facility. As of March 31, 2003, $7,807,000 had been borrowed under the line of credit, accruing interest at 4.5% per year, excluding amortization of prepaid financing costs. A ten percent increase in the short-term borrowing rates on the Credit Facility outstanding as of March 31, 2003 would be 45 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $35,000 assuming the amount of debt outstanding remains constant.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effects this movement may have on other variables including changes in revenue volumes that could be indirectly attributed to changes in interest rates. The actions that Management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

Item 4. Controls and Procedures

With the participation of Management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended as of a date within 90 days prior to the filing of this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company and its consolidated subsidiaries in connection with the Company’s filing of its quarterly report on Form 10-Q for the period ended March 31, 2003. There have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. In connection with the new rules, the Company is currently in the process of further reviewing and documenting the disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Engineered Carbons, Inc. filed a claim in 2000 against the Company in the 60th District Court of Jefferson County, Texas, alleging failure of contractual performance purportedly caused by faulty design. The claim is covered by the Company’s errors and omissions insurance. The Company has further reserved $100,000, the amount of its deductible under such insurance. This litigation remains pending and is in the discovery phase. Engineered Carbons has yet to specify the relief that it is seeking in the litigation.

The Company recently resolved a prior claim filed in 2000 by Arch Chemicals, Inc. in the 14th District Court of the Parish of Calcasieu, Louisiana, alleging failure of contractual performance purportedly by faulty design. On April 26, 2003 a jury found that both Arch and the Company were concurrently negligent and required that the Company pay $17,740 to Arch, including interest. The jury verdict is subject to appeal by both the Company and Arch.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

10.70	Lease Agreement between PEI Investments and Petrocon Engineering, dated July 1, 2002.

10.71	Copyright registration for PETRODOCS software.

99.9	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for the First Quarter 2003.

99.10	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the First Quarter 2003.

b. Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: May 13, 2003	By:	/s/ Robert W. Raiford Robert W. Raiford, Chief Financial Officer and Treasurer