Form 10-Q
period 2003-06-30
ENGLOBAL CORP
filed 2003-08-14
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of July 25, 2003.

$0.001 Par Value Common Stock	22,868,699 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2003

i

Part I.	Financial Information

Item 1.	Financial Statements

ENGlobal Corporation

Condensed Consolidated Statements Of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
OPERATING REVENUES	$29,894,053	$22,814,394	$53,497,533	$43,517,120

OPERATING EXPENSES:
Direct costs	25,533,436	18,862,197	45,017,887	36,340,803
Selling, general and administrative	3,107,422	2,704,322	5,949,837	5,148,549
Depreciation and amortization	188,921	187,919	435,050	408,309

Total operating expenses	28,829,779	21,754,438	51,402,774	41,897,661

Operating income	1,064,274	1,059,956	2,094,759	1,619,459

OTHER INCOME (EXPENSE):
Other income	(4,938)	20,789	(34,620)	137,862
Interest income (expense)	(212,800)	(201,264)	(414,457)	(434,605)

Total other income (expense)	(217,738)	(180,475)	(449,077)	(296,743)

INCOME BEFORE PROVISION FOR INCOME TAXES	846,536	879,481	1,645,682	1,322,716

PROVISION FOR INCOME TAXES	312,509	380,228	604,001	557,522

NET INCOME	534,027	499,253	1,041,681	765,194

PREFERRED STOCK DIVIDENDS	52,440	50,000	104,200	105,472

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS	$481,587	$449,253	$937,481	$659,722

EARNINGS PER COMMON SHARE (BASIC)	$0.02	$0.02	$0.04	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC)	22,861,199	22,861,199	22,861,199	22,861,199

EARNINGS PER COMMON SHARE (DILUTED)	$0.02	$0.02	$0.04	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	23,350,602	22,861,199	23,237,385	22,861,199

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$53,268	$75,095
Accounts receivable—trade, less allowance for doubtful accounts of approximately $230,000 for 2003 and $209,000 for 2002	17,371,048	16,491,847
Inventory	519,707	531,575
Cost and estimated earnings in excess of billings on uncompleted contracts	2,311,416	2,043,603
Prepaid and other	543,198	759,330
Deferred tax asset	461,000	461,000

Total current assets	21,259,637	20,362,450

GOODWILL	13,286,628	13,211,628
PROPERTY AND EQUIPMENT, net	6,080,228	5,758,386
DEFERRED TAX ASSET	2,553	402,000
OTHER ASSETS	457,510	333,552

Total assets	$41,086,556	$40,068,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,691,857	$4,039,818
Accrued compensation and benefits	4,159,150	3,900,499
Billings and estimated earnings in excess of cost on uncompleted contracts	787,068	811,845
Other liabilities	808,827	932,934
Current portion—long term debt	768,254	743,039
Notes payable	67,888	485,850
Dividends payable	17,933	120,773
Current portion—capital lease payable	56,045	53,392
Income taxes payable	122,313	319,228

Total current liabilities	11,479,335	11,407,378

Long term debt, net of current portion	12,512,907	12,579,702
Capital lease payable, net of current portion	78,052	104,155

Total liabilities	24,070,294	24,091,235

PREFERRED STOCK:
Series A redeemable convertible preferred stock: 5,000,000 shares authorized, 2,690,000 and 2,588,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	2,690,000	2,588,000

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 75,000,000 shares authorized; 22,861,199 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	22,862	22,862
Additional paid-in capital	9,335,471	9,335,471
Retained earnings	4,967,929	4,030,448

Total stockholders’ equity	14,326,262	13,388,781

Total liabilities and stockholders’ equity	$41,086,556	$40,068,016

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,041,681	$765,194
Adjustment for non-cash items	834,496	391,057
Changes in working capital, net	(587,387)	775,873

Net cash provided by operating activities	1,288,790	1,932,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(738,322)	(193,858)
Proceeds from sale of property	—	42,523

Net cash used by investing activities	(738,322)	(151,335)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds (payments) on borrowings under line of credit	237,098	(1,599,651)
Short-term note repayments	(417,961)	(396,445)
Lease repayments	(23,450)	(26,355)
Long-term debt repayments	(367,982)	(934,276)

Net cash used by financing activities	(572,295)	(2,956,727)

NET CHANGE IN CASH	(21,827)	(1,175,938)

CASH, at beginning of period	75,095	1,244,907

CASH, at end of period	$53,268	$68,979

SUPPLEMENTAL DISCLOSURES:
Interest paid	$375,094	$264,627
Income taxes paid	357,000	102,536
Dividend payments	105,040	219

NON-CASH:
Accrual of preferred dividends	104,200	105,472
Issuance of preferred stock dividends	102,000	88,000

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of ENGlobal Corporation, (“ENGlobal” or the “Company”), included herein, are unaudited for the six-month period ended June 30, 2003 and 2002. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2002 and 2001, which are included in the Company’s annual report on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

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

The ENGlobal name change has been adopted by the Company’s operating subsidiaries effective January 25, 2003 (except Thermal Corporation).

3.	LINE OF CREDIT AND DEBT

The Company has a Credit Facility with Fleet Capital Corporation (“Fleet”) that consists of a line of credit. The loan agreement positions the Fleet debt as senior to all other debt. The line of credit is limited to $15,000,000, subject to borrowing base restrictions. The Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of June 30, 2003 was $10,321,000. The Credit Facility matures on June 30, 2005. The interest rate is one-quarter of one percent plus prime (4.25 percent at June 30, 2003), and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of June 30, 2003, were $3,035,000 after consideration of the borrowing base limitations. The Company’s Credit Facility contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

An amendment to the Credit Facility was agreed upon between Fleet and the Company effective June 30, 2003 whereby the annual capital expenditures limit for 2003 increases from $600,000 to $1,200,000. The amendment also includes more favorable terms on eligible accounts, increasing the sub-limits on unbilled amounts.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

	June 30, 2003	December 31, 2002
	(in thousands)
Fleet Credit Facility—
Line of credit, prime plus 0.25% (4.25% at June 30, 2003), maturing in 2005	$10,321	$10,084
Equus note payable, interest at 9.5%, principal payments in installments of $110,000 plus interest due quarterly maturing through 2005	2,560	2,780
Petrocon Arabia Limited uncollateralized note payable, interest at 8%, principal due monthly in installments of $25,000, interest paid annually, maturing in August 2004	317	451
Petro-Chem note payable, payments of $25,000 due annually maturing through 2006	75	—

Miscellaneous	8	8

	13,281	13,323

Less—current maturities	(768)	(743)

Long-term debt, net of current portion	$12,513	$12,580

Current notes payable include a note which finances commercial insurance on a short-term basis, with a balance of $68,000 and $485,000 as of June 30, 2003 and December 31, 2002, respectively.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for quarters beginning after June 15, 2003. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Effective July 1, 2003, ENGlobal will adopt SFAS No. 150 at which time $2,690,000 of mandatory redeemable preferred stock will be reclassified as a liability. The adoption of SFAS No. 150 and the resulting reclassification of mandatory redeemable preferred stock will not have a material impact on the Company’s consolidated financial statements.

5.	PREFERRED STOCK DIVIDENDS

One stockholder, Equus II Incorporated, holds the Company’s Series A Convertible Preferred Stock, $0.001 par value per share. Dividends on outstanding shares of Series A Convertible Preferred Stock are payable annually on the last day of May at a rate of 8% of the liquidation amount that is $1.00 per share plus accrued and unpaid dividends. Dividends may be paid in cash, or at the option of the Company, in shares of Series A Convertible Preferred Stock. On May 31, 2003, the Company issued 102,000 shares of Series A Convertible Preferred Stock as a stock dividend and paid $105,040 in cash.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

6.	ALLOCATION OF GOODWILL

The Company’s plan to pursue potential acquisitions of complementary businesses was realized on December 21, 2001 through its merger with Petrocon (the “Merger”). The Company entered into a letter of intent on April 3, 2001 to acquire, through merger with a wholly owned subsidiary, Petrocon Engineering, Inc., an engineering support services company, with offices along the Texas and Louisiana gulf coast, in exchange for 9,800,000 shares of the Company, valued at $0.71 per share. The purchase price totaled $23,806,000. The transaction was financed by issuance of common stock valued at $6,637,000, net of registration costs, issuance of preferred stock with a liquidation value of $2,500,000 and assumption of debt totaling $13,737,000. The purchase resulted in the recognition of goodwill of $13,211,000, and deferred tax assets.

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

Effective June 30, 2003, the Company acquired selected assets of Petro-Chem Engineering, Inc., an engineering services firm in Freeport, Texas. This asset acquisition was financed by issuing a $100,000 note payable for assets with a fair value of $25,000, resulting in $75,000 in goodwill. The June 30, 2003 balance in the goodwill account increased to $13,286,628 as a result of this acquisition.

7.	FIXED FEE CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002
Costs incurred on uncompleted contracts	$18,388	$18,629
Estimated earnings on uncompleted contracts	3,136	3,096

Earned revenues	21,524	21,725
Less billings to date	20,000	20,493

Net cost and estimated earnings in excess of billings on uncompleted contracts	$1,524	$1,232

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,311	$2,044
Billings and estimated earnings in excess of costs on uncompleted contracts	(787)	(812)

Net cost and estimated earnings in excess (under) billings on uncompleted contracts	$1,524	$1,232

8.	TAXES

The Company benefited from Petrocon’s net operating loss carryforwards at the time of the Merger. Based on the completion of the research and advice of tax counsel, the realization of an additional net operating loss carryforward asset is available to the Company. The Company has net

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

operating loss carryforwards of approximately $1,592,000 as of December 31, 2002 with an annual limitation of $1,176,000. Current and non-current deferred tax assets representing the net operating loss carryforward and other timing differences total $464,000 and $863,000 as of June 30, 2003 and December 31, 2002, respectively. The reduction in deferred tax assets during the six months ended June 30, 2003 reflects the expected usage of net operating loss carryforwards in 2003 to offset taxable income.

9.	STOCK OPTION PLANS

The Company accounts for its nonqualified incentive stock option plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in the net income, as all options granted under those plans were equal to the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the six months ended and three months ended June 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, issued in December 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Pro forma impact of fair value method (SFAS 148):
Net income attributable to common stockholders, as reported	$482	$449	$937	$660
Less compensation expense determined under fair value method, net of tax	(47)	(39)	(48)	(76)

Pro forma net income attributable to common stockholders	$435	$410	$889	$584

Earnings per share (basic):
As reported	$0.02	$0.02	$0.04	$0.03
Pro forma	$0.02	$0.02	$0.04	$0.03
Earnings per share (diluted):
As reported	$0.02	$0.02	$0.04	$0.03
Pro forma	$0.02	$0.02	$0.04	$0.03
Weighted average Black-Scholes fair value assumptions:
Risk free interest rate	5.0%	5.0%	5.0%	5.0%
Expected life	3–10 years	3–10 years	3–10 years	3–10 years
Expected volatility	83%-93%	83%-93%	83%-93%	83%-93%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

10.	SEGMENT INFORMATION

The Company operates in three business segments: (1) engineering services, primarily to major integrated oil and gas companies; (2) engineered systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, uninterruptible power systems and battery chargers; and (3) manufacturing of air handling equipment for commercial heating, ventilation and cooling systems. Sales and operating income set forth in the following table are the results of these segments.

Segment information was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales from external customers:
Engineering services	$25,257	$18,625	$43,572	$36,499
Engineered systems	4,015	3,440	8,706	5,728
Manufacturing	622	749	1,220	1,290

Total	$29,894	$22,814	$53,498	$43,517

Operating profit (loss):
Engineering services	$2,769	$1,772	$5,005	$3,233
Engineered systems	(95)	323	200	497
Manufacturing	(42)	23	(57)	(30)
Corporate	(1,568)	(1,058)	(3,053)	(2,081)

Total	$1,064	$1,060	$2,095	$1,619

Item 2.	Management’s Discussion And Analysis And Results Of Operations

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

Update on the Sale of Thermal

The transaction for the sale of the Company’s wholly owned subsidiary, Thermaire, Inc. d/b/a Thermal Corporation (“Thermal”) has yet to close due to the inability of the potential buyer, Pivot Group LLC, to secure adequate financing. This transaction is unlikely to close prior to December 31, 2003, and the Company may have to seek other buyers. The Company has contracted with the Pivot Group LLC to provide dedicated management services to Thermal through the end of the current year.

Results of Operations

The following is a discussion of the results of operations for the second quarter and first six months of 2003 compared to the second quarter and first six months of 2002 with a discussion of the changes in financial condition during the first six months of 2003.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total Revenue. Total revenue increased by $7,080,000 or 31.0% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The engineering services and engineered systems segments reported an increase in sales during the period; manufacturing incurred a decline.

	For the 3 months ended June 30, (in thousands)				Change from prior year
	2003		2002

Revenues:
Engineering	$25,257	84.5%	$18,625	81.6%	$6,632	35.6%
Systems	4,015	13.4%	3,440	15.1%	575	16.7%
Manufacturing	622	2.1%	749	3.3%	(127)	(16.9)%

Total	$29,894	100.0%	$22,814	100.0%	$7,080	31.0%

Revenues in the engineering services segment increased $6,632,000 (35.6%) to $25,257,000 for the three-month period ended June 30, 2003. The revenue increase resulted primarily from several large projects including an EPC project (engineering, procurement, and construction) in the Beaumont office that began in early 2003, the engineering and construction management portion of that project being awarded in the fall of 2002 and the procurement portion being awarded in late December 2002. The procurement phase commenced during the three months ended June 30, 2003 and will be performed on a cost plus basis, providing an estimated $28 million in total revenues over the life of the project. Revenues recognized from procurement activities during the period totaled $4,800,000. The Beaumont office, our largest office, achieved a 129% increase in revenues or $6,963,000 over last year for the three months ended June 30. Excluding the revenues generated from the procurement activities, our core business in Beaumont, engineering services, increased $2,163,000 or 40%. Several other locations experienced improvements in revenues, including Tulsa and Lake Charles, where new clients contributed to the increases. Partially offsetting these increases, the Baton Rouge and Houston offices continued to see declines in revenues due to the market conditions in their respective areas.

The engineered systems segment, which represents 13.4% of total revenues increased by $575,000 or 16.7% from $3,440,000 for the three months ended June 30, 2002 to $4,015,000 for the same period in 2003. This increase occurred at ENGlobal Systems resulting from large fixed price sales of remote instrument enclosures to two clients. Partially offsetting this increase was the ENGlobal Constant Power (“ECP”) decrease in revenues of over $800,000. In our opinion, the market has not rebounded for battery chargers or UPS systems. The ECP sales department has been reorganized to enhance marketing activities.

The manufacturing segment decreased in revenues for the three months ended June 30, 2003 by $127,000 or 16.9% from $749,000 for the three months ended June 30, 2002 to $622,000 for the same period in 2003. We attribute the lower than normal revenues in 2002 to the lingering effects of the September 11, 2001 terrorist attack. Economic conditions during 2003 have continued to exert downward pressure on Thermal, which operates in a very competitive market.

Gross Profit. The gross profit increased $408,000 or 10.3% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Gross profit and percentage of revenue follows:

	For the 3 months ended June 30, (in thousands)				Change from prior year
	2003		2002

Gross profit (loss):
Engineering	$3,782	15.0%	$3,090	16.6%	$692	22.4%
Systems	442	11.0%	653	19.0%	(211)	(32.3)%
Manufacturing	137	22.0%	210	28.0%	(73)	(34.8)%

Total	$4,361	14.6%	$3,953	17.3%	$408	10.3%

Due to increased sales, gross profit for the engineering services segment increased by $692,000 during the three months ended June 30, 2003 as compared to the same period in 2002. The margin decreased from 16.6% to 15.0% due primarily to large material purchases on an EPC project, which have a lower markup and tend to deflate the overall gross profit percentage. The margin for our core business, engineering services, after excluding the procurement activities, increased to 17.3% in this segment.

The engineered systems segment gross profit decreased $211,000 or 32.3% from $653,000 to $442,000 for the three months ended June 30, 2002 and 2003, respectively. Gross profit as a percent of revenue declined from 19.0% in 2002 to 11.0% for the same period in 2003. This deterioration in gross profit from 2002 to 2003 was due primarily to budget over-runs on three fixed price projects coupled with competitive market pressures on contract pricing. Additionally, the loss of revenues at ECP resulted in a net loss in this area for the three months ended June 30, 2003. Due to the rapid growth in revenues at ESI, new initiatives have been put in place to strengthen administrative and support service controls.

The manufacturing segment also saw a decrease in gross profit by $73,000 or 34.8% for the three months ended June 30, 2003 compared to the same period for 2002. Competition on pricing forced Thermal to lower their margins in order to compete for projects.

Selling, General, and Administrative. Expenses related to selling, general and administrative, including depreciation and amortization increased $404,000 or 15.0% for the three months ended June 30, 2003 as compared to the same period in 2002. A majority of the increased costs resulted from the creation of a business development department in the corporate division, which combined all marketing activities for engineering services and added several new marketing representatives. These salaries and expenses added approximately $300,000 in expenses to the increase for the three months ended June 30, 2003.

Operating Income. Operating income increased by $4,000 to $1,064,000 for the three months ended June 30, 2003, compared to $1,060,000 for the same period in 2002. Operating income did not increase along with the 31.0% increase in revenues because the direct cost on engineering services projects contained large material purchases which have lower markups, tending to deflate the profits. Also contributing to the lower levels of operating income were cost overruns on systems projects, and higher marketing, general, and administrative expenses.

Net Income. Net income after taxes increased by $35,000 or 7.0% from $499,000 to $534,000 for the three months ended June 30, 2002 and 2003, respectively. As a percentage of total revenue, the net income percentage decreased from 2.2% to 1.8%.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total Revenue. Total revenue increased by $9,981,000 or 22.9% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The engineering services segment and the engineered systems segment each reported increases in sales during the period.

	For the 6 months ended June 30, (in thousands)				Change from prior year
	2003		2002

Revenues:
Engineering	$43,572	81.4%	$36,499	83.9%	$7,073	19.4%
Systems	8,706	16.3%	5,728	13.1%	2,978	52.0%
Manufacturing	1,220	2.3%	1,290	3.0%	(70)	(5.4)%

Total	$53,498	100.0%	$43,517	100.0%	$9,981	22.9%

The engineering services segment increased revenues by $7,073,000, or 19.4%, to $43,572,000 during the six months ended June 30, 2003. The revenue increase in engineering services resulted from several large projects including a large EPC project (engineering, procurement, and construction), in the Beaumont office which began in early 2003. The engineering and construction management portion of this project was awarded in the fall of 2002 and the procurement portion was awarded in late December 2002. The procurement phase commenced during the three months ended June 30, 2003 and will be performed on a cost plus basis, providing an estimated $28 million in total revenues over the life of the project. Revenues recognized from procurement activities during the period total $5,500,000. The Beaumont office, our largest office, experienced a 64% or $9,318,000 increase in revenues for the six months ended June 30, 2003 over the same period in 2002. Excluding the revenues generated from the procurement activities, our core business in Beaumont, engineering services, increased $3,818,000 or 36.9%. Lake Charles and Tulsa revenues improved during the six months ended June 30, 2003 versus the six months ended June 30, 2002 due to new clients. Baton Rouge revenues for the six months ended June 30, 2003 lagged behind the revenues for the same period in 2002 due to the completion of lump sum projects and the general economic malaise in Louisiana.

Revenues in the engineered systems segment, which represents 16.3% of total revenues increased by 52.0% or $2,978,000 from $5,728,000 in revenues for the six months ended June 30, 2002 to $8,706,000 in revenues for the same period in 2003. Rapid growth occurred at ENGlobal Systems with increasing revenues of approximately $3,900,000. This growth is attributable to large fixed-price sales of remote instrument enclosures to two clients. Offsetting this increase was a decrease in revenues at ECP. We believe that the market has not rebounded for battery chargers or UPS systems. The ECP sales department has been reorganized to enhance marketing activities.

Revenues in the manufacturing segment decreased for the six months ended June 30, 2003 by $70,000 or 5.4% from $1,290,000 for the six months ended June 30, 2002 to $1,220,000 for the same period in 2003. Revenues in 2002 were lower than normal due to the lingering effects of the September 11, 2001 terrorist attack that significantly impacted the market. Economic conditions during 2003 have continued to put pressure on Thermal which operates in a very competitive market.

Gross Profit. The gross profit increased $1,303,000 or 18.2% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Gross profit and percentage of revenue follows:

	For the 6 months ended June 30, (in thousands)				Change from prior year
	2003		2002

Gross profit (loss):
Engineering	$6,905	15.8%	$5,686	15.6%	$1,219	21.4%
Systems	1,245	14.3%	1,145	20.0%	100	8.8%
Manufacturing	330	27.0%	346	26.8%	(16)	(4.7)%

Total	$8,480	15.9%	$7,177	16.5%	$1,303	18.2%

The gross profit in the engineering services segment improved from 15.6% to 15.8%. The improved margins resulted in a $1,219,000 increase over 2002 due primarily to better utilization of manpower, partially offset by the reduced margins on large material procurement on the EPC project. The margin for our core business, engineering services, after excluding procurement activities, increased to 17.4% in this segment.

The engineered systems segment gross profit increased $100,000 or 8.8% from $1,145,000 to $1,245,000 for the six months ended June 30, 2002 and 2003, respectively. However, gross profit as a percent of revenue declined from 20.0% in 2002 to 14.3% for the same period in 2003. This decline in gross profit was due primarily to budget over-runs on three fixed-price projects and competitive market pressures on contract pricing. Due to the rapid growth in revenues at ESI, new initiatives have been put in place to strengthen the administrative and support service controls. Gross profit for ECP decreased due to the loss in revenues during the period.

Gross profit in the manufacturing segment decreased by $16,000 or 4.7% for the six months ended June 30, 2003 compared to the same period for 2002. This decrease was due to competition in pricing partially offset by a reduction in contract labor costs and decreased expenses during the first quarter of 2003.

Selling, General, and Administrative. Expenses related to selling, general and administrative, including depreciation and amortization increased $828,000 or 14.9% for the six months ended June 30, 2003 as compared to the same period in 2002. A majority of the increase resulted from the creation of a business development department in the corporate division, which combined all marketing activities for engineering services and added several new marketing representatives. These salaries and expenses contributed approximately $500,000 to the increase for the first six months of 2003 with an additional $40,000 in direct advertising. Other sources of increased expenses during 2003 related to increased consulting services for the accounting system of $115,000 and related depreciation for the accounting system, which increased by $60,000, and approximately $90,000 in additional corporate governance and investor relations expenses.

Operating Income. Operating income increased by $476,000 to $2,095,000 for the six months ended June 30, 2003, compared to $1,619,000 for the same period in 2002. As a percentage of revenues, operating income increased from 3.7% to 3.9%. The increase is attributable primarily to the increased sales in the engineering services segment, which contributed $1,772,000 more in 2003 than in 2002 to operating income before deducting corporate selling, general, and administrative expenses.

Net Income. Net income after taxes increased by $276,000 or 36.1% from $765,000 to $1,041,000 for the six months ended June 30, 2002 and 2003, respectively. As a percentage of total revenue, the net income percentage increased from 1.8% to 1.9%.

Liquidity and Capital Resources

The Company has a financing arrangement with Fleet Capital Corporation (“Fleet”) known as the Credit Facility, which is comprised of a line of credit. The loan agreement positions the Fleet debt as senior to all other debt with the line of credit limited to $15,000,000, subject to borrowing base restrictions. The Credit Facility is collateralized by substantially all the assets of the Company. At June 30, 2003, $10,321,000 was outstanding on the line of credit. The Credit Facility matures on June 30, 2005. The interest rate is one-quarter of one percent plus prime, and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of June 30, 2003 were $3,035,000 after consideration of the borrowing base limitations. The Company’s Credit Facility contains covenants, which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

An amendment to the Credit Facility was agreed upon between Fleet and the Company effective June 30, 2003 whereby the annual capital expenditures limit for 2003 increases from $600,000 to $1,200,000. The amendment also includes more favorable terms on eligible accounts, increasing the sub-limits on unbilled amounts.

The Company must meet all covenants through the maturity date of the Credit Facility. The Company is currently in compliance and Management believes it will remain in compliance with all loan covenants, although no assurances can be given regarding such compliance.

As of June 30, 2003, Management believes the Company’s cash position was sufficient to meet its working capital requirements. EBITDA (earnings before interest, taxes, depreciation and amortization) for the six months ended June 30, 2003 was $2,495,000. Any future decrease in demand for the Company’s services or products would reduce the availability of funds through operations.

The Company benefited from Petrocon’s net operating loss carryforwards at the time of the Merger. Based on the research and advice of tax counsel, the realization of an additional net operating loss carryforward asset is available to the Company. The Company has net operating loss carryforwards of approximately $1,592,000 as of December 31, 2002 with an annual limitation of $1,176,000. Current and non-current deferred tax assets representing the net operating loss carryforward and timing differences total $464,000 and $863,000 as of June 30, 2003 and December 31, 2002, respectively. The reduction in deferred tax assets during the six months ended June 30, 2003 reflects the expected usage of net operating loss carryforwards in 2003 to offset taxable income.

The Company’s working capital was $9,780,000 and $8,955,000 at June 30, 2003 and December 31, 2002, respectively. The increase in working capital resulted primarily from the growth of trade receivables, attributable to the increased sales.

The Company had long-term debt outstanding of $13,281,000 and $13,323,000 as of June 30, 2003 and December 31, 2002, respectively. This long-term debt includes the Credit Facility of $10,321,000 on the line of credit as of June 30, 2003 that matures on June 30, 2005.

One component of our business strategy is to expand our presence in new or existing markets by acquiring additional businesses. We may acquire businesses using cash, equity and debt, with some acquisitions also involving assumed liabilities and contingent payments. Acquisitions involve a number of special risks, including:

•	failure to realize the value of the acquired assets, businesses or projects;

•	diversion of management’s attention;

•	failure to retain key personnel;

•	entrance into markets in which we have limited or no prior experience;

•	increased general and administrative expenses;

•	client dissatisfaction or performance problems with acquired assets, businesses or projects;

•	write-offs due to impairment of goodwill and other intangible assets and other charges against earnings;

•	assumption of unknown liabilities;

•	the potentially dilutive issuance of our common stock, the use of significant amounts of cash or the incurrence of substantial amounts of debt; and

•	other unanticipated events or circumstances.

We may not be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Without additional acquisitions, we are unlikely to maintain historical growth rates.

Cash Flow

Operating activities provided net cash totaling $1,289,000 and $1,932,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash provided by operating activities primarily reflects the increase in trade receivables for the period ended June 30, 2003 as compared to the same period in 2002.

Investing activities used cash totaling $738,000 for the six months ended June 30, 2003 and $151,000 for the same period in 2002. The Company’s investing activities that used cash during the period ended June 30, 2003 consisted of leasehold improvements being made on our Beaumont offices, purchases of computer equipment and software, and web site development.

Financing activities used cash totaling $572,000 for the six months ended June 30, 2003, as compared to $2,957,000 for the same period in 2002. The decrease in cash used for financing activities reflects lower net payments on the line of credit in 2003 as compared to 2002.

The Company believes that it has adequate access to cash for the next 12 months through expected operating cash flow and availability under the line of credit. Cash and the availability of cash, could be materially restricted if circumstances prevent the timely internal processing of invoices into receivable accounts, if such accounts are not collected within 90 days of the original invoice date, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, or if ENGlobal is not able to meet the monthly covenants of the Fleet Credit Facility. If any such events occur the Company would be forced to consider alternative financing options.

Asset Management

The Company’s cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $17,371,000 and $16,492,000 at June 30, 2003 and December 31, 2002, respectively. The number of days’ sales outstanding in trade accounts receivable was 57 days and 60 days, respectively.

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

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Fleet Credit Facility. As of June 30, 2003, $10,321,000 had been borrowed under the line of credit, accruing interest at 4.25% per year, excluding amortization of prepaid financing costs. A ten percent increase in the short-term borrowing rates on the Credit Facility outstanding as of June 30, 2003 would be 43 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $44,000 assuming the amount of debt outstanding remains constant.

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

With the participation of Management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended as of a date within 90 days prior to the filing of this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company and its consolidated subsidiaries in connection with the Company’s filing of its quarterly report on Form 10-Q for the period ended June 30, 2003. There have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. In connection with the new rules, the Company is currently in the process of further reviewing and documenting the disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

The Company recently resolved a prior claim filed in 2000 by Arch Chemicals, Inc. in the 14th District Court of the Parish of Calcasieu, Louisiana, alleging failure of contractual performance purportedly by faulty design. On April 26, 2003 a jury found that both Arch and the Company were concurrently negligent and required that the Company pay $17,740 to Arch, including interest, which is within the remaining balance of the reserve, after legal fees. Final settlement occurred during June 2003.

During the first six months of 2003, the Company (and/or its subsidiaries, in particular RPM Engineering, Inc.), and more than forty (40) other parties were named defendants in several petitions for damages filed in various district courts in Louisiana (East Baton Rouge, Calcasieu, Iberville, Ascension, and Orleans Parishes) on behalf of former employees of Barnard and Burk, Inc. The plaintiffs, who allege exposure to asbestos during the course of their employment, were employees of Barnard and Burk, Inc. during a period covering the late 1950’s through the early 1980’s at facilities located within the state of Louisiana. In 1994 AMEC Engineering, Inc. assigned the trade name “Barnard and Burk” to RPM Engineering, Inc. The Company’s indirect wholly owned subsidiary, ENGlobal Engineering, Inc., formerly known as Petrocon Engineering, Inc., acquired RPM (RPM along with the “Barnard and Burk” trade name) in 1996 pursuant to a stock purchase agreement with Willie E. Rigsby and Robert A. Marks (collectively, the “Sellers”). Because Petrocon acquired only the “Barnard and Burk” trade name, and none of its liabilities, the Company is seeking to be extricated from the suits via summary judgment. In addition, AMEC has an obligation to indemnify RPM, and furthermore, the Company is seeking indemnification from the Sellers in connection with claims relating to products shipped or manufactured by, or any services provided by, RPM and any of its subsidiaries prior to Petrocon’s acquisition of RPM.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 5, 2003 at 2:00 p.m. at the corporate offices of the Company in Houston, Texas. A total of 20,469,073 shares of common stock, which is 87.53% of the shares outstanding on April 8, 2003 were represented at the meeting, either in person or by proxy. The stockholders approved three proposals, solicited by proxy. The vote tabulations follow:

1.	The following directors were elected to serve until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

DIRECTORS	FOR	WITHHELD
Michael L. Burrow, P.E.	20,431,642	37,431
William A. Coskey, P.E.	20,440,042	29,031
Hulda L. Coskey	20,439,342	29,731
David W. Gent, P.E.	20,428,642	40,431
Jimmie N. Carpenter, P.E.	19,918,696	550,377
David C. Roussel	20,425,742	43,331
Randall B. Hale	20,398,147	70,926

2.	Approval of an amendment to the Company’s 1998 Incentive Plan increasing the number of options which may be issued under the Plan from 1,400,000 up to 2,200,000 subject to decrease from time to time, upon the termination or exercise of approximately 1,000,000 non-dilutive Replacement Options, to no fewer than 1,200,000 options.

FOR	AGAINST	WITHHELD
17,465,690	123,948	143,905

3.	To grant authority to extend the solicitation period if the meeting is postponed or adjourned.

FOR	AGAINST	WITHHELD
20,330,705	105,785	32,583

These were all the matters submitted to the Stockholders at the Annual Meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

10.72	Lease Agreement between Petro-Chem Engineering, Inc. and ENGlobal Engineering, Inc. dated June 4, 2003 for space in Freeport, Texas

10.73	Contract between BASF and ENGlobal Engineering, Inc., dated June 9, 2003

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the Second Quarter 2003

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the Second Quarter 2003

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for the Second Quarter 2003

b.	Form 8-K

May 14, 2003. Item 9. Regulation FD Disclosure. A press release regarding the first quarter results was issued on May 13, 2003 and a copy was filed with the SEC under Regulation FD on Form 8-K. (Headline: ENGlobal Reports Record First Quarter Results; EPS Doubles from Same Period 2002)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: August 8, 2003	By:	/s/ Robert W. Raiford
Robert W. Raiford, Chief Financial Officer and Treasurer