Form 10-Q
period 2003-09-30
ENGLOBAL CORP
filed 2003-11-13
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of October 20, 2003.

$0.001 Par Value Common Stock	24,030,288 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

i

Part I.    Financial Information

Item 1.    Financial Statements

ENGlobal Corporation

Condensed Consolidated Statements Of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
OPERATING REVENUES	$35,910,394	$23,509,392	$89,407,928	$67,026,512

OPERATING EXPENSES:
Direct costs	31,501,408	19,961,220	76,519,295	56,302,023
Selling, general and administrative	3,011,636	2,430,050	8,961,473	7,578,599
Depreciation and amortization	237,521	191,544	672,571	599,853

Total operating expenses	34,750,565	22,582,814	86,153,339	64,480,475

Operating income	1,159,829	926,578	3,254,589	2,546,037

OTHER INCOME (EXPENSE):
Other income (expense)	(301,599)	(1,395)	(336,219)	136,467
Interest (expense)	(206,619)	(229,746)	(621,077)	(664,351)

Total other (expense)	(508,218)	(231,141)	(957,296)	(527,884)

INCOME BEFORE PROVISION FOR INCOME TAXES	651,611	695,437	2,297,293	2,018,153

PROVISION FOR INCOME TAXES	269,601	233,714	873,602	791,236

NET INCOME	382,010	461,723	1,423,691	1,226,917

PREFERRED STOCK DIVIDENDS	26,900	51,760	131,100	157,233

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS	$355,110	$409,963	$1,292,591	$1,069,685

EARNINGS PER COMMON SHARE (BASIC)	$0.02	$0.02	$0.06	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC)	23,447,429	22,861,199	23,056,609	22,861,199

EARNINGS PER COMMON SHARE (DILUTED)	$0.01	$0.02	$0.05	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	24,061,823	22,861,199	23,637,894	22,861,199

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$125,260	$75,095
Accounts receivable—trade, less allowance for doubtful accounts of approximately $298,000 for 2003 and $209,000 for 2002	19,158,959	16,491,847
Cost and estimated earnings in excess of billings on uncompleted contracts	1,660,565	2,043,603
Inventory	385,185	531,575
Prepaid and other	466,491	759,330
Deferred tax asset	461,000	461,000

Total current assets	22,257,460	20,362,450
GOODWILL	13,286,628	13,211,628
PROPERTY AND EQUIPMENT, net	5,297,606	5,758,386
DEFERRED TAX ASSET	2,553	402,000
OTHER ASSETS	444,118	333,552

Total assets	$41,288,365	$40,068,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,751,387	$4,039,818
Accrued compensation and benefits	5,811,634	3,900,499
Billings and estimated earnings in excess of cost on uncompleted contracts	499,690	811,845
Other liabilities	808,428	932,934
Current portion—long term debt	686,974	743,039
Notes payable	—	485,850
Dividends payable	—	120,773
Current portion—capital lease payable	57,452	53,392
Income taxes payable	151,359	319,228

Total current liabilities	13,766,924	11,407,378
Long term debt, net of current portion	10,020,408	12,579,702
Capital lease payable, net of current portion	63,577	104,155

Total liabilities	23,850,909	24,091,235

PREFERRED STOCK:
Series A redeemable convertible preferred stock: 2,265,167 and 5,000,000 shares authorized, 0 and 2,588,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	2,588,000

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 75,000,000 shares authorized; 24,030,288 and 22,861,199 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	24,030	22,862
Additional paid-in capital	12,090,386	9,335,471
Retained earnings	5,323,040	4,030,448

Total stockholders’ equity	17,437,456	13,388,781

Total liabilities and stockholders’ equity	$41,288,365	$40,068,016

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,423,691	$1,226,917
Adjustment for non-cash items	1,384,325	1,026,507
Changes in working capital, net	1,047,667	212,152

Net cash provided by operating activities	3,855,683	2,465,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(1,049,280)	(812,845)
Proceeds from sale of property	554,865	42,523

Net cash used by investing activities	(494,415)	(770,332)

CASH FLOW FROM FINANCING ACTIVITIES:
Net payments on borrowings under line of credit	(2,159,841)	(1,108,530)
Issuance of common stock upon exercise of options	21,250	—
Short-term note repayments	(484,021)	(423,974)
Capital lease repayments	(36,517)	(38,523)
Long-term debt repayments	(651,974)	(1,279,167)

Net cash used by financing activities	(3,311,103)	(2,850,194)

NET CHANGE IN CASH	50,165	(1,154,940)
CASH, at beginning of period	75,095	1,244,907

CASH, at end of period	$125,260	$89,967

SUPPLEMENTAL DISCLOSURES:
Interest paid	$574,240	$581,064
Income taxes paid	547,210	206,076
Dividend payments	105,040	219

NON-CASH:
Accrual of preferred dividends	131,100	157,233
Conversion of all preferred stock to common	2,734,834	88,000
Goodwill upon acquisition of Petro-Chem	75,000	—
Issuance of preferred stock dividends	146,833	—

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

1.	Basis of Presentation

The condensed consolidated financial statements of ENGlobal Corporation, (“ENGlobal” or the “Company”), included herein, are unaudited for the three and nine-month periods ended September 30, 2003 and 2002. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2002 and 2001, which are included in the Company’s annual report on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.	Name Change

On June 6, 2002, the stockholders voted on a proposal to amend the Articles of Incorporation to change the name of the Company from Industrial Data Systems Corporation to ENGlobal Corporation. The Company believes the new name reflects its broader capabilities and vision for future growth, providing a common identity, and building name recognition and credibility among existing and potential customers.

The ENGlobal name change was adopted by the Company’s operating subsidiaries effective January 25, 2003 (except Thermal Corporation).

3.	Line of Credit and Debt

The Company has a Credit Facility with Fleet Capital Corporation (“Fleet”) that consists of a line of credit. The loan agreement positions the Fleet debt as senior to all other debt. The line of credit is limited to $15,000,000, subject to borrowing base restrictions. The Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of September 30, 2003 was $7,924,000. The Credit Facility matures on June 30, 2005. The interest rate is one-quarter of one percent plus prime (4.25 percent at September 30, 2003), and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of September 30, 2003, were $2,724,000 after consideration of the borrowing base limitations and cash timing differences. The Company’s Credit Facility contains covenants which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

An amendment to the Credit Facility was agreed upon between Fleet and the Company effective June 30, 2003 whereby one of the covenants, the ratio of senior debt to EBITDA, was increased.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

	September 30, 2003	December 31, 2002
	(in thousands)
Fleet Credit Facility-Line of credit, prime plus 0.25% (4.25% at September 30, 2003), maturing in 2005	$7,924	$10,084
Equus note payable, interest at 9.5%, principal payments in installments of $110,000 plus interest due quarterly maturing through 2005	2,450	2,780
Petrocon Arabia Limited uncollateralized note payable, interest at 8%, principal due monthly in installments of $25,000, interest paid annually, maturing in August 2004	250	451
Petro-Chem note payable, payments of $25,000 due annually maturing through 2006	75	—
Miscellaneous	8	8

	10,707	13,323
Less—current maturities	(687)	(743)

Long-term debt, net of current portion	$10,020	$12,580

The Company carries commercial insurance financed by short-term notes from October 1 to September 30. At December 31, 2002 the balance in notes payable for the insurance was $485,000. At September 30, 2003 the note had matured and been paid in full.

4.	Conversion of Preferred Stock

Prior to August 15, 2003, Equus II Incorporated (“Equus”) held all of the issued and outstanding Series A Preferred Stock of the Company (the “Series A Preferred Stock”). The Certificate of Designation, Preferences and Rights of the Terms of the Preferred Stock (“the Designation”) provides for the conversion of each share of Series A Preferred Stock, at the option of the Company, if the Company’s Common Stock has been publicly traded on a national securities exchange for at least 20 consecutive days at a closing price of at least $3.00 per share. This requirement was met as of the close of business on August 14, 2003, and on August 15, 2003, the Board authorized conversion of all outstanding Series A Preferred Stock, including the dividends accrued thereon since May 31, 2003, into 1,149,089 shares of Common Stock. All converted preferred shares are required to be cancelled in accordance with the Designation, resulting in a reduction of the authorized shares from 5,000,000 to 2,265,167 authorized shares of Series A Preferred Stock.

5.	Allocation of Goodwill

On December 21, 2001 the Company merged with Petrocon Engineering, Inc. and subsidiaries (the “Merger”) in exchange for 9,800,000 shares of the Company, valued at $0.71 per share. The purchase price totaled $23,806,000. The transaction was financed by issuance of Common Stock valued at $6,637,000, net of registration costs, issuance of Series A Preferred Stock with a liquidation value of $2,500,000 and assumption of debt totaling $13,737,000. The purchase resulted in the recognition of goodwill of $13,211,000, and deferred tax assets.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

Effective June 30, 2003, the Company acquired selected assets of Petro-Chem Engineering, Inc., an engineering services firm in Freeport, Texas. This asset acquisition was financed through the issuance of a $100,000 note payable. The acquired assets had a fair market value of $25,000, resulting in $75,000 in goodwill. The Company’s goodwill increased to $13,286,628 as a result of this acquisition.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. The initial test for impairment, as of January 1, 2002, was completed by the end of the second quarter of 2002 and no impairment occurred. The second annual test for impairment was completed effective January 1, 2003 and no impairment occurred. The goodwill has been allocated to the lowest reporting units, the engineering services and engineered systems segments. The test for impairment is made on each of these reporting units. Due to the performance in the systems segment, a possibility exists that impairment may be realized by December 31, 2003. The Company cannot predict at this time the amount, if any, of a goodwill impairment.

6.	Fixed Fee Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
Costs incurred on uncompleted contracts	$16,112	$18,629
Estimated earnings on uncompleted contracts	2,381	3,096

Earned revenues	18,493	21,725
Less billings to date	17,332	20,493

Net cost and estimated earnings in excess of billings on uncompleted contracts	$1,161	$1,232

Cost and estimated earnings in excess of billings on uncompleted contracts	$1,661	$2,044
Billings and estimated earnings in excess of cost on uncompleted contracts	(500)	(812)

Net cost and estimated earnings in excess (under) billings on uncompleted contracts	$1,161	$1,232

7.	Taxes

The Company benefited from Petrocon’s net operating loss carryforwards at the time of the Merger. Based on the completion of the research and advice of tax counsel, the realization of an additional net operating loss carryforward asset is available to the Company. The Company has net operating loss carryforwards of approximately $1,592,000 as of December 31, 2002 with an annual limitation of $1,176,000. Current and non-current deferred tax assets representing the net operating loss carryforward and other timing differences total $464,000 and $863,000 as of September 30, 2003 and December 31, 2002, respectively. The reduction in deferred tax assets during the nine months ended September 30, 2003 reflects the expected usage of net operating loss carryforwards in 2003 to offset taxable income.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

8.	Stock Option Plan

The Company accounts for its nonqualified incentive stock option plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in the net income, as all options granted under the Company’s plan were equal to or greater than the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended and nine months ended September 30, 2003 and 2002, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, issued in December 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Pro forma impact of fair value method (SFAS 148):
Net income attributable to common stockholders, as reported	$355	$410	$1,293	$1,070
Less compensation expense determined under fair value method, net of tax	(14)	(39)	(56)	(115)

Pro forma net income attributable to common stockholders	$341	$371	$1,237	$955

Earnings per share (basic):
As reported	$0.02	$0.02	$0.06	$0.05
Pro forma	$0.01	$0.02	$0.05	$0.04
Earnings per share (diluted):
As reported	$0.01	$0.02	$0.05	$0.05
Pro forma	$0.01	$0.02	$0.05	$0.04
Weighted average Black-Scholes fair value assumptions:
Risk free interest rate	5.0%	5.0%	5.0%	5.0%
Expected life	3-10 years	3-10 years	3-10 years	3-10 years
Expected volatility	83%-93%	83%-93%	83%-93%	83%-93%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

9.	Segment Information

The Company operates in three business segments: (1) Engineering Services, provided primarily to major integrated oil and gas companies; (2) Systems Engineering, referred to in prior reports as Engineered Systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, uninterruptible power systems and battery chargers; and (3) Manufacturing of air handling equipment for commercial heating, ventilation and cooling systems. Sales and operating income set forth in the following table are the results of these segments.

Segment information was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales from external customers:
Engineering Services	$32,376	$19,743	$75,948	$56,243
Systems Engineering	3,059	3,130	11,765	8,858
Manufacturing	475	636	1,695	1,926

Total	$35,910	$23,509	$89,408	$67,027

Operating profit (loss):
Engineering Services	$2,887	$1,979	$7,891	$5,211
Systems Engineering	(143)	(13)	57	485
Manufacturing	(31)	(35)	(88)	(65)
Corporate	(1,553)	(1,005)	(4,605)	(3,085)

Total	$1,160	$926	$3,255	$2,546

10.	Subsequent Events

Effective November 3, 2003, the Company’s subsidiary ENGlobal Technologies, Inc. purchased all the ownership interest in Senftleber & Associates, L.P. (“Senftleber”), a Houston-based provider of technical personnel with expertise in SCADA systems (supervisory, control, and data systems). Senftleber produced over $2,000,000 in revenues in each of the last three calendar years. Although this acquisition is relatively small, it adds valuable technical capabilities to ENGlobal Technologies, which can be utilized with many of our existing clients. The Company is negotiating with several larger potential acquisition candidates as part of our business strategy to expand our presence in new or existing markets.

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

Update on the Sale of Thermal

The transaction for the sale of the Company’s wholly owned subsidiary, Thermaire, Inc. d/b/a Thermal Corporation (“Thermal”) was terminated in August, 2003. The Company continues to have and is pursuing several interested buyers for the operation. The Company cannot predict the outcome of these inquiries.

Results of Operations

The following is a discussion of the results of operations for the third quarter and first nine months of 2003 compared to the third quarter and first nine months of 2002 with a discussion of the changes in financial condition during the first nine months of 2003.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total Revenue. Total revenue increased by $12,401,000 or 52.7% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The Engineering Services segment reported an increase in sales during the period, Systems Engineering sales were relatively level, and Manufacturing incurred a decline.

	For the Three Months Ended September 30,
	2003		2002		Change from prior year
	(in thousands)
Revenues:
Engineering Services	$32,376	90.2%	$19,743	84.0%	$12,633	64.0%
Systems Engineering	3,059	8.5%	3,130	13.3%	(71)	(2.3)%
Manufacturing	475	1.3%	636	2.7%	(161)	(25.3)%

Total	$35,910	100.0%	$23,509	100.0%	$12,401	52.7%

Revenues in the Engineering Services segment increased $12,633,000 (64.0%) to $32,376,000 for the three-month period ended September 30, 2003. The revenue increase resulted primarily from several large projects including an EPC project (engineering, procurement, and construction) and a co-generation project out of the Beaumont office both of which began in 2003. The procurement phase of the EPC project commenced in 2003, is being performed on a cost plus basis, and is expected to provide an estimated $28,000,000 in total revenues over the life of the project. The co-generation project, which also includes procurement of materials, began during the three months ended September 30, 2003. Revenues recognized from procurement activities during the period exceeded $10,000,000. The Beaumont office, our largest office, achieved a 229% increase in revenues or $14,131,000 over last year for the three months ended September 30, 2003. Tulsa experienced improvements in revenues, also. Partially offsetting these increases, the Baton Rouge and Houston offices continued to see declines in revenues due to weak market conditions in their respective geographic areas.

The revenues in the Systems Engineering segment declined by $71,000 or 2.3% from $3,130,000 for the three months ended September 30, 2002 to $3,059,000 for the same period in 2003. This decrease occurred primarily at ENGlobal Constant Power (“ECP”) resulting from a depressed economy for the UPS and battery chargers systems. ECP has taken steps to upgrade its marketing efforts by adding additional sales representatives.

The Manufacturing segment’s revenues decreased for the three months ended September 30, 2003 by $161,000 or 25.0% from $636,000 for the three months ended September 30, 2002 to $475,000 for the same period in 2003. Economic conditions during 2003 have continued to exert downward pressure on the industry in which Thermal operates.

Gross Profit. Gross profit increased $861,000 or 24.3% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Gross profit and percentage of revenue follows:

	For the Three Months Ended September 30,				Change from prior year
	2003		2002
	(in thousands)
Gross profit (loss):
Engineering Services	$3,941	12.2%	$3,071	15.6%	$870	28.3%
Systems Engineering	400	13.1%	329	10.5%	72	21.8%
Manufacturing	68	14.2%	148	23.3%	(81)	(54.4)%

Total	$4,409	12.3%	$3,548	15.1%	$861	24.3%

Gross profit for the Engineering Services segment increased by $870,000 during the three months ended September 30, 2003 as compared to the same period in 2002 due to the increase in sales. The margin decreased from 15.6% to 12.2% due primarily to large material purchases, which have a lower markup and deflate the overall gross profit percentage. Margins were also positively impacted by the reduction of insurance reserves during the period.

The Systems Engineering segment gross profit increased $72,000 or 21.8% from $329,000 to $400,000 for the three months ended September 30, 2002 and 2003, respectively. Gross profit as a percent of revenue improved from 10.5% in 2002 to 13.1% for the same period in 2003. The increase is primarily attributable to ECP’s losses on lump sum projects in 2002. Although revenues were lower at EPC in the three months ended September 2003 from the same period in 2002, the gross profit improved $105,000 to $19,000 in 2003 compared to a loss of $86,000 in 2002. Partially offsetting this increase in gross profits were budget over-runs on fixed price projects at ENGlobal Systems, Inc. (“ESI”) coupled with competitive market pressures on contract pricing. Due to the rapid growth in revenues at ESI, new initiatives have been put in place to strengthen administrative and support service controls.

The Manufacturing segment saw a decrease in gross profit by $81,000 or 54.4% for the three months ended September 30, 2003 compared to the same period for 2002. Competition on pricing forced Thermal to lower its margins in order to compete successfully for projects.

Selling, General, and Administrative. Selling, general and administrative expenses, excluding depreciation and amortization, increased $582,000 or 23.9% for the three months ended September 30, 2003 as compared to the same period in 2002. A majority of the increased costs resulted from the creation of a business development department established in the corporate division, which combined the marketing activities for the various locations of Engineering Services and added several new marketing representatives. These salaries and expenses accounted for approximately $346,000 of the increase for the three months ended September 30, 2003. Increases in the bad debt reserves, software maintenance, and rent on offices facilities contributed $236,000 to the total increase. Depreciation and amortization increased $46,000 or 24.0% due to the installation of new computer software.

Operating Income. Operating income increased by $233,000 to $1,160,000 for the three months ended September 30, 2003, compared to $927,000 for the same period in 2002. Operating income did not increase at the same rate as revenues because the direct cost on engineering services projects contained large material purchases which have lower markups, tending to deflate profits. Also cost overruns on systems projects, and higher marketing, general, and administrative expenses put further pressure on operating income.

Other Income and Deductions. The Company owned two office buildings in Baton Rouge, one of which was vacant. The Company elected to sell its vacant office building in Baton Rouge. The sale resulted in cash proceeds of $555,000; however, a loss of $312,000 was incurred on the transaction. The Company used the proceeds of the sale to reduce long-term debt.

Net Income. Net income after taxes decreased by $80,000 or 17.3% from $462,000 to $382,000 for the three months ended September 30, 2002 and 2003, respectively. As a percentage of total revenue, the net income percentage decreased from 2.0% to 1.1%.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total Revenue. Total revenue increased by $22,381,000 or 33.4% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The Engineering Services segment and the Systems Engineering segment each reported increases in sales during the period, while the Manufacturing segment reflected a decrease.

	For the Nine Months Ended September 30,				Change from prior year
	2003		2002
	(in thousands)
Revenues:
Engineering Services	$75,948	84.9%	$56,243	83.9%	$19,705	35.0%
Systems Engineering	11,765	13.2%	8,858	13.2%	2,907	32.8%
Manufacturing	1,695	1.9%	1,926	2.9%	(231)	(12.0)%

Total	$89,408	100.0%	$67,027	100.0%	$22,381	33.4%

The Engineering Services segment increased revenues by $19,705,000 or 35.0%, to $75,948,000 during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The revenue increase resulted from several large projects including both a large EPC project (engineering, procurement, and construction) and a large co-generation project, in the Beaumont office, both of which began in early 2003. The procurement phase commenced for the Beaumont projects during the three months ended June 30, 2003 and will be performed on a cost plus basis, providing an estimated $28,000,000 in total revenues over the life of the project. Revenues recognized from procurement activities during the period exceeded $16,000,000. The Beaumont office, our largest office, experienced a 142% or $23,449,000 increase in revenues for the nine months ended September 30, 2003 over the same period in 2002. Revenues generated from the Lake Charles and Tulsa locations improved during the nine months ended September 30, 2003 versus the nine months ended September 30, 2002 due to new clients. Baton Rouge revenues for the nine months ended September 30, 2003 lagged behind the revenues for the same period in 2002 by $5,052,000 due to the completion of lump sum projects and the general economic malaise in the refining and petrochemical marketplace served by this office.

Revenues in the Systems Engineering segment, which represents 13.2% of total revenues increased by 32.8% or $2,907,000 from $8,858,000 in revenues for the nine months ended September 30, 2002 to $11,765,000 in revenues for the same period in 2003. Rapid growth occurred at ENGlobal Systems with increasing revenues of approximately $3,908,000 or 59.1%. This growth was attributable to large fixed-price sales of remote instrument enclosures to two clients. Offsetting this increase was a decrease in revenues at ECP of $1,200,000. ECP has taken steps to upgrade its marketing efforts by expanding its sales representative network.

Revenues in the Manufacturing segment decreased for the nine months ended September 30, 2003 by $231,000 or 12.0% from $1,926,000 for the nine months ended September 30, 2002 to $1,695,000 for the same period in 2003. Economic conditions during 2003 have continued to put pressure on the industry in which Thermal operates.

Gross Profit. Gross profit increased $2,164,000 or 20.2% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Gross profit and percentage of revenue follows:

	For the Nine Months Ended September 30,				Change from prior year
	2003		2002
	(in thousands)
Gross profit (loss):
Engineering Services	$10,846	14.3%	$8,757	15.6%	$2,089	23.9%
Systems Engineering	1,645	14.0%	1,473	16.6%	172	11.7%
Manufacturing	397	23.4%	494	25.7%	(97)	(19.6)%

Total	$12,888	14.4%	$10,724	16.0%	$2,164	20.2%

The gross profit as a percent of revenue in the Engineering Services segment decreased from 15.6% to 14.3%. The lower margins, despite a $2,089,000 increase in profits over 2002, were due primarily to the lower margins on large material procurement activity on the EPC and co-generation projects.

The Systems Engineering segment gross profit increased $172,000 or 11.7% from $1,473,000 to $1,645,000 for the nine months ended September 30, 2002 and 2003, respectively. However, gross profit as a percent of revenue declined from 16.6% in 2002 to 14.0% for the same period in 2003. This decline in gross profit was due primarily to budget over-runs on fixed-price projects and competitive market pressures on contract pricing. Due to the rapid growth in revenues at ESI, new initiatives have been put in place to strengthen the administrative and support service controls. Gross profit for ECP decreased due to the loss in revenues during the period.

Gross profit in the Manufacturing segment decreased by $97,000 or 19.6% for the nine months ended September 30, 2003 compared to the same period for 2002. This decrease was due to competition in pricing, partially offset by a reduction in contract labor costs and decreased expenses during the first quarter of 2003.

Selling, General, and Administrative. Selling, general and administrative expenses, excluding depreciation and amortization increased $1,383,000 or 18.2% for the nine months ended September 30, 2003 as compared to the same period in 2002. A majority of the increase resulted from the creation of a business development department in the corporate division, which combined all marketing activities for Engineering Services and added several new marketing representatives. These salaries and expenses contributed approximately $820,000 to the increase for the first nine months of 2003 with an additional $80,000 in direct advertising. Other sources of increased expenses during 2003 included increased consulting services of $191,000 for the upgrade to the accounting system, increases in rent of $163,000 due to expansion of office space in Beaumont, and increases in supplies and miscellaneous expenses of $129,000. Depreciation and amortization increased $73,000 or 12.1% due to the installation of new computer software.

Operating Income. Operating income increased by $709,000 to $3,255,000 for the nine months ended September 30, 2003, compared to $2,546,000 for the same period in 2002. As a percentage of revenues, operating income decreased from 3.8% to 3.6%. The decrease is attributable to the increase in corporate selling, general and administrative expenses and the lower margins on the projects.

Other Income and Deductions. The Company owned two office buildings in Baton Rouge, one of which was vacant. The Company sold its vacant office building in Baton Rouge resulting in cash proceeds of $555,000; however, a loss of $312,000 was incurred on the transaction. The Company used the proceeds from the sale to reduce long-term debt.

Net Income. Net income after taxes increased by $197,000 or 16.0% from $1,227,000 to $1,424,000 for the nine months ended September 30, 2002 and 2003, respectively. As a percentage of total revenue, the net income percentage decreased from 1.8% to 1.6%.

Liquidity and Capital Resources

The Company has a financing arrangement with Fleet known as the Credit Facility, which is comprised of a line of credit. The loan agreement positions the Fleet debt as senior to all other debt with the line of credit limited to $15,000,000, subject to borrowing base restrictions. The Credit Facility is collateralized by substantially all the assets of the Company. At September 30, 2003, $7,924,000 was outstanding on the line of credit. The Credit Facility matures on June 30, 2005. The interest rate is one-quarter of one percent plus prime, and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of September 30, 2003 were $2,724,000 after consideration of the borrowing base limitations and cash timing differences. The Company’s Credit Facility contains covenants, which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverages and specified levels of certain other items.

An amendment to the Credit Facility was agreed upon between Fleet and the Company effective June 30, 2003 whereby one of the covenants, the ratio of senior debt to EBITDA, was increased.

The Company must meet all covenants through the maturity date of the Credit Facility. The Company is currently in compliance and Management believes it will remain in compliance with all loan covenants, although no assurances can be given regarding such compliance.

As of September 30, 2003, Management believes the Company’s cash position was sufficient to meet its working capital requirements. EBITDA (earnings before interest, taxes, depreciation and amortization) for the nine months ended September 30, 2003 was $3,591,000. Any future decrease in demand for the Company’s services or products would reduce the availability of funds through operations.

The Company benefited from Petrocon’s net operating loss carryforwards at the time of the Merger. Based on the research and advice of tax counsel, the realization of an additional net operating loss carryforward asset is available to the Company. The Company had net operating loss carryforwards of approximately $1,592,000 as of December 31, 2002 with an annual limitation of $1,176,000. Current and non-current deferred tax assets representing the net operating loss carryforward and timing differences total $464,000 and $863,000 as of September 30, 2003 and December 31, 2002, respectively. The reduction in deferred tax assets during the nine months ended September 30, 2003 reflects the expected use of net operating loss carryforwards in 2003 to offset taxable income.

The Company’s working capital was $8,491,000 and $8,955,000 at September 30, 2003 and December 31, 2002, respectively. The change in working capital resulted from the growth of trade payables due to the increased procurement activities and to the increase in salaries and benefits accrual, caused by the timing of the payment of paychecks and payroll taxes, offset by growth in trade receivables.

The Company had total long-term debt outstanding of $10,707,000 and $13,323,000 as of September 30, 2003 and December 31, 2002, respectively. Total long-term debt includes the Credit Facility of $7,924,000 on the line of credit as of September 30, 2003 that matures on June 30, 2005.

One component of our business strategy is to expand our presence in new or existing markets through acquisition. We may acquire businesses using a combination of cash, equity and debt, with some acquisitions also involving the assumption of liabilities and contingent payments. Acquisitions involve a number of special risks, including:

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

Cash Flow

Operating activities provided net cash totaling $3,856,000 and $2,466,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash provided by operating activities primarily reflects the increase in operating earnings, trade payables and accrued salaries and benefits, partially offset by the increase in trade receivables for the period ended September 30, 2003 as compared to the same period in 2002.

Cash used for purchase of property and equipment total $1,049,000 for the nine months ended September 30, 2003 and $813,000 for the same period in 2002. The Company’s investing activities that used cash during the period ended September 30, 2003 consisted of leasehold improvements being made on our Beaumont offices, purchases of computer equipment and software, and web site development. Investing activities during the same period in 2002 consisted primarily of software development costs.

Financing activities used cash totaling $3,311,000 for the nine months ended September 30, 2003, as compared to $2,850,000 for the same period in 2002. The increase in cash used for financing activities reflects higher net payments on the line of credit in 2003 as compared to 2002 and increased payments on other long-term debt.

The Company believes that it has adequate access to cash for the next 12 months through expected operating cash flow and availability under the line of credit. Cash and the availability of cash, could be materially restricted if circumstances prevent the timely internal processing of invoices into receivable accounts, if such accounts are not collected within 90 days of the original invoice date, if project mix shifts from cost reimbursable to fixed cost contracts during significant periods of growth, or if ENGlobal is not able to meet the monthly covenants of the Fleet Credit Facility. If any such events occur the Company would be forced to consider alternative financing options.

Asset Management

The Company’s cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $19,159,000 and $16,492,000 at September 30, 2003 and December 31, 2002, respectively. The number of days’ sales outstanding in trade accounts receivable was 54 days and 60 days, respectively.

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

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Fleet Credit Facility. As of September 30, 2003, $7,924,000 had been borrowed under the line of credit, accruing interest at 4.25% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of September 30, 2003 would be 43 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $34,000 assuming the amount of debt outstanding remains constant.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effects this movement may have on other variables including changes in revenue volumes that could be indirectly attributed to changes in interest rates. The actions that Management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects described above.

Item 4.    Controls and Procedures

With the participation of Management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended as of a date within 90 days prior to the filing of this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company and its consolidated subsidiaries in connection with the Company’s filing of its quarterly report on Form 10-Q for the period ended September 30, 2003. There have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. In connection with the new rules, the Company is currently in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

During the first nine months of 2003, the Company (and/or its subsidiaries, in particular RPM Engineering, Inc.), and more than 40 other parties were named defendants in several petitions for damages filed in various district courts in Louisiana (East Baton Rouge, Calcasieu, Iberville, Ascension, and Orleans Parishes) on behalf of former employees of Barnard and Burk, Inc. The plaintiffs, who allege exposure to asbestos during the course of their employment, were employees of Barnard and Burk, Inc. during a period covering the late 1950’s through the early 1980’s at facilities located within the state of Louisiana. In 1994, AMEC Engineering, Inc. assigned the trade name “Barnard and Burk” to RPM Engineering, Inc. along with selected assets. No liabilities were acquired by RPM. The Company’s indirect wholly owned subsidiary, ENGlobal Engineering, Inc., formerly known as Petrocon Engineering, Inc., acquired RPM (RPM along with the “Barnard and Burk” trade name) in 1996 pursuant to a stock purchase agreement with Willie E. Rigsby and Robert A. Marks (collectively, the “Sellers”). Because Petrocon acquired only the “Barnard and Burk” trade name, and none of its liabilities, the Company is seeking to be extricated from the suits via summary judgment. In addition, AMEC has an obligation to indemnify RPM, and furthermore, the Company is seeking indemnification from the Sellers in connection with claims relating to products shipped or manufactured by, or any services provided by, RPM and any of its subsidiaries prior to Petrocon’s acquisition of RPM. The Company believes the lawsuits are without merit and intends to defend them vigorously.

Item 2.    Changes in Securities and Use of Proceeds

Prior to August 15, 2003, Equus held all of the issued and outstanding Series A Preferred Stock. The Designation provided for the conversion of each share of Series A Preferred Stock, at the option of the Company, if the Company’s Common Stock was publicly traded on a national securities exchange for at least 20 consecutive days at a closing price of at least $3.00 per share. This requirement was met as of the close of business on August 14, 2003, and on August 15, 2003, the Board authorized conversion of all outstanding Series A Preferred Stock, including the dividends accrued thereon since May 31, 2003, into 1,149,089 shares of Common Stock. All converted preferred shares are required to be cancelled in accordance with the Designation, resulting in a reduction of the authorized shares from 5,000,000 to 2,265,167 authorized shares of Series A Preferred Stock.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

The Company, Equus and certain other shareholders of the company entered into a Voting Agreement dated December 21, 2001 which provided among other things, that the parties thereto would vote their shares to cause the board of directors to include one representative designated by Equus. Randall B. Hale is Equus’s current board designee. In a letter to the Company dated September 19, 2003, Equus advised the Company that it irrevocably relinquished its right under the Voting Agreement to designate a representative for election to the board of directors. The Company currently intends to retain Mr. Hale on its board of directors.

The Tulsa office relocated to new facilities July 2003, occupying 11,250 square feet of the CityPlex Towers Building in Tulsa, Oklahoma. The Company executed an agreement for additional space in October 2003.

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits

10.74	Sublease Agreements between Family Connect, Inc., a tenant of CityPlex Towers Building, and IDS Engineering, dated February 2, 2003

10.75	Lease Agreement between Oral Roberts University and IDS Engineering, dba ENGlobal Engineering, Inc., dated October 20, 2003

10.76	Sixth Amendment to Second Amended and Restated Loan and Security Agreement as of June 30, 2003 between ENGlobal Corporation and Subsidiaries and Fleet Capital Corporation

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the Third Quarter 2003

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the Third Quarter 2003

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for the Third Quarter 2003

b.	Current Report on Form 8-K

July 7, 2003. Item 9. Regulation FD Disclosure. A press release regarding the award of a large cogeneration project was issued on July 7, 2003 and a copy was filed under Regulation FD on Form 8-K. (Headline: ENGlobal Awarded Cogeneration Contract; Project Man-hours Expected to Exceed Three-Hundred Thousand.)

July 15, 2003. Item 9. Regulation FD Disclosure. A press release regarding the acquisition of assets from Petro-Chem Engineering, Inc., which allows ENGlobal to expand into Freeport, Texas, was issued July 14, 2003 and a copy was filed with the SEC under Regulation FD on Form 8-K. (Headline: ENGlobal Opens Office in Freeport, Texas; Purchases Selected Assets of Petro-Chem Engineering, Inc.)

August 14, 2003. Item 9. Regulation FD Disclosure. A press release regarding the Second Quarter 2003 results was issued on August 14, 2003 and a copy was filed with the SEC under Regulation FD on Form 8-K. (Headline: ENGlobal Reports Record Revenues and Profits; Revenue Growth Exceeds 30%.)

August 19, 2003. Item 9. Regulation FD Disclosure. A press release regarding the conversion of all of its outstanding preferred stock into common stock was issued on August 19, 2003 and a copy was filed with the SEC under Regulation FD on Form 8-K. (Headline: ENGlobal Exercises Conversion Rights on Preferred Stock and Provides Details Concerning this Action.)

October 20, 2003. Item 9. Regulation FD Disclosure. A press release regarding the award of a contract on an instrument replacement project for the Baton Rouge area was issued on October 20, 2003 and a copy was filed with the SEC under Regulation FD on Form 8-K. (Headline: ENGlobal Awarded Instrument Replacement Project; Contract Provides New Jobs for Baton Rouge Office.)

November 3, 2003. Item 9. Regulation FD Disclosure. A press release regarding the acquisition of Senftleber & Associates, L.P. by ENGlobal Corporation’s subsidiary, ENGlobal Technologies, Inc. was issued on November 3, 2003 and a copy was filed with the SEC under Regulation FD on Form 8-K. (Headline: ENGlobal Completes Strategic Acquisition; Control System Capabilities Expanded.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: November 12, 2003	By:	/s/ Robert W. Raiford

Robert W. Raiford, Chief Financial Officer and Treasurer