Form 10-K
period 2003-12-31
ENGLOBAL CORP
filed 2004-03-30
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-14217

ENGlobal Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0322261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Century Plaza Drive, Suite 140, Houston, Texas	77073-6033
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (281) 821-7100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2003 was $18,461,710 (based upon the closing price for shares of common stock as reported by the American Stock Exchange on that date).

The number of shares outstanding of the registrant’s common stock on March 16, 2004 is as follows:

$0.001 Par Value Common Stock	24,034,288 shares

DOCUMENTS INCORPORATED BY REFERENCE

Responses to Items 10, 11, 12, and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2004.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

ENGlobal Corporation

2003 ANNUAL REPORT ON FORM 10-K

i

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on Management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable; (ii) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (iii) the effect of changes in the Company’s organization, compensation and benefit plans; (iv) the effect on the Company’s competitive position within its market area of the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering services organizations; (v) the effect of increases and decreases in oil prices; (vi) the inability to get parts from vendors; (vii) our inability to renew our line of credit; (viii) our ability to identify attractive acquisition candidates, consummate acquisitions on terms that are favorable to the Company and integrate the acquired businesses into the Company’s operations; and (ix) the effect of changes in the business cycle and downturns in local, regional and national economies. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

The following summary is qualified in its entirety by, and should be read in connection with the more detailed information contained herein and in the Company’s Consolidated Financial Statements, and the Notes thereto, included elsewhere in this Report.

Item 1.    Business

General

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”) is a leading provider of engineering services and systems principally to the petroleum refining, petrochemical, pipeline, production and process industries throughout the United States and internationally. The services provided by our multi-disciplined staff span the lifecycle of a project and include feasibility studies, design, procurement and construction management. We also supply automation, control, and uninterruptible electrical power systems to our clients worldwide.

The Company was incorporated as Industrial Data Systems Corporation in the State of Nevada in June 1994. In December 2001, we merged with Petrocon Engineering, Inc. and in June 2002, we changed the name of the Company from Industrial Data Systems Corporation to ENGlobal Corporation. Effective June 16, 2002, the Company’s trading symbol for its common stock, traded on the American Stock Exchange, changed from IDS to ENG.

Since 1999, our net revenue has grown by a compound annual growth rate of 192% and our net income has grown at a compound annual growth rate of 161%. We have accomplished this growth by expanding our service offerings and geographic presence through a series of strategic acquisitions and through internal growth. We now have offices strategically located in Houston, Beaumont and Freeport, Texas, Baton Rouge and Lake Charles, Louisiana and Tulsa, Oklahoma.

The Company streamlined its organizational structure and increased name recognition in 2003. As part of the restructuring, the Company sold selected assets of its manufacturing segment and reorganized the subsidiaries in its two remaining segments: the engineering segment and the systems segment. In addition, substantially all of the Company’s wholly-owned subsidiaries adopted the ENGlobal name.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You can read and copy any materials filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information about the operations of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains information we file electronically with the SEC, that can be accessed over the Internet at www.sec.gov. Our common stock is listed on the American Stock Exchange (AMEX: ENG), and you can obtain information about ENGlobal at the offices of the American Stock Exchange, 86 Trinity Place, New York, New York 10006-1872 or at their website www.amex.com.

ENGlobal Website

You can find financial and other information about ENGlobal at the Company’s website at the URL address www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are provided free of charge through the Company’s website and are available as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Information relating to corporate governance at ENGlobal, including our Code of Business Conduct and Ethics for all of our Directors and employees, including our Chief Executive Officer and Chief Financial Officer; and information concerning our Directors, and our Board Committees, including Committee charters, and transactions in ENGlobal securities by Directors and officers, is available on our website at www.englobal.com under the Investor Relations caption. We will provide any of the foregoing information without charge upon written request to Investor Relations Officer, ENGlobal Corporation, 600 Century Plaza Drive, Building 140, Houston, Texas 77073-6033.

Business Segments

During 2003, we operated three business segments: engineering (previously referred to as engineering services), systems (previously referred to as engineered systems) and manufacturing. The manufacturing segment was reclassified as a discontinued operation due to the December 2003 sale of certain assets of the Company’s wholly-owned subsidiary, Thermaire, Inc. d/b/a Thermal Corporation. The respective contributions to our total sales in 2003, 2002 and 2001 for the engineering segment and the systems segment are summarized below.

	Percentage of Sales
	2003	2002	2001
Segment:(1)
Engineering	87.6%	84.1%	79.9%
Systems	12.4%	15.9%	20.1%

	100.0%	100.0%	100.0%

(1)	Does not include manufacturing segment which was sold in December 2003.

Engineering

	2003	2002	2001
	(amounts in thousands)
Revenues to external customers	$108,380	$74,971	$14,235
Operating profit	$4,575	$937	$1,571
Total assets	$35,531	$30,615	$31,163

General

Our engineering segment offers engineering consulting services to clients in the petroleum refining, petrochemical, pipeline, production and process industries for the development, management and turnkey execution of engineering projects and provides inspection services throughout the United States. The engineering segment is currently comprised of the following wholly-owned subsidiaries of ENGlobal Corporation: ENGlobal Engineering, Inc. (“EEI”), RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc. (“RPM”) and ENGlobal Construction Resources, Inc. (“ECR”). EEI and RPM focus primarily on providing services to the downstream petroleum refining and petrochemical industry, including refineries and processing plants, upstream and midstream pipeline companies and gas plants. ECR primarily provides inspection services to industrial plants throughout the United States.

The engineering segment has approximately 70 existing blanket service contracts pursuant to which it provides clients either with services on a time and materials basis or with services on a fixed fee, turnkey basis. Our engineering segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Houston and Freeport, Texas; and Tulsa, Oklahoma. Our engineering segment also makes unique, custom-made metering skids and other process related fabricated systems, designed to customer specifications.

During 2002 and 2003, the engineering segment continued to grow geographically throughout the United States and into international markets and increased the range of services it provides. As part of our plan to extend our geographical range to serve the downstream industries, such as the petroleum refining, petrochemical and process industries in the Freeport Texas area, ENGlobal acquired selected assets of Petro-Chem Engineering, Inc. (“Petro-Chem”). Petro-Chem has a staff of 55 engineers, designers, inspectors and support personnel who are engaged on contract projects with several Freeport area clients. This acquisition allowed us to expand into the Freeport area with experienced staff who have an established reputation for expertise. The Freeport office currently provides on-site engineering, design and support personnel to a leading chemical client that has facilities in Freeport and Port Arthur, Texas and Geismar, Louisiana.

Our engineering segment offers its expertise to a broad range of industrial clients. We participate in projects involving both the modification of existing facilities and construction of new facilities. Our predominant type of contract is a blanket services contract that typically provides our clients with engineering, procurement and project management services on a time and materials basis. We also enter into contracts to complete capital projects on a full service, turnkey basis. The engineering staff has the capability of developing a project from the initial planning stages through the detailed design and construction management. Services that we provide include:

•	conceptual studies,

•	project definition,

•	cost estimating,

•	engineering design,

•	material procurement, and

•	project and construction management.

We provide services for major energy-related firms at facilities such as chemical plants, crude oil refineries, electric power generation facilities, cross-country pipelines, pipeline facilities and production processing facilities.

The engineering segment seeks to offer its clients a wide range of services from a single source provider. In addition, the segment uses an internal virtual private network so that the employees in one location can work on projects housed in other offices. This capability allows us to provide a greater depth and breadth of expertise to our clients and helps stabilize the workload in our various offices.

Competition

Our engineering segment competes with a large number of firms of various sizes, ranging from the industry’s largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Typical engineering segment competitors include (in alphabetical order): CDI Engineering Group, Jacobs Engineering Group, Matrix Engineering, Mustang Engineering, S&B Engineering, SNC Lavilan GDS, Inc. and TAG. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do.

Competition is primarily centered on performance and the ability to provide the engineering, planning and project execution skills required to complete projects in a timely and cost efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services, are key competitive factors. Larger projects, especially international work, typically include pricing alternatives designed to shift risk to the service provider, or at least to cause the service provider to share a portion of the risks associated with cost overruns in service delivery. These alternatives include fixed-price, guaranteed maximum price, incentive fee, competitive bidding and other “value based” pricing arrangements.

Systems

	2003	2002	2001
	(amounts in thousands)
Revenues to external customers	$15,339	$14,151	$3,575
Operating (loss)	$(803)	$(271)	$(65)
Total assets	$3,913	$6,186	$2,587

General

Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The systems segment currently consists of the following five wholly-owned subsidiaries of ENGlobal Corporation: ENGlobal Systems, Inc. (“ESI”), ENGlobal Constant Power, Inc. (“ECP”), ENGlobal Technologies, Inc. (“ETI”), Senftleber & Associates L.P. (“Senftleber”) and ENGlobal Design Group (“EDG”).

ESI’s control and instrumentation systems are custom designed and include both conventional pneumatic and hydraulic control systems, as well as electronic, microprocessor-based controls employing programmable logic. Typical applications for control and instrumentation systems include oil and gas production safety systems; refinery, petrochemical and chemical plant controls; analyzer packaging; fire and gas detection systems; pipeline facility controls; data acquisition systems; and control systems for various processing equipment. We perform all facets of control and instrumentation system design, engineering, assembly and testing in-house. Field installation and technical staff perform start-up and commissioning services, modifications to existing systems, on-site training and routine maintenance procedures for client operating personnel.

ECP operates in the industrial electrical power backup and conditioned power systems marketplace and fabricates industrial grade uninterruptible electrical power systems and battery chargers. Both standard and custom-designed products and systems are fabricated and sold in a wide array of power ranges. These products include:

•	battery chargers,

•	battery monitoring systems,

•	DC power supplies,

•	DC/AC inverters,

•	uninterruptible power systems (“UPS”), and

•	power distribution systems and solar photo-voltaic systems.

In addition, ECP provides field service support for installation and maintenance of the foregoing products. Most of the products are made pursuant to specifications required for a particular order. Refineries, petrochemical plants, pipeline facilities, utilities, offshore platforms and other commercial, industrial and governmental facilities across the United States utilize the products sold by ECP. ECP’s USGS Intellicharger™ product line of microprocessor controlled battery chargers has been used as an integral component in major power systems and is now included in a majority of ECP system units that contain battery chargers.

ETI, a wholly-owned subsidiary that was not operational prior to 2003, provides products and services supporting the advanced automation and environmental technology fields. Advanced automation services provided by ETI include automation technology audits, consulting, advanced process controls and process computer services, multivariable control, optimization (on-line and off-line), neural net applications, operator training simulators, expert systems and on-site support. ETI supports the environmental technology field by providing predictive emissions monitoring (“PEMS”), continuous emissions monitoring system (“CEMS”), Flare-Mon® (flare monitoring system) and air emissions consulting. In October 2003, ETI acquired a small software services company, Senftleber & Associates, LP, of Houston, Texas, which provides support services for the pipeline industry, primarily through provision of technical personnel with expertise in SCADA (Supervisory Control and Data Acquisition) systems.

In January 2004, ENGlobal Design Group, Inc. acquired certain assets of Engineering Design Group, Inc. (“EDG”) in Tulsa, Oklahoma. EDG provides design, installation and maintenance of various government and public sector facilities, the most active sector being Automated Fuel Handling Systems serving the U.S. military.

Competition

The systems segment has been impacted by an increased emphasis on pricing by our clients and competitors and the fact that prices are subject to variations attributable to cyclical conditions in the oil and gas, petroleum and processing industries. ESI’s control systems and modular facilities compete with similar systems built by other companies, most of which compete primarily on the basis of pricing. Typical systems competitors include (in alphabetical order): Aspen Technologies, ICS/Triplex, Puffer Sweiven, PasTech, Scallon Controls, Honeywell and Siemens.

ECP’s market is characterized by a small number of larger companies that dominate the market and a large number of similarly sized companies that compete for a limited share of the market. Companies that compete in the power systems arena are Custom Power, Gutor, LaMarche Mfg., Powerware, SCI and Toshiba.

ETI competes directly with large companies such as Honeywell Hyspec for advanced control consulting. Smaller independent contractors provide low prices but generally do not provide long-term support and backup. Aspen Technologies and James/Magnum Associates are also competitors of ETI. We believe that pricing, technical competence and ability to provide superior service are the primary bases of competition.

Manufacturing

In December 2003, we sold selected assets of our only manufacturing operation, Thermaire, Inc., which was engaged in designing, manufacturing and selling air handling equipment under the Thermal brand name. The 38,000 square foot office and manufacturing facility owned by Thermaire was not included in the sale. The operations formerly conducted by this subsidiary are reflected in this Report as discontinued operations.

Acquisitions and Sales

We have grown our business over the past several years through both internal initiatives and strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and the range of services that we provide to our clients; and (ii) gain access to new geographic areas. We expect to continue evaluating and assessing acquisition opportunities to further complement our existing business base. We believe that strategic acquisitions will enable us to more efficiently serve the technical needs of national and international clients and strengthen our financial performance. We will also continue to evaluate and assess current operations and from time to time, sell assets when strategic conditions warrant.

Two acquisitions of operating companies were completed during fiscal 2003. Petro-Chem Engineering, Inc. (“Petro-Chem”), acquired by EEI and Senftleber & Associates, L.P. (“Senftleber”), acquired by ETI, were acquired during the third and fourth quarters, respectively. Petro-Chem operates primarily in the Freeport, Texas and surrounding area. This acquisition primarily provides on-site engineering, design and support personnel to an existing client that has facilities in Freeport and Port Arthur, Texas and Geismar, Louisiana. Senftleber is a Houston-based provider of technical personnel with expertise in software systems such as the SCADA system, a service we believe a number of our clients will be interested in. In January 2004, ENGlobal Design Group, Inc. acquired certain assets of Engineering Design Group, Inc. (“EDG”) in Tulsa, Oklahoma. EDG provides design, installation and maintenance of various government and public sector facilities, the most active sector being Automated Fuel Handling Systems serving the U.S. military. EDG produced revenues of $14.4 million (unaudited) in 2003. The acquisition of these assets expands our capabilities into government-related engineering and significantly increases our operations in the Tulsa market.

In December 2003, we completed the sale of certain assets of our subsidiary, Thermaire, Inc., d/b/a Thermal Corporation, which comprised our manufacturing segment, to Nailor Industries of Texas, Inc., a medium sized HVAC equipment manufacturer. The disposition had been actively pursued since November 2001 in order to permit us to strategically focus on our core operations. The sale resulted in a $26,000 gain, net of tax. The 38,000 square foot office and manufacturing facility owned by Thermaire was not included in the transaction. The Company plans to sell this facility. Information relating to all prior periods throughout this Report treats the manufacturing segment as discontinued and excludes it from continuing operations.

Business Strategy

Our objective is to strengthen the Company’s position as a leading engineering and consulting services provider while enhancing the services we offer and expanding our geographic presence. To achieve this objective, we have developed a strategy comprised of the following key elements:

•	Increase Name Recognition. To present a more cohesive image and increase name recognition, in January 2003 virtually all of ENGlobal’s operating subsidiaries adopted “ENGlobal” as part of their name.

•	Enhance and Strengthen Our Ability to Perform Engineering, Procurement and Construction Projects. We rely heavily on repeat business and referrals from existing customers, industry members and manufacturing representatives. The engineering segment’s strategy is to increase revenues by developing and marketing its ability to perform full service turnkey projects, also called EPC (Engineering, Procurement and Construction) projects. The engineering segment has traditionally been responsible only for the engineering portion of its projects, which usually represents between five to fifteen percent of a project’s total installed cost.

•	Expand and Enhance Technical Capabilities. We believe that it is important to develop our capabilities in three-dimensional computer-aided design and drafting (“3D CADD”). To achieve this objective, we purchased computer hardware and software during 2003 to implement Integraph’s SmartPlant 3D software, which is the next generation to plant design system. This initiative should enhance our marketing position strategically with many customers along the Texas Gulf Coast. We are also developing and using 3D CADD software tools from other suppliers.

•	Improve Utilization of Resources. We have developed a work-sharing program through the use of an internal virtual private network that gives our clients access to technical resources located in any of our offices and allows for higher utilization of our resources. We believe that the work-sharing program should reduce employee turnover and provide for a more stable work environment. We are also moving toward standardization of engineering processes and procedures among our offices, which we believe will enhance our work-sharing ability and provide our clients with more consistent and higher quality services.

•	Pursue Foreign Technical Resources. Our Beaumont engineering office has been testing the use of offshore technical resources to enable it to access professional engineering and design work in lower cost countries such as Mexico, India and the Far East. If these tests are ultimately successful, it will allow us to lower our contract bid prices and enhance our competitive position.

•	Acquire Complementary Businesses. We intend to grow in market segments where we currently have a strong competitive position by acquiring complementary businesses that will permit us to expand or enhance our existing services. The Company hopes to acquire businesses with higher profit margins, such as the Senftleber acquisition, or allows us to provide additional services to our existing client base, or when synergies are likely to result in cost savings. We will also pursue acquisitions that provide entry into industries that we don’t currently serve. For example, in 2003 we acquired Senftleber and selected assets of Petro-Chem, both of which enabled us to expand the services we offer our existing clients. Similarly, the acquisition in January 2004 of the assets of Engineering Design Services, Inc. provides a platform to perform governmental and military projects, a new industry for ENGlobal.

•	Maintain High Quality Service. To maintain high quality service, we focus on being responsive to our customers, working diligently and responsibly and maintaining schedules and budgets. The Company has a quality control and assurance program to maintain standards and procedures for performance and documentation and to audit and monitor compliance with procedures and quality standards.

•	Continue to Recruit and Retain Qualified Personnel. We believe recruiting and retaining qualified, skilled professionals is crucial to our success and growth. As a result, we have dedicated staff focused on recruiting personnel with experience in the petrochemical industry. We have used inter-company recruiting to retain key personnel.

•	Improve the Strategic Focus by Selling Thermaire. In December 2003, we sold most of the assets used by our subsidiary, Thermaire, Inc. The sale is part of an on-going effort to dispose of assets that we believe detract from our primary area of focus. We are in the process of seeking a buyer for the real property used by Thermaire, which is not currently occupied.

Sales and Marketing

Our various subsidiaries derive revenues primarily from three sources: (1) in-house direct sales; (2) sales generated by our network of sales representatives; and (3) referrals from existing customers, industry members and manufacturing representatives. Our sales representatives are teamed with in-house sales managers and are assigned to industry segments in the United States. Management believes that this method of selling should result in increased account penetration and enhanced customer service, which should, in turn, create and maintain the foundation for long-term customer relationships. Our growth depends in large measure on our ability to attract and retain qualified sales representatives and sales management personnel. Management believes that in-house marketing and sales of our products allows for more accountability and control, thus increasing profitability.

Products and services are also promoted through general and trade advertising, participation in trade shows and through on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal site provides information about both of our operating segments. We currently use a third-party service provider to maintain and update our website and those of our subsidiaries on an ongoing basis. Through the ENGlobal website, we seek to provide visitors with a single point of contact for obtaining information on the services and products offered by the ENGlobal family of companies.

Our business development department focuses on building long-term relationships with customers and providing customers with product application, engineering and after-the-sale services. Additionally, we seek to capitalize on cross-selling opportunities existing between our various subsidiaries. Sales leads are often jointly developed and pursued by the sales personnel from a number of these subsidiaries.

Much of our business is repeat business and we are introduced to new customers in most cases by referrals from existing customers and industry members, such as manufacturers’ representatives. Further, we anticipate that our existing customer base and the potential for business development activities will be expanded with each new acquisition.

We currently employ 13 full-time professional in-house marketers in our business development department who concentrate on the engineering services segment, and three full-time professional in-house marketers in our systems segment. We have retained business development agents in the Middle East and the United Kingdom. We have also formed alliances with other engineering and construction firms in Mexico City and South America.

Customers

Our customer base consists primarily of Fortune 500 companies representing numerous industries within the United States. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenues in any given year or over a period of several consecutive years due to major engineering projects. For example, during 2003, 36% of our total revenues were attributable to work done by our engineering segment and our systems segment for one major refining and petrochemical client, ExxonMobil, through multiple client subsidiaries and plant locations. The majority of this work was performed through the Beaumont location of our engineering segment on a large EPC project.

We have had success undertaking new projects for prior clients and providing ongoing services to clients following the completion of the projects. Nevertheless, in order to generate revenues in future years, we must continue efforts to obtain new engineering projects. Historically, we have not generated significant revenues from government clients, but we hope to further penetrate the government market as a result of the EDG acquisition.

In recent years, the continuing trend among engineering clients and their industry counterparts has been toward outsourcing and sole sourcing. This trend has fostered the development of ongoing, longer-term arrangements with clients, rather than one-time limited engagements. These arrangements, often referred to as partnering relationships, alliances, or sole source contracts, vary in scope, duration and degree of commitment. For example, engagements may provide for:

•	a minimum number of work man-hours over a specified period;

•	the provision of at least a designated percentage of the client’s requirements;

•	the designation of the Company as the client’s sole source of engineering at a specific location or locations; or

•	a non-binding preference or intent, or a general contractual framework for what the parties expect will be an ongoing relationship.

Despite their variety, the Company believes that these partnering relationships have a stabilizing influence on our service revenues. At present, we maintain some form of partnering or alliance arrangement with approximately 50 major oil and chemical companies. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and are unable to replace them with other customers or other projects, our business would be materially adversely affected.

In the systems segment, our clients include end-users and operators of facilities relating to oil and gas products, pipelines, refineries, chemical companies and processing plants. Other clients include equipment manufacturers, construction contractors and other engineering firms that incorporate our control systems into facilities and products they design, construct and manufacture. As in the engineering segment, in any given year, a small number of clients may account for a large percentage of the systems segment’s revenues for that year, depending on the number of major projects undertaken. Though the systems segment frequently receives work from repeat clients, its client list may vary significantly from year to year.

Our ten largest customers, which vary from one period to the next, accounted for 69% and 60% of our total revenue in 2003 and 2002, respectively. For 2003, our largest clients, in alphabetical order include:

•	Engineering: Atofina, BASF, Chevron Phillips, ExxonMobil, Frontier Refining, Motiva Enterprises and Premcor Refining Group

•	Systems: Enterprise Products, Fluor Daniels, Honeywell, Inc. and Yokogawa Corp of America,

We do not have any long-term commitments from these clients and sales of products from the systems segment are typically made according to the client’s specifications on a purchase order basis. Our potential revenues are, therefore, dependent on continuing relationships with these customers.

Contracts

We generally enter into two principal types of contracts with our clients: time and materials contracts and fixed-price contracts. In fiscal 2003, 85% and 15% of our net revenue was derived from time and materials and fixed-price contracts, respectively. Our various clients determine which type of contract we will enter into for a particular engagement.

•	Time and Materials. Under our time and materials contracts, we are paid for labor at either negotiated hourly billing rates or reimbursed for allowable hourly rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Some of these contracts may have upper limits, referred to as “not to exceed.” If our costs generate billings that exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the continuation of each contract partially depends upon the customer’s discretionary periodic assessment of our performance on that contract.

•

Fixed-Price.    Under a fixed-price contract, we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Another risk includes our ability to secure written change orders prior to commencing work on such orders, which may prevent our getting paid for work performed. Consequently, the profitability of fixed-price contracts may vary substantially.

Backlog

Backlog represents the total value of all awarded contracts that have not been completed and will be recognized as revenues over the life of the project. At February 29, 2004, our gross revenue backlog was approximately $67.5 million, compared to $54.4 million at December 31, 2002. We estimate that approximately 75% of the gross revenue backlog at February 29, 2004 will be recognized during fiscal 2004.

Gross revenue includes backlog under two types of contracts: (1) contracts for which work authorizations have been received on a fixed-price basis and not-to-exceed projects that are well defined and (2) time and material evergreen contracts at an assumed 12 month run-rate, where we place employees at our clients’ site to perform day-to-day project efforts.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.

Customer Service and Support

We provide service and technical support to our customers in varying degrees depending upon the business line and on customer contractual arrangements. The Company’s technical support staff provides initial telephone support services for end-user customers and distributors. These services include isolating and verifying reported product failures and authorizing repair services in support of customer requirements. We also provide on-site engineering support if a technical issue cannot be resolved over the telephone. On projects for which we have provided engineering systems, we provide worldwide start-up and commissioning services. We also provide the manufacturers’ limited warranty coverage for products we sell.

Dependence Upon Suppliers

Our ability to provide clients with services and products in a timely and competitive manner depends on the availability of products and parts from our suppliers at competitive prices and on reasonable terms. Our suppliers are not obligated to have products on hand for timely delivery nor can they guarantee product availability in sufficient quantities to meet our demands. There can be no assurance that we will be able to obtain necessary supplies at prices or on terms we find acceptable. However, in an effort to maximize product availability and maintain quality control, we generally procure components from multiple distributors.

For example, all of the product components used by our systems segment are fabricated using components and materials that are available from numerous domestic suppliers. There are approximately 36 principal suppliers of these components, each of whom can be replaced by an equally viable competitor. No one manufacturer or vendor provides products that account for 10% or more of our revenues. Thus, we anticipate little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support our manufacturing and assembly operations. Units produced through the systems segment are normally not produced for inventory and component parts are typically purchased on an as-needed basis.

Despite the foregoing, some of our subsidiaries rely on certain suppliers for necessary components and there can be no assurance that these components will continue to be available on acceptable terms. If a subsidiary terminates a long-standing supply relationship, it may be difficult to obtain alternative sources of supply without a material disruption in our ability to provide products and services to our customers. While we do not believe that such a disruption is likely, if it did occur, it could have a material adverse effect on our financial condition and results of operations.

Patents, Trademarks, Licenses

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. We have pending trademark applications on file with the U.S. Patent and Trademark Office for the names “ENGlobal,” “Flare-Mon” and “Purchased Data.” There can be no assurance that the protective measures we currently employ will be adequate to prevent the unauthorized use or disclosure of our technology, or the independent third party development of the same or similar technology. Although our competitive position to some extent depends on our ability to protect our proprietary and trade secret information, we believe that other factors, such as the technical expertise and knowledge-base of our management and technical personnel and the timeliness and quality of the support services we provide, will also help us to maintain our competitive position.

Government Regulations

The Company and certain of our subsidiaries are subject to various foreign, federal, state, and local laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration. The Company and members of its professional staff are subject to a variety of state, local, and foreign licensing, registration and other regulatory requirements governing the practice of engineering. Many of our engineering professionals are licensed or registered in several states and foreign jurisdictions. Currently, we are not aware of any situation or condition relating to the regulation of the Company, its subsidiaries, or personnel that we believe is likely to have a material adverse effect on our results of operations or financial condition.

Employees

As of December 31, 2003, the Company and its subsidiaries employed 1,023 individuals. Of these employees, 16 were employed in sales and marketing; 606 were employed in engineering and related positions; 116 were employed in technical production positions; 30 were employed as inspectors; 220 were employed as project support staff; and 35 were employed in administration, finance and management information systems. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be, critical to our ability to execute our business plan. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

2003 Restructure

To streamline our operations, in December 2003, we dissolved a number of inactive subsidiaries, merged certain subsidiaries out of existence and transferred ownership of other subsidiaries in order to more clearly delineate, in terms of corporate structure, between our engineering segment and our systems segment. Also in December 2003, we sold assets of our manufacturing segment, which had been owned by Thermaire, Inc. d/b/a Thermal Corporation. We no longer operate a manufacturing segment. In addition, to increase our name recognition, all of our active subsidiaries, except for Senftleber & Associates, L.P., adopted “ENGlobal” as part of their names. Currently, the subsidiaries in our segments are:

Engineering segment: ENGlobal Engineering, Inc., RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc.

Systems segment: ENGlobal Systems, Inc., ENGlobal Constant Power, Inc., ENGlobal Technologies, Inc., Senftleber & Associates, L.P. and ENGlobal Design Group, Inc.

ENGlobal is also the parent of ENGlobal Corporate Services, Inc., which serves as an administrative and financing subsidiary.

Risk Factors

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, financial condition and results of operations and that upon the occurrence of any of these events, the trading price of our common stock could decline.

We are engaged in highly competitive businesses and must typically bid against competitors to obtain engineering and service contracts.

We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do, which, in some instances, could give them a competitive advantage over us.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.

We generally enter into two principal types of contracts with our clients: time and materials contracts and fixed-price contracts. Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen expenditures or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Our ability to secure change orders on scope changes and our ability to invoice for such changes poses an additional risk. In fiscal 2003, approximately 15% of our net revenue was derived from fixed-price contracts.

Under our time and materials contracts, we are paid for labor at negotiated hourly billing rates or reimbursement at specified mark-up hourly rates and negotiated rates for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Some time and materials contracts are subject to contract ceiling amounts, which may be fixed or performance-based. If our costs generate billings that exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all of our costs.

Revenue recognition for a contract requires judgment relative to assessing the contract’s estimated risks, revenue and costs and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance.

Economic downturns could have a negative impact on our businesses.

Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of both private and governmental entities to make expenditures may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole or key markets targeted by us.

Our dependence on one or a few customers could adversely affect us.

One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenues in any one year or over a period of several consecutive years. In 2003, approximately 36%

of our revenues were from ten subsidiaries of ExxonMobil and approximately 20% of our revenues were from Chevron Phillips. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected. Additionally, we have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Our loan agreement also specifies limits in concentration of receivables to any one client (other than ExxonMobil) to 20% of all trade account balances, thereby reducing our ability to borrow. The limit on the ExxonMobil balance is set at 30% of all trade receivables.

Additional acquisitions may adversely affect our ability to manage our business.

Our growth has been, in large part, the result of acquisitions of companies. We plan to continue making acquisitions in the future on terms management considers favorable to us. The successful acquisition of other companies involves an assessment of future revenue opportunities, operating costs, economies and earnings after the acquisition is complete, potential industry and business risks and liabilities beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with our assessments, we perform reviews of the subject acquisitions we believe to be generally consistent with industry practices. These reviews, however, may not reveal all existing or potential problems, nor will they permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms. We may not successfully integrate future acquisitions. Any acquisitions may require substantial attention from our management, which may limit the amount of time that management can devote to day-to-day operations. Our inability to find additional attractive acquisition candidates or to effectively manage the integration of any businesses acquired in the future could adversely affect our ability to grow profitably or at all.

Seasonality of our industry may cause our revenues to fluctuate.

Holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for engineering services or capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each new year, which can depress results for the first quarter. Principally due to these factors, our revenues during the first and fourth quarters generally tend to be lower than in the second and third quarters.

The failure to attract and retain key professional personnel could adversely affect the Company.

Our success depends on attracting and retaining qualified personnel in a competitive environment. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future. Failure to retain or attract such personnel could materially adversely affect our businesses, financial position, results of operations and cash flows.

Liability claims could result in losses.

Providing engineering and design services involves the risk of contract, professional errors and omissions and other liability claims, as well as adverse publicity. Further, many of our contracts will require us to indemnify our clients not only for our negligence, if any, but also for the concurrent negligence of our clients. We currently maintain liability insurance coverage, including coverage for professional errors and omissions. However, claims outside of or exceeding our insurance coverage may be made. A significant claim could result in unexpected liabilities, take management time away from operations and have a material adverse impact on our cash flow.

If the operating result of either segment is adversely affected, an impairment of goodwill could result in a write down.

Based on factors and circumstances impacting ENGlobal and the business climate in which it operates, the Company may determine that it is necessary to re-evaluate the carrying value of its goodwill by conducting an impairment test in accordance with SFAS No. 142. The Company has assigned goodwill to the two segments based on estimates of the relative fair value of each segment. If changes in the industry, market conditions, or government regulation negatively impact either of the Company’s segments resulting in lower operating income, if assets are harmed, if anticipated synergies or cost savings are not realized with newly acquired entities, or if any circumstance occurs which result in the fair value of either segment reducing below its carrying value, an impairment to goodwill could be created. In accordance with SFAS No. 142, the Company would be required to write down the carrying value of goodwill.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in value to existing stockholders of the shares they hold.

Our Articles of Incorporation authorize our board of directors to issue up to an additional 49,912,621 shares of common stock and an additional 2,265,167 shares of preferred stock. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the American Stock Exchange requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue shares in connection with our Employee Stock Purchase Plan and we may issue options as incentives under our Option Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the board of directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

As of February 29, 2004, our backlog was approximately $67.5 million. We cannot assure investors that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project termination, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Such backlog reductions would reduce the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

We rely on third-party subcontractors as well as third-party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or cost-plus contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

Our quarterly revenue, expenses and operating results may fluctuate significantly because of a number of factors, including:

•	Unanticipated changes in contract performance that may effect profitability, particularly with contracts that have funding limits;

•	The seasonality of the spending cycle of our clients;

•	Acquisitions or the integration of acquired companies;

•	Employee hiring and utilization rates;

•	The number and significance of client engagements commenced and completed during a quarter;

•	Credit worthiness and solvency of clients;

•	The ability of our clients to terminate engagements without penalties;

•	Delays incurred in connection with an engagement;

•	The size and scope of engagements;

•	The timing of expenses incurred for corporate initiatives;

•	Reductions in the prices of services offered by our competitors;

•	Changes in accounting rules; and

•	General economic or political conditions.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses. These fluctuations could result in downward pressure on the market price of our common stock.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.

We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and maintain discipline in our internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

The price of our common stock may be volatile.

Our common stock may be subject to substantial price volatility. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•	Quarter to quarter variations in our financial results, including revenue, profits and other measures of financial performance or financial condition;

•	Announcements by us or our competitors of significant acquisitions;

•	Threatened or pending litigation;

•	Changes in investors’ and analysts’ perceptions of our business, our competitors’ businesses, or the businesses we serve;

•	Investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

•	Broader market fluctuations; and

•	General economic or political conditions.

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which are dependent on the performance of our stock price.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote.

Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 62% of our outstanding common stock on a fully diluted basis. Accordingly, these stockholders, as a group, are able to control the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Nominees for the board of directors are designated by a voting agreement so stockholders who are not parties to the voting agreement may not have a meaningful vote in the election of directors.

In connection with our merger with Petrocon Engineering, Inc, holders of approximately 56% of the outstanding shares of the Company entered into a voting agreement agreeing to vote their shares in the election of directors in favor of three nominees of Alliance 2000, Ltd. (“Alliance”), two nominees of certain former shareholders of Petrocon, one nominee of Equus II Incorporated (“Equus”) (the Equus nominee becoming a nominee of certain former shareholders of Petrocon once the Equus debt is paid) and one nominee selected by the mutual agreement of Alliance and certain former shareholders of Petrocon. In 2003, Equus forfeited its right to have a nominee on the board of directors. As a result, under the terms of the voting agreement, certain former shareholders of Petrocon are entitled to the additional nominee made available through the Equus forfeiture.

Item 2.    Properties

Facilities

We lease eleven buildings in the U.S. totaling approximately 250,000 square feet and we own an office building in Baton Rouge, Louisiana with 27,500 square feet. The leases have remaining terms ranging from monthly to seven years and are at what we consider to be commercially reasonable rental rates. Our principal office locations are in Houston and Beaumont, Texas, with other offices in Freeport, Texas, Baton Rouge and Lake Charles, Louisiana, and Tulsa, Oklahoma. Approximately 199,000 square feet of our total office space is designated for use by our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location. Our systems segment performs fabrication assembly at two shop facilities in Houston, Texas with approximately 46,800 square feet of warehouse space.

We lease approximately 14,000 square feet of office space in Beaumont, Texas with an expiration date of June, 2005 from a joint venture owned one-third by each of: ENGlobal Engineering, Inc., Michael L. Burrow (the Company’s CEO), and a stockholder of the Company who owns less than 1% of the Company’s stock. We believe that this lease is at a commercially reasonable rental rate.

The building formerly occupied by Thermaire, totaling approximately 38,000 square feet, is vacant and on the market for sale. This space has not been included in the office or warehouse statistics.

One leased facility, formerly occupied by ECP, has been vacated and an early termination notice has been sent to the landlord. ECP relocated effective January 1, 2004 to a site that ESI occupies to reduce overhead expenses. The lease on the vacant space will terminate in June 2004 unless a subleasee can be found.

In Tulsa, we are utilizing approximately 60% of our available space. In Houston, we have approximately a 90% utilization of available office space. In Beaumont, we are utilizing 100% of the available space. The Lake Charles office is approximately 50% occupied and the Baton Rouge and Freeport facilities are approximately 70% utilized. The Houston warehouse facilities are approximately 70% utilized.

Below is a complete listing of the space leased and owned with the expiration dates of the leases.

Location	Square Feet	Lease Expiration Date
Beaumont	42,880	2011
	37,798	2005
	13,590	Month to Month
Houston	51,816	2005
	40,227	2004
Lake Charles	8,178	2006
Tulsa	32,555	2005
Freeport	23,000	2007
Baton Rouge	27,500	Owned

	277,544

Item 3.    Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business that are incidental to our business. As of the date of this filing, we are party to several legal proceedings that have been reserved for or are covered by insurance, or that, if determined adversely to us individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position.

During 2003, the Company and its subsidiaries, and more than 40 other parties were named defendants in several petitions for damages filed in various district courts in Louisiana (East Baton Rouge, Calcasieu, Iberville, Ascension, and Orleans Parishes) on behalf of former employees of Barnard and Burk, Inc. The plaintiffs, who allege exposure to asbestos during the course of their employment, were employees of Barnard and Burk, Inc. during a period covering the late 1950’s through the early 1980’s at facilities in Louisiana. In 1994, AMEC Engineering, Inc. assigned the trade name “Barnard and Burk” to RPM Engineering, Inc. along with selected assets. No liabilities were assumed by RPM. The Company’s wholly-owned subsidiary, ENGlobal Engineering, Inc., formerly known as Petrocon Engineering, Inc., acquired RPM (along with the “Barnard and Burk” trade name) in 1996 pursuant to a stock purchase agreement. Because Petrocon acquired only the “Barnard and Burk” trade name, and none of its liabilities, the Company is seeking to be extricated from the suits via summary judgment. The Company believes the lawsuits are without merit and intends to defend them vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

The Company’s common stock has been quoted on the American Stock Exchange (“AMEX”) since June 16, 2002, under the symbol “ENG.” From its initial listing on AMEX on June 16, 1998 to June 15, 2002, the Company’s stock was traded under the symbol “IDS.” Newspaper stock listings identify us as “ENGlobal.”

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	Year Ended December 31, 2003		Year Ended December 31, 2002
	High	Low	High	Low
First Quarter	1.980	1.000	0.920	0.600
Second Quarter	2.970	1.700	1.150	0.660
Third Quarter	3.800	2.240	0.970	0.760
Fourth Quarter	2.890	1.870	1.520	0.750

The foregoing figures, based on information published by AMEX, do not reflect retail mark-ups or markdowns and may not represent actual trades.

In connection with our December 2001 merger with Petrocon, we issued 2,500,000 shares of Series A Preferred Stock, $0.001 par value per share, to Equus II Incorporated. In 2002 and 2003, we issued dividends to Equus in the form of 88,000 shares and 146,833 shares of Series A Preferred Stock. Effective August 2003, the Company exercised its right to convert all outstanding Series A Preferred Stock to 1,149,089 shares of common stock.

As of February 28, 2004, approximately 233 stockholders of record held the Company’s common stock. This does not include individual participants in security position listings.

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company’s equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,257,168	(1)	$2.11	962,382
Equity compensation plans not approved by security holders	234,774	(2)	4.26	—

Total	1,491,942		$2.45	962,382

(1)

Includes options issued through our 1998 Incentive Plan. Also includes incentive options granted as replacement options for outstanding Petrocon incentive options pursuant to the terms of the December 2001 Merger Agreement with Petrocon. Effective with the Petrocon merger, 1,737,473 shares were placed in escrow by a group of significant Petrocon stockholders under the terms of an Option Escrow Agreement. Under this agreement, shares from the Option Escrow will replace shares issued by ENGlobal due to the exercise of converted Petrocon options and warrants. Thus, the Option Escrow Agreement has the effect of preventing future dilution to ENGlobal stockholders due to exercise of converted Petrocon options and warrants. The Option Escrow Agreement continues in effect until all existing replacement options and warrants have been exercised, terminated, or cancelled. During 2003, options to acquire 27,710 shares of common stock were exercised through the Option Escrow Agreement. For a brief description of the material features of the Plan, see Note 10 of the Notes to the Consolidated Financial Statements.

(2)	Includes non-qualified options granted as replacement options for outstanding Petrocon options pursuant to the terms of the Merger Agreement (see Note 10 to the Consolidated Financial Statements). These options are included in the Option Indemnification Agreement discussed in footnote (1).

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with Fleet Capital Corporation preclude us from paying any dividends on our common stock while any debt under those agreements is outstanding. The payment of dividends in the future will depend on numerous factors, including the Company’s earnings, capital requirements, operating and financial position and general business conditions.

Dividends on outstanding shares of Series A Preferred Stock were paid on the last day of May in 2002 and 2003 in shares of stock of Series A Preferred Stock at a rate of 0.08 shares for each outstanding share of Series A Preferred Stock. The Company elected to convert all shares of preferred stock to 1,149,089 shares of common stock in August 2003.

Item 6.    Selected Financial Data

Summary Selected Historical Consolidated Financial Data

The following tables set forth our selected financial data. The data for the years ended December 31, 2003, 2002, and 2001 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2001 and for the years ended December 31, 2000 and 1999 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part IV, Item 15, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this document. In addition, the merger with Petrocon in December 2001 should be considered in connection with your review of this information.

Note: Due to the sale of Thermaire, all items related to the previously reported manufacturing segment have been reclassified to discontinued operations in order to provide comparative results. Previously reported amounts will not agree to the amounts presented below except net income.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations:
Revenues:
Engineering	$108,380	$74,971	$14,235	$10,740	$5,978
Systems	15,339	14,151	3,575	2,815	3,109

Total revenues	123,719	89,122	17,810	13,555	9,087
Costs and expenses:
Cost of engineering	93,579	62,877	10,433	8,175	4,378
Cost of systems	13,167	11,840	3,107	2,156	2,459
Selling, general and administrative	12,439	10,632	2,836	2,679	1,984

Total costs and expenses	119,185	85,349	16,376	13,010	8,821

Operating income	4,534	3,773	1,434	545	266
Interest income (expense), net	(784)	(821)	14	49	44
Other income (expense), net	(355)	143	14	23	100

Income from continuing operations before provision for income taxes	3,395	3,095	1,462	617	410
Provision for income taxes	1,110	1,197	595	151	199

Income from operations	2,285	1,898	867	466	211
Income (loss) from discontinued operations, net of taxes	(154)	(146)	115	(85)	(53)
Gain (loss) on disposal of discontinued operations	26	—	—	—	(481)

Net income (loss)	$2,157	$1,752	$982	$381	$(323)

Per Share Data:
Basic earnings (loss) per share:
Continuing operations	$0.092	$0.073	$0.065	$0.036	$0.016
Discontinued operations	(0.005)	(0.006)	0.009	(0.007)	(0.041)
Net income (loss) per share	0.087	0.067	0.074	0.029	(0.025)
Weighted average common shares outstanding—Basic	23,301	22,861	13,236	12,965	13,056
Diluted earnings (loss) per share:
Continuing operations	$0.091	$0.073	$0.065	$0.036	$0.016
Discontinued operations	(0.005)	(0.006)	0.009	(0.007)	(0.041)
Net income (loss) per share	0.086	0.067	0.074	0.029	(0.025)
Weighted average common shares outstanding—Diluted	23,734	23,013	13,236	12,965	13,056

Cash Flow Data:
Operating activities, net	$6,557	$1,302	$744	$27	$94
Investing activities, net	(471)	(1,290)	5	(468)	(209)
Financing activities, net	(6,122)	(1,182)	253	19	(197)
Discontinued operations, net of tax	—	—	—	—	(250)

Net change in cash and cash equivalents	$(36)	$(1,170)	$1,002	$(422)	$(562)

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Balance Sheet Data
Working capital	$6,505	$8,416	$5,703	$3,217	$3,216
Property and equipment, net	4,302	4,779	4,095	460	240
Total assets	42,530	40,068	38,286	7,052	5,914
Long-term debt	8,129	13,323	13,489	21	—
Capital leases	20	24	32	—	—
Stockholders’ equity	18,175	13,389	11,846	4,159	3,975

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. Footnote 17 to the Financial Statements contains segment information.

Forward-Looking Statements

Certain information contained in this Form 10-K Annual Report, the Company’s Annual Report to Stockholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the SEC, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company’s future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and its management, identify forward-looking statements that could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Annual Report on Form 10-K.

Overview

We furnish engineering consulting and control system services to the petroleum refining, petrochemical, pipeline, production and processing industries. Our business consists of two segments: engineering and systems. Our engineering segment offers engineering consulting services to clients for the development, management and turnkey execution of engineering projects and inspection services. Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries.

In 2003, the engineering segment accounted for 87.6% of our total revenues for the year, and realized a $33.4 million increase in its revenues over fiscal year 2002. This increase in revenues is primarily attributable to a large co-generation project and a large cyclohexane project, both of which originated out of our Beaumont office. We expect to complete the cyclohexane project in the first quarter of 2004 and to continue working on the cogeneration project until 2005. Our engineering segment has been successful in obtaining major projects in the petroleum refining industry along the Texas Gulf Coast, and mid-continent area. However, we do not currently have any projects that would replace the cogeneration project when it is completed.

The systems segment contributed 12.4% of our total revenues for fiscal 2003, as its revenues improved $1.2 million from $14.2 million in 2002 to $15.3 million in 2003. This growth is attributable to large fixed-price sales of remote instrument enclosures to two clients. Although the revenues for this segment improved over 2002, the gross profit declined due to cost overruns on fixed-price projects and competitive market pressures on pricing.

We formerly operated a third segment, the manufacturing segment. Certain assets of this segment were sold in December 2003 and its financial results are reported in Discontinued Operations.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations and indicates percentage of total revenue for each item (in thousands). The manufacturing segment is in Discontinued Operations.

	Years ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Revenue:
Engineering	$108,380	87.6	$74,971	84.1	$14,235	79.9
Systems	15,339	12.4	14,151	15.9	3,575	20.1

Total revenue	123,719	100.0	89,122	100.0	17,810	100.0
Gross profit:
Engineering	14,801	13.7	12,095	16.1	3,802	26.7
Systems	2,172	14.2	2,311	16.3	468	13.1

Total gross profit	16,973	13.7	14,406	16.2	4,270	24.0
Income from continuing operations	2,285	1.8	1,898	2.1	867	4.9
Income (loss) on discontinued operations	(128)	(0.1)	(146)	(0.2)	115	(0.6)

Net income	$2,157	1.7	$1,752	2.0	$982	5.5

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total Revenue.    Total revenue increased by $34.6 million or 38.8% from revenues of $89.1 million in 2002 to $123.7 million in 2003. The revenue growth for 2003 compared to 2002 is primarily attributable to the engineering segment, which was awarded engineering, procurement, and construction (“EPC”) phases of major projects. The engineering segment realized an increase in its engineering revenues of $33.4 million primarily due to two large projects at the Beaumont location, a co-generation project and a cyclohexane project. These projects contributed revenues of more than $42.4 million during 2003, including materials and subcontractors’ revenues of $29.8 million. Usually the engineering segment’s revenues are derived from direct labor. Procurement activities contributed to a significant increase in revenues but at a lower mark-up on these EPC projects. The labor-based revenues for engineering were $73.9 million, $69.8 million, and $13.6 million in 2003, 2002, and 2001, respectively. By comparison, the procurement-based revenues were $34.5 million, $5.2 million, and $0.6 million in 2003, 2002, and 2001, respectively. Revenues generated from procurement activities are anticipated to be lower in 2004 than 2003 since the cyclohexane project is concluding in the first quarter of 2004. Gross profit margins are expected to increase as a percentage of revenues in 2004 because the profits on procurement activities are lower than profits on direct labor.

Performance in the other areas of the engineering segment was mixed. Significant growth occurred in the Tulsa area during 2003 with an increase in revenues of 84%, from $2.5 million in 2002 to $4.6 million in 2003. This growth was due to a concerted marketing effort to bring work to this location. The Houston area, which has traditionally serviced the pipeline industry, has had disappointing sales. The pipeline industry continues to be over leveraged, and capital expansions have been on hold for over two years while the industry focuses on debt reduction. The economy in the Baton Rouge area continued to be very disappointing during the early part of 2003, but improved in the fourth quarter. However, competition in this area resulted in lower margins. Revenues for 2003 decreased from 2002 by $5.1 million in the Baton Rouge area. Fortunately, the fourth quarter showed signs of improvement; Baton Rouge revenues improved 24% during the last quarter in 2003 as compared to the same quarter in 2002.

The systems segment’s revenues improved $1.1 million from $14.2 million in 2002 to $15.3 million in 2003. ESI’s revenues improved $2.1 million from $11.0 million in 2002 to $13.2 million in 2003. This growth was attributable to large fixed-price sales of remote instrument enclosures to two clients. Offsetting this increase was a decrease in revenues at ECP of $1.5 million. As of January 2004, ECP has physically moved into the Houston ESI location to help reduce its overhead expenses by sharing employees and reducing rent and utility costs. ETI, a previously dormant entity, which was reactivated in 2003, and Senftleber, a November 2003 acquisition, generated combined revenues of $0.6 million in 2003.

The manufacturing segment was discontinued when certain assets of Thermaire were sold in December 2003. Operational results of this segment are reflected in the caption “Income (loss) from discontinued operations.”

Gross Profit.    Gross profit for the Company increased by $2.6 million or 17.8% from $14.4 million in 2002 to $17.0 million in 2003. The margin as a percentage of revenue, however, decreased from 16.2% in 2002 to 13.7% in 2003. This decrease is primarily due to the increase in EPC types of projects worked in the engineering segment.

The gross profit for the engineering segment increased by $2.7 million or 22.4% from 2002 to 2003. The engineering segment’s 2003 gross profit as a percentage of revenue decreased from 16.1% in 2002 to 13.7% in 2003. EEI has many contracts pursuant to which ENGlobal employees are assigned to work at client facilities. These contracts are generally low-risk, with virtually no overhead, and therefore, low margin. Also, the engineering service segment, which normally functions as a source of professional labor, was awarded EPC jobs in 2003 and 2002 with large quantities of material and subcontract work. These jobs have traditionally had low mark-ups on the materials and subcontractors’ work, which deflates the Company’s margins. Engineering contributed 87.2% of the total gross profits in 2003. Despite its lower margins, the Company would like to obtain additional EPC contracts in 2004, but currently, no such projects are in the Company’s backlog.

The systems segment gross margin as a percentage of sales decreased from 16.3% in 2002 to 14.2% in 2003. The decline in gross profits was primarily due to cost overruns on fixed-price projects and competitive market pressures on contract pricing. The cost overruns occurred due to rapid growth in ESI’s revenues. Management has initiated stronger administrative and support services controls in response to the cost overruns.

The Company combined three employee medical insurance plans into one self-insured health plan at the beginning of 2003. Claim trends throughout the year were lower than expected levels based on past years’ experience. Adjustments to lower the insurance reserve were made in the third and fourth quarters totaling $1.6 million, which resulted in improved gross profits in both engineering and systems segment. The engineering segment received approximately 90% of the benefit, and the systems segment received approximately 10% of the benefit.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.8 million, or 17.0%, from $10.6 million in 2002 to $12.4 million in 2003 primarily due to the creation of a business development department, which substantially combined all the marketing activities of the engineering segment into one centralized group and added several new marketing representatives. We believe this centralized effort will result in better coordination of the Company’s marketing efforts.

Operating Profit.    Operating profit increased by $0.8 million or 20.1% from $3.8 million in 2002 to $4.5 million in 2003. However, operating profits decreased as a percentage of total revenue from 4.2% in 2002 to 3.7% in 2003. This decrease was the result of the overall higher revenues and lower profit margins.

In March 2004, the Company announced organizational changes intended to reduce overhead and enhance profitability. The Company eliminated four operational facilities and consolidated offices to improve efficiency. For example, ECP was moved into the same facility as ESI, effective January 2004, resulting in improved shop personnel utilization, reduction of duplicative overhead functions, and reduction of facility expenses. Additionally, senior management has been realigned to improve operational efficiencies and to better integrate the Company’s acquisitions into its operations.

Other Income (Expense).    Other income decreased from $143,000 to expense of $355,000 from 2002 to 2003, respectively. The expense in 2003 is the loss on the sale of the vacant building in Baton Rouge, as compared to the income in 2002, which resulted from a legal settlement.

Provision for Income Taxes.    The Company received a one-time tax benefit of approximately $138,000 in 2003 from the recapture of depreciation on segregated expenditures in Company owned buildings in Baton Rouge. The one-time tax benefit decreased the 2003 effective tax rate for income taxes from 39% in 2002 to 33%. The Company does not expect the benefit to recur in future tax periods.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total Revenue.    Total revenue increased by $71.3 million or 400% from $17.8 million in 2001 to $89.1 million in 2002. Revenue from the engineering segment, which comprised 84.1% and 79.9% of total revenue in 2002 and 2001, respectively, increased by $60.7 million or 427%. This increase was due to the Company’s merger with Petrocon (the engineering segment of which is referred to as “EEI”). Excluding the revenue from the merged company, the change in revenues was a decrease from $17.8 million in 2001 to $15.3 million in 2002. We believe that this decrease was primarily due to the depressed economics of our clients’ industries, which resulted in restraints on capital expenditures.

In 2002, the Beaumont office of EEI was awarded a large EPC contract with a significant client that generated over $5 million in revenue, net of $9 million in materials purchased as agent. Due to the depressed economy in other areas of the country, revenues in the Baton Rouge and Tulsa offices decreased from $5.8 million in 2001 to $0.8 million in 2002. Houston’s revenues also decreased from 2001 by $1.3 million as a result of poor economic conditions.

The systems segment contributed 15.9% of total revenues in 2002. Revenues increased from $3.6 million to $14.2 million in 2001 and 2002, respectively. The increase in sales was due to the acquisition of Petrocon Systems, Inc. (the systems segment of which is referred to as “ESI”). ESI contributed revenues of $11.2 million to total 2002 revenues. Without the merger, revenues would have decreased from $3.5 million to $3.0 million in 2001 and 2002, respectively. The decrease was due to the depressed market conditions in chargers and battery backup systems.

Gross Profit.    Gross profit increased by $10.1 million or 237% from $4.3 million in 2001 to $14.4 million in 2002. Gross profit from the pre-merger operations decreased in 2002 from 2001 due to the depressed markets as indicated by lower revenues. The Company decided to maintain key personnel rather than downsize at the risk of losing short-term profits. The merged operations contributed $12.4 million in gross profits. The overall margin as a percentage of revenue, however, decreased from 24.0% to 16.2% in 2001 and 2002. This decrease is primarily due to the shift in types of projects worked in the engineering services segment.

The gross profit for the engineering segment increased by $8.3 million or 218% from 2001 to 2002. The engineering’s 2002 gross profit as a percentage of revenue decreased from 26.7% to 16.1%. Many of the projects acquired in connection with the merger were client directed, whereby the employee works at the client site, under the supervision of the client. These jobs are generally low-risk, have virtually no overhead, and intense competition results in low margins. Engineering services contributed 84.0% of the total gross profits in 2002.

The systems segment gross margin as a percentage of sales increased from 13.1% in 2001 to 16.3% in 2002. This increase was attributable to the merger with Petrocon. ESI has higher profit, higher risk, fixed fee projects. ECP also experienced a write-off of inventory in 2001 that was not repeated in 2002, thereby increasing 2002 margins.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $7.8 million or 275% from $2.8 million in 2001 to $10.6 million in 2002. With the larger entity, expenses increased for several overhead departments, including executive, accounting, human resources, safety, information technology, and business development. Due to the increase in revenues, as a percentage of revenues, these expenses decreased by 4% from 15.9% to 11.9% in 2001 and 2002, respectively.

Interest Income (Expense).    The 2001 interest income of $14,000 resulted from interest on a receivable. In 2002, the interest expense resulted from an increase in the line of credit increase caused by the Petrocon merger.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility with Fleet Capital Corporation (“Fleet”). As of December 31, 2003, we had working capital of $6.5 million. Long-term debt outstanding on this same date was $8.1 million, reduced from $13.3 million as of December 31, 2002. Our long-term debt includes $5.6 million outstanding under our revolving credit facility with Fleet, and other long-term debt of $2.5 million. Under the terms and conditions of our revolving credit facility, as of December 31, 2003, we have additional borrowing capacity of approximately $4.7 million after consideration of borrowing base limitations. We are not subject to any other standby letters of credit, guarantees, repurchase obligations, or other commitments. We have no off-balance sheet arrangements.

The following table summarizes our contractual obligations as of December 31, 2003:

	Payments Due By Period
	(in thousands)
	2004	2005	2006	2007	2008 and thereafter	Total
Long-term debt	$623	$7,481	$25	$—	$—	$8,129
Capital leases	10	7	1	—	—	18
Operating leases	1,383	785	453	332	1,245	4,198

Total contractual cash obligations	$2,016	$8,273	$479	$332	$1,245	$12,345

Our revolving credit facility with Fleet is senior to all other debt and includes a line of credit that is limited to $15 million, subject to borrowing base restrictions. The line of credit is collateralized by eligible trade accounts receivable and substantially all of the other assets of the Company and its subsidiaries. Eligible trade accounts include any account arising in the ordinary course of ENGlobal’s or any of its subsidiaries’ business, which are due and unpaid no more than 90 days after the original invoice date. Our financial covenants under the senior credit facility are based on monthly senior debt to EBITDA, cumulative fixed charge ratio, and cost in excess of billings maximum amount. Negative covenants in the agreement require us to obtain Fleet’s written consent before making capital expenditures which in the aggregate exceed the 2003 limit of $1.2 million. The loan agreement also limits collateral eligibility on accounts arising out of fixed cost contracts to a total unpaid amount to $3.0 million and on performance accounts with respect to accrued time on cost reimbursable contracts to $5.0 million. The loan agreement places limits on concentration of accounts receivable balances of any one client. Our ability to borrow is effected if any client (except ExxonMobil) has 20% of the net amount of all eligible accounts. ExxonMobil’s concentration balance is limited to 30% of the net amount of all eligible accounts. The line of credit matures on June 14, 2005 at which time we intend to refinance with Fleet or another bank. The interest rate on the line of credit is one-quarter of one percent plus prime (4.25% at December 31, 2003), and the commitment fee on the unused line of credit is 0.375%.

Our credit facility with Fleet Capital Corporation requires that we report monthly to Fleet on the status of our compliance with our covenants. The breach of specific covenants, as well as other events, constitute an “Event of Default” under the terms of the agreement. Upon the occurrence and during the continuance of an Event of Default, all or any portion of the obligations under the agreement shall, at the option of Fleet, become due and payable. Also, while an Event of Default exists, the principal amount of all loans bears interest at a rate per annum equal to two percent above the current rate. The Company must meet all covenants through the maturity date of the credit facility. We believe that the Company will remain in compliance with all the loan covenants although no assurances can be given that we will be able to do so. The credit facility between Fleet and the Company was modified to increase the limit on 2003 capital expenditures to $1.2 million.

We also have three long-term notes, subordinate to the Fleet debt:

•	$2.3 million note to Equus II Incorporated bearing interest at 9.5% and maturing in 2005. The Equus debt was assumed as a result of the Petrocon merger. Principal amounts of $110,000 are paid quarterly with accrued interest.

•	$151,000 note to Petrocon Arabia Limited (“PAL”) bearing interest at 8% and maturing in June 2004. The principal on the PAL debt is paid in monthly installments of $25,000 and interest is paid annually.

•	$75,000 note to Petro-Chem paid in annual installments of $25,000 and maturing in 2006. The Petro-Chem note was issued as part of the acquisition of Petro-Chem.

In connection with our merger with Petrocon, we issued 2,500,000 shares of our Series A convertible preferred stock to Equus II Incorporated, entitling Equus to receive cumulative dividends at an annual rate of 8.0% payable in cash or in kind. Stock dividends of 88,000 shares of preferred stock were issued in 2002, and 146,833 shares were issued in 2003. In August 2003, the Company elected to convert all outstanding preferred stock held by Equus to 1,149,089 shares of common stock.

Cash Flow

Operating activities provided net cash totaling $6.6 million, $1.3 million, and $744,000 during fiscal years 2003, 2002, and 2001, respectively. Much of the increase in our cash flow from operating activities is attributable to the growth in our engineering segment.

Investing activities used cash totaling $471,000 in 2003, compared to $1.3 million in 2002; they provided $5,000 in 2001. In 2003, our investing activities consisted of capital additions of $1.1 million primarily for computers and leasehold improvements to our Beaumont office. We used $425,000 for the acquisitions of Senftleber and Petro-Chem. Partially offsetting these expenditures were cash proceeds from the sale of our building in Baton Rouge and from the sale of Thermaire.

Financing activities used cash totaling $6.1 million and $1.2 million, and provided cash of $253,000 during 2003, 2002, and 2001, respectively. Our primary financing mechanism is our revolving line of credit with Fleet. The line of credit has been used principally to finance accounts receivable. During 2003, our payments, net of borrowings, on the line of credit were $4.5 million, and we repaid an aggregate of $1.1 million on our long-term debt to Equus and PAL.

The merger with Petrocon in December 2001 was a $23.8 million non-cash purchase transaction made through the issuance of common and preferred stock and assumption of debt. Non-cash transactions include the issuance of stock dividends of $102,000 and $88,000 during 2003 and 2002, respectively. During 2003, our preferred stock was converted to common stock valued at $2,735,000. We also acquired insurance with notes payable of $1,085,000, $772,000, and $228,000 in 2003, 2002, and 2001, respectively.

We received tax refunds of $390,000 in 2002 from state authorities for franchise taxes related to prior years for the Petrocon companies. No such refunds were received in 2003.

The Company believes that it has available necessary cash for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices into accounts receivable, if such accounts are not collected within 90 days of the original invoice date, or if our project mix shifts from cost reimbursable to fixed cost contracts during significant periods of growth.

Our loan agreement places limits on our ability to borrow based on the concentration of sales to individual clients. The accounts receivable balance of any one customer (except ExxonMobil) may not exceed 20% of all net eligible accounts. ExxonMobil’s concentration balance is limited to 30% of all net eligible accounts. As of December 31, 2003, our additional borrowing capacity was reduced by $865,000 due to the concentration limit.

If losses occur, we may not be able to meet our monthly fixed charge ratio covenant under our credit facility with Fleet. In that event, if we are unable to obtain a waiver or amendment of the covenant, we may be unable to make further borrowings and may be required to repay all loans then outstanding under the credit facility.

We do not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

Asset Management

We typically sell our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $20.2 million from $16.0 million as of December 31, 2003 and 2002, respectively, primarily due to increased sales in the Beaumont area. Some of our contract terms specify a shortened five-day payment cycle. This has reduced the number of days outstanding for trade accounts receivable from 65 days at December 31, 2002 to 54 days at December 31, 2002. Bad debt expenses have been insignificant (approximately 0.2% of revenues and 0.2% of revenues in 2003 and 2002, respectively). We have increased our allowance for doubtful accounts from $282,000 to $376,000, or 1.7% and 1.8% of the trade accounts receivable balance for 2002 and 2003, respectively.

Related Party Transactions

ENGlobal Engineering leases office space from PEI Investments, a joint venture in which ENGlobal Engineering has a one-third interest, Michael L. Burrow (the Company’s CEO) has a one-third interest, and a stockholder who owns less than 1% of the Company’s common stock has a one-third interest. Rentals paid under the lease were $100,000 for each of 2003, 2002 and 2001. The lease expires in 2005. We believe that this lease is at a commercially reasonable rental rate.

Risk Management

In performing services for our clients, we could potentially be liable for breach of contract, personal injury, property damage, or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the concurrent negligence of the clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third-party property damage, professional errors and omissions, and workers compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

Holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for engineering services or capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each new year, which can depress results for the first quarter. Principally due to these factors, our revenues during the first and fourth quarters generally tend to be lower than in the second and third quarters.

Critical Accounting Policies

Revenue Recognition—Our revenues are largely composed of engineering service revenue and product sales. We recognize service revenue as soon as such services are performed and we recognize revenue from the sales of products upon shipment to the customer. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts), many of which have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract. These time and material billings are produced every two weeks.

On occasion, we serve as purchasing agent, procuring subcontractors, material, and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. In accordance with Statement of Position (“SOP”) 81-1, revenues and costs for these type purchases are not included in total revenues and costs. For financial reporting this “pass-through” type of transaction is reported net.

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

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed on fixed-fee contracts. The liability “billings in excess of costs and estimated profits on uncompleted contracts” represents amounts billed in excess of revenues recognized on fixed-fee contracts.

Use of Estimates—The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates. One example includes the estimates of uncollectability of our accounts receivable. Management specifically analyzes the accounts receivable balances, historical bad debts, customer credit-worthiness, and changes in our customers’ payment trends when evaluating the provisions for bad debts.

Goodwill—In conjunction with each acquisition, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, adjustments may be made to the original estimates within a short time subsequent to the acquisition. Goodwill is not amortized but instead is periodically assessed for impairment. The impairment testing entails estimating current market value of the segments, based on management’s estimate of market conditions including pricing, demand, competition, operating costs and other factors. Determining the fair value of assets and liabilities acquired involves professional judgment and is ultimately based on management’s assessment of the value of the assets acquired. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary significantly from estimated amounts. Consistent with SFAS 142, we have not amortized goodwill related to the merger with Petrocon, but instead tested the balance for impairment.

Litigation—We are subject to legal proceedings and claims that have arisen in the ordinary course of its business. Based on legal analysis and advice from our attorneys, allowances have been made for any litigation that management believes could have a material adverse effect on our financial condition or results of operations.

Principles of Consolidation—The consolidated financial statements include the accounts of ENGlobal and all wholly owned subsidiaries. ENGlobal owns 100% of all of its affiliates. All intercompany transactions and accounts are eliminated in the consolidation.

Recent Accounting Pronouncements

SFAS No. 150, issued in May 2003, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for the measurement and classification of such financial instruments. If the instrument has characteristics of liability, it is to be classified as a debt instrument. The effective date of the statement is June 15, 2003. We have adopted the statement; however, management does not believe the effect of adopting this statement will have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as “Special Purpose Entities” or “SPE’s”). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2003, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2003 and 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No 107. There are no investments at December 31, 2003. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

As of December 31, 2003 and 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

The Company has no market risk exposure in the areas of interest rate risk because there is no investment portfolio as of December 31, 2003. Currently, the Company does not engage in foreign currency hedging activities nor is the Company exposed to currency exchange rate fluctuation.

Item 8.    Financial Statements and Supplementary Data

The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2003 and 2002 and statements of income, cash flows, and stockholders’ equity for the three-year period ended December 31, 2003, are attached hereto and made part hereof.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

ENGlobal Corporation

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENGlobal Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP

Hein & Associates LLP

Houston, Texas

March 12, 2004

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

ASSETS	2003	2002
Current Assets:
Cash	$39,439	$75,095
Trade receivables, net	20,244,172	16,025,280
Prepaid expenses and other current assets	1,260,296	753,662
Cost and estimated earnings in excess of billings on uncompleted contracts	1,022,726	2,043,603
Deferred tax asset	477,000	461,000
Inventories	118,340	228,396

Total current assets	23,161,973	19,587,036
Property And Equipment, net	4,302,430	4,779,575
Net Assets of Discontinued Operations	860,728	1,756,475
Goodwill	13,752,564	13,209,378
Deferred Tax Asset	—	402,000
Other Assets	452,695	333,552

Total assets	$42,530,390	$40,068,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,821,030	$3,880,021
Accrued compensation and benefits	4,302,136	3,898,413
Notes payable	771,225	485,850
Current portion of long-term debt	623,230	743,039
Billings and estimated earnings in excess of costs on uncompleted contracts	374,339	811,845
Federal income taxes payable	103,609	319,228
Dividends payable	—	120,773
Other liabilities	661,699	911,607

Total current liabilities	16,657,268	11,170,776
Net Liabilities of Discontinued Operation	24,164	324,055
Long-term Debt, Net of Current Portion	7,506,062	12,579,702
Long-term leases, Net of Current Portion	12,042	16,702
Deferred Tax liability	156,000	—

Total liabilities	24,355,536	24,091,235

Commitments And Contingencies (Notes 8, 9, 10 and 18)

Redeemable Preferred Stock:
Series A redeemable convertible preferred stock: 2,265,167 shares and 5,000,000 shares authorized 2003 and 2002, respectively ; 0 (at 2003) and 2,588,000 (at 2002) issued and outstanding; stated at redemption value, $1.00 per share	—	2,588,000
Stockholders’ Equity:
Common stock; $0.001 par value; 75,000,000 shares authorized; 24,034,288 and 22,861,199 shares issued and outstanding at December 31, 2003 and 2002, respectively	24,034	22,862
Paid-in capital	12,094,382	9,335,471
Retained earnings	6,056,438	4,030,448

Total stockholders’ equity	18,174,854	13,388,781

Total liabilities and stockholders’ equity	$42,530,390	$40,068,016

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
Operating Revenues:
Engineering	$108,380,100	$74,971,506	$14,235,042
Systems	15,339,002	14,151,089	3,574,591

Total revenue	123,719,102	89,122,595	17,809,633
Direct Costs:
Engineering	93,578,716	62,876,626	10,432,512
Systems	13,166,811	11,839,820	3,107,085

Total direct costs	106,745,527	74,716,446	13,539,597

Gross Profit	16,973,575	14,406,149	4,270,036
Selling, General, and Administrative Expenses	12,439,408	10,632,357	2,835,769

Operating Income	4,534,167	3,773,792	1,434,267
Interest expense	(784,227)	(820,976)	13,516
Other income and expenses	(355,174)	142,559	13,695

Income from Continuing Operations Before Provisions for Income Taxes	3,394,766	3,095,375	1,461,478
Provision for Income Taxes	1,109,496	1,197,067	594,695

Income from Continuing Operations	2,285,269	1,898,308	866,783
Loss from Discontinued Operations:
Income/(loss) from operations of discontinued segment, net of tax ($75,066, $92,373 benefit and $78,934 expense, respectively)	(154,615)	(146,485)	115,049
Gain from sale of discontinued segment, net of tax of ($12,834)	26,434	—	—

Net Income	2,157,088	1,751,823	981,832
Preferred Dividends	131,100	208,992	—

Net Income Available for Common Stock	$2,025,988	$1,542,831	$981,832

Basic Earnings per Share from Continuing Operations	$0.092	$0.073	$0.065
Basic Earnings per Share from Discontinued Operations	$(0.005)	$(0.006)	$0.009
Basic Earnings per Share from Net Income Available to Common Stock	$0.087	$0.067	$0.074
Weighted Average Common Shares Outstanding for Basic	23,300,600	22,861,199	13,236,049
Diluted Earnings per Share from Continued Operations	0.091	0.073	0.065
Diluted Earnings per Share from Discontinued Operations	(0.005)	(0.006)	0.009
Diluted Earnings per Share from Income Available to Common Stock	0.086	0.067	0.074
Weighted Average Common Shares Outstanding for Diluted	23,733,807	23,013,016	13,236,049

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-In Capital	Retained Earnings	Note Receivable Shareholder	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2001	12,964,918	$12,965	$2,640,154	$1,702,285	$(196,500)	$4,158,904
Acquisition: Issued stock for purchase of Petrocon Engineering, Inc. net of registration costs	9,800,000	9,800	6,627,054	—	—	6,636,854
Acquisition: Issued stock for investment advisor and 8% preferred stock issued to Equus for forgiveness of debt	96,281	97	68,263			68,360
Forgiveness of Note Receivable—Stockholder for purchase option to acquire Company stock	—	—	—	(196,500)	196,500	—
Net income	—	—	—	981,832	—	981,832

Balances, December 31, 2001	22,861,199	22,862	9,335,471	2,487,617	—	11,845,950
Preferred stock dividends				(208,992)		(208,992)
Net income	—	—	—	1,751,823	—	1,751,823

Balances, December 31, 2002	22,861,199	22,862	9,335,471	4,030,448	—	13,388,781
Preferred stock dividend				(131,099)		(131,099)
Conversion of preferred stock 2.38 preferred shares to each common share	1,149,089	1,148	2,733,685			2,734,833
Exercise of stock options	24,000	24	25,226			25,250
Net income	—	—	—	2,157,088	—	2,157,088

Balances, December 31, 2003	24,034,288	$24,034	$12,094,382	$6,056,438	$—	$18,174,854

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$2,157,088	$1,751,823	$981,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	824,476	712,991	172,926
Deferred income tax expense	542,000	437,000	319,154
Gain on sale of investments	—	—	(64,223)
Loss on disposal of property, plant and equipment	312,307	—	—
Changes in current assets and liabilities, net of acquisitions:
Trade receivables	(3,947,817)	(1,117,211)	(1,010,414)
Inventory	110,056	462,652	174,292
Costs and estimated earnings in excess of billings	1,020,877	(1,313,096)	71,472
Prepaid expenses and other assets	372,419	251,530	495,286
Accounts payable	5,695,662	(1,265,601)	(533,121)
Accrued compensation and benefits	403,724	1,198,724	—
Billings in excess of costs and estimated earnings	(437,506)	34,133	—
Other liabilities	(280,166)	(169,822)	240,656
Income taxes receivable (payable)	(215,619)	319,228	(104,151)

Net cash provided by operating activities	6,557,501	1,302,351	743,709

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,146,351)	(423,344)	(459,068)
Software upgrade	—	(909,627)	—
Proceeds from sale of Baton Rouge building	554,866	42,523	—
Acquisition of Senftleber	(399,900)	—	—
Acquisition of Petro-Chem	(25,000)	—	—
Redemption of bonds	—	—	464,223
Proceeds from Sale of Thermaire	545,198	—	—

Net cash provided by (used in) investing activities	(471,187)	(1,290,448)	5,155

Cash Flows from Financing Activities:
Borrowings on line of credit	127,650,133	111,764,457	1,114,300
Payments on line of credit	(132,178,422)	(110,574,665)	(361,617)
Exercise of options to common stock	25,250	—	—
Short-term borrowings (repayments)	(484,023)	(684,626)	—
Preferred dividends accrual	—	(120,773)	—
Capital lease repayments	(4,365)	(50,661)	(40,514)
Long-term debt repayments	(1,130,544)	(1,515,447)	(458,718)

Net cash provided by (used in) financing activities	(6,121,970)	(1,181,715)	253,451

Net Change in Cash and Cash Equivalents	(35,656)	(1,169,812)	1,002,315
Cash and Cash Equivalents, at Beginning of Year	75,095	1,244,907	242,592

Cash and Cash Equivalents, at End of Year	$39,439	$75,095	$1,244,907

Non-Cash Transactions:
Acquisition of Petrocon with issuance of common and preferred stock and assumption of debt	$—	$—	$23,805,675
Stock issued for preferred dividend	146,833	88,000	—
Insurance acquired with notes payable	1,085,363	771,502	228,254
Property and equipment acquired under capital lease	—	—	53,393
Conversion of preferred stock to common stock	2,734,834	—	—
Supplemental Cash Flow Information
Cash paid during the year for—
Interest	771,793	744,103	83,213
State and federal income taxes	734,615	486,697	263,780
Dividend payment	105,040	—	—
Refunds from state franchise taxes	—	389,714	—

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background and Basis of Presentation

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our Company consolidates all of its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in the consolidation.

Organization—Brief descriptions of the active companies included in the consolidated group follow:

ENGlobal Corporation (“ENGlobal”)—a Nevada holding company.

ENGlobal Corporate Services, Inc. (“ECS”)—provides the corporate oversight function.

ENGlobal Engineering, Inc. (“EEI”)—provides general engineering for industrial customers primarily along the Texas Gulf Coast and Oklahoma with specialties in the areas of distributive control systems, power distribution, process design and process safety management.

ENGlobal Construction Resources, Inc. (“ECR”)—provides technical and inspection personnel within client facilities for the petrochemical industry.

RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc. (“RPM”)—provides engineering services in southeast Louisiana.

ENGlobal Systems, Inc. (“ESI”)—provides design, fabrication, installation, start-up, checkout and maintenance of specialized systems such as programmable logic controller (PLC) systems integration, supervisory controls and data acquisition (SCADA) and triple modular redundancy (TMR) systems, distribution control system (DCS), and analyzer systems.

ENGlobal Constant Power, Inc. (“ECP”)—fabricates industrial grade uninterruptible electrical power systems, battery chargers and microprocessor systems for service in the high-end industrial market.

ENGlobal Technologies, Inc. (“ETI”)—reactivated in January 2003; provides advanced automation controls such as software analyzers and intelligent optimization software for the power and processing industries.

Senftleber & Associates, L.P. (“Senftleber”)—provides pipeline support and consulting along the Gulf Coast.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents—Cash and cash equivalents include cash in bank at December 31, 2003. The Company’s banking system provides for daily replenishment of major bank accounts for check-clearing requirements. Accordingly, there were negative book balances of $0.9 million on December 31, 2003 and $1.4 million on December 31, 2002. Such balances result from outstanding checks that have not yet been paid by the bank and are reclassified to accounts payable in the accompanying consolidated balance sheets. The Company has no cash equivalents at December 31, 2003 or 2002.

Inventories—Inventories are composed primarily of raw materials and component parts (enclosures, electronics, PC boards and wire) and are carried at the lower of cost or market value, with cost determined on the first-in, first-out (“FIFO”) method of accounting.

Revenue Recognition—The Company’s revenues are composed of engineering service revenue and product sales. The Company recognizes service revenue as soon as such services are performed and product sales upon shipment to the customer. The majority of the Company’s services are provided through cost-plus contracts.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On occasion, the Company, serving as purchasing agent on behalf of the client, procures material and equipment whereby the cost is reimbursed by the client with no mark-up or profit. In accordance with Statement of Position (SOP) 81-1, revenues and costs for these type purchases are not included in total revenues and costs. For financial reporting this “pass-through” type of transaction is reported net. During 2003 and 2002, pass-through transactions totaled $5.6 million and $9.5 million, respectively.

Profits and losses on fixed-fee contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage-of-contract costs incurred to date relative to estimated total contract costs. Contract costs include total labor material, subcontractors, and supplies. Anticipated losses on uncompleted construction contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed on fixed-fee contracts. The liability “billings in excess of costs and estimated profits on uncompleted contracts” represents amounts billed in excess of revenues recognized on fixed-fee contracts.

Property and Equipment—All property and equipment is stated at cost, adjusted for accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the related assets. The useful life is estimated to be three years for computers and autos, five years for software, furniture and fixtures, 10 years for machinery and equipment, and 39 years for buildings. Leasehold improvements are amortized over the term of the related lease.

Goodwill—In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. The Company tested goodwill for impairment at December 31, 2002 and 2003 resulting in no impairment of goodwill.

Prior to adoption of SFAS 142, the Company recorded $16,000 of amortization expense related to goodwill during the year ended December 31, 2001. As a result of adopting SFAS 142, the Company did not recognize any goodwill amortization during the year ended December 31, 2003 and 2002.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles previously reported net income and earnings per share as if the provisions of SFAS 142 were in effect in 2001.

	2003	2002	2001
Reported net income	$2,157,088	$1,751,823	$981,832
Add back goodwill amortization	—	—	16,200

Adjusted net income	$2,157,088	$1,751,823	$998,032
Earnings per Share:
Basic—as reported	$0.087	$0.068	$0.074
Basic—pro forma	0.087	0.068	0.075
Diluted—as reported	0.086	0.068	0.074
Diluted—pro forma	0.086	0.068	0.075

The Petro-Chem acquisition resulted in an increase of $115,000 in goodwill. The Senftleber acquisition resulted in an increase of $428,000 in goodwill. With the sale of Thermaire, an adjustment to write off $2,000 in goodwill was made.

Long-lived Assets—The Company reviews long-lived assets and certain identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

Software Development Costs—Under the provisions of SOP-98-1 ENGlobal capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and when management authorizes funding for the project which is deemed probable of completion. Costs include 1) external direct costs of materials and services incurred in obtaining and developing the software, and 2) payroll and payroll related costs for employees who are directly associated with and devote time to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. At that time, the costs are reclassified to fixed assets. The accounting system upgrade was completed at the end of 2002 and depreciation began in January 2003.

Dispositions—Assets Held for Sale and Discontinued Operations—In management’s ongoing strategic efforts to increase the Company’s focus on core engineering consulting services, the Company sold its Thermaire manufacturing operations. During 2001, ENGlobal decided to seek a buyer for Thermaire, the only company in the manufacturing segment. Thermaire manufactured air-handling equipment for commercial heating, ventilation, and cooling systems. The sale benefits the Company by improving its strategic focus on engineering services and systems.

Effective November 2001, the Board of Directors authorized the sale of Thermaire. A significant portion of Thermaire’s assets was sold to Nailor Industries on December 15, 2003. This business has been included in “Discontinued operations” and the assets and liabilities have been separately identified on the Balance Sheet for all periods presented. The sales from discontinued operations for the years ended December 31, 2003, 2002 and 2001 were $2.0 million, $2.4 million, and $4.2 million, respectively. These sales were excluded from revenues from continuing operations reported on the income statement. Thermaire experienced pre-tax losses during 2003 and 2002 of $230,000 and $239,000, respectively, and pre-tax income of $194,000 in 2001. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded book value.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major classes of assets and liabilities “held for sale” included in the Consolidated Balance Sheets as of December 31 are as follows (in thousands):

	2003	2002
Assets
Accounts receivable, net	$183	$466
Inventories	—	303
Other current assets	—	6
Goodwill	—	2
Property, plant and equipment, net, held for sale	678	979

Total assets “held for sale”	$861	$1,756

Liabilities
Accounts Payable	$2	$160
Other current liabilities	22	77
Long-term leases	—	87

Total liabilities associated with assets “held for sale”	$24	$324

Income Taxes—The Company accounts for deferred income taxes in accordance with the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement and tax bases of its existing assets and liabilities. The provision for income taxes represents the current tax payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.

Stock Based Compensation—The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has elected to record compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, which calculates compensation as the difference between an option’s exercise price and the current price of the underlying stock. (For equity instruments issued to employees, see Note 10 that contains required pro forma disclosure of the impact of adopting SFAS No. 123)

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share—Basic earnings per share was computed as follows:

Reconciliation of Earnings per share calculation

	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	2,285,269	2,285,269	1,898,308	1,898,308	866,783	866,783
Preferred dividends	131,100	131,100	208,992	208,992	—	—

Income available to common stockholders from continuing operations	2,154,169	2,154,169	1,689,316	1,689,316	866,783	866,783
Income (loss) from discontinued operations	(128,181)	(128,181)	(146,485)	(146,485)	115,049	115,049

Net income available to common shareholders	2,025,988	2,025,988	1,542,831	1,542,831	981,832	981,832
Weighted average number of shares outstanding for basic	23,300,600		22,861,199		13,236,049
Weighted average number of shares outstanding for diluted		23,733,807		23,013,016		13,236,049
Income (loss) per share available from common stock:
Income from continuing operations	0.092	0.091	0.073	0.073	0.065	0.065
Income (loss) from discontinued operations	(0.005)	(0.005)	(0.006)	(0.006)	0.009	0.009
Income available to common stock	0.087	0.086	0.067	0.067	0.074	0.074

Diluted earnings per share are computed including the impact of all potentially dilutive securities. Potentially dilutive securities that have not been included in the computation of earnings per share include 560,031 options exercisable from $2.32 to $6.24, issued from 1995 through 2003. These options were not included because the exercise prices were greater than the market price of the common shares and, therefore, the effect would be anti-dilutive. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Common stock issued, beginning of year	22,861,199	22,861,199	12,964,918
Weighted average common stock issued	439,401	—	271,131

Shares used in computing basic earnings per share	22,300,600	22,861,199	13,236,049
Assumed conversion of dilutive stock options	1,433,207	151,817	—

Shares used in computing diluted earnings per share	23,733,807	23,013,016	13,236,049

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.

Fair Value of Financial Instruments—The fair value of financial instruments, primarily accounts receivable, notes receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income—Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities. The Company’s comprehensive income is equal to its net income for all periods presented in these financial statements.

Reclassifications—Amounts in prior years’ financial statements are reclassified as necessary to conform to the current year’s presentation. Such reclassifications had no effect on net income.

3.    Recent Accounting Pronouncements

SFAS No. 150, issued in May 2003, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for the measurement and classification of such financial instruments. If the instrument has characteristics of liability, it is to be classified as a debt instrument. The effective date of the statement is June 15, 2003. Adoption of this statement had no impact on the Company.

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2003, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

4.    Property and Equipment

Property and equipment consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Land	$202	$500
Building	1,357	1,952
Computer equipment and software	2,855	1,610
Shop equipment	362	336
Furniture and fixtures	121	92
Building and leasehold improvements	671	191
Autos and trucks	79	75

	5,647	4,756
Accumulated depreciation and amortization	(1,642)	(887)

	4,005	3,869
Software upgrade in process	297	910

Property and equipment, net	$4,302	$4,779

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $781,000, $601,000, and $157,000 in 2003, 2002 and 2001, respectively.

The Company owned an office building in Baton Rouge, which was vacant. The Company sold the building in September 2003 resulting in cash proceeds of $555,000 and a loss of $312,000. The Company used the proceeds from the sale of the building to reduce long-term debt.

The office and manufacturing facility owned by Thermaire has been reclassified to Assets of Discontinued Operations for 2003 and 2002. (See Note 16)

5.    Detail of Certain Balance Sheet Accounts

The components of trade receivables as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Amounts billed at December 31	$14,133	$13,498
Amounts billable at December 31, billed January of the following year	6,093	2,617
Retainage	394	192
Less—Allowance for uncollectible accounts	(376)	(282)

Trade receivables, net	$20,244	$16,025

The components of other liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Reserve for known contingencies (Note 18)	478	715
Accrued interest	48	75
State taxes	39	15
Other	97	107

Other liabilities	$662	$912

During 2001, ENGlobal decided to seek a buyer for Thermaire, the only company in the manufacturing segment, which manufactured air-handling equipment for commercial heating, ventilation, and cooling systems. On December 15, 2003, the sale of certain assets to Nailor Industries was completed.

6.    Fixed-Fee Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Costs incurred on uncompleted contracts	$14,333	$18,629
Estimated earnings on uncompleted contracts	1,862	3,096

Earned revenues	16,195	21,725
Less billings to date	(15,546)	(20,493)

Net cost and estimated earnings in excess of billings on uncompleted contracts	$649	$1,232

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,023	$2,044
Billings in excess of costs and estimated earnings on uncompleted contracts	(374)	(812)

Net cost and estimated earnings in excess of billings uncompleted contracts	$649	$1,232

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Line of Credit and Debt

ENGlobal has a financing arrangement with Fleet Capital Corporation in the form of a credit facility that includes a line of credit limited to $15.0 million, subject to borrowing base restrictions. The credit facility is senior to all other debt and is collateralized by substantially all the assets of the Company. At December 31, 2003, $5.6 million was outstanding on the line of credit. The line of credit matures on June 14, 2005. The interest rate on the line of credit is one quarter of one percent plus prime (4.25 percent at December 31, 2003), and the commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of December 31, 2003, were $4.7 million after consideration of the borrowing base limitations. The Company’s credit facility contains covenants that require the maintenance of certain ratios, including cumulative fixed charge coverage and specified levels of certain other items. Amounts outstanding under this line of credit are carried in long-term liabilities in the accompanying consolidated balance sheet due to the maturity date extending into 2005.

Long-term debt consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Fleet—Line of credit, prime plus 0.25% (4.25% at December 31, 2003), maturing in 2005	$5,556	$10,084
The following notes are subordinate to the Fleet credit facility and are unsecured:

Equus—Note payable, interest at 9.5%, principal and interest due quarterly in installments of $110,000, maturing through 2005	2,340	2,780
Petrocon Arabia Limited—Note payable, interest at 8%, principal due in monthly payments of $25,000 and interest due annually, maturing in June 2004	151	451
Petro-Chem—Note payable, principal due in annual installments of $25,000, maturing in 2006	75	—
Miscellaneous	7	8

Total long-term debt	8,129	13,323
Less—current maturities	(623)	(743)

Long-term debt, net of current portion	$7,506	$12,580

Maturities of long-term debt as of December 31, 2003, are as follows (in thousands):

Years Ending December 31,
2004	623
2005	7,481
2006	25

Total long-term debt	$8,129

Current notes payable include a note which finances commercial insurance on a short-term basis, with a balance of $721,000 and $485,000 as of December 31, 2003 and 2002, respectively. The notes which bear interest at 7.25%, and are payable in monthly installments of principal and interest totaling $108,000 through July 24, 2004. Also, notes to Mrs. Senftleber and the Senftleber Family Trust for the acquisition of Senftleber & Associates, L.P. have a balance of $50,000 at December 31, 2003 and mature in October 2004.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Operating Leases

The Company leases equipment and office space under long-term operating lease agreements.

The future minimum rental payments on operating leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2003 follows (in thousands):

Years Ending December 31,	Operating
2004	$1,383
2005	785
2006	453
2007	332
2008	1,245

Total minimum lease payments	$4,198

Rental expense for all operating leases, including those with terms less than one year, amounted to approximately $1.4 million, $1.3 million and $364,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

9.    Profit Sharing Plan

The Company consolidated two 401(k) profit sharing plans at the end of 2003 covering substantially all employees. For eligible employees, the Company makes mandatory matching contributions equal to 50% of employee contributions up to 4% of employee compensation, as defined. Other discretionary contributions made by the Company are determined by the Board of Directors. The employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions of approximately $144,000, $172,000, and $194,000, respectively, for the years ended December 31, 2003, 2002, and 2001.

10.    Stock Option Plan

The Company has an incentive plan that provides for the issuance of options to acquire up to 2,200,000 shares of common stock. The incentive plan (“Option Plan”) provides for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. No compensation cost has been recognized for grants under the Option Plan because the exercise price of the options granted to employees equals or exceeds the market price of the stock on the date of the grants. Had the method prescribed by SFAS No. 123 been applied, the Company’s December 31, 2003 and 2002, net income available to common stockholders would have been changed to the pro forma amount indicated below:

	2003	2002	2001
Net income available to common stock—as reported	$2,025,988	$1,542,831	$981,832
Compensation expenses if the fair value method had been applied to the grants	64,492	233,361	27,091

Net income available to common stock—pro forma	$1,961,496	$1,309,470	$954,741

Net income per share—as reported
Basic	0.087	0.067	0.074
Diluted	0.086	0.067	0.074
Net income available per share—pro forma
Basic	0.084	0.057	0.072
Diluted	0.083	0.057	0.072

Effective with the Petrocon merger, a group of significant stockholders placed 1,737,473 shares of common stock in escrow under an Option Escrow Agreement. Under the terms of this agreement, shares issued by

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ENGlobal, upon exercise of converted Petrocon options, will be replaced by shares from the escrow account. The Option Escrow Agreement has the effect of preventing dilution to the original ENGlobal stockholders upon the exercise of converted Petrocon options. The Option Escrow Agreement stays in effect until all existing options have been exercised, terminated, or cancelled. During 2003, 27,710 converted Petrocon options were exercised using shares from the Option Escrow Pool.

The Company applies the intrinsic value method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001: dividend yield of 0%, expected volatility of 93%, 93%, and 94%, risk-free interest rates of 5%, and expected lives of two years.

Each option granted in 2003 has an exercise price of $1.87 or $2.32 per share, and vests over 12 months. The Petrocon converted options granted in 2001 effective with the Merger have exercise prices ranging from $0.96 to $6.24. Other options have exercise prices of $1.00 and $1.25 per share. The maximum term of the options is ten years. Substantially all of the options were granted at the market price of the stock.

The following table summarizes stock option activity for the periods indicated:

	Options at Exercise Prices
	$0.96-1.25	$4.26	$6.24	Total
Outstanding, January 1, 2001	226,000	—	—	226,000
Granted	10,000	—	—	10,000
Granted in connection with a merger	733,030	129,082	202,131	1,064,243
Canceled or expired	(27,500)	—	—	(27,500)
Exercised	—	—	—	—

Outstanding, December 31, 2001	941,530	129,082	202,131	1,272,743
Granted	20,000	—	—	20,000
Canceled or expired	(35,000)	(2,085)	(729)	(37,814)
Exercised	—	—	—	—

Outstanding, December 31, 2002	926,530	126,997	201,402	1,254,929
Granted	120,000	—	—	120,000
Canceled or expired	(2,909)	(63,142)	—	(66,051)
Exercised	(51,710)	—	—	(51,710)

Outstanding, December 31, 2003	991,911	63,855	201,402	1,257,168

Exercisable at December 31, 2003	918,285	63,855	153,291	1,135,431

Available for grant at December 31, 2003				822,257

Weighted-average fair value of options at grant date, granted in 2003				$2.10

Weighted-average fair value of options, granted in 2001 and 2002				$2.34

Weighted-average exercise price all outstanding options at December 31, 2003				$2.11

Weighted-average remaining vesting life of all options outstanding at December 31, 2003				3.27 yrs

The summary above does not include 234,774 non-qualified options issued at the time of the Merger to replace existing options issued by Petrocon in consideration for services. Such options have an exercise price of $4.26 per share and expire in September 2006.

Replacement warrants of 305,102 (not included in the table above) with an exercise price of $6.24 expired in October 2003.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Related-Party Transactions

ENGlobal Engineering leases office space from PEI Investments, a joint venture in which ENGlobal Engineering has a one-third interest, Michael L. Burrow (the Company’s CEO) has a one-third interest, and a stockholder who owns less than 1% of the Company’s common stock has a one-third interest. Rentals paid under these leases were $100,000 for 2003, 2002 and 2001. The lease expires in 2005.

12.    Concentration of Credit Risk and Major Customers

The Company provides engineering and fabricated systems and services primarily to major integrated oil and gas companies throughout the world. It also fabricates power systems and battery chargers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Management reviews all trade receivable balances that exceed 30 days past due and based on its assessment of current credit worthiness, estimate what portion, if any seems doubtful for collection. A valuation allowance that reflects management’s best estimate of the amounts that will not be collected is established.

Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required.

For the years ended December 31, 2003, 2002, and 2001, the Company had sales in the engineering segment totaling approximately $45.2 million, $30.6 million, and $5.4 million attributable to a single customer. During 2003, sales to one major customer represented over 36% of total sales. During 2002 and 2001, a single customer represented approximately 30% and 25% of total sales, respectively. At December 31, 2003, the Company had amounts due from one customer totaling $5.1 million; no other customer exceeded 10% of trade receivables at that date. At December 31, 2002, three customers had amounts in excess of 10% of trade receivables, totaling $1.6 million. Due to the limits imposed by our loan agreement on concentration of receivables with a single client, our available borrowings under the line of credit were reduced by $865,000 at December 31, 2003.

13.    Redeemable Preferred Stock

ENGlobal has a class of preferred stock with 5,000,000 shares originally authorized for issuance. The Company issued to Equus 2,500,000 shares of preferred stock in 2001 and stock dividends totaling 88,000 shares in 2002 and 146,833 shares in 2003. Par value for the preferred stock was $0.001 with a fair value of $1.00 per share. The preferred shares outstanding were converted into 1,149,089 shares of common stock in August 2003. Following the conversion, the Company reduced the authorized shares of preferred stock to 2,265,167.

14.    Federal Income Taxes

The components of income tax expense (benefit) from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$536	$800	$120
State	30	(40)	135

	566	760	255
Deferred	543	437	319

Tax provision	$1,109	$1,197	$574

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax asset (liability) consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Deferred tax asset:
Allowance for doubtful accounts	$128	$96
Net operating loss from prior ownership change	135	535
Accruals not yet deductible for tax purposes	349	365

Net deferred tax assets	612	996
Deferred tax liabilities—
Depreciation	(291)	(133)

Deferred tax asset, net	$321	$863

During the year ended December 31, 2002, the Company resolved certain issues related to a net operating loss carryforward (“NOL”). Upon such resolution, the Company recorded a purchase price adjustment from goodwill to a deferred tax asset totaling approximately $1.3 million and decreased the valuation allowance accordingly.

The following is a reconciliation of expected to actual income tax expense from continuing operations (in thousands):

	2003	2002	2001
Federal income tax expense at 34%	$1,154	$1,052	$497
State and foreign taxes, net of tax effect	2	(26)	—
Nondeductible expenses	31	15	28
Other	(78)	156	70

	$1,109	1,197	$595

The Company has a net operating loss carryforward of approximately $1,000,000 utilized in the calculation of tax expense for 2003 and 2002. The Company has an additional net operating loss carryforward of approximately $500,000 that is subject to limitations on utilization due to prior ownership changes.

15.    Acquisitions

The Company has a near-term strategy to develop breadth and depth within the organization through acquisitions. In December 2001, ENGlobal acquired Petrocon Engineering, Inc., a privately held Texas corporation. The consummation of the merger was accounted for as a purchase transaction for accounting purposes with an effective date of December 31, 2001. Accordingly, the results of operations including the newly acquired company are included in the consolidated statement of income for the years ended December 31, 2003 and 2002.

Two acquisitions were completed in 2003, Senftleber & Associates, L.P. and Petro-Chem Engineering, Inc. Through the Petro-Chem transaction, selected assets were acquired expanding the Company’s presence in Freeport, Texas and surrounding area. Senftleber, a limited partnership, provides support in the pipeline industry in Houston. The new Freeport operations began in June as a part of EEI. The Senftleber acquisition occurred in November. Senftleber is a subsidiary of ETI.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisitions had an aggregate cost of $425,000. There is no earnout provision in either transaction. Goodwill was created with both transactions: $115,000 for Petro-Chem and $428,000 for Senftleber. The Senftleber goodwill will be deductible for tax purposes. Since these acquisitions are accounted for as a purchase transaction, the accounting is prospective and the operations are combined as of the date of the purchase.

The unaudited pro forma combined historical results, as if the acquisitions had taken place at the beginning of the fiscal 2003, 2002, and 2001, respectively are estimated to be:

	2003	2002
Net sales as reported	$123,719	$89,123
Pro forma sales of acquired companies	2,967	6,092

Pro forma net sales	126,686	95,215

Net income as reported	2,157	1,751
Pro forma income of acquired companies	211	493

	2,367	2,244

Basic per share data as reported	0.087	0.067
Pro forma per share data of acquired companies	0.009	0.022
Pro forma basic per share data	0.096	0.089

Diluted per share data as reported	0.086	0.067
Pro forma per share data of acquired companies	0.009	0.021
Pro forma diluted per share data	0.095	0.088

16.    Sale of Thermaire

The Company completed its sale of assets of its subsidiary, Thermaire, Inc., d/b/a Thermal Corporation, the only company in the manufacturing segment, to a medium-sized HVAC equipment manufacturer in December 2003. The disposition had been actively pursued since November 2001 in order to permit the Company to strategically focus on its core operations. This discontinued segment has reported losses from operations of $154,000 and $146,000 in 2003 and 2002, respectively, and income of $115,000 in 2001. The sale resulted in the receipt of $545,000 in cash and a $26,000 gain, net of tax. The proceeds were used to reduce long-term debt. The 37,000 square foot office and manufacturing facility owned by Thermaire was not included in the transaction and has been separately listed for sale.

17.    Segment Information

With the sale of the manufacturing segment, the Company now operates in two business segments: engineering and systems. The engineering segment provides services primarily to major integrated oil and gas companies. The systems segment operates primarily full-service systems/controls engineering and integration with some uninterruptible power systems and battery chargers. Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount in the corporate segment includes those activities that are not allocated to the operating segments.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for 2003, 2002, and 2001 was as follows (in thousands):

2003
	Engineering	Systems	Corporate	Total
Net sales from external customers	$108,380	$15,339	$—	$123,719
Operating profit (loss)	4,575	(803)	762	4,534
Depreciation and amortization	375	89	360	824
Tangible assets	22,642	3,049	3,048	28,762
Goodwill	12,889	864	—	13,753
Capital expenditures	902	105	139	1,146

2002
	Engineering	Systems	Corporate	Total
Net sales from external customers	$74,971	$14,151	$—	$89,122
Operating profit (loss)	937	(271)	3,108	3,774
Depreciation and amortization	376	49	288	713
Tangible assets	17,841	5,751	3,267	26,859
Goodwill	12,774	435	—	13,209
Capital expenditures	156	56	1,121	1,333

2001
	Engineering	Systems	Corporate	Total
Net sales from external customers	$14,235	$3,575	$—	$17,810
Operating profit (loss)	1,571	(65)	(71)	1,435
Depreciation and amortization	116	4	53	173
Tangible assets	18,389	2,152	932	21,473
Goodwill	12,774	435	—	13,209
Capital expenditures	324	70	65	459

18.    Contingencies

Employment Agreements

The Company has employment agreements with its executive officers and certain other officers, the terms of which expire between December 2004 and December 2006. Such agreements provide for minimum salary levels. The aggregate commitment for future salaries at December 31, 2003, excluding bonuses, was approximately $3.0 million. If the Company terminates the employment of the employee for any reason other than 1) termination for cause, 2) voluntary resignation, or 3) employee’s death, the Company is obligated to provide a severance benefit equal to four or six months of the employee’s salary, and, at its option, an additional four months at 50% of the employee’s salary. These agreements are renewable for one year at the Company’s option.

Litigation

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Based on legal analysis and advice from its attorneys, allowances have been made for any litigation that management of the Company believes could have a material adverse effect on its financial condition or results of operations.

A claim of failure of contractual performance has been levied against the Company and is covered by insurance. The Company is aggressively defending itself against this claim. In another matter, a claim regarding the calculation of an earnout payment has been asserted against the Company. The Company vigorously disputes

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the claim. The Company cannot determine the exposure amount, if any, on these two claims but estimates the cost could range from $0 to $300,000. Reserves have been established to cover this contingency.

During 2003, the Company and its subsidiaries, and more than 40 other parties were named defendants in several petitions for damages filed in various district courts in Louisiana (East Baton Rouge, Calcasieu, Iberville, Ascension, and Orleans Parishes) on behalf of former employees of Barnard and Burk, Inc. The plaintiffs, who allege exposure to asbestos during the course of their employment, were employees of Barnard and Burk, Inc. during a period covering the late 1950’s through the early 1980’s at facilities located in Louisiana. In 1994, AMEC Engineering, Inc. assigned the trade name “Barnard and Burk” to RPM Engineering, Inc. along with selected assets. No liabilities were assumed by RPM. The Company’s wholly owned subsidiary, ENGlobal Engineering, Inc., formerly known as Petrocon Engineering, Inc., acquired RPM (along with the “Barnard and Burk” trade name) in 1996 pursuant to a stock purchase agreement. Because Petrocon acquired only the “Barnard and Burk” trade name, and none of its liabilities, the Company is seeking to be extricated from the suits via summary judgment. The Company believes the lawsuits are without merit and intends to defend them vigorously.

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers’ compensation insurance and a general umbrella policy. The Company has not incurred significant claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company’s experience. Specific stop loss levels provide protection for the Company with $100,000 per occurrence and approximately $3.5 million in aggregate in each policy year being covered by a separate insurance policy.

401(k)

The Company amended the Petrocon 401(k) Plan (now referred to as the ENGlobal Plan) effective January 1, 2004 and dissolved the former IDS 401(k) Plan. Employees who participated in the IDS Plan were allowed to rollover their 401(k) balance into the ENGlobal Plan. Employees are eligible to participate at the beginning of each calendar quarter after 60 days of employment. The Company makes mandatory matching contributions to certain eligible employees equal to 50% of the employee contribution up to a maximum of 4% of the employee’s compensation as defined in the Plan Document. The Company made contributions of $144,000, $172,000 and $194,000, respectively in 2003, 2002, and 2001. Additional discretionary contributions may be made as directed by the Board of Directors. No discretionary contributions were made in 2003, 2002, or 2001.

19.    Subsequent Events

ENGlobal announced in January that a subsidiary, ENGlobal Design Group, Inc. completed the acquisition of certain assets of Tulsa-based Engineering Design Group, Inc. (“EDG”). With this acquisition, ENGlobal expects to gain additional capabilities related to the design, installation and maintenance of various government and public sector facilities. EDG’s most active sector is the Automated Fuel Handling Systems that serve the U.S. military. In connection with the acquisition, the Company issued two $150,000 notes bearing interest at 5%, maturing in 2008 and a $2.5 million five-year contingent promissory note together with an earnout structure based on revenues of the EDG operations over the next five years. There was no cash or stock consideration paid, or EDG debt assumed, as a result of the transaction.

Effective April 1, 2004 the Company is making available an Employee Stock Purchase Plan, whereby employees may have a portion of their payroll deducted for the purpose of purchasing shares of ENGlobal Common Stock at the lower of the price of stock at the beginning of each quarterly offering period or 90% of the price at the end of such offering period.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company remains in active negotiations with several other acquisition candidates. The Company’s goal is to complete these transactions on terms that will be accretive to earnings per share and will not substantially impact loan covenants. There can be no assurance that these acquisitions will be completed, or if completed, that the operations of the acquired companies will be successfully integrated into the Company’s operations.

20.    Quarterly Financial Information (unaudited)

All quarterly periods and the annual data have been restated to reflect the discontinued operations separate from continuing operations. The quarterly data will not agree to previously issued quarterly statements as a result of this restatement.

	For the quarters ended-2003
	March	June	September	December
	(In thousands, except per share amounts)
Revenues
Engineering	$18,315	$25,257	$32,376	$32,432
Systems	4,691	4,015	3,059	3,574

Total	$23,006	$29,272	$35,435	$36,006

Gross Profit
Engineering	$3,123	$3,782	$3,941	$3,955
Systems	804	441	400	527

Total	$3,927	$4,223	$4,341	$4,482

Percentage of Sales
Engineering	17.1%	15.0%	12.2%	12.2%
Systems	17.1%	11.0%	13.1%	14.7%

Total	17.1%	14.4%	12.3%	12.4%

Income from continuing operations	$514	$563	$393	$815
Loss on discontinued segment	(6)	(29)	(11)	(108)
Gain on disposal of discontinued segment	—	—	—	26

Net income	$508	$534	$382	$732

Earnings per share—basic
Income from continuing operations	0.020	0.022	0.016	0.034
Loss from discontinued operations	—	(0.001)	(0.001)	(0.003)
Net income	0.020	0.021	0.015	0.031

Earnings per share—diluted
Income from continuing operations	0.020	0.022	0.016	0.033
Loss from discontinued operations	—	(0.001)	(0.001)	(0.003)
Net income	0.020	0.021	0.015	0.030

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the quarters ended—2002
	March	June	September	December
	(In thousands, except per share amounts)
Revenues
Engineering	$17,874	$18,625	$19,440	$19,032
Systems	2,287	3,441	3,130	5,293

Total	$20,161	$22,066	$22,570	$24,325

Gross Profit
Engineering	$2,596	$3,090	$3,071	$3,338
Systems	492	653	29	838

Total	$3,088	$3,743	$3,100	$4,176

Percentage of Sales
Engineering	14.5%	16.6%	15.8%	17.5%
Systems	21.5%	19.0%	0.9%	15.8%

Total	15.3%	17.0%	13.7%	17.2%

Income from continuing operations	$307	$489	$488	$614
Income/loss on discontinued segment	(41)	10	(26)	(89)
Gain on disposal of discontinued segment	—	—	—	—

Net income	$266	$499	$462	$525

Earnings per share—basic and diluted
Income from continuing operations	0.011	0.020	0.019	0.023
Loss from discontinued operations	(0.002)	—	(0.001)	(0.003)
Net income	0.009	0.020	0.018	0.020

INDEPENDENT AUDITOR’S REPORT

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

ENGlobal Corporation

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of ENGlobal Corporation and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 12, 2004. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 16(b) herein (Schedule II – Valuation and Qualifying Accounts) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Hein & Associates LLP

Hein & Associates LLP

Houston, Texas

March 12, 2004

SCHEDULE II

ENGLOBAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(A) Description	(B) Balance at Beginning of the Period	(C) Additions	(D) Deductions- Write offs	(E) Balance at End of Period

December 31, 2003
Allowance for doubtful accounts	$282	$282	$188	$376
December 31, 2002
Allowance for doubtful accounts	$271	$215	$204	$282
December 31, 2001
Allowance for doubtful accounts	$17	$254	$—	$271

Note:    Column C (2) has been omitted, as all answers would be “none.”

Item 9.    Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

There are no changes in or disagreements with the Company’s accountants on accounting and financial disclosure.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2003, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

(b)    Changes in internal controls over financial reporting.    There have been no significant changes in internal controls over financial reporting or other factors subsequent to December 31, 2003.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information about our executive officers and Directors is incorporated by reference from the discussion in our proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Directors and Executive Officers of the Registrant.” Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our proxy statement for the 2004 Annual Meeting of Stockholders. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Experts in our proxy statement for the 2004 Annual Meeting of Stockholders. Information about our Code of Ethics governing our directors and employees, including our Chief Executive Officer and Chief Financial, is incorporated by reference from the discussion under the heading ENGlobal Policies on Business Ethics and Conduct in our proxy statement for the 2004 Annual Meeting of Stockholders

Item 11.    Executive Compensation

The information under the caption Executive Compensation contained in our proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information under the caption Security Ownership of Certain Beneficial Owners and Management contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information under the caption Certain Relationships and Related Transactions contained our proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information about the fees for 2003 and 2002 for professional services rendered by our independent auditors is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our proxy statement for the 2004 Annual Meeting of Stockholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor in Item 2 of our proxy statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports On Form 8-k

(a)   1.     Financial Statements: The consolidated financial statements are contained herein as listed on the “Index” on page 35 hereof.

2.    Schedules: All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and notes thereto.

3.    Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)     Reports on Form 8-K. Three reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

1.    On October 20, 2003, ENGlobal filed a current report on Form 8-K containing a press release relating to its award of a contract with ExxonMobil Corporation.

2.    On November 3, 2003, ENGlobal filed a current report on Form 8-K disclosing its acquisition of Senftleber & Associates, L.P.

3.    On November 12, 2003, ENGlobal filed a current report on Form 8-K disclosing its earnings for the third quarter of 2003.

INDEX OF EXHIBITS

Number	Description

2.23.1

Agreement and Plan of Merger by and between Industrial Data Systems Corporation, IDS Engineering Management, LC, PEI Acquisition, Inc. and Petrocon Engineering, Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001.

2.24	First Amendment of the Agreement and Plan of Merger, incorporated by reference to Amendment One of the Company’s Form S-4 filed with the Securities and Exchange Commission on October 19, 2001.

2.25	Letter Agreement of the Agreement and Plan of Merger, incorporated by reference to Amendment One of the Company’s Form S-4 filed with the Securities and Exchange Commission on October 19, 2001.

3.2

Corporate Bylaws, Industrial Data Systems Corporation dated October 15, 1997, incorporated by reference as Exhibit 3 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 10, 1998.

3.16

Restated Articles of Incorporation of ENGlobal Corporation dated August 8, 2002, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

4.1

Form of Common Stock Certificate of Industrial Data Systems Corporation, incorporated by reference to Amendment One of the Company’s Form S-4 filed with the Securities and Exchange Commission on October 19, 2001.

10.2

Blanket Service Contract – Exxon Pipeline Company, incorporated by reference as Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997.

10.3

Blanket Service Contract – Marathon Oil Company, incorporated by reference as Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997.

10.8

Fourth Amendment of the Lease between Industrial Data Systems, Inc. and 600 C.C. Business Park Ltd. dated September 1, 1998, incorporated by reference as Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

10.32	Blanket Service Contract with Caspian Consortium-R, incorporated by reference as Exhibit 10.32 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.33	Blanket Service Contract with Caspian Consortium-K, incorporated by reference Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.42

Standard Industrial Lease Agreement between Houston Industrial Assets, L.P. and Constant Power Manufacturing, Inc. dated May 30, 2001, incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001.

10.43

Settlement Agreement and Plan of Reorganization dated July 31, 2001 among Petrocon Engineering, Inc., Industrial Data Systems Corporation, PEI Acquisition, Inc., and Equus II Incorporated, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.44

Promissory Note between Petrocon Engineering, Inc. and Equus II Incorporated dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Number	Description

10.45

Form of Guaranty by and among Fleet Capital Corporation, Petrocon Engineering, Inc., PEI Acquisition, Inc., and Equus II Incorporated dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.46

Security Agreement among Fleet Capital Corporation, Petrocon Engineering, Inc., and Equus II Incorporated dated December 21,2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.47

Mortgage and Security Agreement among Fleet Capital Corporation, Equus II Incorporated, and Petrocon Engineering, Inc. dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.48

Option Pool Agreement between Industrial Data Systems Corporation and Alliance 2000, Ltd. Dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.49

Indemnification Escrow Agreement among Industrial Data Systems Corporation, PEI Acquisitions, the individuals listed as “Significant PEI Shareholders”, and Johnny Williams, Escrow Agent dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.50

Option Escrow Agreement among Industrial Data Systems Corporation, PEI Acquisitions, the individuals listed as “Significant PEI Shareholders”, and Johnny Williams, Escrow Agent dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.52

Voting Agreement among Industrial Data Systems Corporation, Equus II Corporation, Alliance 2000, Ltd. and individuals listed as “Significant PEI Shareholders” dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.53

Second Amended and Restated Loan and Security Agreement by and among IDS Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering Management, LC, Petrocon Engineering, Inc., Triangle Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction Resources, Inc., Alliance Engineering Associates, Inc., and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.54

Amended and Restated Revolving Note between Fleet Capital Corporation and IDS Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering Management, LC, Petrocon Engineering, Inc., Triangle Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction Resources, Inc., Alliance Engineering Associates, Inc. dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.55

Stock Pledge Agreement between Industrial Data Systems, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.57

Amended and Restated Stock Pledge Agreement between Petrocon Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Number	Description

10.58

Continuing Guaranty Agreement between Fleet Capital Corporation and “Borrowers” known as IDS Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering Management, LC, Petrocon Engineering, Inc., Triangle Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction Resources, Inc., Alliance Engineering Associates, Inc. dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.59

Amended and Restated Patent Security Agreement between Petrocon Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.60

Amended and Restated Patent Security Agreement between Petrocon Technologies, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.61

Amended and Restated Trademark Security Agreement between R.P.M. Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.62

Intercreditor Agreement by and among Fleet Capital Corporation, Equus II Incorporated, Petrocon Engineering, Inc. (Borrower) together with the Loan Party (Industrial Data Systems Corporation, IDS Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering Management, LC, Triangle Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction Resources, Inc., Petrocon Technologies, Inc., and Alliance Engineering Associates, Inc. dated December 21, 2001, incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.63

Second Amended and Restated Lease Agreement between Corporate Property Associates 4 and Petrocon Engineering, Inc. for Beaumont office space dated February 28, 2002, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

10.64

Guaranty and Suretyship Agreement between Industrial Data Systems Corporation and Corporate Property Associates 4 dated April 26, 2002, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

10.65

ENGlobal Corporation Incentive Bonus Plan dated June 12, 2002, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

10.65-A	Amendment of the 1998 Incentive Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 9, 2003.

10.65-B	Amendment No. 2 of the 1998 Incentive Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 9, 2003.

10.66

Lease Agreement between Petrocon Engineering, Inc. and Phelan Investments on July 25, 2002, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.67

Second Amendment of the Second Amended and Restated Loan and Security Agreement as of July 31, 2002 between IDS Engineering and Subsidiaries and Fleet Capital Corporation, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

Number		Description

10.68

Amendment of the Intercreditor Agreement between Fleet Capital Corporation, Equus II Incorporated and ENGlobal Corporation dated July 31, 2002, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.69

Fifth Amendment of Lease Agreement between IDS and 600 C.C. Business Park Ltd., incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.70

Lease Agreement between PEI Investments and Petrocon Engineering, Inc. dated July 1, 2002, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 13, 2003.

10.72

Lease Agreement between Petro-Chem Engineering and ENGlobal Engineering, Inc. dated June 4, 2003, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.73

Contract between BASF and ENGlobal Engineering, Inc. dated June 9, 2003, incorporated by reference to the Company’s Quarterly Report on Form-10Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.74

Sublease Agreements between Family Connect, Inc., a tenant of CitiPlex Towers Building and IDS Engineering dated February 2, 2003, incorporated by reference to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

10.75

Lease Agreement between Oral Roberts University and IDS Engineering, dba ENGlobal Engineering, Inc. dated October 20, 2003, incorporated by reference to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

10.76

Sixth Amendment of the Second Amended and Restated Loan and Security Agreement as of June 30, 2003 between ENGlobal Corporation and Subsidiaries and Fleet Capital Corporation, incorporated by reference to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

10.77	*	Second Amendment of the ENGlobal Engineering, Inc. 401(k) Plan dated January 1, 2004 (formerly called the “Petrocon Engineering, Inc. 401(k) Plan”)

10.78	*

ENGlobal Corporation Employee Stock Purchase Plan dated March 2, 2004, incorporated by reference to the Company’s Form S-8 registration statement filed with the Securities and Exchange Commission on March 12, 2004.

10.79	*	Office lease between TC Meridian Tower LP and ENGlobal Design Group, Inc. dated January 24, 2004

11.1		Statement Regarding Computation of Per Share Earnings is included as Note 2 to the Notes to Consolidated Financial Statements.

21.1	*

Subsidiaries of the Registrant, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003.

Number		Description

23.1	*	Consent of Hein + Associates

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the Year Ended December 31, 2003 for the Chief Executive Officer

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the Year Ended December 31, 2003 for the Chief Financial Officer

32.1	*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for the Year Ended December 31, 2003 for the Chief Executive Officer

32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for the Year Ended December 31, 2003 for the Chief Financial Officer

99.1	*	Charter of the Audit Committee of the Board of Directors of ENGlobal Corporation dated December 18, 2003

99.2	*	Charter of the Compensation Committee of the Board of Directors of ENGlobal Corporation dated March 25, 2004

99.3	*	Charter of the Nominating/ Corporate Governance Committee of the Board of Directors of ENGlobal Corporation dated March 25, 2004

99.4	*	ENGlobal Corporation Employee Complaint Procedures and Non-Retaliation Policy dated March 25, 2004

99.5	*	ENGlobal Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers dated March 25, 2004

99.6	*	ENGlobal Corporation Code of Business Conduct and Ethics dated March 25, 2004

99.7	*	ENGlobal Corporation Disclosure Policy dated March 25, 2004

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal CORPORATION

Dated: March 25, 2004

	By:	/s/ MICHAEL L. BURROW
Michael L. Burrow, P.E.,
Chairman of the Board, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ MICHAEL L. BURROW
Michael L. Burrow, P.E.,
Chairman of the Board, Chief Executive Officer, Director

By:	/s/ WILLIAM A. COSKEY
William A. Coskey, P.E.,
President, Chief Operating Officer, Director

By:	/s/ ROBERT W. RAIFORD
Robert W. Raiford,
Chief Financial Officer, Treasurer

By:	/s/ JIMMIE N. CARPENTER
Jimmie N. Carpenter, Director

By:	/s/ HULDA L. COSKEY
Hulda L. Coskey, Director

By:	/s/ DAVID W. GENT
David W. Gent, P.E., Director

By:	/s/ RANDALL B. HALE
Randall B. Hale, Director

By:	/s/ DAVID C. ROUSSEL
David C. Roussel, Director