Form 10-Q
period 2004-03-31
ENGLOBAL CORP
filed 2004-05-07
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14217

ENGlobal Corporation

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of

corporation or organization)

88-0322261

(I.R.S. Employer Identification Number)

600 Century Plaza Drive, Suite 140, Houston, Texas	77073-6033
(Address of Principal Executive Offices)	(Zip Code)

(281) 821-7100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of May 6, 2004.

$0.001 Par Value Common Stock	24,034,288 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2004

Part I. Financial Information

Item 1. Financial Statements

ENGlobal Corporation

Condensed Consolidated Statements Of Income

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
OPERATING REVENUES	$30,992,534	$23,006,399
OPERATING EXPENSES:
Direct costs	26,831,817	19,079,679
Selling, general and administrative	3,049,095	2,667,781
Depreciation and amortization	259,672	213,913

Total operating expenses	30,140,584	21,961,373

Operating income	851,950	1,045,026
OTHER INCOME (EXPENSE):
Other income (expense)	32,786	(38,680)
Interest income (expense)	(171,210)	(197,942)

Total other income (expense)	(138,424)	(236,622)

INCOME BEFORE PROVISION FOR INCOME TAXES	713,526	808,404
PROVISION FOR INCOME TAXES	242,599	294,869

INCOME FROM CONTINUING OPERATIONS	470,927	513,535
LOSS FROM DISCONTINUED OPERATIONS, net of $3,377 tax benefit	—	(5,881)

NET INCOME	470,927	507,654
PREFERRED STOCK DIVIDENDS	—	51,759

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS	$470,927	$455,895

EARNINGS PER COMMON SHARE (BASIC)
From continuing operations	$0.02	$0.02
From discontinued operations	—	—
From net income	$0.02	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC)	24,034,288	22,861,199
EARNINGS PER COMMON SHARE (DILUTED)
From continuing operations	$0.02	$0.02
From discontinued operations	—	—
From net income	$0.02	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	24,487,415	23,289,661

See accompanying notes to interim condensed consolidated financial statements

ENGlobal Corporation

Condensed Consolidated Balance Sheets

	March 31 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash	$43,519	$39,439
Accounts receivable-trade, less allowance for doubtful accounts of approximately $457,000 for 2004 and $376,000 for 2003	18,100,494	20,244,172
Costs in excess of billings	1,233,618	1,022,726
Prepaid and other	1,123,422	1,260,296
Inventory	134,416	118,340
Assets held for sale	678,106	—
Deferred tax asset	477,000	477,000

Total current assets	21,790,575	23,161,973
Net Assets from Discontinued Operations	—	860,728
Property and Equipment, net	4,720,819	4,302,430
Goodwill	13,752,564	13,752,564
Other Assets	344,622	452,695

Total assets	$40,608,580	$42,530,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable-trade	$5,752,321	$9,821,030
Accrued salaries and benefits	6,051,930	4,302,137
Notes payable	445,581	771,225
Current portion—long term debt	637,197	623,230
Billings in excess of costs	284,937	374,339
Income taxes payable	241,208	103,609
Other liabilities	498,650	661,699

Total current liabilities	13,911,824	16,657,269
Net liabilities from discontinued operations	—	24,164
Long term debt, net of current portion	7,888,525	7,506,062
Capital leases payable, net of current portion	6,451	12,042
Deferred tax liability	156,000	156,000

Total liabilities	21,962,800	24,355,537
Stockholders’ Equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,034,288 issued and outstanding at March 31, 2004 and December 31, 2003.	24,034	24,034
Additional paid in capital	12,094,382	12,094,382
Retained earnings	6,527,364	6,056,437

Total stockholders’ equity	18,645,780	18,174,853

Total liabilities and stockholders’ equity	$40,608,580	$42,530,390

See accompanying notes to interim condensed consolidated financial statements

ENGlobal Corporation

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$470,927	$507,654
Adjustments for non-cash items	259,672	213,913
Changes in working capital	(170,457)	2,089,487

Net cash provided by operating activities	560,142	2,811,054
Cash Flows from Investing Activities—Property and equipment acquired	(321,480)	(170,601)
Cash Flow from Financing Activities:
Net borrowings (payments) on line of credit	319,463	(2,277,108)
Short-term note repayments	(325,644)	(207,285)
Capital lease repayments	(2,409)	(11,972)
Long-term debt repayments	(225,992)	(183,990)

Net cash used by financing activities	(234,582)	(2,680,355)

Net Change in Cash	4,080	(39,902)
Cash, at beginning of period	39,439	75,095

Cash, at end of period	$43,519	$35,193

Supplemental Disclosures:
Interest paid	$136,994	$191,540
Income taxes paid	105,000	—
Non-Cash:
Notes payable issued for acquisition of EDG	300,000	—
Accrual of preferred dividends	—	51,759

See accompanying notes to interim condensed consolidated financial statements

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

1.	Basis of Presentation

The condensed consolidated financial statements of ENGlobal Corporation (“ENGlobal” or the “Company”) included herein, are unaudited for the three month periods ended March 31, 2004 and 2003. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly depict the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2003 and 2002, which are included in the Company’s annual report on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

2.	Line of Credit and Debt

The Company has a Credit Facility with Fleet Capital Corporation (“Fleet”) that consists of a line of credit. The loan agreement positions the Fleet debt as senior to all other debt. The line of credit is limited to $15,000,000, subject to borrowing base restrictions. The Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of March 31, 2004 was $5,876,000. The Credit Facility matures on June 30, 2005. The interest rate was lowered to prime on March 1, 2004 from prime plus one-quarter of one percent (4.0 percent at March 31, 2004) by qualifying for the Rate Reduction Performance Factor after demonstrating compliance with the fixed charge ratio covenant for 12 consecutive calendar months. The commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the line of credit as of March 31, 2004, were $4,940,000 after consideration of the borrowing base limitations and cash timing differences. The Company’s Credit Facility contains covenants that require the maintenance of certain ratios, including cumulative fixed charge coverage, debt coverage and specified levels of certain other items.

	March 31, 2004	December 31, 2003
	(in thousands)
Fleet Credit Facility – Line of credit, prime (4.0% at March 31, 2004), maturing in 2005	$5,876	$5,556
Equus – Note payable (unsecured), interest at 9.5%, principal payments in installments of $110,000 plus interest due quarterly maturing through 2005	2,230	2,340
Petrocon Arabia Limited – Note payable (unsecured), interest at 8%, principal due monthly in installments of $25,000, interest paid annually, maturing in June 2004	78	151
Petro-Chem – Note payable (unsecured), payments of $25,000 due annually maturing through 2006	50	75
Sterling Planet and EDG – Notes payable (unsecured) interest at 5%, principal payments in installments of $15,000 plus interest due quarterly maturing through 2008	285	—
Miscellaneous	7	7

	8,526	8,129
Less—current maturities	(637)	(623)

Long-term debt, net of current portion	$7,889	$7,506

The Petro-Chem note was paid in full on a discounted basis during April 2004.

Current notes payable include notes that finance commercial insurance on a short-term basis, with a balance of $396,000 and $721,000 as of March 31, 2004 and December 31, 2003, respectively. The notes bear interest of 7.25% and are payable in monthly installments of principal and interest of $108,000 through July 24, 2004. Also included in current notes payable are notes to Mrs. Senftleber and the Senftleber Family Trust for the acquisition of Senftleber & Associates, L.P. The notes have a balance of $50,000 at March 31, 2004 and December 31, 2003 and mature in October 2004.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

3.	Acquisitions

The Company’s acquisition strategy is focused on developing breadth and depth of expertise within the organization. The Company announced that one of its subsidiaries, ENGlobal Technologies, Inc. (“ETI”), acquired certain assets of Tulsa-based Engineering Design Group, Inc. (“EDG”) on January 23, 2004. Beginning February 2004, ENGlobal included the EDG operating results in its financial statements. The Company expects that the acquisition of these assets will enhance its capabilities related to various government and public sector facilities. EDG’s most active sector is the Automated Fuel Handling Systems that serve the U.S. military. In connection with the acquisition, the Company issued two $150,000 notes bearing interest at 5% maturing in 2008 and a $2.5 million five-year contingent promissory note as part of an earn-out structure based on revenues of the EDG operations over five years. There was no cash or stock consideration paid as a result of the transaction.

The consideration given for the acquisition of Engineering Design Group approximated the fair value of the net acquired assets, therefore no goodwill arose from the transaction. Principal payments on the contingent promissory note of $2.5 million will be applied to goodwill.

The unaudited proforma combined historical results, as if the acquisition had taken place at the beginning of 2003 and 2004, respectively are as follows:

	Three months ended March 31,
	2004	2003
	(in thousands)
Revenue as reported	$30,993	$23,006
Proforma revenues of EDG	486	3,963

Proforma revenues	$31,479	$26,969

Net income as reported	$471	$508
Proforma income (loss) of EDG	(128)	128

Proforma net income	$343	$636

Basic per share data as reported	$0.02	$0.02
Proforma basic per share data	$0.01	$0.03
Diluted per share data as reported	$0.02	$0.02
Proforma diluted per share data	$0.01	$0.03

4.	Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. Goodwill has been allocated to the lowest reporting units, the engineering and systems segments. The test for impairment is made on each of these reporting units. No impairment of goodwill has been incurred to date. However, the recent performance of the systems segment may give rise to an impairment during 2004. The Company cannot predict at this time the amount of any such impairment.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

5.	Fixed Fee Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Costs incurred on uncompleted contracts	$12,695	$14,333
Estimated earnings on uncompleted contracts	1,631	1,862

Earned revenues	14,326	16,195
Less billings to date	(13,377)	(15,546)

Net cost and estimated earnings in excess of billings on uncompleted contracts	$949	$649

Cost and estimated earnings in excess of billings on uncompleted contracts	$1,234	$1,023
Billings and estimated earnings in excess of cost on uncompleted contracts	(285)	(374)

Net cost and estimated earnings in excess of billings on uncompleted contracts	$949	$649

6.	Preferred Stock Dividends

ENGlobal has a class of preferred stock with 5,000,000 shares originally authorized for issuance. The Company issued to Equus II Incorporated 2,500,000 shares of preferred stock and stock dividends totaling 234,833 shares. Par value for the preferred stock was $0.001 with a fair value of $1.00 per share. All of the preferred shares outstanding were converted into 1,149,089 shares of common stock in August 2003. Following the conversion, the Company reduced the authorized shares of preferred stock to 2,265,167. There are no shares of preferred stock issued and outstanding during 2004.

7.	Discontinued Operations and Assets Held for Sale

In our ongoing strategic efforts to increase the Company’s focus on core engineering consulting services, the Thermaire manufacturing operations and a significant portion of its assets were sold on December 15, 2003. Thermaire manufactured air-handling equipment for commercial heating, ventilation and cooling systems. The operating results of the business are included in “Discontinued operations” and the assets and liabilities are separately identified on the Balance Sheet for 2003. In 2004, all liabilities have been extinguished and the remaining assets, the land and building, have been prepared for sale and listed with an agent. The assets are identified as “Assets held for sale”.

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

8.	Stock Option Plan

The Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under the Company’s plan were equal to or greater than the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, issued in December 2002.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Pro forma impact of fair value method (SFAS 148)
Net income attributable to common stockholders, as reported	$471	$456
Less compensation expense determined under fair value method, net of tax	(5)	—

Pro forma net income attributable to common stockholders	$466	$456

Earnings per share (basic)
As reported	$0.02	$0.02
Pro forma	$0.02	$0.02
Earnings per share (diluted)
As reported	$0.02	$0.02
Pro forma	$0.02	$0.02
Weighted average Black-Scholes fair value assumptions:
Risk free interest rate	5.0%	5.0%
Expected life	2-9 years	7-10 years
Expected volatility	73%	83%-93%
Expected dividend yield	0.0%	0.0%

ENGlobal Corporation

Notes To Condensed Consolidated Financial Statements

9.	Segment Information

With the sale of the manufacturing segment in December 2003, the Company now operates in two business segments: (1) engineering, providing services primarily to major integrated oil and gas companies; (2) systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, uninterruptible power systems and battery chargers. Sales and operating income for each segment is set forth in the following table.

Segment information was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net sales from external customers:
Engineering	$27,600	$18,316
Systems	3,392	4,690

Total	$30,992	$23,006

Operating profit (loss):
Engineering	$2,585	$2,235
Systems	(213)	295
Corporate	(1,520)	(1,485)

Total	$852	$1,045

Item 2.    Management’s Discussion And Analysis And Results Of Operations

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, the Company’s Annual Report to Stockholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company’s future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” and similar expressions, as they relate to the Company and its subsidiaries, and management, identify forward-looking statements. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Quarterly Report on Form 10-Q and the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s Consolidated Financial Statements including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following is a discussion of the results of operations for the first quarter of 2004 compared to the first quarter of 2003 with a discussion of the changes in financial condition during the first three months of 2004.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Revenue. Total revenue increased by $7,986,000 or 34.7% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The engineering segment reported a significant increase in sales during the period, while the systems segment reported a decrease (in thousands).

	2004		2003		Change from prior year
Revenues:
Engineering—labor	$19,726	63.6%	$16,280	70.8%	$3,446	21.2%
Engineering—nonlabor	7,874	25.1%	2,036	8.8%	5,838	286.7%

Engineering	27,600	89.1%	18,316	79.6%	9,284	50.7%
Systems	3,392	10.9%	4,690	20.4%	(1,298)	(27.7%)

Total	$30,992	100.0%	$23,006	100.0%	$7,986	34.7%

Total revenues in the engineering segment increased by $9,284,000, or 50.7%, due to new contracts and a large co-generation project that began in 2003. This project, staffed out of the Beaumont office, includes revenues resulting from procurement of materials and subcontractors in addition to the engineering labor revenues. Revenues recognized from procurement activities on the large co-generation project during the three months ended March 31, 2004 exceeded $5.6 million. The Beaumont office, our largest office, achieved an increase in labor revenues of $2.1 million, or 32%. The Tulsa and Baton Rouge offices have doubled their revenues for the three months ended March 31, 2004 as compared to the same period in 2003. However, the Houston office, which services the pipeline industry, continues to under perform due to the poor economic conditions in that business sector, which is over-leveraged and focusing on debt reduction.

The revenues in the systems segment, which represents 10.9% of total revenues, decreased by $1,298,000, or 27.7%, from $4,690,000 for the three months ended March 31, 2003 to $3,392,000 for the same period in 2004. This decrease occurred primarily at ENGlobal Systems, Inc. (“ESI”), which experienced a reduction of over $2.4 million in revenues in the first quarter of 2004 compared to the same period in 2003. The revenue reduction resulted primarily from the conclusion of two large fixed price projects for instrumentation systems for a single client. The Senftleber acquisition in the last quarter of 2003 provided $459,000 in revenues and the EDG acquisition in January 2004 provided $864,000 in revenues to partially offset the loss of revenues at ESI.

Gross Profit. Total gross profit increased by $234,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Engineering gross profit improved from $3,123,000 for the three months ended March 31, 2003 to $3,641,000 for the three months ended March 31, 2004, due primarily to the higher revenue levels and our better utilization of manpower. Presented below is the gross profit for the three months ended March 31, 2004 by segment compared to the same period last year with the percentage of revenue (in thousands).

	2004		2003		Change from prior year
Gross Profit:
Engineering	$3,641	13.3%	$3,123	17.1%	$518	17.8%
Systems	520	15.3%	804	17.1%	(284)	(35.3%)

Total	$4,161	13.4%	$3,927	17.1%	$234	6.0%

The gross profit as a percentage of revenues decreased for engineering from 17.1% for the quarter ended March 31, 2003 to 13.3% for the quarter ended March 31, 2004 primarily due to an increase in material and subcontract procurement activities that provide little or no profit.

The systems segment gross profit decreased by $284,000, or 35.3%, from $804,000 to $520,000 for the three months ended March 31, 2003 and 2004, respectively. Gross profit as a percent of revenue declined from 17.1% for the quarter ended March 31, 2003 to 15.3% for the same period in 2004. This decline in gross profit as a percent of revenue was primarily due to competitive market pressures on contract pricing and budget over-runs on several projects at ESI. The Senftleber and EDG acquisitions contributed $276,000 in gross profit to the systems segment in 2004.

Selling, General, and Administrative. Expenses related to selling, general and administrative, including depreciation and amortization increased $427,000 or 14.8% for the three months ended March 31, 2004 as compared to the same period in 2003. A majority of the increase resulted from the changes within the systems segment. The acquisitions of EDG in January 2004 and Senftleber in November 2003 and increases in ETI’s expenses were partially offset by reductions at ESI and ENGlobal Constant Power. EDG’s total selling, general and administrative expenses, including depreciation and amortization, were $312,000 for the quarter ended March 31, 2004. The office space in Beaumont was expanded and remodeled causing an increase in the facilities expenses, primarily rent, of $40,000. Leasehold improvements related to the remodeling were completed at the end of 2003, increasing depreciation expense by $30,000 for the three month period ended March 31, 2004 as compared to the same period last year. The relocation and expansion of the Tulsa office during 2003, increased its facilities expenses by $36,000 for the first quarter of 2004 as compared to the first quarter of 2003

Operating Income. For the three months ended March 31, 2004, operating income decreased from $1,045,000. to $852,000 for the three months ended March 31, 2004. The increase in the engineering segment’s revenues resulted in an improvement in that segment’s contribution to operating income by $350,000 for the first three months of 2004 as compared to the same period in 2003. The systems segment, however, experienced losses in virtually every entity except Senftleber, which contributed $67,000 to the first quarter 2004 operating income. The gross profit for the systems segment was not sufficient to cover the fixed selling, general, and administrative expenses for that segment.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving line of credit with Fleet (the “Credit Facility”). As of March 31, 2004, we had working capital of $7.9 million. Long-term debt on March 31, 2004 was $8.5 million, including $5.9 million outstanding under the Credit Facility and other long-term debt of $2.6 million.

The Fleet loan agreement positions the Fleet debt as senior to all other debt with the Credit Facility limited to $15,000,000, subject to borrowing base restrictions. The Credit Facility is collateralized by substantially all the assets of the Company. At March 31, 2004, $5,876,000 was outstanding on the Credit Facility. The Credit Facility matures on June 30, 2005. The interest rate on the line of credit was lowered to prime on March 1, 2004 from prime plus one-quarter of one percent by qualifying for the Rate Reduction Performance Factor after demonstrating compliance with the fixed charge ratio covenant for 12 consecutive calendar months. The commitment fee on the unused line of credit is 0.375 percent. The remaining borrowings available under the Credit Facility as of March 31, 2004 amounted to $4,940,000 after consideration of the borrowing base limitations. Our loan agreement places limits on our ability to borrow based on the concentration of sales to individual clients. The eligible accounts receivable balance of any one customer (except Exxon Mobil) may not exceed 20% of all net eligible accounts. Exxon Mobil’s concentration balance is limited to 30% of all net eligible accounts. As of March 31, 2004, there was no reduction in our borrowing capability due to the concentration limit.

The Company’s Credit Facility contains covenants, which require the maintenance of certain ratios, including cumulative fixed charge coverage and debt coverage and specified levels of certain other items. The Company must meet all covenants through the maturity date of the Credit Facility. The Company is currently in compliance and management believes it will remain in compliance with all loan covenants, although no assurances can be given regarding such compliance in future periods.

We have five long-term notes payable that are subordinate to the Credit Facility with remaining balances as follows:

•	$2.2 million to Equus II Incorporated bearing interest at 9.5% and maturing in 2005. Principal amounts of $110,000 are paid quarterly with accrued interest.

•	$78,000 to Petrocon Arabia Limited (“PAL”) bearing interest at 8% and maturing in June 2004.

•	$50,000 to Petro-Chem paid in annual installments of $25,000 and maturing in 2006. The Petro-Chem note was issued as part of the acquisition of Petro-Chem.

•	$285,000 in two notes of $142,500 each to Sterling Planet and EDG bearing interest at 5% maturing in 2008. Principal amounts of $15,000 are payable quarterly with accrued interest. The Sterling Planet and EDG notes were issued as part of the acquisition of Engineering Design Group.

The Petro-Chem note was paid in full on a discounted basis in April 2004.

As of March 31, 2004, management believes the Company’s cash position is sufficient to meet its working capital requirements. EBITDA, earnings before interest, taxes, depreciation and amortization, for the three months ended March 31, 2004 was $1,145,000. Any future decrease in demand for the Company’s services or products would reduce the availability of funds through operations.

Cash Flow

Operating activities provided net cash totaling $560,000 and $2,811,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash provided by operating activities primarily reflects the increase and timing of payments of accounts payable for the three months ended March 31, 2004, as compared to the same period in 2003 offset by a reduction of accounts receivable in 2004.

Investing activities used cash totaling $321,000 for the three months ended March 31, 2004 and $171,000 for the same period in 2003. The Company’s investing activities during the period ended March 31, 2004 were for the purchase of property and equipment. No cash or stock consideration was paid as a result of the EDG acquisition.

Financing activities used cash totaling $235,000 for the three months ended March 31, 2004, as compared to $2,680,000 for the same period in 2003. During the first quarter of 2004, borrowings on the Credit Facility were $36.6 million and payments on the Credit Facility were $36.3 million. Repayments of long-term and short-term debt were $554,000 during the first quarter of 2004.

The Company believes that it has available the necessary cash required for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected within 90 days of the original invoice date, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, or if ENGlobal is not able to meet the monthly covenants of the Credit Facility. If any such events occur, the Company would be forced to consider alternative financing options.

Asset Management

The Company’s cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $18.1 million and $20.2 million at March 31, 2004 and December 31, 2003, respectively. The number of days’ sales outstanding in trade accounts receivable was 56 days and 54 days, at March 31, 2004 and December 31, 2003, respectively.

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

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Credit Facility. As of March 31, 2004, $5,876,000 had been borrowed under the Credit Facility, accruing interest at 4.0% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of March 31, 2004 would be 40 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $24,000, assuming the amount of debt outstanding remains constant.

The analysis does not consider the effects this movement may have on other variables including changes in revenue volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects discussed above.

Item 4.    Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, for the quarter ended March 31, 2004 and have concluded that they are effective as of March 31, 2004, in providing reasonable assurance that such information is identified and communicated on a timely basis. There have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including discovery of any significant deficiencies or material weaknesses in the Company’s internal controls that would require corrective action. In connection with new federal and American Stock Exchange rules, the Company is currently in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

PART II. Other Information

Item 1.    Legal Proceedings

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company is currently a party to the following legal proceedings that have been reserved for, are covered by insurance, or that, if determined adversely to us individually or in the aggregate, would not have a material affect on the Company’s results of operations.

Engineered Carbons, Inc. filed a claim in 2000 against the Company in the 60th District Court of Jefferson County, Texas, alleging failure of contractual performance purportedly caused by faulty design. The claim is covered by the Company’s errors and omissions insurance. The Company has further reserved the amount of its deductible under such insurance. This litigation remains pending and is in the discovery phase. Engineered Carbons has yet to formally specify the relief it is seeking in the litigation. The Company believes this lawsuit is without merit and intends to defend it vigorously.

During 2003, the Company, its subsidiaries, and more than 40 other parties were named defendants in several petitions for damages filed in various district courts in Louisiana (East Baton Rouge, Calcasieu, Iberville, Ascension, and Orleans Parishes) on behalf of former employees of Barnard and Burk, Inc. The plaintiffs, who allege exposure to asbestos during the course of their employment, were employees of Barnard and Burk, Inc. during a period covering the late 1950’s through the early 1980’s at facilities located within the State of Louisiana. In 1994, AMEC Engineering, Inc. assigned the trade name “Barnard and Burk” to RPM Engineering, Inc. along with selected assets. No liabilities were acquired by RPM. The Company’s wholly owned subsidiary, ENGlobal Engineering, Inc., formerly known as Petrocon Engineering, Inc., acquired RPM (along with the “Barnard and Burk” trade name) in 1996 pursuant to a stock purchase agreement. Because Petrocon acquired only the “Barnard and Burk” trade name, and none of its liabilities, the Company is seeking to be extricated from the suits via summary judgment. The Company believes the lawsuits are without merit and intends to defend them vigorously.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits

4.1	Form of Common Stock Certificate of ENGlobal Corporation

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the First Quarter 2004

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the First Quarter 2004

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for the First Quarter 2004

b. Current Reports on Form 8-K

Item 9. Regulation FD Disclosure. A press release regarding the year-end operating results was issued March 30, 2004 and a copy was filed with the SEC under Regulation FD on Form 8-K. (Headline: ENGlobal Corporation Announces Year-End Results).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: May 6, 2004	By:	/s/ Robert W. Raiford

Robert W. Raiford, Chief Financial Officer and Treasurer