Form 10-Q
period 2004-06-30
ENGLOBAL CORP
filed 2004-08-10
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File Number: 001-14217

                              ENGlobal Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     Nevada
                                     ------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   88-0322261
                                   ----------
                     (I.R.S. Employer Identification Number)


 600 Century Plaza Drive, Suite 140, Houston, Texas            77073-6033
 --------------------------------------------------            ----------
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

                              Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              Yes [   ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of August 6, 2004.

$0.001 Par Value Common Stock................................  24,075,995 shares

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of
                  Income for the Three Months Ended
                  and the Six Months Ended June 30, 2004
                  and June 30, 2003.........................................1

                  Condensed Consolidated Balance Sheets at
                  June 30, 2004 and December 31, 2003.......................2

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Months
                  Ended June 30, 2004 and June 30, 2003.....................3

                  Notes to Condensed Consolidated Financial Statements......4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............9

       Item 3.    Quantitative and Qualitative Disclosures
                  about Market Risk........................................14

       Item 4.    Controls and Procedures..................................14

Part II.          Other Information

       Item 1.    Legal Proceedings........................................15

       Item 2.    Changes in Securities and Use of Proceeds................15

       Item 3.    Defaults Upon Senior Securities..........................15

       Item 4.    Submission of Matters to a Vote of Security Holders......15

       Item 5.    Other Information........................................16

       Item 6.    Exhibits and Reports on Form 8-K.........................16

                   Signature...............................................17

Part I.         Financial Information
Item 1.         Financial Statements


                                                        ENGlobal Corporation
                                             Condensed Consolidated Statements Of Income
                                                             (Unaudited)

                                            For the Three Months Ended                For the Six Months Ended
                                                     June 30,                                 June 30,
                                          --------------------------------        --------------------------------
                                              2004                2003                2004                 2003
                                              ----                ----                ----                 ----
OPERATING REVENUES                        $ 34,282,731        $ 29,271,639        $ 65,275,265        $ 52,278,038
OPERATING EXPENSES:
    Direct costs                            30,143,815          25,048,260          56,975,632          44,127,938
    Selling, general and
    administrative                           3,093,814           2,952,777           6,142,909           5,620,558
    Depreciation and amortization              277,157             164,045             536,829             377,958
                                          ------------        ------------        ------------        ------------
    Total operating expenses                33,514,786          28,165,082          63,655,370          50,126,454
                                          ------------        ------------        ------------        ------------
    Operating income                           767,945           1,106,557           1,619,895           2,151,584
OTHER INCOME (EXPENSE):
    Other income (expense)                      (4,718)             (4,938)             28,068             (43,620)
    Interest income (expense)                 (124,890)           (208,977)           (296,100)           (406,919)
                                          ------------        ------------        ------------        ------------
    Total other income (expense)              (129,608)           (213,915)           (268,032)           (450,539)
                                          ------------        ------------        ------------        ------------
INCOME BEFORE PROVISION FOR INCOME             638,337             892,642           1,351,863           1,701,045
TAXES
PROVISION FOR INCOME TAXES                     217,034             329,337             459,633             624,208
                                          ------------        ------------        ------------        ------------
INCOME FROM CONTINUING OPERATIONS              421,303             563,305             892,230           1,076,837
LOSS FROM DISCONTINUED OPERATIONS,
Net of tax benefit ($16,827 and
$20,207 respectively)                             --               (29,278)               --               (35,156)
                                          ------------        ------------        ------------        ------------
NET INCOME                                     421,303             534,027             892,230           1,041,681
PREFERRED STOCK DIVIDENDS                         --                52,440                --               104,200
                                          ------------        ------------        ------------        ------------
EARNINGS AVAILABLE TO COMMON              $    421,303        $    481,587        $    892,230        $    937,481
STOCKHOLDERS
                                          ============        ============        ============        ============
EARNINGS PER COMMON SHARE (BASIC)
     From continuing operations           $       0.02        $       0.02        $       0.04        $       0.04
     From discontinued operations                 --                  --                  --                  --
                                          ------------        ------------        ------------        ------------
     From net income                      $       0.02        $       0.02        $       0.04        $       0.04
                                          ============        ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES              24,035,936          22,861,199          24,035,117          22,861,199
OUTSTANDING (BASIC)

EARNINGS PER COMMON SHARE (DILUTED)
     From continuing operations           $       0.02        $       0.02        $       0.04        $       0.04
     From discontinued operations                 --                  --                  --                  --
                                          ------------        ------------        ------------        ------------
     From net income                      $       0.02        $       0.02        $       0.04        $       0.04
                                          ============        ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES              24,347,589          23,350,602          24,346,990          23,237,385
OUTSTANDING (DILUTED)


                          See accompanying notes to interim condensed consolidated financial statements.



                                       ENGlobal Corporation
                              Condensed Consolidated Balance Sheets

                                                                       June 30,             December 31,
                                                                         2004                   2003
                                                                      ----------            ------------
                                                                     (unaudited)
                                               ASSETS
                                               ------
CURRENT ASSETS:
    Cash                                                             $    10,099            $    39,439
    Accounts receivable - trade, less allowance for
         doubtful accounts of  approximately $507,000 for
         2004 and $376,000 for 2003                                   17,995,773             20,244,172
    Cost and estimated earnings in excess of
         billings on uncompleted contracts                             1,517,663              1,022,726
    Prepaid and other                                                    727,117              1,260,296
    Inventory                                                            127,827                118,340
    Assets held for sale                                                 678,106                   --
    Deferred tax asset                                                   477,000                477,000
                                                                     -----------            -----------
         Total current assets                                         21,533,585             23,161,973

NET ASSETS FROM DISCONTINUED OPERATIONS                                     --                  860,728

PROPERTY AND EQUIPMENT, net                                            4,744,864              4,302,430

GOODWILL                                                              13,807,016             13,752,564

OTHER ASSETS                                                             370,669                452,695
                                                                     -----------            -----------
          Total assets                                               $40,456,134            $42,530,390
                                                                     ===========            ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
CURRENT LIABILITIES:
    Accounts payable - trade                                         $ 6,478,432            $ 9,821,030
    Accrued salaries and benefits                                      4,386,791              4,302,137
    Notes payable                                                        119,936                771,225
    Current portion - long term debt                                     507,288                623,230
    Billings in excess of costs                                          173,254                374,339
    Income taxes payable                                                 108,242                103,609
    Other liabilities                                                    372,174                661,699
                                                                     -----------            -----------
         Total current liabilities                                    12,146,117             16,657,269
    Net liabilities from discontinued operations                            --                   24,164
    Long term debt, net of current portion                             9,070,470              7,506,062
    Capital lease payable, net of current portion                          3,964                 12,042
    Deferred tax liability                                               156,000                156,000
                                                                     -----------            -----------

Total liabilities                                                     21,376,551             24,355,537

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 75,000,000 shares authorized;
     issued and outstanding at June 30, 2004 and
     December 31, 2003                                                    24,044                 24,034
      Additional paid-in capital                                      12,106,872             12,094,382
      Retained earnings                                                6,948,667              6,056,437
                                                                     -----------            -----------

         Total stockholders' equity                                   19,079,583             18,174,853
                                                                     -----------            -----------

         Total liabilities and stockholders' equity                  $40,456,134            $42,530,390
                                                                     ===========            ===========

           See accompanying notes to interim condensed consolidated financial statements.



                                         ENGlobal Corporation
                            Condensed Consolidated Statements Of Cash Flows
                                              (Unaudited)


                                                                       For the Six Months Ended June 30,
                                                                     -----------------------------------

                                                                         2004                  2003
                                                                     -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $   892,230            $ 1,041,681
     Adjustments for non-cash items                                      537,202                834,496
     Changes in working capital                                       (1,367,083)              (587,387)
                                                                     -----------            -----------

             Net cash provided by operating activities                    62,349              1,288,790
                                                                     -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment acquired                                    (593,597)              (738,322)
     Proceeds from sale of equipment                                       2,250                   --
                                                                     -----------            -----------

             Net cash used by investing activities                      (591,347)              (738,322)
                                                                     -----------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                                  1,624,408                237,098
     Issuance of common stock upon exercise of options                    12,500                   --
     Short-term note repayments                                         (542,740)              (417,961)
     Capital lease repayments                                             (5,087)               (23,450)
     Long-term debt repayments                                          (589,423)              (367,982)
                                                                     -----------            -----------

             Net cash provided (used) by financing activities            499,658               (572,295)
                                                                     -----------            -----------


NET CHANGE IN CASH                                                       (29,340)               (21,827)

CASH, at beginning of period                                              39,439                 75,095
                                                                     -----------            -----------


CASH, at end of period                                               $    10,099            $    53,268
                                                                     ===========            ===========


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                    $   255,912            $   375,094
    Income taxes paid                                                $   455,000            $   357,000
    Dividend payments                                                       --              $   105,040

NON-CASH:
    Accrual of preferred dividends                                          --              $   104,200
    Issuance of preferred stock dividends                                   --              $   102,000


                  See accompanying notes to interim condensed consolidated financial statements.

                                                        3

                              ENGlobal Corporation
              Notes To Condensed Consolidated Financial Statements


1.   Basis of Presentation
     ---------------------

     The condensed consolidated financial statements of ENGlobal Corporation ("ENGlobal" or the "Company") included herein, are unaudited for the three and six-month periods ended June 30, 2004 and 2003. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 2003 and 2002, which are included in the Company's annual report on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


2.   Line of Credit and Debt
     -----------------------

     At the end of the reporting period, the Company had a Credit Facility (the "Fleet Credit Facility") with Fleet Capital Corporation ("Fleet") that consisted of a line of credit. The loan agreement positioned the Fleet debt as senior to all other debt. The line of credit was limited to $15,000,000, subject to borrowing base restrictions. The Fleet Credit Facility was collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of June 30, 2004 was $7,180,000. The Fleet Credit Facility was to mature on June 30, 2005. The interest rate was lowered to prime on March 1, 2004 from prime plus .25% by qualifying for the Rate Reduction Performance Factor after demonstrating compliance with the fixed charge ratio covenant for 12 consecutive calendar months. The commitment fee on the unused line of credit was 0.375%. The remaining borrowings available under the line of credit as of June 30, 2004, were $2,948,000 after consideration of the borrowing base limitations and cash timing differences. See Note 11 - Subsequent Events for details of the Company's refinancing of its line of credit on July 27, 2004.

                                                                                  June 30,       December 31,
                                                                                    2004            2003
                                                                              --------------     ------------
                                                                                        (in thousands)
     Fleet Credit Facility - Line of credit, prime (4.0% at June 30,
          2004), maturing in 2005                                              $        7,180     $     5,556
     Equus II - Note payable (unsecured), interest at 9.5%, principal payments in installments of $110,000 plus interest due
          quarterly maturing in December 2005                                           2,120           2,340
     Petrocon Arabia Limited - Note payable (unsecured), interest at 8%, principal due monthly in installments of $25,000, interest paid
          annually, retired in June 2004                                                 --               151
     Petro-Chem - Note payable (unsecured), payments of $25,000 due
          annually, scheduled to mature January 2006                                     --                75
     Sterling Planet and EDGI - Notes payable (unsecured) interest at 5%, principal payments in installments of $15,000 plus interest due
          quarterly maturing in 2008                                                      270               -
      Miscellaneous                                                                         7               7
                                                                               --------------     -----------
                                                                                        9,577           8,129
         Less--current maturities                                                        (507)           (623)
                                                                               --------------     -----------

         Long-term debt, net of current portion                                $        9,070     $     7,506
                                                                               ==============     ===========


         The Petro-Chem note was paid in full on a discounted basis in April 2004.




     Current notes payable includes a note financing our commercial insurance on a short-term basis, with balances of $70,000 and $721,000 as of June 30, 2004 and December 31, 2003, respectively. The note bears interest of 7.25%
     and is payable in monthly installments of principal and interest of $70,000 through July 24, 2004. Also included in current notes payable are notes to Mrs. Senftleber and the Senftleber Family Trust for the acquisition of Senftleber & Associates, L.P. in October 2003. The notes had balances of
     $50,000 at June 30, 2004 and December 31, 2003 and mature in October 2004.

3.   Acquisitions
     ------------

     The Company's acquisition strategy is focused on developing breadth and depth of expertise within the organization by continuing to search for candidates that fit into one of two profiles. First, the Company considers acquisition candidates with revenues in the $10 million range that would provide new service capabilities for its clients. Second, the Company considers acquisition candidates of various sized operations that have capabilities similar to those that the Company currently provides in order to assist the Company in gaining a larger position in a given market segment or geographic location.

     The Company announced that one of its subsidiaries, ENGlobal Design Group
     ("EDG"), purchased certain assets of Tulsa-based Engineering Design Group,
     Inc. ("EDGI") on January 23, 2004. Beginning February 2004, ENGlobal included the EDG operating results in its financial statements. The Company expects that the acquisition of these assets will enhance its capabilities related to various government and public sector facilities. EDG's most active sector is the Automated Fuel Handling Systems that serve the U.S.
     military. In connection with the purchase, EDG issued two $150,000 notes bearing interest at 5% maturing in 2008 and a $2.5 million five-year contingent promissory note, with payments due annually, as part of an earn-out structure based on revenues of the EDG operations over the next five years. There was no cash or stock consideration paid as a result of the transaction.

     The consideration given for the purchase of certain EDGI assets approximated the fair value; therefore no goodwill arose from the transaction. Principal payments on the $2.5 million five-year contingent promissory note will be charged to goodwill.

     The unaudited proforma combined historical results, as if the acquisition had taken place at the beginning of 2003 and 2004, respectively are as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                  --------------------------           ---------------------------
                                                    2004              2003               2004               2003
                                                  --------          --------           --------           --------
                                                         (in thousands)                      (in thousands)
     Revenue as reported                          $ 34,283          $ 29,272           $ 65,275           $ 52,278
     Proforma revenues of EDGI                        --               4,669                486              8,632
                                                  --------          --------           --------           --------
           Proforma revenues                      $ 34,283          $ 33,941           $ 64,789           $ 60,910
                                                  ========          ========           ========           ========

     Net income as reported                       $    421          $    482           $    892           $  1,042
     Proforma income (loss) of EDGI                   --                  (2)              (128)               126
                                                  --------          --------           --------           --------
          Proforma net income                     $    421          $    480           $    764           $  1,168
                                                  ========          ========           ========           ========

     Basic per share data as reported             $   0.02          $   0.02           $   0.04           $   0.05
     Proforma basic per share data                $   0.02          $   0.02           $   0.04           $   0.05

     Diluted per share data as reported           $   0.02          $   0.02           $   0.04           $   0.05
     Proforma diluted per share data              $   0.02          $   0.02           $   0.04           $   0.05



4.   Goodwill
     --------

     In accordance with Statement of Financial Accounting Standards No. 142,
     Goodwill and Other Intangible Assets, goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. Goodwill has been allocated to the Company's two business segments, engineering and systems. The test for impairment is made on each of these reporting segments. No impairment of goodwill has been incurred to date. However, the recent performance of the systems segment may give rise to an impairment during 2004. The Company cannot predict at this time the amount of any such impairment.

5.   Fixed Fee Contracts
     -------------------

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2004 and December 31, 2003:

                                                                              June 30,          December 31,
                                                                               2004                 2003
                                                                             ---------            --------
                                                                                     (in thousands)
Costs incurred on uncompleted contracts                                       $  8,782            $ 14,333
Estimated earnings on uncompleted contracts                                      1,574               1,862
                                                                              --------            --------
     Earned revenues                                                            10,356              16,195
Less billings to date                                                           (9,012)            (15,546)
                                                                              --------            --------
     Net cost and estimated earnings in excess of billings on
     uncompleted contracts                                                    $  1,345            $    649
                                                                              ========            ========

Cost and estimated earnings in excess of billings on uncompleted
contracts                                                                     $  1,518            $  1,023
Less billings and estimated earnings in excess of cost on uncompleted
contracts                                                                         (173)               (374)
                                                                              --------            --------
     Net cost and estimated earnings in excess of billings on
     uncompleted contracts                                                    $  1,345            $    649
                                                                              ========            ========

     The trend of increasing "Net Cost of Estimated Earnings in Excess of Billings" has a negative impact on the Company's cash flows. The Company is taking steps to bring billings on fixed fee contracts current to contract terms.

6.   Preferred Stock Dividends
     -------------------------

     ENGlobal has a class of preferred stock with 5,000,000 shares originally authorized for issuance. The Company issued to Equus II Incorporated
     ("Equus II") 2,500,000 shares of preferred stock and stock dividends totaling 234,833 shares. Par value for the preferred stock was $0.001 with a fair value of $1.00 per preferred share. All of the preferred shares outstanding were converted into 1,149,089 shares of common stock in August
     2003. Following the conversion, the Company reduced the authorized shares of preferred stock to 2,265,167. There are currently no shares of preferred stock issued and outstanding.

7.   Discontinued Operations and Assets Held for Sale
     ------------------------------------------------

     In our ongoing strategic efforts to increase the Company's focus on core engineering consulting services, the Thermaire manufacturing operations and a significant portion of its assets were sold on December 15, 2003.
     Thermaire manufactured air-handling equipment for commercial heating, ventilation and cooling systems. The operating results of the business are included in "Discontinued operations" and the assets and liabilities are separately identified on the Balance Sheet for 2003. In 2004, all liabilities relating to the Thermaire operations have been extinguished and the remaining assets, the land and building, have been prepared for sale and listed with an agent. The assets are identified under current assets as "Assets held for sale".

8.   Employee Stock Purchase Plan
     ----------------------------

     On June 17, 2004, ENGlobal shareholders ratified the Company's adoption of the 2004 Employee Stock Purchase Plan ("Plan"). Beginning April 1, 2004, the Company provided eligible employees with the opportunity and a convenient means to purchase shares of the Company's Common Stock as an incentive to exert maximum efforts for the success of the Company. ENGlobal intends that options to purchase stock granted under the Plan qualify as options granted under an "employee stock purchase plan" as defined in
     Section 423(b) of the Code. The Plan will be construed so as to be consistent with Section 423 of the Code, including the Section 423(b)(5) which requires that all participants have the same rights and privileges with respect to options granted under the Plan. Participants in the initial quarterly offering period contributed $33,000 toward the purchase of 21,700 shares of the Company's Common Stock. The cash contributed by the participants during this initial offering period was applied to the reduction of the Company's long-term debt.

9.   Stock Option Plan
     -----------------

     The Company accounts for its nonqualified incentive stock option plan under the recognition and measurement principles of Accounting Principles Board
     (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under the Company's plan were equal to or greater than the market value of the Company's stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended and six months ended June 30, 2004 and 2003, respectively, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based
     Compensation, as amended by SFAS 148, Accounting for Stock-Based
     Compensation Transition and Disclosure, issued in December 2002.

                                                                         Three Months Ended              Six Months Ended
                                                                              June 30,                       June 30,
                                                                        ----------------------        ---------------------
                                                                         2004           2003           2004           2003
                                                                        -------        -------        -------        ------
                                                                           (in thousands)                 (in thousands)
     Pro forma impact of fair value method (SFAS 148):
          Net income attributable to common stockholders,
          as reported                                                   $   421        $   482        $   892        $   937
          Less compensation expense determined under fair value
          method, net of tax                                                 (5)           (47)           (10)           (48)
                                                                        -------        -------        -------        -------

          Pro forma net income attributable to common
          stockholders                                                  $   416        $   435        $   882        $   889
                                                                        =======        =======        =======        =======

     Earnings per share (basic):
          As reported                                                   $  0.02        $  0.02        $  0.04        $  0.04
          Pro forma                                                     $  0.02        $  0.02        $  0.04        $  0.04
     Earnings per share (diluted):
          As reported                                                   $  0.02        $  0.02        $  0.04        $  0.04
          Pro forma                                                     $  0.02        $  0.02        $  0.04        $  0.04
     Weighted average Black-Scholes fair value assumptions:
          Risk free interest rate                                                            5%                            5%
          Expected life                                              3-10 years      3-10 years    3-10 years      3-10 years
          Expected volatility                                               72%        83% - 93%          72%        83% - 93%
          Expected dividend yield                                          0.0%             0.0%         0.0%             0.0%

10.  Segment Information
     -------------------

     With the sale of the manufacturing segment in December 2003, the Company now operates in two business segments: (1) engineering, providing services primarily to major integrated oil and gas companies; and (2) systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, uninterruptible power systems and battery chargers. Sales and operating income for each segment are set forth in the following table.




                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                             June 30,
                                                 2004                2003                2004                2003
                                               --------            --------            --------            --------
                                                      (in thousands)                         (in thousands)
     Net sales from external customers:
          Engineering                          $ 30,404            $ 25,257            $ 58,004            $ 43,572
          Systems                                 3,879               4,015               7,271               8,706
                                               --------            --------            --------            --------

                    Total                      $ 34,283            $ 29,272            $ 65,275            $ 52,278
                                               ========            ========            ========            ========

     Operating profit (loss):
          Engineering                          $  2,742            $  2,769            $  5,327            $  5,005
          Systems                                  (335)                (95)               (548)                200
          Corporate                              (1,639)             (1,568)             (3,159)             (3,053)
                                               --------            --------            --------            --------

                    Total                      $    768            $  1,106            $  1,620            $  2,152
                                               ========            ========            ========            ========


11.  Subsequent Events
     -----------------
     Refinancing of the Line of Credit

     On July 27, 2004, the Company entered into a new Credit Facility (the "Comerica Credit Facility") with Comerica Bank ("Comerica"). The loan agreement positions Comerica as senior to all other debt. The line of credit is limited to $22,000,000, subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The initial funding on the line of credit totaled $8,612,000. The Comerica Credit Facility matures July 27, 2007. At the election of the Company, the interest rate will be the lesser of prime or a three tiered Eurodollar rate, plus 150, 175, or 200 basis points, based on the ratio of total funded debt to EBITDA for the trailing 12 months of less than 2.00, between 2.00 and 2.50, and greater than 2.50, respectively. The commitment fee on the unused line of credit is 0.250%. The remaining borrowings available under the line of credit as of July 28, 2004 were approximately $7,500,000.

     The Fleet Credit Facility line of credit was paid off on July 28, 2004 as part of the initial funding from Comerica. The Company was in compliance with all covenants under the Fleet Credit Facility as of the last reporting period on June 30, 2004.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month then ended, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of the most recent quarters then ended, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company expects to realize savings in interest charges on the revolving line-of-credit over the term of the Comerica Credit Facility. The Company also gained additional availability under the Comerica Credit Facility which allowed it to retire the Equus II term loan and to realize additional interest savings. The additional availability will also be used to support cash requirements of the Company's acquisition strategy.

     Retirement of Equus II Term Loan

     On July 28, 2004, the Company paid $2,156,000 in principal and interest to Equus II for the balance of the $3 million term loan executed in December 2001. The loan carried interest at 9.5%, with principal and interest payments due quarterly. The loan was scheduled to mature in December 2005. The loan carried no prepayment penalty. Funding for the retirement was made available through the refinancing of the Company's Credit Facility through Comerica. The Company expects to realize savings in interest charges on the term loan over the term of the new Credit Facility.

Item 2.  Management's Discussion And Analysis And Results Of Operations

     Forward-Looking Statements

     Certain information contained in this Quarterly Report on Form 10-Q, the Company's Annual Report to Stockholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company, its subsidiaries, and management, identify forward-looking statements. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth with this Quarterly Report on Form 10-Q and the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements including the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     Results of Operations

     The following is a discussion of the results of operations for the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003 with a discussion of the changes in financial condition during the first six months of 2004.

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30,
     2003

     Total Revenue. Total revenue increased by $5,011,000, or 17%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The engineering segment reported a significant increase in sales during the period, while the systems segment reported a decrease.

                                      Three Months Ended
                                           June 30,
                                   --------------------------
                                                 (in thousands)     Changes from
                                      2004            2003           prior year
                                   ----------       ---------        -----------
Revenues:
     Engineering - labor           $   19,110       $  18,538        $     572
     Engineering - non-labor           11,294           6,719            4,575
                                   ----------       ---------        ---------
          Engineering                   30,404         25,257            5,147

           Systems                       3,879          4,015             (136)
                                   ----------       ---------        ---------
                      Total        $    34,283      $  29,272        $   5,011
                                   ===========      =========        =========

     Revenues from the engineering segment, representing 88.7% of the Company's total revenues, increased by $5,147,000, or 20.4%, from $25,257,000 for the three months ended June 30, 2003 to $30,404,000 for the same period in 2004. The increase is primarily due to $3,644,000 in revenues recognized on material procurement and subcontracting activities on a large co-generation project that began in August 2003 and is scheduled for completion in December 2005.

     Revenues from the systems segment, representing 11.3% of the Company's total revenues, decreased by $136,000, or 3.4%, from $4,015,000 for the three months ended June 30, 2003 to $3,879,000 for the same period in 2004. This decrease is attributable primarily to our subsidiary ENGlobal Systems, Inc. ("ESI"), which experienced a reduction of over $1.5 million in revenues in the second quarter of 2004 compared to the same period in 2003. The revenue reduction resulted primarily from ESI's completion of two large fixed price projects for instrumentation systems for a single client in 2003. ENGlobal Design Group, Inc. ("EDG"), the assets of which were acquired from EDGI in January 2004 and Senftleber in October 2003, contributed revenues of $429,000 and $1,065,000 , respectively, during the three and six month periods to partially offset reduced revenues from the ESI operation.

     Gross Profit. Total gross profit decreased by $84,000 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The engineering segment's gross profit decreased $117,000 while the systems segment's gross profit increased $33,000, when results for the three months ended June 30, 2004 are compared to the results for the three months ended June 30, 2003. Presented below is the gross profit for the three months ended June 30, 2004, by segment, compared to the same period last year, with gross profits also shown as a percentage of corresponding revenue.

                                         Three Months Ended
                                              June 30,
                           ---------------------------------------------------
                                                  (in thousands)                         Changes from
                                    2004                         2003                      prior year
                           ----------------------       ----------------------       ----------------------
 Gross Profit (Loss):
     Engineering           $3,665           12.1%       $3,782           15.0%       $ (117)          (3.1)%
     Systems                  474           12.2%          441           11.0%           33            7.5 %
                           ------                       ------                       ------
               Total       $4,139           12.1%       $4,223           14.4%       $  (84)          (2.0)%
                           ======                       ======                       ======

     Gross profit as a percentage of revenues for the engineering segment decreased from 15.0% for the quarter ended June 30, 2003 to 12.1% for the quarter ended June 30, 2004 primarily due to an increase in material procurement and subcontract activities that provide little or no profit, combined with the loss of revenues providing higher profit contributions.
     The gross profit for engineering services, after excluding procurement and subcontract activities, increased to 17.8% from 17.3% for the three months ended June 30, 2003.

     The systems segment's gross profit as a percent of revenue increased from 11.0% for the quarter ended June 30, 2003 to 12.2% for the same period in 2004. This increase in gross profit as a percent of revenue was primarily due to the Senftleber and EDG acquisitions, which contributed $339,000 in gross profit to the systems segment in the quarter ended June 30, 2004.

     The Company has a partially self-funded medical plan with both specific and aggregate stop loss levels covered by re-insurance. Increased funding of claims during the period have caused monthly operational costs to increase approximately $110,000 per month. The Company is reviewing the current claim trends, plan design and other options in an effort to recover the increase in projected costs.

     Selling, General, and Administrative. Expenses related to selling, general and administrative, including depreciation and amortization, increased
     $254,149, or 8.2%, for the three months ended June 30, 2004 as compared to the same period in 2003. The increase was primarily from combined selling, general, and administrative expenses for EDG, operational since January
     2004; and Senftleber, acquired in October 2003, which totalled $393,000 during the three-month period ended June 30, 2004; plus depreciation and amortization on capital projects and the Beaumont office leasehold improvements completed in 2003. Corporate expenses exceeded budget for the period by $257,000 primarily due to additional salary and legal expenses of $211,000 and $29,000 respectively.

     Operating Income. For the three months ended June 30, 2004, operating income decreased to $768,000, as compared to operating income of $1,107,000 for the threemonth period ended June 30, 2003. The engineering segment's contribution to operating income decreased $28,000 for the second quarter of 2004 as compared to the same period in 2003. The decrease in the systems segment's contribution to operating income was $239,000 for the second quarter of 2004 as compared to the same period in 2003. Gross profit for the systems segment was not sufficient to cover the fixed selling, general, and administrative expenses for that segment.




     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Total Revenue. Total revenue increased by $12,997,000, or 24.9%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The engineering segment reported an increase in sales during the period, while the systems segment reported a decrease in sales.

                                            Six Months Ended
                                                June 30,
                                     -------------------------------
                                              (in thousands)                     Change from
                                       2004                   2003                prior year
                                     --------               --------               --------
Revenues:
    Engineering - labor              $ 38,707               $ 34,501               $  4,206
    Engineering - non-labor            19,297                  9,071                 10,226
                                     --------               --------               --------
          Engineering                  58,004                 43,572                 14,432

         Systems                        7,271                  8,706                 (1,435)
                                     --------               --------               --------

                   Total             $ 65,275               $ 52,278               $ 12,997
                                     ========               ========               ========

     Total revenues in the engineering segment increased by $14,432,000, or 33.1%, to $58,004,000 during the six months ended June 30, 2004 compared to the same period in 2003 due to new contracts and a large co-generation project that began in August 2003 and is scheduled for completion in December 2005. The co-generation project includes revenues resulting from procurement and subcontractor activities in addition to engineering labor revenues. Revenues from procurement and subcontractor activities on the large co-generation project during the six months ended June 30, 2004 were $9,314,000. During the period, our Beaumont office achieved an increase in labor revenues of $3.8 million, or 19.0%, compared to the same period in 2003. Revenues for our Houston and Lake Charles locations decreased $3 million for the six months ended June 30, 2004 as compared to the same period in 2003. However, this decrease was more than offset by a $4 million increase in revenues attributable to our Tulsa, Baton Rouge and Freeport locations.

     Revenues in the systems segment, which represented 11.1% of total revenues, decreased by 16.5%, or $1,435,000, from $8,706,000 for the six months ended
     June 30, 2003 to $7,271,000 for the same period in 2004. The decrease in revenues is due to the conclusion of two large fixed price projects for instrumentation systems for a single client. The Senftleber acquisition in the last quarter of 2003 provided $888,000 in revenues and the acquisition of certain assets of EDGI in January 2004 provided $1,929,000 in revenues for the period ended June 30, 2004.

     Gross Profit. Gross profit increased $286,000, or 3.5%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.
     Gross profit and gross profit as a percentage of revenue for those periods are reflected in the following table:

                                                      Six Months Ended
                                                          June 30,
                                     --------------------------------------------------
                                                        (in thousands)                              Change from
                                              2004                          2003                     prior year
                                     ----------------------       ----------------------       ---------------------
Gross Profit (loss):
  Engineering                        $7,307           12.6%       $6,905           15.8%       $  402          5.8 %
  Systems                               993           13.7%        1,245           14.3%         (252)         (20.2)%
                                     ------                       ------                        -----
           Total                     $8,300           12.7%       $8,150           15.9%       $  150          1.8 %
                                     ======                       ======                        =====

     Gross profit in the engineering segment decreased from 15.8% for the six months ended June 30, 2003, to 12.6% for the six months ended June 30, 2004. The decrease was primarily due to an increase in material procurement and subcontract activities that provide little or no profit combined with the loss of revenues providing higher profit contributions. The margin for engineering services, after excluding procurement activities, was 17.4%, unchanged from the six months ended June 30, 2003.

     The systems segment's gross profit decreased $252,000, or 20.2%, from $1,245,000 to $993,000 for the six months ended June 30, 2003 and 2004, respectively. Gross profit as a percent of revenue declined from 14.3% for the six months ended June 30, 2003 to 13.7% for the same period in 2004. This decline in gross profit was due primarily to budget over-runs on fixed-price projects and competitive market pressures on contract pricing. The Senftleber and EDG operations contributed $615,000 in gross profit to the systems segment for the period ended June 30, 2004.

     Selling, General, and Administrative. Expenses related to selling, general and administrative, including depreciation and amortization, increased $681,000, or 11.4%, for the six months ended June 30, 2004 as compared to the same period in 2003. The increase was primarily due to the combined selling, general, and administrative expenses for EDG, operational since January 2004; and Senftleber, acquired in October 2003, which totalled $718,000 during the six months ended June 30, 2004; plus depreciation and amortization on capital projects and the Beaumont office leasehold improvements completed in 2003. Corporate expenses have exceeded budget for the period by $406,000 primarily due to additional salary and legal expenses of $335,000 and $55,000 respectively.

     Operating Income. Operating income decreased by $532,000 to $1,620,000 for the six months ended June 30, 2004, compared to $2,152,000 for the same period in 2003. As a percentage of revenues, operating income decreased from 2.4% in 2003 to 4.1% in 2004 for the same periods. The decrease is attributable primarily to the systems segment, which contributed $453,030 less to operating income during the first six months of 2004 than during the same period in 2003 before deducting corporate selling, general, and administrative expenses.

     Net Income. Net income after taxes decreased by $150,000, or 14.4%, from $1,042,000 to $892,000 for the six months ended June 30, 2003 and 2004, respectively. As a percentage of total revenue, the net income percentage decreased from 2.0% to 1.4% for the same periods. Interest expense for the six months ended June 30, 2004 was $124,900, or 30.1%, lower than interest expense for the same period in 2003, due to lower interest on our senior debt.

     Liquidity and Capital Resources

     Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit with Fleet. As of June 30, 2004, we had working capital of $9.4 million. Long-term debt on June 30, 2004 was $9.6 million, including $7.2 million outstanding under the Fleet Credit Facility, and other long-term debt of $2.4 million.

     The Fleet loan agreement was in effect on June 30, 2004, but was replaced on July 28, 2004, as discussed below. The Fleet debt was senior to all other debt with the Fleet Credit Facility being limited to $15,000,000, subject to borrowing base restrictions. The Fleet Credit Facility was collateralized by substantially all the assets of the Company. At June 30, 2004, $7,180,000 was outstanding on the Credit Facility. The interest rate on the line of credit was lowered to prime on March 1, 2004 from prime plus .25% by qualifying for the Rate Reduction Performance Factor after demonstrating compliance with the fixed charge ratio covenant for twelve consecutive calendar months. The commitment fee on the unused line of credit was 0.375%.

     As of June 30, 2004 we had three long-term notes payable that were subordinate to the Fleet Credit Facility with remaining balances as follows:

          o $2.1 million to Equus II which bore interest at 9.5% and was scheduled to mature in 2005. Principal amounts of $110,000 were paid quarterly with accrued interest. This debt was retired on July 28, 2004.

          o $270,000 in two notes of $135,000 each to Sterling Planet and EDGI, each bearing interest at 5% and maturing in 2008. Principal amounts of $15,000 are payable quarterly with accrued interest. The Sterling Planet and EDGI notes were issued as part of the purchase of certain assets of EDGI.

     As of June 30, 2004, management believes the Company's cash position is sufficient to meet its working capital requirements. EBITDA, earnings before interest, taxes, depreciation and amortization, for the three months ended June 30, 2004 was $1,040,000. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

     On July 27, 2004, the Company placed its Credit Facility with Comerica Bank (the "Comerica Credit Facility"). The new loan agreement positions Comerica as senior to all other debt. The line of credit is limited to $22,000,000, subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The initial funding on the line of credit totaled $8,612,000. The Comerica Credit Facility matures July 27, 2007. At the election of the Company, the interest rate will be the lesser of prime or a three tiered Eurodollar rate, plus 150, 175, or 200 basis points, respectively based on the ratio of total Funded Debt to EBITDA for the trailing 12 months of less than 2.00, between 2.00 and 2.50, and greater than 2.50. The commitment fee on the unsecured line of credit is 0.250%. The remaining borrowings available under the line of credit as of July 28, 2004 were approximately $7,500,000.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month then ended, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus Net Worth; and total funded debt to Accounts/Unbilled receivables. The Company is also required, as of the end of the most recent quarters then ended, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company expects to realize savings in interest charges on the revolving line-of-credit over the term of the Comerica Credit Facility.

     On July 28, 2004, the Company paid $2,156,000 in principal and interest to Equus II for the balance of the $3 million term loan executed in December 2001. The loan bore interest at 9.5%, with principal and interest payments due quarterly. The loan was scheduled to mature in December 2005. The loan carried no prepayment penalty. Funding for the retirement was made available through the refinancing of the Company's credit facility through Comerica. The Company expects to realize savings in interest charges on the term loan over the term of the Comerica Credit Facility.

     Cash Flow

     Operating activities provided net cash totaling $62,000 and $1,289,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in cash provided by operating activities primarily reflects the timing of payments of accounts payable for the six months ended June 30, 2004, as compared to the same period in 2003. However, this decrease in cash was offset to some extent by a reduction of our accounts receivable in 2004.

     Investing activities used cash totaling $591,000 for the six months ended June 30, 2004 and $738,000 for the same period in 2003. The Company's investing activities during the period ended June 30, 2004 were for the purchase of property and equipment. No cash or stock consideration was paid as a result of the EDG purchase of certain assets of EDGI.

     Financing activities provided net cash totaling $499,700 for the six months ended June 30, 2004, as compared to a net use of cash of $572,000 for the same period in 2003. Borrowings on the Fleet Credit Facility were $76 million and payments on the Fleet Credit Facility were $74 million. Repayments of long-term and short-term debt were $1.1 million.

     The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected within 90 days of the original invoice date, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such events occur, the Company would be forced to consider alternative financing options.

     Asset Management

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $18.0 million and $20.2 million at June 30, 2004 and December 31, 2003, respectively. The number of days' sales outstanding in trade accounts receivable was 53 days and 54 days at June 30, 2004 and December 31, 2003, respectively. Retention receivables increased to $832,000 at June 30, 2004 from $394,000 at December 31, 2003. The increase is primarily the result of two significant cost-reimbursible projects on contracts requiring retainage to be held until such projects are completed and accepted by the owner.

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

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility.

     As of July 28, 2004, $8,612,000 was borrowed under the Comerica Credit Facility. Accruing interest at the current Eurodollar rate of 4.25% plus 150 basis points per year, excluding amortization of prepaid financing cost, a 10% increase in the short-term borrowing rates on the Comerica Credit Facility outstanding as of July 28, 2004 would be 30.5 basis points. Such an increase in borrowing rates would increase our annual interest expense by approximately $26,000, assuming the amount of debt outstanding remains constant.

     This analysis does not consider the effects this movement may have on other variables including changes in revenue volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects discussed above.

Item 4.   Controls and Procedures

     With the participation of management, the Company's chief executive officer and chief financial officer reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the period ended June 30, 2004 and have concluded that they are effective as of June 30, 2004, in providing reasonable assurance that such information is identified and communicated on a timely basis. During the quarter ended June 30, 2004, there have been no significant changes in the Company's internal controls for financial reporting or in other factors that could significantly affect these controls, including discovery of any significant deficiencies or material weaknesses in the Company's internal controls that would require corrective action. In connection with new federal and American Stock Exchange rules, the Company is currently in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with its business.

PART II.  Other Information

Item 1.   Legal Proceedings

     From time to time, the Company and its subsidiaries become parties to various legal proceedings arising in the ordinary course of normal business activities. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel any liability arising from such matters, individually or in the aggregate, are not expected to have a material affect upon the consolidated financial position or operations of the Company, after giving effect of recorded reserves. The Company is currently a party to the following legal proceedings.

     Engineered Carbons, Inc. filed a claim in 2000 against the Company in the 60th District Court of Jefferson County, Texas, alleging failure of contractual performance purportedly caused by faulty design. This claim has been accepted, without reservation by the Company's errors and omissions insurance carrier. The Company has reserved the amount of its deductible under such insurance. Engineered Carbons, Inc. has offered to settle the case for an amount within the Company's errors and omissions policy limits. While denying any liability whatsoever, the Company has made demand on the carrier to settle the case within the policy limits. Until the case is settled, the Company is cooperating with the carrier to contest the case vigorously.

     During 2003, the Company, its subsidiaries, and more than 40 other parties were named defendants in several petitions for damages filed in various district courts in Louisiana (East Baton Rouge, Calcasieu, Iberville, Ascension, and Orleans Parishes) on behalf of former employees of Barnard and Burk, Inc. The plaintiffs, who allege exposure to asbestos during the course of their employment, were employees of Barnard and Burk, Inc. during a period covering the late 1950's through the early 1980's at facilities located within the State of Louisiana. In 1994, AMEC Engineering, Inc. assigned the trade name "Barnard and Burk" to RPM Engineering, Inc. along with selected assets. No liabilities were acquired by RPM. The Company's wholly-owned subsidiary, ENGlobal Engineering, Inc., formerly known as Petrocon Engineering, Inc., acquired RPM (along with the "Barnard and Burk" trade name) in 1996 pursuant to a stock purchase agreement. Because Petrocon acquired only the "Barnard and Burk" trade name, and none of its liabilities, the Company is seeking to be extricated from the suits via summary judgment. The Company believes the lawsuits are without merit and intends to defend them vigorously.


Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Stockholders of the Company was held on June 17, 2004 at 10:00 a.m. at The Greenspoint Club in Houston, Texas. A total of 20,303,459 shares of common stock, or 84.5% of the shares outstanding on April 22, 2004, were represented at the meeting, either in person or by proxy. The stockholders approved two proposals. The vote tabulations follow:

1. The following directors were elected to serve until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

         Directors                                    For               Withheld
         ---------                                    ---               --------
         Michael L. Burrow, P.E.                  19,878,990             424,469
         William A. Coskey, P.E.                  20,173,978             129,481
         David W. Gent, P.E.                      20,173,978             129,481
         David C. Roussel                         20,173,078             130,381
         Randall B. Hale                          20,173,078             130,381

2. Approval and ratification of the adoption of the ENGlobal Corporation 2004 Employee Stock Purchase Plan under which employees may purchase Common Stock from the Company at discount to market prices.

             For            Against           Abstain           Withheld
             ---            -------           -------           --------
          16,216,259        200,016            15,449          3,871,735

         These were all of the matters submitted to the Stockholders at the Annual Meeting.


Item 5.   Other Information

          None.

Item 6.    Exhibits and Reports on Form 8-K

     a.    Exhibits

     10.1 Credit Agreement by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated July 27, 2004, incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2004

     10.2 Security Agreement by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated July 27, 2004, incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2004

     10.3 Master Revolving Note by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated July 27, 2004, incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2004

     10.4        Executive Level Incentive Plan

     10.5 Employee Stock Purchase Plan, incorporated by reference to the Company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on March 12, 2004.

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Second Quarter 2004

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Second Quarter2004

     32.1 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18u.s.c. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2004

     b. Current Reports on Form 8-K

         We filed two reports on Form 8-K under Item 9. Regulation FD Disclosure during the quarter ended June 30, 2004. On May 7, 2004, we reported the Company's earnings for the first quarter ended March 31, 2004. On June 30, 2004, we filed restated financial statements reflecting the divestiture of the manufacturing segment.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ENGlobal Corporation

Dated: August 10, 2004           By:  /s/ Robert W. Raiford
                                     -------------------------------------------
                                     Robert W. Raiford, Chief Financial Officer
                                     and Treasurer