Form 10-Q
period 2004-09-30
ENGLOBAL CORP
filed 2004-11-12
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004


 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        Commission File Number: 001-14217


                              ENGlobal Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     Nevada
                          ------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   88-0322261
                      -------------------------------------
                     (I.R.S. Employer Identification Number)


      600 Century Plaza Drive, Suite 140, Houston, Texas            77073-6033
      --------------------------------------------------            ----------
        (Address of Principal Executive Offices)                     (Zip Code)

                                 (281) 821-3200
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of November 2, 2004.

$0.001 Par Value Common Stock................................23,448,597 shares

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

Part I.      Financial Information

   Item 1.   Financial Statements

             Condensed Consolidated Statements of Income for the
             Three Months Ended and the Nine Months Ended
             September 30, 2004 and September 30, 2003........................1

             Condensed Consolidated Balance Sheets at
             September 30, 2004 and December 31, 2003.........................2

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2004 and
             September 30, 2003...............................................3

             Notes to Condensed Consolidated Financial Statements..........4-10

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................11-20

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk......20

   Item 4.   Controls and Procedures.........................................20

Part II.     Other Information

   Item 1.   Legal Proceedings...............................................21

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....21

   Item 3.   Defaults Upon Senior Securities.................................21

   Item 4.   Submission of Matters to a Vote of Security Holders.............21

   Item 5.   Other Information...............................................21

   Item 6.   Exhibits........................................................21

             Signature.......................................................22



Part I.         Financial Information
Item 1.         Financial Statements


                                                     ENGlobal Corporation
                                          Condensed Consolidated Statements Of Income
                                                          (Unaudited)

                                                                     For the Three Months Ended        For the Nine Months Ended
                                                                           September 30,                     September 30,
                                                                -------------------------------     -------------------------------
                                                                    2004               2003              2004              2003
                                                                -------------     -------------     -------------     -------------

OPERATING REVENUE                                               $  37,272,033     $  35,435,192     $ 102,547,298     $  87,713,230
OPERATING EXPENSE:
    Direct cost                                                    32,452,087        31,093,865        89,291,398        75,221,803
    Selling, general and administrative                             3,256,566         2,933,411         9,535,940         8,553,969
    Depreciation and amortization                                     321,034           216,895           857,863           594,853
                                                                -------------     -------------     -------------     -------------
    Total operating expense                                        36,029,687        34,244,171        99,685,201        84,370,625
                                                                -------------     -------------     -------------     -------------

    Operating income                                                1,242,346         1,191,021         2,862,097         3,342,605

OTHER INCOME (EXPENSE):
    Other income (expense)                                             23,996          (316,599)           52,064          (360,219)
    Interest income (expense), net                                   (122,211)         (203,624)         (418,167)         (610,543)
                                                                -------------     -------------     -------------     -------------

    Total other income (expense)                                      (98,215)         (520,223)         (366,103)         (970,762)
                                                                -------------     -------------     -------------     -------------


INCOME BEFORE PROVISION FOR INCOME TAX                              1,144,131           670,798         2,495,994         2,371,843

PROVISION FOR INCOME TAX                                              389,005           277,276           848,638           900,813
                                                                -------------     -------------     -------------     -------------
INCOME FROM CONTINUING OPERATIONS                                     755,126           393,522         1,647,356         1,471,030

LOSS FROM DISCONTINUED OPERATIONS, Net of tax benefit
     ($7,675 and $27,211 respectively)                                   --             (11,512)             --             (47,339)
                                                                -------------     -------------     -------------     -------------
NET INCOME                                                            755,126           382,010         1,647,356         1,423,691

PREFERRED STOCK DIVIDENDS                                                --              26,900              --             131,100
                                                                -------------     -------------     -------------     -------------

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS                       $     755,126     $     355,110     $   1,647,356     $   1,292,591
                                                                =============     =============     =============     =============

EARNINGS PER COMMON SHARE (BASIC)
     From continuing operations                                 $         .03     $         .02     $         .07     $         .06
     From discontinued operations                                        --                --                --                --
                                                                -------------     -------------     -------------     -------------
     From net income                                            $         .03     $         .02     $         .07     $         .06
                                                                =============     =============     =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         24,060,689        23,447,429        24,043,734        23,056,609
     (BASIC)

EARNINGS PER COMMON SHARE (DILUTED)
     From continuing operations                                 $         .03     $         .01     $         .07     $         .05
     From discontinued operations                                        --                --                --                --
                                                                -------------     -------------     -------------     -------------

     From net income                                            $         .03     $         .01     $         .07     $         .05
                                                                =============     =============     =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         24,216,826        24,061,823        24,199,871        23,637,894
     (DILUTED)

                           See accompanying notes to interim condensed consolidated financial statements.





                                               ENGlobal Corporation
                                       Condensed Consolidated Balance Sheets

                                                                                     September 30,        December 31,
                                                                                         2004                2003
                                                                                     -------------        ------------
                                                                                    (unaudited)
                                  ASSETS
                                  ------
CURRENT ASSETS:
    Cash                                                                             $     15,490        $     39,439
    Accounts receivable - trade, less allowance for doubtful accounts of
         approximately $472,000 for 2004 and $376,000 for 2003                         21,390,218          20,244,172
    Cost and estimated earnings in excess of billings on uncompleted
contracts                                                                               1,022,893           1,022,726
    Prepaid and other                                                                     808,851           1,260,296
    Inventory                                                                             128,920             118,340
    Assets held for sale                                                                  678,106                --
    Deferred tax asset                                                                    477,000             477,000
                                                                                     ------------        ------------
         Total current assets                                                          24,521,478          23,161,973

NET ASSETS FROM DISCONTINUED OPERATIONS                                                      --               860,728
PROPERTY AND EQUIPMENT, net                                                             4,755,084           4,302,430
GOODWILL                                                                               13,838,523          13,752,564
OTHER ASSETS                                                                              652,442             452,695
                                                                                     ------------        ------------
         Total assets                                                                $ 43,767,527        $ 42,530,390
                                                                                     ============        ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
    Accounts payable - trade                                                         $  7,182,936        $  9,821,030
    Accrued salaries and benefits                                                       7,173,928           4,302,137
    Notes payable                                                                          50,000             771,225
    Current portion - long term debt                                                      293,760             623,230
    Current portion - capital lease                                                         7,789                --
    Billings in excess of costs                                                           847,179             374,339
    Income tax payable                                                                    271,293             103,609
    Other liabilities                                                                     555,032             661,699
                                                                                     ------------        ------------
         Total current liabilities                                                     16,381,917          16,657,269
                                                                                                           16,381,917

    Net liabilities from discontinued operations                                             --                24,164
    Long term debt, net of current portion                                              7,938,981           7,506,062
    Capital lease payable, net of current portion                                           2,222              12,042
    Deferred tax liability                                                                156,000             156,000
                                                                                     ------------        ------------

          Total liabilities                                                            24,479,120          24,355,537

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value; 75,000,000 shares authorized; 23,423,618 and
       24,034,288 outstanding and 24,075,995 and 24,034,288 issued at September
       30, 2004 and December 31, 2003,
       respectively                                                                        24,076              24,034
    Treasury stock, at cost 652,377 shares and no shares at September 30,
       2004 and December 31, 2003, respectively                                          (592,231)               --
    Additional paid-in capital                                                         12,152,769          12,094,382
    Retained earnings                                                                   7,703,793           6,056,437
                                                                                     ------------        ------------

         Total stockholders' equity                                                    19,288,407          18,174,853
                                                                                     ------------        ------------

         Total liabilities and stockholders' equity                                  $ 43,767,527        $ 42,530,390
                                                                                     ============        ============


                             See accompanying notes to interim condensed consolidated financial statements.




                              ENGlobal Corporation
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)



                                                                 For the Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                      2004                    2003
                                                                  -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $ 1,647,356              $ 1,423,691
     Adjustments for non-cash items                                   860,882                1,384,325
     Changes in working capital                                      (165,651)               1,047,667
                                                                  -----------              -----------
             Net cash provided by operating activities              2,342,587                3,855,683
                                                                  -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment acquired                                 (858,929)              (1,049,280)
     Proceeds from sale of equipment                                    3,260                  554,865
                                                                  -----------              -----------
             Net cash used by investing activities                   (855,669)                (494,415)
                                                                  -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on line of credit                    1,764,448               (2,159,841)
     Issuance of common stock upon exercise of options                 58,429                   21,250
     Short-term note repayments                                      (719,395)                (484,021)
     Capital lease repayments                                          (6,186)                 (36,517)
     Long-term debt repayments                                     (2,608,163)                (651,974)
                                                                  -----------              -----------
             Net cash used by financing activities                 (1,510,867)              (3,311,103)
                                                                  -----------              -----------

NET CHANGE IN CASH                                                    (23,949)                  50,165

CASH, at beginning of period                                           39,439                   75,095
                                                                  -----------              -----------

CASH, at end of period                                            $    15,490              $   125,260
                                                                  ===========              ===========

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                 $   328,386              $   574,240
    Income taxes paid                                             $   701,982              $   547,210
    Dividend payments                                             $      --                $   105,040

NON-CASH:
    Accrual of preferred dividends                                $      --                $   131,100
    Issuance of preferred stock dividends                         $      --                $   146,833
    Conversion of all preferred stock to common                   $      --                $ 2,734,834
    Goodwill upon acquisition of Petro-Chem                       $      --                $    75,000
    Issuance of notes for EDGI assets                             $   300,000              $      --
    Issuance of note for AmTech assets                            $    50,000              $      --
    Record debt for acquisition of treasury stock                 $   592,231              $      --


              See accompanying notes to interim condensed consolidated financial statements.

                                                    3

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation
   ---------------------

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein, are unaudited for the three and nine-month periods ended September 30, 2004 and 2003. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 2003 and 2002, which are included in the Company's annual reports on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


2. Line of Credit and Debt
   -----------------------

     At the end of the reporting period, the Company had a Credit Facility with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 27, 2007 (the "Comerica Credit Facility"). The loan agreement positioned Comerica as senior to all other debt. The line of credit is limited to $22.0 million, subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of September 30, 2004 was $7.3 million. At the election of the Company, the interest rate will be the lesser of prime or a three tiered Eurodollar rate, plus 150, 175, or 200 basis points, respectively, based on the ratio of total funded debt to EBITDA for the trailing 12 months of less than 2.00, between 2.00 and 2.50, and greater than 2.50, respectively. The commitment fee on the unused line of credit is 0.250%. The remaining borrowings available under the line of credit as of September 30, 2004 were $14.5 million after consideration of borrowing base limitations and cash timing differences.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month then ended, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of the last reporting period on September 30, 2004.




                                             ENGlobal Corporation
                            Notes to Condensed Consolidated Financial Statements


                                                                           September 30,    December 31,
                                                                               2004             2003
                                                                         ---------------------------------
                                                                                    (in thousands)
Schedule of long-term debt:

Comerica Credit Facility - Line of credit, prime (4.5% at September
     30, 2004), maturing in July 2007                                     $       7,321      $         -
Fleet Credit Facility - Line of credit, retired in July 2004                          -            5,556
Equus II - Note payable (unsecured), interest at 9.5%, principal payments in installments of $110,000 plus interest due
     quarterly scheduled to mature in December 2005, retired in July
     2004                                                                             -            2,340
Petrocon Arabia Limited - Note payable (unsecured), interest at 8%, principal due monthly in installments of $25,000, interest paid
     annually, retired in June 2004                                                   -              151
Petro-Chem - Note payable (unsecured), payments of $25,000 due annually, scheduled to mature January 2006, retired in April
     2004                                                                             -               75
Sterling Planet and EDGI - Notes payable (unsecured) interest at 5%, principal payments in installments of $15,000 plus interest due
     quarterly, maturing in December 2008                                           270                -
 AmTech - Note payable (unsecured), non-interest bearing, principal payments in installments of $25,000 due annually,  scheduled
      to mature January 2006                                                         50                -
 Significant PEI Shareholders (See Note 11)                                         592
 Miscellaneous                                                                        -                7
                                                                          -------------      -----------
    Total long-term debt                                                          8,233            8,129
    Less--current maturities                                                       (294)            (623)
                                                                          -------------      -----------
    Long-term debt, net of current portion                                $       7,939      $     7,506
                                                                          =============      ===========


     Current notes payable include notes to Mrs. Senftleber and the Senftleber Family Trust for the acquisition of Senftleber & Associates, L.P. in October 2003. The notes had balances of $50,000 at September 30, 2004 and December 31, 2003 and mature in October 2004.

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

     In September 2004, the Company retained Sanders Morris Harris as the exclusive advisor to the Company to identify strategic acquisition opportunities and assist the Company in evaluating and negotiating the terms of potential strategic transactions. Sanders Morris Harris is a full service investment bank focused on providing corporate finance and merger and acquisition services to private and public middle-market companies. In connection with its engagement, Sanders Morris Harris will assist the Company in formulating, evaluating and implementing possible alternatives for enhancing shareholder value. The Company emphasized that there is no assurance the strategic review will lead to any transaction and that it is committed to its continuing operations while strategic opportunities are identified and reviewed.

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


     One of the Company's subsidiaries, ENGlobal Design Group ("EDG"), purchased certain assets of Tulsa-based Engineering Design Group, Inc. ("EDGI") effective February 1, 2004. The Company expects that the acquisition of these assets will enhance its capabilities related to various government and public sector facilities. EDG's most active sector is the Automated Fuel Handling Systems that serve the U.S. military. In connection with the purchase, EDG issued two $150,000 notes bearing interest at 5% maturing in December 2008 and a $2.5 million five-year contingent promissory note, with payments due annually, as part of an earn-out structure based on revenues of the EDG operations over the next five years. EDG did not pay any cash or issue any stock in the transaction. The original consideration given for the purchase of certain EDGI assets approximated the fair value; therefore no goodwill arose from the transaction. Principal payments on the $2.5 million five-year contingent promissory note will be charged to goodwill.

     The unaudited proforma combined historical results, as if the EDGI asset acquisition had taken place at the beginning of 2003 and 2004, respectively, are as follows:


                                              Three Months Ended                       Nine Months Ended
                                                September 30,                           September 30,
                                         -----------------------------           -----------------------------
                                            2004               2003                 2004                2003
                                         ----------         ----------           ---------           ---------
                                                (in thousands)                         (in thousands)

Revenue as reported                      $   37,272          $  35,435           $ 102,547           $  87,713
Proforma revenues of EDGI                      --                2,401                 486              11,033
                                         ----------          ---------           ---------           ---------
     Proforma revenues                   $   37,272          $  37,836           $ 103,033           $  98,746
                                         ==========          =========           =========           =========

Net income as reported                   $      755          $     382           $   1,647           $   1,424
Proforma loss of EDGI                          --               (1,003)               (128)               (877)
                                         ----------          ---------           ---------           ---------
     Proforma net income                 $      755          $    (621)          $   1,519           $     547
                                         ==========          =========           =========           =========

Basic per share data as reported         $      .03          $    (.03)          $     .07           $     .06
Proforma basic per share data            $      .03          $    (.03)          $     .06           $     .02

Diluted per share data as reported       $      .03          $    (.03)          $     .07           $     .06
Proforma diluted per share data          $      .03          $    (.03)          $     .06           $     .02


4. Goodwill
   --------

     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. Goodwill has been allocated to the Company's two reportable segments. The test for impairment is made on each of these reporting segments. No impairment of goodwill has been incurred to date. The Company cannot predict at this time the amount of any such impairment.

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


5. Fixed Fee Contracts
   -------------------
     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2004 and December 31, 2003:

                                                                               September 30,      December 31,
                                                                                   2004               2003
                                                                               -------------      ------------
                                                                                         (in thousands)

Costs incurred on uncompleted contracts                                          $  6,955            $ 14,333
Estimated earnings on uncompleted contracts                                         1,234               1,862
                                                                                 --------            --------
          Earned revenues                                                            8,189              16,195
Less billings to date                                                              (8,013)            (15,546)
                                                                                 --------            --------
          Net cost and estimated earnings in excess of billings on
                   uncompleted contracts                                         $    176            $    649
                                                                                 ========            ========

Cost and estimated earnings in excess of billings on uncompleted
     contracts                                                                   $  1,023            $  1,023
Less billings and estimated earnings in excess of cost on uncompleted
     contracts                                                                       (847)               (374)
                                                                                 --------            --------
          Net cost and estimated earnings in excess of billings on
                 uncompleted contracts                                           $    176            $    649
                                                                                 ========            ========

6. Preferred Stock Dividends
   -------------------------

     ENGlobal has a class of preferred stock with 5,000,000 shares originally authorized for issuance. The Company issued to Equus II Incorporated ("Equus II") 2,500,000 shares of preferred stock and stock dividends totaling 234,833 shares. Par value for the preferred stock was $0.001 with a liquidation preference value of $1.00 per share. All preferred shares outstanding were converted into 1,149,089 shares of common stock in August 2003. Following the conversion, the Company reduced the authorized shares of preferred stock to 2,265,167. There are currently no shares of preferred stock issued and outstanding.

7. Discontinued Operations and Assets Held for Sale
   ------------------------------------------------

     In our ongoing strategic efforts to increase the Company's focus on core engineering consulting services, the Thermaire manufacturing operations and a significant portion of its assets were sold on December 15, 2003. Thermaire manufactured air-handling equipment for commercial heating, ventilation and cooling systems. The operating results of the business are included in "Discontinued operations" and the assets and liabilities are separately identified on the Balance Sheet for 2003. As of 2004, all liabilities relating to the Thermaire operations have been extinguished and the remaining assets, the land and building, have been prepared for sale and listed with an agent.

8. Employee Stock Purchase Plan
   ----------------------------

     On June 17, 2004, ENGlobal shareholders ratified the Company's adoption of the 2004 Employee Stock Purchase Plan ("Plan"). Beginning April 2004, the Company provided eligible employees with the opportunity and a convenient means to purchase shares of the Company's Common Stock as an incentive to exert maximum efforts for the success of the Company. ENGlobal intends that options to purchase stock granted under the Plan qualify as options granted under an "employee stock purchase plan" as defined in Section 423(b) of the Code. The Plan will be construed so as to be consistent with Section 423 of the Code, including Section 423(b)(5) which requires that all participants have the same rights and privileges with respect to options granted under the Plan. The cash contributed by the participants has been used to meet the Company's cash requirements or has been applied to the reduction of the Company's long-term debt.

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


9. Stock Option Plan
   -----------------

     The Company accounts for its nonqualified incentive stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under the Company's plan were equal to or greater than the market value of the Company's stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share for the three months ended and nine months ended September 30, 2004 and 2003, respectively, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, issued in December 2002.

                                                                              Three Months Ended          Nine Months Ended
                                                                                 September 30,               September 30,
                                                                             ---------------------       ---------------------
                                                                               2004         2003           2004         2003
                                                                             -------       -------       -------       -------
                                                                                 (in thousands)             (in thousands)
Pro forma impact of fair value method (SFAS 148):
     Net income attributable to common stockholders, as reported $           $   755       $   355       $ 1,647       $ 1,293
     Less compensation expense determined under fair value
     method, net of tax                                                           (4)          (14)         (132)          (56)
                                                                             -------       -------       -------       -------
     Pro forma net income attributable to common stockholders                $   751       $   341       $ 1,515       $ 1,237
                                                                             =======       =======       =======       =======

Earnings per share (basic):
     As reported                                                             $  0.03       $  0.02       $  0.07       $  0.06
     Pro forma                                                               $  0.03       $  0.01       $  0.07       $  0.05
Earnings per share (diluted):
     As reported                                                             $  0.03       $  0.01       $  0.07       $  0.05
     Pro forma                                                               $  0.03       $  0.01       $  0.06       $  0.05
        Weighted average Black-Scholes fair value assumptions:
             Risk free interest rate                                              5%            5%            5%            5%
             Expected life                                                3-10 years    3-10 years    3-10 years    3-10 years
             Expected volatility                                                 61%     83% - 93%           61%     83% - 93%
             Expected dividend yield                                            0.0%          0.0%          0.0%          0.0%


10. Segment Information
    -------------------

     With the sale of the manufacturing segment in December 2003, the Company now operates in two business segments: (1) engineering, providing services primarily to major integrated oil and gas companies; and (2) systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, and uninterruptible power systems and battery chargers. Revenue and operating income for each segment are set forth in the following table.

                                                   Three Months Ended                    Nine Months Ended
                                                     September 30,                          September 30,
                                              ----------------------------          ----------------------------
                                                2004               2003               2004                2003
                                              ---------          ---------          ---------         ----------
                                                     (in thousands)                      (in thousands)
Revenue:
     Engineering                              $  32,796          $  32,376          $  92,730          $  75,948
     Systems                                      4,476              3,059              9,817             11,765
                                                                 ---------          ---------          ---------
               Total revenue                  $  37,272          $  35,435          $ 102,547          $  87,713
                                              =========          =========          =========          =========

Operating income (loss):
     Engineering                              $   2,589          $   2,887          $   7,672          $   7,891
     Systems                                        439               (144)               134                 57
     Corporate                                   (1,786)            (1,552)            (4,944)            (4,605)
                                              ---------          ---------          ---------          ---------
               Total operating income         $   1,242          $   1,191          $   2,862          $   3,343
                                              =========          =========          =========          =========

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


11. Commitments and Contingencies
    -----------------------------

     In connection with the 2001 merger of Petrocon Engineering, Inc. ("Petrocon") and a wholly owned subsidiary of ENGlobal Corporation, certain former Petrocon shareholders (the "Significant PEI Shareholders") entered into an Indemnification Escrow Agreement, an Option Escrow Agreement, a Voting Agreement and a Significant PEI Shareholder Voting Agreement (collectively, the "2001 Agreements"). In August 2004, the Company and the requisite percentage of Significant PEI Shareholders entered into a Termination Agreement (the "Termination Agreement") terminating the 2001 Agreements. The 2001 Agreements included the following:

          Indemnification Escrow. Pursuant to the Indemnification Escrow Agreement, 1,000,000 shares of ENGlobal common stock owned by the Significant PEI Shareholders were deposited into an escrow to serve as a fund against which the Company could make claims for indemnity pursuant to the Merger Agreement with Petrocon. Pursuant to the terms of the Termination Agreement, the remaining shares in the Indemnification Escrow agreement will be released pro rata to the Significant PEI Shareholders.

          Voting Agreement. ENGlobal, the Significant PEI Shareholders, and certain other parties entered into a Voting Agreement which obligated the parties thereto to vote for certain persons to serve on the Board of Directors of ENGlobal. Pursuant to the terms of the Termination Agreement, the Voting Agreement has been terminated.

          Significant PEI Shareholder Voting Agreement. The Significant PEI Shareholders entered into a Significant PEI Shareholders Voting Agreement governing the manner in which they would designate three ENGlobal director nominees under the Voting Agreement and vote shares held in escrow. Pursuant to the terms of the Termination Agreement, the Significant PEI Shareholders Voting Agreement has been terminated.

          Option Escrow. Pursuant to the Option Escrow Agreement, the Significant PEI Shareholders deposited 1,737,473 shares of ENGlobal common stock into an escrow account. The Option Escrow Agreement required that if ENGlobal issued shares of its common stock on the exercise of incentive options granted as replacement options for outstanding Petrocon incentive options ("Replacement Options"), a like number of shares of ENGlobal common stock would be surrendered from the escrow account to ENGlobal. As a result, no dilution to ENGlobal stockholders would occur upon the exercise of Replacement Options.

     The Company's management has since determined that, due to the cost and complexity associated with administering the 2001 Agreements, it would be in the best interest of the Company and its stockholders to terminate the same. Pursuant to the terms of the Termination Agreement, ENGlobal purchased the 652,377 shares being held in escrow underlying the Replacement Options with an exercise price of $0.96 per share for a discounted payment of $592,231, payable over three years to the Significant PEI Shareholders. ENGlobal also terminated its rights to any of the remaining shares held in escrow and those shares were distributed to the Significant PEI Shareholders. The transaction resulted in 652,377 shares of Treasury Stock and a decrease in Shareholders' Equity of $592,231 until such time as the replacement options are exercised and the exercise price is remitted to the Company.

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


12. Subsequent Events
    -----------------

     In October 2004, one of the Company's subsidiaries, ENGlobal Construction Resources, Inc., purchased the name and certain assets of Cleveland Inspection Services, Inc. ("CIS"). CIS provides inspection and construction management services in support of the oil and gas, utility, and pipeline industries. In exchange for the assets acquired, the Company paid $2.0 million consisting of cash, a promissory note and assumption of certain designated contract obligations and entered into non-compete agreements with CIS and its principals. In addition, the Company hired approximately 180 former CIS employees and operates its newly purchased assets as a division of ENGlobal Construction Resources, Inc., marketing its services using the Cleveland Inspection Services name.

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

Overview

ENGlobal Corporation is a leading provider of engineering services and systems principally to the petroleum refining, petrochemical, pipeline, production and process industries throughout the United States and internationally. The services provided by our multi-disciplined staff span the lifecycle of a project and include feasibility studies, design, procurement and construction management. We also supply automation, control and uninterruptible electrical power systems to our clients worldwide.

The Company was incorporated as Industrial Data Systems Corporation in the State of Nevada in June 1994. In December 2001, the Company merged with Petrocon Engineering, Inc. and in June 2002, changed its name from Industrial Data Systems Corporation to ENGlobal Corporation. Effective June 16, 2002, the Company's trading symbol for its common stock, traded on the American Stock Exchange, changed from IDS to ENG. The Company streamlined its organizational structure and took steps to increase name recognition in 2003. As part of its restructuring, the Company sold selected assets of its manufacturing segment and reorganized its subsidiaries into two segments. In addition, substantially all of the Company's wholly-owned subsidiaries adopted the ENGlobal name.

Our business is managed under two reportable segments; engineering and systems. The engineering segment provides engineering consulting services primarily to major oil and gas companies through four subsidiary companies including ENGlobal Engineering, Inc., RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc., ENGlobal Construction Resources, Inc., and ENGlobal Design Group, Inc. The engineering segment earns revenue primarily from fees for professional and technical services. As a service company, we are labor rather than capital intensive and our income is derived from our ability to generate revenues and collect cash under cost reimbursable contracts for our employees' time in excess of any subcontract expense, the cost of pass-through materials and equipment, non-labor costs, and our selling, general and administrative (SG&A) expenses.

Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and processing-related industries. The systems segment currently consists of three subsidiary companies including ENGlobal Systems, Inc. ("ESI"), ENGlobal Constant Power, Inc.("ECP"), and ENGlobal Technologies, Inc. ("ETI"). The systems segment earns revenue primarily from fees on contracts for the design and assembly of control and instrumentation systems. Income from the systems segment is derived from our ability to generate revenues and collect cash on fixed price contracts in excess of our costs for labor, materials and equipment and transportation costs, plus our selling, general and administrative (SG&A) expenses.

The following table presents, for the periods indicated, the approximate percentage of total revenues and operating income or loss attributable to our reportable segments:

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    ------------------       -----------------
                                    2004         2003         2004      2003
                                    ----         ----         ----      ----

 Revenue:
      Engineering                   88.0%        91.4%         90.4%     86.6%
      Systems                       12.0          8.6           9.6       13.4

 Operating income (loss):
      Engineering                   85.5%        105.2%        98.3%     99.3%
      Systems                       14.5          (5.2)         1.7        .7

Contract revenue and contract costs are recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated costs. Revenue and profit on long-term contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

For internal analytical purposes only, we review total revenue less 1) revenue received from non-labor material, equipment and subcontractor costs, and 2) revenue received from material assets or companies acquired during the current year, as well as revenue received from acquisitions of material assets or companies during the first 12 months following their respective dates of acquisition. In the course of providing our services, we routinely provide major engineering materials, equipment and subcontract services. Generally, these materials, equipment and subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles, are included in revenue. Because subcontractor services can change significantly from project to project, changes in non-labor revenue may not be indicative of our core business trends. Revenue recognized from acquired assets or companies during the first 12 months after closing is referred to as "Acquisition" revenue. We also review gross profit and SG&A expense from material asset or company acquisitions on the same basis as we review total revenue.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect variable overhead costs. Professional compensation and related benefits represent the majority of these costs.

Operating SG&A expense includes management and staff compensation, office costs such as rents, utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operation.

Corporate SG&A expense is comprised primarily of marketing, bid and proposal costs, as well as costs related to the executive, finance, accounting, safety and information technology departments, and other costs generally unrelated to specific client projects, but which can vary as costs are incurred to support corporate activities and initiatives.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2004

The table that follows presents a summary of performance indicators for the
Company:

                                                    Three months ended                  Nine months ended
                                                      September 30,                       September 30,
                                             ----------------------------          ----------------------------
                                                2004               2003              2004                2003
                                             ---------          ---------          ---------          ---------
                                                    (in thousands)                         (in thousands)
Revenue:
     Engineering - labor                     $  20,429          $  19,107          $  57,507          $  54,278
     Engineering - non-labor                    10,790             13,269             30,349             21,670
     Systems                                     4,060              3,059              8,468             11,765
     Acquisition                                 1,993               --                6,223               --
                                             ---------          ---------          ---------          ---------
               Total revenue                 $  37,272          $  35,435          $ 102,547          $  87,713
                                             =========          =========          =========          =========

Gross profit:
     Engineering                             $   3,792          $   3,941          $  11,096          $  10,846
     Systems                                       745                400              1,114              1,645
     Acquisition                                   283               --                1,046               --
                                             ---------          ---------          ---------          ---------
               Total gross profit                4,820              4,341             13,256             12,491
                                             ---------          ---------          ---------          ---------

Operating SG&A expense:
     Engineering                                 1,051              1,054              3,004              2,955
     Systems                                       319                544              1,034              1,588
     Corporate                                   1,786              1,552              4,944              4,605
     Acquisition                                   422               --                1,412               --
                                             ---------          ---------          ---------          ---------
               Total SG&A  expense               3,578              3,150             10,394              9,148
                                             ---------          ---------          ---------          ---------

Operating income:
     Engineering                                 2,741              2,887              8,092              7,891
     Systems                                       426               (144)                80                 57
     Corporate                                  (1,786)            (1,552)            (4,944)            (4,605)
     Acquisition                                  (139)              --                 (366)              --
                                             ---------          ---------          ---------          ---------
               Total operating income            1,242              1,191              2,862              3,343

Other income (expense), net                        (98)              (520)              (366)              (971)
Tax provision                                     (389)              (277)              (849)              (901)
Loss from discontinued operations                 --                  (12)              --                  (47)
Preferred stock dividends                         --                  (27)              --                 (131)
                                             ---------          ---------          ---------          ---------

Net Income                                   $     755          $     355          $   1,647          $   1,293
                                             =========          =========          =========          =========

Working capital                                                                    $   8,140          $   8,490

Total assets                                                                       $  43,768          $  41,288

Long-term debt, net of current portion                                             $   7,939          $  10,020

Stockholders' equity                                                               $  19,288          $  17,437

Revenue. Revenue increased overall $1.8 million, or 5.2%, to $37.3 million for the three months ended September 30, 2004 from $35.4 million for the comparable prior year period. Excluding engineering - non-labor revenue, revenue for the three months ended September 30, 2004 increased $4.3 million, or 19.5%, over comparable revenue for the three months ended September 30, 2003, with acquisition revenue contributing $2.0 million, or 46.2% of the increase. For the nine month period ended September 30, 2004, revenue increased $14.8 million, or 16.9%, to $102.5 million from $87.7 million for the comparable prior year period.

Excluding non-labor revenue from engineering, revenue for the nine months ended September 30, 2004 increased $6.2 million, or 9.3%, over comparable revenue for the nine month period ended September 30, 2003, with acquisition revenue contributing more than 100% to our growth, as the increase in engineering revenue was offset by the decrease in systems revenue.

Gross Profit. Gross profit increased overall $479,000, or 11.0%, to $4.8 million for the three months ended September 30, 2004 from $4.3 million for the comparable prior year period, with acquisition gross profit contributing $283,000, or 59%, of the total increase. As a percentage of revenue, gross profit increased to 12.9% for the three months ended September 30, 2004 from 12.3% for the quarter ended September 30, 2003.

Gross profit increased $765,000, or 6.1%, to $13.3 million for the nine months ended September 30, 2004 from $12.5 million for the nine month period ended September 30, 2003, with acquisition gross profit contributing $1.0 million, or 136.7% of the total increase. As a percentage of revenue, gross profit decreased to 12.9% for the nine months ended September 30, 2004 from 14.2% for the nine month period ended September 30, 2003.

Selling, General, and Administrative. Overall, SG&A expense increased $428,000, or 13.6%, to $3.6 million for the three months ended September 30, 2004 from $3.2 million for the comparable prior year period, with acquisition SG&A expense contributing $422,000, or 98.6% to the overall increase in SG&A costs. As a percentage of revenue, SG&A expense increased to 9.6% for the three months ended September 30, 2004 from 8.9% for the three months ended September 30, 2003.

For the nine month period ended September 30, 2004, SG&A expense increased $1.2 million, or 13.6%, to $10.4 million from $9.1 million for the nine month period ended September 30, 2003, with acquisition SG&A expense contributing $1.4 million to the overall increase in SG&A costs. SG&A expense from the operating segments, not including SG&A costs associated with acquisitions (see details in Segment Results), decreased $228,000 and $505,000, respectively, for the three and nine month periods ended September 30, 2004 compared to prior year periods.

Corporate SG&A expense increased $234,000, or 15.1%, to $1.8 million for the three months ended September 30, 2004 from $1.6 million for the comparable period last year, due primarily to incentive plan compensation, our increased marketing and proposal efforts in our Tulsa office and additional depreciation and amortization costs. As a percentage of revenue, corporate SG&A expense increased to 4.8% for the three months ended September 30, 2004 from 4.4% for the comparable prior year period.

For the nine months ended September 30, 2004, corporate SG&A expense increased $339,000, or 7.4%, to $4.9 million from $4.6 million for the comparable prior year period, again due primarily to incentive plan compensation, our increased marketing and proposal efforts in our Tulsa office and additional depreciation and amortization costs. As a percentage of revenue, corporate SG&A expense decreased to 4.8% for the nine months ended September 30, 2004 from 5.3% for the comparable prior year period.

Operating Income. Operating income increased 4.3% for the three months ended September 30, 2004 although remaining relatively unchanged at $1.2 million compared to the same period in 2003. As a percentage of revenue, operating income decreased to 3.3% for the three months ended September 30, 2004 from 3.4% for the comparable prior year period.

For the nine month period ended September 30, 2004, operating income was down approximately $500,000, or 14.4%, to $2.8 million from $3.3 million for the nine month period ended September 30, 2003. As a percentage of revenue, operating income decreased to 2.8% for the nine month period ended September 30, 2004 from 3.8% for the comparable prior year period.

Other Expense, net. Other expense decreased $422,000, to $98,000 for the three month period ended September 30, 2004 from $520,000 for the comparable prior year period, primarily due to a decrease of $80,000 in net interest expense and a decrease of $342,000 in other expense. Net interest expense decreased 40.2% to $122,000 for the three months ended September 30, 2004 from $204,000 for the comparable prior year period. For the nine month period ended September 30, 2004, net interest expense decreased 31.6% to $418,000 from $610,000 for the comparable prior year period. For both the three and nine month periods ended September 30, 2004, the lower interest expense is primarily related to the reduction of long-term senior debt and the payment of the Equus II note. The Equus II note, carrying an interest rate of 9.5%, was retired in July 2004 with the Company's refinancing of senior debt through Comerica Bank. The decrease in other expense for both the three and nine month periods ended September 30, 2004 was due to the one-time, book basis loss recorded on the sale of the Baton Rouge office building during the comparable periods in 2003.

Tax Provision. Income tax expense increased $112,000, or 40.4%, to $389,000 for the three months ended September 30, 2004 from $277,000 for the comparable prior year period. For the nine months ended September 30, 2004, net income tax expense decreased $52,000, or 5.8%, to $849,000 from $901,000 for the comparable prior year period. Our estimated effective tax rate was 34% for the three and nine month periods ended September 30, 2004.

Net Income. Net income for the three months ended September 30, 2004 increased $373,000, or 97.6%, to $755,000 from $355,000 for the comparable prior year period. Net income for the nine months ended September 30, 2004 increased $224,000, or 15.7%, to $1,647,000 for the comparable prior year period.

Segment Results

Engineering____________________________________________________________________

                                            Three months ended                   Nine months ended
                                               September 30,                        September 30,
                                       ----------------------------           ----------------------------
                                         2004                2003               2004             2003
                                       --------            --------           --------            --------
                                              (in thousands)                         (in thousands)
Revenue:
     Engineering - labor               $ 20,429            $ 19,107           $ 57,507            $ 54,278
     Engineering - non-labor             10,790              13,269             30,349              21,670
     Acquisition                          1,577                --                4,874                --
                                       --------            --------           --------            --------
          Total revenue                $ 32,796            $ 32,376           $ 92,730            $ 75,948
                                       ========            ========           ========            ========

Gross profit:
     Engineering                       $  3,792            $  3,941           $ 11,096            $ 10,846
     Acquisition                            218                --                  811                --
                                       --------            --------           --------            --------
          Total gross profit              4,010               3,941             11,907              10,846
                                       --------            --------           --------            --------

Operating SG&A expense:
     Engineering                          1,051               1,054              3,004               2,955
     Acquisition                            370                --                1,231                --
                                       --------            --------           --------            --------
          Total SG&A expense              1,421               1,054              4,235               2,955
                                       --------            --------           --------            --------

Operating income (loss):
     Engineering                          2,741               2,887              8,092               7,891
     Acquisition                           (152)               --                 (420)               --
                                       --------            --------           --------            --------
          Total operating income       $  2,589            $  2,887           $  7,672            $  7,891
                                       ========            ========           ========            ========

Acquisition totals are the combined results of operations related to assets acquired from AmTech in September 2004, Petro-Chem in June 2003 and from EDGI in January 2004.

Overview. Our engineering segment continues to perform well and we anticipate future growth in this segment. Billable manhours increased noticably in mid-July with another increase in September 2004, to a new level of bi-weekly billable hours which is over 15% above the late July levels, while utilization rates remain high. Based on recent increases in our backlog and new contract awards, we believe this internal growth is sustainable for the foreseeable future, although it may be slowed to some degree in the fourth quarter due to holiday and vacation time. Due to recent contract awards we have added over 40 people in

Tulsa and expect to add another eighty people by second quarter 2005. Tulsa margins are higher than those generally experienced on the Gulf Coast, thus this trend could have a positive impace on our future earnings.

Within the engineering segment, the Beaumont office remains our strongest profit center followed by our in-plant services operation. The Tulsa office has become our third largest profit center with both revenue and profit growth exceeding our other segment operations.

Revenue. Revenue increased $420,000, or 1.3%, to $32.8 million for the three months ended September 30, 2004 from $32.4 million for the comparable period in 2003. Excluding non-labor revenue, revenue for the three months ended September 30, 2004 increased $2.9 million, or 15.2%, over comparable revenue for the three months ended September 30, 2003 with revenue from acquisitions accounting for $1.6 million and revenue from internal growth accounting for $1.3 million. Revenue from internal growth, not related to acquisitions, for the three months ended September 30, 2004 represented a 6.9% increase over revenue for the comparable period ended September 30, 2003.

Revenue increased $16.8 million, or 22.1%, to $92.7 million for the nine month period ended September 30, 2004 from $75.9 million for the nine month period ended September 30, 2003. Excluding non-labor revenue, revenue for the nine month period ended September 30, 2004 increased $8.1 million, or 14.9% over comparable revenue for the nine month period ended September 30, 2003 with revenue from acquisitions accounting for $4.9 million and revenue from internal growth accounting for $3.2 million. Revenue from internal growth, not related to acquisitions, for the nine month period ended September 30, 2004 represented a 5.9% increase over revenue for the comparable period ended September 30, 2003.

Revenue attributed to both our acquisitions and our internal growth increased at a faster rate during the three month period ended September 30, 2004 than revenue increased for the nine month period ended September 30, 2004. Revenue from acquisitions has been derived from in-plant operations while our internal growth is attributable primarily to growth in our Tulsa office.

Revenue attributed to both our acquisitions and our internal growth increased at a faster rate during the three month period ended September 30, 2004 than revenue increased for the nine month period ended September 30, 2004. Revenue from acquisitions has been derived from in-plant operations while our internal growth is attributable primarily to growth in our Tulsa office.

Gross Profit. Gross profit increased $69,000, or 1.8%, to $4.0 million for the three months ended September 30, 2004 from $3.9 million for the comparable period in 2003. Excluding gross profit from procurement revenue, gross profit increased $408,000, or 11.4%, for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003, with gross profit from internal growth accounting for $190,000. Gross profit from internal growth for the three months ended September 30, 2004 represented a 5.3% increase over gross profit for the comparable period ended September 30, 2003. As a percentage of revenue, gross profit remained unchanged at 12.2% for the comparable three month periods ended September 30th for both years 2004 and 2003.

Gross profit increased $1.1 million, or 9,8%, to $11.9 million for the the nine month period ended September 30, 2004 from $10.8 million for the nine month period ended September 30, 2003. Excluding gross profit from procurement revenue, gross profit increased $1.4 million, or 13.1%, for the nine month period ended September 30, 2004 when compared to the nine month period ended September 30, 2003, with gross profit from internal growth accounting for $551,000. Gross profit from internal growth for the nine month period ended September 30, 2004 represented a 5.3% increase over gross profit for the comparable period ended September 30, 2003. As a percentage of revenue, gross profit decreased to 12.8% for the nine month period ended September 30, 2004 from 14.3% for the comparable period in 2003.

Gross profit on procurement revenues decreased $339,000 for the three months ended September 30, 2004 and decreased $301,000 for the nine month period ended September 30, 2004 when compared to the same periods in 2003.

Operating Selling, General, and Administrative. SG&A expense increased $367,000 overall, or 34.8%, to $1.4 million for the three months ended September 30, 2004 from $1.1 million for the comparable period in 2003, primarily related to $370,000 in acquisition SG&A expense.

During the nine month period ended September 30, 2004, SG&A expense increased $1.3 million overall, or 43.3%, to $4.2 million for the nine month period ended September 30, 2004 from $2.9 million for the nine month period ended September 30, 2003, primarily related to $1.2 million in acquisition SG&A expense.

Operating Income. Operating income decreased $298,000, or 10.3%, to $2.6 million for the three months ended September 30, 2004 from $2.9 million for the comparable prior year period. As a percentage of revenue, operating income decreased to 7.9% for the three months ended September 30, 2004 from 8.9% for the comparable prior year period.

Operating income decreased $219,000, or 2.8%, to $7.7 million for the nine month period ended September 30, 2004 from $7.9 million for the nine month period ended September 30, 2003. As a percentage of revenue, operating income decreased to 8.3% for the nine month period ended September 30, 2004 from 10.4% for the nine month period ended September 30, 2003.

Systems_________________________________________________________________________

                                                Three months ended                 Nine months ended
                                                   September 30,                      September 30,
                                            -------------------------            -------------------------
                                              2004             2003               2004              2003
                                            -------           -------            -------           -------
                                                   (in thousands)                      (in thousands)
Revenue:
     Systems                                $ 4,060           $ 3,059            $ 8,468           $ 1,765
     Acquisition                                416              --                1,349              --
                                            -------           -------            -------           -------
               Total revenue                $ 4,476           $ 3,059            $ 9,817           $ 1,765
                                            =======           =======            =======           =======

Gross profit:
     Systems                                $   745           $   400            $ 1,114           $ 1,645
     Acquisition                                 65              --                  235              --
                                            -------           -------            -------           -------
               Total gross profit               810               400              1,349             1,645
                                            -------           -------            -------           -------

Operating SG&A expense:
     Systems                                    319               544              1,034             1,588
     Acquisition                                 52              --                  181              --
                                            -------           -------            -------           -------
               Total SG&A expense               371               544              1,215             1,588
                                            -------           -------            -------           -------

Operating income:
     Systems                                    426              (144)                80                57
     Acquisition                                 13              --                   54              --
                                            -------           -------            -------           -------
               Total operating income       $   439           $   144)           $   134           $    57
                                            =======           =======            =======           =======

Acquisition totals are from results of operations related to the purchase of Senftleber & Associates, L.P. in October, 2003.

Overview. Our systems segment's financial results during the three months ended September 30, 2004 more than offset the overall loss that had been incurred during the first six months of the year. The primary reason for the turnaround was directly related to the large influx of new work during the period, accounting for 45.6% of the total revenue for the year. We have also lowered our operating costs through a reduction of personnel and a reorganization of the entire systems segment. As of July 1, 2004, ESI, ECP and ETI were consolidated into one operation overseen by the former President of the ETI subsidiary. We remain concerned about the relative underperformance of this segment, as personnel changes and reorganization will likely result in some transitional costs. We expect the systems segment to remain profitable for the next several months, but recognize there are still problems to be corrected and those are being addressed.

Revenue. Revenue increased $1.4 million, or 46.3%, to $4.5 million for the three months ending September 30, 2004 from $3.1 million for the comparable prior year period, with acquisition revenue contributing $416,000, or 29.4% of the overall growth during the period. ESI and ECP each increased revenue $500,000 for the three months ended September 30, 2004 compared to the same period in 2003 due primarily to ECP completing one significant project during the period and a general improvement in ESI's market.

Revenue decreased $1.9 million, or 16.6%, to $9.8 million for the nine month period ended September 30, 2004 from $11.8 million for the nine month period ended September 30, 2003. Acquisition revenue contributed $1.3 million and ECP contributed an additional $500,000 in revenue for the nine month period ended September 30, 2004 to offset a $3.7 million decline in revenue from ESI. One significant project, completed by ECP during the three month period ended September 30, 2004, was the major contributor to improved revenue for the nine month period ended September 30, 2004. ECP's $500,000 increase in revenue for the three month period ended September 30, 2004, when compared to the same period in 2003, could not offset the decline in ESI's market and the impact of completing significant projects just prior to the nine month period ending September 30, 2003.

Gross Profit. Gross profit increased $410,000, or 102.5%, to $810,000 for the three months ended September 30, 2004 from $400,000 for the comparable prior year period. ECP contributed 55.1% of the overall gross profit increase as a result of the completing one significant project during the period, our acquisition contributed 15.9% to the overall increase in gross profit, and with the balance of the increase coming as a result of increased revenue during the period. As a percentage of revenue, gross profit increased to 18.1% for the three months ended September 30, 2004 from 13.1% for the comparable prior year period.

Gross profit decreased $296,000, or 18.0%, to $1.3 million for the nine month period ended September 30, 2004 from $1.6 million for the nine month period ended September 30, 2003. ECP gross profit increased $300,000 and our acquisition contributed $235,000 gross profit for the nine month period ended September 30, 2004 to offset a $831,000 decline in gross profit from ESI. The ECP improvement was a result of the increased revenues and margins while the decline at ESI was due mainly from $3.7 million in lower revenue during the period. As a percentage of revenue, gross profit decreased to 13.7% for the nine month period ended September 30, 2004 from 14.0% for the nine month period ended September 30, 2004.

Operating Selling, General, and Administrative. SG&A expense decreased $173,000 overall, or 31.8%, to $371,000 for the three months ended September 30, 2004 from $544,000 for the comparable prior year period. A cost savings of $225,000 resulted from combining all systems operations into one office facility and eliminating administrative expense related to rents, utilities, and support staff, offset by $52,000 in acquisition SG&A expense. As a percentage of revenue, SG&A expense decreased to 8.3% for the three months ended September 30, 2004 from 17.8% for the comparable prior year period.

For the nine month period ended September 30, 2004, SG&A expense decreased by $373,000, or 23.5%, to $1.2 million from $1.6 million for the nine month period ended September 30, 2003. A savings of $554,000 in reduced costs from combining operations into one office facility and eliminating administrative expense related to rents, utilities and support staff was offset by $181,000 in SG&A expense related to acquisitions. The personnel changes and reorganization initiated during the three months ended September 30, 2004 have also contributed to the decrease in SG&A expense when comparing results for the nine month period ending September 30, 2004 to the comparable prior year period.

Operating Income. Operating income increased $583,000, or 404.9%, to $439,000 for the three months ended September 30, 2004 from a loss of $144,000 for the comparable prior year period. Operating income increased $77,000, or 135.1%, to $134,000 for the nine month period ended September 30, 2004 from $57,000 for the nine month period ended September 30, 2003 with $54,000 of the improvement coming from acquisition income. As a percent of revenue, operating income increased to 1.4% for the nine month period ended September 30, 2004 from .5% for the nine month period ended September 30, 2003.

Liquidity and Capital Resources

Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit. As of September 30, 2004, we had working capital of $8.1 million. Long-term debt, net of current portion, on September 30, 2004 was $7.9 million, including $7.3 million outstanding under the Comerica Credit Facility.

The Comerica debt is senior to all other debt with the Comerica Credit Facility, and is limited to $22.0 million, subject to borrowing base restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. At the election of the Company, the interest rate is the lesser of prime or a three tiered Eurodollar rate, plus 150, 175, or 200 basis points, respectively, based on the ratio of total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing 12 months of less than 2.00, between 2.00 and 2.50, and greater than 2.50. The commitment fee on the unuseed line of credit is 0.250%. The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of the most recent quarters then ended, to maintain minimum levels of net worth, and must comply with an annual limitation on capital expenditures.

As of September 30, 2004, we had the following long-term debt:

     o $270,000 in two notes of $135,000 each to Sterling Planet and EDGI, each bearing interest at 5% per annum and maturing in 2008. Principal amounts of $15,000 are payable quarterly with accrued interest. The Sterling Planet and EDGI notes were issued as part of the purchase of certain assets of EDGI.

     o $50,000 in a note to AmTech, non-interest bearing, maturing in 2006. Principal amounts of $25,000 are payable annually. The note was issued as part of the purchase price of certain assets of AmTech.

     o $592,231 payable to Significant PEI Shareholders resulting from termination of the 2001 agreements; payable in three equal installments before December 31 of 2004, 2005 and 2006 (See Note 11)

As of September 30, 2004, management believes the Company's cash position is sufficient to meet its working capital requirements. EBITDA for the nine months ended September 30, 2004 was $3,720,000. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

On July 28, 2004, the Company paid $2,156,000 in principal and interest to Equus II for the balance of the $3 million term loan executed in December 2001. The loan bore interest at 9.5%, with principal and interest payments due quarterly. The loan was scheduled to mature in December 2005 and carried no prepayment penalty. Funding for the retirement was made available through the refinancing of the Company's credit facility through Comerica.

The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such events occur, the Company would be forced to consider alternative financing options.

The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically operates on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $21.4 million and $20.2 million at September 30, 2004 and December 31, 2003, respectively. The number of days' sales outstanding in trade accounts receivable was 55 days and 54 days at September 30, 2004 and December 31, 2003, respectively. Retention receivables increased to $912,000 at September 30, 2004 from $394,000 at December 31, 2003. The increase is primarily the result of two significant cost-reimbursible projects on contracts requiring retainage to be held until certain project milestones are completed and accepted by the owner.

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

As of September 30, 2004, $7.3 million was borrowed under the Comerica Credit Facility. The credit facility currently accrues interest at the annual rate of 4.5%, excluding amortization of prepaid financing cost, a 10% increase in the short-term borrowing rates on the Comerica Credit Facility outstanding as of September 30, 2004 would be 45 basis points and would increase our annual interest expense by approximately $33,000, assuming the amount of debt outstanding remains constant.

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

Item 4.   Controls and Procedures
          -----------------------

With the participation of management, the Company's chief executive officer and chief financial officer reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the period ended September 30, 2004 and have concluded that they are effective as of September 30, 2004, in providing reasonable assurance that such information is identified and communicated on a timely basis. During the quarter ended September 30, 2004, there have been no significant changes in the Company's internal controls for financial reporting or in other factors that could significantly affect these controls, including discovery of any significant deficiencies or material weaknesses in the Company's internal controls that would require corrective action. In connection with new federal and American Stock Exchange rules, the Company is currently in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with its business.

PART II. Other Information

Item 1. Legal Proceedings

     From time to time, the Company and its subsidiaries become parties to various legal proceedings arising in the ordinary course of normal business activities. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel any liability arising from such matters, individually or in the aggregate, are not expected to have a material affect upon the consolidated financial position or operations of the Company, after giving effect of recorded reserves. The Company is currently a party to the following significant legal proceedings.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits


     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Third Quarter 2004

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Third Quarter 2004

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third quarter 2004

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ENGlobal Corporation

 Dated: November 11, 2004         By:  /s/ Robert W. Raiford
                                     -------------------------------------------

                                  Robert W. Raiford, Chief Financial Officer and
                                                     Treasurer