Form 10-K
period 2004-12-31
ENGLOBAL CORP
filed 2005-03-30
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                          Commission File No. 001-14217

                              ENGlobal Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                 88-0322261
                  ------                                 ----------
     (State or other jurisdiction of         (I.R.S Employer Identification No.)
      incorporation or organization)

600 Century Plaza Drive, Suite 140, Houston, Texas       77073-6033
--------------------------------------------------       ----------
     (Address of principal executive offices)            (Zip code)

       Registrant's telephone number, including area code: (281) 821-7100

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
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
                                                                    Yes    No X
                                                                       ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                                    Yes    No X
                                                                       ---   ---

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2004 was $20,777,935 (based upon the closing price for shares of common stock as reported by the American Stock Exchange on that date).

     The number of shares outstanding of the registrant's common stock on March 16, 2005 is as follows:

     $0.001 Par Value Common Stock             23,474,839 shares

DOCUMENTS INCORPORATED BY REFERENCE
Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005.

Transitional Small Business Disclosure Format:                      Yes    No X
                                                                       ---   ---

                              ENGlobal Corporation
                         2004 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                -----------------



                                     PART I
                                     ------
                                                                            PAGE
                                                                            ----
ITEM 1.   BUSINESS                                                            4

ITEM 2.   PROPERTIES                                                         19

ITEM 3.   LEGAL PROCEEDINGS                                                  20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20


                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS                                                         21

ITEM 6.   SELECTED FINANCIAL DATA                                            23

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION                                        25

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         35

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        35

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                        64

ITEM 9A.  CONTROLS AND PROCEDURES                                            64


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 65

ITEM 11.  EXECUTIVE COMPENSATION                                             65

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                      65

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     65

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                             65


                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K                                                        66


                                   SIGNATURES
                                   ----------
          SIGNATURES                                                         72

                                     PART I
                                     ------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS



This Annual Report on Form 10-K ("Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries serve, the economy and the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable; (ii) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (iii) the effect of changes in the Company's organization, compensation and benefit plans; (iv) the effect on the Company's competitive position within its market area of the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering services organizations; (v) the effect of increases and decreases in oil prices; (vi) the availability of parts from vendors; (vii) our ability to increase or renew our line of credit; (viii) our ability to identify attractive acquisition candidates, consummate acquisitions on terms that are favorable to the Company and integrate the acquired businesses into the Company's operations; (ix) the ability to hire and retain qualified personnel; (x) the ability to retain existing customers and get new customers and (xi) the effect of changes in the business cycle and downturns in local, regional and national economies. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

The following summary is qualified in its entirety by, and should be read in connection with the more detailed information contained herein and in the Company's Consolidated Financial Statements, and the Notes thereto, included elsewhere in this Report.

ITEM 1. BUSINESS

General

ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us" or "our") is a leading provider of engineering services and systems principally to the petroleum refining, petrochemical, pipeline, production and process industries throughout the United States and internationally. The services provided by our multi-disciplined staff span the lifecycle of a project and include feasibility studies, design, procurement and construction management. We also supply automation, control and uninterruptible electrical power systems to our clients worldwide.

The Company was incorporated as Industrial Data Systems Corporation in the State of Nevada in June 1994. In December 2001, we merged with Petrocon Engineering, Inc. ("Petrocon") and in June 2002, we changed the name of the Company from Industrial Data Systems Corporation to ENGlobal Corporation. Effective June 16, 2002, the Company's trading symbol for its common stock, traded on the American Stock Exchange, changed from IDS to ENG.

In the last five years, the Company's net revenue from continuing operations has grown from $13.6 million in 2000 to $148.9 million in 2004, a compounded annual growth rate of approximately 82%. Since the merger with Petrocon, the Company's net revenue from continuous operations has grown from $89.1 million in 2002, a compounded annual growth rate of approximately 29%. We have accomplished this growth by expanding our engineering and systems services and geographic presence through a series of strategic acquisitions and through internal growth initiatives. We now have more than 1,400 full-time equivalent employees in offices strategically located in Houston, Beaumont, Freeport, Midland and Dallas, Texas; Baton Rouge and Lake Charles, Louisiana; and Tulsa and Cleveland, Oklahoma.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You can read and copy any materials filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information about the operations from the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains information we file electronically with the SEC, that can be accessed over the Internet at www.sec.gov. Our common stock is listed on the American Stock Exchange (AMEX:
ENG), and you can obtain information about ENGlobal at the offices of the American Stock Exchange, 86 Trinity Place, New York, New York 10006-1872 or at their website www.amex.com.

ENGlobal Website

You can find financial and other information about ENGlobal at the Company's website at the URL address www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are provided free of charge through the Company's website and are available as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (iii) information concerning our Directors, and our Board Committees, including Committee charters, and (iv) information concerning transactions in ENGlobal securities by Directors and officers, is available on our website at www.englobal.com under the Investor Relations link. We will provide any of the foregoing information without charge upon written request to Investor Relations Officer, ENGlobal Corporation, 600 Century Plaza Drive, Building 140, Houston, Texas 77073-6033. As of June 1, 2005, the Company will relocate its corporate headquarters to 654 North Sam Houston Parkway E, Suite 400, Houston, Texas 77060-5914.

Business Segments

During 2004, we operated two business segments: engineering and systems. The respective contributions to our total sales in 2004, 2003 and 2002 for the engineering and the systems segments are summarized below.

                                            Percentage of Revenues
                                      -----------------------------------
           Segment: (1)                 2004         2003          2002
                                      --------     --------      --------
           Engineering                   89.8%        87.6%         84.1%
           Systems                       10.2%        12.4%         15.9%
                                      -------      -------       -------
                                        100.0%       100.0%        100.0%
                                      =======      =======       =======

     (1)  Does not include manufacturing segment, which was sold in December
          2003.

The shift in the percentage of revenue figures between the engineering and systems business segments highlights the growth the engineering segment has experienced over the last three years. Revenues from the systems segment have remained constant over the three-year period, while engineering revenues increased 45% and 23%, respectively, during the periods 2002 to 2003 and 2003 to 2004.

     Engineering Segment
     -------------------
                                           ----------------------------------
                                             2004         2003         2002
                                           ----------------------------------
                                                 (Amounts in thousands)
                                           ----------------------------------
     Revenues from external customers      $133,630     $108,380     $ 74,971
     Operating profit                      $ 10,512     $ 10,716     $  7,148
     Total assets                          $ 46,122     $ 35,531     $ 30,615


General
-------

Our engineering segment offers engineering consulting services to clients in the petroleum refining, petrochemical, pipeline, production and process industries for the development, management and turnkey execution of engineering projects and provides inspection services throughout the United States. The engineering segment is currently comprised of the following wholly-owned subsidiaries of ENGlobal Corporation: ENGlobal Engineering, Inc. ("EEI"), RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc. ("RPM"), ENGlobal Construction Resources, Inc. ("ECR") and ENGlobal Design Group, Inc. ("EDG"). EEI and RPM focus primarily on providing services to the downstream petroleum refining and petrochemical industry, including refineries and processing plants, upstream and midstream pipeline companies and gas plants. ECR primarily provides inspection services to industrial plants throughout the United States. EDG primarily provides Automated Fuel Handling Systems and services to branches of the U.S. military. The engineering segment derives revenues primarily from fees charged for professional and technical services. As a service company, we are more labor than capital intensive and our income results from our ability to generate revenues and collect cash under contracts for our employees' time in excess of any subcontract, pass-thru materials and equipment and non-labor costs and our selling, general and administrative (SG&A) expenses.

The engineering segment has approximately 73 existing blanket service contracts pursuant to which it provides clients either with services on a time and materials basis or with services on a fixed fee, turnkey basis. Our engineering segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Dallas, Houston, Midland and Freeport, Texas; and Cleveland and Tulsa, Oklahoma. Our engineering segment also makes unique, custom-made process related fabricated systems, designed to customer specifications.

During 2003, as part of our plan to extend our geographical range and to serve the downstream petrochemical industries, such as the petroleum refining, petrochemical and process industries in the Freeport, Texas area, ENGlobal acquired selected assets of Petro-Chem Engineering, Inc. ("Petro-Chem"). Petro-Chem had a staff of 55 engineers, designers, inspectors and support personnel engaged on contract projects with several Freeport area clients. This acquisition allowed us to expand into the Freeport area with experienced staff that has an established reputation. The Freeport office currently provides on-site engineering, design and support personnel to a leading chemical client that has facilities in Freeport and Port Arthur, Texas and in Geismar, Louisiana.

During 2004, the engineering segment continued its geographical expansion with new offices in Dallas and Midland, Texas and Cleveland, Oklahoma, plus an additional office in Tulsa, Oklahoma. In January, through EDG, we acquired certain assets of Engineering Design Group, Inc. ("EDGI") located in Tulsa, Oklahoma. EDG provides design, installation and maintenance of various government and public sector facilities, the most active sector being Automated Fuel Handling Systems serving the U.S. military. In August, we announced the expansion of its operation in the sulfur reduction business to be operated from Dallas, Texas. In September, through ECR, we acquired certain assets of AmTech Inspection located in Midland, Texas. The new division's revenues are derived primarily from providing inspectors for regional refining and pipeline operations. In October, again through ECR, ENGlobal acquired certain assets of Cleveland Inspection Services, Inc. ("CIS") located in Cleveland, Oklahoma. CIS provides inspection and construction management services in support of the oil and gas, utility and pipeline industries.

In March 2005, ENGlobal Engineering formed ENGlobal Automation Group ("EAG") to provide services relating to the implementation of process control, advance automation and information technology projects providing our clients with a full range of services, including but not limited to, front-end engineering feasibility studies and the execution of turnkey engineering, procurement, and construction projects. By focusing on large-scope projects, EAG intends to pursue distributed control systems ("DCS") conversion and new installation projects by utilizing its own resources as well as resources from both ENGlobal Engineering and ENGlobal Systems. EAG will promote our proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture distributed control systems.

Our engineering segment offers its expertise to a broad range of industrial clients. We participate in projects involving both the modification of existing facilities and construction of new facilities. Our predominant type of contract is a blanket services contract that typically provides our clients with engineering, procurement and project management services on a time and materials basis. We also enter into contracts to complete capital projects on a full service, turnkey basis. The engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Services that we provide include:

     o    conceptual studies;
     o    project definition;
     o    cost estimating;
     o    engineering design;
     o    inspection;
     o    material procurement; and
     o    project and construction management.

We provide services for major energy-related firms at facilities such as chemical plants, crude oil refineries, electric power generation facilities, cross-country pipelines, pipeline facilities and production processing facilities.

The engineering segment seeks to offer its clients a wide range of services from a single source provider. In addition, the segment uses an internal virtual private network so that the employees in one location can work on projects housed in other offices. This "work sharing" capability allows us to provide a greater depth and breadth of expertise to our clients and helps stabilize the workload in our various offices.

Competition
-----------

Our engineering segment competes with a large number of firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Typical engineering segment competitors include (in alphabetical order): CDI Engineering Group; Jacobs Engineering Group; Matrix Engineering; Mustang Engineering; S&B Engineering; SNC Lavilan GDS, Inc; and TAG. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do.

Competition is primarily centered on performance and the ability to provide the engineering, planning and project execution skills required to complete projects in a timely and cost efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services, are key competitive factors. Larger projects, especially international work, typically include pricing alternatives designed to shift risk to the service provider, or at least to cause the service provider to share a portion of the risks associated with cost overruns in service delivery. These alternatives include fixed-price, guaranteed maximum price, incentive fee, competitive bidding and other "value based" pricing arrangements.

Systems Segment
---------------
                                            -------------------------------
                                              2004       2003        2002
                                            -------------------------------
                                                (Amounts in thousands)
                                            -------------------------------
     Revenues to external customers         $ 15,258   $ 15,339    $ 14,151
     Operating profit (loss)                $    585   $    (38)   $    851
     Total assets                           $  7,806   $  3,913    $  6,186


General

Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The systems segment currently consists of the following four wholly-owned subsidiaries: ENGlobal Systems, Inc. ("ESI"), ENGlobal Constant Power, Inc. ("ECP"), ENGlobal Technologies, Inc. ("ETI") and Senftleber & Associates L.P. ("Senftleber"). Beginning in 2005, the operations of ECP, ETI and Senftleber were merged into ESI and Senftleber was dissolved effective December 31, 2004. The Company now intends to dissolve ECP and ETI. The systems segment derives revenues primarily from fees on contracts for the design and assembly of control and instrumentation systems. Income from the systems segment is derived from our ability to generate revenues and collect cash on fixed price contracts in excess of our costs for labor, materials and equipment and transportation costs, plus our SG&A expenses.

ESI's control and instrumentation systems are custom designed and include both conventional pneumatic and hydraulic control systems, as well as electronic, microprocessor-based controls employing programmable logic. Typical applications for control and instrumentation systems include oil and gas production safety systems; refinery, petrochemical and chemical plant controls; analyzer packaging; fire and gas detection systems; pipeline facility controls; data acquisition systems; and control systems for various processing equipment. We perform all facets of control and instrumentation system design, engineering, assembly and testing in-house. Field installation and technical staff perform start-up and commissioning services, modification to existing systems, on-site training and routine maintenance procedures for client operating personnel.

ESI also operates (previously through ECP) in the industrial electrical power backup and conditioned power systems marketplace and fabricates industrial grade uninterruptible electrical power systems and battery chargers. Both standard and custom-designed products and systems are fabricated and sold in a wide array of power ranges. These products include:

     o    battery chargers;
     o    battery monitoring systems;
     o    DC power supplies;
     o    DC/AC inverters;
     o    uninterruptible power systems ("UPS"); and
     o    power distribution systems and solar photo-voltaic systems.

In addition, ESI provides field service support for installation and maintenance of the foregoing products. Most of the products are made pursuant to specifications required for a particular order. Refineries, petrochemical plants, pipeline facilities, utilities, offshore platforms and other commercial, industrial and governmental facilities across the United States utilize these products. ESI's USGS Intellicharger(TM) product line of microprocessor controlled battery chargers has been used as an integral component in major power systems and is now included in a majority of system units that contain battery chargers.

Additionally, ESI provides products and services supporting the advanced automation and environmental technology fields. Advanced automation services provided by ESI include automation technology audits, consulting, advanced process controls and process computer services, multivariable control, optimization (on-line and off-line), neural net applications, operator training simulators, expert systems and on-site support. ESI supports the environmental technology field by providing predictive emissions monitoring ("PEMS"), continuous emissions monitoring system ("CEMS"), Flare-MonTM (flare monitoring system) and air emissions consulting.

In October 2003, through ETI, the Company acquired a small software services company, Senftleber & Associates, LP, of Houston, Texas, which provides support services for the pipeline industry, primarily through provision of technical personnel with expertise in Supervisory Control and Data Acquisition (SCADA) systems. In December 2004, ESI purchased contract rights and other assets of InfoTech Engineering Company ("InfoTech"), headquartered in Baton Rouge, Louisiana. The InfoTech acquisition expands ESI's capability in controls system integration in both the automation and process control services. Info Tech's primary experience is in the onshore and offshore oil and gas and petrochemical industries.

In February of 2005, ESI, along with EPIC Technical Services, Inc., a subsidiary of EPIC Group, Inc., formed a new company, EPIC ENGlobal, LLC ("EPIC ENGlobal"), in order to offer turnkey integrated engineering, automation and construction services. The new company plans to become a single source provider of construction and engineering services in both domestic and international markets providing services to include preliminary detailed engineering, process control, power systems, instrumentation, system integration, control panel and component fabrication, construction and maintenance. EPIC ENGlobal expects to focus on both upstream and downstream energy sectors, as well as chemical, petrochemical, food and beverage, power, and pharmaceutical industries. EPIC ENGlobal intends to provide ESI with an immediate presence in the upstream engineering, construction and fabrication marketplace. Equally, EPIC Technical Services anticipates that it will be able to use ESI's engineering, analytical, distributive control, and systems integration and packaging capabilities. Each company brings complementary expertise with the ultimate goal of attaining a broader reach across the target markets.

Competition

The systems segment has been impacted by price variations attributable to cyclical conditions in the oil and gas, petroleum and processing industries. In addition, during 2004, a large percentage of ESI revenues were derived from fabrication which has a lower profit margin than other activities. ESI's control systems and modular facilities compete with similar systems built by other companies, most of which compete primarily on the basis of pricing. Typical systems competitors include (in alphabetical order): Aspen Technologies; Honeywell; ICS/Triplex; PasTech; Puffer Sweiven; Scallon Controls; and Siemens.

Competition in ESI's market for power systems and battery backup products is characterized by a small number of larger companies that dominate the market and a large number of similarly sized companies that compete for a limited share of the market. Companies that compete in the power systems arena are (in alphabetical order): Custom Power; Gutor; LaMarche Mfg.; Powerware; SCI; and Toshiba.

For advanced control consulting, ESI competes directly with large companies such as Honeywell Hyspec. Smaller independent contractors provide low prices but generally do not provide long-term support and backup. Aspen Technologies and James/Magnum Associates are also competitors in this area of business. We believe that pricing, technical competence and ability to provide superior service are the primary bases of competition.

Acquisitions and Sales

We have grown our business over the past several years through both internal initiatives and strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and the range of services that we provide to our clients; and (ii) gain access to new geographic areas. We expect to continue evaluating and assessing acquisition opportunities to further complement our existing business base; however, we are also focusing on opportunities for internal growth. We believe that strategic acquisitions will enable us to more efficiently serve the technical needs of national and international clients and strengthen our financial performance.

One of the Company's subsidiaries, ENGlobal Design Group, Inc. ("EDG"), purchased certain assets of Tulsa-based Engineering Design Group, Inc. ("EDGI") effective January 23, 2004. We expect that the acquisition of these assets will enhance its capabilities to obtain contracts relating to government and public sector facilities. EDG's most active sector involves Automated Fuel Handling Systems for the U.S. Military. In connection with the purchase, EDG issued two $150,000 notes bearing interest at 5% maturing in December 2008 and a $2.5 million five-year contingent promissory note, with payments due annually, as part of an earn-out structure based on revenues of the EDG operations over the next five years. EDG did not pay any cash or issue any stock in the transaction. The original consideration given for the purchase of certain EDGI assets approximated the fair value; therefore the transaction did not result in any goodwill. Principal and interest on the $2.5 million five-year contingent promissory note will be charged to goodwill. As of December 31, 2004, $139,000 in principal and interest on the contingent promissory note was charged to goodwill.

In October 2004, one of the Company's subsidiaries, ENGlobal Construction Resources, Inc., purchased the name and certain assets of Cleveland Inspection Services, Inc. ("CIS"). CIS provides inspection and construction management services in support of the oil and gas, utility, and pipeline industries. In exchange for the assets acquired, the Company paid $2.0 million consisting of cash, a promissory note and assumption of certain designated contract obligations and entered into non-compete agreements with CIS and its principals. In connection with the acquisition, we hired approximately 180 former CIS employees. CIS is operated as a division of ENGlobal Construction Resources, Inc., marketing its services using the Cleveland Inspection Services name.

In December 2004, ESI purchased contract rights and other assets of InfoTech Engineering Company, LLC, a limited liability company ("InfoTech"), headquartered in Baton Rouge, Louisiana. In exchange for the contract rights and other certain assets, the Company paid $325,000 consisting of cash, a promissory note and entered into a non-compete agreement with the former owner. The InfoTech acquisition expands ESI's capability in controls system integration in both the automation and process control services. Info Tech's primary experience is in the onshore and offshore oil and gas and petrochemical industries.

During fiscal 2003, the Company completed two acquisitions of operating companies. Petro-Chem Engineering, Inc. ("Petro-Chem"), acquired by EEI, and Senftleber & Associates, L.P. ("Senftleber"), acquired by ETI, were acquired during the third and fourth quarters, respectively. Petro-Chem operates primarily in Freeport, Texas. Petro-Chem primarily provides on-site engineering, design and support personnel to a client that has facilities in Freeport and Port Arthur, Texas and Geismar, Louisiana. Senftleber is a Houston-based provider of technical personnel with expertise in software systems such as SCADA systems.

In December 2003, we completed the sale of certain assets of our subsidiary, Thermaire, Inc., d/b/a Thermal Corporation, which comprised our manufacturing segment, to Nailor Industries of Texas, Inc., a medium sized HVAC equipment manufacturer. The disposition had been actively pursued since November 2001 in order to permit us to strategically focus on our core operations. The sale resulted in a $26,000 gain, net of tax. The 37,000 square foot office and manufacturing facility owned by Thermaire was not included in the transaction. The Company sold the real property previously used by Thermaire in March 2005 (see Item 2. - Properties). Information relating to all prior periods throughout this Report treats the manufacturing segment as discontinued and excludes it from continuing operations.

Business Strategy

Our objective is to strengthen the Company's position as a leading engineering and consulting services provider while enhancing the services we offer and expanding our geographic presence. To achieve this objective, we have developed a strategy comprised of the following key elements:

     o Enhance and Strengthen Our Ability to Perform Engineering, Procurement and Construction Projects. We rely heavily on repeat business and referrals from existing customers, industry members and manufacturing representatives. The engineering segment's strategy is to increase revenues by developing and marketing its ability to perform full service turnkey projects, also called EPC (Engineering, Procurement and Construction) projects. The engineering segment has traditionally been responsible only for the engineering portion of its projects, which usually represents between five to fifteen percent of a project's total installed cost.

     o Continue to Recruit and Retain Qualified Personnel. We believe recruiting and retaining qualified, skilled professionals is crucial to our success and growth. As a result, we have dedicated staff focused on recruiting personnel with experience in the petrochemical industry. We have used inter-company recruiting to retain key personnel.

     o Maintain High Quality Service. To maintain high quality service, we focus on being responsive to our customers, working diligently and responsibly and maintaining schedules and budgets. The Company has a quality control and assurance program to maintain standards and procedures for performance and documentation and to audit and monitor compliance with procedures and quality standards.

     o Expand and Enhance Technical Capabilities. We believe that it is important to develop our capabilities in three-dimensional computer-aided design and drafting ("3D CADD"). To achieve this objective, we purchased computer hardware and software during 2003 to implement Intergraph's SmartPlant 3D software, which is the next generation platform for the design of plant systems. This initiative should enhance our marketing position strategically with many customers along the Texas Gulf Coast. We are also developing our own 3D CADD software tools and acquiring 3D CADD software tools from other suppliers. In 2003, we created a Polymers Division. In 2004, the Company acquired certain assets of Engineering Design Group, Inc. to provide a platform for performing governmental and military projects. The Company also expanded its operations in the sulfur reduction business.

     o Improve Utilization of Resources. We have developed a work-sharing program through the use of an internal virtual private network that gives our clients access to technical resources located in any of our offices and allows for higher utilization of our resources. The work-sharing program has reduced employee turnover and provide for a more stable work environment. We are also moving toward standardization of engineering processes and procedures among our offices, which we believe will enhance our work-sharing ability and provide our clients with more consistent and higher quality services.

     o Pursue Foreign Technical Resources. Our engineering operations continue to test the use of offshore technical resources to establish longer-term access to professional engineering and design work in lower cost countries such as Mexico, India and the Far East. If these tests are ultimately successful, it will allow us to lower our contract bid prices and enhance our competitive position.

     o Acquire Complementary Businesses. If appropriate opportunities arise, we intend to grow in market segments where we currently have a strong competitive position by acquiring complementary businesses that will permit us to expand or enhance our existing services. However, due to opportunities for internal growth, we anticipate fewer acquisitions in the immediate future.

     o Continue to Increase Name Recognition. We intend to continue to present a more cohesive image and continue to increase name recognition whereas all of ENGlobal's operating subsidiaries will adopt "ENGlobal" as part of their name.

Sales and Marketing

Our various subsidiaries derive revenues primarily from two sources: (1) in-house direct sales and (2) referrals from existing customers, industry members and manufacturing representatives. Our in-house sales managers are assigned to industry segments and territories within the United States. Management believes that this method of selling should result in increased account penetration and enhanced customer service, which should, in turn, create and maintain the foundation for long-term customer relationships. Our growth depends in large measure on our ability to attract and retain qualified sales representatives and sales management personnel. Management believes that in-house marketing and sales of our products allows for more accountability and control, thus increasing profitability.

Products and services are also promoted through general and trade advertising, participation in trade shows and through on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal site provides information about both of our operating segments. We utilize in-house resources to maintain and update our website and those of our subsidiaries on an ongoing basis. Through the ENGlobal website, we seek to provide visitors with a single point of contact for obtaining information on the services and products offered by the ENGlobal family of companies.

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

Much of our business is repeat business and we are introduced to new customers in most cases by referrals from existing customers and industry members, such as manufacturers' representatives. If the Company continues its acquisition program, we would anticipate that our existing customer base and the potential for business development activities would be expanded with each new acquisition.

We currently employ 14 full-time professional in-house marketers in our business development department who concentrate on the engineering services segment, and three full-time professional in-house marketers in our systems segment. We have retained business development agents in the Middle East and the United Kingdom. We have also formed alliances with other engineering and construction firms in Mexico City and South America.

Customers

Our customer base consists primarily of Fortune 500 companies representing numerous industries primarily within the United States. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenues in any given year or over a period of several consecutive years due to major engineering projects. For example, during 2004, 59% of our total revenues were attributable to work done by our engineering segment and our systems segment for one major refining and petrochemical client, ExxonMobil, through multiple client subsidiaries and plant locations. The majority of this work was performed through the Beaumont location of our engineering segment on a large EPC project.

We have had success undertaking new projects for prior clients and providing ongoing services to clients following the completion of the projects. Nevertheless, in order to generate revenues in future years, we must continue efforts to obtain new engineering projects. Historically, we have not generated significant revenues from government clients. We hope to increase revenues from the government market beyond the $3.3 million in revenue generated from the EDG acquisition.

In recent years, the continuing trend among engineering clients and their industry counterparts has been toward outsourcing and sole sourcing. This trend has fostered the development of ongoing, longer-term arrangements with clients, rather than one-time limited engagements. These arrangements often referred to as partnering relationships, alliances or sole source contracts, vary in scope, duration and degree of commitment. For example, engagements may provide for:

     o    a minimum number of work man-hours over a specified period;
     o the provision of at least a designated percentage of the client's requirements;
     o the designation of the Company as the client's sole source of engineering at a specific location or locations; or
     o a non-binding preference or intent, or a general contractual framework for what the parties expect will be an ongoing relationship.

Despite their variety, the Company believes that these partnering relationships have a stabilizing influence on our service revenues. At present, we maintain some form of partnering or alliance arrangement with approximately 16 major oil and chemical companies. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and are unable to replace them with other customers or other projects, our business would be materially adversely affected.

In the systems segment, our clients include end-users and operators of facilities relating to oil and gas products, pipelines, refineries, chemical companies and processing plants. Other clients include equipment manufacturers, construction contractors and other engineering firms that incorporate our control systems into facilities and products they design, construct and manufacture. As in the engineering segment, in any given year, a small number of clients may account for a large percentage of the systems segment's revenues for that year, depending on the number of major projects undertaken. Though the systems segment frequently receives work from repeat clients, its client list may vary significantly from year to year.

Our ten largest customers, who vary from one period to the next, accounted for 78% and 69% of our total revenue in 2004 and 2003, respectively. For 2004, our largest clients, in alphabetical order include:

     o Engineering: Basell; BASF; Chevron Phillips; Coffeyville; ExxonMobil; Frontier; Huntsman Corporation; Motiva Enterprises; Premcor; Sasol North America; and Valero Energy
     o Systems: Conoco Phillips; ExxonMobil; Honeywell, Inc.; Jacobs Engineering; and Yokogawa Corp of America

We do not have any long-term commitments from these clients and sales of products from the systems segment are typically made according to the client's specifications on a purchase order basis. Our potential revenues are, therefore, dependent on continuing relationships with these customers.

Contracts

We generally enter into two principal types of contracts with our clients: time and materials contracts and fixed-price contracts. In fiscal 2004, 91% and 9% of our net revenue was derived from time and materials and fixed-price contracts, respectively. Our various clients determine which type of contract we will enter into for a particular engagement.

     o Time and Materials. Under our time and materials contracts, we are paid for labor at either negotiated hourly billing rates or reimbursed for allowable hourly rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Some of these contracts may have upper limits, referred to as "not to exceed." If our costs generate billings that exceed the contract ceiling or are not allowable, we will not be able to obtain full reimbursement. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.
     o Fixed-Price. Under a fixed-price contract, we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Another risk includes our ability to secure written change orders prior to commencing work on such orders, which may prevent our getting paid for work performed. Consequently, the profitability of fixed-price contracts may vary substantially.

Backlog

Backlog represents the total value of all awarded contracts that have not been completed and will be recognized as revenues over the life of the project. At February 28, 2005, our gross revenue backlog was approximately $143 million, compared to $67.5 million at February 29, 2004. We estimate that our backlog at December 31, 2004 was approximately $135 million. We estimate that approximately 75% of the gross revenue backlog at December 31, 2004 will be recognized during fiscal 2005.

Gross revenue includes backlog under two types of contracts: (1) contracts for which work authorizations have been received on a fixed-price basis and not-to-exceed projects that are well defined and (2) time and material evergreen contracts at an assumed 12 month run-rate, where we place employees at our clients' site to perform day-to-day project efforts.

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

Customer Service and Support

We provide service and technical support to our customers in varying degrees depending upon the business line and on customer contractual arrangements. The Company's technical support staff provides initial telephone support services for end-user customers and distributors. These services include isolating and verifying reported product failures and authorizing repair services in support of customer requirements. We also provide on-site engineering support if a technical issue cannot be resolved over the telephone. On projects for which we have provided engineering systems, we provide worldwide start-up and commissioning services. We also provide the manufacturers' limited warranty coverage for products we sell.

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

Patents, Trademarks, Licenses

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. The U.S. Patent and Trademark Office approved our application for the uses of "ENGlobal" and "Integrated Rack" in September 2004 and March 2005, respectively. In addition, we have pending trademark applications on file with the U.S. Patent and Trademark Office for the names "Flare-Mon" and "Purchased Data." There can be no assurance that the protective measures we currently employ will be adequate to prevent the unauthorized use or disclosure of our technology, or the independent third party development of the same or similar technology. Although our competitive position to some extent depends on our ability to protect our proprietary and trade secret information, we believe that other factors, such as the technical expertise and knowledge base of our management and technical personnel, as well as the timeliness and quality of the support services we provide, will also help us to maintain our competitive position.

Government Regulations

The Company and certain of our subsidiaries are subject to various foreign, federal, state, and local laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration. The Company and members of its professional staff are subject to a variety of state, local and foreign licensing, registration and other regulatory requirements governing the practice of engineering. Currently, we are not aware of any situation or condition relating to the regulation of the Company, its subsidiaries, or personnel that we believe is likely to have a material adverse effect on our results of operations or financial condition.

Employees

As of December 31, 2004, the Company and its subsidiaries employed 1,329 individuals. Of these employees, 17 were employed in sales and marketing; 703 were employed in engineering and related positions; 153 were employed in technical production positions; 171 were employed as inspectors; 219 were employed as project support staff; and 66 were employed in administration, finance and management information systems. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be, critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

1. We are engaged in highly competitive businesses and must typically bid against competitors to obtain engineering and service contracts.

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

2. The failure to attract and retain key professional personnel could adversely affect the Company.

     Our success depends on attracting and retaining qualified personnel in a competitive environment. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future. Failure to retain or attract such personnel could materially adversely affect our businesses, financial position, results of operations and cash flows. This is a major risk factor that could materially impact our operating results.

3. Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.

     We generally enter into two principal types of contracts with our clients: time and materials contracts and fixed-price contracts. Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen expenditures or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Our ability to secure change orders on scope changes and our ability to invoice for such changes poses an additional risk. In fiscal 2004, approximately 9% of our net revenue was derived from fixed-price contracts.

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

     Revenue recognition for a contract requires judgment relative to assessing the contract's estimated risks, revenue and costs and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance. This is a major risk factor that could materially impact our operating results.

4.   Economic downturns could have a negative impact on our businesses.

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

5.   Our dependence on one or a few customers could adversely affect us.

     One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenues in any one year or over a period of several consecutive years. In 2004, approximately 59% of our revenues were from six subsidiaries of ExxonMobil and approximately 6% of our revenues were from Chevron Phillips. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected. Additionally, we have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

6. Additional acquisitions may adversely affect our ability to manage our business.

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

7.   Seasonality of our industry may cause our revenues to fluctuate.

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

8.   Liability claims could result in losses.

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

9. If the operating result of either segment is adversely affected, an impairment of goodwill could result in a write down.

     Based on factors and circumstances impacting ENGlobal and the business climate in which it operates, the Company may determine that it is necessary to re-evaluate the carrying value of its goodwill by conducting an impairment test in accordance with SFAS No. 142. The Company has assigned goodwill to the two segments based on estimates of the relative fair value of each segment. If changes in the industry, market conditions, or government regulation negatively impact either of the Company's segments resulting in lower operating income, if assets are harmed, if anticipated synergies or cost savings are not realized with newly acquired entities, or if any circumstance occurs which result in the fair value of either segment reducing below its carrying value, an impairment to goodwill could be created. In accordance with SFAS No. 142, the Company would be required to write down the carrying value of goodwill.

10. Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in value to existing stockholders of the shares they hold.

     Our Articles of Incorporation authorize our board of directors to issue up to an additional 50,880,784 shares of common stock and an additional 2,265,167 shares of preferred stock. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the American Stock Exchange requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue shares in connection with our Employee Stock Purchase Plan and we may issue options as incentives under our 1988 Incentive Option Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the board of directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

11. Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues or earnings.

     As of December 31, 2004, our backlog was approximately $135 million. We cannot assure investors that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Such backlog reductions would reduce the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

12. Our dependence on subcontractors and equipment manufacturers could adversely affect us.

     We rely on third-party subcontractors as well as third-party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or cost-plus contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

13. Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

     Our quarterly revenues, expenses and operating results may fluctuate significantly because of a number of factors, including:

          o Unanticipated changes in contract performance that may affect profitability, particularly with contracts that have funding limits;
          o    The seasonality of the spending cycle of our clients;
          o    Acquisitions or the integration of acquired companies;
          o    Employee hiring and utilization rates;
          o The number and significance of client engagements commenced and completed during a quarter;
          o    Credit worthiness and solvency of clients;
          o The ability of our clients to terminate engagements without penalties;
          o    Delays incurred in connection with an engagement;
          o    The size and scope of engagements;
          o    The timing of expenses incurred for corporate initiatives;
          o    Reductions in the prices of services offered by our competitors;
          o    Changes in accounting rules; and
          o    General economic or political conditions.

     Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses. These fluctuations could result in downward pressure on the market price of our common stock.

14. If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.

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

15. If we are not able to successfully manage internal growth initiatives, our business and results of operations may be adversely affected.

     The Company's growth strategy seeks to utilize its technical expertise in conjunction with industry trends. To support this strategy, the Company may elect to fund internal growth initiatives targeted at markets that the Company believes may have significant potential needs for the Company's services. The downside risks are that such initiatives could have a negative effect on current earnings until such initiatives reach critical mass or that industry trends have been misread or delayed and continued funding could have a negative impact on long term earnings.

16.  The price of our common stock may be volatile.

     Our common stock may be subject to substantial price volatility. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market for and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

          o Quarter to quarter variations in our financial results, including revenues, profits and other measures of financial performance or financial condition;
          o Announcements by us or our competitors of significant acquisitions;
          o    Threatened or pending litigation;
          o Changes in investors' and analysts' perceptions of our business, our competitors' businesses, or the businesses we serve;
          o Investors' and analysts' assessments of reports prepared or conclusions reached by third parties;
          o    Broader market fluctuations; and
          o    General economic or political conditions.

     Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which are dependent on the performance of our stock price.

17. A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote.

     Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 50% of our outstanding common stock on a fully diluted basis. Accordingly, these stockholders, as a group, are able to control the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.


ITEM 2. PROPERTIES

Facilities

We lease 12 buildings in the U.S. totaling approximately 306,000 square feet, and we own an office building in Baton Rouge, Louisiana with 27,500 square feet. The leases have remaining terms ranging from monthly to 6 years and are at what we consider to be commercially reasonable rental rates. Our principal office locations are in Houston and Beaumont, Texas, and Tulsa, Oklahoma. We have other offices in Freeport and Midland, Texas, Baton Rouge and Lake Charles, Louisiana, and Cleveland, Oklahoma. Approximately 214,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

Our systems segment performs fabrication assembly in two shop facilities. One facility is in Houston, Texas with approximately 62,600 square feet of space and a second facility is in Beaumont, Texas with approximately 23,600 square feet of space.

We lease approximately 14,000 square feet of office space in Beaumont, Texas with an expiration date of June, 2005 from a joint venture owned one-third by each of: ENGlobal Engineering, Inc., Michael L. Burrow (the Company's CEO), and a stockholder of the Company who owns less than 1% of the Company's stock. We believe that this lease is at a commercially reasonable rental rate.

ITEM 2. PROPERTIES

On March 4, 2005, the Company completed the sale of the 37,000 square foot office and manufacturing facility formerly occupied by Thermaire for $885,000. This space has not been included in the office or warehouse statistics. The net proceeds from the sale were used to reduce the Company's long-term debt.

Below is a complete listing of the space leased and owned with the expiration dates of the leases.

        Location              Square Feet          Lease Expiration Date
     ---------------       -------------------     ---------------------
       Beaumont:                 42,880                    2011
                                 37,798                    2005
                                 13,590               Month to Month
        Houston:                 51,816                    2005
                                 62,641                    2008
                                 33,759                    2011
      Lake Charles               8,178                     2006
         Tulsa                   32,555                    2005
        Freeport                 23,000                    2007
      Baton Rouge                27,500                    Owned
                           -------------------
                                333,717
                           ===================

In March 2005, we entered into a lease agreement for the relocation of our corporate headquarters and Houston engineering office to a 33,759 square foot facility in North Houston. Effective June 1, 2005, approximately 60 employees will move to our new location at 654 North Sam Houston Parkway E, Suite 400, Houston, Texas 77060-5914, which can accommodate up to 150 employees with appropriate space planning. We have executed a six-year lease valued in excess of $2.3 million, with an option to lease additional space.


ITEM 3. LEGAL PROCEEDINGS

During 2005, the Company and its subsidiaries were successful in obtaining the dismissal of all but one of the remaining petitions filed against the Company and its subsidiaries in 2003, on behalf of former employees of Barnard and Burk, Inc. The Company believes that the remaining petition is without merit and immaterial to the Company's business and financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company's common stock has been quoted on the American Stock Exchange ("AMEX") since June 16, 1998, and is currently traded under the symbol "ENG." From its initial listing on AMEX on June 16, 1998 to June 15, 2002, the Company's stock was traded under the symbol "IDS." Newspaper stock listings identify us as "ENGlobal."

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                      Fiscal Year Ended December 31
                                    ----------------------------------
                                         2004                2003
                                    ----------------------------------
                                    High      Low        High     Low
                                    ----------------------------------
           First Quarter            2.32      1.96       1.98     1.00
           Second Quarter           2.43      1.44       2.97     1.70
           Third Quarter            1.75      1.20       3.80     2.24
           Fourth Quarter           3.19      1.21       2.89     1.87

The foregoing figures, based on information published by AMEX, do not reflect retail mark-ups or markdowns and may not represent actual trades.

In connection with our December 2001 merger with Petrocon, we issued 2,500,000 shares of Series A Preferred Stock, $0.001 par value per share, to Equus II Incorporated. In 2002 and 2003, we issued dividends to Equus in the form of 234,833 shares of Series A Preferred Stock. Effective August 2003, the Company exercised its right to convert all outstanding Series A Preferred Stock to 1,149,089 shares of common stock.

As of February 28, 2005, approximately 234 stockholders of record held the Company's common stock. This does not include individual participants in security position listings.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company's equity compensation plans as of December 31, 2004.

                                                                                       Number of Securities
                                                                                     Remaining Available for
                               Number of Securities to       Weighted-Average         Future Issuance Under
                               be Issued Upon Exercise      Exercise Price of       Equity Compensation Plans
                               of Outstanding Options,     Outstanding Options,      [Excluding Securities in
                               Warrants and Rights (a)   Warrants and Rights (b)         Column (a)] (c)
                               -----------------------   -----------------------    -------------------------
Equity compensation plans
   approved by security
   holders                          1,527,150  (1)                 2.15                       463,999
Equity compensation plans
   not approved by security
   holders                            234,774  (2)                 4.26                             -
                               -----------------------                              --------------------------

    Total                           1,761,924                                                 463,999
                               =======================                              ==========================

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with Comerica Bank preclude us from paying any dividends on our common stock while any debt under those agreements is outstanding. The payment of dividends in the future will depend on numerous factors, including the Company's earnings, capital requirements, operating and financial position and general business conditions.

Dividends on outstanding shares of Series A Preferred Stock were paid on the last day of May in 2002 and 2003 in shares of stock of Series A Preferred Stock at a rate of 0.08 shares for each outstanding share of Series A Preferred Stock. The Company elected to convert all shares of preferred stock to 1,149,089 shares of common stock in August 2003.




-----------------------
(1) Includes options issued through our 1998 Incentive Plan. For a brief description of the material features of the Plan, see Note 10 of the Notes to the Consolidated Financial Statements. Also includes incentive options granted as replacement options for outstanding Petrocon incentive options pursuant to the terms of the December 2001 Merger Agreement with Petrocon. Effective with the Petrocon merger, 1,737,473 shares were placed in escrow by a group of significant Petrocon stockholders under the terms of an Option Escrow Agreement. Under this agreement, shares from the Option Escrow were used to replace shares issued by ENGlobal due to the exercise of converted Petrocon options and warrants, preventing future dilution to ENGlobal stockholders from the exercise of converted Petrocon options and warrants. This agreement was terminated in September 2004. During 2004, options to acquire 38,242 shares of common stock were exercised through the Option Escrow Agreement.

(2) Includes non-qualified options granted as replacement options for outstanding Petrocon options pursuant to the terms of the Merger Agreement (see
Note 10 to the Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

Summary Selected Historical Consolidated Financial Data

The following tables set forth our selected financial data. The data for the years ended December 31, 2004, 2003, and 2002 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part II, Item 8, Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this document. In addition, the merger with Petrocon in December 2001 should be considered in connection with your review of this information.

Note: Due to the sale of Thermaire, all items related to the previously reported manufacturing segment have been reclassified to discontinued operations in order to provide comparative results. Previously reported amounts will not agree to the amounts presented below except net income.

                                                                            Years Ended December 31,
                                                         ------------------------------------------------------------
                                                           2004          2003         2002         2001        2000
                                                         ------------------------------------------------------------
                                                                   (in thousands, except per share amounts)
                                                         ------------------------------------------------------------
Statement of Operations:
    Revenues -
         Engineering                                     $ 133,630    $ 108,380    $  74,971    $  14,235   $  10,740
         Systems                                            15,258       15,339       14,151        3,575       2,815
                                                         ---------    ---------    ---------    ---------   ---------
             Total revenues                                148,888      123,719       89,122       17,810      13,555
                                                         ---------    ---------    ---------    ---------   ---------

    Costs and expenses -
         Engineering                                       117,205       93,579       62,877       10,433       8,175
         Systems                                            13,090       13,167       11,840        3,107       2,156
         Selling, general and administrative                14,101       12,439       10,632        2,836       2,679
                                                         ---------    ---------    ---------    ---------   ---------
             Total costs and expenses                      144,396      119,185       85,349       16,376      13,010
                                                         ---------    ---------    ---------    ---------   ---------
    Operating income                                         4,492        4,534        3,773        1,434         545
    Interest income (expense), net                            (590)        (784)        (821)          14          49
    Other income (expense), net                                118         (355)         143           14          23
                                                         ---------    ---------    ---------    ---------   ---------
    Income from continuing operations before provision       4,020        3,395        3,095        1,462         617
       for income taxes
    Provision for income taxes                               1,656        1,110        1,197          595         151
                                                         ---------    ---------    ---------    ---------   ---------
    Income from operations                                   2,364        2,285        1,898          867         466
    Income (loss) from discontinued operations, net of
       taxes                                                  --           (154)        (146)         115         (85)
    Income from disposal of discontinued operations           --             26         --           --          --
                                                         ---------    ---------    ---------    ---------   ---------
             Net income                                  $   2,364    $   2,157    $   1,752    $     982   $     381
                                                         =========    =========    =========    =========   =========


ITEM 6. SELECTED FINANCIAL DATA (Continued)

Summary Selected Historical Consolidated Financial Data (Continued)

                                                                       Years Ended December 31,
                                                       -------------------------------------------------------
                                                         2004         2003        2002        2001      2000
                                                       -------------------------------------------------------
                                                               (in thousands, except per share amounts)
                                                       -------------------------------------------------------
Per Share Data:
    Basic earnings (loss) per share -
         Continuing operations                         $   0.10    $   0.09    $   0.07    $   0.07   $   0.04
         Discontinued operations                           --          --          --          --        (0.01
                                                       --------    --------    --------    --------   --------
             Net income per share                      $   0.10    $   0.09    $   0.07    $   0.07   $   0.03
                                                       ========    ========    ========    ========   ========

    Weighted average common
       shares outstanding - basic                        23,455      23,301      22,861      13,236     12,965

    Diluted earnings (loss) per share -
         Continuing operations                         $   0.10    $   0.09    $   0.07    $   0.07   $   0.04
         Discontinued operations                           --          --          --          --        (0.01)
                                                       --------    --------    --------    --------   --------
             Net income per share                      $   0.10    $   0.09    $   0.07    $   0.07   $   0.03
                                                       ========    ========    ========    ========   ========

    Weighted average common
       shares outstanding - diluted                      23,786      23,734      23,013      13,236     12,965

Cash Flow Data:
    Operating activities, net                          $ (2,391)   $  6,557    $  1,302    $    744   $     27
    Investing activities, net                            (1,811)       (471)     (1,290)          5       (468)
    Financing activities, net                             4,170      (6,122)     (1,182)        253         19
                                                       --------    --------    --------    --------   --------
         Net change in cash and cash equivalents       $    (32)   $    (36)   $ (1,170)   $  1,002   $   (422)
                                                       ========    ========    ========    ========   ========

Balance Sheet Data:
    Working capital                                    $ 14,503    $  6,505    $  8,416    $  5,703   $  3,217
    Property and equipment, net                        $  5,262    $  4,302    $  4,779    $  4,095   $    460
    Total assets                                       $ 57,261    $ 42,530    $ 40,068    $ 38,286   $  7,052
    Long-term debt, net of current portion             $ 15,585    $  7,506    $ 12,580    $  1,357   $     21
    Long-term capital leases, net of current portion   $   --      $     12    $     17    $     48   $     24
    Stockholders' equity                               $ 20,051    $ 18,175    $ 13,389    $ 11,846   $  4,159


                                       24

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. Note 17 to the Financial Statements contains segment information.

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

Overview

We furnish engineering consulting and control system services to the petroleum refining, petrochemical, pipeline, production and processing industries. Our business consists of two segments: engineering and systems. Our engineering segment offers engineering consulting services to clients for the development, management and turnkey execution of engineering projects, construction management, and inspection services. Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries.

Contract revenue and contract costs are recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs actually incurred bears to total estimated costs. Revenue and profit on long-term contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

In the course of providing our services, we routinely provide major engineering, materials, equipment and subcontractor services. Generally, these materials, equipment and subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles, are included in revenue. Because the use of subcontractor services can change significantly from project to project, changes in revenue may not be indicative of business trends.

For analytical purposes only, we segregate from our total revenue the revenues recorded from non-labor material, equipment and subcontractor costs, and the revenue derived from material assets or companies acquired during the current year, as well as the revenue recognized from material assets or companies acquired during the first 12 months following their respective dates of acquisition. Revenue recognized from acquired assets or companies during such first 12 months is referred to as "Acquisition" revenue. We also segregate gross profits and SG&A expenses derived from material assets or company acquisitions on the same basis as we segregate revenues.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect variable overhead costs. Professional compensation and related benefits represent the majority of these costs.

Operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Overview (Continued)

Corporate SG&A expense is comprised primarily of marketing and proposal costs, as well as costs related to the executive, finance, accounting, safety, human resources and information technology departments and other costs generally unrelated to specific client projects, but which can vary as costs are incurred to support corporate activities and initiatives.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations and indicates percentage of total revenue for each item. The manufacturing segment is reported in "Income/(Loss) from Discontinued Operations."

                                                                      Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                       2004                      2003                     2002
                                               ---------------------     ---------------------    ---------------------
                                                  Amount       %           Amount        %           Amount       %
                                               ------------------------------------------------------------------------
                                                                           (in thousands)
                                               ------------------------------------------------------------------------
Revenue
    Engineering - labor                        $     85,929    57.7      $    77,507     62.6     $     69,239    77.7
    Engineering - non-labor                          38,578    25.9           29,388     23.8            5,732     6.4
    Systems                                          13,965     9.4           14,892     12.0           14,151    15.9
    Acquisition                                      10,416     7.0            1,932      1.6                -       -
                                               -------------             ------------             -------------
         Total revenue                         $    148,888   100.0      $   123,719    100.0     $     89,122   100.0
                                               =============             ============             =============

Gross profit
    Engineering - labor                        $     14,824    17.3      $    13,714     17.7     $     12,095    17.5
    Engineering - non-labor                             159     0.4              938      3.2                -       -
    Systems                                           1,937    13.9            2,109     14.2            2,311    16.3
    Acquisition                                       1,673    16.1              212     11.0                -       -
                                               -------------             ------------             -------------
         Total gross profit                    $     18,593    12.5      $    16,973     13.7     $     14,406    16.2
                                               =============             ============             =============

Selling, general and administrative
    Non-acquisition                            $     12,267     8.2      $    12,274      9.9     $     10,632    11.9
    Acquisition                                       1,834     1.2              165      0.1                -       -
                                               -------------             ------------             -------------
         Total                                 $     14,101     9.5      $    12,439     10.1     $     10,632    11.9
                                               =============             ============             =============

Income from continuing operations              $      2,364     1.6      $     2,285      1.8     $      1,898     2.1
Income (loss) on discontinued operations                  -       -             (128)    (0.1)            (146)   (0.1)
                                               -------------             ------------             -------------
         Net income                            $      2,364     1.6      $     2,157      1.7     $      1,752     2.0
                                               =============             ============             =============


Total revenue increased $25.2 million or 20.3% from $123.7 million in revenue in 2003 to $148.9 million in revenue in 2004. Overall gross profit increased $1.6 million or 9.5% from $17.0 million in 2003 to $18.6 million in 2004 even though as a percentage of revenue, gross profit decreased from 13.7% in 2003 to 12.5% in 2004. Total SG&A expense increased $1.7 million or 13.4% from $12.4 million in 2003 to $14.1 million in 2004. Income from continuing operations improved by almost $100,000 from $2.3 million in 2003 to $2.4 million in 2004.

                                       26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Total Revenue
     -------------

     Total engineering revenue, both labor and non-labor, accounted for 83.6% of our total revenue for the year, increasing $17.6 million from $106.9 million in revenue in 2003 to $124.5 million in revenue in 2004. The increase in total engineering revenue is attributable to $9.2 million in additional non-labor revenue and $8.4 million in labor revenue.

     The increase in non-labor revenue during 2004 represented 52.2% of the increase in total engineering revenue for the year. The $9.2 million additional non-labor revenue resulted from an increase in non-labor revenue of $25.5 million on a co-generation project that began in 2003, offset by $16.3 in lower non-labor revenue from a cyclohexane project that began in 2002. Both the co-generation and cyclohexane projects are being executed out of our Beaumont office and both are expected to be complete in 2005.

     During any reporting period non-labor revenue could have a significant impact on total revenue, but normally such non-labor revenue would represent lower margin activity on EPC type projects. The non-labor based revenue for engineering was $38.6 million, $29.4 million and $5.7 million in 2004, 2003 and 2002, respectively. By comparison, labor-based revenue, without the addition of labor-based revenue from acquisitions, totaled $85.9 million, $77.5 million and $69.2 million in 2004, 2003 and 2002, respectively. Non-labor revenue includes certain material, equipment and subcontractor cost passed through to clients with no mark-up or at a mark-up well below that normally achieved on labor revenue. In accordance with generally accepted accounting principles, non-labor revenue is included in total revenue. Non-labor revenue is expected to increase in 2005 due to activity on both the Coffeyville and Frontier projects.

     The increase of $8.4 million in engineering labor revenue during 2004 came primarily from additional labor revenue of $4.9 million through the Tulsa office, $2.4 million through the Beaumont office and $1.1 million from all other office locations. Our engineering segment has been successful in obtaining major projects in the petroleum refining industry in the mid-continent area for the Tulsa office, but we do not currently have a large project that would replace the co-generation project when it is completed by our Beaumont office.

     In 2005, the Company was awarded two significant projects to be completed primarily out of our Tulsa office. Coffeyville Resources Refining & Marketing, LLC ("CRRM") has entered into an agreement with ENGlobal for detailed engineering and procurement services for CRRM's ultra low sulfur diesel fuel facilities at its Coffeyville, Kansas refinery on a cost reimbursable basis. We estimate that the agreement will result in approximately 150,000 man-hours in engineering and related activities in addition to a significant amount of revenue attributable to the procurement of materials and equipment. The project began in January 2005 and is scheduled to conclude in the third quarter of 2006. Frontier Refining, Inc. has awarded ENGlobal a contract to provide lump sum turnkey services for engineering, procurement and construction for modifications to produce ultra low sulfur diesel at Frontier's Cheyenne, Wyoming refinery. The Company estimates revenue from the Frontier contract to be approximately $7 million. The project began in February 2005 and is scheduled to complete in the spring of 2006.

     The systems segment contributed 9.4% of our total revenue for the year, as its revenue declined $900,000 from $14.9 million in 2003 to $14.0 million in revenue in 2004. Our systems segment began 2005 with a project backlog of $7.6 million, representing the largest booking of new work in the segment's history.

     During the fourth quarter of 2004, the systems segment was awarded projects totaling $2.8 million from Honeywell to build eight turnkey remote instrument enclosures ("RIEs") of which six units are scheduled for completion during the second quarter and additional units following in the third and fourth quarters of 2005. In the first quarter of 2005, Honeywell awarded the Company three additional turnkey RIEs totaling $1.6 million with one unit scheduled for delivery in the second quarter and two units scheduled for delivery in the fourth quarter of 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
(Continued)

     Revenue from acquired companies accounted for 7.0% of our total revenue during 2004, increasing by $8.5 million or 447% from $1.9 million in revenue in 2003 to $10.4 million in revenue in 2004. Revenue recognized from acquired assets or companies during the first 12 months of their operation within ENGlobal is referred to as "Acquisition" revenue. Acquisition revenue in 2004 includes revenue of $3.6 million, $3.3 million, $1.7 million, $1.3 million and $500,000 from EDG, CIS, Petro-Chem, Senftleber and AmTech, respectively.

     We formerly operated a third segment, the manufacturing segment. Certain assets of this segment were sold in December 2003 and March 2005 and its financial results during 2003 and 2004 are reported in "Income/(Loss) from Discontinued Operations."

     Gross Profit
     ------------

     Gross profit from engineering labor increased $1.1 million or 8.1% from $13.7 million in 2003 to $14.8 million in 2004. Gross profit from our Tulsa location improved $1.7 million or 286.1% from $600,000 in 2003 to $2.3 million in 2004. Gross profits based on engineering labor revenue from all other engineering operations decreased $600,000 or 4.7%. Gross profit from labor declined as a percentage of labor revenue from 17.7% in 2003 to 17.3% in 2004. Gross margin from in-office projects increased from 22.8% in 2003 to 23.3% in 2004 only to be offset by higher non-project labor cost invested in estimating larger EPC projects and in internal growth initiatives such as low sulfur diesel. Margins from our field service operation were lower by .3% primarily due to the impact of integration costs and recognition of lower profits on $3.3 million in revenue generated by the acquisition of CIS during the last quarter of 2004.

     Gross profit from engineering non-labor revenue declined $779,000 or 83% from $938,000 in 2003 to $159,000 in 2004 as a direct result of the decrease of $16.3 million in non-labor revenue on the cyclohexane project. The Coffeyville project began in January 2005 and includes cost reimbursable procurement services including a fee on approximately $24 million in materials and equipment.

     Gross profit for our systems segment declined $200,000 or 8.2% from $2.1 million in 2003 to $1.9 million in 2004. Competitive market pressures on pricing, project management, cost containment against project budgets, and stronger support service controls continue to provide challenges for management in response to growth initiatives and record backlog levels. The acquisition of contract rights and other assets from InfoTech during the fourth quarter of 2004 could have a short-term negative impact on the systems segment's gross profit until new employees and new projects are fully integrated into the Company's operations.

     Gross profits from acquisitions increased $1.5 million or 689.2% from $200,000 in 2003 to $1.7 million in 2004. Gross profit from acquired assets or companies during their first 12 months of operations within the Company is recorded and referred to as "Acquisition" gross profit. Acquisition gross profit in 2004 includes gross profit of $800,000, $400,000, $200,000, $200,000, and $100,000 from EDG, CIS, Petro-Chem, Senftleber and AmTech, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
(Continued)

     Selling, General and Administrative ("SG&A") Expenses
     -----------------------------------------------------

     Selling, general and administrative expenses not directly related to acquisitions remained level at $12.3 million for both 2003 and 2004 and as a percentage of total revenue decreased from 10% in 2003 to 8.9% in 2004.

     In March 2004, the Company announced organizational changes intended to reduce overhead and enhance profitability. The Company eliminated four operational facilities and consolidated offices to improve efficiency. For example, effective January 2004, within the systems segment, ECP relocated offices and shop facilities into the same facility as ESI resulting in improved shop personnel utilization, reduction of duplicative overhead functions and reduction of facility expenses. As a result, during 2004, the systems segment SG&A expenses decreased $500,000 or 28.6% from $2.0 million in 2003 to $1.5 million in 2004. Corporate SG&A charges increased $198,000 due to additional software enhancements to our billings system to meet client format demands, plus $222,000 related to proposal and internal growth initiatives. Engineering SG&A expenses increased $80,000 due to numerous miscellaneous items.

     SG&A expenses from acquisitions increased $1.7 million from $100,000 in 2003 to $1.8 million in 2004. SG&A expenses from acquired assets or companies during their first 12 months of operations within the Company have been recorded and are referred to as "Acquisition" under SG&A expenses. Acquisition SG&A in 2004 includes $1.3 million, $250,000, and $150,000 from EDG, CIS, Petro-Chem respectively, plus $100,000 for all other acquisition activity.

     Operating Profit
     ----------------

     Operating profit remained constant at $4.5 million in 2003 and 2004, decreasing as a percentage of total revenue from 3.7% in 2003 to 3.0% in 2004. If total revenue and total operating profit are both adjusted whereby the impact of non-labor material, equipment and subcontractor cost are eliminated from both total revenue and total operating profit, our adjusted operating profit as a percentage of adjusted revenue would have increased from 3.8% to 3.9%.

     Other Income (Expense)
     ----------------------

     Other income (expense) changed from $355,000 expense in 2003 to $118,000 income in 2004. The expense in 2003 was the result of a book basis loss on the sale of the vacant office building in Baton Rouge, as compared to the income in 2004, which resulted from a legal settlement.

     Provision for Income Taxes
     --------------------------

     Additional tax expense during the year increased the 2004 effective tax rate to 42% from 33% in 2003. The effective tax now and in the future will be approximately 38%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Total Revenue
     -------------

     Total revenue increased by $34.6 million or 38.8% from revenues of $89.1 million in 2002 to $123.7 million in 2003. The revenue growth for 2003 compared to 2002 is primarily attributable to the engineering segment, which was awarded engineering, procurement and construction ("EPC") phases of major projects. The engineering segment realized an increase in its engineering revenues of $33.4 million primarily due to the co-generation and cyclohexane projects. These projects contributed revenues of more than $42.4 million during 2003, including non-labor revenue from materials, equipment and subcontractors' charges of $29.4 million. Usually the engineering segment's revenues are derived from direct labor. Procurement activities contributed to a significant increase in revenues but at a lower mark-up on these EPC projects. The labor-based revenue for engineering were $77.5 million and $69.2 million in 2003 and 2002, respectively. By comparison, the procurement-based revenues were $34.5 million and $5.2 million in 2003 and 2002, respectively.

     Performance in the other areas of the engineering segment was mixed. Significant growth occurred in the Tulsa area during 2003 with an increase in revenues of 84%, from $2.5 million in 2002 to $4.6 million in 2003. This growth was due to a concerted marketing effort to bring work to this location. The Houston area, which has traditionally serviced the pipeline industry, had lower than expected sales. The pipeline industry continues to be over leveraged, and many capital expansions have been on hold for over two years while the industry focused on debt reduction. The economy in the Baton Rouge area continued to be flat during the early part of 2003, but improved in the fourth quarter. However, competition in this area resulted in lower margins. Revenues for 2003 decreased from 2002 by $5.1 million in the Baton Rouge area. The fourth quarter showed signs of improvement as Baton Rouge revenues improved 24% during the last quarter in 2003 as compared to the same quarter in 2002.

     The systems segment's revenues improved $700,000 from $14.2 million in 2002 to $14.9 million in 2003. ESI's revenues improved $2.1 million from $11.0 million in 2002 to $12.8 million in 2003. This growth was attributable to large fixed-price sales of remote instrument enclosures to two clients. Offsetting this increase was a decrease in revenues at ECP of $1.5 million. As of January 2004, ECP has physically moved into the Houston ESI location to help reduce its overhead expenses by sharing employees and reducing rent and utility costs. ETI, a previously dormant entity, which was reactivated in 2003, and Senftleber, a November 2003 acquisition, generated combined revenues of $0.6 million in 2003.

     The manufacturing segment was discontinued when certain assets of Thermaire were sold in December 2003. Operational results of this segment are reflected in the caption "Income (Loss) from Discontinued Operations."

     Gross Profit
     ------------

     Gross profit for the Company increased by $2.6 million or 17.8% from $14.4 million in 2002 to $17.0 million in 2003. The margin as a percentage of revenue, however, decreased from 16.2% in 2002 to 13.7% in 2003. This decrease is primarily due to the increase in EPC types of projects worked in the engineering segment.

     The gross profit for the engineering segment increased by $2.7 million or 22.4% from 2002 to 2003. The engineering segment's 2003 gross profit as a percentage of revenue decreased from 16.1% in 2002 to 13.7% in 2003. EEI has many contracts pursuant to which ENGlobal employees are assigned to work at client facilities. These contracts are generally low-risk, with virtually no overhead, and therefore, low margin. Also, the engineering service segment, which normally functions as a source of professional labor, was awarded EPC jobs in 2003 and 2002 with large quantities of material and subcontract work. These jobs have traditionally had low mark-ups on the materials and subcontractors' work, which decreases the Company's margins. Engineering contributed 87.2% of the total gross profits in 2003.

     The systems segment gross margin as a percentage of sales decreased from 16.3% in 2002 to 14.2% in 2003. The decline in gross profits was primarily due to cost overruns on fixed-price projects and competitive market pressures on contract pricing. The cost overruns occurred due to rapid growth in ESI's revenues. Management initiated stronger administrative and support services controls in response to the cost overruns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
(Continued)

     The Company combined three employee medical insurance plans into one self-insured health plan at the beginning of 2003. Claim trends throughout the year were lower than expected levels based on past years' experiences. Adjustments to lower the insurance reserve were made in the third and fourth quarters totaling $1.6 million, which resulted in improved gross profits in both the engineering and systems segments. The engineering segment received approximately 90% of the benefit, and the systems segment received approximately 10% of the benefit.

     Selling, General and Administrative Expenses
     --------------------------------------------

     Selling, general and administrative expenses increased by $1.8 million, or 17.0%, from $10.6 million in 2002 to $12.4 million in 2003 primarily due to the creation of a business development department, which substantially combined all the marketing activities of the engineering segment into one centralized group and added several new marketing representatives.

     Operating Profit
     ----------------

     Operating profit increased by $0.8 million or 20.1% from $3.8 million in 2002 to $4.5 million in 2003. However, operating profits decreased as a percentage of total revenue from 4.2% in 2002 to 3.7% in 2003. This decrease was the result of the overall higher revenues and lower profit margins.

     Other Income (Expense)
     ----------------------

     Other income decreased from $143,000 to expense of $355,000 from 2002 to 2003, respectively. The expense in 2003 is the loss on the sale of the vacant building in Baton Rouge, as compared to the income in 2002, which resulted from a legal settlement.

     Provision for Income Taxes
     --------------------------

     The Company received a one-time tax benefit of approximately $138,000 in 2003 from the recapture of depreciation on segregated expenditures in Company owned buildings in Baton Rouge. The one-time tax benefit decreased the 2003 effective tax rate for income taxes from 39% in 2002 to 33%. The Company does not expect the benefit to recur in future tax periods.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. The Company's current credit facility is with Comerica Bank ("Comerica") and consists of a line of credit maturing July 27, 2007. The loan agreement positions Comerica as senior to all other debt. The line of credit is limited to $22.0 million subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. As of December 31, 2004, the outstanding balance on the line of credit was $13.5 million and we had working capital of $14.5 million. Our total long-term debt outstanding on December 31, 2004 was $16.2 million (see Note 7), an increase from $8.1 million as of December 31, 2003. Our long-term debt includes $13.5 million outstanding under our revolving credit facility with Comerica, and other long-term debt of $2.7 million. Under the terms and conditions of our revolving credit facility, as of December 31, 2004, we have additional borrowing capacity of approximately $4 million after consideration of borrowing base limitations. We are not currently subject to any other standby letters of credit, guarantees, repurchase obligations, or other commitments. We have no off-balance sheet arrangements.

The Company has been awarded a significant project with Coffeyville Resources Refining & Marketing, LLC ("CRRM") and entered into an Agreement for Engineering and Procurement Services to provide detailed engineering and procurement services for CRRM's ultra low sulphur diesel fuel facilities at its Coffeyville, Kansas refinery on a cost reimbursable basis. We estimate that the agreement will result in approximately 150,000 man-hours in engineering and related activities in addition to a significant amount of revenue attributable to the procurement of materials and equipment. The terms of the agreement require that any progress payments made by CRRM for project items must be secured by one or more irrevocable stand-by letters of credit issued on the account of ENGlobal. The project began in January 2005 and is scheduled to complete in the third quarter of 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Liquidity and Capital Resources (Continued)

The following table summarizes our contractual obligations as of December 31, 2004:

                                                         Payments Due by Period
                                         ---------------------------------------------------------
                                          2005       2006     2007       2008    2009 and   Total
                                                                                thereafter
                                         -------   -------   -------   -------   -------   -------
                                                               (in thousands)
                                         ---------------------------------------------------------
Long-term debt                           $   622   $   748   $14,065   $   535   $   237   $16,207
Capital leases                                 4      --        --        --        --           4
Operating leases                           1,551     1,221     1,333       968     2,556     7,629
                                         -------   -------   -------   -------   -------   -------
    Total contractual cash obligations   $ 2,177   $ 1,969   $15,398   $ 1,503   $ 2,793   $23,840
                                         =======   =======   =======   =======   =======   =======

We have several long-term notes that are subordinate to the Comerica debt.

     o $255,000 in two notes of $127,500 each to Sterling Planet and EDGI, each bearing interest at 5% and maturing in 2008. Principal amounts of $15,000 are paid quarterly with accrued interest. The Sterling Planet and EDGI notes were issued as part of the purchase of certain assets of EDGI.
     o $385,000 payable to Significant PEI shareholders resulting from termination of the 2001 agreements (see Note 18 in consolidated financial statements); payable in two remaining equal installments before December 31, 2005 and 2006.
     o $1,762,000 in four notes to Cleveland Inspection Services, Inc., CIS Technical, Inc., and F. D. Curtis, each discounted using 5% interest rate maturing in 2009. Principal amounts of $100,000 are paid quarterly. The notes were issued as part of the purchase of certain assets of Cleveland Inspection Services, Inc.
     o $195,000 in a note to InfoTech Engineering, Inc., bearing interest at 5% and maturing in 2007. Principal amounts of $65,000 are paid annually with accrued interest. The note was issued as a part of the acquisition of certain assets of InfoTech Engineering, Inc.

Cash Flow

Operating activities required the use of $2.4 million in cash for the fiscal year ended December 31, 2004. During the fiscal years ended December 31, 2003 and 2002, operating activities provided net cash totaling $6.6 million and $1.3 million, respectively. Much of the decrease in our cash flow from operating activities occurred early in the fourth quarter of 2004 due to the acquisition of CIS which was completed in October 2004. Subsequently, cash flow returned to a positive position in January 2005 as the integration of the CIS acquisition was substantially completed.

Investing activities used cash totaling $1.8 million in 2004, compared to $471,000 in 2003 and $1.3 million in 2002. In 2004, our investing activities consisted of capital additions of $1.2 million primarily for computers and leasehold improvements to our Beaumont office. We used $625,000 in the fourth quarter of 2004 to close the acquisitions of EDGI, AmTech, Cleveland Inspection Services, Inc., and InfoTech.

Financing activities provided cash totaling $4.2 million in 2004 and used cash totaling $6.1 million and $1.2 million during 2003 and 2002, respectively. Our primary financing mechanism is our revolving line of credit. The line of credit has been used principally to finance accounts receivable. During 2004, our borrowings, net of payments, on the line of credit were $8.0 million, and we repaid an aggregate of $3.8 million on our short-term and long-term debt.

Non-cash transactions include $2.6 million notes payable issued related to acquisitions and $592,000 note payable issued for treasury stock. Non-cash transactions include the issuance of stock dividends of $147,000 and $88,000 during 2003 and 2002, respectively. During 2003, our preferred stock was converted to common stock valued at $2,735,000. We also acquired insurance with notes payable of $1,092,000, $1,085,000, and $772,000 in 2004, 2003, and 2002,
respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Cash Flow (Continued)

The Company believes that it has available necessary cash for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices into accounts receivable, if such accounts are not collected timely, or if our project mix shifts from cost reimbursable to fixed cost contracts during significant periods of growth.

If losses occur, we may not be able to meet our monthly fixed charge ratio covenant under our credit facility with Comerica. In that event, if we are unable to obtain a waiver or amendment of the covenant, we may be unable to make further borrowings and may be required to repay all loans then outstanding under the credit facility.

We do not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

Asset Management

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $30.8 million from $20.2 million as of December 31, 2004 and 2003, respectively, primarily due to increased revenue growth and timing issues related to delays in client payments to both EEI and ESI totaling $3.0 million each. Trade receivables increased $1.6 million and $1.4 million respectively for CIS and EDG, primarily due to a delay in integration of CIS billings immediately following the acquisition and a large foreign receivable from a client of EDG. Delays in client payments beyond contract terms specifying a shortened five-day payment cycle and our extending 60-day payment terms to a major client have contributed to the increase in the number of days outstanding for trade accounts receivable from 54 days at December 31, 2003 to 62 days at December 31, 2004. Our actual bad debt expense has been approximately 0.2% of revenues for the periods ending December 31, 2004 and 2003. We increased our allowance for doubtful accounts from $376,000 to $476,000 or 1.8% and 1.5% of the trade accounts receivable balance for 2003 and 2004, respectively.

Related Party Transactions

ENGlobal Engineering, Inc. leases office space from PEI Investments, a joint venture in which ENGlobal Engineering, Inc. has a one-third interest, Michael L. Burrow (the Company's CEO) has a one-third interest, and a stockholder who owns less than 1% of the Company's common stock has a one-third interest. Rentals paid under the lease were $135,000, $135,000 and $124,000 for 2004, 2003 and
2002, respectively. The lease expires in 2005. We believe that this lease is at a commercially reasonable rental rate.

Risk Management

In performing services for our clients, we could potentially be liable for breach of contract, personal injury, property damage or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the concurrent negligence of our clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third-party property damage, professional errors and omissions, and workers compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

Seasonality

Holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for engineering services or capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each new-year, which can depress results for the first quarter. Principally due to these factors, our revenues during the first and fourth quarters generally tend to be lower than in the second and third quarters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Critical Accounting Policies

     Revenue Recognition
     -------------------

     Our revenues are largely composed of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts), many of which have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract. These time and material billings are produced every two weeks.

     On occasion, we serve as purchasing agent by procuring subcontractors, material and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. In accordance with Statement of Position ("SOP") 81-1, revenues and costs for these type purchases are not included in total revenues and costs. For financial reporting this "pass-through" type of transaction is reported net.

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

     Goodwill
     --------

     In conjunction with each acquisition, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, adjustments may be made to the original estimates within a short time subsequent to the acquisition. Goodwill is not amortized but instead is periodically assessed for impairment. The impairment testing entails estimating current market value of the segments, based on management's estimate of market conditions including pricing, demand, competition, operating costs and other factors. Determining the fair value of assets and liabilities acquired involves professional judgment and is ultimately based on management's assessment of the value of the assets acquired. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary significantly from estimated amounts. Consistent with SFAS 142, we have not amortized goodwill related to the merger with Petrocon, but instead tested the balance for impairment.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) `Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangement rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 10 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). This Statement amends APB Opinion No. 29 to permit the exchange of non-monetary assets to be recorded on a carry over basis when the non-monetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a non-monetary asset exchange at fair value. A non-monetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to impact the Company's Consolidated Financial Statements.

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as "Special Purpose Entities" or "SPE's"). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2004, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004 and 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No 107. There are no investments at December 31, 2004. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

As of December 31, 2004 and 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

The Company's primary interest rate risk relates to its variable-rate line of credit debt obligation, which totaled $13.5 million and $5.6 million as of December 31, 2004 and 2003, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation (i.e., an increase from the actual average interest rate of 4.38% as of December 31, 2004, to an average interest rate of 4.82%), annual interest expense would have been approximately $42,000 higher in 2004 based on the annual average balance. The Company does not have any interest rate swap or exchange agreements.

The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of December 31, 2004. Currently, the Company does not engage in foreign currency hedging activities nor is the Company exposed to currency exchange rate fluctuation.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2004 and 2003 and statements of income, cash flows and stockholders' equity for the three-year period ended December 31, 2004, are attached hereto and made part hereof.

                                      INDEX



                                                                        Page
                                                                   -------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  37

CONSOLIDATED BALANCE SHEETS
     December 31, 2004 and 2003                                          38

CONSOLIDATED STATEMENTS OF INCOME
     Years Ended December 31, 2004, 2003 and 2002                        39

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended December 31, 2004, 2003 and 2002                        40

CONSOLIDATED STATEMENTS OF CASH FLOW
     Years Ended December 31, 2004, 2003 and 2002                        41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   ON FINANCIAL STATEMENT SCHEDULE                                       62

SCHEDULE II
     Valuation and Qualifying Accounts                                   63

                                    REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
ENGlobal Corporation


We have audited the accompanying consolidated balance sheets of ENGlobal Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENGlobal Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Hein & Associates LLP
-------------------------
Hein & Associates LLP

Houston, Texas
March 10, 2005


                                    ENGLOBAL CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2004 AND 2003


                                                  ASSETS
                                                  ------
                                                                                         2004            2003
Current Assets                                                                       ------------    ------------
     Cash                                                                            $      8,006    $     39,439
     Trade receivables, net                                                            30,839,597      20,244,172
     Prepaid expenses and other current assets                                          1,984,274       1,260,296
     Costs and estimated earnings in excess of billings on uncompleted contracts        1,113,330       1,022,726
     Deferred tax asset                                                                   640,380         477,000
     Inventories                                                                          172,715         118,340
     Assets held for sale                                                                 678,106            --
     Federal income taxes receivable                                                      118,000            --
                                                                                     ------------    ------------
         Total Current Assets                                                          35,554,408      23,161,973
Property and Equipment, net                                                             5,262,370       4,302,430
Net Assets of Discontinued Operations                                                        --           860,728
Goodwill                                                                               15,284,220      13,752,564
Other Assets                                                                            1,159,750         452,695
                                                                                     ------------    ------------

         Total Assets                                                                $ 57,260,748    $ 42,530,390
                                                                                     ============    ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
Current Liabilities
     Accounts payable                                                                $ 10,512,123    $  9,821,030
     Accrued compensation and benefits                                                  6,059,221       4,302,136
     Notes payable                                                                        839,606         771,225
     Current portion of long-term debt                                                    622,410         623,230
     Current portion of capital lease                                                       4,371           7,818
     Billings and estimated earnings in excess of costs on uncompleted contracts        2,313,954         374,339
     Federal income taxes payable                                                            --           103,609
     Other liabilities                                                                    699,601         653,881
                                                                                     ------------    ------------
         Total Current Liabilities                                                     21,051,286      16,657,268
Net Liabilities of Discontinued Operation                                                    --            24,164
Long-Term Debt, net of current portion                                                 15,585,152       7,506,062
Long-Term Leases, net of current portion                                                     --            12,042
Deferred Tax Liability                                                                    573,380         156,000
                                                                                     ------------    ------------

         Total Liabilities                                                             37,209,818      24,355,536
                                                                                     ------------    ------------
Commitments and Contingencies (Notes 8, 9, 11, 15, 18 and 19)
Stockholders' Equity
     Series A redeemable convertible preferred stock - $0.001 par value, with fair value of $1.00 per share; 2,265,167 shares authorized 2004 and 2003,
        respectively; 0 shares issued and outstanding 2004 and 2003, respectively            --              --
     Common stock - $0.001 par value; 75,000,000 shares authorized; 23,466,839 and 24,034,288 shares outstanding and 24,119,216 and 24,034,288 issued at
        December 31, 2004 and 2003, respectively                                           24,119          24,034
     Additional paid-in capital                                                        12,198,215      12,094,382
     Retained earnings                                                                  8,420,827       6,056,438
     Treasury stock - 652,377 shares at cost                                             (592,231)           --
                                                                                     ------------    ------------

         Total Stockholders' Equity                                                    20,050,930      18,174,854
                                                                                     ------------    ------------

         Total Liabilities and Stockholders' Equity                                  $ 57,260,748    $ 42,530,390
                                                                                     ============    ============


                       See accompanying notes to these consolidated financial statements.


                                    ENGLOBAL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF INCOME


                                                                            Years Ended December 31,
                                                              -----------------------------------------------
                                                                   2004             2003             2002
                                                              -------------    -------------    -------------
Operating Revenues
     Engineering                                              $ 133,630,281    $ 108,380,100    $  74,971,506
     Systems                                                     15,257,960       15,339,002       14,151,089
                                                              -------------    -------------    -------------
         Total Revenue                                          148,888,241      123,719,102       89,122,595
                                                              -------------    -------------    -------------

Direct Costs
     Engineering                                                117,204,900       93,578,716       62,876,626
     Systems                                                     13,089,874       13,166,811       11,839,820
                                                              -------------    -------------    -------------
         Total Direct Costs                                     130,294,774      106,745,527       74,716,446
                                                              -------------    -------------    -------------

Gross Profit                                                     18,593,467       16,973,575       14,406,149

Selling, General, and Administrative Expenses                    14,101,497       12,439,408       10,632,357
                                                              -------------    -------------    -------------

Operating Income                                                  4,491,970        4,534,167        3,773,792
     Interest Expense                                              (590,227)        (784,227)        (820,976
     Other income (expense)                                         118,409         (355,175)         142,559
                                                              -------------    -------------    -------------
         Income from Continuing Operations
            before Provisions for Income Taxes                    4,020,152        3,394,765        3,095,375

Provision for Income Taxes                                        1,655,763        1,109,496        1,197,067
                                                              -------------    -------------    -------------

Income from Continuing Operations                                 2,364,389        2,285,269        1,898,308

Income/(Loss) from Discontinued Operations
     Loss from operations of discontinued segment,
        net of tax ($75,066, $92,373 benefit, respectively)            --           (154,615         (146,485
     Gain from sale of discontinued segment,
        net of tax ($12,834)                                           --             26,434             --
                                                              -------------    -------------    -------------
         Net Income                                               2,364,389        2,157,088        1,751,823

         Preferred Dividends                                           --            131,100          208,992
                                                              -------------    -------------    -------------

         Net Income Available for Common Stock                $   2,364,389    $   2,025,988    $   1,542,831
                                                              =============    =============    =============

Basic Earnings per Share from Continuing Operations           $        0.10    $        0.09    $        0.07
Basic Earnings per Share from Discontinued Operations                  --               --               --
                                                              -------------    -------------    -------------
     Basic Earnings per Share from Net Income
        Available for Common Stock                            $        0.10    $        0.09    $        0.07
                                                              =============    =============    =============

Weighted Average Common Shares Outstanding for Basic             23,454,545       23,300,600       22,861,199
                                                              =============    =============    =============

Diluted Earnings per Share from Continuing Operations         $        0.10    $        0.09    $        0.07
Diluted Earnings per Share from Discontinued Operations                --               --               --
                                                              -------------    -------------    -------------
     Diluted Earnings per Share from Income
        Available for Common Stock                            $        0.10    $        0.09    $        0.07
                                                              =============    =============    =============

Weighted Average Common Shares Outstanding for Diluted           23,785,939       23,733,807       23,013,016
                                                              =============    =============    =============



                     See accompanying notes to these consolidated financial statements.


                                               ENGLOBAL CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002



                                               Common Stock            Additional                                       Total
                                       ----------------------------     Paid-In        Retained       Treasury       Stockholders'
                                          Shares          Stock         Capital        Earnings         Stock           Equity
                                       ------------    ------------   ------------   ------------    ------------    ------------
BALANCES-JANUARY 1, 2002                 22,861,199    $     22,862   $  9,335,471   $  2,487,617    $       --      $ 11,845,950
     Preferred stock dividend                  --              --             --         (208,992)           --          (208,992)
     Net income                                --              --             --        1,751,823            --         1,751,823
                                       ------------    ------------   ------------   ------------    ------------    ------------

BALANCES-DECEMBER 31, 2002               22,861,199          22,862      9,335,471      4,030,448            --        13,388,781
     Preferred stock dividend                  --              --             --         (131,098)           --          (131,098)
     Conversion of preferred stock
          2.38 preferred shares to
         each common share                1,149,089           1,148      2,733,685           --              --         2,734,833
     Exercise of stock options               24,000              24         25,226           --              --            25,250
     Net income                                --              --             --        2,157,088            --         2,157,088
                                       ------------    ------------   ------------   ------------    ------------    ------------

BALANCES-DECEMBER 31, 2003               24,034,288          24,034     12,094,382      6,056,438            --        18,174,854
     Exercise of options                     38,242              38         42,474           --              --            42,512
     Common stock purchased for
        treasury                           (652,377)           --             --             --          (592,231)       (592,231)
     Common stock issued through
        employee stock purchase plan         46,686              47         61,359           --              --            61,406
     Net income                                --              --             --        2,364,389            --         2,364,389
                                       ------------    ------------   ------------   ------------    ------------    ------------

BALANCES-DECEMBER 31, 2004               23,466,839    $     24,119   $ 12,198,215   $  8,420,827    $   (592,231)   $ 20,050,930
                                       ============    ============   ============   ============    ============    ============







                                See accompanying notes to these consolidated financial statements.


                                        ENGLOBAL CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Years Ended December 31,
                                                                        -----------------------------------------------
                                                                             2004             2003             2002
                                                                        -------------    -------------    -------------
Cash Flows from Operating Activities
     Net income                                                         $   2,364,389    $   2,157,088    $   1,751,823
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities -
         Depreciation and amortization                                      1,246,532          824,476          712,991
         Deferred income tax expense                                          254,000          542,000          437,000
         Loss on disposal of property, plant and equipment                      2,564          312,307             --
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                (10,595,425)      (3,947,817)      (1,117,211)
         Inventories                                                          (54,375)         110,056          462,652
         Costs and estimated earnings in excess of billings                   (90,604)       1,020,877       (1,313,096)
         Prepaid expenses and other assets                                    231,401          372,419          251,530
         Accounts payable                                                     691,093        5,695,662       (1,265,601)
         Accrued compensation and benefits                                  1,713,253          403,724        1,198,724
         Billings in excess of costs and estimated earnings                 1,939,616         (437,506)          34,133
         Other liabilities                                                    128,114         (280,166)        (169,822)
         Income taxes receivable (payable)                                   (221,610)        (215,619)         319,228
                                                                        -------------    -------------    -------------
              Net cash provided by (used in) operating activities          (2,391,052)       6,557,501        1,302,351
                                                                        -------------    -------------    -------------
Cash Flows from Investing Activities
     Purchase of property and equipment                                    (1,195,588)      (1,146,351)        (423,344)
     Software upgrade                                                            --               --           (909,627)
     Proceeds from sale of Baton Rouge building                                  --            554,866           42,523
     Additional consideration for acquisitions                               (625,000)        (424,900)            --
     Proceeds from sale of equipment                                            9,897             --               --
     Proceeds from sale of Thermaire                                             --            545,198             --
                                                                        -------------    -------------    -------------
              Net cash used in investing activities                        (1,810,691)        (471,187)      (1,290,448)
                                                                        -------------    -------------    -------------
Cash Flows from Financing Activities
     Borrowings on line of credit                                         134,571,349      127,650,133      111,764,457
     Payments on line of credit                                          (126,597,915)    (132,178,422)    (110,574,665)
     Proceeds from issuance of common stock                                   103,918           25,250             --
     Short-term borrowings (repayments)                                    (1,071,885)        (484,023)        (684,626)
     Preferred dividends accrual                                                 --               --           (120,773)
     Capital lease repayments                                                 (12,478)          (4,364)         (50,661)
     Long-term debt repayments                                             (2,822,679)      (1,130,544)      (1,515,447)
                                                                        -------------    -------------    -------------
              Net cash provided by (used in) financing activities           4,170,310       (6,121,970)      (1,181,715)
                                                                        -------------    -------------    -------------
                  Net Change in Cash and Cash Equivalents                     (31,433)         (35,656)      (1,169,812)
Cash and Cash Equivalents - beginning of year                                  39,439           75,095        1,244,907
                                                                        -------------    -------------    -------------
Cash and Cash Equivalents - end of year                                 $       8,006    $      39,439    $      75,095
                                                                        =============    =============    =============
Non-Cash Transactions
     Stock issued for preferred dividend                                $        --      $     146,833    $      88,000
     Insurance acquired with notes payable                                  1,092,096        1,085,363          771,502
     Conversion of preferred stock to common stock                               --          2,734,834             --
     Acquisition of assets of EDG, AmTech, CIS and InfoTech with
        issuance of notes payable                                           2,575,000             --               --
     Acquisition of treasury stock with note payable                          592,231             --               --
Supplemental Cash Flow Information
     Cash paid during the year for -
         Interest                                                       $     420,627    $     771,793    $     744,103
         State and federal income taxes                                     1,196,761          734,615          486,697
         Dividend payment                                                        --            105,040             --
         Refund from state franchise taxes                                       --               --            389,714


                           See accompanying notes to these consolidated financial statements.

                                                       41

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Basis of Presentation
---------------------

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our Company consolidates all of its wholly-owned subsidiaries and all significant inter-company accounts and transactions have been eliminated in the consolidation.

Organization
------------

Brief descriptions of the active companies included in the consolidated group follow:

     ENGlobal Corporation ("ENGlobal") - our public holding company.

     ENGlobal Corporate Services, Inc. ("ECS") - provides the corporate oversight function.

     ENGlobal Engineering, Inc. ("EEI") - provides general engineering for industrial customers primarily in the United States with specialties in the areas of distributive control systems, power distribution, process design and process safety management.

     ENGlobal Construction Resources, Inc. ("ECR") - provides technical and inspection personnel within client facilities for the petroleum industry.

     RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc. ("RPM") - provides engineering services primarily in southeast Louisiana.

     ENGlobal Systems, Inc. ("ESI") - provides design, fabrication, installation, start-up, checkout and maintenance of specialized systems such as programmable logic controller (PLC) systems integration, supervisory controls and data acquisition (SCADA) and triple modular redundancy (TMR) systems, distribution control system (DCS), and analyzer systems.

     ENGlobal Constant Power, Inc. ("ECP") - fabricates industrial grade uninterruptible electrical power systems, battery chargers and microprocessor systems for service in the high-end industrial market.

     ENGlobal Technologies, Inc. ("ETI") - reactivated in January 2003; provides advanced automation controls such as software analyzers and intelligent optimization software for the power and processing industries.

     Senftleber & Associates, L.P. ("Senftleber") - provides pipeline support and consulting along the Gulf Coast.

     ENGlobal Design Group, Inc. ("EDG") - provides design, installation and maintenance of various government and public sector facilities, the most active sector being Automated Fuel Handling Systems serving the U.S. Military.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash
----

Cash includes cash in bank at December 31, 2004. The Company's banking system provides for daily replenishment of major bank accounts for check-clearing requirements. Accordingly, there were negative book balances of $3.3 million on December 31, 2004 and $0.9 million on December 31, 2003. Such balances result from outstanding checks that have not yet been paid by the bank and are reclassified to accounts payable in the accompanying consolidated balance sheets.

Inventories
-----------

Inventories carried by our ECP subsidiary are composed primarily of raw materials and component parts (enclosures, electronics, PC boards and wire) and are carried at the lower of cost or market value, with cost determined on the first-in, first-out ("FIFO") method of accounting.

Revenue Recognition
-------------------

The Company's revenues are composed of engineering service revenue and product sales. The Company recognizes service revenue as soon as such services are performed. The majority of the Company's services are provided through cost-plus contracts.

On occasion, the Company, serving as an agent for the client, procures material and equipment on behalf of the client whereby the cost of such material and equipment is reimbursed with no mark-up or profit. In accordance with Statement of Position (SOP) 81-1, revenues and costs for these type purchases are not included in total revenues and costs. For financial reporting this "pass-through" type of transaction is reported net. During 2004 and 2003, pass-through transactions totaled $15.9 million and $5.6 million, respectively.

Profits and losses on fixed-fee contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage-of-contract costs incurred to date relative to estimated total contract costs. Contract costs include total labor, material, subcontractors and supplies. Anticipated losses on uncompleted contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed on fixed-fee contracts. The liability "billings in excess of costs and estimated profits on uncompleted contracts" represents amounts billed in excess of revenues recognized on fixed-fee contracts.

Property and Equipment
----------------------

All property and equipment is stated at cost, adjusted for accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the related assets. The useful life is estimated to be 3 years for computers and autos, 5 years for software, furniture and fixtures, 10 years for machinery and equipment, and 39 years for buildings. Leasehold improvements are amortized over the term of the related lease.

Goodwill
--------

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. The Company tested goodwill for impairment at December 31, 2003 and 2004 resulting in no impairment of goodwill.

In 2004, acquisitions of assets of several companies resulted in an increase of $1,725,00 to goodwill. Acquisitions of the assets of Engineering Design Group, Inc. ("EDGI"), InfoTech, and Cleveland Inspection Services, Inc. ("CIS") resulted in increases to goodwill of $139,000, $270,000 and $1,316,000, respectively.

In 2003, the Petro-Chem and Senftleber acquisitions resulted in increases in goodwill of $115,000 and $428,000, respectively and an adjustment to lower goodwill by $2,000 was made as a result of the sale of Thermaire.

Long-lived Assets
-----------------

The Company reviews long-lived assets and certain identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

Software Development Costs
--------------------------

Under the provisions of SOP-98-1 ENGlobal capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and when management authorizes funding for the project which is deemed probable of completion. Costs include 1) external direct costs of materials and services incurred in obtaining and developing the software, and 2) payroll and payroll related costs for employees who are directly associated with and devote time to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. At that time, the costs are reclassified to fixed assets. The accounting system upgrade was completed at the end of 2002 and depreciation began in January 2003.

The project controls system upgrade was completed at the end of 2004 and depreciation on costs of $350,000 will begin in January 2005.

Dispositions - Assets Held for Sale and Discontinued Operations
---------------------------------------------------------------

In management's ongoing strategic efforts to increase the Company's focus on core engineering consulting services, the Company sold its Thermaire manufacturing operations. During 2001, ENGlobal decided to seek a buyer for Thermaire, its only company in the manufacturing segment. Thermaire manufactured air-handling equipment for commercial heating, ventilation and cooling systems. The sale benefited the Company by improving its strategic focus on engineering services and systems.

Effective November 2001, the Board of Directors authorized the sale of Thermaire. A significant portion of Thermaire's assets was sold to Nailor Industries on December 15, 2003. This business has been included in "Income/(Loss) from Discontinued Operations" and the assets and liabilities have been separately identified on the Balance Sheet for all periods presented. The revenues from discontinued operations for the years ended December 31, 2003, 2002 were $2.0 million and $2.4 million, respectively. These revenues were excluded from revenues from continuing operations reported on the income statement. Thermaire experienced pre-tax losses during 2003 and 2002 of $230,000 and $239,000, respectively. The loss from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded book value.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dispositions - Assets Held for Sale and Discontinued Operations (Continued) The major classes of assets and liabilities "held for sale" included in the Consolidated Balance Sheets as of December 31 are as follows:

                                                     2004          2003
                                                   ----------------------
                                                       (in thousands)
                                                   ----------------------
   Assets
       Accounts receivable, net                    $   --        $    183
       Property, plant and equipment, net,
          held for sale                                 678           678
                                                   --------      --------
           Total assets "held for sale"            $    678      $    861
                                                   ========      ========

   Liabilities
       Accounts payable                            $   --        $      2
       Other current liabilities                       --              22
                                                   --------      --------
           Total liabilities associated with
              assets "held for sale"               $   --        $     24
                                                   ========      ========

Income Taxes
------------

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

Stock Based Compensation
------------------------

The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has elected to record compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, which calculates compensation as the difference between an option's exercise price and the current price of the underlying stock. (For equity instruments issued to employees, see Note 10 that contains required pro forma disclosure of the impact of adopting SFAS No. 123)

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
------------------

Basic earnings per share was computed as follows:

                                                               Reconciliation of Earnings per Share Calculation
                                         ------------------------------------------------------------------------------------------
                                                    2004                           2003                            2002
                                         ---------------------------   ----------------------------    ----------------------------
                                             Basic        Diluted         Basic          Diluted          Basic          Diluted
                                         ------------   ------------   ------------    ------------    ------------    ------------
Income from continuing operations        $  2,364,389   $  2,364,389   $  2,285,269    $  2,285,269    $  1,898,308    $  1,898,308
Preferred dividends                              --             --          131,100         131,100         208,992         208,992
                                         ------------   ------------   ------------    ------------    ------------    ------------
Income available for common stock from
   continuing operations                    2,364,389      2,364,389      2,154,169       2,154,169       1,689,316       1,689,316

Loss from discontinued operations                --             --         (128,181)       (128,181)       (146,485)       (146,485)
                                         ------------   ------------   ------------    ------------    ------------    ------------
Net income available for common stock    $  2,364,389   $  2,364,389   $  2,025,988    $  2,025,988    $  1,542,831    $  1,542,831
                                         ============   ============   ============    ============    ============    ============
Weighted average number of shares
   outstanding for basic                   23,454,545                    23,300,600                      22,861,199

Weighted average number of shares
   outstanding for diluted                                23,785,939                     23,733,807                      23,013,016
Net income (loss) per share available
   for common stock
    Income from continuing operations    $       0.10   $       0.10   $       0.09    $       0.09    $       0.07    $       0.07
    Loss from discontinued operations            --             --             --              --              --              --
    Net income available for common
       stock                                     0.10           0.10           0.09            0.09            0.07            0.07


Diluted earnings per share are computed including the impact of all potentially dilutive securities. Potentially dilutive securities that have not been included in the computation of earnings per share include 497,171 options exercisable from $4.26 to $6.24, issued from 1995 through 2003. These options were not included because the exercise prices were greater than the market price of the common stock and, therefore, the effect would be anti-dilutive.

The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2004, 2003 and 2002.

                                                            2004           2003          2002
                                                        -----------    -----------   -----------
Common stock issued - beginning of year                  24,034,288     22,861,199    22,861,199
Weighted average common stock issued (repurchased)         (579,743)       439,401          --
                                                        -----------    -----------   -----------
    Shares used in computing basic earnings per share    23,454,545     23,300,600    22,861,199
Assumed conversion of dilutive stock options                331,394        433,207       151,817
                                                        -----------    -----------   -----------
Shares used in computing diluted earnings per share      23,785,939     23,733,807    23,013,016
                                                        ===========    ===========   ===========

Use of Estimates
----------------

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.

Fair Value of Financial Instruments
-----------------------------------

The fair value of financial instruments, primarily accounts receivable, notes receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities. The Company's comprehensive income is equal to its net income for all periods presented in these financial statements.

Reclassifications
-----------------

Amounts in prior years' financial statements are reclassified as necessary to conform to the current year's presentation. Such reclassifications had no effect on net income.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangement rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 10 to the Company's Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion NO. 29" ("SFAS 153"). This Statement amends APB Opinion No 29 to permit the exchange of non-monetary assets to be recorded on a carry over basis when the non-monetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a non-monetary asset exchange at fair value. A non-monetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to impact the Company's Consolidated Financial Statements.

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2003 and 2004, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2004 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004 and 2003:

                                                     2004        2003
                                                    -------    -------
                                                      (in thousands)
                                                    ------------------
        Land                                        $   202    $   202
        Building                                      1,359      1,357
        Computer equipment and software               4,038      2,855
        Shop equipment                                  783        362
        Furniture and fixtures                          303        121
        Building and leasehold improvement              692        671
        Autos and trucks                                169         79
                                                    -------    -------
                                                      7,546      5,647
        Accumulated depreciation and amortization    (2,645)    (1,642)
                                                    -------    -------
                                                      4,901      4,005
        Software upgrade in process                     361        297
                                                    -------    -------
            Property and equipment, net             $ 5,262    $ 4,302
                                                    =======    =======


Depreciation expense was $1,002,000, $781,000, and $601,000 in 2004, 2003 and
2002, respectively.

The Company owned an office building in Baton Rouge, which had been vacated due to the consolidation of the Baton Rouge operations into one facility. The Company sold the building in September 2003 resulting in cash proceeds of $555,000 and a book loss of $312,000. The Company used the cash proceeds from the sale of the building to reduce long-term debt.

The office and manufacturing facility owned by Thermaire has been reclassified to Assets held for sale for 2004 from Assets of Discontinued Operations for 2003 and 2002. (See Note 16)


NOTE 5 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 31, 2004 and 2003 are as follows:

                                                      2004        2003
                                                    --------    --------
                                                       (in thousands)
                                                    --------------------
      Amounts billed at December 31                 $ 21,204    $ 14,133
      Amounts billable at December 31,
        billed January of the following year           9,177       6,093
      Retainage                                          935         394
      Less: Allowance for un-collectible accounts       (476)       (376)
                                                    --------    --------
          Trade receivables, net                    $ 30,840    $ 20,244
                                                    ========    ========

The components of other liabilities as of December 31, 2004 and 2003 are as follows:

                                                        2004   2003
                                                        ----   ----
                                                       (in thousands)
                                                        -----------
            Reserve for known contingencies (Note 18)   $ 51   $478
            Accrued interest                             161     48
            State taxes                                  198     39
            Other                                        290     97
                                                        ----   ----
                Other liabilities                       $700   $662
                                                        ====   ====

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - FIXED-FEE CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2004 and 2003:

                                                         2004        2003
                                                       --------    --------
                                                          (in thousands)
                                                       --------------------
   Costs incurred on uncompleted contracts             $  8,292    $ 14,333
   Estimated earnings on uncompleted contracts            1,584       1,862
                                                       --------    --------
   Earned revenues                                        9,876      16,195
   Less:  Billings to date                              (11,077)    (15,546)
                                                       --------    --------
       Net costs and estimated earnings in excess of
          billings on uncompleted contracts            $ (1,201)   $    649
                                                       ========    ========

   Costs and estimated earnings in excess of
     billings on uncompleted contracts                 $  1,113    $  1,023
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                   (2,314)       (374)
                                                       --------    --------
       Net costs and estimated earnings in excess of
          billings on uncompleted contracts            $ (1,201)   $    649
                                                       ========    ========


NOTE 7 - LINE OF CREDIT AND DEBT

At the end of the year, the Company had a Credit Facility with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 27, 2007 (the "Comerica Credit Facility"). The loan agreement positioned Comerica as senior to all other debt. The line of credit is limited to $22.0 million, subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of December 31, 2004 was $13.5 million. At the election of the Company, the interest rate will be the lesser of prime or a three tiered Eurodollar rate, plus 150, 175, or 200 basis points, respectively, based on the ratio of total funded debt to EBITDA for the trailing 12 months of less than 2.00, between 2.00 and 2.50, and greater than 2.50, respectively. The commitment fee of the unused line of credit is 0.250%. The remaining borrowings available under the line of credit as of December 31, 2004 were $4.0 million after consideration of loan covenant restrictions.

The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total average funded debt to EBITDA; total average funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of December 31, 2004.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LINE OF CREDIT AND DEBT (Continued)

Long-term debt consisted of the following at December 31, 2004 and 2003:

                                                                                   2004        2003
                                                                                 --------    --------
                                                                                    (in thousands)
                                                                                 --------------------
Comerica Credit Facility - Line of credit, prime (5.25% at December 31,
   2004), maturing in July 2007                                                  $ 13,530        --
Fleet Credit Facility - retired in July 2004                                         --         5,556
The following notes are subordinate to the credit facility
   and are unsecured:
     Equus II - Note payable, interest at 9.5%, principal and interest due quarterly in installments of $110,000, scheduled to mature
       in December 2005, retired July 2004                                           --         2,340
     Petrocon Arabia Limited - Note payable, interest at 8%, principal due in monthly payments of $25,000 and interest due annually,
       retired in June 2004                                                          --           151
     Petro-Chem - Note payable, principal due in annual installments of
       $25,000, scheduled to mature in January 2006, retired in April 2004           --            75
     Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments installments of $15,000 and interest due quarterly,
       maturing in December 2008                                                      255        --
     Significant PEI Shareholders (See Note 18)                                       385        --
     Cleveland Inspection Services, Inc., CIS Technical Services and
       F.D. Curtis - Notes payable, discounted at 5% interest, principal in
       installments of $100,000 due quarterly scheduled to mature October 2009      1,762        --
     Info Tech Engineering, Inc. - Note payable, interest at 5%, principal payments in installments of $65,000 plus interest due annually,
       maturing in December 2007                                                      195        --
     Miscellaneous                                                                     80           7
                                                                                 --------    --------

         Total long-term debt                                                      16,207       8,129

         Less:  Current maturities                                                   (622)       (623)
                                                                                 --------    --------

         Long-term debt, net of current portion                                  $ 15,585    $  7,506
                                                                                 ========    ========

Maturities of long-term debt as of December 31, 2004, are as follows:

                                                       Maturities
                                                       -----------
                                                     (in thousands)
                                                       -----------
              Years Ending December 31,
                  2005                                 $       622
                  2006                                         748
                  2007                                      14,065
                  2008                                         535
                  2009 and after                               237
                                                       -----------
                      Total long-term debt             $    16,207
                                                       ===========

Current notes payable include a note at both December 31, 2004 and 2003, to finance commercial insurance on a short-term basis, with a balance of $840,000 and $771,000 as of December 31, 2004 and 2003, respectively. The current note payable for 2004 bears interest at 4.87% and is payable in monthly installments of principal and interest totaling $122,000 through July 2005.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements.

The future minimum rental payments on operating leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2004 are as follows:

                                                             Operating
                                                            ------------
                                                           (in thousands)
                                                            ------------
              Years Ending December 31,
                  2005                                      $     1,551
                  2006                                            1,221
                  2007                                            1,333
                  2008                                              968
                  2009 and after                                  2,556
                                                            -----------
                      Total minimum lease payments          $     7,629
                                                            ===========


NOTE 9 - PROFIT SHARING PLAN

The Company terminated one of its two 401(k) profit sharing plans at the end of 2003 and employee participants are now covered under the remaining 401(k) Plan. For eligible employees, the Company makes mandatory matching contributions equal to 50% of employee contributions up to 4% of employee compensation, as defined. The Company, as determined by the Board of Directors, may make other discretionary contributions. The employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions of approximately $221,000, $144,000 and $172,000, respectively, for the years ended December 31, 2004, 2003, and 2002.


NOTE 10 - STOCK OPTION PLAN

The Company has an incentive plan that provides for the issuance of options to acquire up to 2,200,000 shares of common stock. The incentive plan ("Option Plan") provides for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. No compensation cost has been recognized for grants under the Option Plan because the exercise price of the options granted to employees equaled or exceeded the market price of the stock on the date of the grant. Had the method prescribed by SFAS No. 123 been applied, the Company's net income available to common stockholders for the years ended December 31, 2004, 2003 and 2002 would have been changed to the pro forma amount indicated below:

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Net income available for common stock-as reported         $ 2,364,389    $ 2,025,988    $ 1,542,831
Compensation expenses if the fair value method had been
   applied to the grants                                     (112,830)       (64,492)      (233,361)
                                                          -----------    -----------    -----------
     Net income available for common stock-pro forma      $ 2,251,559    $ 1,961,496    $ 1,309,470
                                                          ===========    ===========    ===========

Net income per share-as reported
     Basic                                                       0.10           0.09           0.07
     Diluted                                                     0.10           0.09           0.07
Net income available per share-pro forma
     Basic                                                       0.10           0.08           0.06
     Diluted                                                     0.10           0.08           0.06



                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTION PLAN (Continued)

The Company applies the intrinsic value method of accounting prescribed by APB
Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002: dividend yield of 0%, expected volatility of 56%, 73%, and 93%, risk-free interest rates of 5% for each year presented, and expected lives of two years.

Each option granted in 2004 has an exercise price of $1.81 to $2.05 per share, and vests over 12 months. The Petrocon converted options granted in 2001 effective with the Merger have exercise prices ranging from $0.96 to $6.24.
Other options have exercise prices of $1.00 and $1.25 per share. The maximum term of the options is ten years. Substantially all of the options were granted at the market price of the stock on the date of the grant.

The following table summarizes stock option activity for the periods indicated:

                                                Options at Exercise Prices
                                  -----------------------------------------------------
                                  $0.96-$2.39       $4.26         $6.24        Total
                                   ----------    ----------    ----------    ----------
Outstanding - January 1, 2002         941,530       129,082       202,131     1,272,743
    Granted                            20,000          --            --          20,000
    Canceled or expired               (35,000)       (2,085)         (729)      (37,814)
    Exercised                            --            --            --            --
                                   ----------    ----------    ----------    ----------
Outstanding - December 31, 2002       926,530       126,997       201,402     1,254,929
    Granted                           120,000          --            --         120,000
    Canceled or expired                (2,909)      (63,142)         --         (66,051)
    Exercised                         (51,710)         --            --         (51,710)
                                   ----------    ----------    ----------    ----------
Outstanding - December 31, 2003       991,911        63,855       201,402     1,257,168
    Granted                           386,000          --            --         386,000
    Cancelled or expired              (25,826)       (1,401)       (1,459)      (28,686)
    Exercised                         (87,332)         --            --         (87,332)
                                   ----------    ----------    ----------    ----------
Outstanding - December 31, 2004     1,264,753        62,454       199,943     1,527,150
                                   ==========    ==========    ==========    ==========
Exercisable at December 31, 2004    1,112,686        62,454       167,869     1,343,009
                                   ==========    ==========    ==========    ==========

Available for grant at December 31, 2004                                        463,999
Weighted-average fair value of options at grant date, granted in 2004        $     2.15
Weighted-average fair value of options, granted in 2003                      $     2.01
Weighted-average exercise price all outstanding options at
   December 31, 2004                                                         $     2.10
Weighted-average remaining vesting life of all options outstanding
   at December 31, 2004                                                       2.5 years

The summary above does not include 234,774 non-qualified options issued at the time of the Merger to replace existing options issued by Petrocon in consideration for services. Such options have an exercise price of $4.26 per share and expire in September 2006.

Replacement warrants of 305,102 (not included in the table above) with an exercise price of $6.24 expired in October 2003.

                                       52

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - RELATED-PARTY TRANSACTIONS

ENGlobal Engineering leases office space from PEI Investments, a joint venture in which ENGlobal Engineering, Inc. has a one-third interest, Michael L. Burrow (the Company's CEO) has a one-third interest, and a stockholder who owns less than 1% of the Company's common stock has a one-third interest. Rentals paid under these leases were $135,000, $135,000 and $124,000 for 2004, 2003 and 2002,
respectively. The lease expires in 2005.


NOTE 12 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides engineering and fabricated systems and services primarily to major integrated oil and gas companies throughout the world. It also fabricates power systems and battery chargers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Management reviews all trade receivable balances that exceed 30 days past due and based on its assessment of current credit worthiness, estimate what portion, if any seems doubtful for collection. A valuation allowance that reflects management's best estimate of the amounts that will not be collected is established.

For the years ended December 31, 2004, 2003, and 2002, the Company had sales in the engineering segment totaling approximately $87.9 million, $45.2 million and $30.6 million attributable to a single customer. During 2004, sales to one major customer represented over 59% of total sales. During 2003 and 2002, a single customer represented approximately 36% and 30% of total sales, respectively. At December 31, 2004, the Company had amounts due from one customer totaling $7.0 million; no other customer exceeded 10% of trade receivables at that date. At December 31, 2003, one customer had amounts in excess of 10% of trade receivables, totaling $5.1 million.


NOTE 13 - REDEEMABLE PREFERRED STOCK

ENGlobal has a class of preferred stock with 5,000,000 shares originally authorized for issuance. The Company issued to Equus II Incorporated 2,500,000 shares of preferred stock in 2001 and stock dividends totaling 88,000 shares in 2002 and 146,833 shares in 2003. Par value for the preferred stock was $0.001 with a fair value of $1.00 per share at the time of issuance. The preferred shares outstanding were converted into 1,149,089 shares of common stock in August 2003. Following the conversion, the Company reduced the authorized shares of preferred stock to 2,265,167.


NOTE 14 - FEDERAL INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                          2004       2003      2002
                                         -------   -------   -------
                                               (in thousands)
                                         ---------------------------
          Current
               Federal                   $   975   $   536   $   800
               State                         427        30       (40)
                                         -------   -------   -------
                                           1,402       566       760
          Deferred                           254       543       437
                                         -------   -------   -------
                   Total tax provision   $ 1,656   $ 1,109   $ 1,197
                                         =======   =======   =======

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - FEDERAL INCOME TAXES (Continued)

The components of the deferred tax asset (liability) consisted of the following at December 31, 2004 and 2003:

                                                               2004        2003
                                                               -----      -----
                                                                (in thousands)
                                                               ----------------
Deferred tax asset
     Allowance for doubtful accounts                           $ 162      $ 128
     Net operating loss from prior ownership change             --          135
     Accruals not yet deductible for tax purposes                478        349
                                                               -----      -----
         Deferred tax assets                                     640        612
                                                               -----      -----

Deferred tax liabilities
     Depreciation                                               (558)      (291)
     Goodwill                                                    (15)      --
                                                               -----      -----
         Deferred tax liability                                 (573)      (291)
                                                               -----      -----

         Deferred tax asset, net                               $  67      $ 321
                                                               =====      =====


During the year ended December 31, 2002, the Company resolved certain issues related to a net operating loss carry forward ("NOL"). Upon such resolution, the Company recorded a purchase price adjustment from goodwill to a deferred tax asset totaling approximately $1.3 million and decreased the valuation allowance accordingly.

The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                   2004       2003       2002
                                                  -------   -------    -------
                                                        (in thousands)
                                                  ----------------------------
   Federal income tax expense at 34%              $ 1,147   $ 1,154    $ 1,052
   State and foreign taxes, net of tax effect         212         2        (26)
   Nondeductible expenses                              53        31         15
   Prior year tax under-accrual                       190      --         --
   Other                                               54       (78)       156
                                                  -------   -------    -------
                                                  $ 1,656   $ 1,109    $ 1,197
                                                  =======   =======    =======


The Company's net operating loss carry forward at December 31, 2001 of approximately $1,416,000 has been fully utilized in the 2004 tax year.


NOTE 15 - ACQUISITIONS

The Company's acquisition strategy is focused on developing breadth and depth of expertise within the organization by continuing to search for candidates that fit into one of two profiles. First, the Company considers acquisition candidates with revenues in the $10 million range that would provide new service capabilities for its clients. Second, the Company considers acquisition candidates of various sized operations that have capabilities in a given market segment or geographic location.

Assets acquired and liabilities assumed by the Company have been recorded on the Company's Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of our acquisitions have been included in the Company's Consolidated Statement of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed has been allocated to goodwill.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - ACQUISITIONS (Continued)

In September 2004, the Company retained Sanders Morris Harris ("SMH") as the exclusive advisor to the Company to identify strategic transactions. Sanders Morris Harris is a full service investment bank focused on providing corporate finance and merger and acquisition services to private and public middle-market companies. In connection with its engagement, Sanders Morris Harris will assist the Company in formulating, evaluating and implementing possible alternatives for enhancing shareholder value. The Company emphasized that there is no assurance the strategic review will lead to any transaction and that it is committed to its continuing operations while strategic opportunities are identified and reviewed. The engagement of SMH was suspended in February 2005 (see Note 19).

One of the Company's subsidiaries, ENGlobal Design Group, ("EDG"), purchased certain assets of Tulsa-based Engineering Design Group, Inc. ("EDGI") effective February 1, 2004. The Company expects that the acquisition of these assets will enhance its capabilities related to various government and public sector facilities. EDG's most active sector is the Automated Fuel Handling Systems that serve the U.S. Military. In connection with the purchase, the Company acquired $344,000 in tangible assets including furniture and fixtures, computer equipment and software being amortized over an average of 4.6 years. EDG also assumed liability for $44,000 in accrued compensated absences for former EDGI employees hired at the time of the purchase, issued two $150,000 notes bearing interest at 5% maturing in December 2008 and a $2.5 million five-year contingent promissory note, with payments due annually, as part of an earn-out structure based on revenues of the EDG operations over the next five years. EDG did not pay any cash or issue any stock in the transaction. The original consideration given for the purchase of certain EDGI assets approximated the fair value of the net assets acquired; therefore no goodwill arose from the transaction. Principal and interest on the $2.5 million five-year contingent promissory note will be charged to goodwill. As of December 31, 2004, $139,000 in principal and interest on the contingent promissory note has been charged to goodwill and is being amortized over 15 years for tax purposes.

In October 2004, one of the Company's subsidiaries, ENGlobal Construction Resources, Inc., purchased the name and certain assets of Cleveland Inspection Services, Inc. ("CIS"). CIS provides inspection and construction management services in support of the oil and gas, utility, and pipeline industries. The Company paid $2.5 million consisting of cash, discounted promissory notes and assumption of certain designated contract obligations and entered into non-compete agreements with CIS and its principals in exchange for approximately $1.0 million in machinery and equipment, furniture and fixtures, computer equipment, software and other intangible assets with all intangible assets are being amortized over 5 years. The acquisition also resulted in approximately $1.3 million in goodwill being recorded and amortized over 15 years for tax purposes. In addition, the Company hired approximately 180 former CIS employees and operates its newly purchased assets as a division of ENGlobal Construction Resources, Inc., marketing its services using the Cleveland Inspection Services name.

In December 2004, ESI purchased contract rights and other assets of InfoTech Engineering Company, LLC, a limited liability company ("InfoTech"), headquartered in Baton Rouge, Louisiana. The Company paid $325,000 in cash, a promissory note and entered into a non-compete agreement with the former owner in exchange for approximately $55,000 in computer equipment with all intangible assets being amortized over 3 years. The acquisition resulted in approximately $270,000 in goodwill being recorded and amortized over 15 years for tax purposes. The InfoTech acquisition expands ESI's capability in controls system integration in both the automation and process control services. Info Tech's primary experience is in the onshore and offshore oil and gas and petrochemical industries.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - ACQUISITIONS (Continued)

Two acquisitions were completed in 2003, Senftleber & Associates, L.P. and Petro-Chem Engineering, Inc. Through the Petro-Chem transaction, selected assets were acquired expanding the Company's presence in Freeport, Texas and surrounding area. The new Freeport operations began in June as a division of EEI. Senftleber, a limited partnership, provides support in the pipeline industry in Houston. The Senftleber acquisition occurred in November as a subsidiary of ETI. The acquisitions had an aggregate cost of $425,000. There is no earn-out provision in either transaction. Goodwill was created with both transactions: $115,000 for Petro-Chem and $428,000 for Senftleber. Since these acquisitions are accounted for as a purchase transaction, the accounting is prospective and the operations are combined as of the date of the purchase.

The unaudited pro forma combined historical results, as if the significant acquisitions had taken place at the beginning of the fiscal 2004, 2003 and 2002, respectively are estimated to be:

                                                    2004          2003         2002
                                                  ---------    ---------    ---------
                                                             (in thousands)
                                                  -----------------------------------
Net sales as reported                             $ 148,888    $ 123,719    $  89,123
Pro forma sales of acquired companies                   486       13,434        6,092
                                                  ---------    ---------    ---------
     Pro forma net sales                            149,374      137,153       95,215
                                                  =========    =========    =========

Net income as reported                                2,364        2,157        1,751
Pro forma income (loss) of acquired companies          (128)      (1,824)         493
                                                  ---------    ---------    ---------
                                                  $   2,236    $     333    $   2,244
                                                  =========    =========    =========

Basic per share data as reported                       0.10         0.09         0.07

Pro forma per share data of acquired companies        (0.01)       (0.01)        0.02

Pro forma basic per share data                         0.10         0.01         0.01

Diluted per share data as reported                     0.10         0.09         0.07

Pro forma per share data of acquired companies          --         (0.01)        0.02

Pro forma diluted per share data                       0.10         0.01         0.01


NOTE 16 - SALE OF THERMAIRE

The Company completed its sale of assets of its subsidiary, Thermaire, Inc., d/b/a Thermal Corporation, the only company in the manufacturing segment, to a medium-sized HVAC equipment manufacturer in December 2003. The disposition had been actively pursued since November 2001 in order to permit the Company to strategically focus on its core operations. This discontinued segment had reported losses from operations of $154,000 and $146,000 in 2003 and 2002, respectively, and income of $115,000 in 2001. The sale resulted in the receipt of $545,000 in cash and a $26,000 gain, net of tax. The proceeds were used to reduce long-term debt. The 37,000 square foot office and manufacturing facility owned by Thermaire was not included in the transaction and has been separately listed for sale. The office and manufacturing facility was sold in March 2005 (see Note 19).

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SEGMENT INFORMATION

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

Segment information for 2004, 2003 and 2002 was as follows (in thousands):

                                   Engineering  Systems    Corporate     Total
                                   ---------------------------------------------
                                                   (in thousands)
                                   ---------------------------------------------
             2004
--------------------------------------------------------------------------------
Net sales from external customers    $133,630   $ 15,258    $   --      $148,888

Operating profit (loss)                10,512        585      (6,605)      4,492
Depreciation and amortization             706        108         432       1,246
Tangible assets                        31,971      6,673       3,332      41,976
Goodwill                               14,151      1,133        --        15,284
Capital expenditures                    1,378         20          67       1,465


             2003
--------------------------------------------------------------------------------
Net sales from external customers    $108,380   $ 15,339    $   --      $123,719

Operating profit (loss)                10,716        (38)     (6,144)      4,534
Depreciation and amortization             375         89         360         824
Tangible assets                        22,642      3,049       3,048      28,762
Goodwill                               12,889        864        --        13,753
Capital expenditures                      902        105         139       1,146


             2002
--------------------------------------------------------------------------------
Net sales from external customers    $ 74,971   $ 14,151        --      $ 89,122

Operating profit (loss)                 7,148        851      (4,225)      3,774
Depreciation and amortization             376         49         288         713
Tangible assets                        17,841      5,751       3,267      26,859
Goodwill                               12,774        435        --        13,209
Capital expenditures                      156         56       1,121       1,333

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - COMMITMENTS AND CONTINGENCIES

In connection with the 2001 merger of Petrocon Engineering, Inc. ("Petrocon") and a wholly-owned subsidiary of ENGlobal Corporation, certain former Petrocon shareholders (the "Significant PEI Shareholders") entered into an Indemnification Escrow Agreement, an Option Escrow Agreement, a Voting Agreement and a Significant PEI Shareholder Voting Agreement (collectively, the "2001 Agreements"). In August 2004, the Company and the requisite percentage of Significant PEI Shareholders entered into a Termination Agreement (the "Termination Agreement") terminating the 2001 Agreements. The 2001 Agreements included the following:

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------

The Company has employment agreements with its executive officers and certain other officers, the terms of which expire through June 2007. Such agreements provide for minimum salary levels. The aggregate commitment for future salaries at December 31, 2004, excluding bonuses, was approximately $3.0 million. If the Company terminates the employment of the employee for any reason other than 1) termination for cause, 2) voluntary resignation, or 3) employee's death, the Company is obligated to provide a severance benefit equal to two or six months of the employee's salary, and, at its option, an additional four months at 50% of the employee's salary. These agreements are renewable for one year at the Company's option. On October 20, 2004, the Company exercised its right to extend the term of the agreements for one additional one-year period beginning on December 21, 2004.

Litigation
----------

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

Insurance
---------

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance and a general umbrella policy. The Company has not incurred significant claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $125,000 per occurrence and approximately $4.2 million in aggregate in each policy year being covered by a separate insurance policy.


NOTE 19 - SUBSEQUENT EVENTS

On February 11, 2005, the Company's errors and omissions insurance carrier settled the claim filed by Engineered Carbons, Inc. against the Company in the 60th District Court at Jefferson County, Texas (see Note 18) within the Company's errors and omissions policy limits. As a result of the settlement and after all material expenses were accounted for, the Company was able to reduce the combined level of its reserves and recorded a $98,000 benefit against operating results for 2004.

On March 4, 2005, the Company completed the sale of the 37,000 square feet office and manufacturing facility owned by Thermaire for $885,000 (see Note 16). The proceeds were used to reduce long-term debt.

During February and March of 2005, the Company and its subsidiaries were successful in getting dismissal of all but one of the petitions for damages filed in various district courts in Louisiana on behalf of former employees of Barnard and Burk, Inc. alleging exposure to asbestos during the course of their employment (see Note 18). The Company believes that the remaining petition is without merit and immaterial to the Company's business and financial condition.

On February 28, 2005, the Company suspended the engagement of Sanders Morris Harris as the exclusive advisor to the Company to identify strategic acquisition opportunities and assist the Company in evaluating and negotiating the terms of potential strategic transactions. The Company will engage SMH in the future on an as needed basis to assist in the evaluation and possible negotiation of terms for any specific strategic transaction.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

All quarterly periods and the annual data have been restated to reflect the discontinued operations separate from continuing operations. The quarterly data for 2003 will not agree to previously issued quarterly statements as a result of this restatement.

                                            For the Quarters Ended - 2004
                                     March        June     September   December
                                    -------     -------    ---------   --------
                                      (in thousands, except per share amounts)
                                    -------------------------------------------
Revenues per segment
    Engineering                     $28,463     $31,470     $32,796     $40,901
    Systems                           2,529       2,813       4,476       5,440
                                    -------     -------     -------     -------
         Total                      $30,992     $34,283     $37,272     $46,341
                                    =======     =======     =======     =======

Gross profit per segment
    Engineering                     $ 3,876     $ 4,020     $ 4,010     $ 4,519
    Systems                             324         216         810         819
                                    -------     -------     -------     -------
         Total                      $ 4,200     $ 4,236     $ 4,820     $ 5,338
                                    =======     =======     =======     =======

Gross profit percentage
    Engineering                        13.6%       12.8%       12.2%       11.0%
    Systems                            12.8%        7.7%       18.1%       15.1%
    Total                              13.6%       12.4%       12.9%       11.5%

         Net income                 $   471     $   421     $   755     $   717

Earnings per share - basic             0.02        0.02        0.03        0.03

Earnings per share - diluted           0.02        0.02        0.03        0.03

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

                                            For the Quarters Ended - 2003
                                     March       June      September    December
                                    -------     -------    ---------    --------
                                     (in thousands, except per share amounts)
                                    -------------------------------------------
Revenues per segment
    Engineering                     $18,315     $25,257     $32,376     $32,432
    Systems                           4,691       4,015       3,059       3,574
                                    -------     -------     -------     -------
         Total                      $23,006     $29,272     $35,435     $36,006
                                    =======     =======     =======     =======

Gross profit per segment
    Engineering                     $ 3,123     $ 3,782     $ 3,941     $ 3,955
    Systems                             804         441         400         527
                                    -------     -------     -------     -------
         Total                      $ 3,927     $ 4,223     $ 4,341     $ 4,482
                                    =======     =======     =======     =======

Gross profit percentage
    Engineering                        17.1%       15.0%       12.2%       12.2%
    Systems                            17.1%       11.0%       13.1%       14.7%
         Total                         17.1%       14.4%       12.3%       12.4%

Income from continuing operations   $   514     $   563     $   393     $   815
Loss on discontinued segment             (6)        (29)        (11)       (108)
Gain on disposal of discontinued
   segment                                -           -           -          26
                                    -------     -------     -------     -------
         Net income                 $   508     $   534     $   382     $   733
                                    =======     =======     =======     =======

Earnings per share - basic
    Income from continuing
       operations                   $  0.02     $  0.02     $  0.02     $  0.03
    Loss on discontinued operations       -           -           -           -
                                    -------     -------     -------     -------
    Net income                      $  0.02     $  0.02     $  0.02     $  0.03
                                    =======     =======     =======     =======

Earnings per share - diluted
    Income from continuing
       operations                   $  0.02     $  0.02     $  0.02     $  0.03
    Loss on discontinued operations       -           -           -           -
                                    -------     -------     -------     -------
    Net income                      $  0.02     $  0.02     $  0.02     $  0.03
                                    =======     =======     =======     =======

                                    REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE

                   To the Board of Directors and Stockholders
                              ENGlobal Corporation

We have audited, in accordance with auditing the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ENGlobal Corporation and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 10, 2005. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Hein & Associates LLP
-------------------------
Hein & Associates LLP

Houston, Texas
March 10, 2005

                                   Schedule II
                                   -----------

                              ENGlobal Corporation

                        VALUATION AND QUALIFYING ACCOUNTS



            Description             Balance -                           Balance-
                                    Beginning               Deductions-  End of
                                    of Period   Additions   Write offs   Period
--------------------------------------------------------------------------------
                                                  (in thousands)
                                    --------------------------------------------
Allowance for doubtful accounts

  For year ended December 31, 2004   $ 376        $ 134       $ (34)      $ 476

  For year ended December 31, 2003   $ 282        $ 282       $(188)      $ 376

  For year ended December 31, 2002   $ 271        $ 215       $(204)      $ 282

ITEM 9. CHANAGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with the Company's accountants on accounting and financial disclosure.


ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We carried out an evaluation as of December 31, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

(b) Changes in Internal Controls over Financial Reporting. There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Code of Conduct, in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1034, as amended, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information under the caption Executive Compensation contained in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1034, as amended, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption Security Ownership of Certain Beneficial Owners and Management contained in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1034, as amended, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption Certain Relationships and Related Transactions contained our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1034, as amended, is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption Principal Accounting Fees and Services in our definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1034, as amended, is incorporated herein by reference.

                                     PART IV
                                     -------


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

     Reference is made to the consolidated financial statements, the reports herein, the notes herein and supplemental data in PART II, Item 8 on page 35 of this Form 10-K.

Schedules

     All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and notes thereto.

                                INDEX OF EXHIBITS

Number    Description
------    -----------

2.1 Agreement and Plan of Merger by and between Industrial Data Systems Corporation, IDS Engineering Management, LC, PEI Acquisition, Inc. and Petrocon Engineering, Inc., incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001.

2.2 First Amendment of the Agreement and Plan of Merger, incorporated by reference to Amendment One of the Company's Form S-4 filed with the Securities and Exchange Commission on October 19, 2001.

2.3 Letter Agreement of the Agreement and Plan of Merger, incorporated by reference to Amendment One of the Company's Form S-4 filed with the Securities and Exchange Commission on October 19, 2001.

3.1 Restated Articles of Incorporation of ENGlobal Corporation dated August 8, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

4.1 Form of Common Stock Certificate of Industrial Data Systems Corporation, incorporated by reference to Amendment One of the Company's Form S-4 filed with the Securities and Exchange Commission on October 19, 2001.

10.1 Blanket Service Contract - Exxon Pipeline Company, incorporated by reference as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997.

10.2 Blanket Service Contract - Marathon Oil Company, incorporated by reference as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 14, 1997.

10.3 Blanket Service Contract with Caspian Consortium-R, incorporated by reference as Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.4 Blanket Service Contract with Caspian Consortium-K, incorporated by reference Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.5 Standard Industrial Lease Agreement between Houston Industrial Assets, L.P. and Constant Power Manufacturing, Inc. dated May 30, 2001, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001.

10.6 Settlement Agreement and Plan of Reorganization dated July 31, 2001 among Petrocon Engineering, Inc., Industrial Data Systems Corporation, PEI Acquisition, Inc., and Equus II Incorporated, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.7 Promissory Note between Petrocon Engineering, Inc. and Equus II Incorporated dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.8 Form of Guaranty by and among Fleet Capital Corporation, Petrocon Engineering, Inc., PEI Acquisition, Inc., and Equus II Incorporated dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.9 Security Agreement among Fleet Capital Corporation, Petrocon Engineering, Inc., and Equus II Incorporated dated December 21,2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.10 Mortgage and Security Agreement among Fleet Capital Corporation, Equus II Incorporated, and Petrocon Engineering, Inc. dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.11 Option Pool Agreement between Industrial Data Systems Corporation and Alliance 2000, Ltd. Dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.12 Indemnification Escrow Agreement among Industrial Data Systems Corporation, PEI Acquisitions, the individuals listed as "Significant PEI Shareholders", and Johnny Williams, Escrow Agent dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                                INDEX OF EXHIBITS

Number    Description
------    -----------

10.13 Option Escrow Agreement among Industrial Data Systems Corporation, PEI Acquisitions, the individuals listed as "Significant PEI Shareholders", and Johnny Williams, Escrow Agent dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.14 Voting Agreement among Industrial Data Systems Corporation, Equus II Corporation, Alliance 2000, Ltd. and individuals listed as "Significant PEI Shareholders" dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.15 Second Amended and Restated Loan and Security Agreement by and among IDS Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering Management, LC, Petrocon Engineering, Inc., Triangle Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction Resources, Inc., Alliance Engineering Associates, Inc., and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.16 Amended and Restated Revolving Note between Fleet Capital Corporation and IDS Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering Management, LC, Petrocon Engineering, Inc., Triangle Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction Resources, Inc., Alliance Engineering Associates, Inc. dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.17 Stock Pledge Agreement between Industrial Data Systems, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.18 Amended and Restated Stock Pledge Agreement between Petrocon Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.19 Continuing Guaranty Agreement between Fleet Capital Corporation and "Borrowers" known as IDS Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering Management, LC, Petrocon Engineering, Inc., Triangle Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction Resources, Inc., Alliance Engineering Associates, Inc. dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.20 Amended and Restated Patent Security Agreement between Petrocon Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.21 Amended and Restated Patent Security Agreement between Petrocon Technologies, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.22 Amended and Restated Trademark Security Agreement between R.P.M. Engineering, Inc. and Fleet Capital Corporation dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.23 Intercreditor Agreement by and among Fleet Capital Corporation, Equus II Incorporated, Petrocon Engineering, Inc. (Borrower) together with the Loan Party (Industrial Data Systems Corporation, IDS Engineering, Inc., Thermaire, Inc., Constant Power Manufacturing, Inc., Industrial Data Systems, Inc., IDS Engineering Management, LC, Triangle Engineers and Constructors, Inc., Petrocon Systems, Inc., Petrocon Engineering of Louisiana, Inc., R.P.M. Engineering, Inc., Petrocon Construction Resources, Inc., Petrocon Technologies, Inc., and Alliance Engineering Associates, Inc. dated December 21, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.24 Second Amended and Restated Lease Agreement between Corporate Property Associates 4 and Petrocon Engineering, Inc. for Beaumont office space dated February 28, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

                                INDEX OF EXHIBITS

Number    Description
------    -----------

10.25 Guaranty and Suretyship Agreement between Industrial Data Systems Corporation and Corporate Property Associates 4 dated April 26, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

10.26 ENGlobal Corporation Incentive Bonus Plan dated June 12, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

10.27 Amendment of the 1998 Incentive Plan, incorporated by reference to the Company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 9, 2003.

10.28 Amendment No. 2 of the 1998 Incentive Plan, incorporated by reference to the Company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 9, 2003.

10.29 Lease Agreement between Petrocon Engineering, Inc. and Phelan Investments on July 25, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.30 Second Amendment of the Second Amended and Restated Loan and Security Agreement as of July 31, 2002 between IDS Engineering and Subsidiaries and Fleet Capital Corporation, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.31 Amendment of the Intercreditor Agreement between Fleet Capital Corporation, Equus II Incorporated and ENGlobal Corporation dated July 31, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.32 Fifth Amendment of Lease Agreement between IDS and 600 C.C. Business Park Ltd., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.33 Lease Agreement between PEI Investments and Petrocon Engineering, Inc. dated July 1, 2002, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 13, 2003.

10.34 Lease Agreement between Petro-Chem Engineering and ENGlobal Engineering, Inc. dated June 4, 2003, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.35 Contract between BASF and ENGlobal Engineering, Inc. dated June 9, 2003, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.36 Sublease Agreements between Family Connect, Inc., a tenant of CitiPlex Towers Building and IDS Engineering dated February 2, 2003, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

10.37 Lease Agreement between Oral Roberts University and IDS Engineering, dba ENGlobal Engineering, Inc. dated October 20, 2003, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

10.38 Sixth Amendment of the Second Amended and Restated Loan and Security Agreement as of June 30, 2003 between ENGlobal Corporation and Subsidiaries and Fleet Capital Corporation, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

10.39 Second Amendment of the ENGlobal Engineering, Inc. 401(k) Plan dated January 1, 2004 (formerly called the "Petrocon Engineering, Inc. 401(k) Plan"), incorporated by reference as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

                                INDEX OF EXHIBITS

Number    Description
------    -----------

10.40 ENGlobal Corporation Employee Stock Purchase Plan dated March 2, 2004, incorporated by reference as Exhibit 10.1 to the Company's Form S-8 registration statement filed with the Securities and Exchange Commission on March 12, 2004, incorporated by reference as Exhibit
          10.78 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

10.41 Lease Agreement between between ENGlobal Design Group, Inc. and TC Meridian Tower LP dated January 24, 2004, incorporated by reference as
          Exhibit 10.79 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

10.42 Credit Agreement by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated July 27, 2004, incorporated by reference as
          Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2004.

10.43 Security Agreement by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated July 27, 2004, incorporated by reference as Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2004.

10.44 Master Revolving Note by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated July 27, 2004, incorporated by reference as Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2004.

10.45 Termination Agreement by and among ENGlobal Corporation, Equus II Incorporated, Alliance 2000, Ltd., Significant PEI Shareholders, Michael L. Burrow, as shareholder representative for the Significant PEI Shareholders, and Johnny J. Williams, Esq., as Escrow Agent, dated September 28, 2004, incorporated by reference as Exhibit 99.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 1, 2004.

10.46 ENGlobal Corporation Key Manager Incentive Plan dated December 16, 2004, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 21, 2004.

10.47 ENGlobal Corporation Executive Level Incentive Plan dated December 16, 2004, incorporated by reference as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 21, 2004.

10.48* Third Amendment of the ENGlobal Engineering, Inc. 401(k) Plan (formerly called the "Petrocon Engineering, Inc. 401(k) Plan"). dated March 9, 2005 and effective January 1, 2005.

11.1      Statement Regarding Computation of Per Share Earnings is included as
          Note 2 to the Notes to Consolidated Financial Statements.

14.1 ENGlobal Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers dated March 25, 2004, incorporated by reference as Exhibit 99.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

14.2 ENGlobal Corporation Code of Business Conduct and Ethics dated March 25, 2004, incorporated by reference as Exhibit 99.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

21.1 Subsidiaries of the Registrant, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003, incorporated by reference as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

23.1*     Consent of Hein & Associates LLP

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the Year Ended December 31, 2004 for the Chief Executive Officer

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act for 2002 for the Year Ended December 31, 2004 for the Chief Financial Officer

                                INDEX OF EXHIBITS

Number    Description
------    -----------

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for the Year Ended December 31, 2004 for the Chief Executive Officer

32.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act for 2002 for the Year Ended December 31, 2004 for the Chief Financial Officer












-------------
* Filed herewith.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal CORPORATION

Dated:   March 24, 2005
                                        By:  //s// Michael L. Burrow
                                             Michael L. Burrow, P.E.,
                                             Chairman of the Board,
                                             Chief Executive Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                        By:  //s// Michael L. Burrow
                                             Michael L. Burrow, P.E.
                                             Chairman of the Board,
                                             Chief Executive Officer, Director

                                        By:  //s// William A. Coskey
                                             William A. Coskey, P.E.
                                             President, Director

                                        By:  //s// Robert W. Raiford
                                             Robert  W. Raiford
                                             Chief Financial Officer, Treasurer

                                        By:  //s// David W. Gent
                                             David W. Gent, P.E., Director

                                        By:  //s// Randall B. Hale
                                             Randall  B. Hale, Director

                                        By:  //s// David C. Roussel
                                             David C. Roussel, Director