Form 10-Q
period 2005-03-31
ENGLOBAL CORP
filed 2005-05-11
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


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

                                   88-0322261
                                   ----------
                       (I.R.S Employer Identification No.)



          600 Century Plaza Drive, Suite 140, Houston, Texas 77073-6033
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (281) 821-7100
                                 --------------
              (Registrant's telephone number, including area code)



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of May 2, 2005.

        $0.001 Par Value Common Stock                  23,516,251 shares


                                           QUARTERLY REPORT ON FORM 10-Q
                                        FOR THE PERIOD ENDED MARCH 31, 2005

                                                 TABLE OF CONTENTS


                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months Ended
                      March 31, 2005 and March 31, 2004                                                            3

                  Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004                    4

                  Condensed Consolidated Statements of Cash Flows for the Three Months                             5
                      Ended March 31, 2005 and March 31, 2004

                  Notes to Condensed Consolidated Financial Statements                                           6-9

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations        10-19

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                      19

       Item 4.    Controls and Procedures                                                                         20

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                               21

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                     21

       Item 3.    Defaults Upon Senior Securities                                                                 21

       Item 4.    Submission of Matters to a Vote of Security Holders                                             21

       Item 5.    Other Information                                                                               21

       Item 6.    Exhibits                                                                                        21

                   Signature                                                                                      22



                               PART I. - FINANCIAL INFORMATION
                               -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                    ENGlobal Corporation
                         Condensed Consolidated Statements Of Income
                                         (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------

Operating Revenue                                                 $ 44,629,262    $ 30,992,534
                                                                  ------------    ------------

Operating Expenses:
     Direct cost                                                    38,782,329      26,831,817
     Selling, general and administrative                             3,788,737       3,049,095
     Depreciation and amortization                                     428,871         259,672
                                                                  ------------    ------------
         Total operating expense                                    42,999,937      30,140,584
                                                                  ------------    ------------

         Operating income                                            1,629,325         851,950

Other Income (Expense):
     Other income                                                       28,945          32,786
     Interest income (expense), net                                   (196,824)       (171,210)
                                                                  ------------    ------------
         Total other income (expense)                                 (167,879)       (138,424)
                                                                  ------------    ------------

Income before Provision for Income Taxes                             1,461,446         713,526

Provision for Income Taxes                                             540,735         242,599
                                                                  ------------    ------------

         Net Income                                               $    920,711    $    470,927
                                                                  ============    ============

Net Income Per Common Share:
     Basic                                                        $       0.04    $       0.02
     Diluted                                                      $       0.04    $       0.02

Weighted Average Shares Used in Computing Net Income Per Share:
     Basic                                                          23,500,064      24,034,288
     Diluted                                                        24,012,375      24,487,415


       See accompanying notes to interim condensed consolidated financial statements.


                                             ENGlobal Corporation
                                     Condensed Consolidated Balance Sheets

                                                                                      March 31,     December 31,
                                                                                        2005            2004
                                                                                    ------------    ------------
                                                                                     (unaudited)
                                     ASSETS
                                     ------

Current Assets:
     Cash                                                                           $      6,660    $      8,006
     Accounts receivable - trade, less allowance for doubtful accounts of
        approximately $515,000 and $476,000, respectively                             28,958,107      30,839,597
     Costs and estimated earnings in excess of billings on uncompleted contracts       1,602,243       1,113,330
     Prepaid and other                                                                 1,399,033       1,984,274
     Inventories                                                                         177,610         172,715
     Assets held for sale                                                                   --           678,106
     Deferred tax asset                                                                  640,380         640,380
     Income taxes receivable                                                                --           118,000
                                                                                    ------------    ------------

         Total Current Assets                                                         32,784,033      35,554,408

Property and Equipment, net                                                            5,563,038       5,262,370
Goodwill                                                                              15,316,252      15,284,220
Other Assets                                                                           1,033,709       1,159,750
                                                                                    ------------    ------------

         Total Assets                                                               $ 54,697,032    $ 57,260,748
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Accounts payable - trade                                                       $  9,204,876    $ 10,512,123
     Accrued salaries and benefits                                                     8,098,597       6,059,221
     Note payable                                                                        482,712         839,606
     Current portion - long-term debt                                                    622,410         622,410
     Capital lease payable                                                                 2,760           4,371
     Billings and estimated earnings in excess of costs on uncompleted contracts       2,228,178       2,313,954
     Income taxes payable                                                                422,734            --
     Other liabilities                                                                   807,218         699,601
                                                                                    ------------    ------------

         Total Current Liabilities                                                    21,869,485      21,051,286

Long-Term Debt, net of current portion                                                11,240,628      15,585,152
Deferred Tax Liability                                                                   573,380         573,380
                                                                                    ------------    ------------

         Total Liabilities                                                            33,683,493      37,209,818

Contingencies (Note 8)

Stockholders' Equity:
     Series A redeemable convertible preferred stock, $0.001 par value; 2,265,167
        shares authorized; 0 shares issued and outstanding                                  --              --
     Common stock, $0.001 par value; 75,000,000 shares authorized; 23,500,842 and
        23,466,839 outstanding and 24,153,219 and 24,119,216 issued at March 31,
        2005 and December 31, 2004                                                        24,153          24,119
     Additional paid-in capital                                                       12,240,080      12,198,215
     Retained earnings                                                                 9,341,537       8,420,827
     Treasury stock - 652,377 shares at cost                                            (592,231)       (592,231)
                                                                                    ------------    ------------

         Total Stockholders' Equity                                                   21,013,539      20,050,930
                                                                                    ------------    ------------

         Total Liabilities and Stockholders' Equity                                 $ 54,697,032    $ 57,260,748
                                                                                    ============    ============


                See accompanying notes to interim condensed consolidated financial statements.


                                  ENGlobal Corporation
                     Condensed Consolidated Statements Of Cash Flows
                                       (Unaudited)


                                                               For the Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Cash Flows from Operating Activities:
     Net income                                                $   920,711    $   470,927
     Adjustments for non-cash items                                294,091        259,672
     Changes in working capital                                  3,324,154       (170,457)
                                                               -----------    -----------

         Net cash provided by operating activities               4,538,956        560,142
                                                               -----------    -----------

Cash Flows from Investing Activities:
     Property and equipment acquired                              (682,651)      (321,480)
     Proceeds from sale of equipment                                15,000           --
     Proceeds from sale of assets held for sale                    823,350           --
     Additional consideration for acquisitions                     (10,000)          --
                                                               -----------    -----------

         Net cash provided by (used in) investing activities       145,699       (321,480)
                                                               -----------    -----------

Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                (4,229,395)       319,463
     Proceeds from issuance of common stock                         41,899           --
     Short-term note repayments                                   (356,894)      (325,644)
     Capital lease repayments                                       (1,611)        (2,409)
     Long-term debt repayments                                    (140,000)      (225,992)
                                                               -----------    -----------

         Net cash used in financing activities                  (4,686,001)      (234,582)
                                                               -----------    -----------

         Net change in cash                                         (1,346)         4,080

Cash, at beginning of period                                         8,006         39,439
                                                               -----------    -----------

Cash, at end of period                                         $     6,660    $    43,519
                                                               ===========    ===========

Supplemental Disclosures:

     Interest paid                                             $   181,052    $   136,994
                                                               ===========    ===========

     Income taxes paid                                         $     2,144    $   105,000
                                                               ===========    ===========

Non-Cash:

     Issuance of notes for EDGI assets                         $      --      $   300,000
                                                               ===========    ===========


     See accompanying notes to interim condensed consolidated financial statements.


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation
     (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein, are un-audited for the three-month periods ended
     March 31, 2005 and 2004. These financial statements reflect all adjustments
     (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 2004 and 2003, which are included in the Company's annual reports on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


NOTE 2 - LINE OF CREDIT AND DEBT

     At the end of the reporting period, the Company had a Credit Facility (the
     "Comerica Credit Facility") with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 27, 2007. The loan agreement positions
     Comerica as senior to all other debt. The line of credit is limited to $22.0 million, subject to loan covenant restrictions. The Comerica Credit
     Facility is collateralized by substantially all the assets of the Company.
     The outstanding balance on the line of credit as of March 31, 2005 was $9.3 million. The remaining borrowings available under the line of credit as of March 31, 2005 were $8.7 million after consideration of loan covenant restrictions.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The
     Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of the end of the last reporting period on March 31, 2005.

                                                                                               March 31,  December 31,
                                                                                                 2005        2004
                                                                                               --------------------
                                                                                                 (in thousands)
                                                                                               --------    --------
     Schedule of Long-Term Debt:

         Comerica Credit Facility - Line of credit, prime (5.75% at March 31, 2005),
            maturing in July 2007                                                              $  9,300    $ 13,530
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008          240         255
         Significant PEI Shareholders - Note payable, discounted at 4.5% interest, principal
            payments in installments of $208,761 due annually, maturing in December 2006            388         385
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                   1,685       1,762
         InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
            installments of $65,000 plus interest due annually, maturing in December 2007           195         195
         Miscellaneous                                                                               55          80
                                                                                               --------    --------

              Total long-term debt                                                               11,863      16,207
              Less: Current maturities                                                             (622)       (622)
                                                                                               --------    --------

              Long-term debt, net of current portion                                           $ 11,241    $ 15,585
                                                                                               ========    ========


     Current note payable includes a note at both March 31, 2005 and December
     31, 2004 to finance commercial insurance on a short-term basis, with a balance of $483,000 and $840,000 as of March 31, 2005 and December 31,
     2004, respectively. The current note payable bears interest at 4.84% and is payable in monthly installments of principal and interest totaling $122,000 through July 2005.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement of Financial Accounting
     Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123R"). This statement is a revision of Statement of Financial Accounting Standards No.
     123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award
     (usually the vesting period). SFAS 123R covers various share-based compensation arrangement rights and employee share purchase plans. SFAS
     123R eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in Accounting Principles Board
     Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS
     123R was scheduled to be effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged.

     On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it in the first quarter of 2006, as required.


NOTE 4 - GOODWILL

     In accordance with Statement of Financial Accounting Standards No. 142,
     "Goodwill and Other Intangible Assets", goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. Goodwill has been allocated to the Company's two reportable segments. The test for impairment is made on each of these reporting segments. No impairment of goodwill has been incurred to date.


NOTE 5 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2005 and December 31, 2004:

                                                                                       March 31,  December 31,
                                                                                         2005        2004
                                                                                       --------------------
                                                                                          (in thousands)
                                                                                       --------    --------

     Costs incurred on uncompleted contracts                                           $ 12,091    $  8,292
     Estimated earnings on uncompleted contracts                                          1,991       1,584
                                                                                       --------    --------
         Earned revenues                                                                 14,082       9,876
     Less billings to date                                                              (14,708)    (11,077)
                                                                                       --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                   $   (626)   $ (1,201)
                                                                                       ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts       $  1,602    $  1,113
     Less billings and estimated earnings in excess of cost on uncompleted contracts     (2,228)     (2,314)
                                                                                       --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                   $   (626)   $ (1,201)
                                                                                       ========    ========


NOTE 6 - STOCK OPTION PLAN

     The Company accounts for its nonqualified incentive stock option plan under the recognition and measurement principles of Accounting Principles Board
     Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under the Company's plan had exercise prices equal to or greater than the market value of the Company's stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of SFAS
     No. 123, "Accounting for Stock-Based Compensation."

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                        2005         2004
                                                                                    -------------------------
                                                                                          (in thousands)
                                                                                    -------------------------
     Pro forma impact of fair value method (SFAS 148)
         Net income attributable to common stockholders, as reported                $       921   $       471
         Less compensation expense determined under fair value method, net of tax           (17)          (5)
                                                                                    ------------  ------------
              Pro forma net income attributable to common stockholders              $       904   $       466
                                                                                    ============  ============

     Earnings per share (basic)
         As reported                                                                $      0.04   $      0.02
         Pro forma                                                                  $      0.04   $      0.02
     Earnings per share (diluted)
         As reported                                                                $      0.04   $      0.02
         Pro forma                                                                  $      0.04   $      0.02
     Weighted average Black-Scholes fair value assumptions
         Risk free interest rate                                                             5%            5%
         Expected life                                                                2-9 years     2-9 years
         Expected volatility                                                                52%           73%
         Expected dividend yield                                                           0.0%          0.0%

NOTE 7 - SEGMENT INFORMATION

     The Company operates in two business segments: (1) engineering, providing services primarily to major integrated oil and gas companies; and (2) systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, and uninterruptible power systems and battery chargers.

     Revenue and operating income for each segment are set forth in the following table.

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                     2005           2004
                                                   -----------------------
                                                        (in thousands)
                                                   -----------------------
     Revenue:
         Engineering                               $ 40,299       $ 28,464
         Systems                                      4,330          2,529
                                                   --------       --------
              Total revenue                        $ 44,629       $ 30,993
                                                   ========       ========

     Operating income (loss):
         Engineering                               $  3,473       $  2,430
         Systems                                        104            (97)
         Corporate                                   (1,948)        (1,481)
                                                   --------       --------
              Total operating income               $  1,629       $    852
                                                   ========       ========

NOTE 8 -CONTINGENCIES

     Litigation
     ----------
     From time to time, the Company and its subsidiaries become parties to various legal proceedings arising in the ordinary course of normal business activities. While we cannot predict the outcome of these proceedings, in our opinion, and based on reports of counsel, any liability arising from such matters, individually or in the aggregate, are not expected to have a material effect upon the consolidated financial position or operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Forward-Looking Statements
  --------------------------

     Certain information contained in this Form 10-Q, the Company's Annual Report to Stockholders, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, with limitation, statements concerning the Company's future financial position, and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; customer retention; project reversals; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, as they relate to the Company, its subsidiaries and management, identify forward-looking statements. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Form 10-Q and the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the notes thereto, included in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  Executive Overview
  ------------------

  Introduction:
     ENGlobal Corporation is a leading provider of engineering services and systems principally to the petroleum refining, petrochemical, pipeline, production and process industries throughout the United States and internationally. The services provided by our multi-disciplined staff span the lifecycle of a project and include feasibility studies, design, procurement and construction management. We also supply automation, control and uninterruptible electrical power systems to our clients worldwide.

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

     Our business is managed under two reportable segments: engineering and systems. The engineering segment provides engineering consulting services primarily to major oil and gas companies through four subsidiary companies, including ENGlobal Engineering, Inc., RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc., ENGlobal Construction Resources, Inc., and ENGlobal Design Group, Inc. The engineering segment earns revenue primarily from fees for professional and technical services. As a service company, we are labor rather than capital intensive and our income is derived from our ability to generate revenues and collect cash under cost reimbursable contracts based on our employees' time in excess of any subcontract expense, the cost of pass-through materials and equipment, non-labor costs, and our selling, general and administrative (SG&A) expenses.

     Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and process-related industries. The systems segment currently consists of one company, ENGlobal Systems, Inc. ("ESI"). The systems segment earns revenue primarily from fees on contracts for the design and assembly of control and instrumentation systems. Income from the systems segment is derived from our ability to generate revenues and collect cash on fixed price contracts in excess of our costs for labor, materials and equipment and transportation costs, plus our SG&A expenses.

  Key Performance Indicators at March 31, 2005:
     We believe the following were key indicators of our performance and results of operations in the first quarter of 2005 as compared to results from the first quarter of 2004:

          o    Revenue increased 44.0% to $44.6 million
          o    Gross profit increased 40.5% to $5.8 million
          o    Operating income increased 91.2% to $1.6 million
          o    SG&A expense, as a percentage of revenue, decreased 11.24% to
               9.5%
          o    Stockholders' equity increased 12.7% to $21.0 million

  Results of Operations
  ---------------------

     The following table presents, for the periods indicated, the approximate percentage of total revenues and operating income or loss attributable to our reportable segments:

                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                 2005              2004
                                               --------------------------
         Revenue:
                  Engineering                    90.3%             89.1%
                  Systems                         9.7%             10.9%

         Operating income (loss):
                  Engineering                     9.0%              9.4%
                  Systems                         2.4%             (6.3%)


     Revenue is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

     For internal analytical purposes only, we review total revenue less 1) revenue received from non-labor material, equipment and subcontractor costs, and 2) revenue received from material assets or companies acquired during the current year, as well as revenue received from acquisitions of material assets or companies during the first 12 months following their respective dates of acquisition. In the course of providing our services, we routinely provide major engineering materials, equipment and subcontract services. Generally, these materials, equipment and subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles, are included in revenue. Because subcontractor services can change significantly from project to project, changes in non-labor revenue may not be indicative of our core business trends. Revenue recognized from acquired assets of companies during the first 12 months after closing is referred to as "Acquisition" revenue. We also review gross profit and SG&A expense from material asset or company acquisitions on the same basis as we review total revenue.

     Gross profit includes the gross margin resulting from the financial performance on contracts, less indirect variable labor and non-labor expenses not directly related to projects. The primary indirect labor expenses include compensation and benefit costs for indirect technical support staff, for employees on stand-by time and for time required for technical staff to prepare cost estimates and project schedules for proposals requested through business development representatives.

     Operating SG&A expense includes management and staff compensation, and office costs, such as rents, utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operation.

     Corporate SG&A expense is comprised of costs related to business development, executive, finance, accounting, safety, investor relations/governance, human resources, project controls, and information technology functions, as well as, depreciation and amortization and other costs generally unrelated to specific client projects.

  Critical Accounting Policies:
     A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operation in our 2004 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2004.


                   Consolidated Results of Operations for the Three Months
                                Ended March 31, 2005 and 2004
                                         (unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                     -----------------------------------------
                                                             2005                  2004
                                                     -----------------------------------------
                                                                  (In thousands)
                                                     -----------------------------------------
         Revenue:
             Engineering - labor                     $ 26,899     60.3%     $ 19,921     64.3%
             Engineering - non-labor                   10,469     23.4%        7,799     25.1%
             Systems                                    4,330      9.7%        2,070      6.7%
             Acquisition                                2,931      6.6%        1,203      3.9%
                                                     --------               --------
                  Total revenue                      $ 44,629    100.0%     $ 30,993    100.0%
                                                     ========               ========

         Gross profit:
             Engineering - labor                     $  4,733     17.6%     $  3,704     18.6%
             Engineering - non-labor                      159     15.2%           61      7.8%
             Systems                                      567     13.1%          244     11.8%
             Acquisition                                  388     13.2%          152     12.6%
                                                     --------               --------
                  Total gross profit                    5,847     13.1%        4,161     13.4%
                                                     --------               --------


         SG&A expense:
             Engineering                                1,519      4.1%        1,316      4.7%
             Systems                                      463     10.7%          380     18.4%
             Corporate                                  1,948      4.4%        1,481      4.8%
             Acquisition                                  288      9.8%          132     11.0%
                                                     --------               --------
                  Total SG&A expense                    4,218      9.5%        3,309     10.7%
                                                     --------               --------


         Operating income:
             Engineering                                3,373      9.0%        2,450      8.8%
             Systems                                      104      2.4%         (136)    (6.6%)
             Corporate                                 (1,948)    (4.4%)      (1,481     (4.8%)
             Acquisition                                  100      3.4%           19      1.6%
                                                     --------               --------
                  Total operating income                1,629      3.7%          852      2.7%
                                                     --------               --------


         Other income (expense), net                     (167)     0.4%         (138)     0.4%
         Tax provision                                   (541)     1.2%         (243)     0.8%
                                                     --------               --------

                  Net income                         $    921      2.1%     $    471      1.5%
                                                     ========               ========

Other financial comparisons:
----------------------------

         Working capital                             $ 10,915               $  7,879

         Total assets                                $ 54,697               $ 40,609

         Long-term debt, net of current portion      $ 11,241               $  7,889

         Stockholders' equity                        $ 21,014               $ 18,646


     In the results presented for the first quarter of 2005, "Acquisition" totals include the combined results of operations related to assets acquired from Cleveland Inspection Services, Inc. ("Cleveland") and AmTech
     Inspection, LLC ("AmTech"). In the results for the first quarter of 2004, "Acquisition" totals are the combined results of operations related to assets acquired from Petro-Chem and Senftleber. For analytical purposes only, results from acquired companies or acquired assets are shown separately for the first 12 months after closing.


  Revenue:
     Revenue increased $13.6 million, or 44.0%, to $44.6 million for the three months ended March 31, 2005 from $31.0 million for the comparable prior year period. Excluding non-labor engineering revenue, the Company's adjusted revenue for the three months ended March 31, 2005 increased $11.0 million, or 47.3%, over comparable revenue for the three months ended March
     31, 2004. Acquisition revenue contributed $1.7 million, or 15.8%, of the increase in adjusted revenue.

  Gross Profit:
     Gross profit increased overall $1.7 million, or 40.5%, to $5.8 million for the three months ended March 31, 2005 from $4.1 million for the comparable prior year period, with acquisition gross profit contributing $236,000, or 14.0%, of the total increase. As a percentage of revenue, gross profit increased in all areas except engineering, primarily due to engineering's continued investment in internal growth initiatives such low sulfur diesel, polymers, and integrated controls, plus the cost of technical staff to produce cost estimates and project schedules to meet the increased level of proposal activity. These factors resulted in an overall decrease in consolidated gross profit to 13.1% for the three months ended March 31, 2005 from 13.4% for the quarter ended March 31, 2004.

  Selling, General, and Administrative:
     As a percentage of revenue, SG&A expense decreased to 9.5% for the three months ended March 31, 2005 from 10.7% for the three months ended March 31, 2004. SG&A expense increased $900,000, or 27.5%, to $4.2 million for the three months ended March 31, 2005 from $3.3 million for the comparable prior year period. Even though each reporting area incurred additional costs (Engineering - $200,000; Systems - $80,000; Corporate - $470,000 and
     Acquisition - $150,000), the costs as a percentage of their respective revenues decreased.

     Corporate SG&A expense increased $470,000, or 31.5%, to $1.95 million for the three months ended March 31, 2005 from $1.48 million for the comparable prior year period, due primarily to accrued incentive plan compensation
     ($180,000) and the increased investment in marketing and business development ($115,000). As a percentage of total revenue, corporate SG&A expense decreased to 4.4% for the three months ended March 31, 2005 from 4.8% for the comparable prior year period.

  Operating Income:
     Operating income increased $800,000, or 91.2%, to $1.6 million for the three months ended March 31, 2005 from $800,000 compared to the same period in 2004. As a percentage of revenue, operating income increased to 3.7% for the three months ended March 31, 2005 from 2.7% for the comparable prior year period.

  Other Expense, net:
     Other expense increased $29,000, to $167,000 for the three month period ended March 31, 2005 from $138,000 for the comparable prior year period, primarily due to increased net interest expense ($65,000) and a one-time write-off of finance charges related to our line of credit ($75,000) offsetting a $134,000 gain recorded from the sale of the Thermal facility.

  Tax Provision:
     Income tax expense increased $300,000, or 123%, to $540,000 for the three months ended March 31, 2005 from $240,000 for the comparable prior year period. The estimated effective tax rate was 37% for the three-month period ended March 31, 2005 compared to 34% for the comparable prior year period.

  Net Income:
     Net income for the three months ended March 31, 2005 increased $450,000, or 95.5%, to $921,000 from $471,000 for the comparable prior year period. As a percentage of revenue, net income increased to 2.1% for the three month period ended March 31, 2005 from 1.5% for the period ended March 31, 2004.


  Segment Results
  ---------------

                                   Engineering
                                   -----------

                                                    Three Months Ended
                                                         March 31,
                                        -------------------------------------------
                                                2005                    2004
                                        -------------------------------------------
                                                       (In thousands)
                                        -------------------------------------------

     Revenue:
        Engineering - labor             $ 26,899      66.7%    $ 19,921       70.0%
        Engineering - non-labor           10,469      26.0%       7,799       27.4%
        Acquisition                        2,931       7.3%         744        2.6%
                                        --------               --------
            Total revenue               $ 40,299     100.0%    $ 28,464      100.0%
                                        ========               ========

     Gross profit:
        Engineering - labor             $  4,733      17.6%    $  3,704       18.6%
        Engineering - non-labor              159       1.5%          61        0.8%
        Acquisition                          388      13.2%          72        9.7%
                                        --------               --------
            Total gross profit             5,280      13.1%       3,837       13.5%
                                        --------               --------

     Operating SG&A expense:
        Engineering                        1,519       4.1%       1,316        4.7%
        Acquisition                          288       9.8%          91       12.2%
                                        --------               --------
            Total SG&A expense             1,807       4.5%       1,407        4.9%
                                        --------               --------

     Operating income:
        Engineering                        3,373       9.0%       2,450        8.8%
        Acquisition                          100       3.4%         (20)      (2.7%)
                                        --------               --------
            Total operating income      $  3,473       8.6%    $  2,430        8.5%
                                        --------               --------


  Overview:
     Our engineering segment continues to benefit from a large project load generated primarily by its downstream clients and to a lesser extent by its midstream clients. The industry's refining segment is very active and supplied a large percentage of the Company's backlog. ENGlobal also benefited from the renewed interest of its chemical/petrochemical clients in maintenance and retrofit projects as product margins in this marketplace improve. The Company's Beaumont engineering office continued its performance as the largest profit contributing operation during the first quarter of 2005, with a small increase in its profits compared to those in the first quarter of 2004. In addition, the Company's Tulsa office realized substantial growth and increased profitability over the last year.

     New contracts in our Tulsa office also bring revenue diversification through clients like Coffeyville Resources Refining & Marketing, LLC and
     Frontier Refining, Inc. and help minimize the normal industry threat of the loss of a major customer that might comprise a significant percentage of our backlog at any point in time, and the loss of which could have a material adverse effect on our business.

     The Company's field services staffing operation, which includes ENGlobal
     Construction Resources, Inc., approximately doubled its profit contribution during the first quarter of 2005 compared to the same period in 2004. The increase resulted in part from the acquisitions of Cleveland and AmTech in 2004 as well as improved demand for outsourced technical personnel.

     Acquisition totals for the three months ended March 31, 2005 are from results of operations related to assets acquired from Cleveland and AmTech.
     In the results for the three-month period ended March 31, 2004, acquisition totals are from results of operations related to assets acquired from Petro-Chem.


  Revenue:
     Revenue increased $11.8 million, or 41.6%, to $40.3 million for the three months ended March 31, 2005 from $28.5 million for the comparable prior year period. Excluding non-labor revenue, revenue for the three months ended March 31, 2005 increased $9.2 million, or 44.4%, over comparable revenue for the three months ended March 31, 2004. Of this increase, acquisition revenue accounted for $2.2 million and revenue from internal growth accounted for $7.0 million. Revenue from internal growth, not related to acquisitions or non-labor items, for the three months ended
     March 31, 2005 represented a 35.0% increase over such revenue for the comparable period ended March 31, 2004.

     Non-labor revenue represented 26.0% of the total engineering revenue for the quarter ended March 31, 2005 and increased $2.7 million to $10.5 million from $7.8 million for the comparable period ended March 31, 2004.
     This represented 22.6% of the revenue increase.

  Gross Profit:
     Gross profit increased $1.4 million, or 37.6%, to $5.3 million for the three months ended March 31, 2005 from $3.8 million for the comparable period in 2004. Excluding gross profit from non-labor revenue, gross profit increased $1.3 million, or 35.6%, for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004, with gross profit from internal growth accounting for $1.0 million of the increase. Gross profit from internal growth for the three months ended March 31, 2005 represented a 29.9% increase over gross profit from internal growth for the comparable period ended March 31, 2004. Project reversals of $283,000 were recorded during the period on two lump sum projects being performed in our Houston office. To address these reversals, the Company has initiated project reviews on all significant projects to identify and correct weaknesses in both project control systems and personnel. The Company does not expect to record significant additional losses on these projects in future reporting periods.

     As a percentage of revenue, gross profit increased on contract activities to 15.4% from 14.9% for the three-month periods ended March 31, 2005 and 2004, respectively. Non-project variable labor expenses for internal growth initiatives related to low sulfur diesel, polymers, advanced automation and integrated controls, plus the additional cost of technical staff to produce cost estimates and project schedules to cover increased proposal activity, increased to approximately $900,000 for the three-month period ended March
     31, 2005 from approximately $400,000 for the comparable period ended March
     31, 2004 and contributed to the our overall net decrease in gross profit percentage to 13.1% from 13.5% for the three months ended March 31, 2005 and 2004, respectively.

  Selling, General, and Administrative:
     As a percentage of revenue, excluding non-labor revenue, SG&A expense decreased to 6.1% for the three-month period ended March 31, 2005 from 6.8% for the three-month period ended March 31, 2004. SG&A expense increased
     $400,000 overall, or 28.4%, to $1.8 million for the three months ended
     March 31, 2005 from $1.4 million for the comparable prior year period primarily related to growth for office space (Rents - $90,000); equipment
     (Depreciation - $100,000) and administrative support staff (Salaries -
     $10,000), plus $200,000 in expense primarily related to the assets acquired from Cleveland during the last quarter of 2004.

  Operating Income:
     Operating income increased $1.0 million, or 42.9%, to $3.5 million for the three months ended March 31, 2005 from $2.5 million for the comparable prior year period. As a percentage of revenue, operating income increased to 8.6% for the three months ended March 31, 2005 from 8.5% for the comparable prior year period.



                                     Systems
                                     -------

                                                     Three Months Ended
                                                          March 31,
                                          -----------------------------------------
                                                 2005                   2004
                                          -----------------------------------------
                                                       (In thousands)
                                          -----------------------------------------

     Revenue:
        Systems                           $ 4,330     100.0%    $ 2,070       81.9%
        Acquisition                          --         --          459       18.1%
                                          -------               -------
                 Total revenue            $ 4,330     100.0%    $ 2,529      100.0%
                                          =======               =======

     Gross profit:
        Systems                           $   567      13.1%    $   244       11.8%
        Acquisition                          --         --           80       17.4%
                                          -------               -------
                 Total gross profit           567      13.1%        324       12.8%
                                          -------               -------

     Operating SG&A expense:
        Systems                               463      10.7%        380       18.4%
        Acquisition                          --         --           41        8.9%
                                          -------               -------
                 Total SG&A expense           463      10.7%        421       16.6%
                                          -------               -------

     Operating income:
        Systems                               104       2.4%       (136)      (6.6%)
        Acquisition                          --         --           39        8.5%
                                          -------               -------
                 Total operating income   $   104       2.4%    $   (97)      (3.8%)
                                          =======               =======

  Overview:
     Our systems segment's financial results during the three months ended March 31, 2005 offset the overall loss that had been incurred during the first three months of the prior year. The primary reason for the improvement was the large influx of new work during the period, plus our lower operating costs as a result of a reorganization of the systems segment.

     Acquisition totals for the three months ended March 31, 2004 are from results of operations related to the purchase of Senftleber. There was no acquisition activity for the three months ended March 31, 2005.

  Revenue:
     Revenue increased $1.8 million, or 71.2%, to $4.3 million for the three months ended March 31, 2005 from $2.5 million for the comparable prior year period.

  Gross profit:
     Gross profit increased $243,000, or 75.0%, to $567,000 for the three months ended March 31, 2005 from $324,000 for the comparable prior year period. As a percentage of revenue, gross profit increased to 13.1% for the three months ended March 31, 2005 from 12.8% for the comparable prior year period.

     Project over-runs totaling $183,000 were recorded during the period on multiple fixed price projects being performed by our Houston facility. To address such over-runs, the Company initiated project reviews on all significant projects to identify and correct weaknesses in both project control systems and personnel. The Company does not expect to record significant additional losses on these projects in future reporting periods.

  Selling, General, and Administrative:
     SG&A expense increased $42,000, or 10.0%, to $463,000 for the three months ended March 31, 2005 from $421,000 for the comparable prior year period. As a percentage of revenue, SG&A expense decreased to 10.7% for the three months ended March 31, 2005 from 16.6% for the comparable prior year period.

     In January 2004, ENGlobal Constant Power, Inc. relocated offices and shop facilities to the same facility used by ENGlobal Systems to improve shop personnel utilization, reduce duplicate overhead functions and reduce facilities expenses.

  Operating Income:
     Operating income increased $201,000, or 207%, to $104,000 for the three months ended March 31, 2005 from a loss of $97,000 for the comparable prior year period.

  Liquidity and Capital Resources
  -------------------------------

     Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit, which is currently in effect with Comerica Bank (the "Comerica Credit Facility"). As of March 31, 2005, we had working capital of $10.9 million. Long-term debt, on March 31, 2005 was $11.2 million, including $9.3 million outstanding under the Comerica Credit Facility.

     The Comerica Credit Facility is senior to all other debt, and the line of credit is limited to $22.0 million, subject to borrowing base restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of the most recent quarters then ended, to maintain minimum levels of net worth, and must comply with an annual limitation on capital expenditures. The Company is currently in compliance with all loan covenants, although no assurances can be given regarding such compliance in the future. We are not currently subject to any standby letters of credit, guarantees, repurchase obligations or other commitments. We have no off-balance sheet arrangements.

     The Company has been awarded a significant project with Coffeyville Resources Refining & Marketing, LLC ("CRRM") and entered into an Agreement for Engineering and Procurement Services to provide detailed engineering and procurement services on a cost reimbursable basis. We estimate that the agreement will result in a significant amount of revenue attributable to the procurement of materials and equipment. Per the terms of the agreement, any progress payments made by CRRM for project items must be secured by one or more irrevocable stand-by letters of credit issued on the account of ENGlobal. The project began in January 2005 and is scheduled to be completed in the third quarter of 2006.

     As of March 31, 2005, we had the following long-term debt:
     o $240,000 in two notes of $127,500 and $112,500, respectively, to Sterling Planet and EDGI, each bearing interest at 5% per annum and maturing in 2008. Principal amounts of $15,000 are payable quarterly with accrued interest. The Sterling Planet and EDGI notes were issued as part of the purchase of certain assets of EDGI.
     o $25,000 in a non-interest bearing note to AmTech, maturing in 2006. Principal amounts of $25,000 are payable annually. The note was issued as part of the purchase price of certain assets of AmTech.
     o $388,264 payable to Significant PEI Shareholders, payable in two remaining equal installments before December 31 of 2005 and 2006. The notes were issued in connection with the termination of the escrow agreements of 2001.
     o    $1,684,673 in notes of $1,389,855, $42,177 and $252,701, to Cleveland
          Inspection Services, Inc., CIS Technical Services and F.D. Curtis, respectively, each discounted at 5% and maturing in 2009. Principal amounts of $100,000 in the aggregate are payable quarterly. The Cleveland notes were issued as part of the purchase of certain assets of Cleveland Inspection Services, Inc.

     o $225,000 in two notes of $195,000 and $30,000, respectively, to InfoTech Engineering, Inc., each bearing interest at 5% per annum and maturing in 2007. Principal amounts of $65,000 in the aggregate are payable annually with accrued interest. The InfoTech notes were issued as part of the purchase of certain assets of InfoTech Engineering, Inc.

     As of March 31, 2005, management believes the Company's cash position is sufficient to meet its working capital requirements. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

  Cash Flow
  ---------

     The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, if the Company was to lose one or more of its major customers, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such events occur, the Company would be forced to consider alternative financing options.

   Operating activities:
     Net cash provided by operating activities was $4.5 million for the three-month period ended March 31, 2005, compared to $560,000 in the same period in 2004. Changes in working capital, due to the timing of collections of trade receivables, payments for trade payables and accruals, contributed to the strong cash flows from operations in the first quarter of 2005. During the quarter, the line of credit decreased from $13.5 million as of December 31, 2004 to $9.3 million as of March 31, 2005. Net income was the primary driver of the Company's positive cash flows from operations in the first quarter of 2004

  Investing activities:
     Net cash provided by investing activities was $146,000 for the three-month period ended March 31, 2005, compared with net cash used of $321,000 in the same period in 2004. In the first quarter of 2005, the Company completed the sale of the Thermaire building, receiving $823,000 in cash from the sale. The Company also used cash for capital expenditures in the first three months of 2005 and 2004.

  Financing activities:
     Net cash used by financing activities was $4.7 million for the three-month period ended March 31, 2005, compared with $235,000 in the same period in 2004. In the first quarter of 2005, the Company reduced the outstanding line of credit by $4.2 million using cash generated from working capital as compared to a net increase in the outstanding line of credit of $319,000 in the same period in 2004.

  Asset Management
  ----------------

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $29.0 million and $30.8 million at March 31, 2005 and December 31, 2004, respectively. The number of days sales outstanding in trade accounts receivables was 56 days and 62 days at March 31, 2005 and December 31, 2004, respectively.


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

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of March 31, 2005, $9.3 million had been borrowed under the Credit Facility, accruing interest at 5.75% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of March 31, 2005 would be 57.5 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $53,000, assuming the amount of debt outstanding remains constant.


ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     From time to time, the Company and its subsidiaries become parties to various legal proceedings arising in the ordinary course of normal business activities. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel any liability arising from such matters, individually or in the aggregate, are not expected to have a material effect upon the consolidated financial position or operations of the Company.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.


ITEM 5. OTHER INFORMATION
     None.


ITEM 6. EXHIBITS

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the First Quarter 2005

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the First Quarter 2005

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal CORPORATION

Dated:   May 10, 2005

                            By: /s/ Robert W. Raiford
                            -------------------------
                            Robert W. Raiford
                            Chief Financial Officer and Treasurer