Form 10-Q
period 2005-06-30
ENGLOBAL CORP
filed 2005-08-12
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005



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



    654 North Sam Houston Parkway East, Suite 400, Houston,  TX 77060-5914
    ----------------------------------------------------------------------
            (Address of principal executive offices)            (Zip code)

                                 (281) 878-1000
                                 --------------
              (Registrant's telephone number, including area code)



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

                               Yes     No X
                                  ---    ---




Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of August 2, 2005.

       $0.001 Par Value Common Stock                   23,627,134 shares

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2005

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the
                      Three Months Ended and Six Months Ended June 30,
                      2005 and June 30, 2004                                  3

                  Condensed Consolidated Balance Sheets at June 30,
                      2005 and December 31, 2004                              4

                  Condensed Consolidated Statements of Cash Flows for
                      the Six Months Ended June 30, 2005 and June 30,
                      2004                                                    5

                  Notes to Condensed Consolidated Financial Statements     6-13

       Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 14-26

       Item 3.    Quantitative and Qualitative Disclosures about
                      Market Risk                                            26

       Item 4.    Controls and Procedures                                    27

Part II.          Other Information

       Item 1.    Legal Proceedings                                          28

       Item 2.    Unregistered Sales of Equity Securities and Use of
                      Proceeds                                               28

       Item 3.    Defaults Upon Senior Securities                            28

       Item 4.    Submission of Matters to a Vote of Security Holders        28

       Item 5.    Other Information                                          28

       Item 6.    Exhibits                                                   29

                  Signature                                                  30


                                      PART I. - FINANCIAL INFORMATION
                                      -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                           ENGlobal Corporation
                                Condensed Consolidated Statements of Income
                                                (Unaudited)


                                                  For the Three Months Ended            For the Six Months
                                                           June 30,                       Ended June 30,
                                                ------------------------------    -------------------------------
                                                     2005             2004             2005             2004
                                                -------------    -------------    -------------    -------------
Operating Revenue                               $  59,419,270    $  34,282,731    $ 104,048,532    $  65,275,265
                                                -------------    -------------    -------------    -------------

Operating Expenses:
      Direct cost                                  51,969,694       30,143,815       90,752,023       56,975,632
      Selling, general and administrative           4,387,419        3,093,814        8,176,156        6,142,909
      Depreciation and amortization                   446,814          277,157          875,685          536,829
                                                -------------    -------------    -------------    -------------
           Total operating expenses                56,803,927       33,514,786       99,803,864       63,655,370
                                                -------------    -------------    -------------    -------------

           Operating income                         2,615,343          767,945        4,244,668        1,619,895

Other Income (Expense):
      Other income                                     44,301           (4,718)          73,245           28,068
      Interest income (expense), net                 (246,728)        (124,890)        (443,551)        (296,100)
                                                -------------    -------------    -------------    -------------
           Total other income (expense)              (202,427)        (129,608)        (370,306)        (268,032)
                                                -------------    -------------    -------------    -------------

Income before Provision for Income Taxes            2,412,916          638,337        3,874,362        1,351,863

Provision for Income Taxes                            892,779          217,034        1,433,514          459,633
                                                -------------    -------------    -------------    -------------

           Net Income                           $   1,520,137    $     421,303    $   2,440,848    $     892,230
                                                =============    =============    =============    =============

Net Income Per Common Share:
      Basic                                              0.06             0.02             0.10             0.04
      Diluted                                            0.06             0.02             0.10             0.04

Weighted Average Shares Used in Computing Net
      Income Per Share:
      Basic                                        23,492,842       24,035,936       23,508,496       24,035,117
      Diluted                                      24,156,525       24,347,589       24,155,176       24,346,990





              See accompanying notes to interim condensed consolidated financial statements.


                                             ENGlobal Corporation
                                     Condensed Consolidated Balance Sheets

                                                                                      June 30,      December 31,
                                                                                        2005            2004
                                                                                    ------------    ------------
                                                                                    (unaudited)
                                     ASSETS
                                     ------

Current Assets:
     Cash                                                                           $     12,957    $      8,006
     Accounts receivable - trade, less allowance for doubtful accounts of
        approximately $507,000 and $476,000, respectively                             32,399,207      30,839,597
     Costs and estimated earnings in excess of billings on uncompleted contracts       3,293,293       1,113,330
     Prepaid and other                                                                 1,029,145       1,984,274
     Inventories                                                                         183,475         172,715
     Assets held for sale                                                                   --           678,106
     Deferred tax asset                                                                  757,247         640,380
     Income taxes receivable                                                                --           118,000
                                                                                    ------------    ------------

         Total Current Assets                                                         37,675,324      35,554,408

Property and Equipment, net                                                            5,661,664       5,262,370
Goodwill                                                                              15,386,425      15,284,220
Other Assets                                                                             970,001       1,159,750
                                                                                    ------------    ------------

         Total Assets                                                               $ 59,693,414    $ 57,260,748
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Accounts payable - trade                                                       $ 10,429,750    $ 10,512,123
     Accrued salaries and benefits                                                     9,497,872       6,059,221
     Note payable                                                                        121,412         839,606
     Current portion - long-term debt                                                    549,220         622,410
     Capital lease payable                                                                 1,115           4,371
     Billings and estimated earnings in excess of costs on uncompleted contracts       1,747,696       2,313,954
     Income taxes payable                                                              1,125,950            --
     Other liabilities                                                                   663,071         699,601
                                                                                    ------------    ------------

         Total Current Liabilities                                                    24,136,086      21,051,286

Long-Term Debt, net of current portion                                                12,854,759      15,585,152
Deferred Tax Liability                                                                    99,810         573,380
                                                                                    ------------    ------------

         Total Liabilities                                                            37,090,655      37,209,818

Contingencies (Note 11)

Stockholders' Equity:
     Series A redeemable convertible preferred stock, $0.001 par value; 2,265,167
        shares authorized; 0 shares issued and outstanding                                  --              --
     Common stock, $0.001 par value; 75,000,000 shares authorized; 23,548,822 and
        23,466,839 outstanding and 24,201,199 and 24,119,216 issued at June 30,
        2005 and December 31, 2004                                                        24,201          24,119
     Additional paid-in capital                                                       12,309,115      12,198,215
     Retained earnings                                                                10,861,674       8,420,827
     Treasury stock, 652,377 shares at cost                                             (592,231)       (592,231)
                                                                                    ------------    ------------

         Total Stockholders' Equity                                                   22,602,759      20,050,930
                                                                                    ------------    ------------
         Total Liabilities and Stockholders' Equity                                 $ 59,693,414    $ 57,260,748
                                                                                    ============    ============


                See accompanying notes to interim condensed consolidated financial statements.


                                  ENGlobal Corporation
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)


                                                                   For the Six Months
                                                                     Ended June 30,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Cash Flows from Operating Activities:
     Net income                                                $ 2,440,848    $   892,230
     Adjustments for non-cash items                                153,455        537,202
     Changes in working capital                                  1,270,360     (1,367,083)
                                                               -----------    -----------

         Net cash provided by operating activities               3,864,663         62,349
                                                               -----------    -----------

Cash Flows from Investing Activities:
     Property and equipment acquired                            (1,177,076)      (593,597)
     Proceeds from sale of equipment                                15,000          2,250
     Proceeds from sale of assets held for sale                    823,350           --
     Additional consideration for acquisitions                     (59,403)          --
                                                               -----------    -----------

         Net cash used in investing activities                    (398,129)      (591,347)
                                                               -----------    -----------

Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                (2,589,561)     1,624,408
     Proceeds from issuance of common stock                        110,982         12,500
     Short-term note repayments                                   (717,248)      (542,740)
     Capital lease repayments                                       (3,256)        (5,087)
     Long-term debt repayments                                    (262,500)      (589,423)
                                                               -----------    -----------

         Net cash provided by (used in) financing activities    (3,461,583)       499,658
                                                               -----------    -----------

         Net change in cash                                          4,951        (29,340)

Cash, at beginning of period                                         8,006         39,439
                                                               -----------    -----------

Cash, at end of period                                         $    12,957    $    10,099
                                                               ===========    ===========

Supplemental Disclosures:

     Interest paid                                             $   369,700    $   255,912

     Income taxes paid                                         $   904,292    $   455,000


     See accompanying notes to interim condensed consolidated financial statements.

                                            5

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein, are unaudited for the three-month and six-month periods ended June 30, 2005 and 2004. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 2004 and 2003, which are included in the Company's annual reports on Form 10-K. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition
     -------------------
     The Company's revenues are composed of engineering service revenues and product sales. The Company recognizes service revenues as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed fee contracts.

     On occasion, the Company, serving as an agent for the client, procures materials and equipment on behalf of the client and the cost of such materials and equipment is reimbursed with no mark-up or profit. In accordance with Statement of Position (SOP) 81-1, revenues and costs for these types of purchases are not included in total revenues and costs. For financial reporting, this "pass-through" type of transaction is reported net. Pass-through transactions totaled $7.4 million and $10.8 million, respectively, for the three months and six months ending June 30, 2005.

     Profits and losses on fixed-fee contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage-of-contract costs incurred to date relative to estimated total direct contract costs. Direct contract costs include professional compensation and related benefits, materials, subcontractor services and other direct costs of projects. Direct contract costs also include variable costs such as travel, repairs and maintenance and supplies directly related to producing revenues. Any freight charges and inspection costs are directly charged to the project to which the charges relate. On a project that requires the purchase of a large amount of permanent materials, including the costs of these materials in calculating the percentage-of-completion may overstate the actual progress on the project. For these types of projects, the cost-to-cost method does not appropriately reflect the progress of the projects; accordingly, we use alternative methods such as actual labor hours for measuring progress on the project and we recognize revenue accordingly.

     Under the percentage-of-completion method, revenue recognition is dependent upon the accuracy of a variety of estimates, including the progress of engineering and design efforts, material installation, labor productivity, cost estimates and others. These estimates are based on various professional judgments made with respect to the factors noted and are difficult to accurately determine until projects are significantly underway. Due to uncertainties inherent to the estimation process, it is possible that actual completion costs may vary materially from estimates. Anticipated losses on uncompleted contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     Selling, general and administrative costs include management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel and other expenses that are unrelated to specific client contracts, but directly relate to the support of each segment's operations.

     The cost recognized for labor includes all actual employee compensation plus a burden factor to cover estimated variable labor expenses for the year. These variable labor expenses consist of payroll taxes, self-insured medical expenses, workers compensation insurance, general liability

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


     insurance, and employee benefits for paid time off. The actual periodic cost for these expenses is adjusted at the end of each quarter to provide consistent cost recognition throughout the year.

     We have three major types of contracts:

     Cost-Plus, labor plus fixed mark-up
     -----------------------------------
     Under cost-plus, labor plus fixed mark-up contracts, we charge clients based on actual labor rates plus a fixed mark-up that includes estimated recoverable direct and indirect costs and a profit component, which is applied as a percentage of the recoverable labor, to arrive at a total dollar estimate in negotiating a cost-plus, labor plus fixed mark-up contract. We recognize revenues based on a multiple of the actual total number of labor hours completed on a project multiplied by the actual labor rates and multiplied by the negotiated fixed mark-up percentage, plus other non-labor costs at cost plus a fixed mark-up that we negotiate at the time of contract award. Aggregate revenues from cost-plus, labor plus fixed mark-up contracts may vary in scope and we generally must obtain a change order in order to receive additional revenues relating to any additional costs that exceed the original contract estimate (see "Change Orders").

     Cost-Plus, fixed labor rate
     ---------------------------
     Under cost-plus, fixed labor rate contracts, we charge clients based on fixed labor rates by work classification (Project Manager, Sr. Engineer, Designer, CADD Operator, etc.) where the fixed labor rate includes estimated recoverable direct and indirect costs plus a profit component. In negotiating cost-plus, fixed labor rate contracts the total dollar estimate is a multiple of the fixed labor rates times the recoverable work class labor man-hours estimated to complete the project. We recognize revenues based on a multiple of the fixed labor rates times the actual total number of labor hours completed on a project, plus other non-labor costs at cost plus a fixed rate negotiated at the time of contract award. Aggregate revenues from cost-plus, fixed labor rate contracts may vary in scope and we generally must obtain a change order in order to receive additional revenues relating to any additional costs that exceed the original contract estimate (see "Change Orders").

     Fixed Price
     -----------
     Under fixed price contracts, the Company only charges its clients an agreed amount negotiated in advance of a specific scope of work, be it related to engineering service revenue or product sales. We recognize revenues on fixed-price contracts using the percentage-of-completion method described above. Prior to completion, gross profit recognition on any fixed-price contract is dependent upon the accuracy of our estimates and will increase to the extent that current estimates of aggregate actual costs are below the amounts previously estimated. Conversely, if the Company's current estimated costs exceed prior estimates, gross profit will decrease and we may realize a loss on a project. In order to increase aggregate revenue on a contract, we generally must obtain a change order to receive payment for additional costs (see "Change Orders").

     Change Orders
     -------------
     Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either we or our clients may initiate change orders. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work and/or the period of completion of the project.

     Change orders occur when changes are experienced after work on a contract has begun. Change orders are sometimes documented and the terms of change orders are agreed with the client before the work is performed. Other times, circumstances may require that work progress without the client's written agreement before the work is performed. Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


     Inspection and Acceptance (Cost-plus contracts)
     -----------------------------------------------
     Generally, clients inspect and accept work as executed based on designated milestones or billing cycles, although such acceptance does not waive the client's right to a claim under a warranty provision for work deficiencies that exceed industry standards. If we are required to remedy defective work, the client normally reimburses all costs except for the labor costs necessary to correct such defects.

     Inspection and Acceptance (Fixed Price contracts)
     -------------------------------------------------
     Generally, clients inspect and accept work based on designated milestones, although such acceptance does not waive the client's right to a claim under a warranty provision for work deficiencies. If we are required to remedy defective work, the client normally reimburses all costs except for the labor costs necessary to correct such defects.

     Contract termination provisions
     -------------------------------
     Generally, our clients may terminate at any time and for any reason any part of the Company's project work by giving proper notice, specifying the part of the work to be terminated and the effective date of the termination. If any part of the work on a project is terminated, the client, with respect to such work, is required to reimburse the Company for all costs incurred prior to the effective date of termination and for all additional amounts that are directly related to the work performed. The client is required to issue a Change Order with respect to any termination.

     Based on the criteria found in SOP 81-1, paragraphs .40 and .41, the Company has not historically entered into contracts that can be segmented.


NOTE 3 - DEBT AND LINE OF CREDIT

     Current note payable:

     The current note payable is a note at both June 30, 2005 and December 31, 2004 to finance commercial insurance on a short-term basis, with a balance of $121,000 and $840,000 as of June 30, 2005 and December 31, 2004,
     respectively. The current note payable bears interest at 4.84% and is payable in monthly installments of principal and interest totaling $122,000 through July 2005.

     Line of credit:

     At the end of the reporting period, the Company had a Credit Facility (the "Comerica Credit Facility") with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 27, 2007. The loan agreement positions Comerica as senior to all other debt. The line of credit is limited to $22 million, subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of June 30, 2005 was $10.9 million. The remaining borrowings available under the line of credit as of June 30, 2005 were $9.5 million after consideration of loan covenant restrictions and outstanding standby letters of credit aggregating to $1.6 million.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including the average total outstanding principal balance of the line of credit to EBITDA; the average total outstanding principal balance of the line of credit to total liabilities, plus net worth; and the average total outstanding principal balance of the line of credit to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of June 30, 2005.

     Letters of credit:

     As of June 30, 2005, the Company had $1.6 million outstanding in standby letters of credit issued to a refining client to cover contractual obligations for progress payments made to equipment manufacturers for major project items. We expect obligations under standby letters of credit to increase to approximately $7.6 million during November 2005 and decrease each month following until obligations are released in May 2006.


                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements

                                                                                          June 30,   December 31,
                                                                                            2005        2004
                                                                                          --------------------
                                                                                             (in thousands)
                                                                                          --------------------
Schedule of Long-Term Debt:

    Comerica Credit Facility - Line of credit, prime (6.25% at June 30, 2005),
       maturing in July 2007                                                              $ 10,940    $ 13,530
    Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
       installments of $15,000 plus interest due quarterly, maturing in December 2008          218         255
    Significant PEI Shareholders - Note payable, discounted at 4.5% interest, principal
       payments in installments of $208,761 due annually, maturing in December 2006            391         385
    Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
       payable, discounted at 5% interest, principal in installments of $100,000 due
       quarterly, maturing in October 2009                                                   1,605       1,762
    InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
       installments of $65,000 plus interest due annually, maturing in December 2007           195         195
    Miscellaneous                                                                               55          80
                                                                                          --------    --------

         Total long-term debt                                                               13,404      16,207
         Less: Current maturities                                                             (549)       (622)
                                                                                          --------    --------

         Long-term debt, net of current portion                                           $ 12,855    $ 15,585
                                                                                          ========    ========



NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005 the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, for the year beginning January 1, 2006.

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

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


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


NOTE 5 - GOODWILL

     In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. Goodwill has been allocated to the Company's two reportable segments. The test for impairment is made on each of these reporting segments. No impairment of goodwill has been incurred to date. A change in assumptions in the estimation of the fair market value of the segments would unlikely give rise to an impairment of goodwill without deteriorating operating results in the segments.


NOTE 6 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2005 and December 31, 2004:

                                                                                       June 30,  December 31,
                                                                                         2005        2004
                                                                                       --------------------
                                                                                          (in thousands)
                                                                                       --------------------
     Costs incurred on uncompleted contracts                                           $ 15,572    $  8,292
     Estimated earnings on uncompleted contracts                                          2,675       1,584
                                                                                       --------    --------
         Earned revenues                                                                 18,247       9,876
     Less billings to date                                                              (16,702)    (11,077)
                                                                                       --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                   $  1,545    $ (1,201)
                                                                                       ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts       $  3,293    $  1,113
     Less billings and estimated earnings in excess of cost on uncompleted contracts     (1,748)     (2,314)
                                                                                       --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                   $  1,545    $ (1,201)
                                                                                       ========    ========


NOTE 7 - STOCK OPTION PLAN

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

     The following table illustrates the effect on net income and earnings per share for the three months ended and six months ended June 30, 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based
     Compensation."


                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


                                                                         Three Months Ended     Six Months Ended
                                                                               June 30,             June 30,
                                                                         ------------------    ------------------
                                                                          2005        2004      2005        2004
                                                                         -------    -------    -------    -------
                                                                           (in thousands)        (in thousands)
     Pro forma impact of fair value method (SFAS 148):
          Net income attributable to common stockholders, as reported    $ 1,520    $   421    $ 2,440    $   892
          Less compensation expense determined under fair value
          method, net of tax                                                 (55)        (5)      (110)       (10)
                                                                         -------    -------    -------    -------
              Pro forma net income attributable to common stockholders   $ 1,465    $   416    $ 2,330    $   882
                                                                         =======    =======    =======    =======

     Earnings per share (basic):
          As reported                                                    $  0.06    $  0.02    $  0.10    $  0.04
          Pro forma                                                      $  0.06    $  0.02    $  0.10    $  0.04
     Earnings per share (diluted):
          As reported                                                    $  0.06    $  0.02    $  0.10    $  0.04
          Pro forma                                                      $  0.06    $  0.02    $  0.10    $  0.04
     Weighted average Black-Scholes fair value assumptions:
          Risk free interest rate                                            5%          5%        5%          5%
          Expected life                                                  3 years  3-10 years   3 years   3-10 years
          Expected volatility                                               51%         72%       51%         72%
          Expected dividend yield                                          0.0%        0.0%      0.0%        0.0%


NOTE 8 - EMPLOYEE STOCK PURCHASE PLAN

     On June 17, 2004, ENGlobal shareholders ratified the Company's adoption of the 2004 Employee Stock Purchase Plan ("Plan"). Beginning April 2004, the
     Company provided eligible employees with the opportunity and a convenient means to purchase shares of the Company's Common Stock as an incentive to exert maximum efforts for the success of the Company. ENGlobal intends that options to purchase stock granted under the Plan qualify as options granted under an "employee stock purchase plan" as defined in Section 423(b) of the Code. The Plan will be construed so as to be consistent with Section 423 of the Code, including Section 423(b)(5) which requires that all participants have the same rights and privileges with respect to options granted under the Plan. The cash deferred by participants into the plan has been used to meet the Company's cash requirements or has been applied to the reduction of the Company's long-term debt.


NOTE 9 - SEGMENT INFORMATION

     The Company operates in two business segments: (1) engineering, providing services primarily to major integrated oil and gas companies that, for the most part, are located in the United States; and (2) systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, and uninterruptible power systems and battery chargers to customers that, for the most part, are located in the United States.

     Revenue and operating income for each segment are set forth in the following table. The amount in the corporate segment includes those activities that are not allocated to the operating segments and include costs related to business development, executive function, finance, accounting, safety, investor relations/governance, human resources, project controls and information technology that are not specifically identifiable


                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


     with the two segments. The inter-company elimination row includes the amount of administrative costs allocated to the segments. The Corporate function supports both business segments and therefore cannot be specifically assigned to either. Significant portions of Corporate costs are allocated to each segment based on each segment's revenues and eliminated in consolidation.

                                               Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                             ----------------------    ----------------------
                                               2005          2004         2005         2004
                                             ---------    ---------    ---------    ---------
                                                 (in thousands)            (in thousands)
     Revenue:
          Engineering                        $  54,028    $  30,404    $  94,327    $  58,004
          Systems                                5,391        3,879        9,722        7,271
                                             ---------    ---------    ---------    ---------
                    Total revenue            $  59,419    $  34,283    $ 104,049    $  65,275
                                             =========    =========    =========    =========

     Operating income (loss):
          Engineering                        $   4,742    $   2,742    $   8,217    $   5,327
          Systems                                  157         (335)         261         (548)
          Corporate                              1,252          397        1,924          716
          Intercompany eliminations             (3,536)      (2,036)      (6,157)      (3,875)
                                             ---------    ---------    ---------    ---------
                    Total operating income   $   2,615    $     768    $   4,245    $   1,620
                                             =========    =========    =========    =========

     Financial information about geographic areas
     --------------------------------------------

     Revenues from the Company's non-U.S. operations are currently not material. The Company does not own any long-lived assets located in any other country other than the United States.

     On June 24, 2005, we created a new, indirect subsidiary named ENGlobal Canada ULC, which will operate out of Calgary, Canada. ENGlobal Canada is a wholly-owned subsidiary of ENGlobal Technologies, Inc. ("ETI") and ETI is a wholly-owned subsidiary of ENGlobal Systems, Inc ("ESI"). ETI will be renamed ENGlobal Automation Group, Inc. ("EAG") and will subsequently become a subsidiary of ENGlobal Engineering, Inc. ("EEI").


NOTE 10 - INCOME TAXES PAYABLE

     Due to the results of a recent audit by the Internal Revenue Service of the Company's Form 1120 filing for the tax-year ended December 31, 2003, the Company recorded an additional income tax payable (for tax-years 2002, 2003 and 2004) and a deferred tax asset equaling $590,000. The re-classification of the tax liability and deferred tax asset were the result of a re-calculation on the limitation of the net operating loss ("NOL") carry-forwards occurring prior to the merger in 2001 (see the Executive Overview in Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operation). The additional deferred tax asset will be available to offset income in tax-years 2005 through 2009. Interest was assessed in the amount of $56,200, although no penalties were assessed as a result of the audit. During August 2005, the Company expects to pay the United States Treasury Department approximately $622,000 for the additional tax liability and interest charges and close the audit.


NOTE 11 -CONTINGENCIES

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

                              ENGlobal Corporation
              Notes to Condensed Consolidated Financial Statements


     In our Form 10-K for the year ended December 31, 2004, we reported that the Company and its subsidiaries had been successful in obtaining dismissals in all but one of the lawsuits that had been filed in Louisiana on behalf of former employees of Bernard and Burk, Inc. The Company has now received a release from the remaining petition.


NOTE 12 -SUBSEQUENT EVENTS

     During July 2005, ENGlobal Design Group, Inc. ("EDG") received notification from the Department of the Navy that unresolved liabilities under the predecessor contract with Engineering Design Group, Inc. ("EDGI") are interfering with the ability of the Dallas office of the Defense Contract Management Agency ("DCMA") to process the novation agreements required by FAR 42.12; and that in order to protect the DCMA's contractual interests, until the novation agreements are executed, EDG will not be solicited for any future proposals for work under such contracts. In January 2004, ENGlobal purchased selected assets of EDGI, including certain of EDGI's contract rights with the Department of the Navy. EDG revenues under these contracts totaled $1.9 million and $1.3 million respectively for the year ended December 31, 2004 and the six-month period ended June 30, 2005 and represented approximately 53.7% and 52.9% respectively of EDG's total revenues during such periods. EDG's current backlog under these contracts is $6.5 million. ENGlobal will be permitted to complete this backlog but will not be awarded new work until this matter is resolved. We do not expect the DCMA's action to have a material effect upon the consolidated financial position or operation of ENGlobal and are seeking resolution of this matter.

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

     The Company was incorporated as Industrial Data Systems Corporation in the State of Nevada in June 1994. In December 2001, the Company merged with Petrocon Engineering, Inc. and, in June 2002, it changed its name from Industrial Data Systems Corporation to ENGlobal Corporation. Effective June 16, 2002, the Company's trading symbol for its common stock, traded on the American Stock Exchange, changed from IDS to ENG. The Company streamlined its organizational structure and took steps to increase name recognition in 2003. As part of its restructuring, the Company sold selected assets of its manufacturing segment and reorganized its subsidiaries into two segments. In addition, substantially all of the Company's wholly-owned subsidiaries and operating divisions adopted the ENGlobal name.

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

   Results of Operations
   ---------------------

     The following table presents, for the periods indicated, the approximate percentage of total revenues and operating income or loss attributable to our reportable segments:

                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                     ----------------     ---------------
                                      2005      2004       2005     2004
                                     ------    ------     ------   ------

     Revenue:
          Engineering                90.9 %    88.6 %     90.7 %   88.9 %
          Systems                     9.1 %    11.4 %      9.3 %   11.1 %

     Operating income (loss):
          Engineering                 8.8 %    9.0 %      8.7 %     9.2 %
          Systems                     2.9 %   (8.6)%      2.7 %    (7.9)%

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

     Operating SG&A expense includes management and staff compensation, office costs, such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operation.

     Corporate SG&A expense is comprised of costs related to business development, executive function, finance, accounting, safety, investor relations/governance, human resources, project controls, and information technology functions, as well as, depreciation and amortization and other costs generally unrelated to specific client projects.

   Critical Accounting Policies:

     A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operation in our 2004 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2004. Additional disclosure regarding specific policies is as follows:

     Revenue Recognition:

     Because the majority of the Company's revenues are recognized under cost-plus contracts, significant estimates are generally not involved in determining revenue recognition. In addition, most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue.

     Goodwill:

     A change in assumptions in the estimation of the fair market value of the segments would unlikely give rise to an impairment of goodwill without deteriorating operating results in the segments.

     Change Orders:

     Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either we or our clients may initiate change orders. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project.

     Change orders occur when changes are experienced once a contract is begun. Change orders are sometimes documented and the terms of change orders are agreed with the client before the work is performed. Other times, circumstances may require that work progress without the client's written agreement before the work is performed. Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

     We have a favorable history of negotiating and collecting for work performed under change orders and our bi-weekly billing cycle has proven to be timely enough to properly account for change orders.


                       Consolidated Results of Operations
                                   (unaudited)

                                            Three Months Ended                           Six Months Ended
                                                 June 30,                                     June 30,
                                -----------------------------------------    --------------------------------------------
                                       2005                  2004                    2005                   2004
                                ------------------    -------------------    -------------------    ---------------------
                                            (in thousands)                                 (in thousands)

Revenue:
   Engineering - labor          $  29,402    49.5%    $  18,380     53.6%    $  55,809     53.6%    $  37,243       57.1%
   Engineering - non-labor         20,809    35.0%       11,289     32.9%       31,770     30.5%       19,281       29.5%
   Systems                          5,391     9.1%        2,384      7.0%        9,722      9.3%        4,454        6.8%
   Acquisition                      3,817     6.4%        2,230      6.5%        6,748      6.5%        4,297        6.6%
                                ---------             ---------              ---------              ---------
       Total revenue            $  59,419   100.0%    $  34,283    100.0%    $ 104,049    100.0%    $  65,275      100.0%
                                =========             =========              =========              =========

Gross profit:
   Engineering - labor          $   4,899    16.7%    $   3,045     16.6%    $   9,647     17.3%    $   6,252       16.8%
   Engineering - non-labor          1,513     7.3%          542      4.8%        1,656      5.2%          906        4.7%
   Systems                            686    12.7%          135      5.7%        1,253     12.9%          378        8.5%
   Acquisition                        352     9.2%          417     18.7%          741     11.0%          764       17.8%
                                ---------             ---------              ---------              ---------
       Total gross profit           7,450    12.5%        4,139     12.1%       13,297     12.8%        8,300       12.7%
                                ---------             ---------              ---------              ---------

SG&A expense:
   Engineering                      1,745     3.5%          945      3.2%        3,262      3.7%        1,925        3.4%
   Systems                            529     9.8%          416     17.5%          992     10.2%          848       19.0%
   Corporate                        2,284     3.8%        1,541      4.5%        4,233      4.1%        3,023        4.6%
   Acquisition                        277     7.3%          469     21.0%          565      8.4%          884       20.6%
                                ---------             ---------              ---------              ---------
       Total SG&A expense           4,835     8.1%        3,371      9.8%        9,052      8.7%        6,680       10.2%
                                ---------             ---------              ---------              ---------

Operating income:
   Engineering                      4,667     9.3%        2,642      8.9%        8,041      9.2%        5,233        9.3%
   Systems                            157     2.9%         (281)   (11.8)%         261      2.7%         (470)     (10.6)%
   Corporate                       (2,284)   (3.8)%      (1,541)    (4.5)%      (4,233)    (4.1)%      (3,023)      (4.6)%
   Acquisition                         75     2.0%          (52)    (2.2)%         176      2.6%         (120)      (2.8)%
                                ---------             ---------              ---------              ---------
       Total operating income       2,615     4.4%          768      2.2%        4,245      4.1%        1,620        2.5%
                                ---------             ---------              ---------              ---------

Other income (expense), net          (202)   (0.3)%        (130)    (0.4)%        (370)    (0.4)%        (268)      (0.4)%
   Tax provision                     (893)   (1.5)%        (217)    (0.6)%      (1,434)    (1.4)%        (460)      (0.7)%
                                ---------             ---------              ---------              ---------

       Net income               $   1,520     2.6%    $     421      1.2%    $   2,441      2.3%    $     892        1.4%
                                =========             =========              =========              =========

Other financial comparisons:                               As of June 30,
----------------------------                            -------------------
                                                          2005        2004
                                                        -------     -------

     Working capital                                    $13,539     $ 9,387

     Total assets                                       $59,693     $40,456

     Long-term debt, net of current portion             $12,854     $ 9,070

     Stockholders' equity                               $22,603     $19,080


     In the results presented for the three and six months ended June 30, 2005, "Acquisition" totals include the combined results of operations related to assets acquired from Cleveland Inspection Services, Inc. ("Cleveland") and

     AmTech Inspection, LLC ("AmTech"). In the results for the three and six months ended June 30, 2004, "Acquisition" totals are the combined results of operations related to assets acquired from Petro-Chem, Senftleber, and EDG. For analytical purposes only, results from acquired companies or acquired assets are shown separately for the first 12 months after closing.

   Revenue:

     Revenue increased $25.1 million, or approximately 73.3%, to $59.4 million for the three months ended June 30, 2005 from $34.3 million for the comparable prior year period. Revenue increased $38.8 million, or approximately 59.4%, to $104.0 million for the six months ended June 30, 2005 from $65.2 million for the comparable prior year period. Excluding non-labor engineering revenue, the Company's adjusted revenue for the three months ended June 30, 2005 increased $15.6 million, or approximately 67.9%, over comparable revenue for the three months ended June 30, 2004 and the Company's adjusted revenue for the six months ended June 30, 2005 increased $26.3 million, or approximately 57.1%, over comparable revenue for the six months ended June 30, 2004. Acquisition revenue contributed $1.6 million, or 10.2%, of the increase in adjusted revenue and contributed $2.5 million, or 9.3%, of the increase in adjusted revenue for the three and six months ended June 30, 2005.

     The increases in engineering revenues reflect the economic impact of increased oil and crude prices. Specifically we have contracts with clients who are improving their clean fuel refining capabilities. Two new contracts in 2005, providing services for ultra low sulfur diesel fuel projects through our Tulsa office, have contributed $12.3 million of our revenue increase over the prior year. Improved economic conditions have allowed other customers the opportunity to take advantage of increasing refining capabilities and improving reliability. This has helped fuel our growth in revenues in the Beaumont area. Beaumont office contract revenues have increased for one group of our customers by approximately $13.1 million due to increased Engineering, Procurement and Construction (EPC) work. Revenues from our materials procurement services have provided $15.2 million and $20.0 million for the three months and six months ended June 30, 2005, respectively as compared to $10.1 million and $17.1 million for the comparable prior year periods. Procurement services provide low or no margins and are provided in addition to engineering and subcontractor services. Our systems segment has also seen increases in revenues as a result of market conditions, with customers spending on a variety of capital projects, such as meeting environmental requirements and increasing capacities.

   Gross Profit:

     Gross profit increased $3.3 million, or approximately 80.0%, to $7.4 million for the three months ended June 30, 2005 from $4.1 million for the comparable prior year period. Acquisition gross profit contributed $352,000, or approximately 4.7%, of the total gross profit for the three months ended June 30, 2005. Gross profit increased $5.0 million, or approximately 60.2%, to $13.3 million for the six months ended June 30, 2005 from $8.3 million for the comparable prior year period. Acquisition gross profit contributed $741,000, or approximately 5.6%, of the total gross profit for the six months ended June 30, 2005. As a percentage of revenue, gross profit increased to 12.5% for the three months ended June 30, 2005 from 12.1% for the quarter ended June 30, 2004 and 12.8% for the six months ended June 30, 2005 from 12.7% for the quarter ended June 30, 2004.

     Gross profit percentages in the engineering segment continue to be affected by low margins on the procurement services portion of EPC projects. Margins on the procurement services range from zero markup to a 6.5% markup.

   Selling, General, and Administrative:

     As a percentage of revenue, SG&A expense decreased to 8.1% for the three months ended June 30, 2005 from 9.8% for the three months ended June 30, 2004 and 8.7% for the six months ended June 30, 2005 from 10.2% for the six months ended June 30, 2004. SG&A expense increased $1.4 million, or approximately 43.4%, to $4.8 million for the three months ended June 30, 2005 from $3.4 million for the comparable prior year period and increased $2.4 million, or approximately 35.5%, to $9.1 million for the six months ended June 30, 2005 from $6.7 million for the comparable prior year period. Each reporting area except acquisitions incurred additional costs for the three and six months ended June 30, 2005 (Engineering - $800,000 and $1.3 million, respectively; Systems - $113,000 and $144,000, respectively; Corporate - $743,000 and $1.2 million, respectively and Acquisition - $192,000 and $319,000, respectively) the costs as a percentage of their respective revenues decreased in each area except the engineering segment which experienced a fractional increase.

     Corporate SG&A expense increased $743,000, or approximately 48.2%, to $2.3 million for the three months ended June 30, 2005 from $1.5 million for the comparable prior year period. This increase is primarily due to accrued incentive plan compensation ($370,000 and $597,000) and an increase in salaries and burden ($373,000 and $903,000, respectively). As a percentage of total revenue, corporate SG&A expense decreased to 3.8% for the three months ended June 30, 2005 from 4.5% for the comparable prior year period and decreased to 4.1% for the six months ended June 30, 2005 from 4.6% for the comparable prior year period. Corporate SG&A expense increased $1.2 million, or approximately 40.0%, to $4.2 million for the six months ended June 30, 2005 from $3.0 million for the comparable prior year period.

   Operating Income:

     Operating income increased $1.8 million, or approximately 240.5%, to $2.6 million for the three months ended June 30, 2005 from $800,000 compared to the same period in 2004 and increased $2.6 million, or approximately 162.0%, to $4.2 million for the six months ended June 30, 2005 from $1.6 million compared to the same period in 2004. As a percentage of revenue, operating income increased to 4.4% for the three months ended June 30, 2005 from 2.2% for the comparable prior year period and increased to 4.1% for the six months ended June 30, 2005 from 2.5% for the comparable prior year period.

   Other Income/Expense, net:

     Other expense increased 55.4% and 38.1%, respectively for the three and six month periods ended June 30, 2005 from the comparable prior year periods. The increases are due to increased interest expense on our credit facility as interest rates have increased from 4.25% at June 30, 2004 to 6.25% at June 30, 2005. Long term debt increased in the fourth quarter of 2004 with the acquisition of certain assets of Cleveland Inspection Services. The interest associated with the acquisition notes contributed to the increase in interest expense as compared to the same periods in the prior year. We also had a one-time interest expense recognized in the second quarter of 2005 of approximately $56,000 resulting from interest charges on the IRS audit assessment on the 2002 and 2003 tax year.

   Tax Provision:

     Income tax expense increased $676,000, or approximately 311.5%, to $893,000 for the three months ended June 30, 2005 from $217,000 for the comparable prior year period and increased $1.0 million, or approximately 211.7%, to $1.4 million for the six months ended June 30, 2005 from $400,000 for the comparable prior year period. The estimated effective tax rate was 37% for the three-month and six-month periods ended June 30, 2005 compared to 34% for the comparable prior year periods.

   Net Income:

     Net income for the three months ended June 30, 2005 increased $1.1 million, or approximately 261.0%, to $1.5 million from $400,000 for the comparable prior year period. For the six months ended June 30, 2005, net income increased $1.5 million, or approximately 173.7%, to $2.4 million from $900,000 for the comparable prior year period. As a percentage of revenue, net income increased to 2.6% for the three-month period ended June 30, 2005 from 1.2% for the three-month period ended June 30, 2004 and increased to 2.3% for the six-month period ended June 30, 2005 from 1.4% for the period ended June 30, 2004.


   Segment Results
   ---------------

                                                 Engineering
                                          -------------------------


                                                 Three Months Ended                        Six Months Ended
                                                      June 30,                                 June 30,
                                        -------------------------------------   ----------------------------------------
                                              2005                 2004               2005                   2004
                                        -----------------   -----------------   ----------------    --------------------
                                                   (in thousands)                            (in thousands)
     Revenue:
        Engineering - labor             $ 29,402    54.4%   $ 18,380    60.5%   $ 55,809    59.2%   $ 37,243       64.2%
        Engineering - non-labor           20,809    38.5%     11,289    37.1%     31,770    33.7%     19,281       33.2%
        Acquisition                        3,817     7.1%        735     2.4%      6,748     7.2%      1,480        2.6%
                                        --------            --------            --------            --------
            Total revenue               $ 54,028   100.0%   $ 30,404   100.0%   $ 94,327   100.0%   $ 58,004      100.0%
                                        ========            ========            ========            ========

     Gross profit:
        Engineering - labor             $  4,899    16.7%   $  3,045    16.6%   $  9,647    17.3%   $  6,252       16.8%
        Engineering - non-labor            1,513     7.3%        542     4.8%      1,656     5.2%        906        4.7%
        Acquisition                          352     9.2%         78    10.6%        741    11.0%        149       10.1%
                                        --------            --------            --------            --------
            Total gross profit             6,764    12.5%      3,665    12.4%     12,044    12.8%      7,307       12.8%
                                        --------            --------            --------            --------

     Operating SG&A expense:
         Engineering                       1,745     3.5%        945     3.2%      3,262     3.7%      1,925        3.4%
         Acquisition                         277     7.3%         76    10.3%        565     8.4%        167       11.3%
                                        --------            --------            --------            --------
            Total SG&A expense             2,022     3.7%      1,021     3.4%      3,827     4.1%      2,092        3.6%
                                        --------            --------            --------            --------

     Operating income:
         Engineering                       4,667     9.3%      2,642     8.9%      8,041     9.2%      5,233        9.3%
         Acquisition                          75     2.0%          2     0.0%        176     2.6%        (18)      (0.1)%
                                        --------            --------            --------            --------
            Total operating income      $  4,742     8.8%   $  2,644     9.0%   $  8,217     8.7%   $  5,215        9.2%
                                        --------            --------            --------            --------

   Overview:

     Our engineering segment continues to benefit from a large project load generated primarily by its downstream clients and to a lesser extent by its midstream clients. The industry's refining segment is very active and supplied a large percentage of the Company's backlog. ENGlobal has also benefited from the renewed interest of its chemical/petrochemical clients in maintenance and retrofit projects as product margins in this marketplace have improved. The Company's Beaumont engineering office continued its performance as the largest profit contributing operation during the first half of 2005, with a small increase in its profits compared to those in the first half of 2004. In addition, the Company's Tulsa office realized substantial growth and increased profitability over the last year.

     New contracts in our Tulsa office also bring revenue diversification through two new refining clients. This helps to minimize the threat posed by having a major customer that comprises a significant percentage of our backlog, the loss of which could have a material adverse effect on our business.

     The Company's field services staffing operation, which includes ENGlobal Construction Resources, Inc., approximately doubled its profit contribution during the first half of 2005 compared to the same period in 2004. The increase resulted in part from the acquisitions of Cleveland and AmTech in 2004 as well as improved demand for outsourced technical personnel.

     Acquisition totals for the three and six months ended June 30, 2005 are from results of operations related to assets acquired from Cleveland and AmTech. In the results for the three and six month periods ended June 30, 2004, acquisition totals are from results of operations related to assets acquired from Petro-Chem.

   Revenue:

     Revenue increased $23.6 million, or approximately 77.7%, to $54.0 million for the three months ended June 30, 2005 from $30.4 million for the comparable prior year period. Revenues increased $36.3 million, or approximately 62.6%, to $94.3 million for the six months ended June 30, 2005 from $58.0 million for the comparable prior year period. Excluding non-labor revenue, revenue for the three months ended June 30, 2005 increased $14.1 million, or approximately 73.8%, over comparable revenue for the three months ended June 30, 2004 and revenue for the six months ended June 30, 2005 increased $23.8 million, or approximately 61.5%, over comparable revenue for the six months ended June 30, 2004. Of this increase, acquisition revenue accounted for $3.1 million and revenue from internal growth accounted for $11.0 million for the three-month period ended June 30, 2005, acquisition revenue accounted for $5.3 million and revenue from internal growth accounted for $18.5 million for the six-month period ended June 30, 2005. Revenue from internal growth, not related to acquisitions or non-labor items, for the three months ended June 30, 2005 represented a 60.0% increase over such revenue for the comparable period ended June 30, 2004. For the six months ended June 30, 2005, it represented a 49.9% increase over such revenue for the comparable period ended June 30, 2004.

     Non-labor revenue represented approximately 38.5% of the total engineering revenue for the quarter ended June 30, 2005 and increased $9.5 million to $20.8 million from $11.3 million for the comparable period ended June 30, 2004. This represented approximately 40.3% of our revenue increase. Non-labor revenue represented approximately 33.7% of the total engineering revenue for the six months ended June 30, 2005 and increased $12.5 million to $31.8 million from $19.3 million for the comparable period ended June 30, 2004. This represented approximately 34.4% of the revenue increase.

   Gross Profit:

     Gross profit increased $3.1 million, or approximately 84.5%, to $6.8 million for the three months ended June 30, 2005 from $3.7 million for the comparable period in 2004. Gross profit increased $4.7 million, or approximately 64.8%, to $12.0 million for the six months ended June 30, 2005 from $7.3 million for the comparable period in 2004. Excluding gross profit from non-labor revenue, gross profit increased $2.1 million, or 68.1%, for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004, with gross profit from internal growth accounting for $1.8 million of the increase. Excluding gross profit from non-labor revenue, gross profit increased $4.0 million, or 62.2%, for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004, with gross profit from internal growth accounting for $3.4 million of the increase. Gross profit from internal growth for the three months ended June 30, 2005 represented a 60.9% increase over gross profit from internal growth for the comparable period ended June 30, 2004. For the six months ended June 30, 2005, gross profit from internal growth represented a 54.3% increase over gross profit from internal growth for the comparable period ended June 30, 2004. We have had an additional influx of work from both existing contracts and new contracts as compared to the levels of work for the three months ended June 30, 2005.

     As a percentage of revenue, excluding non-labor and acquisition, gross profit on contract activities increased to 16.7% from 16.6% for the three-month period ended June 30, 2005 as compared to the prior year period, and increased to 17.3% from 16.8% for the six-month period ended June 30, 2005 as compared to the prior year period. Gross profit includes non-project variable labor expenses for internal growth initiatives related to low sulfur diesel, polymers, advanced automation and integrated controls, plus the additional cost of technical staff to produce cost estimates and project schedules to cover increased proposal activity. These costs increased to approximately $914,000 for the three-month period ended June 30, 2005 from approximately $429,000 for the comparable period ended June 30, 2004, and to $1.9 million for the six-month period ended June 30, 2005 from approximately $860,000 for the comparable period ended June 30, 2004

   Selling, General, and Administrative:

     As a percentage of revenue, excluding non-labor revenue, SG&A expense increased to 6.1% for the three-month period ended June 30, 2005 from 5.3% for the comparable prior year period and increased to 6.1% for the six-month period ended June 30, 2005 from 5.4% for the six-month period ended June 30, 2004. SG&A expense increased $1.0 million overall, or 100%, to $2.0 million for the three months ended June 30, 2005 from $1.0 million for the comparable prior year period. This increase was primarily related to expansion of our office space (rents - $262,000); equipment

     (depreciation - $139,000) and administrative support staff (salaries - $402,000), plus $197,000 in other support activities. As a percentage of revenue, excluding non-labor revenue, SG&A expense increased $1.7 million overall, or approximately 82.9%, to $3.8 million for the six months ended June 30, 2005 from $2.1 million for the comparable prior year period primarily related to expansion of our office space (rents - $396,000); equipment (depreciation - $337,000 and administrative support staff (salaries - $713,000), plus $254,000 in other support activities.

   Operating Income:

     Operating income increased $2.0 million, or approximately 79.3%, to $4.7 million for the three months ended June 30, 2005 and increased $3.0 million, or approximately 57.6%, to $8.2 million for the six months ended June 30, 2005. As a percentage of revenue, operating income decreased to 8.8% for the three months ended June 30, 2005 from 9.0% for the comparable prior year period and decreased to 8.7% for the six months ended June 30, 2005 from 9.2% for the comparable prior year period.


                                                     Systems
                                             -----------------------


                                             Three Months Ended                       Six Months Ended
                                                   June 30,                               June 30,
                                     ------------------------------------    --------------------------------------
                                           2005               2004                  2005                2004
                                     ----------------   -----------------    -----------------    -----------------
                                               (in thousands)                            (in thousands)
     Revenue:
        Systems                        5,391   100.0%     2,384     61.5%      9,722    100.0%      4,454     61.3%
        Acquisition                     --        --%     1,495     38.5%       --         --%      2,817     38.7%
                                     -------            -------              -------              -------
            Total revenue            $ 5,391   100.0%   $ 3,879    100.0%    $ 9,722    100.0%    $ 7,271    100.0%
                                     =======            =======              =======              =======

     Gross profit:
        Systems                          686    12.7%       135      5.7%      1,253     12.9%        378      8.4%
        Acquisition                     --        --%       339     22.7%       --         --%        615     21.8%
                                     -------            -------              -------              -------
            Total gross profit           686    12.7%       474     12.2%      1,253     12.9%        993     13.7%
                                     -------            -------              -------              -------

     Operating SG&A expense:
        Systems                          529     9.8%       416     17.5%        992     10.2%        848     19.1%
        Acquisition                     --        --%       393     26.3%       --         --%        717     25.5%
                                     -------            -------              -------              -------
            Total SG&A expense           529     9.8%       809     20.8%        992     10.2%      1,565     21.5%
                                     -------            -------              -------              -------

     Operating income:
        Systems                          157     2.9%      (281)   (11.8)%       261      2.7%       (470)   (10.6)%
        Acquisition                     --        --%       (54)    (3.6)%      --         --%       (102)    (3.6)%
                                     -------            -------              -------              -------
            Total operating income   $   157     2.9%   $  (335)    (8.6)%   $   261      2.7%    $  (572)    (7.9)%
                                     -------            -------              -------              -------

   Overview:

     Our systems segment's financial results during the three and six months ended June 30, 2005 offset the overall loss that had been incurred during the three and six months of the prior year. The primary reason for the improvement was the large influx of new work during the period, plus our lower operating costs as a result of a reorganization of the systems segment. Higher oil and crude prices have generated clients' ability to increase capacity and spend on capital projects. New environmental requirements regarding emissions that clients are required to meet by 2007 have also increased ESI's workload.

     Acquisition totals for the three and six months ended June 30, 2004 are from results of operations related to the purchase of EDG and Senftleber. There was no acquisition activity for the three and six months ended June 30, 2005.

   Revenue:

     Revenue increased $1.5 million, or approximately 39.0%, to $5.4 million for the three months ended June 30, 2005 compared to the prior year period and increased $2.4 million, or approximately 33.7%, to $9.7 million for the six months ended June 30, 2005 from $7.3 million for the comparable prior year period.

   Gross Profit:

     Gross profit increased $212,000, or approximately 44.7%, to $686,000 for the three months ended June 30, 2005 from $474,000 for the comparable prior year period and increased $260,000, or approximately 26.2%, to $1.3 million for the six months ended June 30, 2005 compared to the prior year period. As a percentage of revenue, gross profit increased to 12.7% for the three months ended June 30, 2005 from 12.2% for the comparable prior year period and decreased to 12.9% for the six months ended June 30, 2005 from 13.7% for the comparable prior year period.

     Selling, General, and Administrative:

     SG&A expense decreased $280,000, or approximately 34.6%, to $529,000 for the three months ended June 30, 2005 from $809,000 for the comparable prior year period and decreased $573,000, or approximately 36.6%, to $1.0 million for the six months ended June 30, 2005 from $1.6 million for the comparable prior year period. As a percentage of revenue, SG&A expense decreased to 9.8% for the three months ended June 30, 2005 from 20.8% for the comparable prior year period and decreased to 10.2% for the six months ended June 30, 2005 from 21.5% for the comparable prior year period.

     In January 2004, ENGlobal Constant Power, Inc. relocated offices and shop facilities to the same facility used by ENGlobal Systems to improve shop personnel utilization, reduce duplicate overhead functions and reduce facilities expenses.

     Operating Income:

     Operating income increased $492,000, or approximately 146.9%, to $157,000 for the three months ended June 30, 2005 from an operating loss of $335,000 for the comparable prior year period and increased $833,000, or approximately 145.6%, to $261,000 for the six months ended June 30, 2005 from an operating loss of $572,000 for the comparable prior year period.


Liquidity and Capital Resources
-------------------------------

     Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit, which is currently in effect with Comerica Bank (the "Comerica Credit Facility"or the "Credit Facility"). As of June 30, 2005, we had working capital of $13.5 million. Long-term debt, on June 30, 2005 was $13.4 million, including $10.9 million outstanding under the Comerica Credit Facility.

     The Comerica Credit Facility is senior to all other debt, and the line of credit is limited to $22.0 million, subject to borrowing base restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including the average total outstanding principal balance of the line of credit to EBITDA; the average total outstanding principal balance of the line of credit to total liabilities, plus net worth; and the average total outstanding principal balance of the line of credit to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, and must comply with an annual limitation on capital expenditures. The Company is currently in compliance with all loan covenants, although no assurances can be given regarding such compliance in the future. We are not currently subject to any guarantees, repurchase obligations or other commitments. We have no off-balance sheet arrangements, other than standby letters of credit.

     The Company has been awarded a significant project with a central states refining company and entered into an Agreement for Engineering and Procurement Services to provide detailed engineering and procurement services on a cost reimbursable basis. We estimate that the agreement will result in a significant amount of revenue attributable to the procurement of materials and equipment. Per the terms of the agreement, any progress payments made by the client for project items must be secured by one or more irrevocable stand-by letters of credit issued on the account of ENGlobal. The project began in January 2005 and is scheduled to be completed in the third quarter of 2006. As of June 30, 2005, letters of credit totaling $1.6 million were outstanding attributable to the Coffeyville project.

     As of June 30, 2005, we had the following long-term debt:

     o $218,000 in two notes of $105,000 and $112,500, respectively, to Sterling Planet and EDGI, each bearing interest at 5% per annum and maturing in 2008. Principal amounts of $15,000 are payable quarterly with accrued interest. The Sterling Planet and EDGI notes were issued as part of the purchase of certain assets of EDGI.
     o $25,000 in a non-interest bearing note to AmTech, maturing in 2006. Principal amounts of $25,000 are payable annually. The note was issued as part of the purchase price of certain assets of AmTech.

     o $391,102 payable to Significant PEI Shareholders, payable in two remaining equal installments before December 31 of 2005 and 2006. The notes were issued in connection with the termination of the escrow agreements of 2001 and repurchase of ENGlobal stock into treasury.
     o    $1,605,442 in notes of $1,324,490, $40,136 and $240,816, to Cleveland
          Inspection Services, Inc., CIS Technical Services and F.D. Curtis, respectively, each discounted at 5% and maturing in 2009. Principal amounts of $100,000 in the aggregate are payable quarterly. The Cleveland notes were issued as part of the purchase of certain assets of Cleveland Inspection Services, Inc.
     o $225,000 in two notes of $195,000 and $30,000, respectively, to InfoTech Engineering, Inc., each bearing interest at 5% per annum and maturing in 2007. Principal amounts of $65,000 in the aggregate are payable annually with accrued interest. The InfoTech notes were issued as part of the purchase of certain assets of InfoTech Engineering, Inc.

     As of June 30, 2005, management believes the Company's cash position is sufficient to meet its working capital requirements. However, the Company is exploring options to increase its available cash for acquisitions, internal expansion and working capital in case a future decrease in demand for the Company's services or products was to reduce the availability of funds through operations.

     The following table summarizes our contractual obligations as of June 30, 2005:

                                                            Payments Due by Period
                                          ---------------------------------------------------------
                                           2005      2006       2007      2008   2009 and    Total
                                                                                 thereafter
                                          -------   -------   -------   -------   -------   -------
                                                               (in thousands)
                                          ---------------------------------------------------------
     Long-term debt (1)                   $ 1,092   $ 1,426   $12,165       542   $   479   $15,704
     Capital leases                             1      --        --        --        --           1
     Operating leases(2)                    3,060     6,076     6,066     5,233     5,141    25,576
                                          -------   -------   -------   -------   -------   -------
     Total contractual cash obligations   $ 4,153   $ 7,502   $18,231     5,775   $ 5,620   $41,281
                                          =======   =======   =======   =======   =======   =======

     (1)Long-term debt includes future interest payments assuming the existing long-term debt and revolving credit facility remain outstanding with the interest rate in effect at December 31, 2004. The Company's interest rate on its revolving credit facility fluctuates with the prime rate.

     (2)These operating leases are predominantly real estate leases.

Cash Flow
---------

     The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if the project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, if the Company was to lose one or more of its major customers, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such events occur, the Company would be forced to consider alternative financing options.

Operating activities:

     Net cash provided by operating activities was $3.9 million for the six-month period ended June 30, 2005, compared to $62,000 in the same period in 2004. Changes in working capital, due to the timing of collections of trade receivables, payments for trade payables, and accruals, contributed to the strong cash flows from operations in the first half of 2005. During the period, the line of credit decreased from $13.5 million as of December 31, 2004 to $10.9 million as of June 30, 2005. Net income was the primary driver of the Company's positive cash flows from operations in the first half of 2005. Though a decline in revenues would be likely to adversely impact our cash flow from operations, we believe that future cash flows, our ability to manage the timing of acquisitions, and our borrowing capacity under our line of credit will allow us to meet cash requirements in 2005 and beyond. Future uses of cash in operations will continue to be primarily for labor and material costs required in connection with contract performance.

Investing activities:

     Net cash used in investing activities was $398,000 for the six-month period ended June 30, 2005, compared with net cash used of $591,000 in the same period in 2004. In the first half of 2005, the Company completed the sale of the Thermaire building, receiving $823,000 in cash from the sale. The Company also used cash for capital expenditures in the first six months of 2005 and 2004 primarily for computers and software. Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software, and equipment, such as upgrades to computers. Annual capital expenditures are limited to $1.3 million under the line of credit agreement. The Company does not expect to exceed $1.3 million in capital expenditures over the next twelve months.

Financing activities:

     Net cash used in financing activities was $3.5 million for the six-month period ended June 30, 2005, compared with $500,000 provided in the same period in 2004. In the first half of 2005, the Company reduced the outstanding line of credit by $2.6 million using cash generated from working capital as compared to a net $1.6 million increase in the outstanding line of credit in the same period in 2004. Future cash flows from financing activities are anticipated to be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations obligations and payments received on accounts receivable. Payments on long-term debt, including interest for the coming year, are estimated to be $1,092,000.

Asset Management
----------------

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $32.4 million and $30.8 million at June 30, 2005 and December 31, 2004, respectively. The number of days sales outstanding in trade accounts receivables was 55 days and 62 days at June 30, 2005 and December 31, 2004, respectively.

Income Taxes Payable
--------------------

     Due to the results of a recent audit by the Internal Revenue Service of the Company's Form 1120 filing for the tax-year ended December 31, 2003, the Company recorded an additional income tax payable (for tax-years 2002, 2003 and 2004) and a deferred tax asset equaling $590,000. The re-classification of the tax liability and deferred tax asset were the result of a re-calculation on the limitation of the net operating loss ("NOL") carry-forwards occurring prior to the merger in 2001. The additional deferred tax asset will be available to offset income in tax-years 2005 through 2009. Interest was assessed in the amount of $56,200, although no penalties were assessed as a result of the audit. During August 2005, the Company expects to pay the United States Treasury Department approximately $622,000 for the additional tax liability and interest charges and close the audit.


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

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of June 30, 2005, $10.9 million had been borrowed under the Credit Facility, accruing interest at 6.25% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of June 30, 2005 would be 62.5 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $68,000, assuming the amount of debt outstanding remains constant.

     The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of June 30, 2005. Currently, the Company does not engage in foreign currency hedging activities nor is the Company exposed to currency exchange rate fluctuation. All foreign receivables are denominated in U.S. dollars. Accordingly, there are no foreign exchange gains or losses.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II. - OTHER INFORMATION
                          ----------------------------

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

     In our Form 10-K for the year ended December 31, 2004, we reported that the Company and its subsidiaries had been successful in getting dismissals in all but one of the lawsuits that had been filed in Louisiana on behalf of former employees of Bernard and Burk, Inc. The Company has now received a release from the remaining petition.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 16, 2005, the Company held its Annual Meeting of Stockholders. The Company's stockholders elected the following five persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: Michael L. Burrow, P.E., William A. Coskey, P.E., David W. Gent, P.E., Randall B. Hale, and David C. Roussel. The Company's stockholders also voted to approve an amendment to the Company's 1998 Incentive Plan to increase the number of shares reserved for issuance under the Plan from 2,200,000 to 2,650,000.

     The number of shares voted and withheld with respect to each director were as follows:

     Election of Directors                  For                Withheld
     ---------------------                  ---                --------

     Michael L. Burrow, P.E.                21,396,111         190,609
     William A. Coskey, P.E.                21,376,495         210,225
     David W. Gent, P.E.                    21,396,970         189,750
     Randall B. Hale                        21,375,954         210,766
     David C. Roussel                       21,377,361         209,359

     The number of shares voted with respect to the approval of an amendment to the Company's 1998 Incentive Plan to increase the number of shares reserved for issuance under the Plan from 2,200,000 to 2,650,000 was as follows:

     For                   Against             Abstain
     ---                   -------             -------

     14,692,798            824,077              33,091


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Second Quarter 2005

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Second Quarter 2005

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal CORPORATION

Dated:   August 11, 2005

                                        By: /s/ Robert W. Raiford
                                        -------------------------
                                        Robert W. Raiford
                                        Chief Financial Officer and Treasurer