Form 10-Q
period 2005-09-30
ENGLOBAL CORP
filed 2005-11-10
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

                          Commission File No. 001-14217

                              ENGlobal Corporation
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     Nevada
                          ------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   88-0322261
                       ----------------------------------
                      (I.R.S. Employer Identification No.)


                       654 North Sam Houston Parkway East,
                        Suite 400, Houston, TX 77060-5914
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (281) 878-1000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X    No
                                     -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes        No    X
                                     -----      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes        No    X
                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the close of business of October 26, 2005.

   $0.001 Par Value Common Stock                     26,267,406 shares

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income
                      for the Three Months Ended and Nine
                      Months Ended September 30, 2005 and
                      September 30, 2004                                    3

                  Condensed Consolidated Balance Sheets at
                      September 30, 2005 and December 31, 2004              4

                  Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30,
                      2005 and September 30, 2004                           5

                  Notes to Condensed Consolidated Financial Statements      6

       Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        14

       Item 3.    Quantitative and Qualitative Disclosures
                      about Market Risk                                    28

       Item 4.    Controls and Procedures                                  28

Part II.          Other Information

       Item 1.    Legal Proceedings                                        29

       Item 2.    Unregistered Sales of Equity Securities
                      and Use of Proceeds                                  29

       Item 3.    Defaults Upon Senior Securities                          29

       Item 4.    Submission of Matters to a Vote of Security Holders      29

       Item 5.    Other Information                                        29

       Item 6.    Exhibits                                                 30

                   Signature                                               31

                                                PART I. - FINANCIAL INFORMATION
                                                -------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                                      ENGlobal Corporation
                                           Condensed Consolidated Statements of Income
                                                           (Unaudited)


                                                      For the Three Months Ended              For the Nine Months
                                                             September 30,                    Ended September 30,
                                                   --------------------------------      --------------------------------
                                                        2005               2004              2005                2004
                                                   -------------      -------------      -------------      -------------

Operating Revenue                                  $  59,265,617      $  37,272,033      $ 163,314,149      $ 102,547,298
                                                   -------------      -------------      -------------      -------------

Operating Expenses:
      Direct cost                                     51,427,251         32,562,744        142,498,567         89,567,709
      Selling, general and administrative              4,815,324          3,256,566         12,991,480          9,535,940
      Depreciation and amortization                      257,786            210,377            814,178            581,552
                                                   -------------      -------------      -------------      -------------
           Total operating expenses                   56,500,361         36,029,687        156,304,225         99,685,201
                                                   -------------      -------------      -------------      -------------

           Operating income                            2,765,256          1,242,346          7,009,924          2,862,097

Other Income (Expense):
      Other income                                         5,809             23,996             79,054             52,064
      Interest income (expense), net                    (199,096)          (122,211)          (642,647)          (418,167)
                                                   -------------      -------------      -------------      -------------
           Total other income (expense)                 (193,287)           (98,215)          (563,593)          (366,103)
                                                   -------------      -------------      -------------      -------------

Income before Provision for Income Taxes               2,571,969          1,144,131          6,446,331          2,495,994

Provision for Income Taxes                               951,629            389,005          2,385,143            848,638
                                                   -------------      -------------      -------------      -------------

           Net Income                              $   1,620,340      $     755,126      $   4,061,188      $   1,647,356
                                                   =============      =============      =============      =============

Net Income Per Common Share:
           Basic                                   $        0.07      $        0.03      $        0.17      $        0.07
           Diluted                                 $        0.07      $        0.03      $        0.17      $        0.07

Weighted Average Shares Used in Computing Net
      Income Per Share:
           Basic                                      23,890,842         24,060,689         23,637,345         24,043,734
           Diluted                                    24,898,045         24,216,826         24,460,313         24,199,871

                       See accompanying notes to interim condensed consolidated financial statements.



                                                  ENGlobal Corporation
                                       Condensed Consolidated Balance Sheets

                                                                     September 30,            December 31,
                                                                         2005                     2004
                                                                     ------------            ------------
                                                                      (unaudited)
                                                      ASSETS
                                                      ------

Current Assets:
     Cash                                                            $  2,959,313            $      8,006
     Accounts receivable - trade, less allowance for
         doubtful accounts of approximately
         $507,000 and $472,000, respectively                           31,200,064              30,839,597
     Costs and estimated earnings in excess of
         billings on uncompleted contracts                              4,628,852               1,113,330
     Prepaid and other                                                    953,537               1,984,274
     Inventories                                                          172,332                 172,715
     Assets held for sale                                                    --                   678,106
     Deferred tax asset                                                   757,247                 640,380
     Income taxes receivable                                                 --                   118,000
                                                                     ------------            ------------

         Total Current Assets                                          40,671,345              35,554,408

Property and Equipment, net                                             6,257,078               5,262,370
Goodwill                                                               15,424,112              15,284,220
Other Assets                                                              933,523               1,159,750
                                                                     ------------            ------------

         Total Assets                                                $ 63,286,058            $ 57,260,748
                                                                     ============            ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

Current Liabilities:
     Accounts payable - trade                                        $ 10,461,711            $ 10,512,123
     Accrued salaries and benefits                                      7,169,844               6,059,221
     Note payable                                                            --                   839,606
     Current portion - long-term debt                                     553,249                 622,410
     Capital lease payable                                                   --                     4,371
     Billings and estimated earnings in excess of
         costs on uncompleted contracts                                 1,726,454               2,313,954
     Income taxes payable                                                 615,268                    --
     Other liabilities                                                  1,810,926                 699,601
                                                                     ------------            ------------

         Total Current Liabilities                                     22,337,452              21,051,286

Long-Term Debt, net of current portion                                  1,825,926              15,585,152
Deferred Tax Liability                                                     99,810                 573,380
                                                                     ------------            ------------

         Total Liabilities                                             24,263,188              37,209,818

Contingencies (Note 11)

Stockholders' Equity:
     Series A redeemable convertible preferred stock,
         $0.001 par value; 2,265,167 shares
         authorized; 0 shares issued and outstanding                         --                      --
     Common stock, $0.001 par value; 75,000,000 shares
         authorized; 26,201,057 and 23,466,839 outstanding
         and 26,853,434 and 24,119,216 issued at
         September 30, 2005 and December 31, 2004, respectively            26,853                  24,119
     Additional paid-in capital                                        27,104,257              12,198,215
     Accumulated other comprehensive income                                 1,976                    --
     Retained earnings                                                 12,482,015               8,420,827
     Treasury stock, 652,377 shares at cost                              (592,231)               (592,231)
                                                                     ------------            ------------

         Total Stockholders' Equity                                    39,022,870              20,050,930
                                                                     ------------            ------------
         Total Liabilities and Stockholders' Equity                  $ 63,286,058            $ 57,260,748
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



                                            ENGlobal Corporation
                             Condensed Consolidated Statements of Cash Flows
                                                 (Unaudited)


                                                                   For the Nine Months
                                                                   Ended September 30,
                                                          --------------------------------------
                                                              2005                      2004
                                                          ------------              ------------
 Cash Flows from Operating Activities:
     Net income                                           $  4,061,188              $  1,647,356
     Adjustments for non-cash items                            619,240                   860,882
     Changes in working capital                               (229,816)                 (165,651)
                                                          ------------              ------------

         Net cash provided by operating activities           4,450,612                 2,342,587
                                                          ------------              ------------

Cash Flows from Investing Activities:
     Property and equipment acquired                        (2,184,929)                 (858,929)
     Proceeds from sale of equipment                            15,400                     3,260
     Proceeds from sale of assets held for sale                823,350                      --
     Additional consideration for acquisitions                 (77,297)                     --
                                                          ------------              ------------

         Net cash used in investing activities              (1,423,476)                 (855,669)
                                                          ------------              ------------

Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit           (13,529,496)                1,764,448
     Proceeds from issuance of common stock                 14,663,776                    58,429
     Short-term note repayments                               (837,714)                 (719,395)
     Capital lease repayments                                   (4,371)                   (6,186)
     Long-term debt repayments                                (370,000)               (2,608,163)
                                                          ------------              ------------

         Net cash used in financing activities                 (77,805)               (1,510,867)

Effect of Exchange Rate Changes on Cash                          1,976                      --
                                                          ------------              ------------
         Net change in cash                                  2,951,307                   (23,949)

Cash, at beginning of period                                     8,006                    39,439
                                                          ------------              ------------

Cash, at end of period                                    $  2,959,313              $     15,490
                                                          ============              ============

Supplemental Disclosures:

     Interest paid                                        $    605,170              $    328,386

     Income taxes paid                                    $  2,193,351              $    701,982

Non-Cash:
     Issuance of notes for EDGI assets                            --                $    300,000
     Issuance of note for AmTech assets                           --                $     50,000
     Record debt for acquisition of treasury stock                --                $    592,231

            See accompanying notes to interim condensed consolidated financial statements.

                                                       5

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein, are unaudited for the three-month and nine-month periods ended September 30, 2005 and 2004. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior period balances to conform to the current presentation. These reclassifications did not affect net income. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2004. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition
     -------------------
     The Company's revenue is composed of engineering service revenue and product sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed-fee contracts.

     On occasion, the Company, serving as an agent for the client, procures materials and equipment on behalf of the client and the cost of such materials and equipment is reimbursed with no mark-up or profit. In accordance with Statement of Position (SOP) 81-1, revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting, this "pass-through" type of transaction is reported net. Pass-through transactions totaled $6.1 million and $16.9 million, respectively, for the three months and nine months ending September 30, 2005.

     Profits and losses on fixed-fee contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage-of-contract cost incurred to date relative to estimated total direct contract cost. Direct contract cost includes professional compensation and related benefits, materials, subcontractor services and other direct cost of projects. Direct contract cost also includes variable costs such as travel, repairs and maintenance, supplies and depreciation directly related to producing revenues. The cost recognized for labor includes all actual employee compensation plus a burden factor to cover estimated variable labor expenses for the year. These variable labor expenses consist of payroll taxes, self-insured medical expenses, workers compensation insurance, general liability insurance, and employee benefits for paid time off. The actual periodic cost for these expenses is adjusted at the end of each quarter to provide consistent cost recognition throughout the year. On a project that requires the purchase of a large amount of permanent materials, including the cost of these materials in calculating the percentage-of-completion may overstate the actual progress on the project. For these types of projects, the cost-to-cost method does not appropriately reflect the progress of the projects; accordingly, we use alternative methods such as actual labor hours for measuring progress on the project and we recognize revenue accordingly.

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

     Selling, general and administrative cost includes management and staff compensation, office cost such as rents and utilities, depreciation, amortization, travel and other expenses that are unrelated to specific client contracts, but directly relate to the support of each segment's operations.

     Occasionally, it is appropriate under SOP 81-1 to combine or segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and cost over the performance period of the combined contracts as if they were one. Contracts are segmented in limited circumstances if the customer had the right to accept separate elements of a contract and the total economic returns of the separate contract elements are similar to the economic returns of the overall contract. For segmented contracts, we recognize revenue and cost as if they were separate contracts over the performance periods of the individual elements or phases.

     We have three major types of contracts:

     Cost-Plus, Labor Plus Fixed Mark-up
     -----------------------------------
     Under cost-plus, labor plus fixed mark-up contracts, we charge clients based on actual labor rates plus a fixed mark-up that includes estimated recoverable direct and indirect cost and a profit component, which is applied as a percentage of the recoverable labor, to arrive at a total dollar estimate in negotiating a cost-plus, labor plus fixed mark-up contract. We recognize revenue based on a multiple of the actual total number of labor hours completed on a project multiplied by the actual labor rates and multiplied by the negotiated fixed mark-up percentage, plus other non-labor costs at cost plus a fixed mark-up that we negotiate at the time of contract award. Aggregate revenue from cost-plus, labor plus fixed mark-up contracts may vary in scope and we generally must obtain a change order in order to receive additional revenue relating to any additional costs that exceed the original contract estimate (see "Change Orders").

     Cost-Plus, Fixed Labor Rate
     ---------------------------
     Under cost-plus, fixed labor rate contracts, we charge clients based on fixed labor rates by work classification (Project Manager, Sr. Engineer, Designer, CADD Operator, etc.) whereby the fixed labor rate includes estimated recoverable direct and indirect cost plus a profit component. In negotiating cost-plus, fixed labor rate contracts the total dollar estimate is a multiple of the fixed labor rates times the recoverable work class labor man-hours estimated to complete the project. We recognize revenues based on a multiple of the fixed labor rates times the actual total number of labor hours completed on a project, plus other non-labor costs at cost plus a fixed rate negotiated at the time of contract award. Aggregate revenues from cost-plus, fixed labor rate contracts may vary in scope and we generally must obtain a change order in order to receive additional revenues relating to any additional cost that exceed the original contract estimate (see "Change Orders").

     Fixed Price
     -----------
     Under fixed price contracts, the Company only charges its clients an agreed amount negotiated in advance of a specific scope of work, be it related to engineering service revenue or product sales. We recognize revenue on fixed-price contracts using the percentage-of-completion method described above. Prior to completion, gross profit recognition on any fixed-price contract is dependent upon the accuracy of our estimates and will increase to the extent that current estimates of aggregate actual cost are below the amounts previously estimated. Conversely, if the Company's current estimated cost exceeds prior estimates, gross profit will decrease and we may realize a loss on a project. In order to increase aggregate revenue on a contract, we generally must obtain a change order to receive payment for additional cost (see "Change Orders").

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

     Change orders occur when changes are experienced after work on a contract has begun. Change orders are sometimes documented and the terms of change orders are agreed with the client before the work is performed. Other times, circumstances may require that work progress without the client's written agreement before the work is performed. Cost related to change orders is recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

     Inspection and Acceptance (Cost-plus Contracts)
     -----------------------------------------------
     Generally, clients inspect and accept work as executed based on designated milestones or billing cycles, although such acceptance does not waive the client's right to a claim under a warranty provision for work deficiencies that fail to meet industry standards. If we are required to remedy defective work, the client normally reimburses all cost except for the labor cost necessary to correct such defects.

     Inspection and Acceptance (Fixed Price Contracts)
     -------------------------------------------------
     Generally, clients inspect and accept work based on designated milestones, although such acceptance does not waive the client's right to a claim under a warranty provision for work deficiencies. If we are required to remedy defective work, the client normally reimburses all costs except for the labor cost necessary to correct such defects.

     Contract Termination Provisions
     -------------------------------
     Generally, our clients may terminate at any time and for any reason any part of the Company's project work by giving proper notice, specifying the part of the work to be terminated and the effective date of the termination. If any part of the work on a project is terminated, the client, with respect to such work, is required to reimburse the Company for all cost incurred prior to the effective date of termination and for all additional amounts that are directly related to the work performed. The client is required to issue a change order with respect to any termination.


NOTE 3 - DEBT AND LINE OF CREDIT

     Line of credit:
     At the end of the reporting period, the Company had a Credit Facility (the "Comerica Credit Facility") with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 27, 2007. The loan agreement positions Comerica as senior to all other debt. The line of credit is limited to $22 million, subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of September 30, 2005 was zero. The remaining borrowings available under the line of credit as of September 30, 2005 were $18.7 million after consideration of loan covenant restrictions and outstanding standby letters of credit aggregating to $3.3 million.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including the average total outstanding principal balance of the line of credit to EBITDA; the average total outstanding principal balance of the line of credit to total liabilities plus net worth; and the average total outstanding principal balance of the line of credit to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, and the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of September 30, 2005.

     Letters of credit:
     As of September 30, 2005, the Company had $3.3 million outstanding in standby letters of credit issued to a refining client to cover contractual obligations funded by the client for progress payments made to equipment manufacturers for major project items. We expect obligations under standby letters of credit to increase to approximately $6.7 million during December 2005 and decrease each month following until obligations are released in May 2006.

                                                                              September 30,     December 31,
                                                                                  2005             2004
                                                                              ------------------------------
                                                                                        (in thousands)
                                                                              ------------------------------
Schedule of Long-Term Debt:
Comerica Credit Facility - Line of credit, prime
    (6.75% at September 30, 2005),
    maturing in July 2007                                                     $   --               $ 13,530

Sterling Planet and EDGI - Notes payable, interest
    at 5%, principal payments in installments of
    $15,000 plus interest due quarterly, maturing in December 2008                 210                  255

 Significant PEI Shareholders - Note payable, discounted at
    4.5% interest, principal payments in installments of
    $208,761 due annually, maturing in December 2006                               394                  385

 Cleveland Inspection Services, Inc., CIS Technical Services
    and F.D. Curtis - Notes  payable, discounted at 5% interest, principal in installments of $100,000 due quarterly,
    maturing in October 2009                                                     1,525                1,762

 InfoTech Engineering, Inc. - Note payable, interest at
    5%, principal payments in  installments of $65,000 plus
    interest due annually, maturing in December 2007                               195                  195

Miscellaneous                                                                       55                   80
                                                                              --------             --------

              Total long-term debt                                               2,379               16,207
              Less: Current maturities                                            (553)                (622)
                                                                              --------             --------

              Long-term debt, net of current portion                          $  1,826             $ 15,585
                                                                              ========             ========


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders' equity.

      The ending accumulated other comprehensive income is as follows:

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                               ---------------------       -------------------------
                                                                2005          2004          2005            2004
                                                               ------        -------       ------        -----------
                                                                  (in thousands)                  (in thousands)

         Net income                                            $1,620        $  755        $4,061        $       1647
               Other comprehensive income:
               Foreign currency translation adjustment              2          --               2                --

                                                               ------        ------        ------        ------------
         Comprehensive income                                  $1,622        $  755        $4,063        $      1,647
                                                               ======        ======        ======        ============

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005 the FASB issued Statement of Financial Accounting Standards
      (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The Company is required to adopt the provisions of SFAS 154, as applicable, for the year beginning January 1, 2006.

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

      On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt the provision beginning in the first quarter of 2006, as required.


NOTE 6 - GOODWILL

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


NOTE 7 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2005 and December 31, 2004:

                                                                                           September 30,   December 31,
                                                                                               2005            2004
                                                                                             ------------------------
                                                                                                  (in thousands)
                                                                                             -------------------------
     Costs incurred on uncompleted contracts                                                 $ 17,827         $  8,292
     Estimated earnings on uncompleted contracts                                                4,125            1,584
                                                                                             --------         --------
         Earned revenues                                                                       21,952            9,876
     Less billings to date                                                                    (19,050)         (11,077
                                                                                             --------         --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                         $  2,902         $ (1,201
                                                                                             ========         ========

     Costs and estimated earnings in excess of billings on uncompleted contracts             $  4,629         $  1,113
     Less billings and estimated earnings in excess of cost on uncompleted contracts           (1,727)          (2,314)
                                                                                             --------         --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                         $  2,902         $ (1,201)
                                                                                             ========         ========


NOTE 8 - STOCK OPTION PLAN

     The Company accounts for its incentive stock option plan under the recognition and measurement principles of Accounting Principles Board
     Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted under the Company's plan had exercise prices equal to or greater than the market value of the Company's stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based
     Compensation."

                                                                                Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
                                                                         ---------------------------    -------------------------
                                                                             2005           2004           2005          2004
                                                                         -----------    ------------    ----------    -----------
                                                                                (in thousands)               (in thousands)
   Pro forma impact of fair value method (SFAS 148):
        Net income attributable to common stockholders, as reported      $    1,620      $       755    $    4,061    $    1,647
        Less compensation expense determined under fair value
        method, net of tax                                                      (54)              (4)         (162)         (132)
                                                                         ----------      -----------    ----------    ----------
            Pro forma net income attributable to common stockholders     $    1,566      $       751    $    3,899    $    1,515
                                                                         ==========      ===========    ==========    ==========

   Earnings per share (basic):
        As reported                                                      $     0.07      $      0.03    $     0.17    $     0.07
        Pro forma                                                        $     0.07      $      0.03    $     0.16    $     0.07
   Earnings per share (diluted):
        As reported                                                      $     0.07      $      0.03    $     0.16    $     0.07
        Pro forma                                                        $     0.06      $      0.03    $     0.16    $     0.06
   Weighted average Black-Scholes fair value assumptions:
        Risk free interest rate                                                 5.5%               5%            5%            5%
        Expected life                                                       3-10 years       3-10 years    3-10 years     3-10 years
        Expected volatility                                                      50%              61%           50%            61%
        Expected dividend yield                                                 0.0%             0.0%          0.0%           0.0%


NOTE 9 - EMPLOYEE STOCK PURCHASE PLAN

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


NOTE 10 - EARNINGS PER SHARE

     For the three months and nine months ended September 30, 2005, the number of shares used in determining weighted average shares used for computing basic and diluted net income per share was reduced by the repurchase by the Company of 652,377 shares of stock in November 2004.

NOTE 11 - SEGMENT INFORMATION

     The Company operates in two business segments: (1) engineering, providing services primarily to major companies involved in the hydrocarbon and chemical processing industries, pipelines, oil and gas development, and cogeneration units that, for the most part, are located in the United States; and (2) systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, and uninterruptible power systems and battery chargers to customers that, for the most part, are located in the United States.

     In June 2005, we created a new, indirect subsidiary named ENGlobal Canada ULC ("ENGlobal Canada"), which is operating out of Calgary, Canada. ENGlobal Canada is a wholly-owned subsidiary of ENGlobal Automation Group, Inc. ("EAG"), formerly known as ENGlobal Technologies, Inc., a wholly-owned subsidiary of ENGlobal Engineering, Inc. ("EEI"). ENGlobal Canada is in the early marketing stages and, to date, has not generated revenue. Results will be reported in the engineering segment.

     Revenue and operating income for each segment are set forth in the following table. The amount under Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive function, finance, accounting, safety, investor relations/governance, human resources, project controls and information technology that are not specifically identifiable with the two segments. Inter-company elimination includes the amount of administrative costs allocated to the segments. Corporate functions support both business segments and therefore cannot be specifically assigned to either. Significant portions of Corporate cost are allocated to each segment based on each segment's revenues and eliminated in consolidation.

                                                          Three Months Ended                   Nine Months Ended
                                                            September 30,                         September 30,
                                                    ----------------------------          ----------------------------
                                                       2005               2004               2005               2004
                                                    ---------          ---------          ---------          ---------
                                                          (in thousands)                       (in thousands)
   Revenue:
        Engineering                                 $  55,132          $  32,796          $ 149,459          $  92,730
        Systems                                         4,134              4,476             13,855              9,817
                                                    ---------          ---------          ---------          ---------
                  Total revenue                     $  59,266          $  37,272          $ 163,314          $ 102,547
                                                    =========          =========          =========          =========

   Operating income (loss):
        Engineering                                 $   5,236          $   2,589          $  13,453          $   7,672
        Systems                                            19                439                281                134
        Corporate                                       1,018                439              2,940              1,156
        Intercompany eliminations                      (3,508)            (2,225)            (9,664)            (6,100)
                                                    ---------          ---------          ---------          ---------
                  Total operating income            $   2,765          $   1,242          $   7,010          $   2,862
                                                    =========          =========          =========          =========

     Financial information about geographic areas
     --------------------------------------------

     Revenue from the Company's non-U.S. operations is currently not material. Long-lived assets (principally leasehold improvements and computer equipment) outside the United States were $77,000 as of September 30, 2005.


NOTE 12 -CONTINGENCIES

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

     In January 2004, ENGlobal Design Group, Inc. ("EDG") purchased selected assets of Engineering Design Group Inc. ("EDGI"), including certain of EDGI's contract rights with the Department of the Navy. In July 2005, EDG received notification from the Department of the Navy that unresolved liabilities under predecessor contracts with EDGI were interfering with the ability of the Dallas office of the Defense Contract Management Agency ("DCMA") to process novation agreements required by FAR 42.12 and that in order to protect the DCMA's contractual interests, EDG would not be solicited for any future proposals for work under the predecessor contracts until the novation agreements were executed. EDG revenue under these contracts totaled $3.3 million and $1.7 million respectively for the year ended December 31, 2004 and the nine-month period ended September 30, 2005 and represented approximately 92% and 45% respectively of EDG's total revenue during such periods. EDG's current backlog under these contracts is $5.5 million. We do not expect the DCMA's action to have a material effect on the consolidated financial position or operation of ENGlobal and are seeking resolution of this matter.

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

     MD&A Overview
     -------------

         The following list sets forth a general overview of the more significant changes in the Company's financial condition and results of operations for the three and nine month periods ending September 30, 2005, compared to the corresponding periods in 2004.

                                             During the three month period     During the nine month period
                                             --------------------------------------------------------------
          Revenue                                    Increased 59%                    Increased 59%

          Operating income                           Increased 133%                   Increased 141%
              As a percentage of revenue             Increased 42%                    Increased 54%

          Net income                                 Increased 100%                   Increased 156%
              As a percentage of revenue             Increased 40%                    Increased 56%

         Long-term debt, net of current portion, decreased 89%, or $13.8 million, from $15.6 million as of December 31, 2004 to $1.8 million at September 30, 2005, and as a percentage of stockholders' equity, long-term debt decreased from 78% to 5% during the same periods.

         Total stockholders' equity increased 94%, or $18.9 million, from $20.1 million as of December 31, 2004 to $39.0 million as of September 30, 2005.

         In general, the increase in revenue during the three months and nine months ended September 30, 2005 relates to the growth in activity at both our Tulsa, Oklahoma and Dallas, Texas offices from clients in the refining industry relating to expansion and low-sulfur diesel projects, combined with the added effect of the growth in inspection services as a result of our acquisitions of AmTech in September 2004 and Cleveland Inspection in October 2004.

         ENGlobal Corporation is a leading provider of engineering services and systems principally to the petroleum refining, petrochemical, pipeline, production and process industries throughout the United States and internationally. The services provided by our multi-disciplined staff span the lifecycle of a project and include feasibility studies, design, procurement services and construction management. We also supply automation, control process analyzer and uninterruptible electrical power systems to our clients worldwide.

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

         Our business is managed under two reportable segments: engineering and systems. The engineering segment provides engineering consulting services primarily to major oil and gas companies through six subsidiary companies, including ENGlobal Engineering, Inc., RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc., ENGlobal Construction Resources, Inc., ENGlobal Automation Group, Inc., ENGlobal Canada ULC, and ENGlobal Design Group, Inc. The engineering segment earns revenue primarily from fees for professional and technical services. As a service company, we are labor rather than capital intensive and our income is derived from our ability to generate revenues and collect cash under cost reimbursable contracts based on our employees' time in excess of any subcontract expense, the cost of pass-through materials and equipment, non-labor costs, and our selling, general and administrative ("SG&A") expenses.

         Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and process-related industries. The systems segment currently consists of one company, ENGlobal Systems, Inc. ("ESI"). The systems segment earns revenue primarily from fees on contracts for the design and assembly of control and instrumentation systems. Income from the systems segment is derived from our ability to generate revenue and collect cash on fixed price contracts in excess of our costs for labor, materials and equipment and transportation costs, plus our SG&A expenses.

     Hurricane Rita
     --------------

         Mandatory evacuation orders related to the anticipated landfall of Hurricane Rita and the resulting damages from the storm caused the facilities in Beaumont, Texas and Lake Charles, Louisiana to close from September 22, 2005 to October 6, 2005 and October 10, 2005, respectively. The primary loss to the Company is revenue and gross profits lost due to our inability to work on projects at the effected locations. Our administrative operations have been temporarily relocated to our Houston corporate offices as a result of the extensive damage to our administrative offices in Beaumont, Texas. Our human resources and safety departments have already returned to Beaumont along with a portion of our accounting department staff. The balance of our accounting staff is scheduled to return to the Beaumont area by mid-November.

         We estimate that Hurricane Rita negatively impacted our third quarter income by approximately $217,000 on an after-tax basis. The loss was related to a decrease in billable man-hours and subsequent earnings in the Beaumont, Texas and Lake Charles, Louisiana. We expect the loss attributable to Hurricane Rita in the fourth quarter 2005 to be less than that estimated in the third quarter 2005.

     Results of Operations
     ---------------------

         The following table presents, for the periods indicated, the approximate percentage of total revenue and operating income or loss attributable to our reportable segments:

                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                         ----------------------        ---------------------
                                          2005            2004          2005           2004
                                         ------          ------        ------         ------

         Revenue:
              Engineering                93.0 %          88.0 %         91.5 %         90.4 %
              Systems                     7.0 %          12.0 %          8.5 %          9.6 %

         Operating income (loss):
              Engineering                99.6 %          85.5 %         98.0 %         98.3 %
              Systems                     0.4 %          14.5 %          2.0 %          1.7 %


         Revenue is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract cost incurred bear to total estimated contract cost. Revenue and gross margin on contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

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

         Gross profit includes the gross margin on contracts, less indirect variable labor and non-labor expenses not directly related to projects. The primary indirect labor expenses include compensation and benefit costs for indirect technical support staff, for employees on stand-by time and for time required for technical staff to prepare cost estimates and project schedules for proposals requested through business development representatives.

         Operating SG&A expense includes management and staff compensation, office cost, such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operation.

         Corporate SG&A expense is comprised of cost related to business development, executive function, finance, accounting, safety, investor relations/governance, human resources, project controls, and information technology functions, as well as depreciation and amortization and other cost generally unrelated to specific client projects.

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

         Revenue Recognition:
         Because the majority of the Company's revenue is recognized under cost-plus contracts, significant estimates are generally not involved in determining revenue recognition. In addition, most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue.

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

         Change orders occur when changes are experienced once a contract is begun. Change orders are sometimes documented and the terms of change orders are agreed on with the client before the work is performed. Other times, circumstances may require that work progress before the client provides written consent. Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

         We have a favorable history of negotiating and collecting for work performed under change orders and our bi-weekly billing cycle has proven to be timely enough to properly account for change orders.

         Depreciation:
         Depreciation is calculated using a straight-line method over the estimated useful lives of the related assets. The useful life is estimated to be 3 years for computers and autos, 5 years for software, furniture and fixtures, 10 years for machinery and equipment and 39 years for buildings.

         Depreciation expense related to those assets (specifically machinery and equipment, autos, trucks and computer hardware) that are used in the production of service revenue are charged to contract cost.

         Operating SG&A expense includes depreciation expense for assets that are generally related to administrative operations.


                                         Consolidated Results of Operations
                                                    (unaudited)

                                            Three Months Ended                           Nine Months Ended
                                              September 30,                                September 30,
                              --------------------------------------------  --------------------------------------------
                                       2005                   2004                  2005                   2004
                              ---------------------  ---------------------  ---------------------  ---------------------
                                             (in thousands)                                (in thousands)
Revenue:
  Engineering - labor         $  30,507       51.5%  $  20,429       54.8%  $  86,791       53.2%  $  57,507       56.1%
  Engineering - non-labor        19,579       33.0%     10,790       28.9%     51,443       31.5%     30,349       29.5%
  Systems                         4,123        7.0%      4,060       10.9%     13,845        8.5%      8,468        8.3%
  Acquisition                     5,057        8.5%      1,993        5.4%     11,235        6.8%      6,223        6.1%
                              ---------      -----   ---------      -----   ---------      -----   ---------      -----
    Total revenue             $  59,266      100.0%  $  37,272      100.0%  $ 163,314      100.0%  $ 102,547      100.0%
                              =========              =========              =========              =========

Gross profit:
  Engineering                 $   6,850       13.7%  $   3,698       11.9%  $  18,023       13.0%  $  10,865       12.4%
  Systems                           510       12.4%        737       18.2%      1,734       12.5%      1,092       12.9%
  Acquisition                       478        9.5%        274       13.7%      1,059        9.4%      1,023       16.4%
                              ---------              ---------              ---------              ---------
    Total gross profit            7,838       13.2%      4,709       12.6%     20,816       12.7%     12,980       12.7%
                              ---------              ---------              ---------              ---------

SG&A expense:
  Engineering                     1,937        3.9%        957        3.1%      4,859        3.5%      2,773        3.2%
  Systems                           495       12.0%        311        7.7%      1,458       10.5%      1,012       12.0%
  Corporate                       2,368        4.0%      1,786        4.8%      6,722        4.1%      4,944        4.8%
  Acquisition                       273        5.4%        413       20.7%        767        6.8%      1,389       22.3%
                              ---------              ---------              ---------              ---------
    Total SG&A expense            5,073        8.6%      3,467        9.3%     13,806        8.5%     10,118        9.9%
                              ---------              ---------              ---------              ---------

Operating income:
  Engineering                     4,913        9.8%      2,741        8.8%     13,164        9.5%      8,092        9.2%
  Systems                            15        0.4%        426       10.5%        276        2.0%         80        0.9%
  Corporate                      (2,368)      (4.0)%    (1,786)      (4.8)%    (6,722)      (4.1)%    (4,944)      (4.8)%
  Acquisition                       205        4.1%       (139)      (7.0)%       292        2.6%       (366)      (5.9)%
                              ---------              ---------              ---------              ---------
    Total operating income        2,765        4.7%      1,242        3.3%      7,010        4.3%      2,862        2.8%
                              ---------              ---------              ---------              ---------

Other income (expense), net        (193)      (0.3)%       (98)      (0.3)%      (564)      (0.3)%      (366)      (0.4)%
Tax provision                      (952)      (1.6)%      (389)      (1.0)%    (2,385)      (1.5)%      (849)      (0.8)%
                              ---------              ---------              ---------              ---------

    Net income                $   1,620        2.8%  $     755        2.0%  $   4,061        2.5%  $   1,647        1.6%
                              =========              =========              =========              =========

Other financial comparisons:                        September 30,  December 31,
----------------------------                            2005           2004
                                                       -------       -------

  Working capital                                      $18,334       $14,503

  Total assets                                         $63,286       $57,261

  Long-term debt, net of current portion               $ 1,826       $15,585

  Stockholders' equity                                 $39,023       $20,051

In the results presented for the three and nine months ended September 30, 2005, "Acquisition" totals include the combined results of operations related to assets acquired from Cleveland Inspection Services, Inc. ("Cleveland"). In the results for the three and nine months ended September 30, 2004, "Acquisition" totals are the combined results of operations related to assets acquired from Amtech, Petro-Chem, Senftleber, and EDG. For analytical purposes only, results from acquired companies or acquired assets are shown separately for the first 12 months after closing.

Industry Overview:
     Many ENGlobal offices have benefited from the strong refinery market. We expect significant capital projects to be generated by refinery operations over the next several years and we will continue to research other markets that value our services. Overall, projects related to refining capacity and environmental mandates have trended upward. Higher margins in the energy industry were recently spurred by the associated impact of Hurricanes Katrina and Rita. As stated in our 2003 annual letter to stockholders, the global demands for oil products has tightened the supply of both crude oil as well as refinery products. With this current demand, we believe each of ENGlobal's business segments are well positioned within the industry should refinery capacity be added in the United States of America and the overseas markets continue to rise.

     The petrochemical industry has recently been a good source of projects for ENGlobal. We have seen an increase in both maintenance and capital spending after several years of relative inactivity. The petrochemical industry along the Gulf Coast continues to struggle with the aftermath of the hurricanes. Although it will take several years to rebuild, we expect that we will assist our clients with repairs to regional petrochemical facilities in order to resolve current supply limitations.

     Despite past downturns in the industry, pipeline projects have remained constant for the most part, and we have recently seen an increase in project activity. Pipeline projects tend to require less engineering man hours as the scope of engineering work is typically smaller than for similar sized downstream projects. In addition, the project awards in the pipeline segment are smaller in nature than those in other industries. In addition to the refinery and petrochemical markets, we have offered assistance to clients in the pipeline operations market along the Gulf Coast that were affected by Hurricanes Katrina and Rita.

Revenue:
     Revenue increased $22.0 million, or approximately 59%, to $59.3 million for the three months ended September 30, 2005 from $37.3 million for the comparable prior year period. Revenue increased $60.8 million, or approximately 59%, to $163.3 million for the nine months ended September 30, 2005 from $102.5 million for the comparable prior year period. Excluding non-labor engineering revenue, the Company's adjusted revenue for the three months ended September 30, 2005 increased $13.2 million, or approximately 50%, over comparable revenue for the three months ended September 30, 2004 and the Company's adjusted revenue for the nine months ended September 30, 2005 increased $39.7 million, or approximately 55%, over comparable revenue for the nine months ended September 30, 2004. Acquisition revenue contributed $3.1 million, or 23%, and $5.0 million, or 13% of the increase in adjusted revenue for the three and nine months ended September 30, 2005, respectively, compared to the comparable periods in 2004.

     The increases in engineering revenue reflect the economic impact of increased oil and crude prices. The increased profits generated by the increase in prices as well as regulatory compliance mandates have led many clients to begin capital improvement projects. For example, we have contracts with clients who are improving their clean fuel refining capabilities. Two new contracts in 2005, providing services for ultra low sulfur diesel fuel projects through our Tulsa office, have contributed $21.8 million to our revenue for the current year. This has helped expand our growth in revenue. Revenue from our materials procurement services were $16.4 million and $39.1 million for the three months and nine months ended September 30, 2005, respectively as compared to $9.9 million and $26.8 million for the comparable prior year periods. Procurement services provide low or no margins and are provided in addition to engineering and subcontractor services.

     Revenue in the systems segment decreased slightly in the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Continued spending by the segment's customers on capital projects to meet environmental requirements and increasing capacities contributed to the increase in revenue for the nine months ended September 30, 2005, compared to the same period in the prior year.

Gross Profit:
     Gross profit increased $3.1 million, or approximately 66%, to $7.8 million for the three months ended September 30, 2005 from $4.7 million for the comparable prior year period. Acquisition gross profit contributed $0.5 million, or approximately 6%, of the total gross profit for the three months ended September 30, 2005. Gross profit increased $7.8 million, or approximately 60%, to $20.8 million for the nine months ended September 30, 2005 from $13.0 million for the comparable prior year period. Acquisition gross profit contributed $1.1 million, or approximately 5%, of the total gross profit for the nine months ended September 30, 2005. As a percentage of revenue, gross profit increased to 13.2% for the three months ended September 30, 2005 from 12.6% for the quarter ended September 30, 2004 and remained at 12.7% for the nine months ended September 30, 2005 and September 30, 2004, respectively.

     Gross profit percentages in the engineering segment continue to be affected by low margins on the procurement services portion of EPC projects. Margins on procurement services range from no markup to 6.5% markup.

Selling, General, and Administrative:
     As a percentage of revenue, SG&A expense decreased to 8.6% for the three months ended September 30, 2005 from 9.3% for the three months ended September 30, 2004 and 8.5% for the nine months ended September 30, 2005 from 9.9% for the nine months ended September 30, 2004. SG&A expense increased $1.6 million, or approximately 46%, to $5.1 million for the three months ended September 30, 2005 from $3.5 million for the comparable prior year period and increased $3.7 million, or approximately 37%, to $13.8 million for the nine months ended September 30, 2005 from $10.1 million for the comparable prior year period. Each reporting area except acquisitions incurred additional costs for the three and nine months ended September 30, 2005 (Engineering - $1 million and $2.1 million, respectively; Systems - $0.2 million and $0.5 million, respectively; Corporate - $0.6 million and $1.8 million, respectively, and Acquisition - $(0.1) million and $(0.6) million, respectively).

     Corporate SG&A expense increased $0.6 million, or approximately 33%, to $2.4 million for the three months ended September 30, 2005 from $1.8 million for the comparable prior year period. This increase is primarily due to an increase in accrued incentive plan compensation ($146,000 and $294,000 for the three months ended September 30, 2004 and 2005, respectively), and an increase in salaries and burden ($908,000 and $1.3 million, respectively for the nine months ended September 30, 2004 and 2005, respectively). As a percentage of total revenue, corporate SG&A expense decreased to 4% for the three months ended September 30, 2005 from 4.8% for the comparable prior year period and decreased to 4.1% for the nine months ended September 30, 2005 from 4.8% for the comparable prior year period. Corporate SG&A expense increased $1.8 million, or approximately 37%, to $6.7 million for the nine months ended September 30, 2005 from $4.9 million for the comparable prior year period.

Operating Income:
     Operating income increased $1.6 million, or approximately 133%, to $2.8 million for the three months ended September 30, 2005 from $1.2 million in the same period in 2004 and increased $4.1 million, or approximately 141%, to $7.0 million for the nine months ended September 30, 2005 from $2.9 million in the same period in 2004. As a percentage of revenue, operating income increased to 4.7% for the three months ended September 30, 2005 from 3.3% for the comparable prior year period and increased to 4.3% for the nine months ended September 30, 2005 from 2.8% for the comparable prior year period.

Other Income/Expense, net:
     Other expense increased 97% and 54%, respectively, for the three and nine month periods ended September 30, 2005 from the comparable prior year periods. The increases are due to increased interest expense on our credit facility as interest rates have increased from 4.75% at September 30, 2004 to 6.75% at September 30, 2005. As a result paying off the line of credit at the end of the third quarter of 2005, the Company expects a significant reduction of interest expense in the fourth quarter of 2005

Tax Provision:
     Income tax expense increased $0.6 million, or approximately 150%, to $1.0 million for the three months ended September 30, 2005 from $0.4 million for the comparable prior year period and increased $1.5 million, or approximately 166%, to $2.4 million for the nine months ended September 30, 2005 from $0.9 million for the comparable prior year period. The estimated effective tax rate was 37% for the three-month and nine-month periods ended September 30, 2005 compared to 34% for the comparable prior year periods.

Net Income:
     Net income for the three months ended September 30, 2005 increased $0.8 million, or approximately 100%, to $1.6 million from $0.8 million for the comparable prior year period. For the nine months ended September 30, 2005, net income increased $2.5 million, or approximately 156%, to $4.1 million from $1.6 million for the comparable prior year period. As a percentage of revenue, net income increased to 2.8% for the three-month period ended September 30, 2005 from 2.0% for the three-month period ended September 30, 2004 and increased to 2.5% for the nine-month period ended September 30, 2005 from 1.6% for the period ended September 30, 2004.

                                                    Segment Results
                                                    ---------------

                                                      Engineering
                                                      -----------


                                                Three Months Ended                            Nine Months Ended
                                                   September 30,                                September 30,
                                     ------------------------------------------  ------------------------------------------
                                             2005                 2004                   2005                   2004
                                     -------------------   --------------------  -------------------   --------------------
                                                  (in thousands)                                (in thousands)
     Revenue:
        Engineering - labor          $ 30,507      55.3%   $ 20,429       62.3%  $ 86,791      58.1%   $ 57,507       62.0%
        Engineering - non-labor        19,579      35.5%     10,790       32.9%    51,443      34.4%     30,349       32.7%
        Acquisition                     5,057       9.2%      1,577        4.8%    11,235       7.5%      4,874        5.3%
                                     --------     -----    --------      -----   --------     -----    --------      -----
            Total revenue            $ 55,143     100.0%   $ 32,796      100.0%  $149,469     100.0%   $ 92,730      100.0%
                                     ========              ========              ========              ========

     Gross profit:
        Engineering                  $  6,850      13.7%   $  3,698       11.9%  $ 18,023      13.0%   $ 10,865       12.4%
        Acquisition                       478       9.5%        209       13.3%     1,059       9.4%        788       16.2%
                                     --------              --------              --------              --------
            Total gross profit          7,328      13.3%      3,907       11.9%    19,082      12.8%     11,653       12.6%
                                     --------              --------              --------              --------

     Operating SG&A expense:
        Engineering                     1,937       3.9%        957        3.1%     4,859       3.5%      2,773        3.2%
        Acquisition                       273       5.4%        361       22.9%       767       6.8%      1,208       24.8%
                                     --------              --------              --------              --------
            Total SG&A expense          2,210       4.0%      1,318        4.0%     5,626       3.8%      3,981        4.3%
                                     --------              --------              --------              --------

     Operating income:
        Engineering                     4,913       9.8%      2,741        8.8%    13,164       9.5%      8,092        9.2%
        Acquisition                       205       4.1%       (152)      (9.6)%      292       2.6%       (420)      (8.6)%
                                     --------              --------              --------              --------
            Total operating income   $  5,118       9.3%   $  2,589        7.9%  $ 13,456       9.0%   $  7,672        8.3%
                                     --------              --------              --------              --------

Overview:
     The Beaumont, Texas, and Lake Charles and Baton Rouge, Louisiana engineering offices have increased their proposal activity as the result of Hurricanes Katrina and Rita. We expect to be more involved in our client's assessment of the storm damage. At present, we are assisting several clients with conceptual front-end loading studies for preliminary engineering on new capital projects. Specifically, we have been asked to scope a large central control room project for a refinery expansion project in Port Arthur, Texas. Employees based in the Beaumont and Lake Charles areas will contribute to this project through the first two quarters of 2006.

     The engineering segment's profitability has shown a significant increase for both the three months and nine months ended September 30, 2005. The Company's Tulsa location experienced the largest increase with a $4.1 million growth, or 286% increase through September 30, 2005 as compared to the same period in 2004. This increase is the result of the two projects that were announced in the first quarter of 2005 and continue to provide a significant revenue stream for the Company.

     The Sulfur Group, based in Dallas, has seen significant growth during the third quarter of 2005 and will provide preliminary engineering services for the construction of a sulfur recovery facility for a large West Coast refinery. As previously reported, we estimate the contract award to be valued at approximately $19 million. The facility will be designed and constructed as modularized units, with the project consisting of a sulfur recovery unit, a tail gas treating unit and an incineration unit with waste heat recovery. In addition to design engineering, we will provide material procurement and construction services, with the entire project scheduled to be completed in the third quarter of 2006.

     The Houston office has sustained its profitability by concentrating on pipeline engineering projects; however, the office has recently expanded its business development efforts to help diversify its workload to other energy industry segments..

     ENGlobal's newest and first international subsidiary, ENGlobal Canada, was opened in September 2005 as a part of our ongoing internal growth initiative.. ENGlobal Canada, a division of ENGlobal Automation Group, Inc. ("EAG"), is based in Calgary and will spotlight a multitude of projects in Northern Alberta, specifically in the oil sands area. Initial business development efforts to date have led to several strong alliances with vendors offering distributed control systems (DCS) services and specific partnerships to facilitate the pursuit of projects. EAG has increased its proposal activity over the third quarter of 2005. For the nine months ended September 30, 2005, we have incurred approximately $142,000 in losses through EAG and ENGlobal Canada. These losses have reduced gross margin and increased SG&A expenses in the engineering segment in 2005.

     The field services staffing operation, which includes ENGlobal Construction Resources, Inc., increased its overall profit by 69% to $2.9 million for the nine months ended September 30, 2005 compared to the same period in 2004. The increase resulted in part from the acquisitions of AmTech in September 2004 and Cleveland in October 2004, which contributed an aggregate $397,000, or 33% of the increase, to the overall field services operations. The additional 66% of the increase in field services can be attributed to the increased demand for outsourced technical personnel at other field services locations.

     Acquisition totals for the three and nine months ended September 30, 2005 relate to assets acquired from Cleveland Inspection. For the three and nine month periods ended September 30, 2004, acquisition totals relate to assets acquired from AmTech, Petro-Chem and EDG.

Revenue:
     Revenue increased $22.3 million, or 68%, to $55.1 million for the three months ended September 30, 2005 from $32.8 million for the comparable prior year period. Revenue increased $56.8 million, or 61%, to $149.5 million for the nine months ended September 30, 2005 from $92.7 million for the comparable prior year period. Excluding non-labor revenue, revenue for the three months ended September 30, 2005 increased $13.6 million, or 62%, over comparable revenue for the three months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 increased $35.6 million, or 57%, over comparable revenue for the nine months ended September 30, 2004. Of this increase, acquisition revenue accounted for $3.5 million and revenue from internal growth accounted for $10.1 million for the three-month period ended September 30, 2005, and acquisition revenue accounted for $6.4 million and revenue from internal growth accounted for $29.3 million for the nine-month period ended September 30, 2005. Revenue from internal growth, not related to acquisitions or non-labor items, for the three months ended September 30, 2005 represented a 50% increase over such revenue for the comparable period in 2004. For the nine months ended September 30, 2005, such revenue represented a 51% increase over that for the comparable period in 2004.

     Non-labor revenue represented 36% of the total engineering revenue for the quarter ended September 30, 2005 and increased $8.8 million to $19.6 million from $10.8 million for the three months ended September 30, 2004. This increase in non-labor revenue represented 39% of our total engineering revenue increase in the third quarter of 2005 compared to the same period in 2004. Non-labor revenue represented 34% of the total engineering revenue for the nine months ended September 30, 2005 and increased $21.1 million to $51.4 million from $30.3 million for the nine months ended September 30, 2004. This increase in non-labor revenue represented 37% of the total engineering revenue increase in the nine months ended September 30, 2005 compared to the same period in 2004.

     Field services staffing operations contributed $39 million in labor revenue and $1.9 million in non-labor revenue for the first nine months of 2005 which represents 69% and 297% revenue increase, respectively, over the same periods in 2004. The increase was largely due to the acquisitions of AmTech in September 2004 and Cleveland Inspection in October 2004, which contributed $10.6 million in labor revenue and $1.3 million in non-labor revenue to the overall field services operation.

Gross Profit:
     Gross profit increased $3.4 million, or 87%, to $7.3 million for the three months ended September 30, 2005 from $3.9 million for the comparable period in 2004. Gross profit increased $7.4 million, or 63%, to $19.1 million for the nine months ended September 30, 2005 from $11.7 million for the same period in 2004. The increase in gross profit is attributable to an increase in work under both existing and new contracts during the 2005 periods. As a percentage of revenue, excluding acquisitions, engineering gross profit increased to 13.7% from 11.9% for the three-month period ended September 30, 2005 as compared to the prior year period, and increased to 13.0% from 12.4% for the nine-month period ended September 30, 2005 as compared to the same period in 2004. Gross profit includes non-project variable labor expenses for internal growth initiatives related to low sulfur diesel, polymers, advanced automation and integrated controls, plus the additional cost of technical staff to produce cost estimates and project schedules to cover increased proposal activity. These costs increased to $0.9 million for the three-month period ended September 30, 2005 from $0.5 million for the comparable period ended September 30, 2004, and to $2.9 million for the nine-month period ended September 30, 2005 from $1.6 million for the comparable period in 2004.

     Acquisition gross profit increased $269,000, or 129%, to $478,000 for the three months ended September 30, 2005 from $209,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, gross profit from acquisitions increased $271,000, or 34%, to $1,059,000 from $788,000 for the same period in 2004.

Selling, General, and Administrative:
     As a percentage of revenue, excluding non-labor revenue, SG&A expense increased to 6.2% for the quarter ended September 30, 2005 from 6.0% for the comparable prior year period and decreased to 5.7% for the nine-month period ended September 30, 2005 from 6.4% for the same period in 2004. SG&A expense increased $0.9 million overall, or 69%, to $2.2 million for the three months ended September 30, 2005 from $1.3 million for the comparable prior year period. This increase was primarily related to expansion of our office space (rents - $588,000) and administrative support staff (salaries
     - $218,000), plus $94,000 in other support activities. As a percentage of revenue, excluding non-labor revenue, SG&A expense increased 40% to $5.6 million for the nine months ended September 30, 2005 from $4.0 million for the comparable prior year period primarily to expansion of our office space (rents - $1.1 million) and administrative support staff (salaries - $706,000).

Operating Income:
     Operating income increased $2.5 million, or 96%, to $5.1 million for the quarter ended September 30, 2005 compared to the third quarter of 2004 and increased $5.8 million, or 75%, to $13.5 million for the nine months ended September 30, 2005 compared to the same period in 2004. As a percentage of revenue, operating income increased to 9.3% for the three months ended September 30, 2005 from 7.9% for the comparable prior year period and increased to 9.0% for the nine months ended September 30, 2005 from 8.3% for the comparable prior year period.


                                                        Systems
                                                        -------


                                                Three Months Ended                         Nine Months Ended
                                                  September 30,                              September 30,
                                     ---------------------------------------   -----------------------------------------
                                             2005                 2004                 2005                 2004
                                     ------------------   ------------------   ------------------   --------------------
                                                 (in thousands)                             (in thousands)
     Revenue:
        Systems                        4,123     100.0%   $ 4,060      90.7%    13,845     100.0%   $ 8,468        86.3%
        Acquisition                     --         -- %       416       9.3%      --         -- %     1,349        13.7%
                                     -------     -----    -------     -----    -------     -----    -------       -----
            Total revenue            $ 4,123     100.0%   $ 4,476     100.0%   $13,845     100.0%   $ 9,817       100.0%
                                     =======              =======              =======              =======

     Gross profit:
        Systems                          510      12.4%   $   737      18.2%     1,734      12.5%   $ 1,092        12.9%
        Acquisition                     --         -- %        65      15.6%      --         -- %       235        17.4%
                                     -------              -------              -------              -------
              Total gross profit         510      12.4%       802      17.9%     1,734      12.5%     1,327        13.5%
                                     -------              -------              -------              -------

     Operating SG&A expense:
        Systems                          495      12.0%       311       7.7%     1,458      10.5%     1,012        12.0%
        Acquisition                     --         -- %        52      12.5%      --         -- %       181        13.4%
                                     -------              -------              -------              -------
            Total SG&A expense           495      12.0%       363       8.1%     1,458      10.5%     1,193        12.2%
                                     -------              -------              -------              -------

     Operating income:
        Systems                           15       0.4%       426      10.5%       276       1.9%        80         0.9%
        Acquisition                     --         -- %        13       3.1%      --         -- %        54         4.0%
                                     -------              -------              -------              -------
            Total operating income   $    15       0.4%   $   439       9.8%   $   276       1.9%   $   134         1.4%
                                     -------              -------              -------              -------

Overview:
     For the nine months ended September 30, 2005, new sales awards increased by 8% compared to the nine months ended September 30, 2004. For the three months ended September 30, 2005, new sales awarded were down 52% compared to the first quarter of 2005 and down 39% compared to the second quarter of 2005. Revenue and direct cost continue to increase; however, gross profit has decreased over the past three years. Material, engineering and fabrication labor overruns have contributed to the decreased margins. These overruns negatively impacted the operating income for the period and for the nine months ended September 30, 2005. For the first six months of 2005, the large influx of new work plus lower operating costs as a result of reorganization of the segment offset the reduction in operating income for the nine months ended September 30, 2005.

     Acquisition totals for the three and nine months ended September 30, 2004 relate to the purchase of Senftleber. There was no Acquisition activity for the three and nine months ended September 30, 2005.

Revenue:
     Revenue decreased $400,000, or 9%, to $4.1 million for the three months ended September 30, 2005 compared to the prior year period and increased $4.0 million, or 41%, to $13.8 million for the nine months ended September 30, 2005 from $9.8 million for the comparable prior year period.

Gross Profit:
     Gross profit decreased $292,000, or 36%, to $510,000 for the three months ended September 30, 2005 from $802,000 for the comparable prior year period and increased $0.4 million, or 31%, to $1.7 million for the nine months ended September 30, 2005 compared to $1.3 million for the prior year period. As a percentage of revenue, gross profit decreased to 12.4% for the three months ended September 30, 2005 from 17.9% for the comparable prior year period and decreased to 12.5% for the nine months ended September 30, 2005 from 13.5% for the comparable prior year period.

Selling, General, and Administrative:
     SG&A expense increased $132,000, or 36%, to $495,000 for the three months ended September 30, 2005 from $363,000 for the comparable prior year period and increased $300,000, or 25%, to $1.5 million for the nine months ended September 30, 2005 from $1.2 million for the same period in 2004. As a percentage of revenue, SG&A expense increased to 12.0% for the three months ended September 30, 2005 from 8.1% for the comparable prior year period and decreased to 10.5% for the nine months ended September 30, 2005 from 12.2% for the same period in 2004.

Operating Income:
     Operating income decreased $424,000, or 97%, to $15,000 for the three months ended September 30, 2005 from $439,000 for the comparable prior year period and increased $142,000, or 106%, to $276,000 for the nine months ended September 30, 2005 from $134,000 for the same period in 2004.

Liquidity and Capital Resources
-------------------------------

     Historically, cash requirements have been satisfied through operation contribution and borrowings under a revolving line of credit, currently in place with Comerica Bank (the "Comerica Credit Facility" or the "Credit Facility"). As of September 30, 2005, we had working capital of $18.1 million. Long-term debt on September 30, 2005 was $2.4 million, with no amounts outstanding under the Comerica Credit Facility.

     On September 29, 2005, we entered into and closed on a definitive agreement to issue and sell 2,000,000 shares of our $.001 par value per share Common Stock in a private placement to Tontine Capital Partners, L.P., a Delaware limited partnership. The purchase agreement provided $14,000,000 in gross proceeds which were used to pay all of our existing line-of-credit debt.

     The Comerica Credit Facility is senior to all other debt, and the line of credit is limited to $22.0 million, subject to borrowing base restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including the average total outstanding principal balance of the line of credit to EBITDA; the average total outstanding principal balance of the line of credit to total liabilities, plus net worth; and the average total outstanding principal balance of the line of credit to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, and must comply with an annual limitation on capital expenditures. We are currently in compliance with all loan covenants, although no assurances can be given regarding such compliance in the future. The Company is not currently subject to any guarantees, repurchase obligations or other commitments. We have no off-balance sheet arrangements, other than standby letters of credit.

     As of September 30, 2005, the Company had $3.3 million outstanding in standby letters of credit issued to a refining client to cover contractual obligations funded by the client for progress payments made to equipment manufacturers for major project items. We expect obligations under standby letters of credit to increase to approximately $6.7 million during December 2005 and decrease each month following until obligations are released in May 2006.

     The Company has been awarded a significant project with a central states refining company and entered into an Agreement for Engineering and Procurement Services to provide detailed engineering and procurement services on a cost reimbursable basis. We estimate that the agreement will result in a significant amount of revenue attributable to the procurement of materials and equipment. Per the terms of the agreement, any progress payments made by the client for project items must be secured by one or more irrevocable stand-by letters of credit issued on the account of ENGlobal. The project began in January 2005 and is scheduled to be completed in the third quarter of 2006. As of September 30, 2005, letters of credit totaling $3.3 million were outstanding on this project. The requirement of letters of credit will negatively impact the Company's liquidity.

     As of September 30, 2005, management believes the Company's cash position is sufficient to meet its working capital requirements. However, the Company is exploring options to increase its available cash for acquisitions, internal expansion and working capital in case a future decrease in demand for the Company's services or products was to reduce the availability of funds through operations.


     The following table summarizes our contractual obligations as of September
     30, 2005:

                                                            Payments Due by Period
                                          ---------------------------------------------------------
                                                                                 2009 and
                                           2005       2006     2007       2008  thereafter   Total
                                          -------   -------   -------   -------   -------   -------
                                                               (in thousands)
                                          ---------------------------------------------------------
     Long-term debt(1)                    $   408   $   745   $   542   $   542   $   479   $ 2,716
     Operating leases(2)                      539     2,218     2,208     1,431     1,195     7,591
                                          -------   -------   -------   -------   -------   -------
     Total contractual cash obligations   $   947   $ 2,963   $ 2,750   $ 1,973   $ 1,674   $10,307
                                          =======   =======   =======   =======   =======   =======

     (1) Long-term debt includes future interest payments assuming the existing long-term debt and revolving credit facility remain outstanding with the interest rate in effect at September 30, 2005. The Company's interest rate on its revolving credit facility fluctuates with the prime rate. At September 30, 2005, the balance of the revolving credit facility was zero.

     (2) These operating leases are predominantly real estate leases.

Cash Flow
---------

     The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if the project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, if the Company was to lose one or more of its major customers, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such events occur, the Company would be forced to consider alternative financing options. Due to the impact of Hurricane Rita in late September, the Company has experienced delays in processing client billings. Management expects client billings to be materially current by mid-November and is working to collect from clients whose facilities may have been closed following the Hurricane.

     On September 29, 2005, we entered into and closed on a definitive agreement to issue and sell 2,000,000 shares of our $.001 par value per share Common Stock in a private placement to Tontine Capital Partners, L.P., a Delaware limited partnership. The purchase agreement provided $14,000,000 in gross proceeds which were used to pay all of our existing line-of-credit debt.

Operating activities:
     Net cash provided by operating activities was $4.4 million for the nine-month period ended September 30, 2005, compared to $2.3 in the same period in 2004. Changes in working capital, due to the timing of collections of trade receivables, payments for trade payables, and accruals, contributed to the strong cash flows from operations in the first nine months of 2005. During the period, the line of credit decreased from $13.5 million as of December 31, 2004, to zero as of September 30, 2005. Net income was the primary driver of the Company's positive cash flows from operations in the first nine months of 2005. Though a decline in revenues would be likely to adversely impact our cash flow from operations, we believe that future cash flows, our ability to manage the timing of acquisitions, and our borrowing capacity under our line of credit will allow us to meet cash requirements in 2005 and beyond. Future uses of cash in operations will continue to be primarily for labor and material costs required in connection with contract performance.

Investing activities:
     Net cash used in investing activities was $1.4 million for the nine-month period ended September 30, 2005, compared with net cash used of $856,000 in the same period in 2004. In the first nine months of 2005, the Company completed the sale of the Thermaire building, receiving $823,000 in cash from the sale. The Company also used cash for capital expenditures in the first nine months of 2005 and 2004 primarily for computers and software. The large increase in property and equipment purchases is a result of growth in our Tulsa, Dallas and Houston offices and an increase in the number of employees. Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software, and equipment, such as upgrades to computers. Annual capital expenditures are limited to $2.5 million under the line of credit agreement.

Financing activities:
     Net cash used by financing activities was $78,000 for the nine-month period ended September 30, 2005, compared with $1.5 million used in the same period in 2004. In the first nine months of 2005, we reduced our outstanding line of credit by $13.5 million using cash generated from working capital and the sale of 2,000,000 shares of our Common Stock in a private placement as compared to a net $1.8 million increase in the outstanding line of credit in the same period in 2004. Future cash flows from financing activities are anticipated to be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations obligations and payments received on accounts receivable. Payments on long-term debt for the coming year are estimated to be $553,000.

Asset Management
----------------

     Our cash flow from operations has been affected primarily by the timing of our collection of trade accounts receivable. We typically sell our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had net trade accounts receivable of $31.2 million and $30.8 million at September 30, 2005 and December 31, 2004, respectively. The number of days sales outstanding in trade accounts receivables was 51 days and 62 days at September 30, 2005 and December 31, 2004, respectively.

Income Taxes Payable
--------------------

     Due to the results of a recent audit by the Internal Revenue Service of the Company's Form 1120 filing for the tax-year ended December 31, 2003, we recorded an additional income tax payable (for tax-years 2002, 2003 and 2004) and a deferred tax asset equaling $590,000. The re-classification of the tax liability and deferred tax asset were the result of a re-calculation on the limitation of the net operating loss ("NOL") carry-forwards occurring prior to the merger in 2001. The additional deferred tax asset will be available to offset income in tax-years 2005 through 2009. Interest was assessed in the amount of $56,200, although no penalties were assessed as a result of the audit. During August 2005, we paid the United States Treasury Department approximately $622,000 for the additional tax liability and interest charges.

     In the third quarter, we recorded a tax benefit of $245,000 with a corresponding addition to paid-in capital as the result of the exercise of non-qualified stock options by a former employee.

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

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of September 30, 2005, nothing was outstanding under the Credit Facility, which accrues interest at 6.75% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of September 30, 2005 would be 67.5 basis points. Such an increase in interest rates would not increase our annual interest expense, assuming the amount of debt outstanding remains at zero.

     The Company has no market risk exposure in the areas of interest rate risk from investments because we did not have an investment portfolio as of September 30, 2005. Currently, the Company does not engage in foreign currency hedging activities. With the opening of ENGlobal Canada, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of the Canadian operation and transactions with customers, suppliers and employees that are denominated in Canadian dollars. Our objective is to minimize our exposure to these risks through our normal operating activities.

     Foreign currency transactions gains and losses are recognized in the results of operations based on the difference between the foreign exchange rate on the transaction date and on the settlement date. There were no foreign currency exchange gains or losses recorded as of September 30, 2005.


ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     In January 2004, ENGlobal Design Group, Inc. ("EDG") purchased selected assets of Engineering Design Group Inc. ("EDGI"), including certain of EDGI's contract rights with the Department of the Navy. In July 2005, EDG received notification from the Department of the Navy that unresolved liabilities under predecessor contracts with EDGI were interfering with the ability of the Dallas office of the Defense Contract Management Agency ("DCMA") to process novation agreements required by FAR 42.12 and that in order to protect the DCMA's contractual interests, EDG would not be solicited for any future proposals for work under the predecessor contracts until the novation agreements were executed. EDG revenue under these contracts totaled $3.3 million and $1.7 million respectively for the year ended December 31, 2004 and the nine-month period ended September 30, 2005 and represented approximately 92% and 45% respectively of EDG's total revenue during such periods. EDG's current backlog under these contracts is $5.5 million. We do not expect the DCMA's action to have a material effect on the consolidated financial position or operation of ENGlobal and are seeking resolution of this matter.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 29, 2005, we entered into and closed on a definitive agreement to sell 2,000,000 shares of our $.001 par value per share Common Stock in a private placement to Tontine Capital Partners, L.P., a Delaware limited partnership. Additional information regarding this transaction has been included in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 5, 2005.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Third Quarter 2005

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Third Quarter 2005

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal CORPORATION

Dated:   November 10, 2005

                                        By: /s/ Robert W. Raiford
                                        -------------------------
                                        Robert W. Raiford
                                        Chief Financial Officer and Treasurer