Form 10-K
period 2005-12-31
ENGLOBAL CORP
filed 2006-03-31
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission File No. 001-14217

                              ENGlobal Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                                88-0322261
                    ------                                ----------
       (State or other jurisdiction of       (I.R.S Employer Identification No.)
        incorporation or organization)

654 North Sam Houston Parkway East, Suite 400             77060-5914
---------------------------------------------             ----------
  (Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (281) 878-1000

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
                                                                  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act
                                                                  Yes [ ] No [X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                  Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                                  Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2005 was $42,561,564 (based upon the closing price for shares of common stock as reported by the American Stock Exchange on that date).

The number of shares outstanding of the registrant's common stock on March 23, 2006 is as follows:

      $0.001 Par Value Common Stock                     26,352,781 shares

DOCUMENTS INCORPORATED BY REFERENCE
Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006.

                              ENGlobal Corporation
                         2005 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                -----------------



                                     PART I
                                     ------
                                                                            PAGE
                                                                            ----
ITEM 1.   BUSINESS                                                            5

ITEM 1A.  RISK FACTORS                                                        16

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                           19

ITEM 2.   PROPERTIES                                                          19

ITEM 3.   LEGAL PROCEEDINGS                                                   21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 21


                                     PART II
                                     -------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                22

ITEM 6.   SELECTED FINANCIAL DATA                                             24

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION                                         26

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          38

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         38

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                         69

ITEM 9A.  CONTROLS AND PROCEDURES                                             69


                                    PART III
                                    --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  70

ITEM 11.  EXECUTIVE COMPENSATION                                              70

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       70

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      70

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                              70

                                     PART IV
                                     -------
ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES                        71


                                   SIGNATURES
                                   ----------
          SIGNATURES                                                          78

                                     PART I
                                     ------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS



This Annual Report on Form 10-K ("Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries serve, the economy and the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this report entitled "Risk Factors", among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable; (ii) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (iii) the effect of changes in the Company's organization, compensation and benefit plans; (iv) the effect on the Company's competitive position within its market area of the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering services organizations; (v) the effect of increases and decreases in oil prices; (vi) the availability of parts from vendors; (vii) our ability to increase or renew our line of credit; (viii) our ability to identify attractive acquisition candidates, consummate acquisitions on terms that are favorable to the Company and integrate the acquired businesses into the Company's operations; (ix) the ability to hire and retain qualified personnel; (x) the ability to retain existing customers and get new customers and (xi) the effect of changes in the business cycle and downturns in local, regional and national economies. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1.     BUSINESS

     General
     -------
     ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us" or "our") is a leading provider of engineering services and systems principally to the petroleum refining, petrochemical, pipeline, production and process industries throughout the United States and internationally. The services provided by our multi-disciplined staff span the lifecycle of a project and include feasibility studies, design, procurement and construction management. We also supply automation, control and instrumentation systems to our clients worldwide.

     The Company was incorporated as Industrial Data Systems Corporation in the State of Nevada in June 1994. In December 2001, we merged with Petrocon Engineering, Inc. ("Petrocon") and in June 2002, we changed the name of the Company from Industrial Data Systems Corporation to ENGlobal Corporation. Effective June 16, 2002, the Company's trading symbol for its common stock, traded on the American Stock Exchange, changed from "IDS" to "ENG".

     In the last five years, the Company's net revenue from continuing operations has grown from $17.8 million in 2001 to $233.6 million in 2005, a compounded annual growth rate of approximately 90.3%. Since the merger with Petrocon, the Company's net revenue from continuous operations has grown from $89.1 million in 2002, a compounded annual growth rate of approximately 37.9%. We have accomplished this growth by expanding our engineering and systems services and geographic presence through internal growth, including new initiatives and to a lesser extent, through a series of strategic acquisitions. We now have more than 1,700 full-time equivalent employees in offices strategically located in Houston, Beaumont, Freeport, Midland and Dallas, Texas; Baton Rouge and Lake Charles, Louisiana; and Tulsa, Cleveland and Blackwell, Oklahoma and Calgary, Alberta, Canada.

     Available Information
     ---------------------
     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You can read and copy any materials filed with the SEC at its Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. You can obtain information about the operations from the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, which contains information we file electronically with the SEC, which can be accessed over the Internet at www.sec.gov. Our common stock is listed on the American Stock Exchange (AMEX: ENG), and you can obtain information about ENGlobal at the offices of the American Stock Exchange, 86 Trinity Place, New York, New York 10006-1872 or at their website www.amex.com.

     ENGlobal Website
     ----------------
     You can find financial and other information about ENGlobal at the Company's website at the URL address www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
     Section 13(a) or 15(d) of the Exchange Act are provided free of charge through the Company's website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the SEC.

     Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (iii) information concerning our Directors, and our Board Committees, including Committee charters, and (iv) information concerning transactions in ENGlobal securities by Directors and officers, is available on our website under the Investor Relations link. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. We will provide any of the foregoing information without charge upon written request to Investor Relations Officer, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

     Business Segments
     -----------------
     During 2005, we operated two business segments: engineering and systems. The respective contributions to our total sales in 2005, 2004 and 2003 for the engineering and the systems segments are summarized below.

                                         Percentage of Revenues
                                ----------------------------------------
          Segment (1)              2005           2004            2003
                                ---------      ---------       ---------
              Engineering            92.3%          89.8%           87.6%
              Systems                 7.7%          10.2%           12.4%
                                ---------      ---------       ---------
                                    100.0%         100.0%          100.0%
                                =========      =========       =========

     (1)  Does not include manufacturing segment, which was sold in December
          2003.

     The shift in the percentage of revenue between the engineering and systems business segments highlights the growth of the engineering segment over the last three years. Revenues from the systems segment remained constant from 2003 to 2004, and increased 17.2% from 2004 to 2005. Engineering revenues increased 23.3% and 61.4%, respectively, from 2003 to 2004 and 2004 to 2005.

     Engineering Segment
     -------------------

                                          ------------------------------
                                            2005       2004       2003
                                          ------------------------------
                                              (Amounts in thousands)
                                          ------------------------------
       Revenues from external customers   $215,698   $133,630   $108,380
       Operating profit                   $ 17,752   $ 10,512   $ 10,716
       Total assets                       $ 54,342   $ 46,122   $ 35,531


     General
     -------
     Our engineering segment offers engineering consulting services to clients in the petroleum refining, petrochemical, pipeline, production and process industries for the development, management and turnkey execution of engineering projects and provides inspection services throughout the United States. The engineering segment is currently comprised of the following wholly-owned subsidiaries of ENGlobal Corporation: ENGlobal Engineering, Inc. ("EEI"), RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc. ("RPM"), ENGlobal Construction Resources, Inc. ("ECR"), ENGlobal Technical Services, Inc. ("ETS"), ENGlobal Automation Group, Inc. ("EAG") and ENGlobal Canada ULC ("ENGlobal Canada"). EEI and RPM focus primarily on providing services to the downstream petroleum refining and petrochemical industry, including refineries and processing plants, upstream and midstream pipeline companies and gas processing plants. ECR primarily provides inspection services to industrial plants throughout the United States. ETS primarily provides Automated Fuel Handling Systems and services to branches of the U.S. military and public sector companies. EAG and ENGlobal Canada provide engineering services relating to the implementation of process controls, instrumentation, advanced automation and information technology projects. The engineering segment derives revenues primarily from fees charged for professional and technical services. As a service company, we are more labor than capital intensive. Our income results from our ability to generate revenues and collect cash under contracts for our employees' time in excess of any subcontract, pass-thru materials and equipment, non-labor costs and our selling, general and administrative (SG&A) expenses.

     The engineering segment has approximately 104 existing blanket service contracts pursuant to which it provides clients either with services on a time and materials basis or with services on a fixed fee, turnkey basis. Our engineering segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Dallas, Houston, Midland and Freeport, Texas; Tulsa, Cleveland and Blackwell, Oklahoma; and Calgary, Alberta. Our engineering segment also provides unique, custom-designed process related fabricated systems, designed to customer specifications.

     During 2003, as part of our plan to extend our geographical range and to serve the downstream petrochemical industries, such as the petroleum refining, petrochemical and process industries in the Freeport, Texas area, we acquired selected assets of Petro-Chem Engineering, Inc. ("Petro-Chem"). Petro-Chem had a staff of 55 engineers, designers, inspectors and support personnel engaged on contract projects with several Freeport area clients. This acquisition allowed us to expand into the Freeport area with experienced staff that has an established reputation. The Freeport office currently provides on-site engineering, design and support personnel to a leading chemical client that has facilities in Freeport and Port Arthur, Texas and in Geismar, Louisiana.

     During 2004, the engineering segment continued its geographical expansion with new offices in Dallas and Midland, Texas and Cleveland, Oklahoma, plus an additional office in Tulsa, Oklahoma. In January, through ETS, we acquired certain assets of Engineering Design Group, Inc. ("EDGI") located in Tulsa, Oklahoma. As a result of this acquisition, ETS now provides design, installation and maintenance services for various government and public sector facilities, the most active sector being Automated Fuel Handling Systems serving the U.S. military. In August 2005, we announced the expansion of EEI's operation in the sulfur recovery business in Dallas, Texas. In September, through ECR, we acquired certain assets of AmTech Inspection located in Midland, Texas. The new division's revenues are derived primarily from providing inspectors for regional refining and pipeline operations. In October, again through ECR, we acquired certain assets of Cleveland Inspection Services, Inc. ("CIS") located in Cleveland, Oklahoma. As a result of this acquisition, we now provide inspection and construction management services in support of the oil and gas, utility and pipeline industries.

     In March 2005, ENGlobal Engineering formed ENGlobal Automation Group, Inc. ("EAG") to provide services relating to the implementation of process control, advance automation and information technology projects providing our clients with a full range of services, including but not limited to, front-end engineering feasibility studies and the execution of turnkey engineering, procurement, and construction projects. By focusing on large-scope projects, EAG intends to pursue distributed control systems
     (DCS) conversion and new installation projects by utilizing its own resources as well as resources from both ENGlobal Engineering and ENGlobal Systems. EAG will promote our proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with newer DCS.

     In June 2005, we formed ENGlobal Canada, based in Calgary, Alberta, Canada. ENGlobal Canada is a wholly-owned subsidiary of EAG.

     Our engineering segment offers its expertise to a broad range of industrial clients. We participate in projects involving both the modification of existing facilities and construction of new facilities. Our predominant type of contract is a blanket services contract that typically provides our clients with engineering, procurement and project management services on a time and materials basis. We also enter into contracts to complete capital projects on a full service, turnkey basis. The engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. The engineering services that we provide include:

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

     The engineering segment offers a wide range of services from a single source provider. The segment uses an internal virtual private network so that employees in one location can work on projects based in other offices. This "work sharing" capability allows us to provide a greater depth and breadth of expertise to our clients and helps stabilize the workload in our various offices.

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

     Systems Segment
     ---------------

                                         ------------------------------
                                           2005       2004       2003
                                         ------------------------------
                                             (Amounts in thousands)
                                         ------------------------------
        Revenues to external customers   $ 17,887   $ 15,258   $ 15,339
        Operating profit (loss)          $    309   $    585   $    (38)
        Total assets                     $  6,159   $  7,806   $  3,913

     General
     -------
     Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The systems segment currently consists of ENGlobal Systems, Inc. ("ESI"). Beginning in 2005, the operations of ENGlobal Constant Power, ENGlobal Technologies, Inc. and Senftleber & Associates, LP were merged into ESI. The systems segment derives revenues primarily from fees on contracts for the design and assembly of control and instrumentation systems. Income from the systems segment is derived from our ability to generate revenues and collect cash on fixed price contracts in excess of our costs for labor, materials and equipment and transportation costs, plus our SG&A expenses.

     ESI's control and instrumentation systems are custom designed and include both conventional pneumatic and hydraulic control systems, as well as electronic, microprocessor-based controls employing programmable logic. Typical applications for control and instrumentation systems include oil and gas production safety systems; refinery, petrochemical and chemical plant controls; online process; analyzer packaging; fire and gas detection systems; pipeline facility controls; data acquisition systems; and control systems for various processing equipment. We perform all facets of control and instrumentation system design, engineering, assembly and testing in-house. Field installation and technical staff perform start-up and commissioning services, modification to existing systems, on-site training and routine maintenance procedures for client operating personnel.

     ESI previously provided products and services supporting the advanced automation and environmental technology fields. Advanced automation services provided by ESI included automation technology audits, consulting, advanced process controls and process computer services, multivariable control, optimization (on-line and off-line), neural net applications, operator training simulators, expert systems and on-site support. In January 2006, EAG assumed responsibility for the provision of these services.

     In January 2006 ESI acquired certain assets of Analyzer Technology International, Inc. ("ATI"), a Houston-based analyzer systems provider of online process analyzer systems. ATI will relocate its operation to ESI's Houston facility, which the Company expects will enable ESI's clients to perform a more efficient factory adaptable test by temporarily connecting both control and analyzer systems onsite prior to delivery. The addition of ATI will provide ESI with a greater presence in the process analyzer sector, especially for larger downstream opportunities of foreign grassroots projects.

     Competition
     -----------
     The systems segment has been impacted by price variations attributable to cyclical conditions in the oil and gas, petroleum and processing industries. In addition, during 2005, a large percentage of ESI's revenues were derived from fabrication, which has a lower profit margin than other services. ESI's control systems and modular facilities compete with similar systems built by other companies, most of which compete primarily on the basis of pricing.

     We believe that pricing, technical competence and ability to provide superior service are the primary bases of competition.

     Acquisitions and Sales
     ----------------------
     We have grown our business over the past several years through both internal initiatives and through strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and the range of services that we provide to our clients; and (ii) gain access to new geographic areas. We expect to continue evaluating and assessing acquisition opportunities that will either complement our existing business base or that will provide the Company with additional capabilities or geographical coverage. We believe that strategic acquisitions will enable us to more efficiently serve the technical needs of national and international clients and strengthen our financial performance. The following table lists the businesses we have acquired during the three-year period ended December 31, 2005.

         Name/Location/Business Unit            Date Acquired            Primary Services
         ---------------------------            -------------            ----------------

            Petro-Chem Engineering                July 2003        Onsite Design and Engineering
                 Freeport, TX
        Operates as a Division of ECR

        Senftleber & Associates, L.P.           October 2003            Onsite Programmers
                Washington, TX
        Operates as a Division of EAG

        Engineering Design Group, Inc.          January 2004      Automated Fuel Handling & Tank
                  Tulsa, OK                                               Gauging Systems
        Operates as ETS, formerly EDG

            AmTech Inspection, LLC             September 2004       Onsite Inspection and Plant
                 Midland, TX                                            Process Safety Mgt
        Operates as a Division of ECR

     Cleveland Inspection Services, Inc.        October 2004        Onsite Pipeline Inspection
                Cleveland, OK
        Operates as a Division of ECR

       Instrument Services Company, LLC         November 2004          Onsite Instrument and
                  Tulsa, OK                                           Electrical Technicians
        Operates as a Division of ETS

          InfoTech Engineering, LLC             December 2004       Advanced Automation System
               Baton Rouge, LA                                                Design
        Operates as a Division of EAG

     Business Strategy
     -----------------
     Our objective is to strengthen the Company's position as a leading engineering and consulting services provider while enhancing the services we offer and expanding our geographic presence. To achieve this objective, we have developed a strategy comprised of the following key elements:

          o Continue to Recruit and Retain Qualified Personnel. We believe recruiting and retaining qualified, skilled professionals is crucial to our success and growth. As a result, we have dedicated staff focused on recruiting personnel with experience in the energy industry. We have also used inter-company recruiting to retain key personnel.

          o Improve Utilization of Resources. We have developed a work-sharing program through the use of an internal virtual private network that gives our clients access to technical resources located in any of our offices and allows for higher utilization of our resources. We believe the work-sharing program has reduced employee turnover and provides for a more stable work environment. We are also moving toward standardization of engineering processes and procedures among our offices, which we believe will enhance our work-sharing ability and provide our clients with more consistent and higher quality services.

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

          o Maintain High Quality Service. To maintain high quality service, we focus on being responsive to our customers, working diligently and responsibly, and maintaining schedules and budgets. The Company has a quality control and assurance program to maintain standards and procedures for performance and documentation and to audit and monitor compliance with procedures and quality standards.

          o Expand and Enhance Technical Capabilities. We believe that it is important to develop our capabilities in advanced computer-aided process simulation, design and drafting. To achieve this objective, we have purchased computer hardware and software from several suppliers in order to have the latest platforms for the design of plant systems. This initiative should enhance our marketing position with many of our customers who are currently utilizing these design platforms.

          o Pursue Balanced Growth. We continue to pursue balanced growth for our business, utilizing both external acquisitions as well as internal measures as a means of future growth. The internal measures will include an active business development program, together with initiatives to start new business operations. We also pursue acquisitions that will allow us to offer expanded engineering and control system services to a broad energy complex, increase our technical capabilities, grow our business geographically and improve our market share.

          o Continue to Increase Name Recognition. We intend to continue to present a more cohesive image and continue to increase name recognition. All of ENGlobal's operating subsidiaries have adopted "ENGlobal" as part of their name, and newly acquired entities will adopt ENGlobal as a part of their name within 12 to 18 months of their acquisition.

     Sales and Marketing
     -------------------
     Our various subsidiaries derive revenues primarily from two sources: (1) in-house direct sales and (2) referrals from existing customers and industry members and manufacturing representatives. Our in-house sales managers are assigned to industry segments and territories within the United States. Management believes that this method of selling should result in increased account penetration and enhanced customer service, which should, in turn, create and maintain the foundation for long-term customer relationships. Our growth depends in large measure on our ability to attract and retain qualified sales representatives and sales management personnel. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

     Products and services are also promoted through general and trade advertising, participation in trade shows and through on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal site provides information about both of our operating segments. We use in-house resources to maintain and update our website and our subsidiaries' web sites on an ongoing basis. Through the ENGlobal website, we seek to provide visitors with a single point of contact for obtaining information on the services and products offered by the ENGlobal family of companies.

     Our business development department focuses on building long-term relationships with customers and providing customers with product application, engineering and after-the-sale services. Additionally, we seek to capitalize on cross-selling opportunities between our various subsidiaries. Sales leads are often jointly developed and pursued by the sales personnel from a number of these subsidiaries.

     Much of our business is repeat business and we are introduced to new customers in most cases by referrals from existing customers and industry members. The Company believes that our acquisition program, although small, has the benefit of expanding our existing customer base.

     We currently employ 17 full-time professional in-house marketers in our business development department who concentrate on the engineering services segment, and 6 full-time professional in-house marketers in our systems segment. We have retained business development agents in the Middle East and the United Kingdom. We have also formed alliances, which include marketing activities, with other engineering and construction firms in Mexico City and South America.

     Customers
     ---------
     Our customer base consists primarily of Fortune 500 companies representing a variety of industries in the United States. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenues in any given year or over a period of several consecutive years due to major engineering projects. For example, during 2005, 37% of our total revenues were attributable to a large EPC project completed by our engineering segment and our systems segment for one major refining and petrochemical client and its subsidiaries.

     We have had success undertaking new projects for prior clients and providing ongoing services to clients following the completion of the projects.

     Nevertheless, in order to generate revenues in future years, we must continue efforts to obtain new engineering projects. Historically, we have not generated significant revenues from government clients. We hope that our 2004 acquisition of Engineering Design Group, Inc. will allow us to increase revenues from the government market beyond the $2.0 million in revenue that we generated in 2005.

     In recent years, the continuing trend among engineering clients and their industry counterparts has been toward outsourcing and sole sourcing. This trend has fostered the development of ongoing, longer-term arrangements with clients, rather than one-time limited engagements. These arrangements are often referred to as partnering relationships, alliances or sole source contracts, and vary in scope, duration and degree of commitment. For example, engagements may provide for:

          o    a minimum number of work man-hours over a specified period;
          o the provision of at least a designated percentage of the client's requirements;
          o the designation of the Company as the client's sole source of engineering at specific locations; or
          o a non-binding preference or intent, or a general contractual framework, for what the parties expect will be an ongoing relationship.

     Despite their variety, we believe that these partnering relationships have a stabilizing influence on our service revenues. At present, we maintain some form of partnering or alliance arrangement with 16 major oil and chemical companies. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business would be materially adversely affected.

     In the systems segment, our clients include end-users and operators of facilities relating to oil and gas products, pipelines, refineries, chemical companies and processing plants. Other clients include equipment manufacturers, construction contractors and other engineering firms that incorporate our control systems into facilities and products that they design, construct and manufacture. As in the engineering segment, in any given year, a small number of clients may account for a large percentage of the systems segment's revenues for that year, depending on the number of major projects undertaken. Though the systems segment frequently receives work from repeat clients, its client list may vary significantly from year to year.

     Our ten largest customers, who vary from one period to the next, accounted for 78% of our total revenue in both 2005 and 2004.

     We do not have any long-term commitments from these clients and sales of products from the systems segment are typically made according to the client's specifications on a purchase order basis. Our potential revenues are, therefore, dependent on continuing relationships with these customers.

     Contracts
     ---------
     We generally enter into two principal types of contracts with our clients: time and materials contracts and fixed-price contracts. In fiscal 2005, 88% and 12% of our net revenue was derived from time and materials and fixed-price contracts, respectively. Our various clients determine which type of contract we will enter into for a particular engagement.

          o Time and Materials. Under our time and materials contracts, we are paid for labor at either negotiated hourly billing rates or reimbursed for allowable hourly rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Some of these contracts may have upper limits, referred to as "not to exceed." If our costs generate billings that exceed the contract ceiling or are not allowable, we will not be able to obtain reimbursement for any excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

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

     Backlog
     -------
     Backlog represents gross revenue of all awarded contracts that have not been completed and will be recognized as revenues over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.

     At December 31, 2005, our backlog was $170 million compared to an estimated $135 million at December 31, 2004. We estimate that approximately 75% of the backlog at December 31, 2005 will be recognized during fiscal 2006.

     The backlog at December 31, 2005 consists of $165 million with commercial customers and $5 million with the United States Federal Government. Backlog on the federal programs includes only the portion of the contract award that has been funded by the U.S. Government.

     Backlog includes gross revenue under two types of contracts: (1) contracts for which work authorizations have been received on a fixed-price basis and not-to-exceed projects that are well defined, and (2) time and material evergreen contracts at an assumed 12 month run-rate, where we place employees at our clients' site to perform day-to-day project efforts.

     Customer Service and Support
     ----------------------------
     We provide service and technical support to our customers in varying degrees depending upon the business line and on customer contractual arrangements. The Company's technical staff provides initial telephone support services for its customers. These services include isolating and verifying reported product failures and authorizing repair services in support of customer requirements. We also provide on-site engineering support if a technical issue cannot be resolved over the telephone. On projects for which we have provided engineering systems, we provide worldwide start-up and commissioning services. We also provide the manufacturers' limited warranty coverage for products we re-sell.

     Dependence Upon Suppliers
     -------------------------
     Our ability to provide clients with services and systems in a timely and competitive manner depends on the availability of products and parts from our suppliers at competitive prices and on reasonable terms. Our suppliers are not obligated to have products on hand for timely delivery nor can they guarantee product availability in sufficient quantities to meet our demands. There can be no assurance that we will be able to obtain necessary supplies at prices or on terms we find acceptable. However, in an effort to maximize availability and maintain quality control, we generally procure components from multiple distributors.

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

     Patents, Trademarks, Licenses
     -----------------------------
     Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. The U.S. Patent and Trademark Office approved our application for the uses of "ENGlobal" and "Integrated Rack" in September 2004 and March 2005, respectively. In addition, we have pending trademark applications on file with the U.S. Patent and Trademark Office for the names "Flare-Mon" and "Purchased Data." There can be no assurance that the protective measures we currently employ will be adequate to prevent the unauthorized use or disclosure of our technology, or the independent third party development of the same or similar technology. Although our competitive position to some extent depends on our ability to protect our proprietary and trade secret information, we believe that other factors, such as the technical expertise and knowledge base of our management and technical personnel, as well as the timeliness and quality of the support services we provide, will also help us to maintain our competitive position.

     Government Regulations
     ----------------------
     The Company and certain of our subsidiaries are subject to various foreign, federal, state, and local laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration. The Company and members of its professional staff are subject to a variety of state, local and foreign licensing, registration and other regulatory requirements governing the practice of engineering. Currently, we are not aware of any situation or condition relating to the regulation of the Company, its subsidiaries, or personnel that we believe is likely to have a material adverse effect on our results of operations or financial condition.

     Employees
     ---------
     As of December 31, 2005, the Company and its subsidiaries employed 1,724 individuals. Of these employees, 23 were employed in sales and marketing; 918 were employed in engineering and related positions; 174 were employed in technical production positions; 273 were employed as inspectors; 256 were employed as project support staff; and 80 were employed in administration, finance and management information systems. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be, critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 1A.    RISK FACTORS

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

          We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do, which, in some instances, gives them a competitive advantage over us.

          The failure to attract and retain key professional personnel could adversely affect the Company.

          Our success depends on attracting and retaining qualified personnel in a competitive environment. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future. Failure to retain or attract such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows. This is a major risk factor that could materially impact our operating results.

          Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.

          We generally enter into two principal types of contracts with our clients: time and materials contracts and fixed-price contracts. Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen expenditures or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Our ability to secure change orders on scope changes and our ability to invoice for such changes poses an additional risk. In fiscal 2005, approximately 12% of our net revenue was derived from fixed-price contracts.

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

          Revenue recognition for a contract requires judgment relative to assessing the contract's estimated risks, revenue and costs, and technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance. This is a major risk factor that could materially impact our operating results.

          Economic downturns could have a negative impact on our businesses.

          Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the petroleum refining, petroleum chemical and pipeline industries and in other industries that we provide services to. During economic downturns in these industries, our customer's ability to engage us may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole or key markets targeted by us.

          Our dependence on one or a few customers could adversely affect us.

          One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenues in any one year or over a period of several consecutive years. In 2005, approximately 44% of our revenues were from one client, approximately 12% of our revenues were from another client and another 12% were from a third client. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected. Additionally, we have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

          Additional acquisitions may adversely affect our ability to manage our business.

          Acquisitions have contributed to our growth over the past three years and we plan to continue making acquisitions in the future on terms management considers favorable to us. The successful acquisition of other companies involves an assessment of future revenue opportunities, operating costs, economies and earnings after the acquisition is complete, potential industry and business risks and liabilities beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with our assessments, we perform reviews of the subject acquisitions we believe to be generally consistent with industry practices. These reviews, however, may not reveal all existing or potential problems, nor will they permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms. We may not successfully integrate future acquisitions. Any acquisition may require substantial attention from our management, which may limit the amount of time that management can devote to day-to-day operations. Our inability to find additional attractive acquisition candidates or to effectively manage the integration of any businesses acquired in the future could adversely affect our ability to grow profitably or at all.

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

          Providing engineering and design services involves the risk of contract, professional errors and omissions and other liability claims, as well as adverse publicity. Further, many of our contracts will require us to indemnify our clients not only for our negligence, if any, but also for the concurrent negligence and in some cases, sole negligence of our clients. We currently maintain liability insurance coverage, including coverage for professional errors and omissions. However, claims outside of or exceeding our insurance coverage may be made. A significant claim could result in unexpected liabilities, take management time away from operations, and have a material adverse impact on our cash flow.

          If the operating result of either segment is adversely affected, an impairment of goodwill could result in a write down.

          Based on factors and circumstances impacting ENGlobal and the business climate in which it operates, the Company may determine that it is necessary to re-evaluate the carrying value of its goodwill by conducting an impairment test in accordance with SFAS No. 142. The Company has assigned goodwill to its two segments based on estimates of the relative fair value of each segment. If changes in the industry, market conditions, or government regulation negatively impact either of the Company's segments resulting in lower operating income, if assets are harmed, if anticipated synergies or cost savings are not realized with newly acquired entities, or if any circumstance occurs which results in the fair value of either segment declining below its carrying value, an impairment to goodwill would be created. In accordance with SFAS No. 142, the Company would be required to write down the carrying value of goodwill.

          Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in value to existing stockholders of the shares they hold.

          Our Articles of Incorporation authorize our board of directors to issue up to an additional 48,058,056 shares of common stock and an additional 2,265,167 shares of preferred stock. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the American Stock Exchange requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue options as incentives under our 1998 Incentive Option Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the board of directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

          Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues or earnings.

          As of December 31, 2005, our backlog was approximately $170 million. We cannot assure investors that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Such backlog reductions would reduce the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

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

          We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and maintain discipline in our internal systems and controls. Industry trends and our strategy to pursue larger fixed-price EPC projects, our ability to manage and measure project performance will require us to strengthen our internal project and cost control systems within operations that have traditionally operated in a cost plus environment. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

          If we are not able to successfully manage internal growth initiatives, our business and results of operations may be adversely affected.

          Our growth strategy is to use our technical expertise in conjunction with industry trends. To support this strategy, the Company may elect to fund internal growth initiatives targeted at markets that the Company believes may have significant potential needs for the Company's services. The downside risks are that such initiatives could have a negative effect on current earnings until such initiatives reach critical mass or that industry trends have been misread or delayed and continued funding could have a negative impact on long term earnings.

          A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote.

          Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 40% of our outstanding common stock on a fully diluted basis. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

ITEM 1B.    UNRESSOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.     PROPERTIES

     Facilities
     ----------
     We lease space in 15 buildings in the U.S. and Canada totaling approximately 365,000 square feet, and we own an office building in Baton Rouge, Louisiana with 27,500 square feet. The leases have remaining terms ranging from monthly to six years and are at what we consider to be commercially reasonable rental rates. Our principal office locations are in Houston and Beaumont, Texas, and Tulsa, Oklahoma. We have other offices in Freeport, Midland and Dallas, Texas, Baton Rouge and Lake Charles, Louisiana, Cleveland and Blackwell, Oklahoma and Calgary, Alberta Canada. Approximately 214,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

     Our systems segment performs fabrication assembly in two shop facilities. One facility is in Houston, Texas with approximately 62,600 square feet of space and a second facility is in Beaumont, Texas with approximately 30,000 square feet of space.

     During 2005, we leased approximately 14,000 square feet of office space in Beaumont, Texas from a joint venture owned one-third by each of: ENGlobal Engineering, Inc., Michael L. Burrow (the Company's CEO), and a stockholder of the Company who owns less than 1% of the Company's stock. We believe that this lease was at a commercially reasonable rental rate. The lease was renewed in August 2005. In September 2005, the building was damaged by Hurricane Rita and all tenants have relocated to other locations. No further lease payments have been made by the Company since September 2005 and the insurance claim filed by PEI Investments remains unsettled.

     Below is a complete listing of the space leased and owned with the expiration dates of the leases.

            Location           Square Feet            Lease Expiration Date
        ----------------    -----------------        -----------------------
            Beaumont              42,880                      2011
                                  30,250                      2008
                                  23,616                      2010
                                  13,590                 Month to Month
               **                  2,300                      2006
            Houston               62,641                      2008
                                  48,979                      2011
            Midland                4,400                      2008
           Richardson             14,323                      2008
          Lake Charles            12,183                      2006
                                   1,140                      2007
             Tulsa                68,882                      2008
                                     678                      2007
           Cleveland               8,600                      2006
           Blackwell               1,800                 Month to Month
            Freeport              23,000                      2007
          Baton Rouge             27,500                      Owned
        Calgary, Alberta           5,157                      2010
                            -----------------
                                 391,919
                            =================
     ** Began January 10, 2006

     In March 2005, we entered into a lease agreement for the relocation of our corporate headquarters and Houston engineering office to a 33,759 square foot facility in North Houston. Effective June 1, 2005, approximately 60 employees moved to our new location at 654 North Sam Houston Parkway E, Suite 400, Houston, Texas 77060-5914, which can accommodate up to 150 employees with appropriate space planning. We executed a six-year lease requiring aggregate lease payments in excess of $2.3 million, with a right of refusal covering all remaining space in the building. In the second quarter of 2006, we expect to lease additional space in the same building for planned growth.

ITEM 3.     LEGAL PROCEEDINGS

     During 2005, the Company and its subsidiaries were successful in obtaining the dismissal of all but one of the remaining petitions filed against the Company and its subsidiaries in 2003, on behalf of former employees of Barnard and Burk, Inc. The Company believes that the remaining petition is without merit and immaterial to the Company's business and financial condition and plans to vigorously defend itself in this lawsuit.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Market Information and Holders
     ------------------------------
     The Company's common stock has been quoted on the American Stock Exchange ("AMEX") since June 16, 1998, and is currently traded under the symbol "ENG." From its initial listing on AMEX on June 16, 1998 to June 15, 2002, the Company's stock was traded under the symbol "IDS." Newspaper stock listings identify us as "ENGlobal."

     The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                       Fiscal Year Ended December 31
                            --------------------------------------------------
                                        2005                          2004
                            -------------------------- -----------------------
                                High          Low         High         Low
                            ------------ ------------- ---------- ------------
         First Quarter          2.87          2.04        2.32        1.96
         Second Quarter         4.03          2.01        2.43        1.44
         Third Quarter          9.10          3.69        1.75        1.20
         Fourth Quarter         8.75          5.87        3.19        1.21

     The foregoing figures, based on information published by AMEX, do not reflect retail mark-ups or markdowns and may not represent actual trades.

     In connection with our December 2001 merger with Petrocon, we issued 2,500,000 shares of Series A Preferred Stock, $0.001 par value per share, to Equus II Incorporated. In 2002 and 2003, we issued dividends to Equus in the form of 234,833 shares of Series A Preferred Stock. Effective August 2003, the Company exercised its right to convert all outstanding Series A Preferred Stock to 1,149,089 shares of common stock. The Series A Preferred Stock had fixed terms that were specific to the 2001 merger with Petrocon. Therefore, the Company intends to seek stockholder approval to eliminate the 2,265,167 shares of available and unissued Series A Preferred Stock from its capital structure.

     As of March 24, 2006, approximately 200 stockholders of record held the Company's common stock. We do not have current information regarding the number of holders of beneficial interest holding our common stock.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

     Equity Compensation Plan Information
     ------------------------------------
     The following table sets forth certain information concerning the Company's equity compensation plans as of December 31, 2005. See Note 11 in the attached financial statements.

                                                                                           Number of Securities
                                                                                         Remaining Available for
                                    Number of Securities to       Weighted-Average        Future Issuance Under
                                    be Issued Upon Exercise      Exercise Price of      Equity Compensation Plans
                                    of Outstanding Options,     Outstanding Options,     [Excluding Securities in
                                    Warrants and Rights (a)   Warrants and Rights (b)        Column (a)] (c)
                                    -----------------------   -----------------------  --------------------------
     Equity compensation plans
        approved by security
        holders                         1,438,234  (1)                 3.07                      509,260
                                    -----------------------                            --------------------------

     Dividend Policy
     ---------------
     The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with Comerica Bank preclude us from paying any dividends on our common stock while any debt under those agreements is outstanding. The payment of dividends in the future will depend on numerous factors, including the Company's earnings, capital requirements, operating and financial position and general business conditions.

     Dividends on outstanding shares of Series A Preferred Stock were paid on the last day of May in 2002 and 2003 in shares of stock of Series A Preferred Stock at a rate of 0.08 shares for each outstanding share of Series A Preferred Stock. The Company elected to convert all shares of preferred stock to 1,149,089 shares of common stock in August 2003.






--------------------
(1) Includes options issued through our 1998 Incentive Plan. For a brief description of the material features of the Plan, see Note 11 of the Notes to the Consolidated Financial Statements. Some of these options, also granted through the 1998 Incentive Plan were options granted as replacement options for outstanding Petrocon incentive options pursuant to the terms of the December 2001 Merger Agreement with Petrocon.

ITEM 6.     SELECTED FINANCIAL DATA

     Summary Selected Historical Consolidated Financial Data
     -------------------------------------------------------
     The following tables set forth our selected financial data. The data for the years ended December 31, 2005, 2004, and 2003 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part II, Item 8, Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this document. In addition, the merger with Petrocon in December 2001 should be considered in connection with your review of this information.

     Note: Due to the sale of Thermaire, all items related to the previously reported manufacturing segment have been reclassified to discontinued operations in order to provide comparative results. Previously reported amounts will not agree to the amounts presented below except net income.

                                                                                   Years Ended December 31,
                                                              -------------------------------------------------------------
                                                                 2005         2004         2003        2002          2001
                                                              -------------------------------------------------------------
                                                                         (in thousands, except per share amounts)
                                                              -------------------------------------------------------------
     Statement of Operations
         Revenues
              Engineering                                     $ 215,698    $ 133,630    $ 108,380    $  74,971    $  14,235
              Systems                                            17,887       15,258       15,339       14,151        3,575
                                                              ---------    ---------    ---------    ---------    ---------
                  Total revenues                                233,585      148,888      123,719       89,122       17,810
                                                              ---------    ---------    ---------    ---------    ---------

         Costs and expenses
              Engineering                                       189,696      117,606       93,579       62,877       10,433
              Systems                                            15,616       13,090       13,167       11,840        3,107
              Selling, general and administrative                19,689       13,700       12,439       10,632        2,836
                                                              ---------    ---------    ---------    ---------    ---------
                  Total costs and expenses                      225,001      144,396      119,185       85,349       16,376
                                                              ---------    ---------    ---------    ---------    ---------
         Operating income                                         8,584        4,492        4,534        3,773        1,434
         Interest income (expense), net                            (800)        (590)        (784)        (821)          14
         Other income (expense), net                                116          118         (355)         143           14
         Foreign currency gain (loss)                                (2)        --           --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
         Income from continuing operations before provision
            for income taxes                                      7,898        4,020        3,395        3,095        1,462
         Provision for income taxes                               3,116        1,656        1,110        1,197          595
                                                              ---------    ---------    ---------    ---------    ---------
         Income from operations                                   4,782        2,364        2,285        1,898          867
         Income (loss) from discontinued operations, net of
            taxes                                                  --           --           (154)        (146)         115
         Income from disposal of discontinued operations           --           --             26         --           --
                                                              ---------    ---------    ---------    ---------    ---------
                  Net income                                  $   4,782    $   2,364    $   2,157    $   1,752    $     982
                                                              =========    =========    =========    =========    =========



ITEM 6.     SELECTED FINANCIAL DATA (Continued)

                                                                            Years Ended December 31,
                                                            --------------------------------------------------------
                                                               2005       2004        2003        2002        2001
                                                            --------------------------------------------------------
                                                                    (in thousands, except per share amounts)
                                                            --------------------------------------------------------
     Per Share Data
         Basic earnings (loss) per share
              Continuing operations                         $   0.20    $   0.10    $   0.09    $   0.07    $   0.07
              Discontinued operations                           --          --          --          --          --
                                                            --------    --------    --------    --------    --------
                  Net income per share                      $   0.20    $   0.10    $   0.09    $   0.07    $   0.07
                                                            ========    ========    ========    ========    ========

         Weighted average common
            shares outstanding - basic                        24,300      23,455      23,301      22,861      13,236

         Diluted earnings (loss) per share
              Continuing operations                         $   0.19    $   0.10    $   0.09    $   0.07    $   0.07
              Discontinued operations                           --          --          --          --          --
                                                            --------    --------    --------    --------    --------
                  Net income per share                      $   0.19    $   0.10    $   0.09    $   0.07    $   0.07
                                                            ========    ========    ========    ========    ========

         Weighted average common
            shares outstanding - diluted                      25,250      23,786      23,734      23,013      13,236

     Cash Flow Data
         Operating activities, net                          $   (920)   $ (2,391)   $  6,557    $  1,302    $    744
         Investing activities, net                            (2,417)     (1,811)       (471)     (1,290)          5
         Financing activities, net                             3,492       4,170      (6,122)     (1,182)        253
         Exchange rate changes                                    (4)       --          --          --          --
                                                            --------    --------    --------    --------    --------
              Net change in cash and cash equivalents       $    151    $    (32)   $    (36)   $ (1,170)   $  1,002
                                                            ========    ========    ========    ========    ========

     Balance Sheet Data
         Working capital                                    $ 21,825    $ 14,503    $  6,505    $  8,416    $  5,703
         Property and equipment, net                        $  6,861    $  5,262    $  4,302    $  4,779    $  4,095
         Total assets                                       $ 75,936    $ 57,261    $ 42,530    $ 40,068    $ 38,286
         Long-term debt, net of current portion             $  5,228    $ 15,585    $  7,506    $ 12,580    $  1,357
         Long-term capital leases, net of current portion   $   --      $   --      $     12    $     17    $     48
         Stockholders' equity                               $ 39,865    $ 20,051    $ 18,175    $ 13,389    $ 11,846




                                       25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K.
     Note 18 to the Financial Statements contains segment information.

     Overview
     --------
     We furnish engineering consulting and control system services to the petroleum refining, petrochemical, pipeline, production and processing industries. Our business consists of two segments: engineering and systems. Our engineering segment offers engineering consulting services to clients for the development, management and turnkey execution of engineering projects, construction management, and inspection services. Our systems segment designs, assembles, programs, installs, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries.

     The Company's revenue is composed of engineering, construction and procurement service revenue and product sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed-price contracts.

     In the course of providing our services, we routinely provide engineering, materials, equipment and may provide construction services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue may not be indicative of business trends.

     For analytical purposes only, we have historically segregated from our total revenue the revenues derived from material assets or companies acquired during the first 12 months following their respective dates of acquisition and referred to such revenue as "Acquisition" revenue. We also segregate gross profits and SG&A expenses derived from material assets or company acquisitions on the same basis as we segregate revenues. We analyze, for internal purposes only, the percentage of our revenue that comes from staffing services versus the percentage that comes from engineering services, as engineering services have a higher margin than staffing services.

     Operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operation.

     Corporate SG&A expense is comprised primarily of marketing costs, as well as costs related to the executive, governance/investor relations, finance, accounting, safety, human resources, project controls and information technology departments and other costs generally unrelated to specific client projects, but which can vary as costs are incurred to support corporate activities and initiatives.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION (Continued)

     Results of Operations
     ---------------------
     The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations and indicates the percentage of total revenue for each item. The manufacturing segment is reported in "Income/(Loss) from Discontinued Operations."

                                                                                  Years Ended December 31,
                                                          ------------------------------------------------------------------------
                                                                  2005                      2004                     2003
                                                          ---------------------     ---------------------    ---------------------
                                                             Amount       %           Amount        %           Amount       %
                                                          ------------------------------------------------------------------------
                                                                                       (in thousands)
                                                          ------------------------------------------------------------------------
     Revenue
         Engineering                                      $    203,640    87.2      $   124,507     83.6     $    106,895    86.4
         Systems                                                17,887     7.7           13,965      9.4           14,892    12.0
         Acquisition                                            12,058     5.2           10,416      7.0            1,932     1.6
                                                          -------------             ------------  -------    ------------- -------
              Total revenue                               $    233,585   100.0      $   148,888    100.0     $    123,719   100.0
                                                          =============             ============             =============

     Gross profit
         Engineering                                      $     24,780    12.2      $    14,351     11.5     $     14,652    13.7
         Systems                                                 2,271    12.7            2,168     15.5            2,109    14.2
         Acquisition                                             1,222    10.1            1,673     16.1              212    11.0
                                                          -------------             ------------             -------------
              Total gross profit                          $     28,273    12.1      $    18,192     12.2     $     16,973    13.7
                                                          =============             ============             =============

     Selling, general and administrative
         Non-acquisition                                  $     18,863     8.5      $    11,866      8.0     $     12,274     9.9
         Acquisition                                               826     6.9            1,834      1.2              165     0.1
                                                          -------------             ------------             -------------
              Total                                       $     19,689     8.4      $    13,700      9.2     $     12,439    10.1
                                                          =============             ============             =============

     Income from continuing operations                    $      4,782     2.1      $     2,364      1.6     $      2,285     1.8
     Income (loss) on discontinued operations                        -       -                -        -             (128)   (0.1)
                                                          -------------             ------------             -------------
              Net income                                  $      4,782     2.1      $     2,364      1.6     $      2,157     1.7
                                                          =============             ============             =============

     Total revenue increased 56.9% or $84.7 million from 2004 to 2005.

     Overall gross profit increased 55.5%, or $10.1 million, from 2004 to 2005.

     Total SG&A expense increased 43.8%, or $6.0 million, in 2005. Income from continuing operations increased 102.3%, or $2.4 million.


                                       27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     ---------------------------------------------------------------------

         Total Revenue
         -------------
         Engineering revenue accounted for 87.2% of our total revenue for the year, increasing $79.1 million from $124.5 million in 2004 to $203.6 million in 2005.

         The increase in engineering revenue was primarily brought about by increased activity in the engineering and construction markets. Refining related activity has been particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Acquisitions in the fourth quarter of 2004, together with our client's increased demand for in-house technical and inspection resources, stimulated growth in our staffing services division where revenues increased 58.8%, or $21.4 million, from $36.4 million in 2004 to $57.8 million in 2005.

         Revenue from procurement services increased 55.5%, or $21.3 million, from 2004 to 2005 and contributed 25.1%, or $21.3 million, of the increase in total engineering revenue during the same period. The level of procurement services will vary depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services on the larger EPC contracts.

         In 2005, the Company was awarded two significant fixed-price engineering, procurement and construction ("EPC") projects in the refining industry that includes procurement and subcontractor activities within our scope of work. The shift to more fixed-price, EPC type projects is expected to continue into 2006 and beyond as clients look to sole source responsibility on the larger projects.

         The systems segment contributed 7.7% of our total revenue for the year, as its revenue increased $3.9 million, or 27.9%, from $14.0 million in 2004 to $17.9 million in revenue in 2005. A general turnaround in the oil and gas industry has helped to increase the demand for ESI's services. Projects from one major supplier of distributed control systems ("DCS") equipment, together with projects from a large engineering and construction firm, contributed most of the increase in revenue in 2005. The completion of turnkey remote instrument enclosures ("RIE's") from projects awarded in the fourth quarter of 2004 contributed $4.7 million to ESI's revenue in 2005. Backlog for ESI at December 31, 2005 reached $9.1 million.

         Acquisition revenue, representing only 5.2% of total revenue for 2005, increased 15.8%, or $1.6 million, during the comparable periods, primarily from nine months of revenue generated in 2005 through acquisitions completed in the 4th quarter of 2004.

         We formerly operated a third segment, the manufacturing segment. Certain assets of this segment were sold in December 2003 and its financial results during 2003 are reported in "Income/(Loss) from Discontinued Operations."

         Gross Profit
         ------------
         Total gross profit increased $10.1 million, or 55.5%, from $18.2 million in 2004 to $28.3 million in 2005 although, as a percentage of total revenue, decreased slightly from 12.2% to 12.1% during the same period.

         Gross profit from engineering increased $10.4 million, or 72.2%, from $14.4 million in 2004 to $24.8 million in 2005 and, as a percentage of revenue, increased from 11.5% in 2004 to 12.2% in 2005. Gross profit was negatively impacted by approximately $249,000 during 2005 due to start-up expenses and non-reimbursable proposal activity conducted by two of the Company's internal start-up initiatives, ENGlobal Sulfur Group and ENGlobal Automation Group. The staffing services division increased gross profit $2.4 million, or 55.8%, from $4.3 million in 2004 to $6.7 million in 2005 on margins remaining relatively stable over the comparable periods, although such margins are approximately 1% lower than average margins on all other engineering revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

         We earn a lower margin on procurement services as compared to the margin we earn on our core engineering services. In 2005, $21.5 million, or 25.1% of the increase in our total revenue was from procurement services, providing a 1.7% gross profit margin. Comparably, gross profit margin on core engineering services was 12.1%. In 2004, procurement services produced a .4% gross profit margin. Due to the increase in procurement services in 2005 over 2004, our overall gross profit, as a percentage of total revenue, was negatively impacted by 4.0% and 3.6%, respectively.

         Again, the shift to more fixed-price EPC type projects will negatively impact engineering gross profit as a percentage of revenue because higher historical cost plus margins on engineering labor recognized during the period in which it was earned will now be combined with the lower margins on procurement services and construction subcontractor charges and recorded throughout the overall duration and completion of the projects.

         Gross profit for our systems segment increased $103,000, or 4.5%, from $2.2 million in 2004 to $2.3 million in 2005. However, as a percent of revenue, gross profit decreased by 2.8% from 15.5% in 2004 to 12.7% in 2005. The lower margin in 2005 is a result of several factors. The increase in the workload created a shortage in shop labor which was filled by hiring contract labor leading to inefficiencies and rework. This led to overruns in shop labor on projects, thus dropping margins below already tight budgeted margins. Secondly, with the increase in proposal work, estimates of material and labor cost were underestimated, thus causing lower profit margins. Lastly, market pressures have driven down margins on projects overall. Corrective measures have been taken during the first quarter of 2006 to replace all contract labor with more stable, direct-hire employees. Additional staffing and systems within the estimating and proposal group should improve proposal pricing.

         During the fourth quarter, ESI experienced delays in receiving major components for a project that were being supplied by a third party vendor. As a result, the work ESI expected to perform on such project during 2005 will be completed in 2006, resulting in a corresponding delay in our recognition of revenues and profits.

         One current project representing 25% of the systems segment's backlog at December 31, 2005 has a 13.6% budgeted margin.

         Selling, General and Administrative ("SG&A") Expenses
         -----------------------------------------------------
         Selling, general and administrative expenses increased $6.0 million, or 43.8%, from $13.7 million in 2004 to $19.7 million in 2005, primarily due to increases in salaries and burdens, facilities and office expenses, and travel. However, as a percent of revenue, SG&A decreased .8% from 9.2% in 2004 to 8.4% in 2005.

         Salaries and burden expenses increased $3.6 million in 2005 over 2004. $1.0 million of this increase was related to additional incentives paid under the 2005 incentive plans. An additional $1.0 million of the increase was due to increases in corporate salaries, primarily in Business Development, Accounting and Project Controls, to support Company growth. The remainder of the increase came from increases in operation salaries and burdens primarily due to increases in administrative staffing from acquisitions, EAG's start-up during the year, ESI's expansion into the Beaumont area, and increases in their administrative support staffing in the Houston facility; plus additional overhead due to the growth of EEI's offices in Beaumont and Tulsa.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

         Facilities and office expenses increased $1.4 million in 2005 over 2004 due to the expansion of EEI's offices in Tulsa, Houston, Dallas, and Beaumont to meet both current and projected growth requirements, plus the additional cost of facilities utilized by acquisitions made in the fourth quarter of 2004.

         Increased business development activity pushed marketing and travel expenses up by almost $500,000 in 2005 over similar expenses in 2004.

         Operating Profit
         ----------------
         Operating profit increased $4.1 million to $8.6 million in 2005 as compared to $4.5 million in 2004, increasing, as a percentage of total revenue, from 3.0% in 2004 to 3.7% in 2005. Although operating profit for 2005 exceeded operating profit for 2004, our net operating profit for the fourth quarter of 2005 was down approximately $1.2 million, or 39%, over third quarter operating results, primarily due to losses of approximately $659,000 in start-up expenses and non-reimbursable proposal activity conducted by two of the Company's internal start-up initiatives, ENGlobal Sulfur Group and EAG. For 2005, the combined operating loss for both groups was approximately $817,000.

         Other Income (Expense)
         ----------------------
         Other income decreased from $118,000 in 2004 to $116,000 in 2005. The income in 2004 resulted from a legal settlement. The income in 2005 was derived from distributions from PEI Investments, insurance proceeds from Hurricane Rita losses, and income from the sale of assets, partially offset by a reclassification of financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     ---------------------------------------------------------------------

         Total Revenue
         -------------
         Total engineering revenue accounted for 83.6% of our total revenue for the year, increasing $17.6 million from $106.9 million in revenue in 2003 to $124.5 million in revenue in 2004.

         Revenue from procurement services increased $9.2 million in 2004, or 52% of the total increase in engineering revenue. This was the result of additional revenue of $25.5 million on a co-generation project that began in 2003, offset by $16.3 million in lower revenue from a cyclohexane project that began in 2002. The remaining increase of $8.4 million in revenue came from an additional $4.9 million through the Tulsa office, $2.4 million through the Beaumont office and $1.1 million from all other office locations. Our engineering segment has been successful in obtaining major projects in the petroleum refining industry in the mid-continent area for the Tulsa office, but we do not currently have a project that would replace the co-generation project when it is completed in the Beaumont office.

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

         Gross Profit
         ------------
         Gross profit from our engineering segment decreased $301,000 from $14.7 million in 2003 to $14.4 million in 2004. Gross profit declined as a percent of revenue from 13.7% in 2003 to 11.5% in 2004. This decrease was the result of higher non-project labor cost invested in estimating larger EPC projects and in internal growth initiatives such as low sulfur diesel. Margins from our field service operations were lower by .3% primarily due to the impact of integration costs and recognition of lower profits on $3.3 million in revenue generated by the acquisition of CIS during the last quarter of 2004.

         Gross profit for our systems segment increased $100,000 or 4.8% from $2.1 million in 2003 to $2.2 million in 2004. Competitive market pressures on pricing, project management, cost containment against project budgets, and stronger support service controls continue to provide challenges for management in response to growth initiatives and record backlog levels. The acquisition of contract rights and other assets from InfoTech during the fourth quarter of 2004 could have a short-term negative impact on the systems segment's gross profit until new employees and new projects are fully integrated into the Company's operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

         Selling, General and Administrative ("SG&A") Expenses
         -----------------------------------------------------
         Selling, general and administrative expenses not related to acquisitions decreased $300,000 from $16.8 million in 2003 to $16.5 million in 2004. Depreciation expenses of $401,400 were reclassed from SG&A expenses to direct costs for presentation in the consolidated statements of income included herein in 2004. As depreciation expense in 2003 related to direct costs was immaterial, no reclassification was made for that year.

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

         SG&A expenses from acquisitions increased $1.7 million from $165,000 in 2003 to $1.8 million in 2004. SG&A expenses from acquired assets or companies during their first 12 months of operations within the Company have been recorded and are referred to as "Acquisition" under SG&A expenses. Acquisition SG&A in 2004 includes $1.3 million, $250,000, and $150,000 from EDG, CIS, Petro-Chem respectively, plus $100,000 for all other acquisition activity.

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


     Liquidity and Capital Resources
     -------------------------------
     Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. The Company's current credit facility is with Comerica Bank ("Comerica") and consists of a line of credit maturing July 27, 2007. The loan agreement positions Comerica as senior to all other debt. The line of credit is limited to $22.0 million subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. As of December 31, 2005, the outstanding balance on the line of credit was $3.8 million and we had working capital of $22.0 million. Our total long-term debt outstanding on December 31, 2005 was $5.2 million (see Note 8), a decrease from $15.6 million as of December 31, 2004. Under the terms and conditions of our revolving credit facility, as of December 31, 2005, we have additional borrowing capacity of approximately $12.0 million after consideration of borrowing base limitations and outstanding letters of credit of $6.2 million at December 31, 2005.

     On September 29, 2005, we entered into and closed on a definitive agreement to issue and sell 2,000,000 shares of our $.001 par value per share Common Stock in a private placement to Tontine Capital Partners, L.P., a Delaware limited partnership. The purchase agreement provided $14,000,000 in gross proceeds which were used to pay down our existing line-of-credit debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     The Company has been awarded a significant project with a central states refinery and entered into an Agreement for Engineering and Procurement Services to provide detailed engineering and procurement services for ultra low sulphur diesel fuel facilities on a cost reimbursable basis. The terms of the agreement require that any progress payments made by our client for engineered and manufactured project items must be secured by one or more irrevocable stand-by letters of credit issued on the account of ENGlobal. The project began in January 2005 and is scheduled to complete in the third quarter of 2006.

     The following table summarizes our contractual obligations as of December 31, 2005:

                                                               Payments Due by Period
                                              ---------------------------------------------------------
                                               2006      2007      2008      2009    2010 and    Total
                                                                                     thereafter
                                              -------   -------   -------   -------  ---------  -------
                                                                   (in thousands)
                                              ---------------------------------------------------------
     Long-term debt(1)                        $   910   $ 4,724   $   486   $   403   $  --     $ 6,523
     Operating leases                           2,227     2,482     1,520     1,507     1,772     9,508
                                              -------   -------   -------   -------   -------   -------
         Total contractual cash obligations   $ 3,137   $ 7,206   $ 2,006   $ 1,910   $ 1,772   $16,031
                                              =======   =======   =======   =======   =======   =======

     (1)Long-term debt includes future interest payments assuming the existing long-term debt and revolving credit facility remain outstanding with the interest rate in effect at December 31, 2005. The Company's interest rate on its revolving credit facility fluctuates with the prime rate.

     Cash Flow
     ---------
     Operating activities required the use of $920,000 and $2.4 million in net cash for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. Though a decline in revenues would be likely to adversely impact our cash flow from operations, we believe that future cash flows, our ability to manage the timing of acquisitions, and our borrowing capacity under our line of credit will allow us to meet cash requirements in 2006 and beyond. Future uses of cash in operations will continue to be primarily for labor and material costs required in connection with contract performance.

     Our cash flow has been negatively impacted beginning in the fourth quarter of 2005 by a slow-down in our ability to invoice certain clients primarily due to the temporary relocation of the accounting department to Houston in early October followed by its relocation to Beaumont in mid-November. In addition, we have experienced slower collections of our accounts receivable from our Beaumont and Lake Charles customers as a result of Hurricanes Rita and Katrina. The accounting and invoice functions are fully restored and we believe the collection situation is temporary pending recovery from the hurricanes.

     Investing activities used cash totaling $2.4 million in 2005, compared to $1.8 in 2004 and $500,000 in 2003. In 2005, our investing activities consisted of capital additions of $3.2 million primarily for computers and leasehold improvements to our offices. In the first quarter of 2005, we completed the sale of the Thermaire building, receiving $823,000 in cash from the sale. We used $625,000 in the fourth quarter of 2004 to complete the acquisitions of EDGI, AmTech, Cleveland Inspection Services, Inc., and InfoTech. Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software, and equipment, such as upgrades to computers. On December 31, 2005, we amended our line of credit to permit an increase in annual capital expenditure limits from $2.5 million to $3.25 million.

     Financing activities provided cash totaling $3.5 million and $4.2 million in 2005 and 2004, respectively. Financing activities used $6.1 million during 2003. Our primary financing mechanism is our revolving line of credit. The line of credit has been used principally to finance accounts receivable. During 2005, our borrowings, on the line of credit were $92.2 million, and we repaid an aggregate of $101.9 million on our short-term and long-term bank and other debt. On September 30, 2005, we reduced our outstanding line of credit by $13.5 million using cash generated from working capital and the sale of 2,000,000 shares of our Common Stock in a private placement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Future cash flows from financing activities are anticipated to be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations, obligations and payments received on accounts receivable. Payments on long-term debt, including interest for the coming year, are estimated to be $910,000.

     In addition, our cash flow was impacted during the fourth quarter of 2005 by our decision to pay $1.0 million in insurance renewals rather than financing that payment, by investing $1.0 million in capital expenditures and by funding our growth. We also extended hardship allowances in an aggregate amount of $192,000 to a number of our employees to assist them with hurricane recovery. Most of this amount has been repaid.

     The Company's requirement on its letters of credit for a major project has declined from $6.9 million in January 2006 to $3.1 million in February 2006. We believe that all letter of credit obligations on this project will be fulfilled by May 2006.

     There were no significant non-cash transactions in 2005. In 2004, non-cash transactions include $2.6 million notes payable issued related to acquisitions and $592,000 note payable issued for treasury stock. During 2003, our preferred stock was converted to common stock valued at $27 million. We also acquired insurance with notes payable of $198,000, $1.1 million, and $1.1 million in 2005, 2004, and 2003, respectively.

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

     Asset Management
     ----------------
     We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $46.2 million from $30.8 million as of December 31, 2005 and 2004, respectively, primarily due to increased revenue growth. The number of days outstanding for trade accounts receivable decreased from 62 days at December 31, 2004 to 59 days at December 31, 2005. Our actual bad debt expense has been approximately 0.05% and 0.02% of revenues for the periods ending December 31, 2005 and 2004. We increased our allowance for doubtful accounts from $476,000 to $503,000 or 1.5% and 1.1% of the trade accounts receivable balance for 2004 and 2005, respectively.

     Related Party Transactions
     --------------------------
     ENGlobal Engineering, Inc. leases office space from PEI Investments, a joint venture in which ENGlobal Engineering, Inc. has a one-third interest, Michael L. Burrow (the Company's CEO) has a one-third interest, and a stockholder who owns less than 1% of the Company's common stock has a one-third interest. Rentals paid under the lease were $105,000, $135,000 and $135,000 for 2005, 2004 and 2003, respectively. The lease was renewed in August 2005. In September 2005, the building was damaged by Hurricane Rita and all tenants have relocated to other locations. No further lease payments have been made by the Company since September 2005 and the insurance claim filed by PEI Investments remains unsettled.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Risk Management
     ---------------
     In performing services for our clients, we could potentially be liable for breach of contract, personal injury, property damage or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the concurrent negligence of our clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third-party property damage, professional errors and omissions, and workers compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

     Seasonality
     -----------
     Holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for engineering services or capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each new-year, which can depress results for the first quarter. Principally due to these factors, our revenues during the first and fourth quarters generally tend to be lower than in the second and third quarters.

     Critical Accounting Policies
     ----------------------------
         Revenue Recognition
         -------------------
         Because the majority of the Company's revenues are recognized under cost-plus contracts, significant estimates are generally not involved in determining revenue recognition. In addition, most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue.

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

         Goodwill
         --------
         A change in assumptions in the estimation of the fair market value of the segments would unlikely give rise to an impairment of goodwill without deteriorating operating results in the segments.

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

     Recent Accounting Pronouncements
     --------------------------------
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangement rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 11 to the Company's Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as "Special Purpose Entities" or "SPE's"). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2005, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2005 and 2004, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No
     107. There are no investments at December 31, 2005. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

     As of December 31, 2005 and 2004, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

     The Company's primary interest rate risk relates to its variable-rate line of credit debt obligation, which totaled $3.8 million and $13.5 million as of December 31, 2005 and 2004, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation (i.e., an increase from the actual average interest rate of 6.19% as of December 31, 2005, to an average interest rate of 6.81%), annual interest expense would have been approximately $47,000 higher in 2005 based on the annual average balance. The Company does not have any interest rate swap or exchange agreements.

     The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of December 31, 2005.

     Currently, the Company does not engage in foreign currency hedging activities. Transactions in Canadian dollars in our Canadian subsidiary have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company's international operations in other than U.S. dollars will be subject to foreign exchange risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

     The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2005 and 2004 and statements of income, cash flows and stockholders' equity for the three-year period ended December 31, 2005, are attached hereto and made part hereof.

                                      INDEX



                                                                        Page
                                                                   -------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  40

CONSOLIDATED BALANCE SHEETS
     December 31, 2005 and 2004                                          41

CONSOLIDATED STATEMENTS OF INCOME
     Years Ended December 31, 2005, 2004 and 2003                        42

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended December 31, 2005, 2004 and 2003                        43

CONSOLIDATED STATEMENTS OF CASH FLOW
     Years Ended December 31, 2005, 2004 and 2003                        44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   ON FINANCIAL STATEMENT SCHEDULE                                       67

SCHEDULE II
     Valuation and Qualifying Accounts                                   68

                                    REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
ENGlobal Corporation


We have audited the accompanying consolidated balance sheets of ENGlobal Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENGlobal Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


/s/ Hein & Associates LLP
-------------------------
Hein & Associates LLP

Houston, Texas
March 17, 2006


                                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2005 AND 2004


                                                    ASSETS
                                                    ------
                                                                                        2005            2004
Current Assets                                                                     ------------    ------------
     Cash                                                                          $    159,414    $      8,006
     Trade receivables, net                                                          46,248,458      30,839,597
     Prepaid expenses and other current assets                                        1,600,369       1,984,274
     Costs and estimated earnings in excess of billings on uncompleted contracts      4,148,275       1,113,330
     Deferred tax asset                                                                 305,258         640,380
     Inventories                                                                        153,968         172,715
     Assets held for sale                                                                  --           678,106
     Federal income taxes receivable                                                     52,818         118,000
                                                                                   ------------    ------------
         Total Current Assets                                                        52,668,560      35,554,408
Property and Equipment, net                                                           6,861,361       5,262,370
Goodwill                                                                             15,454,583      15,284,220
Non-current Deferred Tax Asset                                                           74,892            --
Other Assets                                                                            876,534       1,159,750
                                                                                   ------------    ------------

         Total Assets                                                              $ 75,935,930    $ 57,260,748
                                                                                   ============    ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
Current Liabilities
     Accounts payable                                                              $ 15,211,331    $ 10,512,123
     Accrued compensation and benefits                                                9,799,074       6,059,221
     Notes payable                                                                         --           839,606
     Deferred rent                                                                      361,292            --
     Current portion of long-term debt                                                  547,934         622,410
     Current portion of capital lease                                                      --             4,371
     Billings and estimated earnings in excess of costs on uncompleted contracts      3,775,625       2,313,954
     Other liabilities                                                                1,148,079         699,601
                                                                                   ------------    ------------
         Total Current Liabilities                                                   30,843,335      21,051,286
Long-Term Debt, net of current portion                                                5,227,976      15,585,152
Deferred Tax Liability                                                                     --           573,380
                                                                                   ------------    ------------

         Total Liabilities                                                           36,071,311      37,209,818
                                                                                   ------------    ------------
Commitments and Contingencies (Notes 9, 10, 12, 16, 19 and 20)
Stockholders' Equity
     Series A redeemable convertible preferred stock - $0.001 par value, with fair value of $1.00 per share; 2,265,167 shares authorized 2005 and
        2004, respectively; 0 shares issued and outstanding 2005 and 2004,
        respectively                                                                       --              --
     Common stock - $0.001 par value; 75,000,000 shares authorized; 26,289,567 and 23,466,839 shares outstanding and 26,941,944 and 24,119,216 issued
        at December 31, 2005 and 2004, respectively                                      26,941          24,119
     Additional paid-in capital                                                      27,230,332      12,198,215
     Retained earnings                                                               13,203,208       8,420,827
     Treasury stock - 652,377 shares at cost                                           (592,231)       (592,231)
     Accumulated other comprehensive income (loss)                                       (3,631)           --
                                                                                   ------------    ------------

         Total Stockholders' Equity                                                  39,864,619      20,050,930
                                                                                   ------------    ------------

         Total Liabilities and Stockholders' Equity                                $ 75,935,930    $ 57,260,748
                                                                                   ============    ============


                      See accompanying notes to these consolidated financial statements.


                                 ENGLOBAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME


                                                                      Years Ended December 31,
                                                          -----------------------------------------------
                                                               2005             2004             2003
                                                          -------------    -------------    -------------
Operating Revenues
     Engineering                                          $ 215,698,073    $ 133,630,281    $ 108,380,100
     Systems                                                 17,886,760       15,257,960       15,339,002
                                                          -------------    -------------    -------------
         Total Revenue                                      233,584,833      148,888,241      123,719,102
                                                          -------------    -------------    -------------

Direct Costs
     Engineering                                            189,696,352      117,606,309       93,578,716
     Systems                                                 15,615,821       13,089,874       13,166,811
                                                          -------------    -------------    -------------
         Total Direct Costs                                 205,312,173      130,696,183      106,745,527
                                                          -------------    -------------    -------------

Gross Profit                                                 28,272,660       18,192,058       16,973,575

Selling, General, and Administrative Expenses                19,688,765       13,700,088       12,439,408
                                                          -------------    -------------    -------------

Operating Income                                              8,583,895        4,491,970        4,534,167
     Interest Expense                                          (800,072)        (590,227)        (784,227)
     Other income (expense)                                     114,538          118,409         (355,175)
                                                          -------------    -------------    -------------
         Income from Continuing Operations
            before Provisions for Income Taxes                7,898,361        4,020,152        3,394,765

Provision for Income Taxes                                    3,115,980        1,655,763        1,109,496
                                                          -------------    -------------    -------------

Income from Continuing Operations                             4,782,381        2,364,389        2,285,269

Income/(Loss) from Discontinued Operations
     Loss from operations of discontinued segment,
        net of tax of $75,066                                      --               --           (154,615)
     Gain from sale of discontinued segment,
        net of tax of $12,834                                      --               --             26,434
                                                          -------------    -------------    -------------

         Net Income                                           4,782,381        2,364,389        2,157,088

         Preferred Dividends                                       --               --            131,100
                                                          -------------    -------------    -------------

Net Income Available for Common Stock                     $   4,782,381    $   2,364,389    $   2,025,988
                                                          =============    =============    =============

Basic Earnings per Share from Continuing Operations       $        0.20    $        0.10    $        0.09
Basic Earnings per Share from Discontinued Operations              --               --               --
                                                          -------------    -------------    -------------
     Basic Earnings per Share from Net Income             $        0.20    $        0.10    $        0.09
        Available for Common Stock
                                                          =============    =============    =============

Weighted Average Common Shares Outstanding for Basic         24,300,114       23,454,545       23,300,600
                                                          =============    =============    =============

Diluted Earnings per Share from Continuing Operations     $        0.19    $        0.10    $        0.09
Diluted Earnings per Share from Discontinued Operations            --               --               --
                                                          -------------    -------------    -------------
     Diluted Earnings per Share from Income               $        0.19    $        0.10    $        0.09
        Available for Common Stock
                                                          =============    =============    =============

Weighted Average Common Shares Outstanding for Diluted       25,250,487       23,785,939       23,733,807
                                                          =============    =============    =============


                   See accompanying notes to these consolidated financial statements.



                                               ENGLOBAL CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                                           Accumulated
                                       Common Stock          Additional   Comprehensive                                   Total
                               ---------------------------    Paid-In        Income        Retained       Treasury     Stockholders'
                                  Shares          Stock       Capital        (Loss)        Earnings        Stock          Equity
                               ------------   ------------  ------------  ------------   ------------   ------------   ------------
BALANCES-JANUARY 1, 2003         22,861,199   $     22,862  $  9,335,471  $       --     $  4,030,448   $       --     $ 13,388,781
  Preferred stock dividend             --             --            --            --         (131,098)          --         (131,098)
  Conversion of preferred stock
     2.38 preferred shares to
    each common share             1,149,089          1,148     2,733,685          --             --             --        2,734,833
  Exercise of stock options          24,000             24        25,226          --             --             --           25,250
  Net income                           --             --            --            --        2,157,088           --        2,157,088
                               ------------   ------------  ------------  ------------   ------------   ------------   ------------

BALANCES-DECEMBER 31, 2003       24,034,288         24,034    12,094,382          --        6,056,438           --       18,174,854
  Exercise of options                38,242             38        42,474          --             --             --           42,512
  Common stock purchased for
     treasury                      (652,377)          --            --            --             --         (592,231)      (592,231)
  Common stock issued through
     employee stock purchase
     plan                            46,686             47        61,359          --             --             --           61,406
  Net income                           --             --            --            --        2,364,389           --        2,364,389
                               ------------   ------------  ------------  ------------   ------------   ------------   ------------

BALANCES-DECEMBER 31, 2004       23,466,839         24,119    12,198,215          --        8,420,827       (592,231)    20,050,930
  Exercise of options               727,793            728     1,484,981          --             --             --        1,485,709
  Common stock issued through
    employee stock purchase
    plan                             94,935             94       231,044          --             --             --          231,138
  Common stock issued through
    private placement             2,000,000          2,000    13,071,092          --             --             --       13,073,092
  Tax benefit of non-qualified
    options exercised                  --             --         245,000          --             --             --          245,000
    Net income                         --             --            --            --        4,782,381           --        4,782,381
  Comprehensive income:
    Foreign currency
      translation adjustment           --             --            --          (3,631)          --             --           (3,631)
                               ------------   ------------  ------------  ------------   ------------   ------------   ------------

BALANCES-DECEMBER 31, 2005       26,289,567   $     26,941  $ 27,230,332  $     (3,631)  $ 13,203,208   $   (592,231)  $ 39,864,619
                               ============   ============  ============  ============   ============   ============   ============


                                See accompanying notes to these consolidated financial statements.


                                    ENGLOBAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,
                                                                       ---------------------------------------------
                                                                            2005            2004            2003
                                                                       -------------   -------------   -------------
Cash Flows from Operating Activities
     Net income                                                        $   4,782,381   $   2,364,389   $   2,157,088
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities -
         Depreciation and amortization                                     1,836,376       1,246,532         824,476
         Deferred income tax expense                                        (313,150)        254,000         542,000
         (Gain) Loss on disposal of property, plant and equipment           (131,732)          2,564         312,307
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                               (15,462,947)    (10,595,425)     (3,947,817)
         Inventories                                                          18,747         (54,375)        110,056
         Costs and estimated earnings in excess of billings               (2,980,859)        (90,604)      1,020,877
         Prepaid expenses and other assets                                   630,559         231,401         372,419
         Accounts payable                                                  4,699,207         691,093       5,695,662
         Accrued compensation and benefits                                 3,739,853       1,713,253         403,724
         Billings in excess of costs and estimated earnings                1,461,670       1,939,616        (437,506)
         Other liabilities                                                   326,655         128,114        (280,166)
         Income taxes receivable (payable)                                   473,523        (221,610)       (215,619)
                                                                       -------------   -------------   -------------
              Net cash provided by (used in) operating activities           (919,717)     (2,391,052)      6,557,501
                                                                       -------------   -------------   -------------
Cash Flows from Investing Activities
     Purchase of property and equipment                                   (3,229,925)     (1,195,588)     (1,146,351)
     Proceeds from sale of property                                             --              --           554,866
     Additional consideration for acquisitions                               (26,368)       (625,000)       (424,900)
     Proceeds from sale of equipment                                          15,400           9,897            --
     Proceeds from sale of Thermaire                                         823,350            --           545,198
                                                                       -------------   -------------   -------------
              Net cash used in investing activities                       (2,417,543)     (1,810,691)       (471,187)
                                                                       -------------   -------------   -------------
Cash Flows from Financing Activities
     Borrowings on line of credit                                         92,151,545     134,571,349     127,650,133
     Payments on line of credit                                         (101,907,187)   (126,597,915)   (132,178,422)
     Proceeds from issuance of common stock                               15,034,940         103,918          25,250
     Short-term borrowings (repayments)                                   (1,037,399)     (1,071,885)       (484,023)
     Capital lease repayments                                                 (4,371)        (12,478)         (4,364)
     Long-term debt repayments                                              (745,229)     (2,822,679)     (1,130,544)
                                                                       -------------   -------------   -------------
              Net cash provided by (used in) financing activities          3,492,299       4,170,310      (6,121,970)

Effect of Exchange Rate Changes on Cash                                       (3,631)           --              --
                                                                       -------------   -------------   -------------
              Net Change in Cash and Cash Equivalents                        151,408         (31,433)        (35,656)
Cash and Cash Equivalents - beginning of year                                  8,006          39,439          75,095
                                                                       -------------   -------------   -------------
Cash and Cash Equivalents - end of year                                $     159,414   $       8,006   $      39,439
                                                                       =============   =============   =============
Non-Cash Transactions
     Stock issued for preferred dividend                               $        --     $        --     $     146,833
     Insurance acquired with notes payable                                   197,794       1,092,096       1,085,363
     Conversion of preferred stock to common stock                              --              --         2,734,834
     Acquisition of assets of EDG, AmTech, CIS and InfoTech with
        issuance of notes payable                                               --         2,575,000            --
     Acquisition of treasury stock with note payable                            --           592,231            --
Supplemental Cash Flow Information
     Cash paid during the year for -
         Interest                                                      $     890,266   $     420,627   $     771,793
         State and federal income taxes                                    2,959,133       1,196,761         734,615
         Dividend payment                                                       --              --           105,040
         Refund from state franchise taxes                                    48,531            --              --


                     See accompanying notes to these consolidated financial statements.

                                                   44

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

          ENGlobal Corporate Services, Inc. ("ECS") - provides the corporate oversight function.

          ENGlobal Engineering, Inc. ("EEI") - provides general engineering, construction and procurement services for industrial customers primarily in the United States with specialties in the areas of distributive control systems, power distribution, process design and process safety management.

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

          ENGlobal Automation Group, Inc. ("EAG") - formerly ENGlobal Technologies, Inc. ("ETI") - provides service relating to the implementation of process controls, advanced automation, and information technology projects.

          ENGlobal Technical Services, Inc. ("ETS") - formerly ENGlobal Design Group, Inc. ("EDG") - provides design, installation and maintenance of various government and public sector facilities, the most active sector being Automated Fuel Handling Systems serving the U.S. Military.

          ENGlobal Canada, ULC - provides engineering services relating to the implementation of process controls, instrumentation, advanced automation and information technology projects.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash
     ----
     Cash includes cash in bank at December 31, 2005. The Company's banking system provides for daily replenishment of major bank accounts for check-clearing requirements. Accordingly, there were negative book balances of $2.0 million on December 31, 2005 and $3.3 million on December 31, 2004. Such balances result from outstanding checks that have not yet been paid by the bank and are reclassified to accounts payable in the accompanying consolidated balance sheets.

     Inventories
     -----------
     Inventories carried by our ESI subsidiary are composed primarily of raw materials and component parts (enclosures, electronics, PC boards and wire) and are carried at the lower of cost or market value, with cost determined on the first-in, first-out ("FIFO") method of accounting. Inventory is classified as assets held for sale on December 31, 2005 pending a sale of the ENGlobal Constant Power division of ESI which occurred in January, 2006.

     Revenue Recognition
     -------------------
     The Company's revenue is composed of engineering, construction and procurement service revenue and product sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed-fee contracts.

     On occasion, the Company, serving as an agent for the client, procures materials and equipment on behalf of the client and the cost of such materials and equipment is reimbursed with no mark-up or profit. In accordance with Statement of Position (SOP) 81-1, revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting, this "pass-through" type of transaction is reported net. During 2005 and 2004, pass-through transactions totaled $20.6 million and $15.9 million, respectively.

     Profits and losses on fixed-fee contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage-of-contract cost incurred to date relative to estimated total direct contract cost. Direct contract cost includes professional compensation and related benefits, materials, subcontractor services and other direct cost of projects. Any freight charges and inspection costs are directly charged to the project to which the charges relate. The cost recognized for labor includes all actual employee compensation plus a burden factor to cover estimated variable labor expenses for the year. These variable labor expenses consist of payroll taxes, self-insured medical plan expenses, workers compensation insurance, general liability insurance, and employee benefits for paid time off. The actual periodic cost for these expenses is adjusted at the end of each quarter to provide consistent cost recognition throughout the year.

     Variable costs such as travel, repairs and maintenance, supplies and depreciation directly related to producing revenues are included to arrive at gross profit.

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Occasionally, it is appropriate under SOP 81-1 to combine or segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and cost over the performance period of the combined contracts as if they were one. Contracts may be segmented if the customer had the right to accept separate elements of a contract and the total economic returns and risks of the separate contract elements are similar to the economic returns and risks of the overall contract. For segmented contracts, we recognize revenue as if they were separate contracts over the performance periods of the individual elements or phases.

     We have three major types of contracts:

     Cost-Plus, Labor Plus Fixed Mark-up
     -----------------------------------
     Under cost-plus, labor plus fixed mark-up contracts, clients are charged based on actual labor rates plus a fixed mark-up that includes estimated recoverable direct and indirect cost and a profit component, which is applied as a percentage of the recoverable labor, to arrive at a total dollar estimate in negotiating a cost-plus, labor plus fixed mark-up contract. We recognize revenue based on a multiple of the actual total number of labor hours completed on a project multiplied by the actual labor rates and multiplied by the negotiated fixed mark-up percentage, plus other non-labor costs at cost plus a fixed mark-up that we negotiate at the time of contract award. Aggregate revenue from cost-plus, labor plus fixed mark-up contracts may vary in scope and we generally must obtain a change order in order to receive additional revenue relating to any additional costs that exceed the original contract estimate (see "Change Orders").

     Cost-Plus, Fixed Labor Rate
     ---------------------------
     Under cost-plus, fixed labor rate contracts, clients are charged based on fixed labor rates by work classification (Project Manager, Sr. Engineer, Designer, CADD Operator, etc.) whereby the fixed labor rate includes estimated recoverable direct and indirect cost plus a profit component. In negotiating cost-plus, fixed labor rate contracts the total dollar estimate is a multiple of the fixed labor rates times the recoverable work class labor man-hours estimated to complete the project. We recognize revenues based on a multiple of the fixed labor rates times the actual total number of labor hours completed on a project, plus other non-labor costs at cost plus a fixed rate negotiated at the time of contract award. Aggregate revenues from cost-plus, fixed labor rate contracts may vary in scope and we generally must obtain a change order in order to receive additional revenues relating to any additional cost that exceed the original contract estimate (see "Change Orders").

     Fixed Price
     -----------
     Under fixed price contracts, clients are charged an agreed amount negotiated in advance of a specific scope of work, be it related to engineering, construction and procurement service revenue or product sales. We recognize revenue on fixed-price contracts using the percentage-of-completion method described above. Prior to completion, gross profit recognition on any fixed-price contract is dependent upon the accuracy of our estimates and will increase to the extent that current estimates of aggregate actual cost are below the amounts previously estimated. Conversely, if the Company's current estimated cost exceeds prior estimates, gross profit will decrease and we may realize a loss on a project. In order to increase aggregate revenue on a contract, we generally must obtain a change order to receive payment for additional cost (see "Change Orders").

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Change orders occur when changes are experienced after work on a contract has begun. Change orders are documented and the terms of change orders are agreed with the client before the work is performed. Circumstances, at times, may require that work progress without the client's written agreement before the work is performed. Cost related to change orders is recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

     Inspection and Acceptance (Cost-plus Contracts)
     -----------------------------------------------
     Generally, other than on fixed price contracts, clients inspect and accept work as executed based on designated milestones or billing cycles, although such acceptance does not waive the client's right to a claim under a warranty provision for work deficiencies that fail to meet industry standards. If we are required to remedy defective work, the client normally reimburses all cost except for the labor cost necessary to correct such defects.

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment identified. The Company tested goodwill for impairment at December 31, 2004 and 2005 resulting in no impairment of goodwill.

     In 2004, acquisitions of assets of several companies resulted in an increase of $1,725,000 to goodwill. Acquisitions of the assets of Engineering Design Group, Inc. ("EDGI"), InfoTech, and Cleveland Inspection Services, Inc. ("CIS") resulted in increases to goodwill of $139,000, $270,000 and $1,316,000, respectively. In 2005, goodwill increased $170,000.

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

     Software Development Costs
     --------------------------
     Under the provisions of SOP-98-1 ENGlobal capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and when management authorizes funding for the project which is deemed probable of completion. Costs include 1) external direct costs of materials and services incurred in obtaining and developing the software, and 2) payroll and payroll related costs for employees who are directly associated with and devote time to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. At that time, the costs are reclassified to fixed assets. Amortization of such costs is provided on the straight-line basis over 5 years.

     The project controls system upgrade was completed at the end of 2004 and amortization began in January 2005.

     Dispositions - Assets Held for Sale
     -----------------------------------
     During 2005, the building previously occupied by Thermaire was sold. The sale resulted in proceeds of $823,350 and a gain of $119,000 which amount is included in other income. As of December 31, 2004, the building was the sole asset recorded as "assets held for sale" in the amount of $678,106.

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

     Stock Based Compensation
     ------------------------
     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has elected to record compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, which calculates compensation as the difference between an option's exercise price and the current price of the underlying stock. (For equity instruments issued to employees, see Note 10 that contains required pro forma disclosure of the impact of adopting SFAS No. 123)

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123R"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R covers various share-based compensation arrangement rights and employee share purchase plans. SFAS 123R eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in APB No. 25. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

     The Company will adopt SFAS 123(R) in its first quarter of 2006 utilizing the modified prospective method. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards as of December 31, 2005 over the requisite service period (generally the vesting schedule). At December 31, 2005, the Company had approximately 423,400 unvested stock options and awards that vest through 2008. The Company is currently in the process of evaluating the impact of the adoption of SFAS 123(R). For equity instruments issued to employees, see Note 11 that contains required pro forma disclosure of the impact of adopting SFAS No. 123.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings Per Share
     ------------------
     Earnings per share was computed as follows:

                                                                 Reconciliation of Earnings per Share Calculation
                                                 ----------------------------------------------------------------------------------
                                                           2005                        2004                        2003
                                                 -------------------------   -------------------------   --------------------------
                                                    Basic        Diluted        Basic        Diluted        Basic         Diluted
                                                 -----------   -----------   -----------   -----------   -----------    -----------
     Income from continuing operations           $ 4,782,381   $ 4,782,381   $ 2,364,389   $ 2,364,389   $ 2,285,269    $ 2,285,269
     Preferred dividends                                --            --            --            --         131,100        131,100
                                                 -----------   -----------   -----------   -----------   -----------    -----------
     Income available for common stock from        4,782,381   $ 4,782,381     2,364,389     2,364,389     2,154,169      2,154,169
        continuing operations
     Loss from discontinued operations                  --            --            --            --        (128,181)      (128,181)
                                                 -----------   -----------   -----------   -----------   -----------    -----------
     Net income available for common stock       $ 4,782,381   $ 4,782,381   $ 2,364,389   $ 2,364,389   $ 2,025,988    $ 2,025,988
                                                 ===========   ===========   ===========   ===========   ===========    ===========
     Weighted average number of shares
        outstanding for basic                     24,300,114                  23,454,545                  23,300,600
     Weighted average number of shares
        outstanding for diluted                                 25,250,487                  23,785,939                   23,733,807
     Net income (loss) per share available
        for common stock
         Income from continuing operations       $      0.20   $      0.19   $      0.10   $      0.10   $      0.09    $      0.09
         Gain (loss) from discontinued
            operations                                  --            --            --            --            --             --
         Net income available for common stock   $      0.20   $      0.19   $      0.10   $      0.10   $      0.09    $      0.09


     Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended
     December 31, 2005, 2004 and 2003.

                                                                 2005          2004           2003
                                                             -----------   -----------    -----------
     Common stock issued - beginning of year                  23,466,839    24,034,288     22,861,199
     Weighted average common stock issued (repurchased)          833,275      (579,743)       439,401
                                                             -----------   -----------    -----------
         Shares used in computing basic earnings per share    24,300,114    23,454,545     23,300,600
     Assumed conversion of dilutive stock options                950,373       331,394        433,207
                                                             -----------   -----------    -----------
     Shares used in computing diluted earnings per share      25,250,487    23,785,939     23,733,807
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

     Fair Value of Financial Instruments
     -----------------------------------
     The fair value of financial instruments, primarily accounts receivable, notes receivable and accounts payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments. Based on the borrowing rate currently available to the Company for loans with similar terms, we believe the fair value of the long-term obligations approximate their carrying value.

                                       51

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income
     --------------------
     Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities. The cumulative translation adjustment is included in accumulated other comprehensive income. (See Note 4)

     Reclassifications
     -----------------
     Amounts in prior years' financial statements are reclassified as necessary to conform to the current year's presentation. Such reclassifications had no effect on net income. Certain categories of depreciation expense were reclassified in 2004 to direct costs. As depreciation expense in 2003 related to direct costs was immaterial, no reclassification was made for that year.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangement rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value methods of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective as of the beginning of the first interim period of the first annual period that begins after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 10 to the Company's Consolidated Financial Statements.

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

     In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). In December 2003, FASB issued

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2004 and 2005, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2005 will be evaluated based on FIN No. 46R criteria and consolidated, if required.


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders' equity.

     Accumulated other comprehensive income is as follows:

                                                     2005       2004      2003
                                                    -------    -------   -------
                                                           (in thousands)
                                                    ----------------------------
       Net income                                   $ 4,782    $ 2,364   $ 2,157
           Other comprehensive income:
           Foreign currency translation adjustment       (4)      --        --
                                                    -------    -------   -------
       Comprehensive income                         $ 4,778    $ 2,364   $ 2,157
                                                    =======    =======   =======


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2005 and 2004:

                                                            2005        2004
                                                          --------    --------
                                                             (in thousands)
                                                          --------------------
       Land                                               $    202    $    202
       Building                                              1,359       1,359
       Computer equipment and software                       6,374       4,038
       Shop equipment                                          904         783
       Furniture and fixtures                                  477         303
       Building and leasehold improvement                    1,561         692
       Autos and trucks                                        191         169
                                                          --------    --------
                                                            11,068       7,546
       Accumulated depreciation and amortization            (4,254)     (2,645)
                                                          --------    --------
                                                             6,814       4,901
       Project controls and software upgrade in process         47         361
                                                          --------    --------
           Property and equipment, net                    $  6,861    $  5,262
                                                          ========    ========

     Depreciation and amortization expense were $1,836,000, $1,246,000, and $824,000 in 2005, 2004 and 2003, respectively.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     The components of trade receivables as of December 31, 2005 and 2004 are as follows:

                                                      2005        2004
                                                    --------    --------
                                                       (in thousands)
                                                    --------------------
       Amounts billed at December 31                $ 28,964    $ 21,204
       Amounts billable at December 31,
         billed January of the following year         16,523       9,177
       Retainage                                       1,265         935
       Less: Allowance for uncollectible accounts       (503)       (476)
                                                    --------    --------
           Trade receivables, net                   $ 46,249    $ 30,840
                                                    ========    ========

     The components of other liabilities as of December 31, 2005 and 2004 are as follows:

                                                        2005        2004
                                                       ------      ------
                                                         (in thousands)
                                                       ------------------
       Reserve for known contingencies                 $ --        $   51
       Accrued interest                                   144         161
       Sales taxes                                        322           6
       State taxes                                        408         198
       Other                                              274         284
                                                       ------      ------
           Other liabilities                           $1,148      $  700
                                                       ======      ======


NOTE 7 - FIXED-PRICE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2005 and 2004:

                                                             2005        2004
                                                           --------    --------
                                                              (in thousands)
                                                           --------------------
       Costs incurred on uncompleted contracts             $ 23,426    $  8,292
       Estimated earnings on uncompleted contracts            4,437       1,584
                                                           --------    --------
       Earned revenues                                       27,863       9,876
       Less:  Billings to date                               27,490     (11,077)
                                                           --------    --------
           Net costs and estimated earnings in excess of
              billings on uncompleted contracts            $    373    $ (1,201)
                                                           ========    ========

       Costs and estimated earnings in excess of
         billings on uncompleted contracts                 $  4,148    $  1,113
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                   (3,775)     (2,314)
                                                           --------    --------
           Net costs and estimated earnings in excess of
              billings on uncompleted contracts            $    373    $ (1,201)
                                                           ========    ========

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LINE OF CREDIT AND DEBT

     The Company had a Credit Facility with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 27, 2007 (the "Comerica Credit Facility"). The loan agreement positioned Comerica as senior to all other debt. The line of credit is limited to $22.0 million, subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of December 31, 2005 and 2004 was $3.8 million and $13.5 million, respectively. At the election of the Company, the interest rate will be the lesser of prime or a three tiered Eurodollar rate, plus 150, 175, or 200 basis points, respectively, based on the ratio of total funded debt to EBITDA for the trailing 12 months of less than 2.00, between 2.00 and 2.50, and greater than 2.50, respectively. The commitment fee on the unused line of credit is 0.250%. The remaining borrowings available under the line of credit as of December 31, 2005 and 2004, respectively, were $12.0 and $4.0 million after consideration of loan covenant restrictions.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total average funded debt to EBITDA; total average funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of December 31, 2005.

     Letters of credit
     -----------------
     As of December 31, 2005, the Company had $6.2 million outstanding in standby letters of credit issued to a refining client to cover contractual obligations funded by the client for progress payments made to equipment manufacturers for major project items. We expect obligations under standby letters of credit to decrease each month until the obligations are fully released in May 2006. As of February 23, 2006, the Company had $3.1 million outstanding in standby letters of credit.

     Long-term debt consisted of the following at December 31, 2005 and 2004:

                                                                           2005        2004
                                                                         --------    --------
                                                                            (in thousands)
                                                                         --------------------
       Comerica Credit Facility - Line of credit, prime (7.25% at
          December 31, 2005), maturing in July 2007                      $  3,774    $ 13,530
        The following notes are subordinate to the credit facility and are unsecured:
            Sterling Planet and EDGI - Notes payable, interest at 5%,
              principal payment installments of $15,000 plus interest
              due quarterly, maturing in December 2008                        195         255
            Significant PEI Shareholders (See Note 19)                        188         385
            Cleveland Inspection Services, Inc., CIS Technical
              Services and F.D. Curtis - Notes payable, discounted at
              5% interest, principal in installments of $100,000 due
              quarterly, maturing in October 2009                           1,444       1,762
            InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in installments of $65,000 plus
              interest due annually, maturing in December 2007                130         195
            Miscellaneous                                                      45          80
                                                                         --------    --------

                Total long-term debt                                        5,776      16,207

                Less:  Current maturities                                    (548)       (622)
                                                                         --------    --------

                Long-term debt, net of current portion                   $  5,228    $ 15,585
                                                                         ========    ========

                                       55

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 8 - LINE OF CREDIT AND DEBT (Continued)

     Maturities of long-term debt as of December 31, 2005, are as follows:

                                                      Maturities
                                                      ----------
                                                    (in thousands)
                                                      ----------
              Years Ending December 31,
                  2006                                $     548
                  2007                                    4,396
                  2008                                      444
                  2009                                      388
                                                      ---------
                      Total long-term debt            $   5,776
                                                      =========


NOTE 9 - OPERATING LEASES

     The Company leases equipment and office space under long-term operating lease agreements.

     The future minimum rental payments on operating leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2005 are as follows:

                                                       Operating
                                                      ------------
                                                     (in thousands)
                                                      ------------
              Years Ending December 31,
                  2006                                $     2,227
                  2007                                      2,482
                  2008                                      1,520
                  2009                                      1,507
                  2010 and after                            1,772
                                                      -----------
                      Total minimum lease payments    $     9,508
                                                      ===========


     Rent expense for the years ended December 31, 2005, 2004 and 2003 was $2,167,000, $1,754,000 and $1,268,000, respectively.


NOTE 10 - EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) profit sharing plan for its employees. Effective October 1, 2005, the Company amended the Plan to implement a mandatory matching contribution equal to 25% of employee contributions up to 4% of employee compensation for non-regular employees. For regular employees, the Company makes mandatory matching contributions equal to 50% of employee contributions up to 4% of employee compensation. The Company, as determined by the Board of Directors, may make other discretionary contributions. The employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions of approximately $401,000, $221,000, and $144,000, respectively, for the years ended December 31, 2005, 2004, and 2003. Effective April 1, 2006, the Company will increase its matching contributions to the ENGlobal Corporation 401(k) Plan equal to 50% of regular employee contributions up to 6% of employee compensation, and all other employees will be matched at 33.33% of employee contribution up to 6% of compensation, as defined.

     On June 17, 2004, ENGlobal shareholders ratified the Company's adoption of the 2004 Employee Stock Purchase Plan ("Plan"). Beginning April 2004, the Company provided eligible employees with the opportunity and a convenient means to purchase shares of the Company's Common Stock as an incentive to

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - EMPLOYEE BENEFIT PLANS (Continued)

     exert maximum efforts for the success of the Company. ENGlobal intends that options to purchase stock granted under the Plan qualify as options granted under an "employee stock purchase plan" as defined in Section 423(b) of the Code. The Plan is construed so as to be consistent with Section 423 of the Code, including Section 423(b)(5) which requires that all participants have the same rights and privileges with respect to options granted under the Plan. The cash deferred by participants into the plan has been used to meet the Company's cash requirements or has been applied to the reduction of the Company's long-term debt. Because of requirements of SFAS 123(R), and probable reduction of benefits that would be required, the Company elected to terminate the Plan effective December 31, 2005.


NOTE 11 - STOCK OPTION PLAN

     The Company has an incentive plan that provides for the issuance of options to acquire up to 2,650,000 shares of common stock. The incentive plan ("Option Plan") provides for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. No compensation cost has been recognized for grants under the Option Plan because the exercise price of the options granted to employees equaled or exceeded the market price of the stock on the date of the grant. Had the method prescribed by SFAS No. 123 been applied, the Company's net income available to common stockholders for the years ended December 31, 2005, 2004 and 2003 would have been changed to the pro forma amount indicated below:

                                                                    2005           2004           2003
                                                                 -----------    -----------    -----------
       Net income available for common stock-as reported         $ 4,782,381    $ 2,364,389    $ 2,025,988
       Compensation expenses if the fair value method had been
          applied to the grants                                     (538,273)      (112,830)       (64,492)
                                                                 -----------    -----------    -----------
            Net income available for common stock-pro forma      $ 4,244,108    $ 2,251,559    $ 1,961,496
                                                                 ===========    ===========    ===========

         Net income per share-as reported
              Basic                                              $      0.20    $      0.10    $      0.09
              Diluted                                            $      0.19    $      0.10    $      0.09
         Net income available per share-pro forma
              Basic                                              $      0.17    $      0.10    $      0.08
              Diluted                                            $      0.17    $      0.10    $      0.08


     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003: dividend yield of 0%, expected volatility of 74.5% to 79.1%, 56% and 73%, and risk-free interest rates of 3.42% to 4.50%, 5% and 5% for each year presented, and expected lives of two to four years. The maximum term of each option is ten years.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN (Continued)

     The following table summarizes total aggregate stock option activity for the period December 31, 2002 through December 31, 2005.

                                                                     Weighted
                                             Number of Shares         Average
                                               Outstanding        Exercise Price
                                              --------------      --------------
     Balance at December 31, 2002                  1,254,929           1.79
         Granted                                     120,000           2.09
         Exercised                                   (51,710)          1.02
         Canceled or expired                         (66,051)          1.00
                                              --------------
     Balance at December 31, 2003                  1,257,168           2.11
         Granted                                     386,000           2.01
         Exercised                                   (87,332)          1.03
         Canceled or expired                         (28,686)          1.19
                                              --------------
     Balance at December 31, 2004                  1,527,150           2.10
         Granted                                     425,000           3.79
         Exercised                                  (492,019)           .99
         Canceled or expired                         (21,897)          1.88
                                              --------------
     Balance at December 31, 2005                  1,438,234           3.07
                                              ==============

     The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2005.

                                                      Average
                                      Weighted       Remaining                      Weighted
        Exercise      Options         Average       Contractual     Options         Average
         Prices     Outstanding    Exercise Price       Life      Exercisable    Exercise Price
         ------     -----------    --------------       ----      -----------    --------------

      $      0.96     179,884        $      0.96         4.8         179,884      $       0.96
      $      1.00      20,000        $      1.00         5.2          20,000      $       1.00
      $      1.25      80,000        $      1.25        3.95          80,000      $       1.25
      $      1.81      60,000        $      1.81         8.5          60,000      $       1.81
      $      1.87      60,000        $      1.87         7.3          60,000      $       1.87
      $      1.97      25,000        $      1.97         8.2          25,000      $       1.97
      $      2.05     266,850        $      2.05         8.2         158,450      $       2.05
      $      2.32      60,000        $      2.32         7.4          60,000      $       2.32
      $      2.39     100,000        $      2.39         9.1          40,000      $       2.39
      $      2.50      75,000        $      2.50         9.2          30,000      $       2.50
      $      3.75     150,000        $      3.75         9.5               -      $        -
      $      4.26      61,766        $      4.26          .7          61,766      $       4.26
      $      6.24     199,734        $      6.24         1.8         199,734      $       6.24
      $      6.71     100,000        $      6.71         9.9          40,000      $       6.71
                    ---------                                     ----------
                    1,438,234                                      1,014,834
                    =========                                     ==========

     Available for grant at December 31, 2005                                                    509,260
     Weighted-average fair value of options at grant date, granted in 2005                        $ 3.52
     Weighted-average fair value of options at grant date, granted in 2004                        $ 2.15
     Weighted-average fair value of options at grant date, granted in 2003                        $ 2.01
     Weighted-average remaining vesting life of all options outstanding at December 31, 2005   1.5 years

                                       58

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN (Continued)

     For 2002 through 2004, the summary above does not include 234,774 non-qualified options issued at the time of the Merger to replace existing options issued by Petrocon in consideration for services. Such options had an exercise price of $4.26 per share. In September 2005, these options were exercised.

     Replacement warrants of 305,102 (not included in the table above) with an exercise price of $6.24 expired in October 2003.


NOTE 12 - RELATED-PARTY TRANSACTIONS

     The Company leases office space from PEI Investments, a joint venture in which ENGlobal Engineering, Inc. has a one-third interest, Michael L. Burrow (the Company's CEO) has a one-third interest, and a stockholder who owns less than 1% of the Company's common stock has a one-third interest. Rentals paid under these leases were $105,000, $135,000, and $135,000 for 2005, 2004 and 2003, respectively. The lease was renewed in August, 2005. In September 2005, the building was damaged by Hurricane Rita and all tenants have relocated to other locations. No further lease payments have been made by the Company since September 2005 and the insurance claim filed by PEI Investments remains unsettled.


NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

     For the years ended December 31, 2005, 2004, and 2003, the Company had sales in the engineering segment totaling approximately $84.8 million, $87.9 million and $45.2 million attributable to a single customer. . In 2005, approximately 44% of our revenues were from one client, approximately 12% of our revenues were from another client and another 12% were from a third client. During 2004 and 2003, a single customer represented approximately 59% and 36% of total sales, respectively. At December 31, 2005 the Company had amounts due from two customers totaling $8.3 million with neither customer exceeding 10% of trade receivables. At December 31, 2004, the Company had amounts due from one customer totaling $7.0 million; no other customer exceeded 10% of trade receivables at that date. At December 31, 2003, one customer had amounts in excess of 10% of trade receivables, totaling $5.1 million.


NOTE 14 - REDEEMABLE PREFERRED STOCK

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                               2005       2004      2003
                                             -------    -------   -------
                                                   (in thousands)
                                             ----------------------------
       Current
            Federal                          $ 3,016    $   975   $   536
            State                                413        427        30
                                             -------    -------   -------
                                               3,429      1,402       566
       Deferred
            Federal                             (313)       254       543
                                             -------    -------   -------

                Total tax provision          $ 3,116    $ 1,656   $ 1,109
                                             =======    =======   =======


     The components of the deferred tax asset (liability) consisted of the following at December 31, 2005 and 2004:

                                                             2005       2004
                                                           -------    -------
                                                             (in thousands)
                                                           ------------------
       Deferred tax asset
            Allowance for doubtful accounts                $   171    $   162
            Net operating loss carryforward                    474       --
            Accruals not yet deductible for tax purposes       310        478
            Alternative minimum tax credit carryforward        194       --
                                                           -------    -------
                Deferred tax assets                          1,149        640
                                                           -------    -------

       Deferred tax liabilities
            Depreciation                                      (436)      (558)
            Prepaid expenses                                  (293)      --
            Goodwill                                           (40)       (15)
                                                           -------    -------
                Deferred tax liability                        (769)      (573)
                                                           -------    -------

                Deferred tax asset, net                    $   380    $    67
                                                           =======    =======


     The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                     2005       2004      2003
                                                    -------   -------   -------
                                                           (in thousands)
                                                    ---------------------------
       Federal income tax expense at 34%            $ 2,685   $ 1,147   $ 1,154
       State and foreign taxes, net of tax effect       273       212         2
       Nondeductible expenses                             9        53        31
       Other                                            149       244       (78)
                                                    -------   -------   -------
                                                    $ 3,116   $ 1,656   $ 1,109
                                                    =======   =======   =======


     The Company has a net operating loss carryforward at December 31, 2005 of approximately $1,393,000. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carryforward that will be available for utilization in 2006 through 2010. The Company believes, based on favorable market conditions in the foreseeable future, that the net operating loss will be fully utilized.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - ACQUISITIONS

     Assets acquired and liabilities assumed by the Company in acquisitions have been recorded on the Company's Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of our acquisitions have been included in the Company's Consolidated Statement of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed has been allocated to goodwill.

     One of the Company's subsidiaries, ENGlobal Technical Services, Inc. ("ETS") (formerly known as ENGlobal Design Group, Inc. ("EDG")), purchased certain assets of Tulsa-based Engineering Design Group, Inc. ("EDGI") effective February 1, 2004. The Company expects that the acquisition of these assets will enhance its capabilities related to various government and public sector facilities. ETS's most active sector is the Automated Fuel Handling Systems that serve the U.S. Military. In connection with the purchase, the Company acquired $344,000 in tangible assets including furniture and fixtures, computer equipment and software. The Company also assumed a liability for $44,000 in accrued compensated absences for former EDGI employees hired at the time of the purchase, issued two $150,000 notes bearing interest at 5% maturing in December 2008 and a $2.5 million five-year contingent promissory note, with payments due annually, as part of an earn-out based on revenues of the ETS operations over the next five years. ETS did not pay any cash or issue any stock in the transaction. The original consideration given for the purchase of certain EDGI assets approximated the fair value of the net assets acquired; therefore no goodwill arose from the transaction. Principal and interest on the $2.5 million five-year contingent promissory note is being charged to goodwill. As of December 31, 2005, $218,000 in principal and interest payments on the contingent promissory note has been charged to goodwill and is being amortized over 15 years for tax purposes.

     In October 2004, one of the Company's subsidiaries, ENGlobal Construction Resources, Inc., purchased the name and certain assets of Cleveland Inspection Services, Inc. ("CIS"). CIS provides inspection and construction management services in support of the oil and gas, utility, and pipeline industries. The Company paid $2.5 million consisting of cash, discounted promissory notes and the assumption of certain designated contract obligations and entered into non-compete agreements with CIS and its principals in exchange for approximately $1.0 million in machinery and equipment, furniture and fixtures, computer equipment, software and other intangible assets. The acquisition resulted in approximately $1.3 million in goodwill which is being recorded and amortized over 15 years for tax purposes.

     In December 2004, ESI purchased contract rights and other assets of InfoTech Engineering Company, LLC, a limited liability company ("InfoTech"), headquartered in Baton Rouge, Louisiana. The Company paid $325,000 in cash, a promissory note in the amount of $225,000 and entered into a non-compete agreement with the former owner in exchange for approximately $55,000 in computer equipment and certain intangible assets. The acquisition resulted in approximately $270,000 in goodwill which is being recorded and amortized over 15 years for tax purposes. The InfoTech acquisition expands ESI's capability in controls system integration in both the automation and process control services. InfoTech's primary experience is in the onshore and offshore oil and gas and petrochemical industries.

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SALE OF THERMAIRE

     The Company completed its sale of assets of its subsidiary, Thermaire, Inc., d/b/a Thermal Corporation, the only company in the manufacturing segment, to a medium-sized HVAC equipment manufacturer in December 2003. The disposition had been actively pursued since November 2001 in order to permit the Company to strategically focus on its core operations. This discontinued segment had reported losses from operations of $154,000 in 2003. The sale resulted in the receipt of $545,000 in cash and a $26,000 gain, net of tax. The 37,000 square foot office and manufacturing facility owned by Thermaire was not included in the transaction and has been separately listed for sale.

     In March 2005, the Company completed the sale of the building formerly occupied by Thermaire, Inc. The Company received proceeds of $823,350. The Company realized a gain on the sale of the building of $119,000.


NOTE 18 - SEGMENT INFORMATION

     With the sale of the manufacturing segment, the Company operates in two business segments: engineering and systems. The engineering segment provides services primarily to major integrated oil and gas companies that for the most part are located in the United States. The systems segment operates primarily full-service systems/controls engineering and integration with some uninterruptible power systems and battery chargers that for the most part are located in the United States. Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount in the corporate segment includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the two segments. The inter-company elimination column includes the amount of administrative costs allocated to the segments. The Corporate function supports both business segments and therefore cannot be specifically assigned to either. A significant portion of Corporate costs are allocated to each segment based on each segment's revenues and subsequently eliminated in consolidation.

     Financial information about geographic areas
     --------------------------------------------
     Revenues from the Company's non-U.S. operations are currently not material. Long-lived assets located in Canada are currently not material.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SEGMENT INFORMATION (Continued)

     Segment information for 2005, 2004 and 2003 was as follows:

                                                                                     Intercompany
                                        Engineering       Systems       Corporate    Eliminations        Total
                                                                       (in thousands)
                                   2005
                                   ----
                Net sales from external
                              customers  $  215,699     $   17,886     $        -    $         -       $  233,585
                Operating profit (loss)      17,752            309            732        (10,209)           8,584
                       Depreciation and
                           amortization       1,256            101            479              -            1,836
                        Tangible assets      52,602          5,460          2,419              -           60,481
                               Goodwill      14,756            699              -              -           15,455
                   Capital expenditures       2,569            172            489              -            3,230

                                   2004
                                   ----
                Net sales from external
                              customers  $  133,630     $   15,258     $        -    $         -       $  148,888
                Operating profit (loss)      10,512            585          2,267         (8,872)           4,492
                       Depreciation and
                           amortization         706            108            432              -            1,246
                        Tangible assets      31,971          6,673          3,332              -           41,976
                               Goodwill      14,585            699              -              -           15,284
                   Capital expenditures       1,378             20             67              -            1,465

                                   2003
                                   ----
                Net sales from external
                              customers  $  108,380     $   15,339     $        -    $         -       $  123,719
                Operating profit (loss)      10,716            (38)           762         (6,906)           4,534
                       Depreciation and
                           amortization         375             89            360              -              824
                        Tangible assets      22,642          3,049          3,048              -           28,762
                               Goodwill      12,889            864              -              -           13,753
                   Capital expenditures         902            105            139              -            1,146


     Tangible assets include cash, accounts receivable, costs in excess of billings, prepaid expenses, income tax receivables, deferred tax assets, property and equipment and deferred financing. Goodwill, investments in subsidiaries, and inter-company accounts receivables and payables are excluded.

                                       63

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

          Indemnification Escrow.
          -----------------------
          Pursuant to the Indemnification Escrow Agreement, 1,000,000 shares of ENGlobal common stock owned by the Significant PEI Shareholders were deposited into an escrow to serve as a fund against which the Company could make claims for indemnity pursuant to the Merger Agreement with Petrocon. Pursuant to the terms of the Termination Agreement, the remaining shares in the Indemnification Escrow agreement will be released pro rata to the Significant PEI Shareholders.

          Voting Agreement.
          -----------------
          ENGlobal, the Significant PEI Shareholders, and certain other parties entered into a Voting Agreement which obligated the parties thereto to vote for certain persons to serve on the Board of Directors of ENGlobal. Pursuant to the terms of the Termination Agreement, the Voting Agreement has been terminated.

          Significant PEI Shareholder Voting Agreement.
          ---------------------------------------------
          The Significant PEI Shareholders entered into a Significant PEI Shareholders Voting Agreement governing the manner in which they would designate three ENGlobal director nominees under the Voting Agreement and vote shares held in escrow. Pursuant to the terms of the Termination Agreement, the Significant PEI Shareholders Voting Agreement has been terminated.

          Option Escrow.
          --------------
          Pursuant to the Option Escrow Agreement, the Significant PEI Shareholders deposited 1,737,473 shares of ENGlobal common stock into an escrow account. The Option Escrow Agreement required that if ENGlobal issued shares of its common stock on the exercise of incentive options granted as replacement options for outstanding Petrocon incentive options ("Replacement Options"), a like number of shares of ENGlobal common stock would be surrendered from the escrow account to ENGlobal. As a result, no dilution to ENGlobal stockholders would occur upon the exercise of Replacement Options.

     The Company's management has since determined that, due to the cost and complexity associated with administering the 2001 Agreements, it would be in the best interest of the Company and its stockholders to terminate the same. Pursuant to the terms of the Termination Agreement, ENGlobal purchased the 652,377 shares being held in escrow underlying the Replacement Options with an exercise price of $0.96 per share for a discounted payment of $592,231, payable over three years to the Significant PEI Shareholders. ENGlobal also terminated its rights to any of the remaining shares held in escrow and those shares were distributed to the Significant PEI Shareholders. The transaction resulted in 652,377 shares of Treasury Stock and a decrease in Shareholders' Equity of $592,231 until such time as the replacement options are exercised and the exercise price is remitted to the Company. As of December 31, 2005, remaining payments due to Significant PEI Shareholders are $188,000.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Agreements
     ---------------------
     The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire through January 2009. Such agreements provide for minimum salary levels. During the last twelve months the Company executed new employment agreements with certain other officers. If the Company terminates the employment of the employee for any reason other than 1) termination for cause, 2) voluntary resignation, or 3) employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary. These agreements are renewable for one year at the Company's option.

     The Company has not renewed employment agreements with the Chairman, Chief Executive Officer and President and Chief Financial Officer which expired on December 21, 2005.

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

     Insurance
     ---------
     The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $125,000 per occurrence and approximately $8.6 million in aggregate in each policy year being covered by a separate insurance policy.


NOTE 20 - SUBSEQUENT EVENTS

     On January 9, 2006 the Company through its wholly-owned subsidiary, ENGlobal Systems, Inc. ("ESI") acquired certain assets of Analyzer Technology International, Inc. ("ATI"), a Houston-based analyzer systems provider. ATI, which specializes in the design and fabrication of online process analyzer systems, will relocate its operation to ESI's Houston facility. Co-locating enables ESI's clients to perform a more efficient factory acceptable test by temporarily connecting both control and analyzer systems onsite prior to delivery. The addition of ATI will provide ESI with a greater presence in the process analyzer sector, especially in Middle Eastern petrochemical facilities.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     All quarterly periods and the annual data have been restated to reflect the discontinued operations separate from continuing operations and reclassification of depreciation expense to direct costs.

                                                                  For the Quarters Ended - 2005
                                            March                  June               September               December
                                         -------------          ------------        --------------          ------------
                                                            (in thousands, except per share amounts)
     Revenues per segment
         Engineering                     $     40,299  90.3%   $    54,028  90.9%  $     55,143   93.0%   $    66,229   94.2%
         Systems                                4,330   9.7%        5,391   9.1%         4,123    7.0%         4,042    5.8%
                                         -------------         ------------        -------------          ------------
              Total                      $     44,629 100.0%   $    59,419 100.0%  $     59,266  100.0%   $    70,271  100.0%
                                         =============         ============        =============          ============

     Gross profit per segment
         Engineering                     $      5,131  12.7%   $     6,594  12.2%  $      7,328   13.3%   $     6,920   10.4%
         Systems                                  567  13.1%           686  12.7%           510   12.4%           537   13.3%
                                         -------------         ------------        -------------          ------------
              Total                      $      5,698  12.8%   $     7,280  12.3%  $      7,838   13.2%   $     7,457   10.6%
                                         =============         ============        =============          ============

         Net income                      $        921          $     1,520         $      1,620           $       721
                                         =============         ============        =============          ============

     Earnings per share - basic          $       0.04          $      0.06         $       0.07           $      0.03

     Earnings per share - diluted        $       0.04          $      0.06         $       0.07           $      0.03



                                                                 For the Quarters Ended - 2004
                                            March                 June               September               December
                                         -------------         ------------        --------------          -------------
                                                           (in thousands, except per share amounts)
     Revenues per segment
         Engineering                     $     28,463  91.8%   $    31,470  91.8%  $     32,796  88.0%   $     40,901   88.3%
         Systems                                2,529   8.2%         2,813   8.2%         4,476  12.0%          5,440   11.7%
                                         -------------         ------------        -------------         -------------
              Total                      $     30,992 100.0%   $    34,283 100.0%  $     37,272 100.0%   $     46,341  100.0%
                                         =============         ============        =============         =============

     Gross profit per segment
         Engineering                     $      3,805  13.4%   $     3,925  12.5%  $      3,899  11.9%   $      4,394   10.7%
         Systems                                  324  12.8%           216   7.7%           810  18.1%            819   15.1%
                                         -------------         ------------        -------------         -------------
              Total                      $      4,129  13.3%   $     4,141  12.1%  $      4,709  12.6%   $      5,213   11.2%
                                         =============         ============        =============         =============

         Net income                      $        471          $       421         $        755          $        717
                                         =============         ============        =============         =============

     Earnings per share - basic          $       0.02          $      0.02         $       0.03          $       0.03

     Earnings per share - diluted        $       0.02          $      0.02         $       0.03          $       0.03




                                    REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE

                   To the Board of Directors and Stockholders
                              ENGlobal Corporation

We have audited, in accordance with auditing the standards of the Public Company
Accounting Oversight Board (United States), the consolidated financial statements of ENGlobal Corporation and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 17, 2006. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and in our opinion, is fairly stated in all material respects with the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Hein & Associates LLP
Hein & Associates LLP

Houston, Texas
March 17, 2006





                                           Schedule II
                                           -----------

                                      ENGlobal Corporation

                                VALUATION AND QUALIFYING ACCOUNTS



                                               Balance -                                Balance -
                                               Beginning                Deductions-      End of
               Description                     of Period   Additions    Write offs       Period
-------------------------------------------------------------------------------------------------
                                                              (in thousands)
                                               --------------------------------------------------
Allowance for doubtful accounts

     For year ended December 31, 2005          $   476      $    53      $    (26)      $    503

     For year ended December 31, 2004          $   376      $   134      $    (34)      $    476

     For year ended December 31, 2003          $   282      $   282      $   (188)      $    376









                                                  68

ITEM 9. CHANAGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A.    CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We carried out an evaluation as of December 31, 2005, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

     (b) Changes in Internal Controls over Financial Reporting. There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting.

                                    PART III
                                    --------


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions Election of Directors and Executive Officers Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Code of Conduct, in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The information under the captions Executive Compensation, Director Compensation, Compensation Committee, Report of the Compensation Committee on Executive Compensation and Comparative Stock Performance Graph contained in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption Security Ownership of Certain Beneficial Owners and Management contained in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption Certain Relationships and Related Transactions contained our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.


ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information under the caption Principal Accounting Fees and Services in our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.

                                     PART IV
                                     -------


ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES


     (a)(1) Financial Statements
               The consolidated financial statements filed as part of this Form 10-K are listed and indexed in Part II, Item 8, on page 38.

     (a)(2) Schedules
               All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     (a)(3) Exhibits


                                               EXHIBIT INDEX

                                                                             Incorporated by Reference to:
                                                                          -----------------------------------

                                                               Form or                 Filing Date   SEC File
Exhibit No.              Description                          Schedule    Exhibit No.  with SEC      Number
-----------              -----------                          --------    -----------  --------      ------
    2.1  Agreement and Plan of Merger by and between           10-QSB         2.23      8/14/01      001-14217
         Industrial Data Systems Corporation, IDS
         Engineering Management, LC, PEI Acquisition, Inc.
         and Petrocon Engineering, Inc.

    2.2  First Amendment of the Agreement and Plan of           S-4/A         2.24      11/6/01      333-68288
         Merger

    2.3  Letter Agreement of the Agreement and Plan of          S-4/A         2.25      11/6/01      333-68288
         Merger

    3.1  Restated Articles of Incorporation of ENGlobal         10-Q          3.1       11/14/02     001-14217
         Corporation

    3.2  Amended and Restated Bylaws of Registrant               S-3          4.4       10/31/05     333-129336

    4.1  Specimen common stock certificate                       S-3          4.1       10/31/05     333-129336

    4.2  Registration Rights Agreement, dated as of              S-3          4.2       10/31/05     333-129336
         September 29, 2005, by and among ENGlobal
         Corporation and Certain Investors named therein

    4.3  Securities Purchase Agreement, dated September          S-3          4.5       10/31/05     333-129336
         29, 2005, by and between Tontine Capital
         Partners, L.P. and Registrant

    4.4  Form of Subscription Agreement by and among             S-3          4.6       10/31/05     333-129336
         Registrant, Michael L. Burrow, Alliance 2000,
         Ltd. and certain subscribers

   10.1  Option Pool Agreement between Industrial Data         10-KSB        10.48      4/1/2002     001-14217
         Systems Corporation and Alliance 2000, Ltd. Dated
         December 21, 2001

   10.2  Guaranty and Suretyship Agreement between              10-Q         10.64      8/12/02      001-14217
         Industrial Data Systems Corporation and Corporate
         Property Associates 4 dated April 26, 2002

   10.3  ENGlobal Corporation Incentive Bonus Plan dated        10-Q         10.65      8/12/02      001-14217
         June 12, 2002

   10.4  1998 Incentive Plan                                     S-8         10.49      8/24/05      333-127803

   10.5  Amendment No. 1 to 1998 Incentive Plan                  S-8         10.65A     6/9/03       333 - 105966

   10.6  Amendment No. 2 to the 1998 Incentive Plan              S-8         10.65A     6/9/03       333 - 105966

   10.7  Amendment No. 3 to the 1998 Incentive Plan              S-8         10.52      8/24/05      333-127803

   10.8  Form of ENGlobal Corporation (f/k/a Industrial          S-8         10.80      8/24/05      333-127803
         Data Systems Corporation) Non-qualified Stock
         Option Agreement Granted Outside of 1998
         Incentive Plan

   10.9  Lease Agreement between Petrocon Engineering,          10-Q         10.66      11/14/02     001-14217
         Inc. and Phelan Investments on July 25, 2002



                                                                             Incorporated by Reference to:
                                                                          -----------------------------------

                                                               Form or                 Filing Date   SEC File
Exhibit No.              Description                          Schedule    Exhibit No.  with SEC      Number
-----------              -----------                          --------    -----------  --------      ------

   10.10  Second Amendment of the Second Amended and             10-Q        10.67      11/14/02     001-14217
          Restated Loan and Security Agreement as of July
          31, 2002 between IDS Engineering and Subsidiaries
          and Fleet Capital Corporation

   10.11  Amendment of the Intercreditor Agreement between       10-Q        10.68      11/14/02     001-14217
          Fleet Capital Corporation, Equus II Incorporated
          and ENGlobal Corporation dated July 31, 2002

   10.12  Fifth Amendment of Lease Agreement between IDS         10-Q        10.69      11/14/02     001-14217
          and 600 C.C. Business Park Ltd.

   10.13  Lease Agreement between PEI Investments and            10-Q        10.70      5/13/03      001-14217
          Petrocon Engineering, Inc. dated July 1, 2002

   10.14  Lease Agreement between Petro-Chem Engineering         10-Q        10.72      8/14/03      001-14217
          and ENGlobal Engineering, Inc. dated June 4, 2003

   10.15  Contract between BASF and ENGlobal Engineering,        10-Q        10.73      8/14/03      001-14217
          Inc. dated June 9, 2003

   10.16  Sublease Agreements between Family Connect, Inc.,      10-Q        10.74      11/14/03     001-14217
          a tenant of CitiPlex Towers Building and IDS
          Engineering dated February 2, 2003

   10.17  Lease Agreement between Oral Roberts University        10-Q        10.75      11/14/03     001-14217
          and IDS Engineering, dba ENGlobal Engineering,
          Inc. dated October 20, 2003

   10.18  Sixth Amendment of the Second Amended and              10-Q        10.76      11/14/03     001-14217
          Restated Loan and Security Agreement as of June
          30, 2003 between ENGlobal Corporation and
          Subsidiaries and Fleet Capital Corporation

   10.19  Second Amendment of the ENGlobal Engineering,          10-K        10.77      3/30/04      001-14217
          Inc. 401(k) Plan dated January 1, 2004 (formerly
          called the "Petrocon Engineering, Inc. 401(k)
          Plan")

   10.20  ENGlobal Corporation Employee Stock Purchase Plan       S-8         10.1      3/12/04      333-113554
          dated March 2, 2004


   10.21  Lease Agreement between ENGlobal Design Group,         10-K        10.79      3/30/04      001-14217
          Inc. and TC Meridian Tower LP dated January 24,
          2004

   10.22  Credit Agreement by and between Comerica Bank and       8-K        10.1       8/9/04       001-14217
          ENGlobal Corporation and its subsidiaries dated
          July 27, 2004

   10.23  Security Agreement by and between Comerica Bank         8-K        10.2       8/9/04       001-14217
          and ENGlobal Corporation and its subsidiaries
          dated July 27, 2004

   10.24  Master Revolving Note by and between Comerica           8-K        10.3       8/9/04       001-14217
          Bank and ENGlobal Corporation and its
          subsidiaries dated July 27, 2004

   10.25  Termination Agreement by and among ENGlobal             8-K        99.1       10/1/04      001-14217
          Corporation, Equus II Incorporated, Alliance
          2000, Ltd., Significant PEI Shareholders, Michael
          L. Burrow, as shareholder representative for the
          Significant PEI Shareholders, and Johnny J.
          Williams, Esq., as Escrow Agent, dated September
          28, 2004


                                                                             Incorporated by Reference to:
                                                                          -----------------------------------

                                                               Form or                 Filing Date   SEC File
Exhibit No.              Description                          Schedule    Exhibit No.  with SEC      Number
-----------              -----------                          --------    -----------  --------      ------

   10.26  ENGlobal Corporation Key Manager Incentive Plan         8-K        10.1       12/21/04     001-14217
          dated December 16, 2004

   10.27  ENGlobal Corporation Executive Level Incentive          8-K        10.1       12/21/04     001-14217
          Plan dated December 16, 2004

   10.28  Third Amendment of the ENGlobal Engineering, Inc.      10-K        10.48      3/30/05      001-14217
          401(k) Plan (formerly called the "Petrocon
          Engineering, Inc. 401(k) Plan") dated March 9,
          2005 and effective January 1, 2005.

   *11.1  Statement Regarding Computation of Per Share
          Earnings is included as Note 2 to the Notes to Consolidated Financial Statements.

    14.1  ENGlobal Corporation Code of Ethics for Chief          10-K        99.5       3/30/04      001-14217
          Executive Officer and Senior Financial Officers
          dated March 25, 2004

    14.2  ENGlobal Corporation Code of Business Conduct and      10-K        99.6       3/30/04      001-14217
          Ethics dated March 25, 2004

   *21.1  Subsidiaries of the Registrant

   *23.1  Consent of Hein & Associates LLP

   *31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

   *31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

   *32.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and
          18 U.S.C. Section 1350

   *32.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and
          U.S.C. Section 1350

*  Filed herewith


                                                    74

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal CORPORATION


Dated:   March 30, 2006
                                   By: //s// Michael L. Burrow
                                             Michael L. Burrow, P.E.,
                                             Chief Executive Officer, Director


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

                                   By: //s// Michael L. Burrow
                                             Michael L. Burrow, P.E.
                                             Chief Executive Officer, Director

                                   By: //s// William A. Coskey
                                             William A. Coskey, P.E.
                                             Chairman of the Board, Director

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