Form 10-Q
period 2006-03-31
ENGLOBAL CORP
filed 2006-05-15
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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



        654 N. Sam Houston Parkway E., Suite 400, Houston, TX 77073-6033
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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
Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer  X
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes      No  X
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of May 8, 2006.

      $0.001 Par Value Common Stock                    26,373,435 shares

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

Part I.         Financial Information

       Item 1.  Financial Statements

                Condensed Consolidated Statements of Income for the
                    Three Months Ended March 31, 2006 and March 31, 2005      3

                Consolidated Statements of Comprehensive Income for the
                    Three Months Ended March 31, 2006 and March 31, 2005      4

                Condensed Consolidated Balance Sheets at March 31, 2006
                    and December 31, 2005                                     5

                Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2006 and March 31, 2005      6

                Notes to Condensed Consolidated Financial Statements       7-12

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   13-22

       Item 3.  Quantitative and Qualitative Disclosures About Market
                    Risk                                                     22

       Item 4.  Controls and Procedures                                      23

Part II.        Other Information

       Item 1.  Legal Proceedings                                            24

       Item 1A. Risk Factors                                                 24

       Item 2.  Unregistered Sales of Equity Securities and Use of
                    Proceeds                                                 24

       Item 3.  Defaults Upon Senior Securities                              24

       Item 4.  Submission of Matters to a Vote of Security Holders          24

       Item 5.  Other Information                                            24

       Item 6.  Exhibits                                                     24

                 Signature                                                   25


                                PART I. - FINANCIAL INFORMATION
                                -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                     ENGlobal Corporation
                          Condensed Consolidated Statements Of Income
                                          (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                  ----------------------------
                                                                      2006            2005
                                                                  ------------    ------------
Operating Revenue                                                 $ 66,626,836    $ 44,629,262
                                                                  ------------    ------------

Operating Expenses:
     Direct cost                                                    58,405,208      38,931,064
     Selling, general and administrative                             6,100,351       4,068,873
                                                                  ------------    ------------
         Total operating expense                                    64,505,559      42,999,937
                                                                  ------------    ------------

         Operating income                                            2,121,277       1,629,325

Other Income (Expense):
     Other income                                                       21,752          28,945
     Interest income (expense), net                                   (162,146)       (196,824)
                                                                  ------------    ------------
         Total other income (expense)                                 (140,394)       (167,879)
                                                                  ------------    ------------

Income before Provision for Income Taxes                             1,980,883       1,461,446

Provision for Income Taxes                                             746,740         540,735
                                                                  ------------    ------------

         Net Income                                               $  1,234,143    $    920,711
                                                                  ============    ============

Net Income Per Common Share:
     Basic                                                        $       0.05    $       0.04
     Diluted                                                      $       0.05    $       0.04

Weighted Average Shares Used in Computing Net Income Per Share:
     Basic                                                          26,332,602      23,500,064
     Diluted                                                        27,246,347      24,012,375





        See accompanying notes to interim condensed consolidated financial statements.


                              ENGlobal Corporation
                 Consolidated Statements of Comprehensive Income


                                                        For the Three Months
                                                           Ended March 31,
                                                     ---------------------------
                                                        2006            2005
                                                     -----------     -----------

Net Income                                           $ 1,234,143     $   920,711
                                                     -----------     -----------

Other Comprehensive Income (Loss):
     Foreign currency translation adjustment                (703)           --
     Income tax benefit                                      270            --
                                                     -----------     -----------
     Net other comprehensive income                         (433)           --
                                                     -----------     -----------

Net Comprehensive Income                             $ 1,233,710     $   920,711
                                                     ===========     ===========







 See accompanying notes to interim condensed consolidated financial statements.


                                                    ENGlobal Corporation
                                           Condensed Consolidated Balance Sheets

                                                                                                 March 31,     December 31,
                                                                                                   2006            2005
                                                                                               ------------    ------------
                                                                                               (unaudited)
                                     ASSETS
                                     ------
Current Assets:
     Cash                                                                                      $     20,013    $    159,414
     Trade receivables, less allowance for doubtful accounts of approximately
        $496,000 and $503,000, respectively                                                      49,119,138      46,248,458
     Costs and estimated earnings in excess of billings on uncompleted contracts                  4,529,849       4,148,275
     Prepaid expenses and other current assets                                                    1,287,668       1,600,369
     Current portion of note receivable                                                              49,747            --
     Inventories                                                                                       --           153,968
     Deferred tax asset                                                                             305,258         305,258
     Federal income taxes receivable                                                                   --            52,818
                                                                                               ------------    ------------
         Total Current Assets                                                                    55,311,673      52,668,560

Property and Equipment, net                                                                       6,963,772       6,861,361
Goodwill                                                                                         17,126,822      15,454,583
Note receivable, net of current portion                                                             136,500            --
Non-current Deferred Tax Asset                                                                       90,792          74,892
Other Assets                                                                                        844,195         876,534
                                                                                               ------------    ------------
         Total Assets                                                                          $ 80,473,754    $ 75,935,930
                                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
     Accounts payable                                                                          $ 11,801,435    $ 15,211,331
     Accrued compensation and benefits                                                            8,801,280       9,799,074
     Deferred rent                                                                                  493,186         361,292
     Current portion of long-term debt                                                            1,008,961         547,934
     Billings and estimated earnings in excess of costs on uncompleted contracts                  5,732,621       3,775,625
     Federal income taxes payable                                                                   539,823            --
     Other liabilities                                                                              872,480       1,148,079
                                                                                               ------------    ------------
         Total Current Liabilities                                                               29,249,786      30,843,335

Long-Term Debt, net of current portion                                                            9,909,917       5,227,976
                                                                                               ------------    ------------
         Total Liabilities                                                                       39,159,703      36,071,311

Contingencies (Note 10)

Stockholders' Equity:
     Series A redeemable convertible preferred stock - $0.001 par value;
        2,265,167 shares authorized March 31, 2006 and December 31, 2005, respectively; 0 shares issued and
        outstanding March 31, 2006 and December 31, 2005, respectively                                 --              --
     Common stock, $0.001 par value; 75,000,000 shares authorized; 26,352,781 and 26,289,567 outstanding and 27,005,158 and 26,941,944 issued at March 31, 2006 and December 31,
        2005, respectively                                                                           27,005          26,941
     Additional paid-in capital                                                                  27,442,630      27,230,332
     Retained earnings                                                                           14,437,350      13,203,208
     Treasury stock - 652,377 shares at cost                                                       (592,231)       (592,231)

     Accumulated other comprehensive income (loss)                                                     (703)         (3,631)
                                                                                               ------------    ------------

         Total Stockholders' Equity                                                              41,314,051      39,864,619
                                                                                               ------------    ------------

         Total Liabilities and Stockholders' Equity                                            $ 80,473,754    $ 75,935,930
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


                                      ENGlobal Corporation
                         Condensed Consolidated Statements Of Cash Flows
                                           (Unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2006           2005
                                                                        -----------    -----------
Cash Flows from Operating Activities:
     Net income                                                         $ 1,234,143    $   920,711
      Adjustments to reconcile net income to net cash provided by
         (used in) operating activities -
         Depreciation and amortization                                      648,703        428,871
         Share based compensation expense                                    85,305           --
         (Gain) Loss on disposal of property, plant and equipment           (10,000)          (333)
         (Gain) Loss on assets held for sale                                   --         (134,447)
         Deferred income tax expense                                        (15,900)          --
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                               (2,870,680)     1,881,491
         Inventories                                                        153,968         (4,895)
         Costs and estimated earnings in excess of billings                (381,574)      (488,913)
         Prepaid expenses and other assets                                   54,136        638,928
         Accounts payable                                                (3,409,896)    (1,307,247)
         Accrued compensation and benefits                               (1,083,098)     2,039,376
         Billings in excess of costs and estimated earnings               1,956,996        (85,777)
         Other liabilities                                                 (143,704)       (86,973)
         Income taxes receivable (payable)                                  592,639        738,164
                                                                        -----------    -----------
               Net cash provided by (used in) operating activities       (3,188,962)     4,538,956
Cash Flows from Investing Activities:
     Property and equipment acquired                                       (696,456)      (682,651)
     Proceeds from sale of equipment                                         10,000         15,000
     Proceeds from sale of other assets                                      50,000        823,350
     Net cash paid for acquisitions                                        (649,251)       (10,000)
                                                                        -----------    -----------

         Net cash provided by (used in) investing activities             (1,285,707)       145,699
                                                                        -----------    -----------
Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                          4,325,950     (4,229,395)
     Proceeds from issuance of common stock                                 212,361         41,899
     Short-term note repayments                                                --         (356,894)
     Capital lease repayments                                                  --           (1,611)
     Long-term debt repayments                                             (205,971)      (140,000)
                                                                        -----------    -----------

         Net cash provided by (used in) financing activities              4,332,340     (4,686,001)
                                                                        -----------    -----------
Effect of Exchange Rate Changes on Cash                                       2,928           --
                                                                        -----------    -----------
         Net change in cash                                                (139,401)        (1,346)
Cash, at beginning of period                                                159,414          8,006
                                                                        -----------    -----------
Cash, at end of period                                                  $    20,013    $     6,660
                                                                        ===========    ===========
Supplemental Disclosures:
         Interest paid                                                  $    90,254    $   181,052
                                                                        ===========    ===========
         Income taxes paid                                              $   248,867    $     2,144
                                                                        ===========    ===========
Non-Cash:
         Issuance of note for ATI assets                                $ 1,000,000    $      --
                                                                        ===========    ===========
         Acceptance of note for Constant Power assets                   $   216,000    $      --
                                                                        ===========    ===========


         See accompanying notes to interim condensed consolidated financial statements.

                                             6

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein, are un-audited for the three-month periods ended March 31, 2006 and 2005. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

     Certain amounts in the 2005 financial statements have been reclassified to more closely conform to the 2006 presentation.

NOTE 2 - SHARE BASED COMPENSATION

     The Company currently sponsors a stock-based compensation plan as described below. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ( "SFAS No. 123(R)"). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually a vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on the vested portion of the awards; however, the total compensation expense is recognized on a straight-line basis over the vesting period.

     In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $85,305 was recorded in the three months ended March 31, 2006. The total stock-based compensation expense was recorded in selling, general and administrative expense. The total income tax benefit recognized in the condensed consolidated statements of income for the share-based arrangements for the three months ended March 31, 2006 was $15,900.

     Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by the Company.

     The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $10.7 million and $3.1 million, respectively.

     Stock Option and Incentive Plans

     The Company maintains a stock option plan (the "Option Plan") under which the Company may issue incentive stock options to employees and non-employee directors. Under the Option Plan, a maximum of 2,650,000 shares of our common stock was approved to be issued or transferred to certain non-employee directors, officers and employees pursuant to stock based awards granted. As of March 31, 2006, 514,833 shares remain available for grant under the Option Plan.

     The Company's policy regarding share issuance upon option exercise takes into consideration the optionee's eligibility and vesting status. Upon receipt of an optionee's exercise notice and payment, and the Company's subsequent determination of eligibility, the Company's Chief Governance Officer or the Chairman of the Compensation Committee instructs our transfer agent to issue shares of our Common Stock to the optionee.

     Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options have vested generally over one year for non-employee directors and ratably over four years for officers and employees. The granted options generally have ten year contractual terms.

     Compensation expense of $477,000 related to previously granted stock option awards which are non-vested had not yet been recognized at March 31, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately 20 months.

     The following summarizes stock option activity for the first quarter of 2006.

                                                              Weighted
                                                   Weighted    Average
                                                   Average    Remaining    Aggregate
                                     Number of     Exercise  Contractual   Intrinsic
                                      Options       Price    Term (Years) Value (000's)
                                     ----------    --------  -----------  -------------
     Balance at December 31, 2005     1,438,234        3.07
         Granted                           --          --
         Exercised                      (49,594)       1.29
         Canceled or expired             (5,573)       3.04
                                     ----------

     Balance at March 31, 2006        1,383,067    $   3.14        6.4    $    6,392
                                     ==========    ========    =======    ==========

     Exercisable at March 31, 2006      963,400    $   3.28        5.6    $    3,026
                                     ==========    ========    =======    ==========

     The total intrinsic value of options exercised was $488,000 and $8,600 for the three months ended March 31, 2006 and 2005, respectively.

     Pro Forma Effects

     If compensation expense for the stock options that we granted had been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No.
     148 and SFAS No. 123(R), our net income and net income per share for the quarter ended March 31, 2005 would have been as follows:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                     2005
                                                                                 ------------
                                                                                (in thousands)

         Net income available for common stock - as reported                      $     921
         Compensation expenses if the fair value method had been applied                (17)
                                                                                  ----------
              Net income available for common stock - pro forma                   $     904
                                                                                  ==========

     Net income per share - as reported
         Basic                                                                    $    0.04
         Diluted                                                                  $    0.04
     Net income available per share - pro forma
         Basic                                                                    $    0.04
         Diluted                                                                  $    0.04



     The fair value of each stock option granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value the option grants issued at March 31, 2005.

             Weighted Average      Average         Expected         Expected
              Risk Free Rate    Expected Life     Volatility     Dividend Yield
             ----------------   -------------   --------------   --------------

     2005       3.4 - 4.5%         4 Years       74.5 - 79.1%         0.00%
     2006       No options were granted during the three month period ended
                March 31, 2006.

     The Company recognized the pro forma fair value compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the awards.

NOTE 3 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2006 and December 31, 2005:

                                                                                       March 31,  December 31,
                                                                                         2006        2005
                                                                                       --------------------
                                                                                          (in thousands)
                                                                                       --------------------

     Costs incurred on uncompleted contracts                                           $ 26,281    $ 23,426
     Estimated earnings on uncompleted contracts                                          4,150       4,437
                                                                                       --------    --------
         Earned revenues                                                                 30,431      27,863
     Less billings to date                                                              (31,634)    (27,490)
                                                                                       --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                   $ (1,203)   $    373
                                                                                       ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts       $  4,530    $  4,148
     Less billings and estimated earnings in excess of cost on uncompleted contracts     (5,733)     (3,775)
                                                                                       --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                   $ (1,203)   $    373
                                                                                       ========    ========

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders' equity. At March
     31, 2006, comprehensive income included a loss of $703 from foreign currency translation adjustments.

NOTE 5 - GOODWILL

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized over its estimated useful life, but rather is subject to at least an annual assessment for impairment. Goodwill has been allocated to the Company's two reportable segments. The test for impairment is made on each of these reporting segments. No impairment of goodwill has been incurred to date.

NOTE 6 - LINE OF CREDIT AND DEBT

     At the end of the reporting period, the Company had a Credit Facility (the
     "Comerica Credit Facility") with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 27, 2007. The loan agreement positions
     Comerica as senior to all other debt. The line of credit is limited to $22.0 million, subject to loan covenant restrictions. The Comerica Credit
     Facility is collateralized by substantially all the assets of the Company.
     The outstanding balance on the line of credit as of March 31, 2006 was $8.1 million. The remaining borrowings available under the line of credit as of March 31, 2006 were $10.8 million after consideration of loan covenant restrictions.


     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The
     Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of March 31, 2006.

     As of March 31, 2006, the Company had $3.1 million outstanding in standby letters of credit issued to a refining client to cover contractual obligations funded by the client for progress payments made to equipment manufacturers for major project items. As of May 3, 2006, the balance of our outstanding standby letters of credit had been reduced to $1.9 million.
     We expect our current obligations under standby letters of credit to decrease each month until obligations are fully released in June 2006.

                                                                                               March 31,  December 31,
                                                                                                 2006        2005
                                                                                               --------------------
                                                                                                  (in thousands)
                                                                                               --------------------
     Schedule of Long-Term Debt:

         Comerica Credit Facility - Line of credit, prime (7.75% at March 31, 2006),
            maturing in July 2007                                                              $  8,100    $  3,774
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008          165         195
         Significant PEI Shareholders - Note payable, discounted at 4.5% interest, principal
            payments in installments of $208,761 due annually, maturing in December 2006            193         188
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                   1,362       1,444
         InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
            installments of $65,000 plus interest due annually, maturing in December 2007           130         130
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                        949
         Miscellaneous                                                                               20          45
                                                                                               --------    --------

              Total long-term debt                                                               10,919       5,776
              Less: Current maturities                                                           (1,009)       (548)
                                                                                               --------    --------

              Long-term debt, net of current portion                                           $  9,910    $  5,228
                                                                                               ========    ========

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

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     2006        2005
                                                   --------    --------
                                                      (in thousands)
        Revenue:
             Engineering                           $ 62,587    $ 41,510
             Systems                                  4,040       3,119
                                                   --------    --------
                       Total revenue               $ 66,627    $ 44,629
                                                   ========    ========

        Operating income (loss):
             Engineering                           $  4,890    $  3,767
             Systems                                   (182)       (188)
             Corporate                                  129         670
             Inter-company eliminations              (2,716)     (2,620)
                                                   --------    --------
                       Total operating income      $  2,121    $  1,629
                                                   ========    ========


     Financial information about geographic areas
     --------------------------------------------

     Revenue from the Company's non-U.S. operations is currently not material. Long-lived assets (principally leasehold improvements and computer equipment) outside the United States were $100,600 as of March 31, 2006.

NOTE 8 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) for the periods ended March 31, 2006 and 2005 were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      2006          2005
                                                      -----        -----
                                                        (in thousands)

        Current                                       $ 763        $ 921
        Deferred                                        (16)        --
                                                      -----        -----

               Total tax provision                    $ 747        $ 921
                                                      =====        =====

NOTE 9 - EARNINGS PER SHARE

     The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share ("EPS").

                                                              Three Months Ended
                                                                   March 31,
                                                                ---------------
                                                                 2006     2005
                                                                ------   ------
                                                                 (in thousands)
        Weighted average shares outstanding
                 (denominator used to compute basic EPS)        26,333   23,500
        Effect of employee and outside director stock options      913      512
                                                                ------   ------

        Denominator used to compute diluted EPS                 27,246   24,012
                                                                ======   ======


NOTE 10 - CONTINGENCIES

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

     On April 21, 2006 the Company, through one of its subsidiaries, received notification that ABB Lummus Global, Inc. ("ABB"), a customer of the Company, filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code with the Clerk of the United States Bankruptcy Court for the District of Delaware. ABB is continuing to operate its business and manage its affairs as a debtor and debtor in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

     The Company began performing work on contracts for ABB in December 2005 and to date has billed ABB approximately $4.6 million for labor, materials and equipment through mid April 2006. As of April 28, 2006, the Company had approximately $1.4 million in outstanding billings to or current receivables from ABB. The Company continues to receive payments within terms agreed upon. The Company will continue to monitor the bankruptcy case to determine the status of past and future payments from ABB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements
     --------------------------

          Certain information contained in this Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; customer retention; project reversals; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

          The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the notes thereto, included in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     MD&A Overview
     -------------

          The following list sets forth a general overview of the more significant changes in the Company's financial condition and results of operations for the three month period ended March 31, 2006, compared to the corresponding period in 2005.

                                            During the three month period
                                                ended March 31, 2006
                                            -----------------------------
                   Revenue                         Increased 49%

                   Gross profit                    Increased 44%

                   Operating income                Increased 30%

                   SG&A expense                    Increased 50%

                   Net income                      Increased 34%

          Long-term debt, net of current portion, increased 90%, or $4.7 million, from $5.2 million at December 31, 2005 to $9.9 million at March 31, 2006, and as a percentage of stockholders' equity, long-term debt increased from 13.1% to 24.0% at these same dates. The primary reason for the increase in long-term debt is the timing difference related to meeting short-term bi-weekly payroll obligations from our growth and longer collection periods on receipts from our client. On average, our accounts receivable days outstanding has increased to 64 days for the three month period ended March 31, 2006, from 58 days for the comparable period in 2005. The Company continues to work toward improving billing and collection processes.

          Total stockholders' equity increased 4%, or $1.4 million, from $39.9 million as of December 31, 2005 to $41.3 million as of March 31, 2006.


     Critical Accounting Policies
     ----------------------------

          A summary of critical accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in our 2005 Annual
          Report on Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and
          Results of Operation in our 2005 Annual Report on Form 10-K. Other than the adoption of SFAS No. 123(R), there have been no changes in the nature of our critical accounting policies or the application of those policies which is described in Note 2 to the Interim Condensed
          Consolidated Financial Statements included in this Form 10-Q, since
          December 31, 2005.

     Results of Operations
     ---------------------

                Consolidated Results of Operations for the Three Months
                             Ended March 31, 2006 and 2005
                                      (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                               -----------------------------------------
                                                       2006                 2005
                                               -----------------------------------------
                                                            (In thousands)
                                               -----------------------------------------
     Revenue:
            Engineering                        $    62,587   93.9%   $    38,579   86.4%
            Systems                                  4,040    6.1%         3,119    7.0%
            Acquisition                               --      -- %         2,931    6.6%
                                               -----------           -----------
                  Total revenue                $    66,627  100.0%   $    44,629  100.0%
                                               ===========           ===========

         Gross profit:
            Engineering                        $     7,796   12.5%   $     5,061   13.1%
            Systems                                    426   10.6%           249    8.0%
            Acquisition                               --      -- %           388   13.2%
                                               -----------           -----------
                  Total gross profit                 8,222   12.3%         5,698   12.8%
                                               -----------           -----------

         SG&A expense:
            Engineering                              2,906    4.6%         1,395    3.6%
            Systems                                    608   15.1%           437   14.1%
            Corporate                                2,587    3.9%         1,948    4.4%
            Acquisition                               --      -- %           288    9.8%
                                               -----------           -----------
                  Total SG&A expense                 6,101    9.2%         4,068    9.1%
                                               -----------           -----------

         Operating income:
            Engineering                              4,890    7.8%         3,667    9.5%
            Systems                                   (182)   4.5%          (188)  (6.1)%
            Corporate                               (2,586)   3.9%        (1,950)  (4.4)%
            Acquisition                               --      -- %           100    3.4%
                                               -----------           -----------
                  Total operating income             2,121    3.2%         1,629    3.7%
                                               -----------           -----------

         Other income (expense), net                  (140)  (0.2)%         (167)  (0.4)%
         Tax provision                                (747)  (1.1)%         (541)  (1.2)%

                  Net income                   $     1,234    1.9%   $       921    2.1%
                                               ===========           ===========

                                       14

     Other financial comparisons:
     ----------------------------

                                                         March 31, March 31,
                                                           2006      2005
                                                         ------------------
                                                           (In thousands)
                                                         ------------------

           Working capital                               $26,062    $10,915

           Total assets                                  $80,474    $54,697

           Long-term debt, net of current portion        $ 9,910    $11,241

           Stockholders' equity                          $41,314    $21,014

          Certain assets of Analyzer Technology International, Inc. ("ATI") were acquired in our systems segment during the three months ended March 31, 2006 and integrated immediately into existing operations. As such, the results of ATI will not be presented in "Acquisition" totals. All previous acquisitions have been fully integrated and reported in segment details. In the results presented for the first quarter of 2005, "Acquisition" totals include the combined results of operations related to assets acquired from Cleveland Inspection Services, Inc. ("Cleveland") and AmTech Inspection, LLC ("AmTech"). For analytical purposes only, results from acquired companies or acquired assets are shown separately for the first 12 months after closing.

          Results presented for the first quarter of 2005 have been reclassified to more closely conform to the 2006 presentation.

          We recorded net income of $1.2 million, or $0.05 per diluted share for the three months ended March 31, 2006, compared to net income of $921,000, or $0.04 per diluted share for the corresponding period last year. We adopted SFAS 123(R) on January 1, 2006, and our results of operations for the three months ended March 31, 2006 include $85,305 of expense related to stock options. These amounts have been included in selling, general and administrative ("SG&A") expenses in the accompanying Condensed Consolidated Statements of Income.

          The following table compares the effects of SFAS 123(R) on net income and earnings per share for the three months ended March 31, 2006.

           Net income
               As reported                                            $1,234,143
               Effect of SFAS 123(R)                                      85,305
                                                                      ----------
           Net income before the effects of SFAS 123(R)               $1,319,448
                                                                      ==========

           Diluted earnings per share
               As reported                                            $     0.05
               Effect of SFAS 123(R)                                        0.00
                                                                      ----------
           Net earnings per share before the effects of SFAS 123(R)   $     0.05
                                                                      ==========

          The following table presents, for the periods indicated, the approximate percentage of total revenues and operating income or loss attributable to our reportable segments:

                                                     Three Months Ended
                                                          March 31,
                                                       2006      2005
                                                      ------    ------
               Revenue:
                       Engineering                    93.9 %    93.0 %
                       Systems                         6.1 %     7.0 %

               Operating income (loss):
                       Engineering                     7.8 %     9.1 %
                       Systems                        (4.5)%    (6.0)%

          The Company's revenue is composed of engineering, construction and procurement service revenue and product sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed-price contracts. However, our engineering segment recognized approximately $5.2 million in fixed-price EPC revenue in the three month period ended March 31, 2006, compared to less than $150,000 of similar revenue in the same period in 2005.

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

          In the course of providing our services, we routinely provide engineering, materials, and equipment and may provide construction services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue may not be indicative of business trends.

          For analytical purposes only, we segregate from our total revenue the revenues derived from material assets or companies acquired during the first 12 months following their respective dates of acquisition and refer to such revenue as "Acquisition" revenue. We also segregate gross profits and SG&A expenses derived from material assets or company acquisitions on the same basis as we segregate revenues. We analyze, for internal purposes only, the percentage of our revenue that comes from staffing services versus the percentage that comes from engineering services, as engineering services have a higher margin than field or staffing services.

          Operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operation.

          Corporate SG&A expense is comprised primarily of marketing costs, as well as costs related to the executive, governance/investor relations, finance, accounting, safety, human resources, project controls and information technology departments and other costs generally unrelated to specific client projects, but which are incurred to support corporate activities and initiatives.

     Industry Overview:

          Many ENGlobal offices have benefited from the strong refinery market. We expect significant capital projects to be generated by refinery operations over the next several years and we will continue to research other markets that value our services. Overall, projects related to refining capacity and environmental mandates have trended upward. As stated in our 2003 annual letter to stockholders, the global demand for oil products has tightened the supply of both crude oil as well as refinery products. With this current demand, we believe each of ENGlobal's business segments are well positioned within the industry should refinery capacity be added in the United States of America and the overseas markets continue to rise.

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

     Revenue:

          Revenue increased $22.0 million, or 49.3%, to $66.6 million for the three months ended March 31, 2006 from $44.6 million for the comparable prior year period with approximately $21.1 million of the increase coming from our engineering segment and $900,000 attributable to our systems segment.

     Gross Profit:

          Gross profit increased $2.5 million, or 43.9%, to $8.2 million for the three months ended March 31, 2006 from $5.7 million for the comparable prior year period. As a percentage of revenue, gross profit decreased 0.5% from 12.8% for the three months ended March 31, 2005 to 12.3% for the quarter ended March 31, 2006. Of the overall $2.5 million increase in gross profit, approximately $2.8 million was primarily due to the $22.0 million increase in revenue offset by approximately $300,000 in equivalent additional costs.

     Selling, General, and Administrative:

          As a percentage of revenue, SG&A expense increased only 0.1% to 9.2% for the three months ended March 31, 2006 from 9.1% for the comparable period in 2005 even though total expense for SG&A increased $2.0 million, or 48.8%, to $6.1 million for the three months ended March 31, 2006 from $4.1 million for the comparable prior year period.

          As a percentage of revenue, Corporate SG&A expense decreased 0.5% to 3.9% for the three months ended March 31, 2006 from 4.4% for the comparable prior year period. Corporate SG&A expense increased approximately $700,000, or 36.8%, to $2.6 million for the three months ended March 31, 2006 from $1.9 million for the comparable prior year period primarily from business development ($300,000); support services including accounting, investor relations, human resources, information technology and safety ($300,000) and project controls ($100,000).

     Operating Income:

          Operating income increased approximately $500,000, or 31.3%, to $2.1 million for the three months ended March 31, 2006 from $1.6 million compared to the same period in 2005. As a percentage of revenue, operating income decreased 0.5% to 3.2% for the three months ended March 31, 2006 from 3.7% for the comparable prior year period. Our systems segment reported a loss of approximately $182,000 for the three month period ended March 31, 2006 compared to a loss of approximately $188,000 for the comparable period in 2005.

     Other Expense, net:

          Other expense decreased $27,000, to $140,000 for the three month period ended March 31, 2006 from $167,000 for the comparable prior year period, primarily due to lower net interest expense ($35,000).

      Tax Provision:

          Income tax expense increased $206,000, or 38.1%, to $747,000 for the three months ended March 31, 2006 from $541,000 for the comparable prior year period. The estimated effective tax rate was 38.5% for the three-month period ended March 31, 2006 compared to 37.0% for the comparable prior year period. The change in the effective tax rate is the result of utilization of net operating loss for the 2005 year.

          The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences. Estimates at March 31, 2005 included the effect of non-recurring differences in tax estimates from the 2004 year-end. Estimates at March 31, 2006 are based on results of the 2005 year-end and adjusted for estimates of non-recurring differences from the prior year, as well as, anticipated book to tax differences for 2006.

     Net Income:

          Net income for the three months ended March 31, 2006 increased $300,000, or 33.3%, to $1.2 million from $900,000 for the comparable prior year period. As a percentage of revenue, net income decreased to 1.9% for the three month period ended March 31, 2006 from 2.1% for the period ended March 31, 2005.

     Segment Results
     ---------------

                                      Engineering
                                      -----------

                                                   Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                                 2006                2005
                                          --------------------------------------
                                                      (In thousands)
                                          --------------------------------------

         Revenue:
            Engineering                   $  62,587   100.0%    $ 38,579   92.9%
            Acquisition                        --       --         2,931    7.1%
                                          ---------             --------
                Total revenue             $  62,587   100.0%    $ 41,510  100.0%
                                          =========             ========

         Gross profit:
            Engineering                   $   7,796    12.5%    $  5,061   13.1%
            Acquisition                        --       --           388   13.2%
                                          ---------             --------
                Total gross profit            7,796    12.5%       5,449   13.1%
                                          ---------             --------

         Operating SG&A expense:
            Engineering                       2,906     4.6%       1,395    3.6%
            Acquisition                        --       --           288    9.8%
                                          ---------             --------
                Total SG&A expense            2,906     4.6%       1,683    4.1%
                                          ---------             --------

         Operating income:
            Engineering                       4,890     7.8%       3,667    9.5%
            Acquisition                        --       --           100    3.4%
                                          ---------             --------
                Total operating income    $   4,890     7.8%    $  3,767    9.1%
                                          ---------             --------

     Overview:

          Our engineering segment continues to benefit from a large project load generated primarily by its downstream clients and to a lesser extent by its midstream clients. The industry's refining segment continues to be very active supplying a large percentage of the Company's backlog. ENGlobal is benefiting from the renewed interest of its chemical/petrochemical clients in maintenance and retrofit projects as product margins in this marketplace improve.

          Beginning January 1, 2006, the Company re-assigned all advanced automation and integrated controls projects previously reported under the systems segment to the newly created ENGlobal Automation Group within the engineering segment. Results presented for the first quarter of 2005 have been reclassified to reflect the re-assignment.

          There were no acquisition totals for the engineering segment for the three months ended March 31, 2006, as all previous acquisitions have been fully integrated. Acquisition totals for the three months ended March 31, 2005 are from results of operations related to assets acquired from Cleveland and AmTech. In the results for the three-month period ended March 31, 2004, acquisition totals are from results of operations related to assets acquired from Petro-Chem.


     Revenue:

          Revenue increased $21.1 million, or 50.9%, to $62.6 million for the three months ended March 31, 2006 from $41.5 million for the comparable prior year period. The following table illustrates the composition of the Company's revenue mix quarter over quarter for the three month periods ended March 31, 2006 and 2005, and provides a comparison of the changes in revenue (in thousands) and revenue trends period over period:

                                          2006    % rev   2005    % rev   $ change   % change
                                          ----    -----   ----    -----   --------   --------
            Detail-design                  34.3     55%    21.1     51%       13.2       63%
            Field services & inspection    16.5     26%    12.5     30%        4.0       32%
            Procurement & construction      6.6     11%     7.8     19%       (1.2)     -15%
            Design-build fixed price        5.2      8%     0.1      0%        5.1     5100%
                                          -----           -----            -------
                                           62.6    100%    41.5    100%       21.1

          The largest increase in revenue came from our core detail-design and field service activity that increased $17.2 million, or 51% to $50.8 million for the first quarter of 2006 from $33.6 million for the comparable period in 2005 and on a combined basis accounted for approximately 81% of engineering's total revenue mix in each of the comparable three month periods. The design-build revenue increased $5.1 million, or 5100%, from almost no activity for the three month period ended March 31, 2005 to $5.2 million for the same period in 2006 and accounted for approximately 8% of engineering's total revenue. Revenue from non-labor procurement and construction activity decreased $1.2 million from $7.8 million during the three months ended March 31, 2005 to $6.6 million for the first quarter of 2006. Individually, detail-design revenue was the major contributor in our overall $21.1 million revenue increase adding $13.2 million and increasing its share of our overall revenue from 51% for the three months ended March 31, 2005 to 55% for the first quarter of 2006. Our field services revenue also increased by $4.0 million for the first quarter of 2006 compared to the comparable prior year period, but as a percentage of our overall revenue mix, decreased from 30% in 2005 to 26% in 2006. Although management anticipates positive trends for all labor-based revenue, they expect the growth trend in both detail-design and design-build projects to continue to bring opportunities from both current and new clients.

     Gross Profit:

          Gross profit increased $2.3 million, or 42.6%, to $7.8 million for the three months ended March 31, 2006 from $5.4 million for the comparable period in 2005, and, as a percentage of revenue, decreased slightly by .6% from 13.1% to 12.5% for the three-month periods ended March 31, 2005 and 2006, respectively. Of the overall $2.3 million increase in gross profit, approximately $2.7 million was attributable to the $21.1 million increase in total revenue, offset by approximately $400,000 in reduced margins. Reversals related to cost overruns and rework on four fixed price detail-design and design-build projects reduced margins by approximately $289,000 during the current period. Also, approximately $9.1 million, or 43%, of the increase in our revenue came through lower margin field service work and design-build, fixed price projects with lower margin percentages. Fixed price design-build projects negatively impact gross profit ratios as a percentage of revenue when compared to prior reporting periods because higher cost-plus margins on engineering labor that historically have been recognized immediately are now being combined with lower, pass-thru margins on procurement and construction, and subcontractor charges and are recognized throughout the duration of the EPC project.

     Selling, General, and Administrative:

          As a percentage of revenue, SG&A expense increased to 4.6% for the three-month period ended March 31, 2006 from 4.1% for the three-month period ended March 31, 2005. SG&A expense increased $1.2 million, or 70.6%, to $2.9 million for the three months ended March 31, 2006 from $1.7 million for the comparable prior year period. The increase in SG&A expense included $536,000 attributable to the support of expanded facilities and supplies. Offices in Tulsa, Houston, Dallas and Beaumont were expanded to meet both current and projected growth requirements. Additional increases came from salaries, burdens and benefits of $525,000, travel expense of $64,000, and $75,000 in other charges.

     Operating Income:

          Operating income increased $1.1 million, or 28.9%, to $4.9 million for the three months ended March 31, 2006 from $3.8 million for the comparable prior year period. As a percentage of revenue, operating income deceased to 7.8% for the three months ended March 31, 2006 from 9.1% for the comparable prior year period.

                                     Systems
                                     -------

                                                  Three Months Ended
                                                       March 31,
                                       -----------------------------------------
                                              2006                   2005
                                       -------------------   -------------------
                                                    (In thousands)
                                       -----------------------------------------

            Revenue:                   $    4,040   100.0%   $    3,119   100.0%
                                       ===========           ===========

            Gross profit:              $      426    10.6%   $      249     8.0%
                                       -----------           -----------

            Operating SG&A expense:           608    15.1%          437    14.1%
                                       -----------           -----------

            Operating income:                (182)  (4.5)%         (188)  (6.0)%
                                       ===========           ===========

     Overview:

          In the fourth quarter of 2005, the Company began an internal initiative to provide heat tracing products and design and construction management services to new and existing clients.

          Beginning January 1, 2006, the Company re-assigned all advanced automation and integrated controls projects previously reported in the systems segment to the ENGlobal Automation Group within the engineering segment. Results presented for the first quarter of 2005 have been reclassified to reflect the re-assignment.

          Also in January, the Company sold certain assets related to the operation of Constant Power Manufacturing Company ("CPM"), a division that provided uninterruptible power supplies, metering services and battery maintenance. The assets that were sold primarily included inventory items, supplies and work-in-process. CPM was dissolved during the fourth quarter of 2005.

          During February, the Company acquired certain assets of ATI, a Houston-based analyzer systems provider specializing in the design and fabrication of online process analyzer systems. ATI expects to realize efficiencies in its operation following its move to ESI's Houston facility. Approximately $8.8 million in project awards, directly related to the acquisition of ATI, have been received with $3.5 million and $5.3 million of this amount scheduled for completion during the first and second quarters of 2007, respectively.

          The systems segment recorded an operating loss during the three months ended March 31, 2006. The operating loss was due primarily to the following activities and results:

               o    $86,000 in expenses related to the ATI acquisition;
               o $52,000 in additional costs related to the sale of the Constant Power assets; and
               o $65,000 in a net investment in the internal heat tracing initiative.

          Approximately $86,000 in expense directly related to the acquisition of ATI was incurred during the three months ended March 31, 2006. The expense included rents, utilities, legal, travel, labor and benefit costs associated with the integration and consolidation of ATI into our Houston facility. Approximately $66,000 of the expense recorded during the period will not recur in the future.

          Approximately $52,000 in additional cost was recorded during the period related to the work-in-progress portion of the sale of those certain assets of CPM. The Company does not expect to incur any future charges related to this transaction.

          Our investment in the internal heat tracing initiative resulted in a loss of approximately $65,000 during the period, primarily for administrative and sales expenses associated with marketing activity.

     Revenue:

          Revenue increased approximately $900,000, or 29.1%, to $4.0 million for the three month period ended March 31, 2006 from $3.1 million for the comparable prior year period. The general turnaround in the oil and gas industry continues to increase the demand for remote instrument enclosures and process analyzer systems. The Company expects that the acquisition of ATI will generate additional revenue, which expectation is supported by the $8.8 million in project awards received since the acquisition was completed in February.

     Gross profit:

          Gross profit increased approximately $177,000, or 71.1%, to $426,000 for the three months ended March 31, 2006 from $249,000 for the comparable prior year period and, as a percentage of revenue, gross profit increased to 10.6% from 8.0% for the respective periods. Corrective actions taken during the first quarter of the year to replace all contract shop labor with more stable, direct-hire employees and the additional staffing within estimating are helping to improve margins and reduce the amount of overruns on projects. Non-recurring costs related to the CPM work-in-progress negatively impacted gross profit approximately $52,000 during the period.

     Selling, General, and Administrative:

          SG&A expense increased approximately $171,000, or 39.2%, to $608,000 for the three months ended March 31, 2006 from $437,000 for the same period in 2005 and, as a percentage of revenue, SG&A expense increased to 15.1% from 14.1% for the respective periods. SG&A expense for the period included approximately $85,000 in expense directly related to the ATI acquisition, of which approximately $65,000 is not expected to recur in the future, and $73,000 of which were attributable to our investment in heat tracing.

     Operating Income:

          The systems segment recorded an operating loss of $182,000 for the three months ended March 31, 2006 compared to an operating loss of $188,000 recorded for the three months period ended March 31, 2005.

     Liquidity and Capital Resources
     -------------------------------

          Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit, which is currently in effect with Comerica Bank (the "Comerica Credit Facility"). As of March 31, 2006, we had working capital of $26.1 million. Long-term debt, net of current portion, was $9.9 million as of March 31, 2006, including $8.1 million outstanding under the Comerica Credit Facility.

          The Comerica Credit Facility is senior to all other debt, and the line of credit is limited to $22.0 million, subject to borrowing base restrictions. The Comerica Credit Facility is collateralized by substantially all of the assets of the Company. The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of the most recent quarter then ended, to maintain minimum levels of net worth, and must comply with an annual limitation on capital expenditures. The Company is currently in compliance with all loan covenants, although no assurances can be given regarding such compliance in the future. Except for $3.1 million in standby letters of credit issued to a refining client covering contractual obligations funded by the client for progress payments made to equipment manufacturers for major project items, we are not currently subject to any other guarantees, repurchase obligations or other commitments. As of May 3, 2006, the balance of our outstanding standby letters of credit had been reduced to $1.9 million. We expect our current obligations under standby letters of credit to be released during June 2006. We have no off-balance sheet arrangements.

          As of March 31, 2006, management believes the Company's cash position is sufficient to meet its working capital requirements. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

     Cash Flow
     ---------

          The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, if the Company was to lose one or more of its major customers, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such event occurs, the Company would be forced to consider alternative financing options.

          Cash flow continues to be negatively impacted by timing differences related to the growth in payroll and slower collections of our accounts receivable from clients as evidenced by the fact that our average accounts receivable days outstanding has increased to 64 days for the three month period ended March 31, 2006 from 58 days for the comparable period in 2005. Payments made during the quarter related to incentive plans for 2005 and investments in both capital equipment and asset acquisitions also contributed to the additional requirements for cash.

          Operating activities:

          Net cash used in operating activities was $3.2 million for the three-month period ended March 31, 2006, compared with net cash provided of $4.5 million in the same period in 2005. Changes in working capital due to the timing of collections of trade receivables and payments for trade payables and accruals, contributed to the negative cash flows from operations in the first quarter of 2006. During the quarter, the line of credit increased from $3.8 million as of December 31, 2005 to $8.1 million as of March 31, 2006.

          Investing activities:

          Net cash used in investing activities was $1.3 million for the three-month period ended March 31, 2006, compared with net cash provided of $146,000 in the same period in 2005. In the first quarter of 2006, the Company acquired the assets of ATI, Inc. for $750,000 cash and a note payable. The Company also used cash for capital expenditures in the first three months of 2006 and 2005.

          Financing activities:

          Net cash provided by financing activities was $4.3 million for the three-month period ended March 31, 2006, compared with net cash used of $4.7 million in the same period in 2005. In the first quarter of 2006, the Company increased the outstanding line of credit by $4.3 million for working capital needs, as well as financing the ATI acquisition, compared to a decrease in the outstanding line of credit of $4.2 million in the same period in 2005.

     Asset Management
     ----------------

          The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $49.1 million and $46.2 million at March 31, 2006 and December 31, 2005, respectively. The number of days sales outstanding in trade accounts receivables was 64 days and 59 days at March 31, 2006 and December 31, 2005, respectively.


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

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of March 31, 2006, $8.1 million had been borrowed under the Credit Facility, accruing interest at 7.75% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of March 31, 2006 would be 77.5 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $63,000, assuming the amount of debt outstanding remains constant.

     In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our Canadian subsidiary from the Canadian dollar to the U.S. dollar. We follow the provisions of SFAS No. 52 - "Foreign Currency Translation" in preparing our consolidated financial statements. Currently, we do not engage in foreign currency hedging activities.


ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1. LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries become parties to various legal proceedings arising in the ordinary course of normal business activities. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel any liability arising from such matters, individually or in the aggregate, is not expected to have a material effect upon the consolidated financial position or operations of the Company.


ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the First Quarter 2006

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the First Quarter 2006

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal CORPORATION

Dated:   May 12, 2006

                                      By: /s/ Robert W. Raiford
                                          --------------------------
                                          Robert W. Raiford
                                          Chief Financial Officer and Treasurer