Form 10-Q
period 2006-06-30
ENGLOBAL CORP
filed 2006-08-14
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006


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



       654 North Sam Houston Parkway E., Suite 400, Houston, TX 77060-5914
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of August 9, 2006.

      $0.001 Par Value Common Stock                      26,637,724 shares


                                        QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE PERIOD ENDED JUNE 30, 2006

                                              TABLE OF CONTENTS


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months Ended and Six
                      Months Ended June 30, 2006 and June 30, 2005                                             3

                  Consolidated Statements of Comprehensive Income for the Three Months Ended
                       June 30, 2006 and June 30, 2005                                                         4

                  Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005                 4

                  Condensed Consolidated Statements of Cash Flows for the Six Months                           5
                      Ended June 30, 2006 and June 30, 2005

                  Notes to Condensed Consolidated Financial Statements                                      8-15

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations    16-29

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                  29

       Item 4.    Controls and Procedures                                                                  29-30

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                           31

       Item 1A.   Risk Factors                                                                                31

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                 31

       Item 3.    Defaults Upon Senior Securities                                                             31

       Item 4.    Submission of Matters to a Vote of Security Holders                                         31

       Item 5.    Other Information                                                                           32

       Item 6.    Exhibits                                                                                    32

                   Signature                                                                                  33



                                            PART I. - FINANCIAL INFORMATION
                                            -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                                 ENGlobal Corporation
                                      Condensed Consolidated Statements of Income
                                                      (Unaudited)


                                                       For the Three Months Ended            For the Six Months
                                                                June 30,                       Ended June 30,
                                                     ------------------------------    ------------------------------
                                                          2006             2005             2006             2005
                                                     -------------    -------------    -------------    -------------

Operating Revenue                                    $  75,065,714    $  59,419,270    $ 141,692,550    $ 104,048,532
                                                     -------------    -------------    -------------    -------------

Operating Expenses:
      Direct cost                                       64,337,124       52,140,253      122,742,331       91,071,316
      Selling, general and administrative (Note 2)       6,812,569        4,387,419       12,510,241        8,176,156
      Depreciation and amortization                        353,720          276,255          756,400          556,392
                                                     -------------    -------------    -------------    -------------
           Total operating expenses                     71,503,413       56,803,927      136,008,972       99,803,864
                                                     -------------    -------------    -------------    -------------

           Operating income                              3,562,301        2,615,343        5,683,578        4,244,668

Other Income (Expense):
      Other income                                         387,355           44,301          409,107           73,245
      Interest income (expense), net                      (252,996)        (246,728)        (415,142)        (443,551)
                                                     -------------    -------------    -------------    -------------
           Total other income (expense)                    134,359         (202,427)          (6,035)        (370,306)
                                                     -------------    -------------    -------------    -------------

Income before Provision for Income Taxes                 3,696,660        2,412,916        5,677,543        3,874,362

Provision for Income Taxes                               1,365,225          892,779        2,111,965        1,433,514
                                                     -------------    -------------    -------------    -------------

           Net Income                                $   2,331,435    $   1,520,137    $   3,565,578    $   2,440,848
                                                     =============    =============    =============    =============

Net Income Per Common Share:
      Basic                                          $        0.09             0.06    $        0.14             0.10
      Diluted                                        $        0.09             0.06    $        0.13             0.10

Weighted Average Shares Used in Computing Net
      Income Per Share:
      Basic                                             26,444,185       23,492,842       26,388,702       23,508,496
      Diluted                                           27,191,617       24,156,525       27,218,982       24,155,176




                           See accompanying notes to interim condensed financial statements


                                        ENGlobal Corporation
                      Condensed Consolidated Statements of Comprehensive Income
                                             (Unaudited)


                                                  For the Three Months          For the Six Months
                                                     Ended June 30,               Ended June 30,
                                               --------------------------   --------------------------
                                                   2006           2005          2006           2005
                                               -----------    -----------   -----------    -----------

Net Income                                     $ 2,331,435    $ 1,520,137   $ 3,565,578    $ 2,440,848
                                               -----------    -----------   -----------    -----------

Other Comprehensive Income (Loss):
     Foreign currency translation adjustment        10,238           --           9,535           --
     Income tax effect                              (3,942)          --          (3,671)          --
                                               -----------    -----------   -----------    -----------
     Net other comprehensive income                  6,296           --           5,864           --
                                               -----------    -----------   -----------    -----------

Net Comprehensive Income                       $ 2,337,731    $      --     $ 3,571,442    $      --
                                               ===========    ===========   ===========    ===========


                  See accompanying notes to interim condensed financial statements


                                                    ENGlobal Corporation
                                            Condensed Consolidated Balance Sheets

                                                                                                 June 30,      December 31,
                                                                                                   2006            2005
                                                                                               ------------    ------------
                                                                                               (unaudited)
                                                           ASSETS
                                                           ------
Current Assets:
     Cash                                                                                      $    884,161    $    159,414
     Trade receivables, less allowance for doubtful accounts of approximately $562,000 and
        $503,000, respectively                                                                   53,292,035      46,248,458
     Costs and estimated earnings in excess of billings on uncompleted contracts                  5,561,203       4,148,275
     Prepaid expenses and other current assets                                                    1,291,024       1,600,369
     Current portion of note receivable                                                              50,497            --
     Inventories                                                                                       --           153,968
     Deferred tax asset                                                                             305,258         305,258
     Federal income taxes receivable                                                                   --            52,818
                                                                                               ------------    ------------
         Total Current Assets                                                                    61,384,178      52,668,560

Property and Equipment, net                                                                       7,477,109       6,861,361
Goodwill                                                                                         23,108,063      15,454,583
Note receivable, net of current portion                                                             128,740            --
Non-current Deferred Tax Asset                                                                       99,345          74,892
Other Assets                                                                                        855,685         876,534
                                                                                               ------------    ------------
         Total Assets                                                                          $ 93,053,120    $ 75,935,930
                                                                                               ============    ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
Current Liabilities:
     Accounts payable                                                                          $  8,852,068    $ 15,211,331
     Accrued compensation and benefits                                                           11,913,761       9,799,074
     Deferred rent                                                                                  625,081         361,292
     Current portion of long-term debt                                                            1,598,127         547,934
     Billings and estimated earnings in excess of costs on uncompleted contracts                  5,517,446       3,775,625
     Federal income taxes payable                                                                   924,911            --
     Other liabilities                                                                              901,636       1,148,079
                                                                                               ------------    ------------
         Total Current Liabilities                                                               30,333,030      30,843,335

Long-Term Debt, net of current portion                                                           16,942,670       5,227,976
                                                                                               ------------    ------------
         Total Liabilities                                                                       47,275,700      36,071,311
                                                                                               ------------    ------------

Contingencies (Note 11)

Stockholders' Equity:
     Preferred stock - $0.001 par value; 2,000,000 shares authorized June 30, 2006; none
        outstanding                                                                                    --              --
     Series A redeemable convertible preferred stock - $0.001 par value; 2,265,167 shares
        authorized December 31, 2005; none outstanding                                                 --              --
     Common stock, $0.001 par value; 75,000,000 shares authorized; 26,629,324 and 26,289,567 outstanding and 27,281,701 and 26,941,944 issued at June 30, 2006 and December 31,
        2005, respectively                                                                           27,281          26,941
     Additional paid-in capital                                                                  29,564,049      27,230,332
     Retained earnings                                                                           16,768,786      13,203,208
     Treasury stock - 652,377 shares at cost                                                       (592,231)       (592,231)
     Accumulated other comprehensive income (loss)                                                    9,535          (3,631)
                                                                                               ------------    ------------
         Total Stockholders' Equity                                                              45,777,420      39,864,619
         Total Liabilities and Stockholders' Equity                                            $ 93,053,120    $ 75,935,930
                                                                                               ============    ============


                              See accompanying notes to interim condensed financial statements


                                         ENGlobal Corporation
                            Condensed Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                             --------------------------
                                                                                 2006           2005
                                                                             -----------    -----------
Cash Flows from Operating Activities:
     Net income                                                              $ 3,565,578    $ 2,440,848
     Adjustments to reconcile net income to net cash provided by (used in)
                  operating activities -
         Depreciation and amortization                                         1,253,070        875,685
         Share based compensation expense                                        491,199           --
         Loss on disposal of property, plant and equipment                        36,030          2,654
         (Gain) on assets held for sale                                             --         (134,447)
         Deferred income tax benefit                                             (73,889)      (590,437)
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                    (2,869,847)    (1,559,610)
         Inventories                                                                --          (10,760)
         Costs and estimated earnings in excess of billings                   (1,467,014)    (2,179,963)
         Prepaid expenses and other assets                                       (77,889)     1,018,522
         Accounts payable                                                     (7,055,855)       (82,373)
         Accrued compensation and benefits                                     1,367,860      3,438,651
         Billings in excess of costs and estimated earnings                    1,741,821       (566,259)
         Other liabilities                                                       306,288       (110,434)
         Income taxes receivable (payable)                                       802,170      1,322,586
                                                                             -----------    -----------
               Net cash provided by (used in) operating activities            (1,980,478)     3,864,663
                                                                             -----------    -----------
Cash Flows from Investing Activities:
     Property and equipment acquired                                          (1,624,592)    (1,177,076)
     Proceeds from sale of equipment                                              12,200         15,000
     Proceeds from sale of other assets                                           50,000        823,350
     Proceeds from note receivable                                                 8,126           --
     Business acquired in purchase transaction, net of cash acquired          (5,935,162)          --
     Partnership distribution                                                    350,000           --
     Insurance proceeds                                                           68,317           --
                                                                             -----------    -----------
         Net cash provided by (used in) investing activities                  (7,071,111)      (398,129)
                                                                             -----------    -----------
Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                               9,703,310     (2,589,561)
     Proceeds from issuance of common stock                                      442,857        110,982
     Short-term note repayments                                                     --         (717,248)
     Capital lease repayments                                                       --           (3,256)
     Long-term debt repayments                                                  (383,387)      (262,500)
                                                                             -----------    -----------
         Net cash provided by (used in) financing activities                   9,762,780     (3,461,583)
                                                                             -----------    -----------
Effect of Exchange Rate Changes on Cash                                           13,556           --
                                                                             -----------    -----------
         Net change in cash                                                      724,747          4,951

Cash, at beginning of period                                                     159,414          8,006
                                                                             -----------    -----------
Cash, at end of period                                                       $   884,161    $    12,957
                                                                             ===========    ===========

Supplemental Disclosures:
         Interest paid                                                       $   212,237    $   369,700
                                                                             ===========    ===========
         Income taxes paid                                                   $ 1,306,947    $   904,292
                                                                             ===========    ===========


                   See accompanying notes to interim condensed financial statements


                                     ENGlobal Corporation
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                          (Continued)




Non-Cash:
         Issuance of note for purchase of WRC Corporation           $ 2,400,000    $      --
                                                                    ===========    ===========
         Issuance of common stock for purchase of WRC Corporation   $ 1,400,000    $      --
                                                                    ===========    ===========
         Issuance of note for ATI assets                            $ 1,000,000    $      --
                                                                    ===========    ===========
         Acceptance of note for Constant Power assets               $  (216,000)   $      --
                                                                    ===========    ===========




                   See accompanying notes to interim condensed financial statements

                                                 7

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein, are unaudited for the three-month and six-month periods ended June 30, 2006 and 2005. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

     Certain amounts in the 2005 financial statements have been reclassified to more closely conform to the 2006 presentation.


NOTE 2 - SHARE BASED COMPENSATION

     The Company currently sponsors a stock-based compensation plan as described below. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)"). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually a vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on the vested portion of the awards; however, the total compensation expense is recognized on a straight-line basis over the vesting period.

     In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $406,000 and $491,000 was recorded in the three and six months ended June 30, 2006. The total stock-based compensation expense was recorded in selling, general and administrative expense. The total income tax benefit recognized in the condensed consolidated statements of income for the share-based arrangements for the three and six months ended June 30, 2006 was $57,989 and $73,889, respectively.

     Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled, or was above, the market price on the date of grant for options issued by the Company.

     The total fair value of shares vesting during the six months ended June 30, 2006 and 2005 was $10.0 million and $4.2 million, respectively.

     Stock Option and Incentive Plans

     The Company maintains a stock option plan (the "Option Plan") under which the Company may issue incentive stock options to employees and non-employee directors. Under the Option Plan, a maximum of 2,650,000 shares of our common stock has been approved to be issued or transferred to certain non-employee directors, officers and employees pursuant to stock based awards granted. As of June 30, 2006, 159,833 shares remain available for grant under the Option Plan.

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

     Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options vest generally over one year for non-employee directors and ratably over four years for officers and employees. The granted options generally have ten year contractual terms.

     Compensation expense of $2.3 million related to previously granted stock option awards which are non-vested had not yet been recognized at June 30, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately 21 months.

     The following summarizes stock option activity for the six months ended June 30, 2006.

                                                              Weighted
                                                   Weighted    Average
                                                   Average    Remaining    Aggregate
                                     Number of     Exercise  Contractual   Intrinsic
                                      Options       Price    Term (Years) Value (000's)
                                     ----------    --------  -----------  -------------
     Balance at December 31, 2005     1,438,234       3.07
         Granted                        355,000      10.77
         Exercised                     (151,137)      1.63
         Canceled or expired             (4,531)      2.30
                                     ==========    ========  ===========  =============
     Balance at June 30, 2006         1,637,566    $  4.87         8.25    $     7,689
                                     ==========    ========  ===========  =============

     Exercisable at June 30, 2006     1,012,899    $  3.24         5.73    $     4,602
                                     ==========    ========  ===========  =============

     The total intrinsic value, the difference between the exercise price and market price on the date of exercise, of options exercised during the three months and six months ended June 30, 2006 was $608,000 and $930,000, respectively.

     Pro Forma Effects

     If compensation expense for the stock options that we granted had been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No.
     148 and SFAS No. 123(R), our net income and net income per share for the three months and six months ended June 30, 2005 would have been as follows:

                                                                       Three Months   Six Months
                                                                           Ended        Ended
                                                                          June 30,     June 30,
                                                                           2005          2005
                                                                         ---------    ---------
                                                                             (in thousands)
                                                                         ----------------------

         Net income available for common stock - as reported             $   1,520    $   2,440
         Less compensation expense determined under fair value method,
            net of tax                                                         (55)        (110)
                                                                         ---------    ---------
              Net income available for common stock - pro forma          $   1,465    $   2,330
                                                                         =========    =========

     Net income per share - as reported
         Basic                                                           $   0.06     $    0.10
         Diluted                                                         $   0.06     $    0.10
     Net income available per share - pro forma
         Basic                                                           $   0.06     $    0.10
         Diluted                                                         $   0.06     $    0.10



     The fair value of each stock option granted under the Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value the option grants issued during the six month periods ended June 30, 2005 and 2006.

             Weighted Average      Average         Expected         Expected
              Risk Free Rate    Expected Life     Volatility     Dividend Yield
             ----------------   -------------   --------------   --------------

     2005               5 %        3 Years                51 %        0.00 %
     2006     4.93 - 5.05 %        4 Years      73.8% - 79.1 %        0.00 %

     The Company recognized the pro forma fair value compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of each award.

NOTE 3 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2006 and December 31, 2005:

                                                                                       June 30,   December 31,
                                                                                         2006        2005
                                                                                       --------    --------
                                                                                          (in thousands)
                                                                                       --------------------

     Costs incurred on uncompleted contracts                                           $ 39,381    $ 23,426
     Estimated earnings on uncompleted contracts                                          5,620       4,437
                                                                                       --------    --------
         Earned revenues                                                                 45,001      27,863
     Less billings to date                                                              (44,958)    (27,490)
                                                                                       --------    --------
         Net costs and estimated earnings in excess of billings on uncompleted
            contracts                                                                  $     43    $    373
                                                                                       ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts       $  5,561    $  4,148
     Less billings and estimated earnings in excess of cost on uncompleted contracts     (5,518)     (3,775)
                                                                                       --------    --------
         Net costs and estimated earnings in excess of billings on uncompleted
            contracts                                                                  $     43    $    373
                                                                                       ========    ========

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders' equity. For the six month period ended June 30, 2006, comprehensive income included a loss of $10,238 from foreign currency translation adjustments.

NOTE 5 - ACQUISITIONS

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

     The Company purchased Denver-based WRC Corporation ("WRC") on May 25, 2006.
     WRC provides integrated land management, engineering, and related services to the pipeline, power, and transportation industries, among others. WRC has become a wholly-owned subsidiary of ENGlobal and will now serve as the Company's provider of land management, environmental compliance and governmental regulatory services. WRC currently has approximately 200 employees, with revenues in the 12 months prior to the acquisition exceeding $20 million. The Company expects to utilize WRC's Denver facility as a beachhead for expansion of its services into the Rocky Mountain and Western U.S. regions.


     ENGlobal purchased all of the outstanding capital stock of WRC in exchange for consideration of cash, a promissory note to be paid over four years, 175,000 shares of ENGlobal common stock and the repayment of certain obligations of WRC as part of the transaction. At June 30, 2006, goodwill
     (deductible for tax purposes) from this transaction was estimated to be $5.9 million.

     The acquisition has been accounted for as a purchase in accordance with Statement of Financial Standards No. 141, "Business Combinations,"
     ("SFAS141"). The purchase price allocation has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition.

          Acquired Company:       WRC Corporation
          -----------------       ---------------
                                  (in thousands)

          Cash and receivables       $ 6,128
          Goodwill                     5,952
                                     -------
                                      12,080
          Less other liabilities       6,003
                                     -------
          Total consideration paid   $ 6,077
                                     =======


     Beginning June, 2006, ENGlobal included the WRC operating results in its financial statements.

     The unaudited proforma combined historical results, as if the acquisition had taken place at the beginning of 2006 and 2005, respectively, are as follows:

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                          ----------------------   ----------------------
                                             2006         2005        2006         2005
                                          ---------    ---------   ---------    ---------
                                                         (in thousands)
                                          -----------------------------------------------

     Revenue as reported                  $  75,066    $  59,419   $ 141,693    $ 104,049
     Proforma revenues of WRC                 2,663        3,429       7,146        5,776
                                          ---------    ---------   ---------    ---------
          Proforma revenues               $  77,729    $  62,848   $ 148,839    $ 109,825
                                          =========    =========   =========    =========

     Net income as reported               $   2,331    $   1,520   $   3,566    $   2,441
     Proforma income (loss) of WRC           (1,141)         239        (804)         119
                                          ---------    ---------   ---------    ---------
          Proforma net income             $   1,190    $   1,759   $   2,762    $   2,560
                                          =========    =========   =========    =========

     Basic per share data as reported     $    0.09    $    0.06   $    0.14    $    0.10
     Proforma basic per share data        $    0.05    $    0.07   $    0.10    $    0.11

     Diluted per share data as reported   $    0.09    $    0.06   $    0.13    $    0.10
     Proforma diluted per share data      $    0.04    $    0.07   $    0.10    $    0.10


     On May 25, 2006, the Company, through its wholly-owned subsidiary, ENGlobal
     Corporate Services, Inc., purchased a one-third partnership interest in PEI
     Investments, A Texas Joint Venture ("PEI") from Michael L. Burrow, the
     Company's CEO, and another one-third interest from a stockholder who owns less than 1% of the Company's common stock. The partnership interests were purchased for a total of $69,000. The remaining one-third interest was already held by the Company through its wholly-owned subsidiary ENGlobal
     Engineering, Inc. PEI owns the land whereupon our Beaumont office building destroyed by Hurricane Rita in September 2005 once stood. PEI is included in the condensed consolidated financial statements as a wholly-owned subsidiary. The Company expects to rebuild a facility at the site in the future.


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

NOTE 7 -LINE OF CREDIT AND DEBT

     At the end of the reporting period, the Company had a Credit Facility (the
     "Comerica Credit Facility") with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 27, 2007. The loan agreement positions
     Comerica as senior to all other debt. The line of credit is limited to $22 million, subject to loan covenant restrictions. The Comerica Credit
     Facility is collateralized by substantially all the assets of the Company.
     The outstanding balance on the line of credit as of June 30, 2006 was $13.5 million. The remaining borrowings available under the line of credit as of June 30, 2006 were $8.2 million after consideration of loan covenant restrictions.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including the total funded debt to EBITDA; to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of June 30, 2006.

     As of June 30, 2006, the Company had $340,000 outstanding in standby letters of credit issued to a refining client to cover contractual obligations for progress payments made to equipment manufacturers for major project items. We expect our current obligations under these standby letters of credit to be fully released in August, 2006.


















                                                                                               June 30,   December 31,
                                                                                                 2006        2005
                                                                                               --------    --------
                                                                                                  (in thousands)
                                                                                               --------------------
     Schedule of Long-Term Debt:

         Comerica Credit Facility - Line of credit, prime (8.25% at June 30, 2006),
            maturing in July 2007                                                              $ 13,477    $  3,774
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008          165         195
         Significant PEI Shareholders - Note payable, discounted at 4.5% interest, principal
            payments in installments of $208,761 due annually, maturing in December 2006            198         188
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                   1,279       1,444
         InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
            installments of $65,000 plus interest due annually, maturing in December 2007           130         130
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                        872        --
         Michael H. Lee - Note payable, interest at 5%, principal payments in installments of $150,000 plus interest due quarterly, maturing
           June 10, 2010                                                                          2,400        --
         Miscellaneous                                                                               20          45
                                                                                               --------    --------

              Total long-term debt                                                               18,541       5,776
              Less: Current maturities                                                           (1,598)       (548)
                                                                                               --------    --------

              Long-term debt, net of current portion                                           $ 16,943    $  5,228
                                                                                               ========    ========


     Long-term debt increased approximately $11.7 million for the six month period ended June 30, 2006. This is attributable to the approximately $10.4 million used to acquire the assets of ATI and the stock of WRC, and additional investments in capital equipment totaling approximately $1.6 million.

NOTE 8 - SEGMENT INFORMATION

     The Company operates in two business segments: (1) engineering, providing services primarily to major companies in the hydrocarbon and chemical processing industries, pipelines, oil and gas development, and cogeneration units that, for the most part, are located in the United States; and (2) systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, that, for the most part, are located in the United States.

     Beginning January 1, 2006, the Company re-assigned all advanced automation and integrated controls projects previously reported under the systems segment to the newly created ENGlobal Automation Group within the engineering segment. Results presented have been reclassified to reflect the re-assignment.

     Results attributable to the activity of the latest acquisition, WRC, are included in the engineering segment.

     Revenue and operating income for each segment are set forth in the following table. The amount in Corporate includes those activities that are not allocated to the operating segments and includes costs related to business development, executive function, finance, accounting, safety, investor relations/governance, human resources, project controls and information technology that are not specifically identifiable with the two segments. Intercompany elimination includes the amount of administrative costs allocated to the segments. Corporate functions support both business segments and therefore cannot be specifically assigned to either.
     Significant portions of Corporate costs are allocated to each segment based on each segment's labor revenues and eliminated in consolidation.



                                               Three Months Ended         Six Months Ended
                                                    June 30,                   June 30,
                                             ----------------------    ----------------------
                                                2006         2005         2006         2005
                                             ---------    ---------    ---------    ---------
                                                             (in thousands)
                                             ------------------------------------------------
     Revenue:
          Engineering                        $  69,752    $  54,962    $ 132,339    $  96,189
          Systems                                5,314        4,457        9,354        7,860
                                             ---------    ---------    ---------    ---------
                    Total revenue            $  75,066    $  59,419    $ 141,693    $ 104,049
                                             =========    =========    =========    =========

     Operating income (loss):
          Engineering                        $   6,596    $   5,058    $  11,486    $   8,831
          Systems                                   55         (159)        (127)        (353)
          Corporate                                271        1,252          400        1,924
          Intercompany eliminations             (3,360)      (3,536)      (6,076)      (6,157)
                                             ---------    ---------    ---------    ---------
                    Total operating income   $   3,562    $   2,615    $   5,683    $   4,245
                                             =========    =========    =========    =========


     Financial information about geographic areas
     --------------------------------------------

     Revenues from the Company's non-U.S. operations for the three months and six months ended June 30, 2006 were $818,000 and $1.1 million, respectively. Long-lived assets (principally leasehold improvements and computer equipment) outside the United States were $120,000 as of June 30, 2006.

NOTE 9 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) for the periods ended June
     30, 2006 and 2005 were as follows:

                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                  ------------------   ------------------
                                    2006       2005      2006       2005
                                  -------    -------   -------    -------
                                               (in thousands)
                                  ---------------------------------------

     Current                      $ 1,423    $   893   $ 2,186    $ 1,434
     Deferred                         (58)      --         (74)      --
                                  -------    -------   -------    -------

            Total tax provision   $ 1,365    $   893   $ 2,112    $ 1,434
                                  =======    =======   =======    =======


NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share ("EPS").


                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                             -----------------------   -----------------------
                                                                2006         2005         2006         2005
                                                             ----------   ----------   ----------   ----------
                                                                              (in thousands)
                                                             -------------------------------------------------

     Weighted average shares outstanding
             (denominator used to compute basic EPS)         26,444,185   23,492,842   26,388,702   23,508,496
     Effect of employee and outside director stock options      747,432      663,683      830,280      646,680
                                                             ----------   ----------   ----------   ----------

     Denominator used to compute diluted EPS                 27,191,617   24,156,525   27,218,982   24,155,176
                                                             ==========   ==========   ==========   ==========

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

NOTE 12 - RELATED PARTY TRANSACTIONS

     ENGlobal Engineering, Inc. has a one-third interest in PEI. Until May 25,
     2006, the other two parties in the joint venture, each owning a one-third interest, were Michael L. Burrow (the Company's CEO) and a stockholder who owns less than 1% of the Company's common stock. The building owned by PEI was damaged by Hurricane Rita in September 2005 and subsequently torn down.
     At May 25, 2006, remaining assets of the partnership were the land where the building stood and insurance proceeds. In April 2006, the partnership received and distributed $350,000 of insurance proceeds to each partner. On
     May 25, 2006, Mr. Burrow and the stockholder sold their partnership interests to ENGlobal Corporate Services, Inc. for $69,000 in total.
     Subsequent to the partnership change of ownership, PEI is included in the condensed consolidated financial statements as a wholly-owned subsidiary.

NOTE 13 -SUBSEQUENT EVENTS

     In July 2006, the Company's board of directors authorized the retirement of 652,377 treasury shares. The treasury shares were cancelled and retired on July 21, 2006.






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

MD&A Overview
-------------

     The following list sets forth a general overview of the more significant changes in the Company's financial condition and results of operations for the three month period ended June 30, 2006, compared to the corresponding period in 2005.

                     During the three month period   During the six month period
                          ended June 30, 2006            ended June 30, 2006
                     -----------------------------------------------------------
     Revenue               Increased 26.3%                Increased 36.1%

     Gross profit          Increased 46.6%                Increased 46.2%

     Operating income      Increased 38.5%                Increased 35.7%

     SG&A expense          Increased 53.2%                Increased 51.7%

     Net income            Increased 53.3%                Increased 45.8%


     Long-term debt, net of current portion, increased 224%, or $11.7 million, from $5.2 million at December 31, 2005 to $16.9 million at June 30, 2006, and as a percentage of stockholders' equity, long-term debt increased from 13.1% to 37.0% at these same dates. This revenue is attributable to the Company's investment of approximately $10.4 million to acquire the assets of ATI and the stock of WRC, plus additional investments in capital equipment totaling approximately $1.6 million.

     Total stockholders' equity increased 14.8%, or $5.9 million, from $39.9 million as of December 31, 2005 to $45.8 million as of June 30, 2006.


Critical Accounting Policies
----------------------------

     A summary of critical accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in our 2005 Annual Report on
     Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and
     Analysis of Financial Condition and Results of Operation in our 2005 Annual
     Report on Form 10-K. Other than the adoption of SFAS No. 123(R), which is described in Note 2 to the Interim Condensed Consolidated Financial
     Statements included in this Form 10-Q, there have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2005.

Results of Operations
---------------------

     The following table illustrates the composition of the Company's revenue and operating expense mix quarter over quarter for the three and six month periods ended June 30, 2006 and 2005, and provides a comparison of the changes in revenue and operating expense and trends period over period:

                             Consolidated Results of Operations for the Three and Six Months
                                                  Ended June 30, 2006 and 2005
                                                          (unaudited)

                                                  Three Months Ended                          Six Months Ended
                                                       June 30,                                    June 30,
                                        --------------------------------------    ----------------------------------------
                                               2006                 2005                 2006                  2005
                                        -----------------    -----------------    ------------------    ------------------
                                                                     (dollars in thousands)
                                        ----------------------------------------------------------------------------------

Revenue:
         Engineering                    $ 67,087   89.4 %    $ 51,145   86.1 %    $ 129,674   91.5 %    $  89,441   85.9 %
         Systems                           5,314    7.1 %       4,457    7.5 %        9,354    6.6 %        7,860    7.6 %
         Acquisition                       2,665    3.5 %       3,817    6.4 %        2,665    1.9 %        6,748    6.5 %
                                        ---------            ---------            ----------            ----------
              Total revenue             $ 75,066  100.0 %    $ 59,419  100.0 %    $ 141,693  100.0 %    $ 104,049  100.0 %
                                        =========            =========            ==========            ==========

Gross profit:
         Engineering                    $  9,782   14.6 %    $  6,573   12.9 %    $  17,579   13.5 %    $  11,627   13.0 %
         Systems                             539   10.1 %         354    7.9 %          964   10.3 %          609    7.7 %
         Acquisition                         407   15.3 %         352    9.2 %          407   15.3 %          741   11.0 %
                                        ---------            ---------            ----------            ----------
              Total gross profit          10,728   14.3 %       7,279   12.3 %       18,950   13.4 %       12,977   12.4 %
                                        ---------            ---------            ----------            ----------

SG&A expense:
         Engineering                       3,327    5.0 %       1,590    3.1 %        6,234    4.8 %        2,972    3.3 %
         Systems                             484    9.1 %         513   11.5 %        1,091   11.7 %          962   12.2 %
         Corporate                         3,089    4.1 %       2,284    3.8 %        5,676    4.0 %        4,233    4.1 %
         Acquisition                         266   10.0 %         277    7.3 %          266   10.0 %          565    8.3 %
                                        ---------            ---------            ----------            ----------
              Total SG&A expense           7,166    9.5 %       4,664    7.8 %       13,267    9.4 %        8,732    8.4 %
                                        ---------            ---------            ----------            ----------

Operating income:
         Engineering                       6,455    9.6 %       4,983    9.7 %       11,345    8.7 %        8,655    9.7 %
         Systems                              55    1.0 %        (159)  (3.6)%         (127)  (1.4)%         (353)  (4.5)%
         Corporate                        (3,089)  (4.1)%      (2,284)  (3.8)%       (5,676)  (4.0)%       (4,233)  (4.1)%
         Acquisition                         141    5.3 %          75    2.0 %          141    5.3 %          176    2.6 %
                                        ---------            ---------            ----------            ----------
              Total operating income       3,562    4.7 %       2,615    4.4 %        5,683    4.0 %        4,245    4.1 %
                                        ---------            ---------            ----------            ----------

Other income (expense), net                  134    0.2 %        (202)  (0.3)%           (6)    (-)%         (370)  (0.4)%
         Tax provision                    (1,365)  (1.8)%        (893)  (1.5)%       (2,112)  (1.5)%       (1,434)  (1.4)%
                                        ---------            ---------            ----------            ----------

              Net income                $  2,331    3.1 %    $  1,520    2.6 %     $  3,565    2.5 %     $  2,441    2.3 %
                                        =========            =========            ==========            ==========



     Other financial comparisons:
     ----------------------------

                                                     As of June 30,
                                                    -----------------
                                                      2006      2005
                                                    -------   -------
                                                     (in thousands)
                                                    -----------------

           Working capital                          $31,051   $13,539

           Total assets                             $93,053   $59,693

           Long-term debt, net of current portion   $16,943   $12,854

           Stockholders' equity                     $45,777   $22,603


     In the results presented for the three and six months ended June 30, 2006, "Acquisition" totals include the combined results of operations related to the acquisition of WRC. All previous acquisitions have been fully integrated and reported in segment details. In the results presented for the three and six months ended June 30, 2005, "Acquisition" totals include the combined results of operations related to assets acquired from Cleveland Inspection Services, Inc. ("Cleveland") and AmTech Inspection,
     LLC ("AmTech"). For analytical purposes only, results from acquired companies or acquired assets are shown separately for the first 12 months after closing.

     Results presented for the three and six months ended June 30, 2005 have been reclassified to more closely conform to the 2006 presentation.

     We recorded net income of $2.3 million, or $0.09 per diluted share for the three months ended June 30, 2006, compared to net income of $1.5 million, or $0.06 per diluted share for the corresponding period last year. We recorded net income of $3.6 million, or $0.13 per diluted share for the six months ended June 30, 2006, compared to net income of $2.4 million, or $0.10 per diluted share for the corresponding period last year. We adopted
     SFAS 123(R) on January 1, 2006, and our results of operations for the three and six months ended June 30, 2006, respectively, include $406,000 and $491,000 of expense related to stock options. These amounts have been included in selling, general and administrative ("SG&A") expenses in the accompanying Condensed Consolidated Statements of Income.

     The following table compares the effects of SFAS 123(R) on net income and earnings per share for the three and six months ended June 30, 2006. If share based compensation had not been recorded, the effect on net income for the three and six months ended June 30, 2006 would have included additional incentive plan expense as well as the tax effects of each transaction.

                                                                Three     Six
                                                                Months   Months
                                                                Ended    Ended
                                                                ------   ------
                                                                 June 30, 2006
                                                                ---------------
                                                                (in thousands)
                                                                ---------------
     Net income
         As reported                                            $2,331   $3,565
         Effect of SFAS 123(R) (net of tax)                        348      417
         Incentive plan effect (net of tax)                       (163)    (172)
                                                                ------   ------
     Net income before the effects of SFAS 123(R)               $2,516   $3,810
                                                                ======   ======

     Diluted earnings per share
         As reported                                            $ 0.09   $ 0.13
         Effect of SFAS 123(R)                                    --       0.01
                                                                ------   ------
     Net earnings per share before the effects of SFAS 123(R)   $ 0.09   $ 0.14
                                                                ======   ======

     The following table presents, for the periods indicated, the approximate percentage of total revenues and operating income or loss attributable to our reportable segments:


                              Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                               ----------------        ------------------
                                2006      2005          2006        2005
                                ----      ----          ----        ----
     Revenue:
             Engineering       92.9 %    92.5 %        93.4 %      92.4 %
             Systems            7.1 %     7.5 %         6.6 %       7.6 %

     Operating income (loss):
             Engineering        9.5 %     9.2 %         8.7 %       9.2 %
             Systems            1.0 %    (3.6)%        (1.4)%      (4.5)%


     The Company's revenue is composed of engineering, construction and procurement service revenue and product sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed-price contracts. However, our engineering segment recognized approximately $10.1 million and $14.8 million in fixed-price revenue in the three and six month periods ended June 30, 2006, compared to approximately $1.9 million and $3.0 million of similar revenues in each of the similar periods in 2005.

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

     In the course of providing our services, we routinely provide engineering, materials, and equipment and may provide construction services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which, in total, are at margins much lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services and purchase of materials can change significantly from project to project; therefore, changes in revenue may not be indicative of business trends.

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

     Despite past downturns in the industry, pipeline projects have remained constant for the most part, and we have recently seen an increase in project activity. New pipelines are being planned to transport natural gas from several new LNG plants; for new crude deliveries from Canada to facilitate new refinery and petrochemical plants, and for fuel supplies to new Cogeneration and power plants. Pipeline projects tend to require less engineering man hours as the scope of engineering work is typically smaller than for similar sized downstream projects. In addition, the project awards in the pipeline segment are smaller in nature than those in other industries.

Revenue:

     Revenue increased $15.6 million, or 26.3%, to $75.0 million for the three months ended June 30, 2006 from $59.4 million for the comparable prior year period with approximately $14.8 million of the increase coming from our engineering segment and $800,000 attributable to our systems segment.

     Revenue increased $37.6 million, or 36.1%, to $141.7 million for the six months ended June 30, 2006 from $104.1 million for the comparable prior year period with approximately $36.1 million of the increase coming from our engineering segment and $1.5 million attributable to our systems segment.

Gross Profit:

     Gross profit increased $3.4 million, or 46.6%, to $10.7 million for the three months ended June 30, 2006 from $7.3 million for the comparable prior year period. As a percentage of revenue, gross profit increased 2.0% from 12.3% for the three months ended June 30, 2005 to 14.3% for the three months ended June 30, 2006. Of the overall $3.4 million increase in gross profit, approximately $1.9 million was due to the increase in revenue and approximately $1.5 million was due to reduced costs.

     Gross profit increased $6.0 million, or 46.2%, to $19.0 million for the six months ended June 30, 2006 from $13.0 million for the comparable prior year period. As a percentage of revenue, gross profit increased 1.0% from 12.4% for the six months ended June 30, 2005 to 13.4% for the quarter ended June
     30, 2006. Of the overall $6.0 million increase in gross profit, approximately $4.7 million was due to the increase in revenue and approximately $1.3 million was due to lower costs.

Selling, General, and Administrative:

     As a percentage of revenue, total SG&A expense increased 1.7% to 9.5% for the three months ended June 30, 2006 from 7.8% for the comparable period in 2005. Total expense for SG&A increased $2.5 million, or 53.2%, to $7.2 million for the three months ended June 30, 2006 from $4.7 million for the comparable prior year period.

     As a percentage of revenue, Operating SG&A expense increased 1.4%, from 4.0% to 5.4%, and 1.1%, from 4.3% to 5.4%, for the three and six month periods ended June 30, 2006 for the comparable prior year periods from 2005. Operating SG&A increased approximately $1.7 million, from $2.4 million to $4.1 million, and $3.1 million, from $4.5 million to $7.6 million for the three and six month periods ended June 30, 2006 against results for the comparable prior year periods of 2005. The variances in Operating SG&A expense are discussed in further detail under segment results.


     As a percentage of revenue, Corporate SG&A expense increased 0.3% to 4.1% for the three months ended June 30, 2006 from 3.8% for the comparable prior year period. Corporate SG&A expense increased approximately $800,000, or 34.8%, to $3.1 million for the three months ended June 30, 2006 from $2.3 million for the comparable prior year period. The major areas impacting the quarter over quarter increase in Corporate SG&A expense were the general investment in support of both our current and long-term growth plans, plus the addition of stock-based compensation expense offset by lower executive and key manager incentive plan expense with each contributing $672,000, $277,000 and ($149,000), respectively. During the three months ended June
     30, 2006, we invested approximately $360,000 towards business development related activities; $70,000 to our continuing upgrade in the area of information technology; $55,000 toward ongoing efforts to standardize and improve our project controls systems and procedures plus approximately
     $187,000 divided between the areas of accounting, executive, investor relations and governance, human resources and safety.

     As a percentage of revenue, total SG&A expense increased 1.0% to 9.4% for the six months ended June 30, 2006 from 8.4% for the comparable period in 2005. Total expense for SG&A increased $4.5 million, or 51.7%, to $13.2 million for the six months ended June 30, 2006 from $8.7 million for the comparable prior year period.

     As a percentage of revenue, Corporate SG&A expense decreased 0.1% to 4.0% for the six months ended June 30, 2006 from 4.1% for the comparable prior year period. Corporate SG&A expense increased approximately $1.5 million, or 35.7%, to $5.7 million for the six months ended June 30, 2006 from $4.2 million for the comparable prior year period. The major areas impacting the year over year increase in Corporate SG&A expense were the general investment in support of both our current and long-term growth plans, plus the addition of stock-based compensation expense offset by lower executive and key manager incentive plan expense with each contributing $1,272,000, $347,000 and ($219,000), respectively. During the six months ended June 30, 2006, we invested approximately $680,000 towards business development related activities; $225,000 to our continuing upgrade in the area of information technology; $152,000 toward ongoing efforts to standardize and improve our project controls systems and procedures plus approximately
     $215,000 in the areas of accounting, executive, investor relations and governance, human resources and safety.

     In the course of providing our services, we routinely provide engineering, materials, and equipment and may provide construction services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which, in total, are at margins much lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services and purchase of materials can change significantly from project to project; therefore, changes in revenue may not be indicative of business trends. For analytical purposes, if we adjusted total revenue by excluding these subcontractor services and all other non-labor revenue, Corporate SG&A as a percentage of this adjusted revenue would have actually shown a decrease of .2% for the three months ended June 30, 2006 and decrease of .1% for the six months ended June 30, 2006 when compared to similar periods in 2005.

Operating Income:

     Operating income increased approximately $1.0 million, or 38.5%, to $3.6 million for the three months ended June 30, 2006 from $2.6 million compared to the same period in 2005. As a percentage of revenue, operating income increased 0.3% to 4.7% for the three months ended June 30, 2006 from 4.4% for the comparable prior year period.

     Operating income increased approximately $1.5 million, or 35.7%, to $5.7 million for the six months ended June 30, 2006 from $4.2 million compared to the same period in 2005. As a percentage of revenue, operating income decreased 0.1% to 4.0% for the six months ended June 30, 2006 from 4.1% for the comparable prior year period.

Other Income (Expense):

     Other income of approximately $387,000 was offset by approximately $253,000 in interest expense, resulting in a net other income of approximately
     $134,000 for the three month period ended June 30, 2006 compared to an expense of approximately $202,000 for the comparable prior year period.
     During the three month period ended June 30, 2006, the Company received a partnership distribution of $350,000 from PEI through ENGlobal Engineering,


     Inc. attributable to insurance proceeds received for damages related to the building destroyed by Hurricane Rita last September 2005. On May 25, 2006, the Company, through its wholly-owned subsidiary, ENGlobal Corporate
     Services, Inc., purchased a one-third partnership interest in PEI
     Investments, A Texas Joint Venture ("PEI") from Michael L. Burrow, the
     Company's CEO, and another one-third interest from a stockholder who owns less than 1% of the Company's common stock. The partnership interests were purchased for a total of $69,000. The remaining one-third interest was already held by the Company through its wholly-owned subsidiary ENGlobal
     Engineering, Inc. PEI owns the land whereupon our Beaumont office building destroyed by Hurricane Rita in September 2005 once stood. PEI is included in the condensed consolidated financial statements as a wholly-owned subsidiary. The Company expects to rebuild a facility at the site in the future. The Company realized approximately $60,000 in additional income from the partnership resulting in additional insurance proceeds related to loss income. The Company expects to record approximately $45,000 in additional insurance proceeds during the three month period to end
     September 30, 2006. No other income is expected beyond that date.

     Other expense decreased $364,000, to $6,000 for the six month period ended
     June 30, 2006 from $370,000 for the comparable prior year period, primarily due to the Company's receipt of a partnership distribution of $350,000 from PEI, plus additional proceeds related to insurance claims for building damages from Hurricane Rita in September 2005 as discussed above.

Tax Provision:

     Income tax expense increased $500,000, or 55.6%, to $1.4 million for the three months ended June 30, 2006 from $900,000 for the comparable prior year period.

     Income tax expense increased $700,000, or 50.0%, to $2.1 million for the six months ended June 30, 2006 from $1.4 million for the comparable prior year period.

     The estimated effective tax rate was 36.9% and 37.2% for the three and six-month periods ended June 30, 2006 compared to 37.0% for the comparable prior year periods. The change in the effective tax rate is affected by the deferred tax benefit arising from recognition of stock-based compensation on non-qualified options vesting each quarter.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences.
     Estimates at June 30, 2006 included the effect of non-recurring differences in tax estimates from the 2005 year-end. Estimates at June 30, 2006 are based on results of the 2005 year-end and adjusted for estimates of non-recurring differences from the prior year.

Net Income:

     Net income for the three months ended June 30, 2006 increased $800,000, or 53.3%, to $2.3 million from $1.5 million for the comparable prior year period. As a percentage of revenue, net income increased to 3.1% for the three month period ended June 30, 2006 from 2.6% for the period ended June
     30, 2005.

     Net income for the six months ended June 30, 2006 increased $1.1 million, or 45.8%, to $3.5 million from $2.4 million for the comparable prior year period. As a percentage of revenue, net income increased to 2.5% for the six month period ended June 30, 2006 from 2.3% for the period ended June
     30, 2005.





Segment Results
---------------

                                   Engineering
                                   -----------

     The following table illustrates the composition of the Company's revenue and operating expense mix quarter over quarter for the three and six month periods ended June 30, 2006 and 2005, and provides a comparison of the changes in revenue and operating expense and trends period over period:

                                               Three Months Ended                         Six Months Ended
                                                    June 30,                                  June 30,
                                      ------------------------------------     ---------------------------------------
                                            2006               2005                  2006                   2005
                                      ----------------   -----------------     -----------------     -----------------
                                                                   (dollars in thousands)
                                      --------------------------------------------------------------------------------

     Revenue:
        Engineering                   $ 67,087  96.2 %     51,145   93.1 %     $ 129,674  98.0 %     $ 89,441   93.0 %
        Acquisition                      2,665   3.8 %      3,817    6.9 %         2,665   2.0 %        6,748    7.0 %
                                      ---------          ---------             ----------            ---------
            Total revenue             $ 69,752  100.0%     54,962  100.0 %     $ 132,339  100.0%     $ 96,189  100.0 %
                                      =========          =========             ==========            =========

     Gross profit:
        Engineering                   $  9,782  14.6 %      6,573   12.9 %     $  17,579  13.5 %     $ 11,627   13.0 %
        Acquisition                        407  15.3 %        352    9.2 %           407  15.3 %          741   11.0 %
                                      ---------          ---------             ----------            ---------
            Total gross profit          10,189  14.6 %      6,925   12.6 %        17,986  13.6 %       12,368   12.9 %
                                      ---------          ---------             ----------            ---------

     Operating SG&A expense:
        Engineering                      3,327   5.0 %      1,590    3.1 %         6,234   4.8 %        2,972    3.3 %
        Acquisition                        266  10.0 %        277    7.3 %           266  10.0 %          565    8.4 %
                                      ---------          ---------             ----------            ---------
            Total SG&A expense           3,593   5.2 %      1,867    3.4 %         6,500   4.9 %        3,537    3.7 %
                                      ---------          ---------             ----------            ---------

     Operating income:
        Engineering                      6,455   9.6 %      4,983    9.1 %        11,345   8.7 %        8,655    9.7 %
        Acquisition                        141   5.3 %         75    2.0 %           141   5.3 %          176    2.6 %
                                      ---------          ---------             ----------            ---------
            Total operating income    $  6,596   9.5 %      5,058    9.2 %     $  11,486   8.7 %     $  8,831    9.2 %
                                      ---------          ---------             ----------            ---------


Overview:

     Highlights of financial results during the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June
     30, 2005:

          Revenue up 27% quarter-over-quarter and 38% year-over-year
          Gross profit up 48% quarter-over-quarter and 48% year-over-year
          Operating SG&A as a percent of revenue up 1.8% quarter-over-quarter and 1.2% year-over-year
          Operating income up 30% for both quarter-over-quarter and year-over-year

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

     Beginning January 1, 2006, the Company re-assigned all advanced automation and integrated controls projects previously reported under the systems segment to the newly created ENGlobal Automation Group within the engineering segment. Results presented for the first quarter of 2005 have been reclassified to reflect this re-assignment.


     In the results presented for the three and six months ended June 30, 2006, "Acquisition" totals include the results of operations of WRC. Acquisition totals for the three and six months ended June 30, 2005 include results of operations related to assets acquired from Cleveland and Amtech.

Revenue:

     Revenue increased $14.8 million, or 26.9%, to $69.8 million for the three months ended June 30, 2006 from $55.0 million for the comparable prior year period.

     Revenue increased $36.1 million, or 37.6%, to $132.3 million for the six months ended June 30, 2006 from $96.2 million for the comparable prior year period.

     The following table illustrates the composition of the Company's revenue mix quarter over quarter for the three and six month periods ended June 30, 2006 and 2005, and provides a comparison of the changes in revenue and revenue trends period over period:

                                                         Three Months Ended June 30,
                                    ---------------------------------------------------------------------
                                      2006     % rev     2005        % rev       $ change      % change
                                    --------           --------                 ----------    -----------
                                                             (dollars in millions)
     Detail-design                  $  28.4      41%   $  25.3         46%      $     3.1          13 %
     Field services & inspection       25.0      36%      13.2         24%           11.8          90 %
     Procurement & construction         6.3       9%      14.5         27%           (8.2)        (57)%
     Design-build fixed price          10.1      14%       1.9          3%            8.2         432 %
                                    --------           --------                 ----------
                                    $  69.8     100%   $  54.9        100%      $    14.9
                                    ========           ========                 ==========

                                                          Six Months Ended June 30,
                                    ---------------------------------------------------------------------
                                      2006      % rev    2005        % rev       $ change      % change
                                    --------           --------                 ----------    -----------
                                                             (dollars in millions)
     Detail-design                   $ 56.0      43%   $  45.7         48%      $    10.3          23 %
     Field services & inspection       44.6      34%      25.5         27%           19.1          75 %
     Procurement & construction        16.9      13%      22.0         23%           (5.1)        (23)%
     Design-build fixed price          14.8      10%       3.0          2%           11.8         393 %
                                    --------           --------                 ----------
                                    $ 132.3     100%   $  96.2        100%      $    36.1
                                    ========           ========                 ==========


     The largest increase in revenue came from our core detail-design and field service activity which increased $14.9 million, or 39%, to $53.4 million for the second quarter of 2006 from $38.5 million for the comparable period in 2005 and on a combined basis accounted for approximately 77% of engineering's total revenue mix for the three and six month periods ended
     June 30, 2006. Design-build revenue increased $8.2 million, or 432%, from
     $1.9 million for the three month period ended June 30, 2005 to $10.1 million for the same period in 2006 and accounted for approximately 14% of engineering's total revenue during the three month period. Design-build revenue increased $11.8 million, or 393%, from $3.0 million to $14.8 million for the six month period ended June 30, 2006 compared to the comparable prior year period and during the current six month period accounted for approximately 10% of engineering's total revenue. Revenue from non-labor procurement and construction activity decreased $8.2 million from $14.5 million during the three months ended June 30, 2005 to $6.3 million for the second quarter of 2006 and was down $5.1 million from $22.0 million during the six months ended June 30, 2005 to $16.9 million for the comparable period in 2006. Procurement and construction revenue decreased as a percentage of total engineering revenue from 27% to 9% and 23% to 13% for the comparable three and six month periods ending June 30th in 2005 and 2006.

     Individually, our field services, inspection and land services revenue was the most significant contributor to our overall $14.9 million revenue increase for the three months ended June 30, 2006 adding $11.8 million and increasing its share of our overall revenue from 24% for the three months ended June 30, 2005 to 36% for the second quarter of 2006. Field services, inspection and land services revenue was also a major growth area during the six month period ended June 30, 2006 increasing $19.1 million to $44.6 million, or 75%, from $25.5 million for the comparable period in 2005 and grew as a percentage of engineering's total revenue from 27% during the six month period ended June 30, 2005 to 34% for the same period during 2006.
     Although management anticipates positive trends for all labor-based revenue, they expect the growth trend in both detail-design and design-build projects to continue to bring opportunities from both current and new clients.


Gross Profit:

     Gross profit increased $3.3 million, or 47.8%, to $10.2 million for the three months ended June 30, 2006 from $6.9 million for the comparable period in 2005, and, as a percentage of revenue, increased by 2.0% from 12.6% to 14.6% for the three-month periods ended June 30, 2005 and 2006, respectively. Of the overall $3.3 million increase in gross profit, approximately $1.8 million was attributable to the $14.5 million increase in total revenue and approximately $1.5 million was attributable to improved margins. Reversals related to cost overruns and rework on fixed price detail-design and design-build projects reduced margins by approximately $125,000 during the quarter.

     Gross profit increased $5.6 million, or 45.2%, to $18.0 million for the six months ended June 30, 2006 from $12.4 million for the comparable period in 2005, and, as a percentage of revenue, increased by 0.7% from 12.9% to 13.6% for the six-month periods ended June 30, 2005 and 2006, respectively.
     Of the overall $5.6 million increase in gross profit, approximately $4.5 million was attributable to the $35.6 million increase in total revenue while approximately $1.1 million was due to improved margins. Reversals related to cost overruns and rework on four fixed price detail-design and design-build projects reduced margins by approximately $414,000 during the period.

Selling, General, and Administrative:

     As a percentage of revenue, SG&A expense increased to 5.2% for the three-month period ended June 30, 2006 from 3.4% for the three-month period ended June 30, 2005. SG&A expense increased approximately $1.7 million, or 89.5%, to $3.6 million for the three months ended June 30, 2006 from $1.9 million for the comparable prior year period. The increase in SG&A expense includes costs of $470,000 attributable to the support of expanded facilities to meet both current and projected growth requirements; $400,000 related to new costs related to the start-up of ENGlobal Automation;
     $325,000 in salaries and benefits; $265,000 related to new costs associated to the acquisition of WRC; $127,000 in stock-compensation expense and $113,000 in other additional costs.

     As a percentage of revenue, SG&A expense increased to 4.9% for the six-month period ended June 30, 2006 from 3.7% for the six-month period ended June 30, 2005. SG&A expense increased approximately $3.0 million, or 85.7%, to $6.5 million for the six months ended June 30, 2006 from $3.5 million for the comparable prior year period. The increase in SG&A expenses included $968,000 attributable to the support of expanded facilities to meet both current and projected growth requirements; $779,000 in salaries and benefits; $694,000 in new costs related to the start-up of ENGlobal
     Automation and ENGlobal Canada; $265,000 related to new costs related to the acquisition of WRC; $142,000 in stock-compensation expense and $152,000 in other additional costs.

Operating Income:

     Operating income increased $1.5 million, or 29.4%, to $6.6 million for the three months ended June 30, 2006 from $5.1 million for the comparable prior year period. As a percentage of revenue, operating income increased to 9.5% for the three months ended June 30, 2006 from 9.2% for the comparable prior year period.

     Operating income increased $2.7 million, or 30.7%, to $11.5 million for the six months ended June 30, 2006 from $8.8 million for the comparable prior year period. As a percentage of revenue, operating income deceased to 8.7% for the six months ended June 30, 2006 from 9.2% for the comparable prior year period.



                                     Systems
                                     -------

     The following table illustrates the composition of the Company's revenue and operating expense mix quarter over quarter for the three and six month periods ended June 30, 2006 and 2005, and provides a comparison of the changes in revenue and operating expense and trends period over period:

                                     Three Months Ended                         Six Months Ended
                                          June 30,                                  June 30,
                             -----------------------------------     ---------------------------------------
                                   2006                2005                2006                  2005
                             ----------------    ---------------     ----------------     ------------------
                                                          (dollars in thousands)
                             -------------------------------------------------------------------------------
     Revenue:                $ 5,314   100.0%    $ 4,457  100.0%     $  9,354  100.0%     $   7,860   100.0%
                             =======             =======             ========             =========

     Gross profit:           $   539    10.1%    $   354    7.9%     $    964   10.3%     $     609     7.7%
                             -------             -------             --------             ---------

     Operating SG&A expense:     484     9.1%        513   11.5%        1,091   11.7%           962    12.2%
                             -------             -------             --------             ---------

     Operating income:            55     1.0%       (159)  (3.6)%        (127)  (1.4)%         (353)   (4.5)%
                             =======             =======             ========             =========

Overview:

     Highlights of financial results during the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005:

          Revenue up 19% for both quarter-over-quarter and year-over-year
          Gross profit up 52% quarter-over-quarter and 58% year-over-year Operating SG&A as a percent of revenue down 2.4% quarter-over-quarter and 0.5% year-over-year
          Operating income up 135% quarter-over-quarter and 68% year-over-year

     The primary reason for these improved financial results has been the shift and increase in revenues on process analyzer projects and, as a percent of revenue, a lower investment in operating SG&A expense.

Revenue:

     Revenue increased approximately $800,000, or 17.8%, to $5.3 million for the three month period ended June 30, 2006 from $4.5 million for the comparable prior year period and increased approximately $1.5 million, or 19.0%, to $9.4 million for the six month period ended June 30, 2006 from $7.9 million for the comparable prior year period.

     The increases in revenue for both the three and six month periods ended June 30, 2006 were primarily the result of growth in our process analyzer systems fabrication as a result of our acquisition of certain assets of ATI during the first quarter of this year. The Analytical Division's revenues totaled $3.2 million and $4.7 million respectively for the three and six month periods ended June 30, 2006. These figures represent increases of $2.2 million and $3.3 million in revenues over the comparable periods for the prior year. Approximately $17.7 million in project awards directly related to the ATI acquisition have been received during the current year, and are scheduled to be completed by the first quarter of 2007. The majority of the analyzer awards are for international projects.

     Revenues from our Engineered Systems Division declined approximately 15% quarter-over-quarter during the current year. Compared to the three and six month periods ended June 30, 2005, revenues from the Engineered Systems Division increased 16% and decreased 26% respectively. The decline in engineered systems revenues during the six months ended June 30, 2006, is a result of declining awards as the market has been slow to make awards although there are a significant amount of proposals pending and we expect projects will begin to get released by the clients during the third and fourth quarters of the year.

Gross profit:

     Gross profit increased approximately $190,000, or 54.3%, to $540,000 for the three months ended June 30, 2006 from $350,000 for the comparable prior year period and, as a percentage of revenue, gross profit increased to 10.1% from 7.9% for the respective periods. For the six month period ended June 30, 2006, gross profit increased approximately $360,000, or 60.0%, to $960,000 for the six months ended June 30, 2006 from $600,000 for the comparable prior year period and, as a percentage of revenue, gross profit increased to 10.3% from 7.7% for the respective periods.

     The increases in gross profit for both the three and six month periods ended June 30, 2006 were primarily the result of higher volume and margins on process analyzer systems fabrication.

Selling, General, and Administrative:

     SG&A expense decreased approximately $30,000, or 5.9%, to $480,000 for the three months ended June 30, 2006 from $510,000 for the same period in 2005 and, as a percentage of revenue, SG&A expense decreased to 9.1% from 11.5% for the respective periods. The decrease in costs during the most recent quarter is attributable to lower salaries and employee expenses of $76,000 offset by increases in facilities and other expenses of $45,000 and $2,000, respectively.

     SG&A expense increased approximately $140,000, or 14.6%, to $1.1 million for the six months ended June 30, 2006 from $960,000 for the same period in 2005 and, as a percentage of revenue, SG&A expense decreased to 11.7% from 12.2% for the respective periods. The increase in costs during the most recent six month period is attributable to increases in facilities expenses of $110,000 and marketing costs of $30,000.

Operating Income:

     The systems segment recorded operating income of $55,000 for the three months ended June 30, 2006 compared to an operating loss of $160,000 for the three months period ended June 30, 2005. An operating loss of $127,000 was recorded for the six months ended June 30, 2006 compared to an operating loss of $353,000 for the six month period ended June 30, 2005.

     The improvements in operating income for both the three and six month periods ended June 30, 2006 compared to the comparable periods of the prior year are primarily the results of improved margins in the shift to process analyzed systems fabrication from. engineered systems work, plus the lower investment in SG&A costs as a percentage of revenue.

Liquidity and Capital Resources
-------------------------------

     Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit, which is currently in effect with Comerica Bank (the "Comerica Credit Facility"). As of June 30, 2006, we had working capital of $31.0 million. Long-term debt, net of current portion, was $16.9 million as of June 30, 2006, including $13.5 million outstanding under the Comerica Credit Facility.

     The Comerica Credit Facility is senior to all other debt, and the line of credit is limited to $22.0 million, subject to borrowing base restrictions. The Comerica Credit Facility is collateralized by substantially all of the assets of the Company. The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company is currently in compliance with all loan covenants, although no assurances can be given regarding such compliance in the future. Except for $340,000 in standby letters of credit issued to a refining client covering contractual obligations funded by the client for progress payments made to equipment manufacturers for major project items, we are not currently subject to any other guarantees, repurchase obligations or other commitments. We expect our current obligations under standby letters of credit to be fully released in August, 2006. We have no off-balance sheet arrangements.

     As of June 30, 2006, management believes the Company's cash position is sufficient to meet its working capital requirements. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

Cash Flow
---------

     The Company believes that it has available the necessary cash required for operations for the next 12 months. However, cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, if the Company was to lose one or more of its major customers, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such event occurs, the Company would be forced to consider alternative financing options.

     Cash flow continues to be impacted by timing differences related to the growth in payroll and slower collections of our accounts receivable from clients as evidenced by the fact that our average accounts receivable days outstanding has increased to 63 days for the six month period ended June 30, 2006 from 55 days for the comparable period in 2005. Payments made during the quarter related to investments in both capital equipment and acquisitions also contributed to the additional requirements for cash.

     Operating activities:

     Net cash used in operating activities was $2.0 million for the six-month period ended June 30, 2006, compared with net cash provided of $3.9 million in the same period in 2005. Changes in working capital due to the timing of collections of trade receivables and payments for trade payables and accruals, contributed to the negative cash flows from operations for the six-month period ended June 30, 2006.

     Investing activities:

     Net cash used in investing activities was $7.1 million for the six-month period ended June 30, 2006, compared to net cash used of $400,000 in the same period in 2005. In the second quarter of 2006, the Company acquired WRC Corporation for $2.3 million cash, a promissory note and 175,000 shares of ENGlobal common stock. Also, as a part of the WRC transaction, $1.3 million in cash was acquired and $6.1 million of WRC's debt was retired. The Company also used cash for capital expenditures in the first six months of 2006 and 2005.

     Financing activities:

     Net cash provided by financing activities was $9.8 million for the six-month period ended June 30, 2006, compared with net cash used of $3.5 million in the same period in 2005. In the first half of 2006, the Company increased the outstanding line of credit by $9.7 million for working capital needs, as well as financing the WRC acquisition. This is compared to a decrease in the outstanding line of credit of $2.6 million in the same period in 2005.

Asset Management
----------------

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $53.3 million and $46.2 million at June 30, 2006 and December 31, 2005, respectively. The number of days sales outstanding in trade accounts receivables was 63 days and 59 days at June 30, 2006 and December 31, 2005, respectively.


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

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of June 30, 2006, $13.5 million had been borrowed under the Credit Facility, accruing interest at 8.25% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of June 30, 2006 would be 82.5 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $111,000, assuming the amount of debt outstanding remains constant.

     In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our Canadian subsidiary from the Canadian dollar to the U.S. dollar. We follow the provisions of SFAS No. 52 - "Foreign Currency Translation" in preparing our consolidated financial statements. Currently, we do not engage in foreign currency hedging activities.


ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

     Item 308 of Regulation S-K promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies annually evaluate the effectiveness of their internal control over financial reporting at the end of each fiscal year, and include a management report assessing the effectiveness of such internal control over financial reporting in all annual reports. Item 308 of Regulation S-K also requires that the independent accountants of public companies attest to, and report on, management's assessment of its internal control over financial reporting. The initial compliance date with respect to these requirements depends on whether a company is an "accelerated filer" as determined by Rule 12b-2 of the Exchange Act.

     As disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, ENGlobal was not an "accelerated filer" as of December 31, 2005. Based on the SEC's criteria for the aggregate market value of ENGlobal's common stock, ENGlobal will become an "accelerated filer" January 1, 2007. Therefore, the Company will be required to include a report by management on the Company's internal control over financial reporting in its Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

     ENGlobal is currently making concerted efforts to prepare itself to be able to comply with such requirements. These efforts include documenting, evaluating the design and testing the effectiveness of ENGlobal's internal control over financial reporting. During this process, ENGlobal expects to improve our internal processes as well as be in compliance with the law.

     We are exposed to increased costs associated with complying with these requirements, and will be spending management time and resources to document and test our internal controls in anticipation of Section 404 reporting requirements. Furthermore, our independent registered public accounting firm, Hein & Associates, will be required to attest to whether its assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006.

     In addition, the Company acquired WRC Corporation ("WRC") on May 25, 2006. WRC utilizes separate information and accounting systems and processes. Management anticipates excluding WRC from the 2006 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission. Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the acquired WRC business within 12 months of the date of the acquisition. In the meantime, WRC's accounting and information systems are currently being converted to the same platform as the rest of the Company.

     Other than the acquisition of WRC on May 25, 2006, there were no changes in our internal controls over financial reporting during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On May 25, 2006, we acquired all of the outstanding capital stock of WRC Corporation for an aggregate purchase price of $10,060,329.19 consisting of 175,000 shares of Company common stock valued at $8.00 per share, cash and promissory notes paid or payable to Michael H. Lee, and the payment of certain debt obligations of WRC. The private placement of the 175,000 shares of our common stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as the transaction did not involve a public offering and was sold to a limited group of investors.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 1, 2006, the Company held its Annual Meeting of Stockholders. The Company's stockholders elected the following five persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: William A. Coskey, P.E., Michael L. Burrow, P.E., David W. Gent, P.E., Randall B. Hale, and David C. Roussel. The Company's stockholders also voted to approve an amendment to the Restated Articles of Incorporation of ENGlobal Corporation to eliminate the Series A Preferred Stock and all references as to its rights and privileges and to authorize 2,000,000 shares of Preferred Stock, $0.001 par value, with the Board of Directors having authority to specify restrictions and other rights pertaining to such shares and to approve the issuance of such shares without further approval by stockholders.

     The number of shares voted and withheld with respect to each director were as follows:

     Election of Directors              For                Withheld
     ---------------------              ---                --------

     William A. Coskey, P.E.            23,832,313         1,094,628
     Michael L. Burrow, P.E.            23,951,260           975,681
     David W. Gent, P.E.                23,933,224           993,717
     Randall B. Hale                    23,815,403         1,111,538
     David C. Roussel                   23,935,560           993,381

     The number of shares voted for and against the amendment to the Restated Articles of Incorporation were as follows:

     For                   Against            Abstain
     ---                   -------            -------

     15,246,484            3,369,225          24,636

ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Second Quarter 2006

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Second Quarter 2006

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal CORPORATION

Dated:   August 14, 2006

                                       By: /s/ Robert W. Raiford
                                           -------------------------
                                           Robert W. Raiford
                                           Chief Financial Officer and Treasurer