Form 10-Q
period 2006-09-30
ENGLOBAL CORP
filed 2006-11-14
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2006


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

                                   88-0322261
                                   ----------
                       (I.R.S Employer Identification No.)



    654 North Sam Houston Parkway E., Suite 400, Houston, TX      77060-5914
    --------------------------------------------------------      ----------
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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of November 9, 2006.

       $0.001 Par Value Common Stock                 26,706,925 shares


                                           QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE PERIOD ENDED SEPTEMBER 30, 2006

                                                 TABLE OF CONTENTS


                                                                                                               Page
                                                                                                              Number
                                                                                                              ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months Ended and Nine
                      Months Ended September 30, 2006 and September 30, 2005                                      3

                  Consolidated Statements of Comprehensive Income for the Three Months Ended
                       September 30, 2006 and September 30, 2005                                                  4

                  Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005               5

                  Condensed Consolidated Statements of Cash Flows for the Nine Months                           6-7
                      Ended September 30, 2006 and September 30, 2005

Notes to Condensed Consolidated Financial Statements                                                           8-14

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       15-31

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                     32

       Item 4.    Controls and Procedures                                                                     32-33

Part II.      Other Information

       Item 1.    Legal Proceedings                                                                              34

       Item 1A.   Risk Factors                                                                                   34

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                    34

       Item 3.    Defaults Upon Senior Securities                                                                34

       Item 4.    Submission of Matters to a Vote of Security Holders                                            34

       Item 5.    Other Information                                                                              34

       Item 6.    Exhibits                                                                                       34

                   Signature                                                                                     35




                                            PART I. - FINANCIAL INFORMATION
                                            -------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                                  ENGlobal Corporation
                                     Condensed Consolidated Statements of Income
                                                      (Unaudited)


                                                       For the Three Months Ended            For the Nine Months
                                                              September 30,                  Ended September 30,
                                                     ------------------------------    ------------------------------
                                                          2006             2005             2006             2005
                                                     -------------    -------------    -------------    -------------

Operating Revenue                                    $  82,503,548    $  59,265,617    $ 224,196,098    $ 163,314,149
                                                     -------------    -------------    -------------    -------------

Operating Expenses:
      Direct cost                                       77,954,573       51,427,251      200,696,904      142,498,567
      Selling, general and administrative (Note 2)       6,411,171        4,815,324       18,921,412       12,991,480
      Depreciation and amortization                        393,253          257,786        1,149,654          814,178
                                                     -------------    -------------    -------------    -------------
           Total operating expenses                     84,758,997       56,500,361      220,767,970      156,304,225
                                                     -------------    -------------    -------------    -------------

           Operating income (loss)                      (2,255,449)       2,765,256        3,428,128        7,009,924

Other Income (Expense):
      Other income (expense)                               (19,912)           5,809          389,196           79,054
      Interest income (expense), net                      (371,141)        (199,096)        (786,283)        (642,647)
                                                     -------------    -------------    -------------    -------------
           Total other income (expense)                   (391,053)        (193,287)        (397,087)        (563,593)
                                                     -------------    -------------    -------------    -------------

Income before Provision for Income Taxes                (2,646,502)       2,571,969        3,031,041        6,446,331

Provision for Income Taxes                              (1,076,116)         951,629        1,035,849        2,385,143
                                                     -------------    -------------    -------------    -------------

           Net Income (loss)                         $  (1,570,386)   $   1,620,340    $   1,995,192    $   4,061,188
                                                     =============    =============    =============    =============

Net Income Per Common Share:
      Basic                                          $       (0.06)            0.07    $        0.08             0.17
      Diluted                                        $       (0.06)            0.07    $        0.07             0.17

Weighted Average Shares Used in Computing Net
      Income Per Share:
      Basic                                             26,645,830       23,890,842       26,475,353       23,637,345
      Diluted                                           26,645,830       24,898,045       27,027,931       24,460,313




                          See accompanying notes to interim condensed financial statements


                                        ENGlobal Corporation
                      Condensed Consolidated Statements of Comprehensive Income
                                             (Unaudited)

                                                   For the Three Months         For the Nine Months
                                                   Ended September 30,          Ended September 30,
                                               --------------------------   --------------------------
                                                   2006           2005          2006           2005
                                               -----------    -----------   -----------    -----------

Net Income (loss)                              $(1,570,386)   $ 1,620,340   $ 1,995,192    $ 4,061,188
                                               -----------    -----------   -----------    -----------

Other Comprehensive Income (loss):
     Foreign currency translation adjustment        (9,733)          --           3,433           --
     Income tax effect                               3,747           --          (1,322)          --
                                               -----------    -----------   -----------    -----------
     Net other comprehensive income                 (5,986)          --           2,111           --
                                               -----------    -----------   -----------    -----------

Net Comprehensive Income (loss)                $(1,576,372)   $ 1,620,340   $ 1,997,303    $ 4,061,188
                                               ===========    ===========   ===========    ===========



                  See accompanying notes to interim condensed financial statements


                                                   ENGlobal Corporation
                                          Condensed Consolidated Balance Sheets

                                                                                              September 30,    December 31,
                                                                                                   2006            2005
                                                                                               ------------    ------------
                                                                                                (unaudited)
                                           ASSETS
                                           ------
Current Assets:
     Cash                                                                                      $  1,070,656    $    159,414
     Trade receivables, less allowance for doubtful accounts of approximately $565,000 and
        $507,000, respectively                                                                   54,998,258      46,248,458
     Costs and estimated earnings in excess of billings on uncompleted contracts                  9,553,209       4,148,275
     Prepaid expenses and other current assets                                                      650,687       1,600,369
     Current portion of note receivable                                                              51,258            --
     Inventories                                                                                       --           153,968
     Deferred tax asset                                                                             305,258         305,258
     Federal income taxes receivable                                                                544,139          52,818
                                                                                               ------------    ------------
         Total Current Assets                                                                    67,173,465      52,668,560

Property and Equipment, net                                                                       7,959,774       6,861,361
Goodwill                                                                                         23,160,320      15,454,583
Note receivable, net of current portion                                                             120,760            --
Non-current Deferred Tax Asset                                                                      159,192          74,892
Other Assets                                                                                        810,389         876,534
                                                                                               ------------    ------------
         Total Assets                                                                          $ 99,383,900    $ 75,935,930
                                                                                               ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current Liabilities:
     Accounts payable                                                                          $ 16,218,653    $ 15,211,331
     Accrued compensation and benefits                                                           11,347,907       9,799,074
     Deferred rent                                                                                  708,847         361,292
     Current portion of long-term debt                                                            1,612,392         547,934
     Billings and estimated earnings in excess of costs on uncompleted contracts                  1,054,551       3,775,625
     Other liabilities                                                                              728,183       1,148,079
                                                                                               ------------    ------------
         Total Current Liabilities                                                               31,670,533      30,843,335

Long-Term Debt, net of current portion                                                           22,831,222       5,227,976
                                                                                               ------------    ------------
         Total Liabilities                                                                       54,501,755      36,071,311
                                                                                               ------------    ------------

Contingencies (Note 10)

Stockholders' Equity:
     Preferred stock - $0.001 par value; 2,000,000 shares authorized; none outstanding                 --              --
     Common stock, $0.001 par value; 75,000,000 shares authorized; 26,700,925 and 26,289,567 outstanding and 27,353,302 and 26,941,944 issued at September 30, 2006 and December
        31, 2005, respectively                                                                       27,353          26,941
     Additional paid-in capital                                                                  29,656,591      27,230,332
     Retained earnings                                                                           15,198,399      13,203,208
     Treasury stock - none and 652,377 shares at cost at September 30, 2006 and
        December 31, 2005, respectively                                                                --          (592,231)
     Accumulated other comprehensive income (loss)                                                     (198)         (3,631)
                                                                                               ------------    ------------
         Total Stockholders' Equity                                                              44,882,145      39,864,619
         Total Liabilities and Stockholders' Equity                                            $ 99,383,900    $ 75,935,930
                                                                                               ============    ============


                            See accompanying notes to interim condensed financial statements


                                          ENGlobal Corporation
                             Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                              For the Nine Months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                                 2006            2005
                                                                             ------------    ------------
Cash Flows from Operating Activities:
     Net income                                                              $  1,995,192    $  4,061,188
     Adjustments to reconcile net income to net cash provided by (used in)
                  operating activities -
         Depreciation and amortization                                          1,925,266       1,341,409
         Share based compensation expense                                         894,759            --
         Loss on disposal of property, plant and equipment                         99,281           2,715
         (Gain) on assets held for sale                                              --          (134,447)
         Deferred income tax benefit/expense                                     (133,736)       (590,437)
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                     (4,576,070)       (360,467)
         Inventories                                                              153,968             383
         Costs and estimated earnings in excess of billings                    (5,404,934)     (3,515,522)
         Prepaid expenses and other assets                                        344,896       1,076,862
         Accounts payable                                                         310,730         (50,412)
         Accrued compensation and benefits                                        802,006       1,110,622
         Billings in excess of costs and estimated earnings                    (2,721,074)       (587,501)
         Other liabilities                                                        216,554       1,117,949
         Income taxes receivable (payable)                                       (666,832)        978,270
                                                                             ------------    ------------
               Net cash provided by (used in) operating activities             (6,759,994)      4,450,612
                                                                             ------------    ------------
Cash Flows from Investing Activities:
     Property and equipment acquired                                           (2,496,064)     (2,184,929)
     Construction in progress                                                    (292,482)           --
     Proceeds from sale of equipment                                               12,836          15,400
     Proceeds from sale of other assets                                            50,000         823,350
     Proceeds from note receivable                                                 15,343            --
     Additional consideration for acquisitions                                     62,117         (77,297)
     Business acquired in purchase transaction, net of cash acquired           (6,028,585)           --
     Partnership distribution                                                     350,000            --
     Insurance proceeds                                                            68,317            --
                                                                             ------------    ------------
         Net cash provided by (used in) investing activities                   (8,258,518)     (1,423,476)
                                                                             ------------    ------------
Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                               15,928,759     (13,529,496)
     Proceeds from issuance of common stock converted from options                724,142         663,776
     Proceeds from issuance of common stock from private placement                   --        14,000,000
     Short-term note repayments                                                      --          (837,714)
     Capital lease repayments                                                        --            (4,371)
     Long-term debt repayments                                                   (726,970)       (370,000)
                                                                             ------------    ------------
         Net cash provided by (used in) financing activities                   15,925,931         (77,805)
                                                                             ------------    ------------
Effect of Exchange Rate Changes on Cash                                             3,823           1,976
                                                                             ------------    ------------
         Net change in cash                                                       911,242       2,951,307

Cash, at beginning of period                                                      159,414           8,006
                                                                             ------------    ------------
Cash, at end of period                                                       $  1,070,656    $  2,959,313
                                                                             ============    ============

Supplemental Disclosures:
         Interest paid                                                       $    448,846    $    605,170
                                                                             ============    ============
         Income taxes paid                                                   $  1,759,202    $  2,200,614
                                                                             ============    ============
         Tax refunds received                                                    (314,221)   $     (7,263)
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
                                                                    ===========    ===========




               See accompanying notes to interim condensed financial statements

                                               7

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein, are unaudited for the three month and nine month periods ended September 30, 2006 and 2005. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

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

     In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $404,000 and $895,000, respectively, was recorded in the three and nine months ended September 30, 2006. The total stock-based compensation expense was recorded in selling, general and administrative expense. The total income tax benefit recognized in the condensed consolidated statements of income for the share-based arrangements for the three and nine months ended September 30, 2006 was $59,847 and $133,736, respectively.

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

     The total fair value of shares that vested during the nine months ended September 30, 2006 and 2005 was $5.8 million and $7.8 million, respectively.

     Stock Option and Incentive Plans

     The Company maintains a stock option plan (the "Option Plan") under which the Company may issue incentive stock options to employees and non-employee directors. Under the Option Plan, a maximum of 2,650,000 shares of our common stock has been approved to be issued to certain non-employee directors, and to officers and employees pursuant to stock based awards granted. Shares with respect to awards under the Option Plan that expire, are cancelled, or otherwise terminate are added back to the number of shares issuable under the Option Plan. As of September 30, 2006, options representing 1,449,620 shares are currently issued and outstanding under the Option Plan, of which 858,383 shares are vested; 325,806 shares remain available for grant under the Option Plan.

     The Company's policy regarding share issuance upon option exercise takes into consideration the optionee's eligibility and vesting status. Upon receipt of an optionee's exercise notice and payment, and the Company's or the Chairman of the Compensation Committee's subsequent determination of eligibility, the Company's Chief Governance Officer or the Chairman of the Compensation Committee instructs our transfer agent to issue shares of our Common Stock to the optionee.

     Stock options have been granted with exercise prices at or above the market price on the date of grant. In most cases, the granted options vest generally over one year for non-employee directors and ratably over four years for officers and employees. Beginning in 2006, options granted to non-employee directors vest ratably and quarterly over one year from the date of grant. The granted options generally have ten year contractual terms.

     Compensation expense of $1.9 million related to previously granted stock option awards which are non-vested at September 30, 2006 will be recognized in future periods. This compensation expense is expected to be recognized over a weighted-average period of approximately 18 months.

     The following summarizes stock option activity for the nine months ended September 30, 2006.

                                                                      Weighted Average
                                                         Weighted        Remaining       Aggregate
                                         Number of        Average       Contractual      Intrinsic
                                          Options      Exercise Price   Term (Years)   Value (000's)
                                         ----------    --------------   ------------   -------------
     Balance at December 31, 2005         1,438,234         3.07
         Granted                            355,000        10.77
         Exercised                         (222,738)        2.36
         Canceled or expired               (171,546)        5.99
     Balance at September 30, 2006        1,398,950    $    4.79           7.64         $    3,124
                                         ==========    =========        ==========      ==========

     Exercisable at September 30, 2006      829,750    $    3.04           6.71         $    1,853
                                         ==========    =========        ==========      ==========


     The total intrinsic value, the difference between the exercise price and market price on the date of exercise, of options exercised during the three months and nine months ended September 30, 2006 was $219,000 and $1.0 million, respectively.

     Pro Forma Effects

     If compensation expense for the stock options that we granted had been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No.
     148 and SFAS No. 123(R), our net income and net income per share for the three months and nine months ended September 30, 2005 would have been as follows:

                                                             Three Months Ended   Nine Months Ended
                                                                September 30,       September 30,
                                                                    2005                2005
                                                                  ---------           ---------
                                                                          (in thousands)
                                                                  -----------------------------

         Net income available for common stock - as reported      $   1,620           $   4,061
         Less compensation expense determined under fair value
            method, net of tax                                          (54)               (162)
                                                                  ---------           ---------
              Net income available for common stock - pro forma   $   1,566           $   3,899
                                                                  =========           =========

     Net income per share - as reported
         Basic                                                    $    0.07           $    0.17
         Diluted                                                  $    0.07           $    0.17
     Net income available per share - pro forma
         Basic                                                    $    0.07           $    0.16
         Diluted                                                  $    0.06           $    0.16



     The fair value of each stock option granted under the Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value the option grants issued during the nine month periods ended September 30, 2005 and 2006.

             Weighted Average      Average        Expected        Expected
              Risk Free Rate    Expected Life    Volatility    Dividend Yield
              --------------    -------------    ----------    --------------

     2005               5.5%      3-10 Years         50%            0.00%
     2006       4.93 - 5.05%         4 Years    73.8 - 79.1%        0.00%

     The Company recognized the pro forma fair value compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of each award.

NOTE 3 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2006 and December 31, 2005:

                                                                                     September 30,   December 31,
                                                                                         2006           2005
                                                                                       --------       --------
                                                                                            (in thousands)
                                                                                       -----------------------

     Costs incurred on uncompleted contracts                                           $ 58,153       $ 23,426
     Estimated earnings (losses) on uncompleted contracts                                  (968)         4,437
                                                                                       --------       --------
         Earned revenues                                                                 57,185         27,863
     Less billings to date                                                              (48,687)       (27,490)
                                                                                       --------       --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                   $  8,498       $    373
                                                                                       ========       ========

     Costs and estimated earnings in excess of billings on uncompleted contracts       $  9,553       $  4,148
     Less billings and estimated earnings in excess of cost on uncompleted contracts     (1,055)        (3,775)
                                                                                       --------       --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                   $  8,498       $    373
                                                                                       ========       ========


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders' equity. For the nine month period ended September 30, 2006, comprehensive income included a gain of $3,433 from foreign currency translation adjustments.

NOTE 5 - ACQUISITIONS

     The Company's acquisition strategy is focused on developing breadth and depth of expertise within the organization by continuing to search for candidates that fit into one of two profiles. First, the Company considers acquisition candidates with revenues at or over the $10 million that would provide new service capabilities for its clients. Second, the Company considers acquisition candidates of various sized operations that have capabilities similar to those it currently provides and will assist the Company in gaining a larger position in a given market segment or geographic location.

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



     In exchange for all of the outstanding capital stock of WRC, the Company paid cash, delivered a promissory note payable over four years, issued
     175,000 shares of ENGlobal common stock, and agreed to pay certain obligations of WRC. At June 30, 2006, goodwill (deductible for tax purposes) from this transaction was estimated to be $5.9 million. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Standards No. 141, "Business Combinations,"
     ("SFAS141"). The purchase price allocation has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. Beginning June 2006, ENGlobal included the WRC operating results in its financial statements.

     The unaudited proforma combined historical results, as if the WRC acquisition had taken place at the beginning of 2006 and 2005, respectively, are as follows:

                                           Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                         ----------------------    ---------------------
                                           2006          2005         2006        2005
                                         ---------    ---------    ---------   ---------
                                                          (in thousands)
                                         -----------------------------------------------

     Revenue as reported                              $  59,266   $ 224,196    $ 163,314
     Proforma revenues of WRC                             4,405       7,146       10,182
                                                      ---------    ---------   ---------
          Proforma revenues                           $  63,671   $ 231,342    $ 173,496
                                                      =========    =========   =========

     Net income as reported                           $   1,620   $   1,995    $   4,061
     Proforma income (loss) of WRC                           12        (804)         130
                                                      ---------    ---------   ---------
          Proforma net income                         $   1,632   $   1,191    $   4,191
                                                      =========    =========   =========

     Basic per share data as reported                 $    0.07    $    0.08   $    0.17
     Proforma basic per share data                    $    0.07    $    0.06   $    0.18

     Diluted per share data as reported               $    0.07    $    0.07   $    0.17
     Proforma diluted per share data                  $    0.07    $    0.06   $    0.17


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

NOTE 7 - LINE OF CREDIT AND DEBT

     Effective July 27, 2006, the Company and Comerica Bank ("Comerica") entered into an amendment to the Company's existing Credit Facility (the "Comerica
     Credit Facility"). The maturity date of the Comerica Credit Facility was extended to July 26, 2009 and the limit on the revolving credit note was increased from $22 million to $30 million, subject to loan covenant restrictions. The loan agreement positions Comerica as senior to all other debt. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of September 30, 2006 was $19.7 million. The remaining borrowings available under the line of credit as of September 30, 2006 were $10.3 million after consideration of loan covenant restrictions.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including the total funded debt to EBITDA; to total liabilities plus net worth; and to total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, and the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of September 30, 2006.

     As of September 30, 2006, all standby letters of credit previously issued to a refining client to cover contractual obligations for progress payments made to equipment manufacturers for major project items had expired.

                                                                                               September 30,   December 31,
                                                                                                   2006           2005
                                                                                                ---------       --------
                                                                                                     (in thousands)
                                                                                                ------------------------
     Schedule of Long-Term Debt:

         Comerica Credit Facility - Line of credit, $12,703,000 at prime and $7,000,000 at
            30 day LIBOR plus 150 bps (8.25% and 6.83% respectively at September 30, 2006),
            maturing in July 2009                                                               $ 19,703       $  3,774
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008           150            195
         Significant PEI Shareholders - Note payable, discounted at 4.5% interest, principal
            payments in installments of $208,761 due annually, maturing in December 2006             203            188
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                    1,194          1,444
         InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
            installments of $65,000 plus interest due annually, maturing in December 2007            130            130
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                         793           --
         Michael H. Lee - Note payable, interest at 5%, principal payments in installments of
            $150,000 plus interest due quarterly, maturing June 10, 2010                           2,250           --
         Miscellaneous                                                                                20             45
                                                                                                --------       --------

              Total long-term debt                                                                24,443          5,776
              Less: Current maturities                                                            (1,612)          (548)
                                                                                                --------       --------

              Long-term debt, net of current portion                                            $ 22,831       $  5,228
                                                                                                ========       ========

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

     Beginning January 1, 2006, the Company re-assigned all advanced automation and integrated controls projects previously reported under the systems segment to the newly created ENGlobal Automation Group, Inc. ("EAG") within the engineering segment. Results presented have been reclassified to reflect the re-assignment.

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

                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                             ----------------------    ----------------------
                                                2006         2005        2006          2005
                                             ---------    ---------    ---------    ---------
                                                             (in thousands)
                                             ------------------------------------------------
     Revenue:
          Engineering                        $  76,617    $  55,923    $ 208,955    $ 152,111
          Systems                                5,887        3,343       15,241       11,203
                                             ---------    ---------    ---------    ---------
                    Total revenue            $  82,504    $  59,266    $ 224,196    $ 163,314
                                             =========    =========    =========    =========

     Operating income (loss):
          Engineering                        $     705    $   5,548    $  12,192    $  14,340
          Systems                                 (281)        (293)        (409)        (608)
          Corporate                                348        1,017          749        2,942
          Intercompany eliminations             (3,027)      (3,507)      (9,104)      (9,664)
                                             ---------    ---------    ---------    ---------
                    Total operating income   $  (2,255)   $   2,765    $   3,428    $   7,010
                                             =========    =========    =========    =========


     Financial information about geographic areas
     --------------------------------------------

     Revenues from the Company's non-U.S. operations for the three months and nine months ended September 30, 2006 were $1.5 million and $2.5 million, respectively. Long-lived assets (principally leasehold improvements and computer equipment) outside the United States were $94,000 as of September
     30, 2006.

NOTE 9 - EARNINGS PER SHARE

     The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share ("EPS").

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                             -----------------------   -----------------------
                                                                2006         2005         2006         2005
                                                             ----------   ----------   ----------   ----------
                                                                               (in thousands)
                                                             -------------------------------------------------

     Weighted average shares outstanding
             (denominator used to compute basic EPS)         26,645,830   23,890,842   26,475,353   23,637,345
     Effect of employee and outside director stock options         --      1,007,203      552,578      822,968
                                                             ----------   ----------   ----------   ----------

     Denominator used to compute diluted EPS                 26,645,830   24,898,045   27,027,931   24,460,313
                                                             ==========   ==========   ==========   ==========

NOTE 10 - CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

     On October 6, 2006, the Company, through its wholly-owned subsidiary, ENGlobal Construction Resources, Inc. ("ECR"), acquired certain assets of WATCO Management, Inc. ("WATCO"), a Houston-based business providing construction management, turnaround management, asset management and project commissioning and start-up services and related services for projects and facilities located in process plants. The addition of WATCO will provide ECR with opportunities to expand its current services to existing WATCO clients in addition to a complementary business allowing expansion of current services to both existing and future clients. The aggregate purchase price was $1.0 million, including $500,000 in cash and an unsecured promissory note in the principal amount of $500,000 payable in four equal annual installments, bearing interest at the rate of 4% per annum. The estimate, fair values of the acquired assets include approximately $800,000 in intellectual property, $52,000 in fixed assets and $148,000 in goodwill. The Company is in the process of obtaining third-party valuations of the certain intangible assets; thus the allocation of the purchase price is subject to adjustment.

     In September 2006, the Company, through its wholly-owned subsidiary, ENGlobal Engineering, Inc., entered into two agreements with SchmArt Engineering, Inc. based in Beaumont, Texas ("SchmArt"): (1) a one year, non-exclusive License Agreement on SchmArt's Relief++Software, and (2) a Hiring Agreement covering the Company's hiring of any SchmArt employee in the future. In October 2006, the Company responded to two "Notice of Levy" advisements from the Department of Treasury - Internal Revenue Service related to taxes owed by SchmArt. The Company has responded to each notice and fully expects to comply with all requirements of such notices.

     Effective September 1, 2006, we entered into an Investment and Development Agreement (the "Agreement") with US Syngas, LLC, a Delaware limited liability company ("USS") relating to USS's development of Stage Three of a coke-to-ammonia plant (the `Project"). The Agreement contemplates an additional agreement between USS and one of its wholly owned subsidiaries (the "Subsidiary") to sell the Project's production. Under the Agreement, ENGlobal invested $100,000 cash, agreed to license sell certain software valued at $243,750 one month after Project kick-off, and agreed to invest an additional $156,250 in cash four months after Project kick-off. Two other investors have invested an aggregate of $4 million in the Project. In order to meet the milestones required for construction financing, USS will need to raise significant additional construction financing and the Subsidiary will need to enter into agreements for an unspecified amount of debt financing and equity financing (the "Equity Financing").

     The Agreement contemplates the formation of a limited liability company in which USS will own all of the common Unites and ENGlobal and other investors will own Preferred Units. ENGlobal will receive interest at the rate of 7% per annum on the Preferred Units, or if ENGlobal fully funds its required investment, the Preferred Units will be redeemed at 175% of ENGlobal's investment. USS will have a right to convert ENGlobal's investment into securities to be issued in the equity financing. In addition, ENGlobal will have a right to invest in the Equity Financing.

     On May 25, 2006, the Company, through its wholly-owned subsidiary ENGlobal Corporate Services, Inc., purchased a one-third partnership interest in PEI Investments, A Texas Joint Venture ("PEI"), from Michael L. Burrow, the Company's President and CEO, and another one-third interest from a stockholder who owns less than 1% of the Company's common stock. The partnership interests were purchased for a total of $69,000. The remaining one-third interest was already held by the Company through its wholly-owned subsidiary EEI. PEI owns the land on which our Beaumont, Texas office building, destroyed by Hurricane Rita in September 2005, was located. The remains of the building were razed in July 2006. In September 2006, the Company acquired approximately 1.2 acres immediately adjacent to the former facility and is developing plans to construct a new facility utilizing both parcels of land. On October 26, 2006, the Company received final proceeds in the amount of $200,456 from an insurance claim for the building.

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

  MD&A Overview
  -------------

     The following list sets forth a general overview of the more significant changes in our Company's financial condition and results of operations for the three and nine month periods ended September 30, 2006, compared to the corresponding periods in 2005.

                         During the three month period    During the nine month period
                           ended September 30, 2006         ended September 30, 2006
                         -------------------------------------------------------------
      Revenue                  Increased 39.2%                 Increased 37.3%

      Gross profit             Decreased 42.0%                 Increased 12.9%

      SG&A expense             Increased 34.1%                 Increased 45.4%

      Operating income         Decreased 181.6%                Decreased 51.1%

      Net income               Decreased 196.9%                Decreased 50.9%


     Long-term debt, net of current portion, increased 337%, or $17.6 million, from $5.2 million at December 31, 2005 to $22.8 million at September 30, 2006, and as a percentage of stockholders' equity, long-term debt increased from 13.1% to 50.9% at these same dates. The increase in long-term debt is primarily attributable to approximately $10.4 million used to acquire the assets of ATI and the stock of WRC, additional investments in capital equipment totaling approximately $2.8 million, plus delays in collections of fees, primarily on a new alliance contract, totaling approximately $5.6 million. The increase in the ratio of long-term debt as a percentage of stockholders' equity for the comparable periods is primarily the result of the increase in total long-term debt along with the negative impact to stockholders' equity as a result of the Company's current reporting period loss.

     Primarily due to losses incurred on two fixed-price contracts, we recorded a net loss of $1.6 million, or $(0.06) per diluted share for the three months ended September 30, 2006, compared to net income of $1.6 million, or $0.07 per diluted share for the corresponding period last year. We recorded net income of $2.0 million, or $0.07 per diluted share for the nine months ended September 30, 2006, compared to net income of $4.1 million, or $0.17 per diluted share for the corresponding period last year.

     We adopted SFAS 123(R) on January 1, 2006, and our results of operations for the three and nine months ended September 30, 2006, respectively, include $404,000 and $895,000 of expense related to stock options. These amounts have been included SG&A expense in the accompanying Condensed Consolidated Statements of Income.

     Stockholders' equity increased 12.5%, or $5.0 million, from $39.9 million as of December 31, 2005 to $44.9 million as of September 30, 2006.

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


  Results of Operations
  ---------------------

     The following table illustrates the composition of the Company's revenue and operating expense mix quarter over quarter for the three and nine-month periods ended September 30, 2006 and 2005, and provides a comparison of the changes in revenue and operating expense and trends period over period:

                              Consolidated Results of Operations for the Three and Nine Months
                                             Ended September 30, 2006 and 2005
                                                         (unaudited)

                                                    Three Months Ended                        Nine Months Ended
                                                       September 30,                             September 30,
                                          --------------------------------------   -----------------------------------------
                                                 2006                 2005                2006                   2005
                                          -----------------    -----------------   -------------------    ------------------
                                                                         (dollars in thousands)
                                          ----------------------------------------------------------------------------------
     Revenue:
              Engineering                 $ 69,311   84.0 %    $ 50,866   85.8 %    $ 198,984   88.8 %    $ 140,876   86.3 %
              Systems                        5,887    7.1 %       3,343    5.6 %       15,241    6.8 %       11,203    6.9 %
              Acquisition                    7,306    8.9 %       5,057    8.6 %        9,971    4.4 %       11,235    6.9 %
                                          --------             --------             ---------             ---------
                  Total revenue           $ 82,504  100.0 %    $ 59,266  100.0 %    $ 224,196  100.0 %    $ 163,314  100.0 %
                                          ========             ========             =========             =========

         Gross profit:
              Engineering                 $  3,456    5.0 %    $  7,157   14.1 %    $  21,035   10.6 %    $  18,907   13.4 %
              Systems                          123    2.1 %         203    6.1 %        1,087    7.1 %          850    7.6 %
              Acquisition                      970   13.3 %         478    9.5 %        1,377   13.8 %        1,059    9.4 %
                                          --------             --------             ---------             ---------
                  Total gross profit         4,549    5.5 %       7,838   13.2 %       23,499   10.5 %       20,816   12.7 %
                                          --------             --------             ---------             ---------

         SG&A expense:
              Engineering                    3,203    4.6 %       1,814    3.6 %        9,436    4.7 %        4,859    3.5 %
              Systems                          404    6.9 %         496   14.9 %        1,496    9.8 %        1,458   13.0 %
              Corporate                      2,679    3.2 %       2,490    4.2 %        8,355    3.7 %        6,722    4.1 %
              Acquisition                      518    7.1 %         273    5.4 %          784    7.9 %          767    6.8 %
                                          --------             --------             ---------             ---------
                  Total SG&A expense         6,804    8.2 %       5,073    8.6 %       20,071    8.9 %       13,806    8.5 %
                                          --------             --------             ---------             ---------

         Operating income:
              Engineering                      253    0.4 %       5,343   10.5 %       11,599    5.8 %       14,048   10.0 %
              Systems                         (281)  (4.8)%        (293)  (8.8)%         (409)  (2.7)%         (608)  (5.4)%
              Corporate                     (2,679)  (3.2)%      (2,490)  (4.2)%       (8,355)  (3.7)%       (6,722)  (4.1)%
              Acquisition                      452    6.2 %         205    4.1 %          593    6.0 %          292    2.6 %
                                          --------             --------             ---------             ---------
                  Total operating income    (2,255)  (2.7)%       2,765    4.7 %        3,428    1.5 %        7,010    4.3 %
                                          --------             --------             ---------             ---------

         Other income (expense), net          (391)  (0.5)%        (193)  (0.3)%         (397)  (0.2)%         (564)  (0.3)%
         Tax provision                       1,076    1.3 %        (952)  (1.6)%       (1,036   (0.5)%       (2,385)   (15)%
                                          --------             --------             ---------             ---------

                  Net income              $ (1,570)  (1.9)%    $  1,620    2.7 %    $   1,995    0.9 %    $   4,061    2.5 %
                                          ========             ========             =========             =========



  Other financial comparisons:
  ----------------------------
                                                   As of September 30,
                                                   -------------------
                                                     2006       2005
                                                    -------   -------
                                                     (in thousands)
                                                    -----------------

           Working capital                          $35,503   $18,334

           Total assets                             $99,384   $63,286

           Long-term debt, net of current portion   $22,831   $ 1,826

           Stockholders' equity                     $44,882   $39,023


     In the results presented for the three and nine months ended September 30, 2006, "Acquisition" totals include the results of operations related to the acquisition of WRC. All previous acquisitions have been fully integrated and reported in segment details. In the results presented for the three and nine months ended September 30, 2005, "Acquisition" totals include the combined results of operations related to assets acquired from Cleveland
     Inspection Services, Inc. ("Cleveland") and AmTech Inspection, LLC
     ("AmTech"). For analytical purposes only, results from acquired companies or acquired assets are shown separately for the first 12 months after closing.

     Results presented for the three and nine months ended September 30, 2005 have been reclassified to more closely conform to the 2006 presentation.

     Primarily due to losses incurred on two fixed-price contracts, we recorded a net loss of $1.6 million, or $(0.06) per diluted share for the three months ended September 30, 2006, compared to net income of $1.6 million, or $0.07 per diluted share for the corresponding period last year. We recorded net income of $2.0 million, or $0.07 per diluted share for the nine months ended September 30, 2006, compared to net income of $4.1 million, or $0.17 per diluted share for the corresponding period last year. We adopted SFAS
     123(R) on January 1, 2006, and our results of operations for the three and nine months ended September 30, 2006, respectively, include $404,000 and $895,000 of expense related to stock options. These amounts have been included SG&A expense in the accompanying Condensed Consolidated Statements of Income.

     The following table compares the effects of SFAS 123(R) on net income
     (loss) and earnings per share for the three and nine months ended September
     30, 2006.

                                                              Three Months  Nine Months
                                                                 Ended         Ended
                                                               ----------    ---------
                                                                  September 30, 2006
                                                               -----------------------
                                                                    (in thousands)
                                                               -----------------------
     Net income (loss)
         As reported                                           $   (1,570)   $   1,995
         Effect of SFAS 123(R) (net of tax)                           188          417
                                                                ---------    ---------
     Net income (loss) before the effects of SFAS 123(R)       $   (1,382)   $   2,412
                                                                =========    =========

     Diluted earnings per share
         As reported                                            $   (0.06)   $    0.07
         Effect of SFAS 123(R)                                       0.01         0.01
                                                                ---------    ---------
     Net earnings per share before the effects of SFAS 123(R)   $   (0.05)   $    0.08
                                                                =========    =========


                                       18

     The following table presents, for the periods indicated, the approximate percentage of total revenues and operating income or loss attributable to our reporting segments:

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   --------------------       -----------------
                                    2006          2005         2006       2005
                                   ------        ------       ------     ------
        Revenue:
                Engineering         92.9%         94.4%        93.2%      93.1%
                Systems              7.1%          5.6%         6.8%       6.9%

        Operating income (loss):
                Engineering        166.3%        105.6%       103.5%     104.4%
                Systems            (66.3)%        (5.6)%       (3.5)%     (4.4)%


     The Company's revenue is composed of engineering, construction and procurement service revenue and revenue from our manufactured systems sales. We recognize service revenue as soon as the services are performed. The majority of our engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's systems sales are earned on fixed-price contracts. However, our engineering segment recognized approximately $12.4 million and $27.2 million in fixed-price revenue in the three and nine month periods ended September 30, 2006, compared to approximately $3.3 million and $6.3 million of similar revenues in each of the same periods in 2005.

     Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

     In the course of providing our complement of services, we routinely provide engineering, materials, and equipment and may provide construction services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which, in total, are at margins much lower than those of our core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services and purchase of materials can change significantly from project to project; therefore, changes in revenue may not be indicative of business trends.

     For analytical purposes only, we segregate from our total revenue the revenues derived from material assets or companies acquired during the first 12 months following their respective dates of acquisition and we refer to such revenue as "Acquisition" revenue. We also segregate gross profits and SG&A expenses derived from material assets or company acquisitions on the same basis as we segregate revenues. We elected not to segregated the revenue, gross profit and SG&A expenses resulting from acquired assets of ATI primarily because almost immediate following the close of that transaction those assets and the ATI staff were fully integrated into the ESI's facility and operation. We analyze, for internal purposes only, the percentage of our revenue that comes from staffing services versus the percentage that comes from engineering services, as engineering services have a higher margin than field or staffing services.

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

     The Company's acquisition strategy is focused on developing breadth and depth of expertise within the organization by continuing to search for candidates that fit into one of two profiles. First, the Company considers acquisition candidates with revenues at or over the $10 million that would provide new service capabilities for its clients. Second, the Company considers acquisition candidates of various sized operations that have capabilities similar to those it currently provides in order to assist the Company in gaining a larger position in a given market segment or geographic location.

Industry Overview:

     Downstream

     Many ENGlobal offices have benefited from the strong market for refining related projects. We expect significant capital projects to be generated by refinery operations over the next several years and we will continue to research other markets that value our services. Overall, projects in the U.S. for expanding refining capacity and for utilization of heavy sour crude as feed-stocks are trending upward, while projects actively related to environmental mandates have peaked and are trending downward. As stated in our 2003 annual letter to stockholders, the global demand for oil products has tightened the supply of both crude oil as well as refinery products. With this current demand, we believe each of ENGlobal's business segments are well positioned within the industry if refinery capacity in the U.S. and the overseas markets continues to rise.

     The petrochemical industry has recently been a good source of projects for ENGlobal. In the last two years, we have seen an increase in petrochemical capital spending after an extended period of relative inactivity. The petrochemical industry along the Gulf Coast, has for the most part recovered from the aftermath of the hurricanes, with construction contractors and material suppliers being the primary beneficiary of the recovery effort. Our major workload in the petrochemical area continues to be smaller capital and maintenance projects for U.S. plants.

     Midstream

     Capital spending for major pipeline projects is projected to be robust, after several years of lower activity that resulted in part from pipeline operators' diversion of their capital budgets to mandated integrity projects. New pipeline projects are being planned to transport natural gas from several new LNG plants; for new crude deliveries from Canada to facilitate new refinery and petrochemical plants; and for fuel supplies to new co-generation and power plants. In addition, large pipeline capital projects are currently being planned to deliver natural gas away from the Rocky Mountain region, and also to deliver refined products to various locations, but primarily to the Midwest and Northeast U.S. Pipeline projects tend to require less engineering man hours as the scope of engineering work is typically smaller than for similarly sized downstream projects. ENGlobal is positioned to participate in pipeline related land regulatory services through its 2006 acquisition of WRC, and in inspection services through its 2004 acquisition of Cleveland Inspection

     Upstream

     We do not have a significant market presence in the upstream sector. Currently, our only revenues in the upstream markets come from projects for remote instrument building and gas processing facilities. However, the Company will consider acquisition targets in this area to increase the suite of capabilities already offered to our clients.

     Alternative Fuels

     High prices for energy related commodities, as well as governmental initiatives and incentives, have created increasing demand for sources of alternative energy. Alternative energy sources currently supply approximately 6% of U.S. energy demand, with approximately 47% of the alternative sources coming from biomass processes such as ethanol. It is expected that the number and scope of ENGlobal's alternative energy related projects will increase along with an expanding market, and that the Company's participation will primarily be in biomass related processes.

Revenue:

     Revenue increased $23.2 million, or 39.2%, to $82.5 million for the three months ended September 30, 2006 from $59.3 million for the comparable prior year period, with approximately $20.7 million of the increase coming from our engineering segment and $2.5 million attributable to our systems segment.

     Revenue increased $60.9 million, or 37.3%, to $224.2 million for the nine months ended September 30, 2006 from $163.3 million for the comparable prior year period with approximately $56.9 million of the increase coming from our engineering segment and $4.0 million attributable to our systems segment.

Gross Profit:

     Gross profit decreased $3.3 million, or 42.0%, to $4.5 million for the three months ended September 30, 2006 from $7.8 million for the comparable prior year period. As a percentage of revenue, gross profit decreased 7.7% from 13.2% for the three months ended September 30, 2005 to 5.5% for the three months ended September 30, 2006. Of the overall $3.3 million decrease in gross profit, approximately $3.1 million was due to the increase in revenue and approximately $6.4 million was due to increased costs. The primary reason for increased costs and the decrease in gross profit during the period relates to approximately $6.6 million from productivity delays and cost overruns on two fixed price EPC projects in the Company's engineering segment.

     Gross profit increased $2.7 million, or 12.9%, to $23.5 million for the nine months ended September 30, 2006 from $20.8 million for the comparable prior year period. As a percentage of revenue, gross profit decreased 2.2% from 12.7% for the nine months ended September 30, 2005 to 10.5% for the quarter ended September 30, 2006. Of the overall $2.7 million increase in gross profit, approximately $7.8 million was due to the increase in revenue and approximately $5.1 million was due to increased costs. Again, the primary reason for increased costs and the decrease in gross profit during the period relates to approximately $6.6 million from productivity delays and cost overruns on two fixed price EPC projects in the Company's engineering segment.

     At September 30, 2006, we had outstanding unapproved change orders/claims of approximately $2.4 million, net of reserves of $1.2 million associated with ongoing projects. If in the future we determine collection of these unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made.

Selling, General, and Administrative:

     As a percentage of revenue, total SG&A expense decreased 0.4% to 8.2% for the three months ended September 30, 2006 from 8.6% for the comparable period in 2005. Total expense for SG&A increased $1.7 million, or 34.1%, to $6.8 million for the three months ended September 30, 2006 from $5.1 million for the comparable prior year period.

     As a percentage of revenue, Operating SG&A expense increased 0.6%, from 4.4% to 5.0% and 0.8% from 4.4% to 5.2% for the three and nine month periods, respectively, ended September 30, 2006 and the comparable 2005 periods. Operating SG&A increased approximately $1.5 million, from $2.6 million to $4.1 million, and $4.6 million, from $7.1 million to $11.7 million for the three and nine month periods ended September 30, 2006 against results for the comparable prior year periods of 2005. The variances in Operating SG&A expense are discussed in further detail under segment results.

     As a percentage of revenue, Corporate SG&A expense decreased 1.0% to 3.2% for the three months ended September 30, 2006 from 4.2% for the comparable prior year period. Corporate SG&A expense increased approximately $200,000, or 8.0%, to $2.7 million for the three months ended September 30, 2006 from $2.5 million for the comparable prior year period. The major areas impacting the quarter over quarter increase in Corporate SG&A expense were the general investment in support of both our current and long-term growth plans, plus the addition of stock-based compensation expense offset by lower executive and key manager incentive plan expense with each contributing $724,000, $176,000 and ($700,000), respectively. During the three months ended September 30, 2006, we invested approximately $245,000 towards business development related activities; $131,000 toward investor relations; $107,000 to our continuing upgrade in the area of information technology; $68,000 toward ongoing efforts to standardize and improve our project controls systems and procedures plus approximately $173,000 divided between the areas of accounting, executive, human resources and safety.

     As a percentage of revenue, total SG&A expense increased 0.4% to 8.9% for the nine months ended September 30, 2006 from 8.5% for the comparable period in 2005. Total expense for SG&A increased $6.3 million, or 45.4%, to $20.1 million for the nine months ended September 30, 2006 from $13.8 million for the comparable prior year period.

     As a percentage of revenue, Corporate SG&A expense decreased 0.4% to 3.7% for the nine months ended September 30, 2006 from 4.1% for the comparable prior year period. Corporate SG&A expense increased approximately $1.7 million, or 25.4%, to $8.4 million for the nine months ended September 30, 2006 from $6.7 million for the comparable prior year period. The major areas impacting the year over year increase in Corporate SG&A expense were the general investment in support of both our current and long-term growth plans, plus the addition of stock-based compensation expense offset by lower executive and key manager incentive plan expense with each contributing $2,307,000, $393,000 and ($1,000,000), respectively. During the nine months ended September 30, 2006, we invested approximately $1,044,000 towards business development related activities; $331,000 to our continuing upgrade in the area of information technology; $219,000 toward ongoing efforts to standardize and improve our project controls systems and procedures; $170,000 toward investor relations and governance plus approximately $543,000 in the areas of accounting, executive, human resources and safety.

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

     For analytical purposes, if we adjusted total revenue by excluding these subcontractor services and all other non-labor revenue, Corporate SG&A as a percentage of this adjusted revenue would have actually shown a decrease of 2.3% for the three months ended September 30, 2006 and a decrease of 1.2% for the nine months ended September 30, 2006 when compared to similar periods in 2005.

Operating Income:

     Operating income decreased approximately $5.0 million, or 181.6%, to $(2.3) million for the three months ended September 30, 2006 from $2.8 million compared to the same period in 2005. As a percentage of revenue, operating income decreased 7.4% to (2.7%) for the three months ended September 30, 2006 from 4.7% for the comparable prior year period.

     Operating income decreased approximately $3.6 million, or 51.1%, to $3.4 million for the nine months ended September 30, 2006 from $7.0 million compared to the same period in 2005. As a percentage of revenue, operating income decreased 2.8% to 1.5% for the nine months ended September 30, 2006 from 4.3% for the comparable prior year period.

Other Income (Expense):

     Other expense increased $198,000, to $391,000 for the three month period ended September 30, 2006 from $193,000 for the comparable prior year period primarily due to an increase in interest on our debt facility. Other expense decreased $167,000, to $397,000 for the nine month period ended September 30, 2006 from $564,000 for the comparable prior year period, primarily due to receipt of a partnership distribution of $350,000 from PEI, plus additional proceeds related to insurance claims for building damages from Hurricane Rita in September 2005 as discussed above.

Tax Provision:

     Income tax expense decreased $2.1 million, or 213.0%, to ($1.1) million for the three months ended September 30, 2006 from $1.0 million for the comparable prior year period as a result of losses on two fixed-price contracts.

     Income tax expense decreased $1.4 million, or 56.6%, to $1.0 million for the nine months ended September 30, 2006 from $2.4 million for the comparable prior year period.

     The estimated effective tax rate was 40.7% and 34.2% for the three and nine-month periods ended September 30, 2006, respectively, compared to 37% for both comparable prior year periods. The change in the effective tax rate is affected by the deferred tax benefit arising from recognition of stock-based compensation on non-qualified options vesting each quarter.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences. Estimates at September 30, 2006 include the effect of non-recurring differences in tax estimates from the 2005 year-end and are based on results of the 2005 year end, and are adjusted for estimates of non-recurring differences from the prior year.

Net Income:

     Net income for the three months ended September 30, 2006 decreased $3.2 million, or 200.0%, to $(1.6) million from $1.6 million for the comparable prior year period. As a percentage of revenue, net income decreased to (1.9)% for the three month period ended September 30, 2006 from 2.7% for the period ended September 30, 2005.

     Net income for the nine months ended September 30, 2006 decreased $2.1 million, or 51.2%, to $2.0 million from $4.1 million for the comparable prior year period. As a percentage of revenue, net income decreased to 0.9% for the nine month period ended September 30, 2006 from 2.5% for the period ended September 30, 2005.


Segment Results
---------------

                                   Engineering

     The following table illustrates the composition of our engineering segment revenue and operating expense mix quarter over quarter for the three and nine-month periods ended September 30, 2006 and 2005, and provides a comparison of the changes in revenue and operating expense and trends period over period:

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,
                                             -------------------------------------   -------------------------------------
                                                    2006                2005                2006                2005
                                             -----------------   -----------------   -----------------   -----------------
                                                                           (dollars in thousands)
                                             -----------------------------------------------------------------------------
     Revenue:
        Engineering                          $ 69,311    90.5%   $ 50,866    91.0%   $198,984    95.2%   $140,876    92.6%
        Acquisition                             7,306     9.5%      5,057     9.0%      9,971     4.8%     11,235     7.4%
                                             --------            --------            --------            --------
            Total revenue                    $ 76,617   100.0%   $ 55,923   100.0%   $208,955   100.0%   $152,111   100.0%
                                             ========            ========            ========            ========
     Gross profit:
        Engineering                          $  3,456     5.0%   $  7,157    14.1%   $ 21,035    10.6%   $ 18,907    13.4%
        Acquisition                               970    13.3%        478     9.5%      1,377    13.8%      1,059     9.4%
                                             --------            --------            --------            --------
            Total gross profit                  4,426     5.8%      7,635    13.7%     22,412    10.7%     19,966    13.1%
                                             --------            --------            --------            --------

     Operating SG&A expense:
        Engineering                             3,203     4.6%      1,814     3.6%      9,436     4.7%      4,859     3.4%
        Acquisition                               518     7.1%        273     5.4%        784     7.9%        767     6.8%
                                             --------            --------            --------            --------
            Total SG&A expense                  3,721     4.9%      2,087     3.8%     10,220     4.9%      5,626     3.7%
                                             --------            --------            --------            --------

     Operating income:
        Engineering                               253     0.4%      5,343    10.5%     11,599     6.1%     14,048    10.0%
        Acquisition                               452     6.2%        205     4.1%        593     6.0%        292     2.6%
                                             --------            --------            --------            --------
            Total operating income           $    705     0.9%   $  5,548    10.0%   $ 12,192     5.8%   $ 14,340     9.4%
                                             --------            --------            --------            --------

Overview:

     Summary of financial results during the three and nine-month periods ended
     September 30, 2006 compared to the three and nine month periods ended
     September 30, 2005

          Revenue up 36.7% quarter-over-quarter and 37.4% year-over-year
          Gross profit down 42.0% quarter-over-quarter and up 12.3%
            year-over-year
          Operating SG&A as a percent of revenue up 1.5% quarter-over-quarter and 1.4% year-over-year
          Operating income down 87.3% for quarter-over-quarter and 15.0% year-over-year

     The primary reason for the decline in the overall financial results during the most recent quarter can be attributed to approximately $6.6 million in losses on two fixed price EPC projects as a result of material escalation and productivity delays.

     Our engineering segment continues to benefit from a large project load generated primarily by its downstream clients and to a lesser extent by its midstream clients. The industry's refining segment continues to be very active supplying a large percentage of our backlog. ENGlobal is benefiting from the renewed interest of its chemical/petrochemical clients in maintenance and retrofit projects as product margins in this marketplace improve. The Company is also benefiting from increased activity for pipeline related and alternative energy projects.


     Beginning January 1, 2006, we re-assigned all advanced automation and integrated controls projects previously reported under the systems segment to the newly created EAG within the engineering segment. Results presented for the first quarter of 2005 have been reclassified to reflect this re-assignment.

     In the results presented for the three and nine months ended September 30, 2006, "Acquisition" totals include the results of operations of WRC.
     Acquisition totals for the three and nine months ended September 30, 2005 include results of operations related to assets acquired from Cleveland and Amtech.

Revenue:

     Revenue in our engineering segment increased $20.6 million, or 36.7%, to $76.6 million for the three months ended September 30, 2006 from $56.0 million for the comparable prior year period.

     Revenue increased $56.9 million, or 37.4%, to $209.0 million for the nine months ended September 30, 2006 from $152.1 million for the comparable prior year period.

     The following table illustrates the composition of our revenue mix quarter over quarter for the three and nine-month periods ended September 30, 2006 and 2005, and provide a comparison of the changes in revenue and revenue trends period over period:

                                            Three Months Ended September 30,
                                  ----------------------------------------------------
                                  2006   % rev     2005    % rev   $ change   % change
                                  ----   -----     ----    -----   --------   --------
                                                (dollars in millions)
     Detail-design                $33.9    44%    $21.6     39%     $ 12.3       57 %
     Field services                29.0    38%     14.3     26%       14.7      103 %
     Procurement & construction     1.3     2%     16.7     30%      (15.4)     (92)%
     Design-build fixed price      12.4    16%      3.3      5%        9.1      276 %
                                  -----           -----             ------
                                  $76.6   100%    $55.9    100%     $ 20.7
                                  =====           =====             ======


                                               Nine Months Ended September 30,
                                  -------------------------------------------------------
                                   2006     % rev    2005     % rev  $ change    % change
                                   ----     -----    ----     -----  --------    --------
                                                    (dollars in millions)
     Detail-design                $ 89.9     43%    $ 67.3     44%   $  22.6        34 %
     Field services                 73.7     35%      39.8     26%      33.9        85 %
     Procurement & construction     18.2      9%      38.7     26%     (20.5)      (53)%
     Design-build fixed price       27.2     13%       6.3      4%      20.9       332 %
                                  ------            ------           -------
                                  $209.0    100%    $152.1    100%   $  56.9
                                  ======            ======           =======

     The largest increase in revenue came from our core detail-design and field services, which also includes inspection and land services, activity which increased $27.0 million, or 75%, to $62.9 million for the third quarter of 2006 from $35.9 million for the comparable period in 2005 and on a combined basis accounted for approximately 82% and 78% of engineering's total revenue mix for the three and nine month periods ended September 30, 2006, respectively. Design-build revenue increased $9.1 million, or 276%, from $3.3 million for the three month period ended September 30, 2005 to $12.4 million for the same period in 2006 and accounted for approximately 16% of engineering's total revenue during the three month period. Design-build revenue increased $20.9 million, or 332%, from $6.3 million to $27.2 million for the nine month period ended September 30, 2006 compared to the comparable prior year period and during the current nine month period accounted for approximately 11% of engineering's total revenue. Revenue from non-labor procurement and construction activity decreased $15.4 million from $16.7 million during the three months ended September 30, 2005 to $1.3 million for the third quarter of 2006 and was down $20.5 million from $38.7 million during the nine months ended September 30, 2005 to $18.2 million for the comparable period in 2006. Due to projects requiring procurement or construction support being completed, or nearing completion, procurement and construction revenue has decreased as a percentage of total engineering revenue from 30% to 2% and 26% to 9% for the comparable three and nine month periods ended September 30, 2005 and September 30, 2006.

     Individually, our field services revenue was the most significant contributor to our overall $20.7 million revenue increase for the three months ended September 30, 2006 adding $14.7 million and increasing its share of our overall revenue from 26% for the three months ended September 30, 2005 to 38% for the third quarter of 2006. Field services revenue was also a major growth area during the nine month period ended September 30, 2006 increasing $33.9 million to $73.7 million, or 85%, from $39.8 million for the comparable period in 2005 and grew as a percentage of engineering's total revenue from 26% during the nine month period ended September 30, 2005 to 35% for the same period during 2006. Field services revenue includes $7.3 million and $10.0 million related to the acquisition of WRC for the three and nine month periods ended September 30, 2006, respectively. Although management anticipates positive trends for all labor-based revenue, we expect the growth trend in both detail-design and design-build projects to continue to bring opportunities from both current and new clients.

Gross Profit:

     Gross profit decreased $3.2 million, or 42.0%, to $4.4 million for the three months ended September 30, 2006 from $7.9 million for the comparable period in 2005, and, as a percentage of revenue, decreased by 7.4% from 13.7% to 5.8% for the three month periods ended September 30, 2005 and 2006, respectively. Of the overall $3.2 million decrease in gross profit, approximately $2.8 million was attributable to the $20.7 million increase in total revenue offset by approximately $6.0 million in higher costs. The primary reason for increased costs and the decrease in gross profit during the period relates to approximately $6.6 million from productivity delays and cost overruns on two fixed price EPC projects. Excluding approximately $6.6 million of charges related to the two fixed price EPC projects and on a proforma basis, our engineering segment's gross profit for the three months ended September 30, 2006 would have been approximately $11.0 million, or approximately 14.3% as a percentage of revenue. Overall, total losses related to fixed price projects were approximately $6.7 million during the quarter.

     Gross profit increased $2.4 million, or 12.3%, to $22.4 million for the nine months ended September 30, 2006 from $20.0 million for the comparable period in 2005, and, as a percentage of revenue, decreased by 2.5% from 13.2% to 10.7% for the nine month periods ended September 30, 2005 and 2006, respectively. Of the overall $2.4 million increase in gross profit, approximately $7.5 million was attributable to the $56.9 million increase in total revenue offset by approximately $5.1 million in higher costs. The primary reason for increased costs and the decrease in gross profit during the period relates to approximately $6.6 million from productivity delays and cost overruns on two fixed price EPC projects. Excluding approximately $6.6 million of charges related to the two fixed price EPC projects and on a proforma basis, our engineering segment's gross profit for the nine months ended September 30, 2006 would have been approximately $29.0 million, or approximately 13.9% as a percentage of revenue. Overall, total losses related to fixed price projects were approximately $7.1 million during the nine months ended September 30, 2006.

     At September 30, 2006 we had outstanding unapproved change orders/claims of approximately $2.4 million, net of reserves of $1.2 million associated with ongoing projects. If in the future, we determine collection of these unapproved change orders/claims is not probable, it would result in a charge of $1.2 million to earnings in the period such determination is made.

Selling, General, and Administrative:

     As a percentage of revenue, SG&A expense increased to 4.9% for the three month period ended September 30, 2006 from 3.8% for the three month period ended September 30, 2005. SG&A expense increased approximately $1.6 million, or 78.3%, to $3.7 million for the three months ended September 30, 2006 from $2.1 million for the comparable prior year period. The increase in SG&A expense includes costs of $322,000 attributable to the support of expanded facilities to meet both current and projected growth requirements; $463,000 related to new costs related to the start-up of EAG; $518,000 related to new costs associated to the acquisition of WRC; $128,000 in stock-compensation expense and $169,000 in other additional costs.

     As a percentage of revenue, SG&A expense increased to 4.9% for the nine month period ended September 30, 2006 from 3.7% for the nine month period ended September 30, 2005. SG&A expense increased approximately $4.6 million, or 81.7%, to $10.2 million for the nine months ended September 30, 2006 from $5.6 million for the comparable prior year period. The increase in SG&A expenses included $1,264,000 attributable to the support of expanded facilities to meet both current and projected growth requirements; $762,000 in salaries and benefits; $1,157,000 in new costs related to the start-up of EAG; $784,000 in new costs related to the acquisition of WRC; $270,000 in stock-compensation expense and $363,000 in additional costs.

Operating Income:

     Operating income decreased $4.8 million, or 87.3%, to $0.7 million for the three months ended September 30, 2006 from $5.5 million for the comparable prior year period. As a percentage of revenue, operating income decreased to 0.9% for the three months ended September 30, 2006 from 10.0% for the comparable prior year period. Excluding approximately $6.6 million of losses related to the two fixed price EPC projects and on a proforma basis, our engineering segment's operating income for the three months ended September 30, 2006 would have been approximately $7.3 million, or approximately 9.5% as a percentage of revenue.

     Operating income decreased $2.1 million, or 15.0%, to $12.2 million for the nine months ended September 30, 2006 from $14.3 million for the comparable prior year period. As a percentage of revenue, operating income decreased to 5.8% for the nine months ended September 30, 2006 from 9.4% for the comparable prior year period. Excluding approximately $6.6 million of losses related to the two fixed price EPC projects and on a proforma basis, our engineering segment's operating income for the nine months ended September 30, 2006 would have been approximately $18.8 million, or approximately 9.0% as a percentage of revenue.


                                     Systems

     The following table illustrates the composition of our systems revenue and operating expense mix quarter over quarter for the three and nine-month periods ended September 30, 2006 and 2005, and provides a comparison of the changes in revenue and operating expense and trends period over period:

                                        Three Months Ended                         Nine Months Ended
                                          September 30,                              September 30,
                              --------------------------------------    --------------------------------------
                                     2006                 2005                2006                 2005
                              ------------------    ----------------    ----------------    ------------------
                                                            (dollars in thousands)
                              --------------------------------------------------------------------------------
     Revenue:                 $ 5,887      100 %    $ 3,343    100 %    $15,241    100 %    $ 11,203     100 %
                              =======               =======             =======             ========

     Gross profit:            $   123      2.1 %    $   203    6.1 %    $ 1,087    7.1 %    $    850     7.6 %
                              -------               -------             -------             --------

     Operating SG&A expense:      404      6.9 %        496   14.9 %      1,496    9.9 %       1,458    13.1 %
                              -------               -------             -------             --------

     Operating loss:             (281)    (4.8)%       (293)  (8.8)%       (409)  (2.7)%        (608)   (5.5)%
                              =======               =======             =======             ========

Overview:

     Summary of financial results during the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005

          Revenue up 76% quarter-over-quarter and up 36% year-over-year
          Gross profit down 39% quarter-over-quarter but up 28% year-over-year Operating SG&A as a percent of revenue down 8.0% quarter-over-quarter and down 3.2% year-over-year
          Operating loss down 4.1% quarter-over-quarter and down 32.8% year-over-year

     The primary reason for the operating loss in our systems segment's overall financial results during the most recent quarter can be primarily attributed to losses in our engineered systems division on projects related to larger remote instrument enclosures.

Revenue:

     Revenue increased approximately $2.5 million, or 78.8%, to $5.9 million for the three month period ended September 30, 2006 from $3.3 million for the comparable prior year period and increased approximately $4.0 million, or 35.8%, to $15.2 million for the nine month period ended September 30, 2006 from $11.2 million for the comparable prior year period.

     The increases in revenue for both the three and nine month periods ended September 30, 2006 were primarily the result of growth in our process analyzer systems fabrication as a result of our acquisition of certain assets of ATI during the first quarter of this year. The Analytical Division's revenues total $4.4 million and $9.0 million, respectively, for the three and nine month periods ended September 30, 2006. Approximately $18.4 million in project awards directly related to the ATI acquisition has been received during the current year, and is scheduled to be completed by the first half of 2007. The majority of the analyzer awards are for international projects.

     Revenues from our Engineered Systems Division have decreased approximately $2.3 million, or 65.8%, to $1.2 million for the three month period ended September 30, 2006 from $3.5 million for the comparable prior year period and decreased approximately $5.1 million, or 45.2%, to $6.2 million for the nine month period ended September 30, 2006 from $11.3 million for the comparable prior year period. The decline in Engineered Systems Division revenues is a result of decreased demand and increased competition for Remote Instrument Enclosures in the first nine months of 2006. While there are a number of large projects in the market, which will require Engineered Systems Division products, most of these projects are still in the early development phases.

Gross profit:

     Gross profit decreased approximately $80,000, or 39.4%, to $123,000 for the three months ended September 30, 2006 from $203,000 for the comparable prior year period and, as a percentage of revenue, gross profit decreased to 2.1% from 6.1% for the respective periods. The primary reason for lower profits recorded during the quarter related to losses of approximately $266,000 on seven projects.

     Three projects in the Engineered Systems Division accounted for losses of approximately $95,000 primarily as the result of serve delivery extensions on major construction components and services from third party suppliers.

     Lower margins were also recorded in the Analytical Division due to an incentive plan accrual of approximately $112,000 of which approximately $87,000 applied to the most recent quarter. Additional accruals for the incentive plan will continue in future quarters when plan benchmarks are achieved. Three projects in the Analytical Division also experienced losses of approximately $135,000. Errors in engineering design and procurement were the primary reasons for the reversals. The ATI acquisition significantly strengthened the engineering design capabilities of the systems segment which we believe will eliminate similar errors in the future.

     One of the projects in the Heat Tracing Division experienced a profit loss of approximately $36,000.

     For the nine month period ended September 30, 2006, gross profit increased approximately $250,000, or 29.5%, to $1.1 million for the nine months ended September 30, 2006 from $850,000 for the comparable prior year period and, as a percentage of revenue, gross profit decreased to 7.1% from 7.6% for the respective periods. The increased gross profit for nine month period ended September 30, 2006 was primarily the result of increasing profits in the Analytical Division offsetting declining profits in the Engineered Systems Division.

Selling, General, and Administrative:

     SG&A expense decreased approximately $92,000, or 18.5%, to $404,000 for the three months ended September 30, 2006 from $496,000 for the same period in 2005 and, as a percentage of revenue, SG&A expense decreased to 6.9% from 14.9% for the respective periods. The decrease in costs during the most recent quarter is primarily attributable to a net reduction in compensation costs and expenses associated with the July I, 2006 transfer of the marketing department to our corporate business development group with ENGlobal Corporate Services, offset by the increase in costs associated with management and associated expenses from the ATI acquisition which was completed in the first quarter of the year.

     SG&A expense increased approximately $38,000, or 2.6%, to $1,496,000 for the nine months ended September 30, 2006 from $1,458,000 for the same period in 2005 but, as a percentage of revenue, SG&A expense decreased to 9.9% from 13.1% for the respective periods. The increase in costs during the most recent nine month period is attributable to increases in facilities expense of $102,000, which primarily occurred during the first six months of the year, plus additional depreciation and amortization expense of approximately $16,000 and other costs of approximately $12,000 offset by costs primarily attributable to a net reduction in compensation costs and expenses associated with the transfer of the marketing department to our corporate business development group and the increase in costs associated with management and associated expenses from the ATI acquisition completed in the first quarter of the year.

Operating Income:

     The systems segment recorded an operating loss of $281,000 for the three months ended September 30, 2006 compared to an operating loss of $293,000 for the three month period ended September 30, 2005. An operating loss of $409,000 was recorded for the nine months ended September 30, 2006 compared to an operating loss of $608,000 for the nine month period ended September 30, 2005.

     Our investment in the internal heat tracing initiative resulted in an operating loss of $25,000 for the three months ended September 30, 2006 and has recorded operating losses of $140,000 for the nine month period ended September 30, 2005. The heat tracing initiative was discontinued at the end of the third quarter and should not have any material impact on operating income in future periods.

Liquidity and Capital Resources
-------------------------------

     Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit, which is currently in effect with Comerica Bank (the "Comerica Credit Facility"). Terms of an amendment, effective as of July 27, 2006, modified the Comerica Credit Facility to extend the maturity date to July 26, 2009 and enlarged the revolving credit note from $22 million to a limit of $30 million. As of September 30, 2006, we had working capital of $35.8 million. Long-term debt, net of current portion, was $22.8 million as of September 30, 2006, including $19.7 million outstanding under the Comerica Credit Facility.

     The Comerica Credit Facility is senior to all other debt, and the $30 million line of credit continues to be subject to borrowing base restrictions. The Comerica Credit Facility is collateralized by substantially all of the assets of the Company. The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total line of credit to accounts and unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, and the Company must comply with an annual limitation on capital expenditures. The Company is currently in compliance with all loan covenants, although no assurances can be given regarding future compliance. All standby letters of credit previously issued to a refining client covering contractual obligations funded by the client for progress payments made to equipment manufacturers for major project items matured on August 31, 2006. We are not currently subject to any other guarantees, repurchase obligations or commitments and have no off-balance sheet arrangements.

     As of September 30, 2006, management believes the Company's availability of cash is sufficient to meet its working capital requirements for the next 12 months. Any future decrease in demand for our services or products would reduce the availability of funds through operations.

Cash Flow
---------

     We believe that we have sufficient available cash required for operations for the next 12 months. However, cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected or are not collected in a timely manner, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, if the Company was to lose one or more of its major customers, if the Company experiences further costs overruns on fixed price contract, or if we not able to meet the covenants of the Comerica Credit Facility. If any such event occurs, we would be forced to consider alternative financing options.

     Operating activities:

     During the first nine months of 2006, our operations used $6.8 million of cash flows compared with net cash provided of $4.4 million in the same period in 2005. The change was primarily a result of contract losses during the three month period ending September 30, 2006, continued timing differences between payments for labor services, billing our clients for those services and then collecting our accounts, and in addition to $134,000 of benefits of tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R). Although our average for accounts receivable days outstanding increased to 60 days for the nine month period ended September 30, 2006 from 51 days for the comparable period in 2005 the current year trend has improved from 64 days at the end of the three month period ended March 31, 2006 and from 63 days at the end of the six month period ended June 30, 2006. Our average for accounts receivable days outstanding was 59 days for the year ended December 31, 2005. The primary factors impacting the increase in our need for cash and the year-over-year increase in average accounts receivable days outstanding were:

          1) a past due account balance of approximately $3.7 million as of September 30, 2006 related to delays in receipts for services on the start-up of a major alliance agreement that began during the second quarter of this year;

          2) an increase in retention receivables from approximately $1 million to $2.1 million as of September 30, 2005 and 2006 respectively; and

          3) an increase in costs and estimated earnings-in-excess of billings from approximately $4.1 million to $9.6 million as of September 30, 2005 and 2006, respectively.

     Although the above factors are all within rights and restrictions of contractual terms and conditions within client contracts, we are taking measures to remediate each of these factors and at this time do not expect their impact to continue beyond the fourth quarter of the year. We have been able to lower our accounts receivable days outstanding primarily through an expanded focus on collections of past due accounts.

     Investing activities:

     Net cash used in investing activities was $8.3 million for the nine-month period ended September 30, 2006, compared to net cash used of $1.4 million in the same period in 2005. Approximately $6.0 million in net cash has been used during the first nine months of 2006 for acquisitions, and we incurred approximately $2.8 million in capital and construction in progress expenditures during that same period. During September, the Company acquired approximately 1.2 acres of land with proceeds to be received from the final payment on an insurance claim for damages to our Beaumont facility. We are developing plans to rebuild a new facility and parking complex covering both the old and newly acquired property.

     Annual capital expenditures are limited to $3.25 million under the Comerica Credit Facility and, at this time, we do not see our capital needs exceeding that limit. Cash provided by investing activities included approximately $559,000, primarily from partnership distributions, insurance proceeds and sales of assets.

     We continue to evaluate and selectively seek opportunities to expand our business through acquisitions of complementary businesses. Completing an acquisition will involve the use of cash or may require debt or equity financing.

     Financing activities:

     Net cash flows provided from financing activities was $16.3 million for the nine-month period ended September 30, 2006, compared with net cash used of $78,000 in the same period in 2005. Approximately $15.9 million in proceeds came from net borrowings and repayments on our line-of-credit while $1.1 million resulted from the issuance of common stock, primarily from the exercise of stock options and $700,000 was used for repayment of long-term debt.

     As of September 30, 2006, the Company had increased the amount outstanding on the Comerica Credit Facility by $15.9 million since the beginning of the year compared to a decrease of $13.5 million in the outstanding line of credit for the same period in 2005. It should be noted that on September 29, 2005, the Company entered into and closed on a definitive agreement to issue and sell 2,000,000 shares of Common Stock in a private placement with the $14,000,000 in gross proceeds used to pay all of the Company's then existing line-of-credit debt.

Asset Management
----------------

     Our cash flow from operations has been affected primarily by the timing of collection of trade accounts receivable. We typically sell our products and services on short-term credit terms and seek to minimize credit risk by performing credit checks and conducting our own collection efforts. As of September 30, 2006 and December 31, 2005 we had net trade accounts receivable of $55.0 million and $46.2 million, respectively.

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

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of September 30, 2006, $19.7 million had been borrowed under the Credit Facility, $7.0 million and $12.7 million accruing interest at 6.83% and 8.25% per year respectively, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of September 30, 2006 would be 82.5 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $163,000, assuming the amount of debt outstanding remains constant.

     In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our Canadian subsidiary from the Canadian dollar to the U.S. dollar. We follow the provisions of SFAS No. 52 - "Foreign Currency Translation" in preparing our consolidated financial statements. Currently, we do not, nor do we expect to engage in foreign currency hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

   Disclosure Controls and Procedures
   ----------------------------------

     As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     As previously reported, ENGlobal became an "accelerated filer" effective as of December 31, 2006 because the aggregate market value of ENGlobal's common stock held by non-affiliates of ENGlobal as of June 30, 2006 was greater than $75.0 million. ENGlobal is now required to comply with the rules regarding management's report on internal control over financial reporting for fiscal 2006.

     ENGlobal continues to make concerted efforts to prepare itself to be able to comply with such requirements. If we fail to timely complete our evaluation and testing in order to allow for the assessment by our management, or if our independent registered public accounting firm cannot timely attest to our management's assessment, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could harm our business and our stock price. Further, if our independent registered public accounting firm are not satisfied with our internal controls over financial reporting or with the level at which they are documented, designed, operated or reviewed, it may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and a decline in our stock price.

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

     In addition, ENGlobal acquired WRC on May 26, 2006. WRC utilizes separate information and accounting systems and processes. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include WRC. However, management anticipates excluding WRC from the 2006 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission. Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the acquired WRC business within 18 months of the date of the acquisition. In the meantime, WRC's accounting and information systems are currently being converted to the same platform as the rest of ENGlobal.

     Other than the effects of our acquisition of WRC, there were no changes in our internal controls over financial reporting during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Third Quarter 2006

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act for 2002 for the Third Quarter 2006

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal CORPORATION

Dated:   ________

                                      By: /s/ Robert W. Raiford
                                          -------------------------
                                          Robert W. Raiford
                                          Chief Financial Officer and Treasurer