Form 10-K
period 2006-12-31
ENGLOBAL CORP
filed 2007-03-16
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission File No. 001-14217

                              ENGlobal Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                        88-0322261
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S Employer Identification No.)
incorporation or organization)

654 North Sam Houston Parkway East, Suite 400               77060-5914
---------------------------------------------               ----------
  (Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (281) 878-1000
       ------------------------------------------------------------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:


Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, $0.001 par value                  American Stock Exchange


      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
                                                            Yes         No   X
                                                                ---        -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act

                                                            Yes         No   X
                                                                ---        -----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X     No
                                                                 ---       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                            Yes   X     No
                                                                 ---       -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
                                                               Non-accelerated
 Large accelerated filer         Accelerated filer  X               filer
                        -----                     ----              -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                                            Yes         No   X
                                                                ---        -----

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2006 was $126,159,307 (based upon the closing price for shares of common stock as reported by the American Stock Exchange on that date).

The number of shares outstanding of the registrant's common stock on March 15, 2007 is as follows:

    $0.001 Par Value Common Stock                        26,829,090 shares


DOCUMENTS INCORPORATED BY REFERENCE
Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007.

                              ENGlobal Corporation
                         2006 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS



                                     PART I
                                     ------
                                                                        PAGE
                                                                        ----
ITEM 1.         BUSINESS                                                 5

ITEM 1A.        RISK FACTORS                                             16

ITEM 1B.        UNRESOLVED STAFF COMMENTS                                20

ITEM 2.         PROPERTIES                                               20

ITEM 3.         LEGAL PROCEEDINGS                                        21

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      21


                                     PART II
                                     -------
ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY,
                  RELATED STOCKHOLDER MATTERS AND ISSUER
                  PURCHASES OF EQUITY SECURITIES                         22

ITEM 6.         SELECTED FINANCIAL DATA                                  25

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION           27

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                      40

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              40

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                 77

ITEM 9A.        CONTROLS AND PROCEDURES                                  77


                                    PART III
                                    --------
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       81

ITEM 11.        EXECUTIVE COMPENSATION                                   81

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS         81

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           81

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES                   81

                                     PART IV
                                     -------
ITEM 15.        EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES             82


                                   SIGNATURES
                                   ----------
                SIGNATURES                                               86

                                     PART I
                                     ------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS



This Annual Report on Form 10-K ("Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries serve, the economy and the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this report entitled "Risk Factors", among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) our ability to collect accounts receivable in a timely manner; (ii) our ability to accurately estimate costs and fees on fixed-price contracts; (iii) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable; (iv) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (v) the effect of changes in the Company's organization, compensation and benefit plans; (vi) the effect on the Company's competitive position within its market area of the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering services organizations; (vii) the effect of increases and decreases in oil prices; (viii) the availability of parts from vendors; (ix) our ability to increase or renew our line of credit; (x) our ability to identify attractive acquisition candidates, consummate acquisitions on terms that are favorable to the Company and integrate the acquired businesses into the Company's operations; (xi) our ability to hire and retain qualified personnel; (xii) our ability to retain existing customers and get new customers and (xiii) the effect of changes in the business cycle and downturns in local, regional and national economies. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1.     BUSINESS

     General
     ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us" or "our") is a leading provider of engineering services and systems principally to the petroleum refining, petrochemical, pipeline, production and process industries throughout the United States and internationally. The services provided by our multi-disciplined staff span the lifecycle of a project and include feasibility studies, design, and procurement and construction management. We also supply automation, control and instrumentation systems to our clients worldwide. On May 25, 2006, the Company purchased Denver-based WRC Corporation, expanding our engineering services, by providing integrated land management, engineering, and related services.

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

     Since the Company's merger with Petrocon, the net revenue from continuous operations has grown from $89.1 million in 2002 to $303.1 million in 2006, a compounded annual growth rate of approximately 35.8%. We have accomplished this growth by expanding our engineering and systems services and geographic presence through internal growth, including new initiatives and to a lesser extent, through a series of strategic acquisitions. We now have more than 2,100 full-time equivalent employees in offices strategically located in Houston, Beaumont, Clear Lake, Freeport, and Midland, Texas; Baton Rouge and Lake Charles, Louisiana; Tulsa, Cleveland and Blackwell, Oklahoma; Denver, Colorado; and Calgary, Alberta, Canada.

     In December 2006, ENGlobal Engineering, Inc. began its plan to cease operations in Dallas, Texas. Some project activities previously performed in the Dallas office have been transferred to other ENGlobal offices. On February 19, 2007, the Company entered into agreements with another firm providing for the sale of the majority of Dallas assets and for the partial sublease of Dallas office space. These actions were the result of a decision to consolidate the Company's Texas-based operations while streamlining or reducing overhead costs. A small number of the Company's former Dallas personnel transferred to other ENGlobal offices and others were asked to remain with the Company through May 31, 2007, to allow for an orderly transfer of on-going projects. However, the majority of the previous Dallas employees are now employed by the firm which purchased certain of the Dallas assets, and the Company expects to utilize some on a subcontract basis for a short period of time and on a discretionary basis to complete projects. Currently the Company has no plans to sell the assets of consolidate any of its other office locations.

     Available Information
     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You can read and copy any materials filed with the SEC at its Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. You can obtain information about the operations from the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, which contains information we file electronically with the SEC, which can be accessed over the Internet at www.sec.gov. Our common stock is listed on the American Stock Exchange (AMEX: ENG), and you can obtain information about ENGlobal at the offices of the American Stock Exchange, 86 Trinity Place, New York, New York 10006-1872 or at their website www.amex.com.
                                             ------------

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

     Business Segments
     During 2006, we operated two business segments: engineering and systems. The respective contributions to our total sales in 2006, 2005 and 2004 for the engineering and the systems segments are summarized below.

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment. Revenues and expenses have been reclassified between the segments to provide comparative results. Amounts will tie in total to prior reporting, however, individual segments will vary from prior reports.

                                                      Percentage of Revenues
                                           -------------------------------------
           Segment                           2006          2005           2004
                                           ----------    ----------    ---------

               Engineering                      91.8%       93.9%       90.5%
               Systems                           8.2%        6.1%        9.5%
                                           ----------    ----------    ---------

                                               100.0%      100.0%      100.0%
                                           ==========    ==========    =========

     Revenues from the systems segment remained constant from 2004 to 2005, but increased 75.4% from 2005 to 2006 primarily as a result of the acquisition of certain assets of Analyzer Technology International, Inc. ("ATI") in January 2006. Engineering revenues increased 62.8% and 26.8%, respectively, from 2004 to 2005 and from 2005 to 2006.

         Engineering Segment____________________________________________________


                                           -------------------------------------
                                              2006          2005          2004
                                           -------------------------------------
                                                 (Amounts in thousands)
                                           -------------------------------------

            Revenues                       $ 278,157     $ 219,426     $ 134,778
            Operating profit               $   9,084     $  18,911     $  10,437
            Total assets                   $  70,549     $  54,342     $  46,122

     General
     -------
     Our engineering segment offers engineering consulting services to clients in the petroleum refining, petrochemical, pipeline, production and process industries for the development, management and turnkey execution of engineering projects and provides inspection services throughout the United States. The engineering segment is currently comprised of the following wholly-owned subsidiaries of ENGlobal Corporation: ENGlobal Engineering, Inc. ("EEI"), ENGlobal Construction Resources, Inc. ("ECR"), ENGlobal Technical Services, Inc. ("ETS"), ENGlobal Automation Group, Inc. ("EAG"), ENGlobal Canada ULC ("ENGlobal Canada"), WRC Corporation ("WRC") and WRC Canada. EEI focuses primarily on providing services to the downstream petroleum refining and petrochemical industry, including refineries and processing plants, upstream and midstream pipeline companies and gas processing plants. ECR primarily provides pipeline inspection services to the oil and gas, utility and pipeline industries and turnaround, asset management, and start-up services for the petrochemical industry. ETS primarily provides Automated Fuel Handling Systems and services to branches of the U.S. military and public sector companies. EAG and ENGlobal Canada provide engineering services relating to the implementation of process controls, instrumentation, advanced automation and information technology projects. Further expanding our services within the pipeline industry, WRC and WRC Canada primarily provide land management, right-of-way services, environmental compliance, and governmental regulatory services to pipeline, utility and telecom companies and other owner/operators of "infrastructure" facilities. The engineering segment derives revenues primarily from cost-plus fees charged for professional and technical services. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some or all of the project activities related to engineering, material procurement and construction are performed for a lump sum amount. As a service company, we are more labor than capital intensive. Our income primarily results from our ability to generate revenues and collect cash under both cost-plus and fixed-price contracts that is in excess of any cost for employees, material, equipment and subcontracts and selling, general and administrative (SG&A) expenses.

     As of December 31, 2006, the engineering segment had more than one hundred existing blanket service contracts pursuant to which it provides clients either with services on a time and materials basis or with services on a fixed fee, turnkey basis. Our engineering segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Clear Lake, Houston, Midland and Freeport, Texas; Tulsa, Cleveland and Blackwell, Oklahoma; Denver, Colorado; and Calgary, Alberta.

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

     In August 2005, we announced the expansion of EEI's operation in the sulfur recovery business in Dallas, Texas. In September 2005, through ECR, we acquired certain assets of AmTech Inspection located in Midland, Texas. The new division's revenues are derived primarily from providing inspectors for regional refining and pipeline operations. In October, again through ECR, we acquired certain assets of Cleveland Inspection Services, Inc. ("CIS") located in Cleveland, Oklahoma. As a result of this acquisition, we now provide inspection and construction management services in support of the oil and gas, utility and pipeline industries.

     During 2005, ENGlobal Engineering formed ENGlobal Automation Group, Inc. ("EAG") to provide services relating to the implementation of process control, advance automation and information technology projects providing our clients with a full range of services, including but not limited to, front-end engineering feasibility studies and the execution of turnkey engineering, procurement, and construction projects. By focusing on large-scope projects, EAG intends to pursue distributed control systems
     (DCS) conversion and new installation projects by utilizing its own resources as well as resources from both ENGlobal Engineering and ENGlobal Systems. EAG will promote our proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with newer DCS. In June 2005, we formed ENGlobal Canada, based in Calgary, Alberta, Canada. ENGlobal Canada is a wholly-owned subsidiary of EAG.

     In May 2006, ENGlobal Corporation purchased Denver-based WRC Corporation ("WRC") and its subsidiary WRC Canada further expanding our services within the pipeline industry. WRC provides land management, environmental compliance, and governmental regulatory services to the pipeline, utility and telecom companies and other owner/operators of "infrastructure facilities."

     In October 2006, ENGlobal Construction Resources acquired selected assets of Watco Management, Inc. located in Clear Lake, Texas. As a result, we now provide turnaround, asset management, and start-up services for the refining and petrochemical industry. The addition of WATCO will provide ECR with opportunities to expand its current services to existing WATCO clients to a complementary business, allowing expansion of current services to both existing and future clients.

     In the first quarter of 2007, the Dallas office was closed with the majority of assets being sold, a major portion of the office lease obligations being assumed by others and remaining operations being transferred to other offices.

     Our engineering segment offers its expertise to a broad range of industrial clients. We participate in projects involving both the modification of existing facilities and construction of new facilities. Our predominant type of contract is a blanket services contract that typically provides our clients with engineering, procurement and project management services on a time and materials basis. We also enter into contracts to complete capital projects on a fixed-price, turnkey basis. The engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. The engineering services include:

          o    conceptual studies;
          o    project definition;
          o    cost estimating;
          o    engineering design;
          o    inspection;
          o    land management;
          o    environmental compliance;
          o    material procurement; and
          o    project and construction management.

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

     Systems Segment____________________________________________________________

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment.

     Revenues and expenses havebeen reclassified between the segments to provide comparative results. Amounts will tie in total to prior reporting, however, individual segments will vary from prior reports.

                                             -----------------------------------
                                              2006         2005          2004
                                             -----------------------------------
                                                  (Amounts in thousands)
                                             -----------------------------------

         Revenues                           $ 24,933     $ 14,159      $ 14,110
         Operating profit (loss)            $    (14)        (852)     $    660
         Total assets                       $ 16,099     $  6,159      $  7,806

     General
     Our systems segment designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The systems segment currently consists of ENGlobal Systems, Inc. ("ESI"). Beginning in 2005, the operations of ENGlobal Constant Power, ENGlobal Technologies, Inc. and Senftleber & Associates, LP were merged into ESI. The systems segment derives revenues from fees on contracts for the design, assembly and servicing of control and instrumentation systems. Income from the systems segment is primarily derived from our ability to generate revenues and collect cash on fixed-price contracts in excess of our costs for labor, materials and equipment and transportation costs, plus our SG&A expenses.

     ESI's control and instrumentation systems are custom designed and are typically based on electronic, programmable controls, however ESI's work also includes conventional pneumatic and hydraulic systems. Typical applications for ESI's systems include refinery, petrochemical and pipeline facility controls; analyzer packaging; fire and gas detection systems; data acquisition systems; oil and gas production safety systems; and control systems for various processing equipment. We perform all facets of control and instrumentation system design, engineering, assembly and testing in-house. Field installation and technical staff perform start-up and commissioning services, modification to existing systems, on-site training and routine maintenance procedures for client operating personnel.

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

     In January 2006, ESI acquired certain assets of Analyzer Technology International, Inc. ("ATI"), a Houston-based analyzer systems provider of online process analyzer systems. ATI relocated its operation to ESI's Houston facility, which the Company expects will enable ESI's clients to perform a more efficient factory adaptable test by temporarily connecting both control and analyzer systems onsite prior to delivery. The addition of ATI will provide ESI with a greater presence in the process analyzer sector, especially for larger downstream opportunities of foreign grassroots projects.

     Competition
     The systems segment has been impacted by price variations attributable to cyclical conditions in the oil and gas, petroleum and processing industries. In addition, during 2006, a large percentage of ESI's revenues were derived from fabrication, which has a lower profit margin than other services. ESI's control systems and modular facilities compete with similar systems built by other companies, most of which compete primarily on the basis of pricing. We believe that pricing, technical competence and ability to provide superior service comprise the basis of competition for ESI's marketplace.

     Acquisitions and Sales
     We have grown our business over the past several years through both internal initiatives and through strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and the range of services that we provide to our clients; and (ii) gain access to new geographic areas. We expect to continue evaluating and assessing acquisition opportunities that will either complement our existing business base or that will provide the Company with additional capabilities or geographical coverage. We believe that strategic acquisitions will enable us to more efficiently serve the technical needs of national and international clients and strengthen our financial performance. The following table lists the businesses we have acquired during the three-year period ended December 31, 2006.


        Name/Location/Business Unit            Date Acquired            Primary Services
        ---------------------------            -------------            ----------------
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

           AmTech Inspection, LLC             September 2004       Onsite Inspection and Plant
                Midland, TX                                            Process Safety Mgt
       Operates as a Division of ECR

    Cleveland Inspection Services, Inc.        October 2004        Onsite Pipeline Inspection
               Cleveland, OK
       Operates as a Division of ECR

      Instrument Services Company, LLC         November 2004          Onsite Instrument and
                 Tulsa, OK                                           Electrical Technicians
       Operates as a Division of ETS

         InfoTech Engineering, LLC             December 2004       Advanced Automation System
              Baton Rouge, LA                                                Design
       Operates as a Division of EAG

  Analyzer Technology International, Inc.      January 2006         Process Analyzer Systems
                Houston, TX
       Operates as s Division of ESI

            WRC Corporation and                  May 2006          Integrated Land Management
                 WRC Canada
                 Denver, CO

              PEI Investments                    May 2006                  Real Estate
                Beaumont, TX

           WATCO Management, Inc.              October 2006                Turnaround
               Clearlake, TX                                            Asset Management
        Operates as a Division of ECR                                 Project Commissioning
                                                                     Construction Management

     Business Strategy
     In the past year, the Company has focused considerable attention on streamlining its organizational structure and strengthening its leadership team. It anticipates that these efforts will be ongoing in 2007. In addition, our objective is to strengthen the Company's position as a leading engineering and consulting services provider while enhancing the services we offer and expanding our geographic presence. To achieve this objective, we have developed a strategy comprised of the following key elements:

                                       10

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

     o Pursue Foreign Technical Resources. Our engineering operations has partnered with several offshore technical resources to establish longer-term access to professional engineering and design work in lower cost countries such as Mexico, Venezuela, Costa Rica and the Far East. The Company has entered into an agreement with a Malaysian firm that provides for "low cost, high value" engineering and drafting services. We believe these partnerships, both formal and informal, will allow us to lower our contract bid prices and enhance our competitive position.

     o Enhance and Strengthen Our Ability to Perform Engineering, Procurement and Construction Projects. We rely heavily on repeat business and referrals from existing customers, industry members and manufacturing representatives. One of the engineering segment's goals is to increase revenues by developing and marketing its ability to perform full service turnkey projects, also called EPC (Engineering, Procurement and Construction) projects, that is expected to emphasize a cost plus contracting strategy. The engineering segment has traditionally been responsible only for the engineering portion of its projects, which usually represents between five to fifteen percent of a project's total installed cost.

     o Maintain High Quality Service. To maintain high quality service, we focus on being responsive to our customers, working diligently and responsibly, and maintaining schedules and budgets. The Company has a quality control and assurance program to maintain standards and procedures for performance and documentation. The Company intends to audit and monitor compliance with these procedures and quality standards.

     o Expand and Enhance Technical Capabilities. We believe that it is important to develop and enhance our overall technical capabilities in the markets we serve. To achieve this objective in the area of advanced computer-aided process simulation, design and drafting, we have purchased computer hardware and software from several suppliers in order to have the latest platforms for the design of plant systems. This initiative should enhance our marketing position with many of our customers who are currently utilizing these design platforms.

     o Pursue Balanced Growth. We continue to pursue balanced growth for our business, utilizing both external acquisitions as well as internal measures as a means of future growth. The internal measures include an active business development program, together with selected initiatives to start new business operations. We also pursue acquisitions that will allow us to offer expanded engineering and control system services to a broad energy complex, increase our technical capabilities, grow our business geographically and improve our market share.

     o Continue to Increase Name Recognition. We intend to continue to present a more cohesive image and continue to increase name recognition. All of ENGlobal's operating subsidiaries have adopted "ENGlobal" as part of their name, and we anticipate that newly acquired entities will adopt ENGlobal as a part of their name within 12 to 18 months of their acquisition.

     Sales and Marketing
     Our various subsidiaries derive revenues primarily from two sources: (1) in-house direct sales and (2) referrals from existing customers and industry members. Our in-house sales managers are assigned to industry segments and territories within the United States. Management believes that this method of selling should result in increased account penetration and enhanced customer service, which should, in turn, create and maintain the foundation for long-term customer relationships. Our growth depends in large measure on our ability to attract and retain qualified sales representatives and sales management personnel. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

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

     Much of our business is repeat business and we are introduced to new customers in most cases by referrals from existing customers and industry members. The Company also believes that our acquisition program, although small, has provided the benefit of expanding our existing customer base.

     We currently employ 25 full-time professional in-house marketers in our business development department who concentrate on both the engineering and systems segments. We have formed alliances, which include marketing activities, with other engineering and construction firms in Mexico City, Central and South America and Malaysia.

     Customers
     In 2007, the Company will focus substantial attention on improving customer services in certain of its offices in order to enhance satisfaction and increase customer retention. Our customer base consists primarily of Fortune 500 companies representing a variety of industries in the United States. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenues in any given year or over a period of several consecutive years due to major engineering projects. We have had success undertaking new projects for prior clients and providing ongoing services to clients following the completion of the projects.

     The Company believes that about two-thirds of our revenue is generated through sources such as in-plant staffing and alliance relationships that we consider longer-term in nature and that are not typically limited to one project. As an example, our In Plant Staffing division of EEI provides outsourced technical and other personnel that are assigned to work at client locations. The Company's past experience with this activity is that the term of these assignments on average spans multiple projects and multiple years.

     A major long-term trend among our clients and their industry counterparts has been toward outsourcing of engineering services, and more recently, sole-sourcing. This trend has fostered the development of ongoing, longer-term alliance arrangements with clients, rather than one-time limited engagements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee of work that will result from these alliance agreements, often they form the basis for a longer-term relationship with our clients. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our service revenues. At December 31, 2006, we maintained some form of partnering or alliance arrangement with 16 major oil and chemical companies. For example, alliance engagements may provide for:

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

     In order to generate revenues in future years, we must continue efforts to obtain new engineering projects. Historically, we have not generated significant revenues from government clients. Also during 2006 we generated $26 million in revenues away from the historical large "owner/operator" type Fortune 500 companies to smaller developer type entities such as smaller refiners and developers of renewable energy.

     In the engineering segment, our ten largest customers, who vary from one period to the next, accounted for 71% of our total revenue for 2006, 77% of total revenue for 2005, and 80% of total revenue for 2004. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business would be materially adversely affected. Our top three clients in 2006 were ConocoPhillips, ExxonMobil and Motiva.

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

     In the systems segment, our ten largest customers, who vary from one period to the next, accounted for 64% of our total revenue for 2006, 70% of total revenue for 2005, and 77% of total revenue for 2004. During 2006, foreign customers accounted for 31% of our systems segment revenue compared to less than 1% during both 2005 and 2004. The increase in revenue from foreign customers is based on the expansion of the analytical division that provides online process analyzer systems, through the acquisition of ATI. Our ability to provide analyzer systems is dependent on fundamental contracts with customers doing business in oil producing regions. The loss of business from anyone of such customers could have a material adverse effect on our systems business or results of operations, but not the company as a whole. Other factors affecting our analyzer systems business that are beyond our control include: political instability or armed conflict, the level of customer demand, the willingness of clients to make payments, and to make those payments timely.

     We do not have any long-term commitments from systems segment clients and sales of products from the systems segment are typically made according to the client's specifications on a purchase order basis. Our potential revenues are, therefore, dependent on continuing relationships with these customers.

     Contracts
     We generally enter into two principal types of contracts with our clients: time and materials contracts and fixed-price contracts. In our engineering segment, in fiscal 2006, 89% and 11% of our net revenue was derived from time and materials and fixed-price contracts, respectively, compared to 95% and 5% of net revenue from time and materials and fixed-price contract respectively in 2005. In our systems segment, in fiscal 2006, 7% and 93% of our net revenue was derived from time and materials and fixed-price contracts, respectively, compared to 3% and 97% of net revenues from time and materials and fixed-price contracts, respectively in 2005. Our clients typically determine the type of contract to be utilized for a particular engagement, with the specific terms and conditions of a contract resulting from a negotiation process between the Company and our client.

          o Time and Materials. Under our time and materials contracts, we are paid for labor at either negotiated hourly billing rates or reimbursed for allowable hourly rates and for other expenses. We are paid for material and contracted services at an agreed upon multiplier of our cost, and at times pass these non-labor services through with no profit. Profitability on these contracts is driven by billable headcount, the amount of non-labor related services, and cost control. Some of these contracts may have upper limits, referred to as "not to exceed." If our costs generate billings that exceed the contract ceiling or are not allowable, we will not be able to obtain reimbursement for any excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

          o Fixed-Price. Under a fixed-price contract, we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price projects vary in scope, including some engineering activities and related services, and procurement of material and construction responsibility. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Another risk includes our ability to secure written change orders prior to commencing work on such orders, which may prevent our getting paid for work performed. Consequently, the profitability of fixed-price contracts may vary substantially, and we plan to limit the size and scope of fixed-price contracts that we enter into in the future due to significant losses on two fixed-price contracts.

     Backlog
     Backlog represents gross revenue of all awarded contracts that have not been completed and will be recognized as revenues over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.

     At December 31, 2006, our backlog was $192.0 million compared to an estimated $170.0 million at December 31, 2005. We expect that a majority of the $192.0 million in backlog to be completed during 2007.

     The backlog at December 31, 2006 consists of $187.0 million with commercial customers and $5.0 million with the United States Federal Government. Backlog on the federal programs includes only the portion of the contract award that has been funded by the U.S. Government.

     Backlog includes gross revenue under two types of contracts: (1) contracts for which work authorizations have been received on a fixed-price basis and not-to-exceed projects that are well defined, and (2) time and material evergreen contracts at an assumed 12 month run-rate, where we place employees at our clients' site to perform day-to-day project efforts.

     There is no assurance as to what percentage of backlog will be recognized.

     Customer Service and Support
     We provide service and technical support to our customers in varying degrees depending upon the business line and on customer contractual arrangements. The Company's technical staff provides initial telephone support services for its customers. These services include isolating and verifying reported failures and authorizing repair services in support of customer requirements. We also provide on-site engineering support if a technical issue cannot be resolved over the telephone. On projects for which we have provided engineering systems, we provide worldwide start-up and commissioning services. We also provide the manufacturers' limited warranty coverage for products we re-sell.

     Dependence Upon Suppliers
     Our ability to provide clients with services and systems in a timely and competitive manner depends on the availability of products and parts from our suppliers at competitive prices and on reasonable terms. Our suppliers are not obligated to have products on hand for timely delivery nor can they guarantee product availability in sufficient quantities to meet our demands. There can be no assurance that we will be able to obtain necessary supplies at prices or on terms we find acceptable. However, in an effort to maximize availability and maintain quality control, we generally procure components from multiple distributors.

     For example, all of the product components used by our systems segment are fabricated using components and materials that are available from numerous domestic suppliers. There are approximately 5 principal suppliers of these components, each of whom can be replaced by an equally viable competitor. No one manufacturer or vendor provides products that account for 7% or more of our revenues. Thus, we anticipate little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support our manufacturing and assembly operations. Units produced through the systems segment are normally not produced for inventory and component parts; rather, they are typically purchased on an as-needed basis.

     Despite the foregoing, some of our subsidiaries rely on certain suppliers for necessary components and there can be no assurance that these components will continue to be available on acceptable terms. If a subsidiary or one of its suppliers terminates a long-standing supply relationship, it may be difficult to obtain alternative sources of supply without a material disruption in our ability to provide products and services to our customers. While we do not believe that such a disruption is likely, if it did occur, it could have a material adverse effect on our financial condition and results of operations.

     Patents, Trademarks, Licenses
     Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. The U.S. Patent and Trademark Office approved our application for the uses of "ENGlobal" and "Integrated Rack" in September 2004 and March 2005, respectively. In addition, we have pending trademark applications on file with the U.S. Patent and Trademark Office for the names "Engineered for Growth" and "ENGlobal CARES - Communicating Appropriate Responses in Emergency Situations", "Flare-Mon" and "Purchased Data". There can be no assurance that the protective measures we currently employ will be adequate to prevent the unauthorized use or disclosure of our technology, or the independent third party development of the same or similar technology. Although our competitive position to some extent depends on our ability to protect our proprietary and trade secret information, we believe that other factors, such as the technical expertise and knowledge base of our management and technical personnel, as well as the timeliness and quality of the support services we provide, will also help us to maintain our competitive position.

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

     Employees
     As of December 31, 2006, the Company and its subsidiaries employed 2,100 individuals. Of these employees, 1,127 were employed in engineering and related positions; 332 were employed as inspectors; 310 were employed as project support staff; 211 were employed in technical production positions; 95 were employed in administration, finance and management information systems and 25 were employed in sales and marketing. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be, critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

          Our indebtedness could limit our ability to finance future operations or engage in other business activities. As of December 31, 2006, we had $24 million of total outstanding indebtedness against our revolving line of credit currently limited to $30 million. Significant factors that could increase our indebtedness and/or limit our ability to finance future operations include:

               o our inability to collect accounts receivable within contractual terms; o client demands for extending contractual payment terms;
               o material losses and/or negative cash flows on significant projects;
               o client's ability to pay our invoices due to economic conditions; and
               o our ability to meet current credit facility financial ratios and covenants.

          Although we are in compliance with all current credit facility covenants, our indebtedness could limit our ability to finance future operations or engage in other business activities.

          Force majeure events such as natural disasters have negatively impacted and could further negatively impact the economy and the industries we service, which may affect our financial condition, results of operations and cash flows.
          Force majeure events such as Hurricanes Katrina and Rita that affected the Gulf Coast in August and September of 2005 could negatively impact the economies in which we operate. For example, these two hurricanes caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. We typically remain obligated to perform our services after such a natural disaster and even though our contract may contain force majeure clause. If we are not able to react quickly and/or negotiate contractual relief under a force majeure event, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operation and cash flows.

          Our future revenues depend on our ability to consistently bid and win new contracts and to maintain and renew existing contracts and, therefore, our failure to effectively obtain future contracts could adversely affect our profitability.
          Our future revenues and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

          The failure to attract and retain key professional personnel could adversely affect the Company.
          Our success depends on attracting and retaining qualified personnel in a competitive environment. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future. Failure to attract and retain such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows. This is a major risk factor that could materially impact our operating results.

          If we are not able to successfully manage internal growth initiatives, our business and results of operations may be adversely affected.
          Our growth strategy is to use our technical expertise in conjunction with industry trends. To support this strategy, the Company may elect to fund internal growth initiatives targeted at markets that the Company believes may have significant potential needs for the Company's services. The downside risks are that such initiatives could have a negative effect on current earnings until they reach critical mass, that industry trends have been misread or delayed or that they Company is unable to successfully execute on these initiatives. In these cases, continued funding could have a negative impact on long term earnings.

          If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.
          We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and maintain discipline in our internal systems and controls. Industry trends and our ability to manage and measure project performance will require us to strengthen our internal project and cost control systems within operations that have traditionally operated in a cost plus environment. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

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

          Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.
          We generally enter into two principal types of contracts with our clients: time and materials contracts and fixed-price contracts. Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen expenditures or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Our ability to secure change orders on scope changes and our ability to invoice for such changes poses an additional risk. In fiscal 2006, approximately 17.9% of our net revenue was derived from fixed-price contracts, and we recorded losses of $13 million on two significant fixed-price EPC projects.

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

          Economic downturns could have a negative impact on our businesses. Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the petroleum refining, petroleum chemical and pipeline industries and in other industries that we provide services to. During economic downturns in these industries, our customer's need to engage us may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole or key markets targeted by us.

          Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenues in any one year or over a period of several consecutive years. In 2006, approximately 15% of our revenues were from ConocoPhillips, approximately 14% of our revenues were from ExxonMobil and another 10% were from Motiva. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Additionally, we have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

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

          Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues or earnings.
          As of December 31, 2006, our backlog was approximately $192 million. We cannot assure investors that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

          Additional acquisitions may adversely affect our ability to manage our business.
          Acquisitions have contributed to our growth over the past three years and we plan to continue making acquisitions in the future on terms management considers favorable to us. The successful acquisition of other companies involves an assessment of future revenue opportunities, operating costs, economies and earnings after the acquisition is complete, potential industry and business risks and liabilities beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with our

ITEM 1A.          RISK FACTORS (Continued)

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

          Seasonality of our industry may cause our revenues to fluctuate. Holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for engineering services or capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each new-year, which can depress results for the first quarter. Principally due to these factors, our first an fourth quarters may be less robust than our second and third quarters.

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

          A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote.
          A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. As of December 31, 2006, directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially owned approximately 41% of our outstanding common stock on a fully diluted basis. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

          Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in value to existing stockholders of the shares they hold.
          Our Articles of Incorporation authorize our board of directors to issue up to an additional 47,518,533 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of the date of filing. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the American Stock Exchange requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue options as incentives under our 1998 Incentive Option Plan or under a new equity incentive plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the board of directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

ITEM 1B.    UNRESSOLVED STAFF COMMENTS

          Not applicable.


ITEM 2.     PROPERTIES

     Facilities
     We lease space in 23 buildings in the U.S. and Canada totaling approximately 458,600 square feet, and we own an office building in Baton Rouge, Louisiana with 27,500 square feet. The leases have remaining terms ranging from monthly to six years and are at what we consider to be commercially reasonable rental rates. On May 26, 2006, the Company entered into an exclusive agreement with a third-party, national real estate firm for tenant representation services that covers most of our facilities.

     Our principal office locations are in Houston and Beaumont, Texas, and Tulsa, Oklahoma. We have other offices in Clear Lake, Freeport, and Midland, Texas; Baton Rouge and Lake Charles, Louisiana; Cleveland and Blackwell, Oklahoma; Denver, Colorado; and Calgary, Alberta Canada. Approximately 357,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

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

     On February 16, 2007, the Company, through its wholly-owned subsidiary, RPM Engineering, Inc. ("RPM"), entered into an agreement (the "Agreement") to sell the Company's property located in Baton Rouge, Louisiana. The purchase price is approximately $1.9 million with 20% of the purchase price being paid at closing and the balance self-financed for a period no longer than 60 months, amortized over 180 months, payable in equal monthly installments and one irregular installment consisting of the interest and principal due at the end of the 60 months. The initial interest rate is 8.5% based on an agreed rate of NY prime plus .25%. Under certain conditions, prior to closing and up to 60 days from the last signing of the Agreement, the Purchaser is entitled to terminate the agreement and demand the return in full of any deposit held by RPM. The financed portion of the purchase price is secured by a first mortgage on the property. The Company's basis in the property, together with the building and all improvements, is approximately $1.4 million. The Company expects to close this transaction May 31, 2007.

     The Company has leased approximately 31,000 square feet of space in two separate facilities to house its EEI and EAG operations in Baton Rouge.

     On March 2, 2007, the Company, through its wholly-owned subsidiary, ENGlobal Automation Group, Inc. ("EAG"), entered into a 39 month lease agreement for approximately 4,489 square feet of office space in Alpharetta, Georgia (a suburb of Atlanta).


ITEM 3.     LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings arising in the ordinary course of business alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. As of the date of this filing, we are party to several legal proceedings that have been reserved for or are covered by insurance, or that, if determined adversely to us individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Market Information and Holders
     The Company's common stock has been quoted on the American Stock Exchange ("AMEX") since June 16, 1998, and is currently traded under the symbol "ENG". From its initial listing on AMEX on June 16, 1998 to June 15, 2002, the Company's stock was traded under the symbol "IDS." Newspaper stock listings identify us as "ENGlobal."

     The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                      Fiscal Year Ended December 31
                           -------------------------------------------------
                                   2006                          2005
                           -------------------------------------------------
                           High            Low           High           Low
                           -------------------------------------------------
       First Quarter       14.61           9.14          2.87          2.04
       Second Quarter      14.70           6.91          4.03          2.01
       Third Quarter        8.88           5.71          9.10          3.69
       Fourth Quarter       8.15           5.92          8.75          5.87

     The foregoing figures, based on information published by AMEX, do not reflect retail mark-ups or markdowns and may not represent actual trades.

     In connection with our December 2001 merger with Petrocon, we issued 2,500,000 shares of Series A Preferred Stock, $0.001 par value per share, to Equus II Incorporated. In 2002 and 2003, we issued dividends to Equus in the form of 234,833 shares of Series A Preferred Stock. Effective August 2003, the Company exercised its right to convert all outstanding Series A Preferred Stock to 1,149,089 shares of common stock. The Series A Preferred Stock had fixed terms that were specific to the 2001 merger with Petrocon. The Company's stockholders at its June, 2006 meeting approved the elimination of the 2,265,167 shares of available and unissued Series A Preferred Stock from its capital structure, and approved the authorization of a like number of "blank check" preferred stock.

     The Company's stockholders, at the Company's June, 2006 meeting, approved a new class of capital stock of the Company consisting of 2,000,000 shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock"). The Preferred Stock is referred to as a "blank check" because the Board of Directors, in their discretion, will be authorized to provide for the issuance of all or any shares of the stock in one or more classes or series, specifying the terms of the shares, subject to the limitations of Nevada law. The Board of Directors would make a determination as to whether to approve the terms and issuance of any shares of Preferred Stock based on its judgment as to the best interests of the Company and its stockholders.

     As of December 31, 2006, approximately 314 stockholders of record held the Company's common stock. We do not have current information regarding the number of holders of beneficial interest holding our common stock.

                           2001     2002     2003      2004      2005      2006
                           ----     ----     ----      ----      ----      ----
     ENGlobal (ENG)       100.00    57.14    82.29    136.00    225.14    354.29
 S&P 600 SmallCap Index   100.00    84.68   116.47    141.61    151.03    172.29
     Amex US Index        100.00    81.74   110.63    127.83    138.33    160.48



                             STOCK PERFORMANCE GRAPH
                Comparison of Five Year Cumulative Total Return


     The following line graph compares the total returns (assuming reinvestment of dividends) of our Common Stock, the AMEX US Index and the S&P 600 SmallCap Index for the five-year period ended December 31 , 2006. This comparison assumes the investment of $100 on December 31, 2000 and the reinvestment of all dividends.




                                [GRAPHIC ON FILE]

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

     Equity Compensation Plan Information
     The following table sets forth certain information concerning the Company's equity compensation plans as of December 31, 2006. See Note 11 in the attached financial statements.

                                                                                                         Number of Securities
                                                                                                       Remaining Available for
                                    Number of Securities to              Weighted-Average               Future Issuance Under
                                    be Issued Upon Exercise             Exercise Price of             Equity Compensation Plans
                                    of Outstanding Options,            Outstanding Options,            [Excluding Securities in
                                    Warrants and Rights (a)          Warrants and Rights (b)               Column (a)] (c)
                                    -------------------------        -------------------------       -----------------------------

     Equity compensation plans             1,422,494          (1)             $5.16                            150,806
        approved by security
        holders                     -------------------------                                        -----------------------------


     Dividend Policy
     The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with Comerica Bank preclude us from paying any dividends on our common stock while any debt under those agreements is outstanding. The payment of dividends in the future will depend on numerous factors, including the Company's earnings, capital requirements, and operating and financial position and on general business conditions.

     Dividends on outstanding shares of Series A Preferred Stock were paid on the last day of May in 2002 and 2003 in shares of stock of Series A Preferred Stock at a rate of 0.08 shares for each outstanding share of Series A Preferred Stock. The Company elected to convert all shares of preferred stock to 1,149,089 shares of common stock in August 2003. The Company's stockholders eliminated this series of preferred stock at its June, 2006 stockholders meeting.


---------------------
(1) Includes options issued through our 1998 Incentive Plan. For a brief description of the material features of the Plan, see Note 11 of the Notes to the Consolidated Financial Statements. Some of these options, also granted through the 1998 Incentive Plan, were options granted as replacement options for outstanding Petrocon incentive options pursuant to the terms of the December 2001 Merger Agreement with Petrocon.

ITEM 6.     SELECTED FINANCIAL DATA

     Summary Selected Historical Consolidated Financial Data
     The following tables set forth our selected financial data. The data for the years ended December 31, 2006, 2005, and 2004 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part II, Item 8, Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this document.

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment. This, along with the sale of Thermaire in 2003, has caused reclassification to provide comparative results. Revenues and expenses have been reclassified between the segments to provide comparative results. Amounts will tie in total to prior reporting, however, individual segments will vary from prior reports.

                                                                                   Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 2006          2005          2004          2003          2002
                                                              --------------------------------------------------------------------
                                                                           (in thousands, except per share amounts)
                                                              --------------------------------------------------------------------
     Statement of Operations
         Revenues
              Engineering                                     $   278,157   $   219,426   $   134,778   $   110,535   $    75,817
              Systems                                              24,933        14,159        14,110        13,184        13,305
                                                              ------------  ------------  ------------  ------------  ------------
                  Total revenues                                  303,090       233,585       148,888       123,719        89,122
                                                              ------------  ------------  ------------  ------------  ------------

         Costs and expenses
              Engineering                                         254,031       192,264       118,805        95,021        63,322
              Systems                                              22,795        13,048        11,891        11,725        11,395
              Selling, general and administrative                  29,885        19,689        13,700        12,439        10,632
                                                              ------------  ------------  ------------  ------------  ------------
                  Total costs and expenses                        306,711       225,001       144,396       119,185        85,349
                                                              ------------  ------------  ------------  ------------  ------------
         Operating income (loss)                                   (3,621)        8,584         4,492         4,534         3,773
         Interest income (expense), net                            (1,312)         (800)         (590)         (784)         (821)
         Other income (expense), net                                  652           116           118          (355)          143
         Foreign currency gain (loss)                                 (19)           (2)            -             -             -
                                                              ------------  ------------  ------------  ------------  ------------
         Income (loss) from continuing operations before
            provision for income taxes                             (4,300)        7,898         4,020         3,395         3,095
         Provision for income taxes                                  (814)        3,116         1,656         1,110         1,197
                                                              ------------  ------------  ------------  ------------  ------------
         Income (loss) from operations                             (3,486)        4,782         2,364         2,285         1,898
         Income (loss) from discontinued operations, net of
            taxes                                                       -             -             -          (154)         (146)
         Income (loss) from disposal of discontinued
            operations                                                  -             -             -            26             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income (loss)                           $    (3,486)  $     4,782    $     2,364   $    2,157   $     1,752
                                                              ============  ============  ============  ============  ============



ITEM 6.     SELECTED FINANCIAL DATA (Continued)

                                                                                   Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 2006          2005          2004          2003          2002
                                                              --------------------------------------------------------------------
                                                                           (in thousands, except per share amounts)
                                                              --------------------------------------------------------------------
     Per Share Data
         Basic earnings (loss) per share
              Continuing operations                           $     (0.13)  $      0.20    $      0.10  $      0.09   $      0.07
              Discontinued operations                                   -             -              -            -             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income per share                        $     (0.13)  $      0.20    $      0.10  $      0.09   $      0.07
                                                              ============  ============  ============  ============  ============

         Weighted average common
            shares outstanding - basic                             26,538        24,300         23,455       23,301        22,861

         Diluted earnings (loss) per share
              Continuing operations                           $     (0.13)  $      0.19   $       0.10  $      0.09   $      0.07
              Discontinued operations                                   -             -              -            -             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income per share                        $     (0.13)  $      0.19   $       0.10  $      0.09   $      0.07
                                                              ============  ============  ============  ============  ============

         Weighted average common
            shares outstanding - diluted                           26,538        25,250         23,786       23,734        23,013

     Cash Flow Data
         Operating activities, net                            $    (8,953)  $      (920)  $     (2,391) $     6,557   $     1,302
         Investing activities, net                                 (9,330)       (2,417)        (1,811)        (471)       (1,290)
         Financing activities, net                                 19,553         3,492          4,170       (6,122)       (1,182)
         Exchange rate changes                                        (26)           (4)            -             -             -
                                                              ------------  ------------  ------------  ------------  ------------
              Net change in cash and cash equivalents         $     1,244   $       151   $        (32) $       (36)  $    (1,170)
                                                              ============  ============  ============  ============  ============

     Balance Sheet Data
         Working capital                                      $    35,187   $    21,825   $     14,503  $     6,505   $     8,416
         Property and equipment, net                          $     8,725   $     6,861   $      5,262  $     4,302   $     4,779
         Total assets                                         $   106,227   $    75,936   $      57,261 $    42,530   $    40,068
         Long-term debt, net of current portion               $    27,162   $     5,228   $    15,585   $     7,506   $    12,580
         Long-term capital leases, net of current portion     $         -   $         -   $          -  $        12   $        17
         Stockholders' equity                                 $    40,862   $    39,865   $     20,051  $    18,175   $    13,389

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K.
     Note 18 to the Financial Statements contain segment information.

     Overview
     We furnish engineering consulting and control system services to the petroleum refining, petrochemical, pipeline, production and processing industries. Our business consists of two segments: engineering and systems. Our engineering segment offers engineering consulting services to clients for the development, management and turnkey execution of engineering projects, construction management, inspection services, land management and environmental compliance services. Our systems segment designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and process related industries.

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

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment. Revenues and expenses have been reclassified between the segments to provide comparative results. Amounts will tie in total to prior reporting, however, individual segments will vary from prior reports.

                                                                                 Years Ended December 31,
                                                          ------------------------------------------------------------------------
                                                                  2006                      2005                     2004
                                                          ---------------------     ---------------------    ---------------------
                                                              Amount       %           Amount        %           Amount       %
                                                          ------------------------------------------------------------------------
                                                                                      (in thousands)
                                                          ------------------------------------------------------------------------
     Revenue
         Engineering                                      $    261,389    86.3      $   207,368     88.8     $    124,362    83.5
         Systems                                                24,933     8.2           14,159      6.0           14,110     9.5
         Acquisition                                            16,768     5.5           12,058      5.2           10,416     7.0
                                                          ------------- -------     ------------  -------    ------------- -------
              Total revenue                               $    303,090   100.0      $   233,585    100.0     $    148,888   100.0
                                                          =============             ============             =============

     Gross profit
         Engineering                                      $     21,737     8.3      $    25,940     12.5     $     14,300    11.5
         Systems                                                 2,138     8.6            1,111      7.8            2,219    15.7
         Acquisition                                             2,389    14.2            1,222     10.1            1,673    16.1
                                                          -------------             ------------             -------------
              Total gross profit                          $     26,264     8.7      $    28,273     12.1     $     18,192    12.2
                                                          =============             ============             =============

     Selling, general and administrative
         Non-acquisition                                  $     28,211     9.9      $    18,863      8.5     $     11,866     8.6
         Acquisition                                             1,674    10.0              826      6.9            1,834    17.6
                                                          -------------             ------------             -------------
              Total                                       $     29,885     9.9      $    19,689      8.4     $     13,700     9.2
                                                          =============             ============             =============

     Net income (loss)                                    $     (3,486)   (1.2)     $     4,782      2.1     $      2,364     1.6
                                                          ============= =======     ============  =======    ============= =======


     Total revenue increased 29.8% or $69.5 million from 2005 to 2006.

     Overall gross profit decreased 7.1%, or $2.0 million from 2005 to 2006.

     Total SG&A expense increased 51.8%, or $10.2 million from 2005 to 2006.

     Income from continuing operations decreased 172.9%, or $8.3 million from 2005 to 2006.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment. Revenues and expenses have been reclassified between the segments to provide comparative results. Amounts will tie in total to prior reporting, however, individual segments will vary from prior reports.

         Total Revenue
         -------------
         Engineering revenue accounted for 91.8% of our total revenue for the year, increasing $58.8 million from $219.4 million in 2005 to $278.2 million in 2006.

         The increase in engineering revenue was primarily brought about by increased activity in the engineering and construction markets. Refining related activity has been particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Capital spending in the pipeline area is also trending higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services for ethanol, biodiesel, coal to liquids, petroleum coke to ammonia, and other biomass processes. The acquisitions of WRC in the second quarter of 2006, together with our clients' increased demand for in-plant and inspection resources, stimulated growth in our staffing services division where revenues increased 90.6%, or $50.9 million, from $56.2 million in 2005 to $107.1 million in 2006.

         Revenue from procurement services decreased 67.6%, or $40.2 million, from $59.5 million in 2005 to $19.3 million in 2006. This significant decrease is primarily related to three projects, two of which began in 2003 and one of which began in 2005 and were materially completed in 2006. The level of procurement services is expected to vary over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services on larger EPC contracts.

         In 2005, the Company was awarded two significant fixed-price engineering, procurement and construction ("EPC") projects in the refining industry that included procurement and subcontractor activities within our scope of work. This accounts for the higher level in that year. Together these two fixed-price EPC projects accounted for approximately $20.2 million of the engineering segment revenues during 2006 compared to approximately $1.8 million during 2005. The current combined contract value of these two projects is approximately $24.6 million and both are currently scheduled for completion by the end of the second quarter of 2007. As a result of revised estimates of the percentage of completion of these projects, the Company suffered a reversal of $6.6 million in the third quarter of 2006 and $7.1 million in the fourth quarter of 2006. Due to losses incurred in the execution of these contracts, we anticipate that we will enter into this type of contract only on a very limited basis, if at all.

         The systems segment contributed 8.2% of our total revenue for the year, as its revenue increased $10.7 million, or 75.4%, from $14.2 million in 2005 to $24.9 million in revenue in 2006. A general turnaround in the oil and gas industry, together with the acquisition of ATI in January 2006 has increased the demand for ESI's services. Another factor positively affecting ESI's business is that the computer-based distributed control systems equipment used for facility plant automation becomes technologically obsolete over time, which supports ongoing replacement of these systems. Backlog for ESI at December 31, 2006 reached $10.0 million, compared to $9.1 million at December 31, 2005.

         Gross Profit
         ------------
         Primarily due to losses on two EPC fixed-price contracts in our engineering segment, as discussed above, total gross profit decreased $2.0 million, or 7.1%, from $28.3 million in 2005 to $26.3 million in 2006 and, as a percentage of total revenue, decreased from 12.1% to 8.7% during the same period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

         Due to the material financial impact of the losses on two significant fixed-price EPC projects* during 2006, the following "non-GAAP" proforma financial is being presented to demonstrate the performance of the historical core business within the Engineering segment.

                    Non-GAAP Proforma                                     Years Ended December 31,
                                                 ------------------------------------------------------------------------
                    Financial Information                2006                      2005                     2004
                                                 ---------------------     ---------------------    ---------------------
                                                   Amount        %           Amount        %          Amount        %
                                                 ------------------------------------------------------------------------
                                                                             (in thousands)
                                                 ------------------------------------------------------------------------

              Revenue
                  Engineering - Actual           $   261,389                   207,368              $   124,362
                  Less fixed-price projects*          20,155                         -                        -
                                                 -----------               -----------              -----------
                  Engineering - Revised          $   241,234     85.3          207,368     88.8     $   124,362     83.5

                  Systems                             24,933      8.8           14,159      6.0          14,110      9.5
                  Acquisition                         16,768      5.9           12,058      5.2          10,416      7.0
                                                 -----------   ------      -----------   -------    -----------   ------
                       Total revenue             $   282,935    100.0          233,585    100.0     $   148,888    100.0
                                                 ===========               ===========              ===========

              Gross profit
                  Engineering - Actual           $    21,737                    25,940              $    14,300
                  Less fixed-price projects*         (13,740)                        -                        -
                  Engineering - Revised          $    35,477     14.7           25,940     12.5     $    14,300     11.5

                  Systems                              2,138      8.6            1,111      7.8           2,219     15.7
                  Acquisition                          2,389     14.2            1,222     10.1           1,673     16.1
                                                 -----------               -----------              -----------
                       Total gross profit        $    40,004     14.1           28,273     12.1     $    18,192     12.2
                                                 ===========               ===========              ===========

         * Excluding revenues on two significant fixed-price EPC projects, our Engineering segment, exclusive of acquisition revenue, would have accounted for 85.3% of our total revenue for the year, increasing $33.8 million from $207.4 million in 2005 to $241.2 million in 2006, or an increase of 16.3%.

         * Again, excluding the recorded losses on two significant fixed-price EPC projects, our Engineering segment, net of acquisition gross profit, would have reported a gross profit of $35.5 million, an increase of $9.6 million from $25.9 million in 2005, or an increase year-over-year of 37.1%. As a percentage of revenue, the proforma gross profit for our Engineering segment, exclusive of gross profit from acquisitions, would have increased by 17.6%, increasing from 12.5% in 2005 to 14.7% in 2006.

         * Also, excluding the recorded losses on the two significant fixed-price EPC projects, our total gross profit would have increased $11.7 million from $28.3 million in 2005 to $40.0 million in 2006, or an increase year-over-year of 41.3%. As a percentage of revenue, total gross profit, again, excluding the recorded losses on two significant fixed-price EPC projects, would have increased 16.5%, increasing from 12.1% in 2005 to 14.1% in 2006.

         Due to the significant losses on these two projects the Company plans to limit the size and scope of fixed-price EPC contracts in the future. Both of the significant fixed-price EPC projects are scheduled for completion by the end of the second quarter of 2007.

         Also during the past year, the Company has shifted a portion of its services to developer type work for customers that are typically smaller than its historical customer base. The viability of these projects and the creditworthiness of these types of customers must be carefully analyzed to assure profitable results. In the future, the Company intends to analyze these projects much more carefully before accepting them.

         The Company has also engaged in a number of entrepreneurial ventures over the past several years, not all of which have been profitable. In the future, the Company intends to scrutinize these projects much more carefully before engaging in them and exit them more quickly if they are not successful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

         Gross profit from engineering, including the breakout of acquisitions, decreased $3.1 million, or 11.4%, from $27.2 million in 2005 to $24.1 million in 2006 and, as a percentage of revenue, decreased from 12.4% in 2005 to 8.7% in 2006 primarily due to estimated losses of approximately $13.7 million on two EPC fixed-price contracts. Both projects are currently scheduled for completion by the end of the second quarter of 2007.

         The staffing services division , consisting of our in-plant staffing, land management and inspection operations, increased gross profit $7.4 million, or 113.8%, from $6.5 million in 2005 to $13.9 million in 2006.

         We earn a lower margin on procurement services as compared to the margin we earn on our core engineering services. As an example, procurement services for 2005 produced a 1.7% gross profit margin. Comparably, in 2006 gross profit margin on core engineering services was 8.3%. Our level of procurement revenue has recently trended down, from $59.5 million or 25.5% of total revenue for 2005 to $19.3 million or 6.4% of total revenue for 2006.

         Any shift from engineering only to EPC projects that include material procurement and construction responsibility will negatively impact engineering gross profit as a percentage of revenue. In this case, lower gross profit will occur because higher historical cost plus margins on engineering labor recognized during the period in which it was earned will now be combined with the lower margins on procurement services and construction subcontractor charges and recorded throughout the overall duration and completion of the projects.

         At December 31, 2006, we had outstanding unapproved change orders/claims of approximately $17.4 million, net of reserves of $1.2 million associated with ongoing fixed-price EPC projects. If in the future we determine collection of the unapproved change orders/claims is not probable, it will result in a charge to earnings in the period such determination is made.

         Gross profit for our systems segment increased $1.0 million, or 90.9%, from $1.1 million in 2005 to $2.1 million in 2006. However, as a percent of revenue, gross profit increased by 0.8% from 7.8% in 2005 to 8.6% in 2006.

         Selling, General and Administrative ("SG&A") Expenses
         Selling, general and administrative expenses increased $10.2 million, or 51.8%, from $19.7 million in 2005 to $29.9 million in 2006, primarily due to increases in salaries and burdens, facilities and office expenses, amortization expense and travel. As a percent of revenue, SG&A increased 1.5% from 8.4% in 2005 to 9.9% in 2006.

         Salaries and burden expenses increased $5.0 million in 2006 over 2005 of which $2.2 million of this increase was related to stock compensation expense recorded during the year. The Company did not record stock compensation expense during 2005, as the Company adopted SFAS No. 123R on January 1, 2006 (see Note 11). An additional $0.6 million of the increase was due to increases in corporate salaries, as employees were added, primarily in Business Development, Accounting and IT, to support Company growth. The remainder of the increase came from increases in operation salaries and burdens primarily due to increases in administrative staffing from acquisitions and EAG's continued growth during the year.

         Facilities and office expenses increased $2.4 million in 2006 over 2005 due to the expansion of EEI's offices in Tulsa, Houston, and Beaumont to meet both current and projected growth requirements, plus the additional cost of facilities utilized by acquisitions made throughout the year.

         Amortization expense increased approximately $700,000 primarily as a result of our completing the valuation of intangible assets acquired in acquisitions completed during 2006 (see Note 16).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

         Increased business development activity pushed marketing and travel expenses up by over $600,000 in 2006 over similar expenses in 2005.

         Operating Profit
         ----------------
         Operating profit decreased $12.2 million to $(3.6) million in 2006 as compared to $8.6 million in 2005, decreasing, as a percentage of total revenue, from 3.7% in 2005 to (1.2)% in 2006. This decrease was primarily the result of the Company's performance on two fixed-price contracts.

         Other Income (Expense)
         ----------------------
         Other income increased from $116,000 in 2005 to $651,500 in 2006. The income in 2005 resulted from a legal settlement. The income in 2006 was derived from distributions from PEI Investments, insurance proceeds from Hurricane Rita losses, and income from the sale of assets, partially offset by a reclassification of financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment. Revenues and expenses have been reclassified between the segments to provide comparative results. Amounts will tie in total to prior reporting, however, individual segments will vary from prior reports.

         Total Revenue
         -------------
         Engineering revenue accounted for 94.0% of our total revenue for 2005, an increase of $84.6 million from $134.8 million in 2004 to $219.4 million in 2005.

         The increase in engineering revenue was primarily brought about by increased activity in the engineering and construction markets. Refining related activity has been particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Acquisitions in the fourth quarter of 2004, together with our client's increased demand for in-house technical and inspection resources, stimulated growth in our staffing services division where revenues increased 54.4%, or $19.8 million, from $36.4 million in 2004 to $56.2 million in 2005.

         Revenue from procurement services increased 55.8%, or $21.3 million, from 2004 to 2005 and contributed 25.7%, or $21.3 million, of the increase in total engineering revenue during the same period. The level of procurement services varies depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services on the larger EPC contracts.

         In 2005, the Company was awarded two significant fixed-price engineering, procurement and construction ("EPC") projects in the refining industry that includes procurement and subcontractor activities within our scope of work. The systems segment contributed 6.0% of our total revenue for the year, as its revenue increased $0.1 million, or 0.7%, from $14.1 million in 2004 to $14.2 million in revenue in 2005. Projects from one major supplier of distributed control systems ("DCS") equipment, together with projects from a large engineering and construction firm, contributed most of the increase in revenue in 2005. The completion of turnkey remote instrument enclosures ("RIE's") from projects awarded in the fourth quarter of 2004 contributed $4.7 million to ESI's revenue in 2005.

         Acquisition revenue, represented only 5.2% of total revenue for 2005, increased 16.3%, or $1.7 million, during the comparable periods, primarily from nine months of revenue generated in 2005 through acquisitions completed in the 4th quarter of 2004.

         Gross Profit
         ------------
         Total gross profit increased $10.1 million, or 55.5%, from $18.2 million in 2004 to $28.3 million in 2005 although, as a percentage of total revenue, decreased slightly from 12.2% to 12.1% during the same period.

         Gross profit from engineering increased $11.2 million, or 70.0%, from $16.0 million in 2004 to $27.2 million in 2005 and, as a percentage of revenue, increased from 11.5% in 2004 to 12.5% in 2005. Gross profit was negatively impacted by approximately $249,000 during 2005 due to start-up expenses and non-reimbursable proposal activity conducted by two of the Company's internal start-up initiatives, ENGlobal Sulfur Group and ENGlobal Automation Group. The staffing services division increased gross profit $2.2 million, or 51.2%, from $4.3 million in 2004 to $6.5 million in 2005 on margins remaining relatively stable over the comparable periods, although such margins are approximately 1% lower than average margins on all other engineering revenues.

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

         Gross profit for our systems segment decreased $1.1 million, or 50.0%, from $2.2 million in 2004 to $1.1 million in 2005. Also, as a percent of revenue, gross profit decreased by 7.9% from 15.7% in 2004 to 7.8% in 2005. The lower margin in 2005 is a result of several factors. The increase in the workload created a shortage in shop labor which was filled by hiring contract labor leading to inefficiencies and rework. This led to overruns in shop labor on projects, thus dropping margins below already tight budgeted margins. Secondly, with the increase in proposal work, estimates of material and labor cost were underestimated, thus causing lower profit margins. Lastly, market pressures drove down margins on projects overall. Corrective measures were taken during the first quarter of 2006 to replace all contract labor with more stable, direct-hire employees and additional staffing and systems within the estimating and proposal group should improve proposal pricing.

         During the fourth quarter of 2005, ESI experienced delays in receiving major components for a project that were being supplied by a third party vendor. As a result, the work ESI expected to perform on such project during 2005 was completed in 2006, resulting in a corresponding delay in our recognition of revenues and profits.

         Selling, General and Administrative ("SG&A") Expenses
         -----------------------------------------------------
         Selling, general and administrative expenses increased $6.0 million, or 43.8%, from $13.7 million in 2004 to $19.7 million in 2005, primarily due to increases in salaries and burdens, facilities and office expenses, and travel. However, as a percent of revenue, SG&A decreased 0.8% from 9.2% in 2004 to 8.4% in 2005.

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

     Liquidity and Capital Resources
         Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. The Company's current credit facility is with Comerica Bank ("Comerica") and consists of a line of credit maturing July 26, 2009. The loan agreement positions Comerica as senior to all other debt. The line of credit is limited to $30.0 million subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. As of December 31, 2006, the outstanding balance on the line of credit was $24.0 million and we had working capital of $35.2 million. Our total long-term debt outstanding on December 31, 2006 was $27.2 million (see Note 8), an increase from $5.2 million as of December 31, 2005. Under the terms and conditions of our revolving credit facility, as of December 31, 2006, we have additional borrowing capacity of approximately $6.0 million after consideration of borrowing base limitations with no letters of credit outstanding at December 31, 2006.

         The following table summarizes our contractual obligations as of December 31, 2006:

                                                                              Payments Due by Period
                                                 ---------------------------------------------------------------------------------
                                                    2007          2008          2009          2010        2011 and       Total
                                                                                                         thereafter
                                                 ------------  ------------  ------------  ------------ ------------- ------------
                                                                                  (in thousands)
                                                 ---------------------------------------------------------------------------------
     Long-term debt(1)                           $     4,747  $      3,683  $     27,140  $        441  $         -   $    36,011
     Operating leases                                  4,366         2,754         2,165         1,938         1,423       12,646
                                                 -----------  ------------  ------------  ------------  ------------  -----------
         Total contractual cash obligations      $     9,113  $      6,437  $     29,305  $      2,379  $      1,423  $    48,657
                                                 ===========  ============  ============  ============  ============  ===========

         (1)Long-term debt includes future interest payments assuming the existing long-term debt and revolving credit facility remain outstanding with the interest rate in effect at December 31, 2006. The Company's interest rate on its revolving credit facility fluctuates with the prime rate.

     Cash Flow
         We believe that we have sufficient available cash required for operations for the next 12 months. However, cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected or are not collected in a timely manner, if project mix shifts from cost reimbursable to fixed costs contracts during significant periods of growth, if the Company was to lose one or more of its major customers, if the Company experiences further costs overruns on fixed- price contract, or if we not able to meet the covenants of the Comerica Credit Facility. If any such event occurs, we would be forced to consider alternative financing options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Operating Activities:
     Operating activities required the use of $9.0 million, $0.9 million, and $2.4 million in net cash in 2006, 2005 and 2004, respectively. Though a decline in revenues would be likely to adversely impact our cash flow from operations, we believe that future cash flows, our ability to manage the timing of acquisitions, and our borrowing capacity under our line of credit will allow us to meet cash requirements in 2006 and beyond. Future uses of cash in operations will continue to be primarily for labor and material costs required in connection with contract performance.

     The primary factors impacting the increase in our need for cash and the year-over-year increase in average accounts receivable days outstanding were:

                1) a past due accounts receivable balance of approximately $3.7 million as of December 31, 2006 related to delays in receipts for services on the start-up of a major alliance agreement that began during the second quarter of this year;

                2) a decrease in billings in excess of costs from approximately $3.8 million to $540,000 as of December 31, 2005 and 2006 respectively; and

                3) an increase in costs and estimated earnings-in-excess of billings from approximately $4.1 million to $5.4 million as of December 31, 2005 and 2006, respectively.

     Although the above factors are all within rights and restrictions of contractual terms and conditions within client contracts, we are taking measures to remediate each of these factors and at this time do not expect their impact to continue beyond the first quarter of 2007.

     Investing Activities:
     Investing activities used cash totaling $9.3 million in 2006, compared to $2.4 million in 2005 and $1.8 million in 2004. In 2006, our investing activities consisted of capital additions of $3.4 million primarily for computers and leasehold improvements to our offices and software implementations. In the fourth quarter, $500,000 was used to complete the acquisition of Watco Management, Inc. Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software, and equipment, such as upgrades to computers. On December 31, 2006, we amended our line of credit to permit an increase in annual capital expenditure limits from $3.25 million to $3.5 million.

     Financing Activities:
     Financing activities provided cash totaling $19.6 million, $3.5 million, and $4.2 million in 2006, 2005, and 2004, respectively. Our primary financing mechanism is our revolving line of credit. The line of credit has been used principally to finance acquisitions and accounts receivable. During 2006, our borrowings, on the line of credit were $143.8 million, and we repaid an aggregate of $123.6 million on our short-term and long-term bank and other debt.

     Future cash flows from financing activities are anticipated to be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations, obligations and payments received on accounts receivable. Payments on long-term debt, including interest for the coming year, are estimated to be $4.7 million.

     In 2006, non-cash transactions included $216,000 notes receivable issued for sale of assets and $3.9 million notes payable issued for acquisitions. Also in 2006, $1.4 million of stock was issued associated with the acquisition of WRC. There were no significant non-cash transactions in 2005. In 2004, non-cash transactions include $2.6 million notes payable issued related to acquisitions and $592,000 note payable issued for treasury stock. We also acquired insurance with notes payable of $1.3 million, $198,000, and $1.1 million in 2006, 2005, and 2004, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Due to significant losses incurred on two fixed-price projects during the third and fourth quarter, the Company requested and was successful in obtaining a waiver and subsequent amendment to its credit agreement with Comerica Bank in order to meet the monthly fixed charge ratio. If we had not been able to obtain a waiver or amendment of the covenant, we may have been unable to make further borrowings and may have been required to repay all loans then outstanding under the credit facility.

     We do not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

     Asset Management
     We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $60.2 million from $46.2 million as of December 31, 2006 and 2005, respectively. The number of days outstanding for trade accounts receivable increased from 59 days at December 31, 2005, to 62 days at December 31, 2006. Our actual bad debt expense has been approximately .03% and .01% of revenues for the years ending December 31, 2006 and 2005. We increased our allowance for doubtful accounts from $503,000 to $670,000 or 1.1% of trade accounts receivable balance for each of the years 2005 and 2006, respectively.

     Risk Management
     In performing services for our clients, we could potentially be liable for breach of contract, personal injury, property damage or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the sole or concurrent negligence of our clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third-party property damage, professional errors and omissions, and workers compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

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

     Critical Accounting Policies
         Revenue Recognition
         -------------------
         Because the majority of the Company's revenues are recognized under cost-plus contracts, significant estimates are generally not involved in determining revenue recognition. However, in 2006, the Company suffered reversals due to its failure to accurately estimate revenue recognition on our two significant fixed-price EPC contracts.

         Most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue. However, timing of accounts receivable collections has resulted in a serious impact in the Company's liquidity. Also, the Company is engaging in more development contracts with smaller companies. We anticipate that collection risk will be a larger risk on these projects.

         Our revenues are largely composed of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts), of which have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

         These time and material billings are produced every two weeks. Most of the contracts with not-to-exceed provisions are minor in nature.

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

         Change Orders
         -------------
         Change orders are modifications of an original contract that effectively change deliverables under a contract without adding new provisions. Either we or our clients may initiate change orders. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project.

         Change orders occur when changes are experienced once a contract is begun. Change orders are sometimes documented and the terms of change orders are agreed with the client before the work is performed. Other times, circumstances may require that work progress without the client's written agreement before the work is performed. In those cases, we are taking a risk that the customer will not sign a change order or at a later time the customer will seek to negotiate the pricing of the additional work. Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

         We have a favorable history of negotiating and collecting for work performed under change orders and our bi-weekly billing cycle has proven to be timely enough to properly account for change orders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this interpretation may have on its consolidated financial statements.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company beginning in the first quarter of 2007. The Company does not expect any impact to its consolidated financial statements upon adoption of SAB No. 108.

     In June 2006, FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued. FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007, and the Company expects that it will not have a material effect on its' financial condition, results of operations, or cash flows.

     In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation" was revised ("SFAS No. 123R"). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No, 123R on January 1, 2006 using the modified prospective method. See Note 11. In March 2005, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An interpretation of FASB Statement No. 143", was issued. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the year ended December 31, 2005, but did not have a material effect on the Company's financial condition, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

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

     As of December 31, 2006 and 2005, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 133.

     The Company's primary interest rate risk relates to its variable-rate line of credit debt obligation, which totaled $24.0 million and $3.8 million as of December 31, 2006 and 2005, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation (i.e., an increase from the actual average interest rate of 8.25% as of December 31, 2006, to an average interest rate of 9.08%, annual interest expense would have been approximately $115,000 higher in 2006 based on the annual average balance. The Company does not have any interest rate swap or exchange agreements.

     The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of December 31, 2006.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2006 and 2005 and statements of income, cash flows and stockholders' equity for the three-year period ended December 31, 2006, are attached hereto and made part hereof.

                                      INDEX


                                                                       Page
                                                                      ------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
   INTERNAL CONTROL OVER FINANCIAL REPORTING                            42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
   CONSOLIDATED FINANCIAL STATEMENTS                                    44

CONSOLIDATED BALANCE SHEETS
     December 31, 2006 and 2005                                         45

CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 2006, 2005 and 2004                       46

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended December 31, 2006, 2005 and 2004                       47

CONSOLIDATED STATEMENTS OF CASH FLOW
     Years Ended December 31, 2006, 2005 and 2004                       48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              50

SCHEDULE II
     Valuation and Qualifying Accounts                                  76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
                               FINANCIAL REPORTING


Board of Directors
Englobal Corporation
Houston, Texas

We were engaged to audit management's assessment included in the accompanying Management's Report on Internal Control over Financial Reporting that ENGlobal Corporation and Subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses described therein, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

The scope of our audit of management's assessment and the effectiveness of internal control over financial reporting was limited as a result of management's substantial delay in the performance of and delivery to us of its completed assessment. Specifically, we were provided substantially all of the documentation related to management's assessment subsequent to December 31, 2006 and, as a result, we were unable to obtain sufficient evidence that the controls were designed and operating effectively at December 31, 2006.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2006:

     1. Deficiencies in the Company's Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the Company had a shortage of support and resources in our accounting department, which resulted in insufficient: (i) documentation and communication of our accounting policies and procedures; and (ii) internal audit processes of our accounting policies and procedures.

     2. Deficiencies in the Company's Information Technology Access Controls. The Company did not maintain effective controls over preventing access by unauthorized personnel to end-user spreadsheets and other information technology programs and systems.

     3. Deficiencies in the Company's Accounting System Controls. The Company did not effectively and accurately close the general ledger in a timely manner and we did not provide complete and accurate disclosure in our notes to financial statements, as required by generally accepted accounting principles.

     4. Deficiencies in the Company's Controls Regarding Purchases and Expenditures. The Company did not maintain effective controls over the tracking of our commitments and actual expenditures with third-party subsidiaries on a timely basis.

     5. Deficiencies in the Company's Controls Regarding Fixed-Price Contract Information. The Company did not maintain effective controls over the complete, accurate, and timely processing of information relating to the estimated cost of fixed-price contracts.

     6. Deficiencies in the Company's Revenue Recognition Controls. The Company did not maintain effective policies and procedures relating to revenue recognition of fixed price contracts.

     7. Deficiencies in the Company's Controls over Income Taxes. The Company did not maintain sufficient internal controls to ensure that amounts provided for in the financial statements for income taxes accurately reflected the Company's income tax position as of December 31, 2006.

     8. Deficiency in Completing Management's Assessment of Internal Control over Financial Reporting in a Timely Manner. The Company did not meet the documentation and testing requirements under section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2006. As a result, management was unable to assess the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 as required by the Sarbanes-Oxley Act of 2002 in sufficient time for an audit of management's assessment to be completed as of December 31, 2006.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007 on those consolidated financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management failed to provide us with timely documentation of the Company's internal control over financial reporting and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on either management's assessment or on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

We do not express an opinion or any other form of assurance on management's statements referring to any and all remediation steps taken.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ENGlobal Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2006. Our report thereon dated March 15, 2006 expressed an unqualified opinion.


Hein & Associates LLP
Houston, Texas

March 15, 2007

           Report of Independent Registered Public Accounting Firm on
                        Consolidated Financial Statements

Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the"Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2006. We have also audited the schedule listed in the accompanying Item 16. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth, therein in relation to the financial statements taken as a whole.

We were also engaged to audit, in accordance with the standards of Public Company Accounting Oversight Board (United States), management's assessment and the effectiveness of ENGlobal Corporation and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 15, 2007, did not express an opinion on management's assessment and the effectiveness of internal control over financial reporting.


Hein & Associates LLP
Houston, Texas
March 15, 2007


                                            ENGLOBAL CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                 DECEMBER 31, 2006 AND 2005


                                                         ASSETS
Current Assets                                                                                        2006                 2005
                                                                                                 -------------        --------------
  Cash                                                                                           $   1,402,880        $     159,414
  Trade receivables, net                                                                            60,247,612           46,248,458
  Prepaid expenses and other current assets                                                          1,723,907            1,600,369
  Current portion of notes receivable                                                                   52,031                 --
  Costs and estimated earnings in excess of billings on uncompleted contracts                        5,390,111            4,148,275
  Deferred tax asset                                                                                 2,310,106              305,258
  Inventories                                                                                             --                153,968
  Federal income taxes receivable                                                                    1,148,014               52,818
                                                                                                 -------------        -------------
      Total Current Assets                                                                          72,274,661           52,668,560
Property and Equipment, net                                                                          8,724,902            6,861,361
Goodwill and Other Intangibles                                                                      19,202,197           15,454,583
Other Intangible Assets, net                                                                         5,426,824              413,596
Long term notes receivable, net of current portion                                                     129,105                 --
Non-current Deferred Tax Asset                                                                            --                 74,892
Other Assets                                                                                           468,864              462,938
                                                                                                 -------------        -------------
     Total Assets                                                                                $ 106,226,553        $  75,935,930
                                                                                                 =============        =============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                               $  14,672,165           15,211,331
  Accrued compensation and benefits                                                                 12,806,919            9,799,074
  Notes payable                                                                                      1,109,772                 --
  Current portion of long-term debt                                                                  1,418,029              547,934
  Deferred rent                                                                                        678,583              361,292
  Billings in excess of costs and estimated earnings on uncompleted contracts                          539,910            3,775,625
  Other liabilities                                                                                  5,862,634            1,148,079
                                                                                                 -------------        -------------
      Total Current Liabilities                                                                     37,088,012           30,843,335
Long-Term Debt, net of current portion                                                              27,162,263            5,227,976
Deferred Tax Liability                                                                               1,114,224                 --
                                                                                                 -------------        -------------
     Total Liabilities                                                                              65,364,499           36,071,311
                                                                                                 -------------        -------------
Commitments and Contingencies (Notes 9, 10, 12, 16, 19 and 20)
Stockholders' Equity
  Common stock - $0.001 par value; 75,000,000 shares authorized; 26,807,460 and 26,289,567 shares outstanding and 26,807,460 and 26,941,944 issued
    at December 31, 2006 and 2005, respectively                                                         27,459               26,941
  Additional paid-in capital                                                                        31,147,343           27,230,332
  Retained earnings                                                                                  9,717,354           13,203,208
  Treasury stock - 0 and 652,377 shares at cost, at December 31, 2006 and 2005,
  respectively                                                                                            --               (592,231)
  Accumulated other comprehensive income (loss)                                                        (30,102)              (3,631)
                                                                                                 -------------        -------------

    Total Stockholders' Equity                                                                      40,862,054           39,864,619
                                                                                                 -------------        -------------

    Total Liabilities and Stockholders' Equity                                                   $ 106,226,553        $  75,935,930
                                                                                                 =============        =============

                           See accompanying notes to these consolidated financial statements.




                                                ENGLOBAL CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             Years Ended December 31,
                                                                            -------------------------------------------------------
                                                                                2006                 2005                 2004
                                                                            -------------        -------------        -------------
Operating Revenues
     Engineering                                                            $ 278,157,053        $ 219,425,730        $ 134,778,281
     Systems                                                                   24,933,308           14,159,103           14,109,960
                                                                            -------------        -------------        -------------
         Total Revenue                                                        303,090,361          233,584,833          148,888,241
                                                                            -------------        -------------        -------------

Direct Costs
     Engineering                                                              254,031,157          192,263,673          118,804,896
     Systems                                                                   22,794,971           13,048,500           11,891,287
                                                                            -------------        -------------        -------------
         Total Direct Costs                                                   276,826,128          205,312,173          130,696,183
                                                                            -------------        -------------        -------------

Gross Profit                                                                   26,264,233           28,272,660           18,192,058

Selling, General, and Administrative Expenses                                  29,884,682           19,688,765           13,700,088
                                                                            -------------        -------------        -------------

Operating Income (Loss)                                                        (3,620,449)           8,583,895            4,491,970
     Interest Expense                                                          (1,311,794)            (800,072)            (590,227
     Other income                                                                 632,880              114,538              118,409
                                                                            -------------        -------------        -------------
         Income (Loss) before Provision for Income Taxes                       (4,299,363)           7,898,361            4,020,152

Provision for Income Taxes                                                       (813,510)           3,115,980            1,655,763
                                                                            -------------        -------------        -------------

Net Income (Loss)                                                           $  (3,485,853)       $   4,782,381        $   2,364,389
                                                                            =============        =============        =============

Basic Earnings per Share                                                    $       (0.13)       $        0.20        $        0.10

Weighted Average Common Shares Outstanding for Basic                           26,538,290           24,300,114           23,454,545
                                                                            =============        =============        =============

Diluted Earnings per Share                                                  $       (0.13)       $        0.19        $        0.10

Weighted Average Common Shares Outstanding for Diluted                         26,538,290           25,250,487           23,785,939
                                                                            =============        =============        =============


                                      See accompanying notes to these consolidated financial statements.




                                                ENGLOBAL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004


                                                                             Accumulated
                                          Common Stock         Additional   Comprehensive                                Total
                                     -----------------------     Paid-In     Translation     Retained     Treasury     Stockholders'
                                         Shares      Stock       Capital     Gain/(Loss)     Earnings       Stock         Equity
                                     -----------   ---------   -----------   -----------    ----------    ----------    -----------
BALANCES-DECEMBER 31, 2003            24,034,288      24,034    12,094,382         --        6,056,438         --        18,174,854
     Exercise of options                  38,242          38        42,474         --             --           --            42,512
     Common stock purchased for
        treasury                        (652,377)       --            --           --             --       (592,231)       (592,231)
     Common stock issued through
        employee stock purchase
        plan                              46,686          47        61,359         --             --           --            61,406
     Net income                             --          --            --           --        2,364,389         --         2,364,389
                                    ------------    --------   ------------    ---------   ------------   ----------    -----------

BALANCES-DECEMBER 31, 2004            23,466,839      24,119    12,198,215         --        8,420,827     (592,231)     20,050,930
     Exercise of options                 727,793         728     1,484,981         --             --           --         1,485,709
     Common stock issued through
       employee stock purchase
       plan                               94,935          94       231,044         --             --           --           231,138
     Common stock issued through
       private placement               2,000,000       2,000    13,071,092         --             --           --        13,073,092
     Tax benefit of non-qualified
       options exercised                    --          --         245,000         --             --           --           245,000
       Net income                           --          --            --           --        4,782,381         --         4,782,381
     Comprehensive income:
       Foreign currency
         translation adjustment             --          --            --         (3,631)          --           --            (3,631)
                                    ------------    --------   ------------    ---------   ------------   ----------   ------------

BALANCES-DECEMBER 31, 2005            26,289,567    $ 26,941  $ 27,230,332    $  (3,631)  $ 13,203,208    $(592,231)   $ 39,864,619
     Exercise of options                 329,273         329       729,580         --             --           --           729,909
     Shares issued at acquisition
       for WRC                           175,000         175     1,399,825         --             --           --         1,400,000
     Common stock issued through
       employee stock purchase
       plan                               13,620          14       102,954         --             --           --           102,968
     Common stock issued through
       private placement                    --          --         (40,000)        --             --                        (40,000)
     Stock based compensation               --          --       2,176,162         --             --                      2,176,162
     Treasury shares retirement         (592,231)       --         592,231         --
     Tax benefit of non-qualified
       options exercised                    --          --         140,721         --             --           --           140,721
       Net income                           --          --            --           --       (3,485,853)        --        (3,485,853)
             Rounding difference            --          --            --           --               (1)        --                (1)
     Comprehensive income:
       Foreign currency
         translation adjustment             --          --            --        (26,471)          --           --           (26,471)
                                    ------------   --------   ------------    ---------   ------------    ---------    ------------

BALANCES-DECEMBER 31, 2006            26,807,460    $ 27,459  $ 31,147,343    $ (30,102)  $  9,717,354    $    --      $ 40,862,054
                                    ============   ========   ============    =========   ============    =========    ============


                                    See accompanying notes to these consolidated financial statements.


                                           ENGLOBAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Years Ended December 31,
                                                                                ---------------------------------------------------
                                                                                     2006               2005               2004
                                                                                -------------      -------------      -------------
Cash Flows from Operating Activities
     Net income (loss)                                                          $  (3,485,853)     $   4,782,381      $   2,364,389
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities -
         Depreciation and amortization                                              3,369,244          1,836,376          1,246,532
         Stock based compensation                                                   2,176,162               --                 --
         Deferred income tax expense                                               (2,317,275)          (313,150)           254,000
         (Gain) Loss on disposal of property, plant and equipment                      42,315           (131,732)             2,564
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                         (9,825,423)       (15,462,947)       (10,595,425)
         Inventories                                                                  153,968             18,747            (54,375)
         Costs and estimated earnings in excess of billings                        (1,244,902)        (2,980,859)           (90,604)
         Prepaid expenses and other assets                                            509,362            630,559            231,401
         Accounts payable                                                          (1,235,758)         4,699,207            691,093
         Accrued compensation and benefits                                          2,261,018          3,739,853          1,713,253
         Billings in excess of costs and estimated earnings                        (3,235,715)         1,461,670          1,939,616
         Other liabilities                                                          5,078,829            326,655            128,114
         Income taxes receivable (payable)                                         (1,198,936)           473,523           (221,610)
                                                                                -------------      -------------      -------------
              Net cash provided by (used in) operating activities                  (8,952,964)          (919,717)        (2,391,052)
                                                                                -------------      -------------      -------------
Cash Flows from Investing Activities
     Purchase of property and equipment                                            (3,405,141)        (3,229,925)        (1,195,588)
     Additional consideration for acquisitions                                           --              (26,368)          (625,000)
     Proceeds from insurance                                                           68,317               --                 --
     Partnership distributions                                                        350,000               --                 --
     Acquisitions of businesses, net of cash acquired                              (6,528,583)              --                 --
     Proceeds from sale of assets                                                     185,106             15,400              9,897
     Proceeds from sale of Thermaire                                                     --              823,350               --
                                                                                -------------      -------------      -------------
              Net cash used in investing activities                                (9,330,301)        (2,417,543)        (1,810,691)
                                                                                -------------      -------------      -------------
Cash Flows from Financing Activities
     Borrowings on line of credit                                                 143,820,724         92,151,545        134,571,349
     Payments on line of credit                                                  (123,631,669)      (101,907,187)      (126,597,915)
     Proceeds from issuance of common stock                                           933,598         15,034,940            103,918
     Proceeds from notes receivable                                                    38,119               --                 --
     Short-term borrowings (repayments)                                                  --           (1,037,399)        (1,071,885)
     Capital lease repayments                                                            --               (4,371)           (12,478)
     Long-term debt repayments                                                     (1,607,959)          (745,229)        (2,822,679)
                                                                                -------------      -------------      -------------
              Net cash provided by (used in) financing activities                  19,552,813          3,492,299          4,170,310

Effect of Exchange Rate Changes on Cash                                               (26,082)            (3,631)              --
                                                                                -------------      -------------      -------------
              Net Change in Cash and Cash Equivalents                               1,243,466            151,408            (31,433)
Cash and Cash Equivalents - beginning of year                                         159,414              8,006             39,439
                                                                                -------------      -------------      -------------
Cash and Cash Equivalents - end of year                                         $   1,402,880      $     159,414      $       8,006
                                                                                =============      =============      =============


                                      See accompanying notes to these consolidated financial statements.



                                                    ENGLOBAL CORPORATION AND SUBSIDIARIES


Non-Cash Transactions
     Issuance of note for insurance                                                   1,347,232            197,794         1,092,096
     Retirement of treasury stock                                                       592,231               --                --
     Acceptance of note for Constant Power assets                                      (216,000)              --                --
     Issuance of common stock for purchase of WRC Corporation                         1,400,000               --                --
     Acquisition of treasury stock with note payable                                       --                 --             592,231
         Issuance of note for ATI assets                                              1,000,000               --                --
         Issuance of note for purchase of WRC Corporation                             2,400,000               --                --
         Issuance of note for Watco assets                                              500,000               --                --
         Issuance of notes payable for assets of EDG, AmTech, CIS
   and Infotech                                                                            --                 --           2,575,000
Supplemental Cash Flow Information
     Cash paid during the year for -
         Interest                                                                   $   976,841        $   890,266       $   420,627
         State and federal income taxes                                               2,464,848          2,959,133         1,196,761
         Refund from state franchise taxes                                                 --               48,531              --















                                      See accompanying notes to these consolidated financial statements.

                                                                    49

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

     Organization
     Brief descriptions of the active companies included in the consolidated group follow:

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

         ENGlobal Construction Resources, Inc. ("ECR") - provides pipeline inspection services to the oil and gas, utility and pipeline industries and turnaround, asset management, and start-up services for the petrochemical industry.

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

         WRC Corporation ("WRC") - primarily provides land management, right-of-way services, environmental compliance, and governmental regulatory services to pipeline, utility and telecom companies and other owner/operators of "infrastructure" facilities.

         WRC Canada - provides land management and inspection services.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash
     ----
     Cash includes cash in bank at December 31, 2006. The Company's banking system provides for daily replenishment of major bank accounts for check-clearing requirements. Accordingly, there were negative book balances of $2.7 million on December 31, 2006 and $2.0 million on December 31, 2005. Such balances result from outstanding checks that have not yet been paid by the bank and are reclassified to accounts payable in the accompanying consolidated balance sheets.

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

     On occasion, the Company, serving as an agent for the client procures materials and equipment on behalf of the client and the cost of such materials and equipment is reimbursed with no mark-up or profit. In accordance with Statement of Position (SOP) 81-1, revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting, this "pass-through" type of transaction is reported net. During 2006 and 2005, pass-through transactions totaled $8.9 million and $20.6 million, respectively.

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

     Variable costs such as travel, repairs and maintenance, supplies and depreciation directly related to producing revenues are included in contract costs to arrive at gross profit.

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

     We have five major types of contracts:

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

     Cost-Plus, Not-To-Exceed
     ------------------------
     Under cost-plus, not-to-exceed contracts, clients are charged on the same basis as either cost-plus, labor plus fixed mark-up, or cost-plus fixed labor rate contracts. The contract is awarded with a set maximum aggregate revenue, referred to as the not-to-exceed amount. The Company does not earn revenue over the not-to-exceed amount unless we obtain a change order. The Company is not obligated to complete the contract once the not-to-exceed amount has been reached.

     Fixed-Price
     -----------
     Under fixed-price contracts, clients are charged an agreed amount negotiated in advance of a specific scope of work, be it related to engineering, construction and procurement service revenue or product sales. We recognize revenue on fixed-price contracts using the percentage-of-completion method described above. Prior to completion, gross profit recognition on any fixed-price contract is dependent upon the accuracy of our estimates and will increase to the extent that current estimates of aggregate actual cost are below the amounts previously estimated. Conversely, if the Company's current estimated cost exceeds prior estimates, gross profit will decrease and we may realize a loss on a project. In order to increase aggregate revenue on a contract, we generally must obtain a change order to receive payment for additional cost (see "Change Orders").

     Guaranteed Max
     --------------
     Under a guaranteed max contract, clients are charged on the same basis as either cost-plus, labor plus fixed markup or cost-plus fixed labor rate. The contract is awarded with a set maximum aggregate revenue amount referred to as the guaranteed max amount. The Company is required to complete the scope of contract even if they have reached the guaranteed max amount. Therefore, the Company recognizes revenue on guaranteed max contracts using the percentage of completion method described above and commonly treats them the same as fixed-price contracts. In

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     order to increase aggregate revenue on a contract, we generally must obtain a change order to receive payment for additional cost (see "change orders").

     Change Orders
     -------------
     Change orders are modifications of an original contract that effectively change the deliverables under the contract without adding new provisions. Either we or our clients may initiate change orders. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work and/or the period of completion of the project.

     Change orders occur when changes are required or requested after work on a contract has begun. Change orders are documented and the terms of change orders are agreed with the client before the work is performed. Circumstances, at times, may require that work progress without the client's written agreement before the work is performed. Cost related to change orders is recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

     Inspection and Acceptance (Cost-plus Contracts)
     -----------------------------------------------
     Generally, other than on fixed-price contracts, clients inspect and accept work as executed based on designated milestones or billing cycles, although such acceptance does not waive the client's right to a claim under a warranty provision for work deficiencies that fail to meet industry standards.

     Inspection and Acceptance (Fixed-Price Contracts)
     -------------------------------------------------
     Generally, clients inspect and accept work based on designated milestones, although such acceptance does not waive the client's right to a claim under a warranty provision for work deficiencies.

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


                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Intangible Assets and Goodwill
     ------------------------------
     Intangible assets is comprised of non-compete covenants and customer relationships acquired through acquisitions. As of December 31, 2006 and
     December 31, 2005, the cost and accumulated amortization of our intangible assets were as follows:

                                                             Non-Compete                              Customer
                                                              Covenants          Use of Name       Relationships         Total
                                                           ----------------     -------------    -----------------   -------------
     As of December 31, 2006
     Intangible assets                                     $          3,846     $          10    $           2,547   $       6,403
         Less: accumulated amortization                                 704                 6                  266             976
                                                           ----------------     -------------    -----------------   -------------
         Intangible assets, net                            $          3,142     $           4    $           2,281   $       5,427
                                                           ================     =============    =================   =============

         As of December 31, 2005
         Intangible assets                                 $            550     $          10    $               -   $         560
         Less: accumulated amortization                                 142                 4                    -             146
                                                           ----------------     -------------    -----------------   -------------
         Intangible assets, net                            $            408     $           6    $               -   $         414
                                                           ================     =============    =================   =============


     Intangible assets are amortized using the straight-line method based on the estimated useful life of the intangible assets.
     Expected amortization expense of our amortizable intangible assets is as follows:

                                                             Non-Compete                         Customer
     Years Ending, December 31                                Covenants        Use of Name    Relationships         Total
--------------------------------------------------         --------------     ------------    --------------     -----------

         2007                                              $          683     $          2    $          457     $     1,142
         2008                                                         671                2               456           1,129
         2009                                                         650                -               456           1,106
         2010                                                         570                -               456           1,026
         2011                                                         568                -               456           1,024
                                                           --------------     ------------    --------------     -----------
                                                           $        3,142     $          4    $        2,281     $     5,427
                                                           ==============     ============    ==============     ===========
         Weighted Average Amortization
            Period Remaining at December 31, 2006 (years)             4.8              2.0               5.0


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

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment identified. The Company tested goodwill for impairment at December 31, 2005 and 2006 resulting in no impairment of goodwill.

     In 2004, acquisitions of assets of several companies resulted in an increase of $1,725,000 to goodwill. Acquisitions of the assets of Engineering Design Group, Inc. ("EDGI"), InfoTech, and Cleveland Inspection Services, Inc. ("CIS") resulted in increases to goodwill of $139,000, $270,000 and $1,316,000, respectively. In 2005, goodwill increased $170,000 primarily from earn-outs related to acquisitions. In 2006, goodwill increased $3.0 million primarily from the deferred tax benefit realized on acquisitions of WRC plus additional earn-outs related to acquisitions.

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

     In June 2006, FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued. FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007, and will not have a material effect on the Company's financial condition, results of operations, or cash flows.

     Stock Based Compensation
     ------------------------
     The Company currently sponsors a stock-based compensation plan as described below. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)"). Under the fair value recognition provisions of SFAS No. 123 (R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually a vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on the vested portion of the awards; however, the total compensation expense is recognized on a straight-line basis over the vesting period.

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

     Earnings Per Share
     Earnings per share was computed as follows:

                                                                 Reconciliation of Earnings per Share Calculation
                                                 ---------------------------------------------------------------------------------
                                                           2006                       2005                        2004
                                                 -------------------------- --------------------------  --------------------------
                                                    Basic        Diluted       Basic        Diluted        Basic        Diluted
                                                 ------------  ------------ ------------- ------------  ------------  ------------
     Net Income (Loss)                           $ (3,485,853)  (3,485,853) $  4,782,381  $ 4,782,381   $ 2,364,389   $ 2,364,389
                                                 ============  ===========  ============  ===========   ===========   ===========
     Weighted average number of shares
        outstanding for basic                      26,538,290                 24,300,114                 23,454,545
     Weighted average number of shares
        outstanding for diluted                                 26,538,290                 25,250,487                  23,785,939
     Net income (loss) per share available
        for common stock
         Net Income (Loss)                       $      (0.13)       (0.13) $       0.20  $      0.19   $      0.10   $      0.10

     Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended
     December 31, 2006, 2005 and 2004.

                                                                               2006                 2005                2004
                                                                        -----------------    -----------------    ----------------
     Common stock issued - beginning of year                                  26,289,567           23,466,839          24,034,288
     Weighted average common stock issued (repurchased)                          248,723              833,275            (579,743)
                                                                        ----------------    -----------------    ----------------
         Shares used in computing basic earnings per share                    26,538,290           24,300,114          23,454,545
     Assumed conversion of dilutive stock options                                      -              950,373             331,394
                                                                        ----------------    -----------------    ----------------
     Shares used in computing diluted earnings per share                      26,538,290           25,250,487          23,785,939
                                                                        ================    =================    ================

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

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income
     --------------------
     Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity, such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The cumulative translation adjustment is included in accumulated other comprehensive income. (See Note 4)

     Reclassifications
     -----------------
     Amounts in prior years' financial statements are reclassified as necessary to conform to the current year's presentation. Such reclassifications had no effect on net income.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this interpretation may have on its consolidated financial statements.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company beginning in the first quarter of 2007. The Company does not expect any impact to its consolidated financial statements upon adoption of SAB No. 108.

     In June 2006, FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued. FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of assessing the impact on its financial statements, but does not expect any material impact on the Company's financial condition, results of operations, or cash flows.

     In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation" was revised ("SFAS No. 123R"). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No, 123R on January 1, 2006 using the modified prospective method. See Note 11.

     In March 2005, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An interpretation of FASB Statement No. 143", was issued. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the year ended December 31, 2005, but did not have a material effect on the Company's financial condition, results of operations or cash flows.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) represents net earnings (loss) and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings (loss) and recognized directly as a component of stockholders' equity.

      Accumulated other comprehensive income is as follows:

                                                                       2006           2005            2004
                                                                    ----------    ------------     ---------
                                                                                  (in thousands)
                                                                    ----------------------------------------
       Net income (loss) Before Foreign Currency Translation            (3,485)   $      4,782     $    2,364
           Other comprehensive income:                                       -               -             -
           Foreign Currency Translation Adjustment                         (26)             (4)            -
                                                                    ----------    ------------     ----------
       Comprehensive Income (Loss)                                      (3,511)   $      4,778     $    2,364
                                                                    ==========    ============     ==========

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2006 and 2005:

                                                                        2006           2005
                                                                     ----------    -----------
                                                                           (in thousands)
                                                                     -------------------------
       Land                                                                418             202
       Building                                                          1,331           1,359
       Computer equipment and software                                   9,048           6,374
       Shop equipment                                                    1,093             904
       Furniture and fixtures                                              628             477
       Building and leasehold improvement                                2,018           1,561
       Autos and trucks                                                    260             191
                                                                    ----------      ----------
                                                                        14,796          11,068
       Accumulated depreciation and amortization                        (6,536)         (4,254)
                                                                    ----------      ----------
                                                                         8,260           6,814
       Project controls and software upgrade in process                    465              47
                                                                    ----------      ----------
           Property and equipment, net                                   8,725           6,861
                                                                     ==========     ==========



                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     The components of trade receivables as of December 31, 2006 and 2005 are as follows:

                                                                                                        2006                 2005
                                                                                                      --------             --------
                                                                                                             (in thousands)
                                                                                                      -----------------------------
              Amounts billed                                                                          $ 43,655             $ 28,964
              Amounts billable
                billed January of the following year                                                    15,689               16,523
              Retainage                                                                                  1,573                1,265
              Less: Allowance for uncollectible accounts                                                  (670)                (503
                                                                                                      --------             --------
                  Trade receivables, net                                                              $ 60,247             $ 46,249
                                                                                                      ========             ========

    The components of other liabilities as of December 31, 2006 and 2005 are as follows:

                                                                                                          2006               2005
                                                                                                      --------             --------
                                                                                                             (in thousands)
                                                                                                      -----------------------------
              Reserve for known contingencies                                                         $  4,724             $   --
              Accrued interest                                                                             297                  144
              Federal and State Taxes Payable                                                              510                  408
              Other                                                                                        332                  596
                                                                                                      --------             --------
                  Other liabilities                                                                   $  5,863             $  1,148
                                                                                                      ========             ========

NOTE 7 - FIXED-PRICE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2006 and 2005:

                                                                                                          2006               2005
                                                                                                      --------             --------
                                                                                                             (in thousands)
                                                                                                      -----------------------------
              Costs incurred on uncompleted contracts                                                 $ 75,317             $ 23,426
              Estimated earnings (losses) on uncompleted contracts                                      (7,390)               4,437
                                                                                                      --------             --------
              Earned revenues                                                                           67,927               27,863
              Less:  Billings to date                                                                   63,077               27,490

                  Net costs and estimated earnings in excess of
                     billings on uncompleted contracts                                                $  4,850             $    373
                                                                                                      ========             ========

              Costs and estimated earnings in excess of
                billings on uncompleted contracts                                                        5,390                4,148
              Billings in excess of costs and estimated
                earnings on uncompleted contracts                                                         (540)              (3,775)
                                                                                                      --------             --------
                  Net costs and estimated earnings in excess of
                     billings on uncompleted contracts                                                $  4,850             $    373
                                                                                                      ========             ========
                                                                      59


                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDAED FINANCIAL STATEMENTS


NOTE 8 - LINE OF CREDIT AND DEBT

     The Company has a Credit Facility with Comerica Bank ("Comerica"). Effective July 27, 2006, the Company and Comerica entered into an amendment to the Company's existing Credit Facility (the "Comerica Credit Facility"). The maturity date of the Comerica Credit Facility was extended to July 26, 2009 and the limit on the revolving note was increased from $22 million to $30 million, subject to loan covenant restrictions. The Comerica Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of December 31, 2006 and 2005 was $24.0 million and $3.8 million, respectively. At the election of the Company, the interest rate will be the lesser of prime or a three tiered Eurodollar rate, plus 150, 175, or 200 basis points, respectively, based on the ratio of total funded debt to EBITDA for the trailing 12 months, of less than 2.00, between 2.00 and 2.50, and greater than 2.50, respectively. The commitment fee on the unused line of credit is 0.250%. The remaining borrowings available under the line of credit as of December 31, 2006 and 2005, respectively, were $6.0 and $12.0 million after consideration of loan covenant restrictions.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total average funded debt to EBITDA; total average funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, and the Company must comply with an annual limitation on capital expenditures. Due to additional losses incurred on two fixed-price projects during the fourth quarter, the Company requested and was successful in obtaining a waiver and subsequent amendment to its credit agreement with Comerica Bank in order to meet the monthly fixed charge ratio. The Company was in compliance with all covenants under the Comerica Credit Facility as of December 31, 2006.

     Letters of credit
     -----------------
     As of December 31, 2006, the Company had no standby letters of credit outstanding. Standby letters of credit had previously been issued to a refining client to cover contractual obligations funded by the client for progress payments made to equipment manufacturers for major project items. That contractual obligation expired in August 2006.


                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDAED FINANCIAL STATEMENTS


NOTE 8 - LINE OF CREDIT AND DEBT (Continued)

     Long-term debt consisted of the following at December 31, 2006 and 2005:

                                                                                            2006             2005
                                                                                         ------------     ------------
                                                                                                (in thousands)
                                                                                         -----------------------------
         Comerica Credit Facility - Line of credit, prime (8.25% at December 31,          $   23,963       $    3,774
            2006), maturing in July 2009
         The following notes are subordinate to the credit facility and are unsecured:
              Sterling Planet and EDGI - Notes payable, interest at 5%,
                principal payment installments of $15,000 plus interest due quarterly, maturing
                in December 2008                                                                 120              195
              Significant PEI Shareholders (See Note 19)                                           -              188
              Cleveland Inspection Services, Inc., CIS Technical Services and
                F.D. Curtis - Notes payable, discounted at 5% interest,
                principal in
                installments of $100,000 due quarterly, maturing in October 2009               1,109            1,444
              InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in installments of $65,000 plus interest due annually,
                maturing in December 2007                                                         75              130
              ATI Technologies - Note payable, interest at 6%, principal payments in installments of $30,422 including interest due monthly, maturing in
                January 2009                                                                     713                -
              Michael Lee - Note payable, interest at 5%, principal payments in installments of $150,000 plus interest due quarterly, maturing in July
                2010                                                                           2,100                -
              Watco Management, Inc. - Note payable, interest at 4%, principal payments in installments of $137,745 including interest annually,
                maturing in October 2010                                                         500                -
              Miscellaneous                                                                        -               45
                                                                                           ----------       ---------

                  Total long-term debt                                                        28,580            5,776

                  Less:  Current maturities                                                   (1,418)            (548)
                                                                                           ----------       ---------

                  Long-term debt, net of current portion                                  $   27,162        $   5,228
                                                                                          ==========        =========

     Maturities of long-term debt as of December 31, 2006, are as follows:

                                                                                          Maturities
                                                                                         ------------
                                                                                             (in
                                                                                           thousands)
                                                                                         ------------
               Years Ending December 31,
                  2007                                                                    $    1,418
                  2008                                                                         1,535
                  2009                                                                        25,109
                  2010                                                                           432
                                                                                          ----------
                      Total long-term debt                                                $   28,580
                                                                                          ==========

                                       61

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDAED FINANCIAL STATEMENTS


NOTE 9 - OPERATING LEASES

     The Company leases equipment and office space under long-term operating lease agreements.

     The future minimum rental payments on operating leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2006 are as follows:

                                                              Operating
                                                             ------------
                                                                 (in
                                                             (thousands)
                                                             ------------

              Years Ending December 31,
                  2007                                        $    4,366
                  2008                                             2,754
                  2009                                             2,165
                  2010                                             1,938
                  2011 and after                                   1,423
                                                              ----------
                      Total minimum lease payments            $   12,646
                                                              ==========

     Rent expense for the years ended December 31, 2006, 2005 and 2004 was $5,502,000, $2,167,000 and $1,754,000, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) profit sharing plan for its employees. Effective October 1, 2005, the Company amended the Plan to implement a mandatory matching contribution equal to 25% of employee contributions up to 4% of employee compensation for non-regular employees. For regular employees, the Company makes mandatory matching contributions equal to 50% of employee contributions up to 4% of employee compensation. The Company, as determined by the Board of Directors, may make other discretionary contributions. The employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions of approximately $1,310,000, $401,000, and $221,000, respectively, for the years ended December 31, 2006, 2005, and 2004. Effective April 1, 2006, the Company increased its matching contributions to the ENGlobal Corporation 401(k) Plan equal to 50% of regular employee contributions up to 6% of employee compensation, and all other employees will be matched at 33.33% of employee contribution up to 6% of compensation, as defined.

     On June 17, 2004, ENGlobal shareholders ratified the Company's adoption of the 2004 Employee Stock Purchase Plan ("Plan"). Beginning April 2004, the Company provided eligible employees with the opportunity and a convenient means to purchase shares of the Company's common stock as an incentive to exert maximum efforts for the success of the Company. ENGlobal intended that options to purchase stock granted under the Plan would qualify as options granted under an "employee stock purchase plan" as defined in
     Section 423(b) of the Code. The Plan was construed so as to be consistent with Section 423 of the Code, including Section 423(b)(5) which requires that all participants have the same rights and privileges with respect to options granted under the Plan. The cash deferred by participants into the plan, although not significant, was used to meet the Company's cash requirements or was applied to the reduction of the Company's long-term debt. Because of requirements of SFAS 123(R), and probable reduction of benefits that would result, the Company elected to terminate the Plan effective December 31, 2005.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDAED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN

The Company has an incentive plan that provides for the issuance of options to acquire up to 2,650,000 shares of common stock. The incentive plan ("Option Plan") provides for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants are for a ten-year term. Stock options issued to executives and management generally vest over a four-year period; one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors vest one-half on grant date and the remaining half upon the first anniversary of grant date. In 2006 one grant was issued fully vested following termination of a series under which the employee held a similar amount of shares. All stock options grants are issued at the market value of the Company's stock on the date of the grant.

Effective January 1, 2006, the Company adopted SFAS No. 123(R). This statement requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method as prescribed in SFAS No. 123(R) and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption.


Options Granted in 2006 Fair Values, Assumptions, and Impact on Net Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Weighted
                                                                                                                          Average
Series                                            $    11.97             $    9.15              $    6.83              Fair Value
                                        ---------------------    ------------------        ---------------       ----------------
Grant Date                                         4/17/2006              6/1/2006              12/4/2006

Number of Options Granted(1)                         205,000               150,000                175,000                 530,000

Strike Price                                      $    11.97             $    9.15              $    6.83
Market Price - Date of Grant                      $    11.97             $    9.15              $    6.83

Total Compensation at Grant Date                   1,622,494               906,090                754,606               3,283,189

Compensation Recognized
  Vesting In 2006                                    630,079               453,045                754,606               1,837,729

Amount Remaining to Be
Recognized in Compensation                           992,415               453,045                      -               1,445,460

Weighted Average Fair Value
  At Grant Date                                   $     7.91             $    6.04              $    4.31               $    6.19

Assumptions

Expected Life (months)                                 70.42                 63.75                  60.00
Risk-Free Rate of Return                                4.93%                 5.05%                  5.20%
Expected Volatility                                    73.75%                74.45%                 75.06%
Expected Dividend Yield                                 0.00%                 0.00%                  0.00%
Expected Forfeiture Rate                                2.80%                 0.00%                  2.80%

(1) The 11.97 Series had 193,000 options remaining at year end due to employee termination and forfeiture. Compensation recognized for 2006 was adjusted to reflect the forfeitures.


                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDAED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN (Continued)

Stock compensation expenses will be recognized over a weighted average remaining life of 2.41 years.


     Amount of Compensation Expense                       2006 Grants     Pre-2006 Grants    Total Compensation
---------------------------------------------------    ----------------   ---------------    ------------------

                                              2006     $      1,837,729    $    338,433       $      2,176,162
                                              2007              758,625         293,095              1,051,719
                                              2008              305,580         119,862                425,441
                                              2009              305,580               -                305,580
                                                       $      3,207,514    $    751,389       $      3,958,903


No compensation cost has been recognized for grants under the Option Plan prior to 2006 because the exercise price of the options granted to employees equaled or exceeded the market price of the stock on the date of the grant. Had the method prescribed by SFAS No. 123 been applied, the Company's net income available to common stockholders for the years ended December 31, 2005 and 2004 would have been changed to the pro forma amount indicated below:

                                                                                                   2005                2004
                                                                                              ---------------     ---------------
          Net income available for common stock-as reported                                   $     4,782,381      $    2,364,389
         Compensation expenses if the fair value method had been applied to the
            grants, net of taxes                                                                     (538,273)           (112,830)
                                                                                              ---------------     ---------------
              Net income available for common stock-pro forma                                 $     4,244,108      $    2,251,559
                                                                                              ===============     ===============

         Net income per share-as reported
              Basic                                                                           $          0.20      $         0.10
              Diluted                                                                         $          0.19      $         0.10
         Net income available per share-pro forma
              Basic                                                                           $          0.17      $         0.10
              Diluted                                                                         $          0.17      $         0.10

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the pro-forma years 2005 and 2004, dividend yield of 0%, expected volatility of 73.8% to 75.1%, and risk-free interest rates of 4.93% to 5.20%, 5% and 5% for each year presented, and expected lives of two to six years based on the simplified-method calculation. The maximum term of each option is ten years.

     The Company's policy for exercising options begins with the option holder submitting an "Exercise Notice" to the Investor Relations Officer ("IRO").
     The IRO determines the option holder's eligibility and current employment status. The IRO then prepares the "Option Exercise Notification Form".
     Options holders at the "Named Executive" level must be approved to exercise their options by the Compensation Committee. Any required notice is then filed with the SEC. The options holder may then purchase shares at the exercise price.


                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDAED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN (Continued)

     The following table summarizes total aggregate stock option activity for the period December 31, 2003 through December 31, 2006:

                                                                                                                      Weighted
                                                                                           Number of Shares           Average
                                                                                              Outstanding          Exercise Price
                                                                                           -----------------       --------------
     Balance at December 31, 2003                                                                  1,257,168                 2.11
         Granted                                                                                     386,000                 2.01
         Exercised                                                                                   (87,332)                1.03
         Canceled or expired                                                                         (28,686)                1.19
                                                                                           -----------------
     Balance at December 31, 2004                                                                  1,527,150                 2.10
         Granted                                                                                     425,000                 3.91
         Exercised                                                                                  (493,019)                 .98
         Canceled or expired                                                                         (21,164)                1.43
                                                                                           -----------------
     Balance at December 31, 2005                                                                  1,437,967                 3.07
         Granted                                                                                     530,000                 9.47
         Exercised                                                                                  (329,273)                2.22
         Canceled or expired                                                                        (216,200)                6.33
                                                                                           -----------------
     Balance at December 31, 2006                                                                  1,422,494                 5.16
                                                                                           =================

     The following table summarizes information concerning outstanding and exercisable Company common stock options at
     December 31, 2006.

                                                                                 Options
                                                                                Fully-Vested
                            Options             Weighted         Average            And            Weighted
                          Outstanding at         Average        Remaining      Exercisable at       Average      Un-Vested Options
            Exercise     December 31,           Exercise        Contractu       December 31,        Exercise        Balance at
             Prices          2006                 Price            Life             2006             Price       December 31, 2006
          ------------- ---------------         -----------    -------------   ---------------    -------------  ------------------

        $      0.96            104,656        $     0.96           3.8                104,656   $      0.96                      -
        $      1.00             20,000        $     1.00           4.2                 20,000   $      1.00                      -
        $      1.25             60,000        $     1.25           3.0                 60,000   $      1.25                      -
        $      1.81             40,000        $     1.81           7.5                 40,000   $      1.81                      -
        $      1.87             34,000        $     1.87           6.3                 34,000   $      1.87                      -
        $      1.97             25,000        $     1.97           7.2                 25,000   $      1.97                      -
        $      2.05            171,650        $     2.05           7.2                122,250   $      2.05                 49,400
        $      2.32             40,000        $     2.32           6.4                 40,000   $      2.32                      -
        $      2.39             80,000        $     2.39           8.1                 40,000   $      2.39                 40,000
        $      2.50             75,000        $     2.50           8.2                 45,000   $      2.50                 30,000
        $      3.75            150,000        $     3.75           8.5                150,000   $     3.75                       -
        $      6.24              4,188        $     6.24           1.0                  4,188   $      6.24                      -
        $      6.71            100,000        $     6.71           8.9                 60,000   $      6.71                 40,000
        $      6.83            175,000        $     6.83           9.9                175,000   $      6.83                      -
        $      9.15            150,000        $     9.15           9.4                 75,000   $      9.15                 75,000
        $     11.97            193,000        $    11.97           9.3                 77,200   $     11.97                115,800

                        ---------------                                        ---------------                   ------------------
                             1,422,494                                              1,072,294                              350,200
                        ===============                                        ===============                   ==================



                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN (Continued)

     Total intrinsic value of options outstanding at December 31, 2006 (000's)         $   4,738
     Total intrinsic value of options exercisable at December 31, 2006 (000's)         $   4,031
     Total intrinsic value of options exercised during 2006 (000's)                    $   2,466
     Available for grant at December 31, 2006                                            150,806
     Weighted-average fair value of options at grant date, granted in 2005             $    3.52
     Weighted-average fair value of options at grant date, granted in 2004             $    2.15
     Weighted-average remaining life of all options outstanding at December 31, 2006   7.9 years

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

     For the years ended December 31, 2006, 2005, and 2004, the Company had sales in the engineering segment totaling approximately $42.5 million, $84.8 million and $87.9 million attributable to a single customer. In 2006, approximately 16% of our revenues were from one client, approximately 15% of our revenues were from another client and another 10% were from a third client. During 2005 and 2004, a single customer represented approximately
     44% and 59% of total sales, respectively. As of December 31, 2006 the Company had amounts due from 2 customers totaling $11.7 million with 1 customer exceeding 10% of trade receivables. At December 31, 2005, the Company had amounts due from two customer totaling $8.3 million with neither customer exceeding 10% of trade receivables. At December 31, 2004, the Company had amounts due from one customer totaling $7.0 million; no other customer exceeded 10% of trade receivables at that date.

NOTE 14 - RETIREMENT OF TREASURY SHARES AND REDEEMABLE PREFERRED STOCK

     Treasury stock was recorded on our books at $592,231. Upon retirement/cancellation of the shares in 2006 our Paid in Capital account was reduced by $592,231 and the treasury stock account was credited to reduce it to zero.

                                       66

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - RETIREMENT OF TREASURY SHARES AND REDEEMABLE PREFERRED STOCK
         (Continued)

     ENGlobal has a class of preferred stock with 5,000,000 shares originally authorized for issuance. The Company issued to Equus II Incorporated 2,500,000 shares of preferred stock in 2001 and stock dividends totaling 88,000 shares in 2002 and 146,833 shares in 2003. Par value for the preferred stock was $0.001 with a fair value of $1.00 per share at the time of issuance. The preferred shares outstanding were converted into 1,149,089 shares of common stock in August 2003. Following the conversion, the Company reduced the authorized shares of preferred stock to 2,265,167. This class of preferred stock was eliminated by a vote of the Company's stockholders in June, 2006.

     A new class of capital stock of the Company, consisting of 2,000,000 shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock") was approved by the Company's stockholders at its June 2006 meeting. The Board of Directors have the authority to approve the issuance of all or any shares of these shares of Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. The designations, preferences, limitations, restrictions and rights of any series of Preferred Stock designated by the Board of Directors will be set forth in an amendment to the Amended and Restated Articles of Incorporation ("Amended Articles") filed in accordance with Nevada law.

     Blank Check Authority
     ---------------------

     The Preferred Stock is referred to as a "blank check" because the Board of Directors, in their discretion, will be authorized to provide for the issuance of all or any shares of the stock in one or more classes or series, specifying the terms of the shares, subject to the limitations of Nevada law. The Board of Directors would make a determination as to whether to approve the terms and issuance of any shares of Preferred Stock based on its judgment as to the best interests of the Company and its stockholders.

     Reason for the Authorization of "Blank Check" Preferred Stock. The reason for authorizing blank check Preferred Stock is to provide the Company with the flexibility in connection with its future growth. Although the Company presently has no intentions of issuing shares of Preferred Stock, opportunities may arise that require the Board to act quickly, such as businesses becoming available for acquisition or favorable market conditions for the sale of a particular type of Preferred Stock. The Board believes that the authorization to issue Preferred Stock is advisable in order to enhance the Company's ability to respond to these and similar opportunities.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                                                              2006                 2005                2004
                                                                        -----------------    -----------------    ----------------
                                                                                             (in thousands)
                                                                        ----------------------------------------------------------
         Current
              Federal                                                   $          1,047     $          3,016     $           975
              Foreign                                                                 53                    -                   -
              State                                                                  460                  413                 427
                                                                         ---------------     ----------------     ---------------
                                                                                   1,503                3,429               1,402
                                                                         ---------------     ----------------     ---------------
         Deferred
              Federal                                                             (1,917)                (313)                254
                           Foreign                                                   (38)                   -                   -
                           State                                                    (362)                   -                   -
                                                                        ----------------      ---------------      --------------
                                                                                  (2,317)                (313)                254
                                                                        ----------------      ---------------      --------------

                  Total tax provision                                   $           (814)    $          3,116     $         1,656
                                                                        ================     ================     ===============

     The components of the deferred tax asset (liability) consisted of the following at December 31, 2006 and 2005:

                                                                              2006                 2005
                                                                        -----------------    -----------------
                                                                                   (in thousands)
                                                                        --------------------------------------
         Deferred tax asset
              Allowance for doubtful accounts                           $            255     $            171
              Net operating loss carry-forward                                       665                  474
              Accruals not yet deductible for tax purposes                         2,636                  310
              Stock Options                                                          235
              Alternative minimum tax credit carry-forward                             -                  194
                                                                        ----------------     ----------------
                                    Deferred tax assets                            3,791                1,149
                                                                        ----------------     ----------------
                           Less:  Valuation Allowance                                308                    -
                  Deferred tax assets                                              3,483                    -
                                                                        ----------------     ----------------

         Deferred tax liabilities
              Depreciation                                                          (403)                (436)
              Prepaid expenses                                                      (477)                (293)
              Goodwill                                                            (1,407)                 (40)
                                                                        ----------------     ----------------
                  Deferred tax liability                                          (2,287)                (769)
                                                                        ----------------    -----------------

                  Deferred tax asset, net                               $          1,196     $            380
                                                                        ================     ================



                                             ENGLOBAL CORPORATION AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - FEDERAL INCOME TAXES (Continued)

     The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                                              2006                 2005                2004
                                                                        -----------------    -----------------    ----------------
                                                                                             (in thousands)
                                                                        ----------------------------------------------------------
         Federal income tax expense at 34%                              $         (1,462)    $          2,685     $         1,147
         State and foreign taxes, net of tax effect                                  (16)                 273                 212
         Nondeductible expenses                                                      102                    9                  53
         Stock compensation expense                                                  530                    -                   -
         Valuation allowance                                                         308                    -                   -
         Prior year correction                                                      (169)                   -                   -
         Other                                                                      (107)                 149                 244
                                                                        ----------------     ----------------     ---------------
                                                                        $           (814)    $          3,116     $         1,656
                                                                        ================     ================     ===============

     The Company has a federal net operating loss carryforward at December 31, 2006 of approximately $1,049,000. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carry-forward that will be available for utilization in 2007 through 2010.

     The Company also has a foreign net operating loss carryforward at December 31, 2006 of approximately $770,000. This loss is available for utilization in 2007 through 2016.

     The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $308,000 against the entire net operating loss.

NOTE 16 - ACQUISITIONS

     Assets acquired and liabilities assumed by the Company in acquisitions have been recorded on the Company's Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of our acquisitions have been included in the Company's Consolidated Statement of Operations since the respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed has been allocated to goodwill.

     During 2006, the Company acquired Denver-based WRC Corporation ("WRC") and certain assets of Analyzer Technology International, Inc. ("ATI"), and accounted for the acquisitions using the purchase method of accounting for business combinations. In both cases, the purchase price and costs associated with the acquisitions exceeded the preliminary estimated fair value of net assets acquired by approximately $5.6 million and $1.8 million respectively, which was preliminarily assigned to goodwill. During early 2007, the Company completed the valuation of the intangible assets acquired in both the WRC and the ATI transactions and pursuant to those valuations has re-assigned approximately $4.0 million and $1.8 million respectively from goodwill to non-compete agreements and customer relationships with such assets being amortized over 5-6 years.

     On October 6, 2006, the Company, through its wholly-owned subsidiary, ENGlobal Construction Resources, Inc. ("ECR"), acquired certain assets of WATCO Management, Inc. ("WATCO"), a Houston-based business providing construction management, turnaround management, asset management, and project commissioning and start-up services, and related services for projects and facilities located in process plants. The addition of WATCO will provide ECR with opportunities to expand its current services to existing WATCO clients in addition to a complementary business allowing expansion of current services to both existing and future clients. The aggregate purchase price was $1.0 million, including $500,000 in cash and an unsecured promissory note in the principal amount of $500,000 payable in four equal annual installments, bearing interest at the rate of 4% per annum. The estimated fair values of the acquired assets include

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 16 - ACQUISITIONS (Continued)

     approximately $800,000 in intellectual property, $52,000 in fixed assets and $148,000 in goodwill. The Company is in the process of obtaining third-party valuations of the intangible assets; thus the allocation of the purchase price is subject to adjustment.

     The Company purchased Denver-based WRC Corporation ("WRC") on May 25, 2006. WRC provides integrated land management, engineering, and related services to the pipeline, power, and transportation industries, among others. WRC has become a wholly-owned subsidiary of ENGlobal and will now serve as the Company's provider of land management, environmental compliance and governmental regulatory services. WRC currently has approximately 200 employees, with revenues in the 12 months prior to the acquisition exceeding $20 million. The Company expects to utilize WRC's Denver facility as a beachhead for expansion of its services into the Rocky Mountain and Western U.S. regions. ENGlobal purchased all of the outstanding capital stock of WRC in exchange for consideration of cash, a promissory note of $2.4 million to be paid over four years, 175,000 shares of ENGlobal common stock and the repayment of certain obligations of WRC as part of the transaction. At June 30, 2006, goodwill from this transaction was estimated to be $1.5 million.

     In January 2006, one of the Company's subsidiaries, ENGlobal Systems, Inc. ("ESI") acquired certain assets of Analyzer Technology International, Inc. ("ATI"), a Houston-based analyzer systems provider of online process analyzer systems. ATI relocated its operation to ESI's Houston facility, which the Company expects will enable ESI's clients to perform a more efficient factory adaptable test by temporarily connecting both control and analyzer systems onsite prior to delivery. The addition of ATI will provide ESI with a greater presence in the process anlayzer sector, especially for larger downstream opportunities of foreigh grassroots projects.

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

     In October 2004, one of the Company's subsidiaries, ENGlobal Construction Resources, Inc., purchased the name and certain assets of Cleveland Inspection Services, Inc. ("CIS"). CIS provides inspection and constructionmanagement services in support of the oil and gas, utility, and pipeline industries. The Company paid $2.5 million consisting of cash, discounted promissory notes and the assumption of certain designated contract obligations and entered into non-compete agreements with CIS and its principals in exchange for approximately $1.0 million in machinery and equipment, furniture and fixtures, computer equipment, software and other intangible assets. The acquisition resulted in approximately $1.3 million in goodwill which is being recorded and amortized over 15 years for tax purposes.

     One of the Company's subsidiaries, ENGlobal Technical Services, Inc. ("ETS") (formerly known as ENGlobal Design Group, Inc. ("EDG")), purchased certain assets of Tulsa-based Engineering Design Group, Inc. ("EDGI") effective February 1, 2004. The Company believes that the acquisition of these assets enhance its capabilities related to various government and public sector facilities. ETS's most active sector is the Automated Fuel Handling Systems which serves the U.S. Military. In connection with the purchase, the Company acquired $344,000 in tangible assets including furniture and fixtures, computer equipment and software. The Company also assumed a liability for $44,000 in accrued compensated absences for former EDGI employees hired at the time of the purchase, issued two $150,000 notes bearing interest at 5% per annum maturing in December 2008 and a $2.5 million five-year contingent promissory note, with payments due annually, as part of an earn-out based on revenues of the ETS operations over the five years following the acquisition. ETS did not pay any cash or issue any stock in the transaction. The original consideration given for the purchase of certain EDGI assets approximated the fair value of the net assets acquired; therefore, no goodwill arose from the transaction. Principal

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - ACQUISITIONS (Continued)

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

     Segment information for 2006, 2005 and 2004 was as follows:

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment. Revenues and expenses have been reclassified between the segments to provide comparative results. Amounts will tie in total to prior reporting, however, individual segments will vary from prior reports.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SEGMENT INFORMATION (Continued)

                                       Engineering      Systems       Corporate        Intercompany             Total
                                                                                       Eliminations
                                                                       (in thousands)
                                       -------------------------------------------------------------------------------
                                   2006
                Net sales from external
                              customers  $  278,157     $   24,933     $        -    $             -       $  303,090
                Operating profit (loss)       9,084            (14)       (12,690)                 1           (3,620)
                       Depreciation and
                           amortization       1,419            344            512                  -            2,275
                        Tangible assets      65,339         15,122          6,563                  -           87,024
                               Goodwill      18,224            978              -                  -           19,202
                   Capital expenditures       3,286            185            674                  -            4,145

                                   2005
                Net sales from external
                              customers  $  219,426     $   14,159     $        -    $             -       $  233,585
                Operating profit (loss)      18,911           (851)           733            (10,209)           8,584
                       Depreciation and
                           amortization       1,256            101            479                  -            1,836
                        Tangible assets      52,602          5,460          2,419                  -           60,481
                               Goodwill      14,756            699              -                  -           15,455
                   Capital expenditures       2,569            172            489                  -            3,230

                                   2004
                Net sales from external
                              customers  $  134,778     $   14,110     $        -    $             -       $  148,888
                Operating profit (loss)      10,461            636          2,267             (8,872)           4,492
                       Depreciation and
                           amortization         706            108            432                  -            1,246
                        Tangible assets      31,971          6,673          3,332                  -           41,976
                               Goodwill      14,585            699              -                  -           15,284
                   Capital expenditures       1,378             20             67                  -            1,465

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

         could make claims for indemnity pursuant to the Merger Agreement with Petrocon. Pursuant to the terms of the Termination Agreement, the remaining shares in the Indemnification Escrow agreement have been released pro rata to the Significant PEI Shareholders.

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

     The Company's management determined that, due to the cost and complexity associated with administering the 2001 Agreements, it would be in the best interest of the Company and its stockholders to terminate the same. Pursuant to the terms of the Termination Agreement, ENGlobal purchased the 652,377 shares being held in escrow underlying the Replacement Options with an exercise price of $0.96 per share for a discounted payment of $592,231, payable over three years to the Significant PEI Shareholders. ENGlobal also terminated its rights to any of the remaining shares held in escrow and those shares were distributed to the Significant PEI Shareholders. The transaction resulted in 652,377 shares of Treasury Stock and a decrease in Shareholders' Equity of $592,231 until such time as the replacement options are exercised and the exercise price is remitted to the Company. As of December 31, 2006, all payments due to Significant PEI Shareholders had been made.

     Employment Agreements
     ---------------------
     The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire in January 2009. Such agreements provide for minimum salary levels. If the Company terminates the employment of the employee for any reason other than 1) termination for cause, 2) voluntary resignation, or 3) employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of the non-compete. These agreements are renewable for one year at the Company's option.

     Litigation
     ----------
     From time to time, we are involved in various legal proceedings arising in the ordinary course of business alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. As of the date of this filing, we are party to several legal proceedings that have been reserved for or are covered by insurance, or that, if determined adversely to us individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - COMMITMENTS AND CONTINGENCIES (Continued)

     Insurance
     The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $175,000 per occurrence and approximately $12.1million in aggregate in each policy year being covered by a separate insurance policy.

NOTE 20 - SUBSEQUENT EVENTS

     In December 2006, ENGlobal Engineering, Inc. began its plan to merge its Dallas, Texas operations with operations being performed at the Tulsa, Oklahoma and Houston, Texas offices. The transfer of activities at the Dallas office was the result of a decision to consolidate the Company's Texas-based operations while streamlining or reducing overhead costs. A large number of the 25 Dallas employees were offered transfers to ENGlobal's Tulsa, Oklahoma or Houston, Texas offices. Certain employees were asked to remain with the Company in Dallas through March 31, 2007 to allow for an orderly transfer of on-going projects.

     On February 14, 2007, the Company ceased operations through its Dallas office and transferred all remaining operational support to its Tulsa office. At the same time, the Company entered into a sublease commencing on March 1, 2007, for approximately 75% of the continuing lease obligations and sold a majority of the assets which were valued at approximately $90,000. The Company will calculate the remaining obligations related to the move from the Dallas area and record a charge during the first quarter of 2007. The Company estimates the charge will range from $100,000 to $125,000.

     On February 16, 2007, the Company, through its wholly-owned subsidiary, RPM Engineering, Inc. ("RPM"), entered into an Agreement to Purchase and Sell the property (the "Agreement"), together with the building and all improvements thereon located in Baton Rouge, Louisiana for approximately $1.9 million with 20% of purchase price being paid at closing and the balance self-financed for a period no longer than 60 months, amortized over 180 months, payable in equal monthly installments and one irregular installment consisting of the interest and principle due at the end of the 60 months. The interest rate is based on NY prime plus .25%, initially to be 8.5%. Under certain conditions prior to closing and up to sixty days for the last signing of the Agreement, the purchaser may be entitled to the return in full of any deposit held by RPM. The financed portion of the purchase price is secured by a first mortgage on the property. The Company's basis in the property, together with the building and all improvements is approximately $1.4 million at December 31, 2006. It is intended that the closing shall take place on or about April 30, 2007.

                     ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  For the Quarters Ended - 2006
                                            March                  June               September               December
                                         -------------          ------------        --------------           ------------
                                                            (in thousands, except per share amounts)
     Revenues per segment
         Engineering                     $      62,587  93.9%   $     69,752  92.9%   $     76,617   92.9%   $     69,201   87.7%
         Systems                                 4,040   6.1%          5,314   7.1%          5,887    7.1%          9,692   12.3%
                                         -------------          ------------          ------------           ------------
              Total                      $      66,627 100.0%   $     75,066 100.0%   $     82,504  100.0%   $     78,893  100.0%
                                         =============          ============          ============           ============

     Gross profit per segment
         Engineering                     $       7,796  12.5%   $     10,189  14.6%   $      4,426    5.8%    $     1,715    2.5%
         Systems                                   426  10.5%            539  10.1%            123    2.1%          1,050   10.8%
                                         -------------          ------------         -------------           ------------
              Total                      $       8,222  12.3 %  $     10,728  14.3%   $      4,549    5.5%    $     2,765    3.5%
                                         =============          ============         =============           ============

         Net income (loss)               $       1,234          $      2,331          $     (1,570)           $    (5,481)
                                         =============          ============         =============           ============

     Earnings per share - basic          $        0.05          $       0.09          $      (0.06)           $     (0.21)

     Earnings per share - diluted        $        0.05          $       0.09          $      (0.06)           $     (0.21)


                                                                  For the Quarters Ended - 2005
                                            March                  June               September               December
                                         -------------          ------------        --------------           ------------
                                                            (in thousands, except per share amounts)
     Revenues per segment
         Engineering                     $     41,226  92.4%    $    54,962  92.5%   $     55,923   94.4%    $    67,315   95.8%
         Systems                                3,403   7.6%    $     4,457   7.5%          3,343    5.6%          2,956    4.2%
                                         ------------           -----------          ------------            -----------
              Total                      $     44,629 100.0 %   $    59,419 100.0%   $     59,266  100.0%    $    70,271  100.0%
                                         ============           ===========          ============            ===========

     Gross profit per segment
         Engineering                     $      5,405  13.1%    $     6,925  12.6%   $      7,635   13.7%    $     7,197   10.7%
         Systems                                  294   8.6%            354   7.9%            203    6.1%            260    8.8%
                                         -------------          -----------          ------------            ----------
              Total                      $      5,699  12.8%    $     7,279  12.3%   $      7,838   13.2%    $     7,457   10.6%
                                         =============          ===========          ============            ===========

         Net income                      $        921           $     1,520          $      1,620            $       721
                                         ============           ===========          ============            ===========

     Earnings per share - basic          $       0.04           $      0.06          $       0.07            $      0.03

     Earnings per share - diluted        $       0.04           $      0.06          $       0.07            $      0.03

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment. Revenues and expenses have been reclassified between the segments to provide comparative results. Amounts will tie in total to prior reporting, however, individual segments will vary from prior reports.


                                         Schedule II

                                    ENGlobal Corporation

                              VALUATION AND QUALIFYING ACCOUNTS

                                                    Balance -                               Balance -
                                                    Beginning                 Deductions-   End of
               Description                          of Period    Additions    Write offs    Period
-----------------------------------------------------------------------------------------------------
                                                                    (in thousands)
                                                  ---------------------------------------------------
Allowance for doubtful accounts

     For year ended December 31, 2006              $     503    $      251    $      (84)   $     670

     For year ended December 31, 2005              $     476    $       53    $      (26)   $     503

     For year ended December 31, 2004              $     376    $      134    $      (34)   $     476








                                             76

ITEM 9. CHANAGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.    CONTROLS AND PROCEDURES

Item 9A.    Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, as required by Rule 13a-15 of the Exchange Act. As described below, under "Management's Report on Internal Control Over Financial Reporting," material weaknesses were identified in our internal control over financial reporting as of December 31, 2006, relating to our control environment, information technology access, accounting system, purchases and expenditures, fixed-price contract information, and revenue recognition. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Management's Report on Internal Control over Financial Reporting

Effective June 30, 2006, ENGlobal Corporation met the definition of "accelerated filer," as described by Rule 12b-2 of the Exchange Act. As an accelerated filer, we are required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting for the year ended December 31, 2006. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, the end of the fiscal period covered by this report, but management did not complete its assessment until March 2, 2007. Due to the lack of adequate time to permit Hein to audit management's assessment, Hein is unable to render an opinion on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Accordingly, management has identified this as a material weakness. Management's assessment process did not conclude in adequate time to permit Hein to audit management's assessment due to a number of factors, including: (i).our failure to prepare and plan for a timely completion of management's assessment, including adding the resources necessary to do so; and
(ii) our failure to ensure that our accounting department was adequately staffed and sufficiently trained to meet deadlines.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. In assessing the effectiveness of our internal control over financial reporting, management identified the following additional material weaknesses in internal control over financial reporting as of December 31, 2006:

     1. Deficiencies in the Company's Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in our accounting department, which resulted in insufficient: (i) documentation and communication of our accounting policies and procedures; and (ii) internal audit processes of our accounting policies and procedures.

     2. Deficiencies in the Company's Information Technology Access Controls. We did not maintain effective controls over preventing access by unauthorized personnel to end-user spreadsheets and other information technology programs and systems.

     3. Deficiencies in the Company's Accounting System Controls. We did not effectively and accurately close the general ledger in a timely manner and we did not provide complete and accurate disclosure in our notes to financial statements, as required by generally accepted accounting principles.

     4. Deficiencies in the Company's Controls Regarding Purchases and Expenditures. We did not maintain effective controls over the tracking of our commitments and actual expenditures with third-party subsidiaries on a timely basis.

     5. Deficiencies in the Company's Controls Regarding Fixed-Price Contract Information. We did not maintain effective controls over the complete, accurate, and timely processing of information relating to the estimated cost of fixed-price contracts.

     6. Deficiencies in the Company's Revenue Recognition Controls. We did not maintain effective policies and procedures relating to revenue recognition of fixed price contracts, which accounted for approximately 11% of the Company's revenues in 2006.

     7. Deficiencies in the Company's Controls over Income Taxes. We did not maintain sufficient internal controls to ensure that amounts provided for in our financial statements for income taxes accurately reflected our income tax position as of December 31, 2006.

As a result of the material weaknesses described above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established by COSO.

     (c) Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Audit Committee of the Company's Board of Directors have begun to develop remedial measures to address the internal control deficiencies identified above. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate.

     (d) Remediation Initiatives

During 2007, we plan to implement a number of remediation measures to address the material weaknesses described above. The Company's remediation plans include:

     1. We plan to hire additional personnel to assist us with documenting and communicating our accounting policies and procedures to ensure the proper and consistent application of those policies and procedures throughout the Company. Recruitment for this position(s) has begun and the selection process is expected to be completed during the second quarter of 2007.

     2. We plan to implement formal processes requiring periodic self-assessments, independent tests, and reporting of our personnel's adherence to our accounting policies and procedures.

     3. We plan to design effective policies and procedures to control security of and access to spreadsheet information. If necessary, we will also consider implementing a software solution with automatic control checkpoints for day-to-day business processes.

     4. We plan to (i) require additional training for our current accounting personnel; (ii) to hire additional accounting personnel to enable the allocation of job functions among a larger group of accounting staff;
          (iii) to engage outside consultants with technical accounting expertise, as needed; and (iv) to consider restructuring our accounting department, each to increase the likelihood that our accounting personnel will have the resources, experience, skills, and knowledge necessary to effectively perform the accounting system functions assigned to them.

     5. We plan to improve procurement and operational efficiencies by implementing a software system and a matrix organization to more completely, accurately, and timely track commitments on Company-wide purchase and expenditure transactions.

     6. We plan to improve revenue recognition policies and procedures relating to fixed-price contracts by evaluating the level of economic success achieved by past fixed-price contracts and by stressing throughout the Company the importance of (i) accurately estimating costs, (ii) timely updating cost estimates to reflect the accuracy of the cost savings, (iii) accurately estimating expected profit, (iv) timely identifying when a project's scope changes, (v) promptly reporting man hours and costs in excess of those originally estimated; and (vi) closely scrutinizing the bid process.

     7. We plan to train personnel to effectively implement and evaluate the overall design of the Company's fixed-price project control processes. Specifically, we plan to enhance and tighten controls as they relate to the initial bid process and the attendant recognition and management of risk by only bidding on large procurement and construction activities on a cost plus basis.

Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level in conjunction with our Audit Committee. We also plan to take additional steps to elevate Company awareness about and communication of these important issues through formal channels such as Company meetings, departmental meetings, and training.

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

ITEM 11.    EXECUTIVE COMPENSATION

     The information under the captions Executive Compensation, Director Compensation, Compensation Committee, and Report of the Compensation Committee on Executive Compensation and Comparative Stock Performance Graph contained in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.

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

       (a)(3)   Exhibits


                                             EXHIBIT INDEX

                                                                                    Incorporated by Reference to:
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
Exhibit No.                      Description                        Form or    Exhibit No.  Filing Date     SEC File
                                                                   Schedule                   with SEC       Number
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        2.1  Agreement and Plan of Merger by and between            10-QSB        2.23      8/14/01       001-14217
             Industrial Data Systems Corporation, IDS
             Engineering Management, LC, PEI Acquisition, Inc.
             and Petrocon Engineering, Inc.
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        2.2  First Amendment of the Agreement and Plan of Merger     S-4/A        2.24      11/6/01       333-68288
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        2.3  Letter Agreement of the Agreement and Plan of           S-4/A        2.25      11/6/01       333-68288
             Merger
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        3.1  Restated Articles of Incorporation of ENGlobal          10-Q          3.1      11/14/02      001-14217
             Corporation
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        3.2  Amended and Restated Bylaws of Registrant                S-3          4.4      10/31/05      333-129336
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        4.1  Specimen common stock certificate                        S-3          4.1      10/31/05      333-129336
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        4.2  Registration Rights Agreement, dated as of               S-3          4.2      10/31/05      333-129336
             September 29, 2005, by and among ENGlobal
             Corporation and Certain Investors named therein
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        4.3  Securities Purchase Agreement, dated September 29,       S-3          4.5      10/31/05      333-129336
             2005, by and between Tontine Capital Partners,
             L.P. and Registrant
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        4.4  Form of Subscription Agreement by and among              S-3          4.6      10/31/05      333-129336
             Registrant, Michael L. Burrow, Alliance 2000, Ltd.
             and certain subscribers
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.1  Option Pool Agreement between Industrial Data          10-KSB        10.48     4/1/2002      001-14217
             Systems Corporation and Alliance 2000, Ltd. Dated
             December 21, 2001
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.2  Guaranty and Suretyship Agreement between               10-Q         10.64     8/12/02       001-14217
             Industrial Data Systems Corporation and Corporate
             Property Associates 4 dated April 26, 2002
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.3  1998 Incentive Plan                                      S-8         10.49     8/24/05       333-127803
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.4  Amendment No. 1 to 1998 Incentive Plan                   S-8        10.65A     6/9/03        333 - 105966
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.5  Amendment No. 2 to the 1998 Incentive Plan               S-8        10.65A     6/9/03        333 - 105966
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.6  Amendment No. 3 to the 1998 Incentive Plan               S-8         10.52     8/24/05       333-127803
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.7  Form of ENGlobal Corporation (f/k/a Industrial           S-8         10.80     8/24/05       333-127803
             Data Systems Corporation) Non-qualified Stock
             Option Agreement Granted Outside of 1998 Incentive
             Plan
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.8  Lease Agreement between Petrocon Engineering, Inc.      10-Q         10.66     11/14/02      001-14217
             and Phelan Investments on July 25, 2002



                                                                                    Incorporated by Reference to:
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
Exhibit No.                      Description                        Form or    Exhibit No.  Filing Date     SEC File
                                                                   Schedule                   with SEC       Number
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.9  Lease Agreement between Petro-Chem Engineering and      10-Q         10.72     8/14/03       001-14217
             ENGlobal Engineering, Inc. dated June 4, 2003
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.10  Contract between BASF and ENGlobal Engineering,         10-Q         10.73     8/14/03       001-14217
             Inc. dated June 9, 2003
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.11  Sublease Agreements between Family Connect, Inc.,       10-Q         10.74     11/14/03      001-14217
             a tenant of CitiPlex Towers Building and IDS
             Engineering dated February 2, 2003
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.12  Lease Agreement between Oral Roberts University         10-Q         10.75     11/14/03      001-14217
             and IDS Engineering, dba ENGlobal Engineering,
             Inc. dated October 20, 2003
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.13  Second Amendment of the ENGlobal Engineering, Inc.      10-K         10.77     3/30/04       001-14217
             401(k) Plan dated January 1, 2004 (formerly called
             the "Petrocon Engineering, Inc. 401(k) Plan")
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.14  Lease Agreement between ENGlobal Design Group,          10-K         10.79     3/30/04       001-14217
             Inc. and TC Meridian Tower LP dated January 24,
             2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.15  Credit Agreement by and between Comerica Bank and        8-K         10.1      8/9/04        001-14217
             ENGlobal Corporation and its subsidiaries dated
             July 27, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.16  Security Agreement by and between Comerica Bank          8-K         10.2      8/9/04        001-14217
             and ENGlobal Corporation and its subsidiaries
             dated July 27, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.17  Master Revolving Note by and between Comerica Bank       8-K         10.3      8/9/04        001-14217
             and ENGlobal Corporation and its subsidiaries
             dated July 27, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.18  Third Amendment of the ENGlobal Engineering, Inc.       10-K         10.48     3/30/05       001-14217
             401(k) Plan (formerly called the "Petrocon
             Engineering, Inc. 401(k) Plan") dated March 9,
             2005 and effective January 1, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.19  Option to Purchase Share Agreement between Yong
             Choy Lin @ Yong Chai Lin and ENGlobal Engineering,
             Inc. effective September 8, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.20  Management Agreement between ENGlobal Engineering,
             Inc. and SchmArt Technologies Sdn. Bhd effective
             September 8, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.21  ENGlobal 401(k) Plan Final 401(k)/401(m)
             Regulations Amendment effective December 31, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.22  First Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated September 30, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.23  Second Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated April 1, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------



                                                                                    Incorporated by Reference to:
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
Exhibit No.                      Description                        Form or    Exhibit No.  Filing Date     SEC File
                                                                   Schedule                   with SEC       Number
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.24  Third Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated July 31, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.25  Fourth Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated December 31, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.26  Fifth Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated July 26, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.27  Sixth Amendment to Credit Agreement by and among
             Comerica Bank and ENGlobal Corporation and its
             subsidiaries dated March 3, 2007 and effective
             December 31, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.28  ENGlobal Corporation Key Manager Incentive Plan
             effective January 1, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.29  ENGlobal Corporation Executive Level Incentive
             Plan effective January 1, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *11.1  Statement Regarding Computation of Per Share
             Earnings is included as Note 2 to the Notes to
             Consolidated Financial Statements
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       14.1  ENGlobal Corporation Code of Ethics for Chief           10-K         99.5      3/30/04       001-14217
             Executive Officer and Senior Financial Officers
             dated March 25, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       14.2  ENGlobal Corporation Code of Business Conduct and       10-K         99.6      3/30/04       001-14217
             Ethics dated March 25, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *21.1  Subsidiaries of the Registrant
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *23.1  Consent of Hein & Associates LLP
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *31.1  Certification of Chief Executive Officer pursuant
             to Exchange Act Rules 13a-14 or 15d-14
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *31.2  Certification of Chief Financial Officer pursuant
             to Exchange Act Rules 13a-14 or 15d-14
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *32.1  Certification of Chief Executive Officer pursuant
             to Exchange Act Rules 13a-14(b) or 15d-14(b) and
             18 U.S.C. Section 1350
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *32.2  Certification of Chief Financial Officer pursuant
             to Exchange Act Rules 13a-14(b) or 15d-14(b) and
             U.S.C. Section 1350
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
*  Filed herewith

                                                        85

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal CORPORATION


Dated:   March 15, 2007
                                        By:  //s// Michael L. Burrow
                                             Michael L. Burrow, P.E.,
                                             Chief Executive Officer, Director


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