Form 10-K/A
period 2006-12-31
ENGLOBAL CORP
filed 2007-03-29
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K/A

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---       EXCHANGE ACT OF 1934


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
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
                                                           Yes         No   X
                                                                ---        ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act
                                                           Yes         No   X
                                                                ---        ---

Indicate by check mark whether the registrant: (1) has filed all repo required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
                                                           Yes         No  X
                                                               ---        ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
                                                           Non-accelerated
    Large accelerated filer       Accelerated filer  X         filer
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

                                EXPLANATORY NOTE

This Amendment No. 1 (this "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2006 that was originally filed on March 16, 2007 (the "Original Filing"), is being filed to correct certain references and clerical errors.

For the convenience of the reader, this Form 10-K/A sets out the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the following Items of the Original Filing:

Cover Page - A clerical error on the cover page has been corrected; the Original Filing should have indicated that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K will be contained in the definitive proxy statement.

Page 42 - Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, the last sentence should read: "Our report thereon dated March 15, 2007 expressed an unqualified opinion."

Page 44 - Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, the last sentence was omitted and should read: "As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 123 (revised 2004), "Share-Based Payment", during the year ended December 31, 2006.

Page 81 - Part III, Items 10, 12, 13 and 14 should refer to the 2007 annual meeting of stockholders.

Finally, in order to provide for completeness in our annual report filing, certain exhibits that were not available in a form acceptable for filing with the SEC, have been added. The Exhibit listing is provided in its entirety on pages 82 through 86.

No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing, other than to correct typographical and other immaterial errors. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events. None of the additional exhibits filed herewith update or are affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including our current reports on Form 8-K filed on March 16, 2007.

                              ENGlobal Corporation
                              --------------------
                         2006 ANNUAL REPORT ON FORM 10-K
                         -------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------
                                                                           PAGE
                                                                           ----
ITEM 1.         BUSINESS                                                    5

ITEM 1A.        RISK FACTORS                                                16

ITEM 1B.        UNRESOLVED STAFF COMMENTS                                   20

ITEM 2.         PROPERTIES                                                  20

ITEM 3.         LEGAL PROCEEDINGS                                           21

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         21


                                     PART II
                                     -------
ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY        22
                  SECURITIES

ITEM 6.         SELECTED FINANCIAL DATA                                     25

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION                        27

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                         40

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 40

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                    77

ITEM 9A.        CONTROLS AND PROCEDURES                                     77


                                    PART III
                                    --------
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          81

ITEM 11.        EXECUTIVE COMPENSATION                                      81

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS                81

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              81

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES                      81

                                     PART IV
                                     -------
ITEM 15.        EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES                82


                                   SIGNATURES
                                   ----------
                SIGNATURES                                                  87

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

     Business Segments
     -----------------
     During 2006, we operated two business segments: engineering and systems. The respective contributions to our total sales in 2006, 2005 and 2004 for the engineering and the systems segments are summarized below.

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

                                                  Percentage of Revenues
                                         --------------------------------------
              Segment                      2006         2005              2004
                                         -------       -------         --------

                  Engineering              91.8%          93.9%           90.5%
                  Systems                   8.2%           6.1%            9.5%
                                         -------       --------        --------
                                          100.0%         100.0%          100.0%
                                         =======       ========        ========

     Revenues from the systems segment remained constant from 2004 to 2005, but increased 75.4% from 2005 to 2006 primarily as a result of the acquisition of certain assets of Analyzer Technology International, Inc. ("ATI") in January 2006. Engineering revenues increased 62.8% and 26.8%, respectively, from 2004 to 2005 and from 2005 to 2006.

     Engineering Segment
     ---------------------------------------------------------------------------

                                            2006        2005         2004
                                         -----------------------------------
                                                   (Amounts in thousands)
                                         -----------------------------------

              Revenues                   $278,157     $219,426      $134,778
              Operating profit           $  9,084     $ 18,911      $ 10,437
              Total assets               $ 70,549     $ 54,342      $ 46,122

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

         In October 2006, ENGlobal Construction Resources acquired selected assets of Watco Management, Inc. located in Clear Lake, Texas. As a result, we now provide turnaround, asset management, and start-up services for the refining and petrochemical industry. The addition of WATCO will provide ECR with opportunities to expand its current

ITEM 1.           BUSINESS (Continued)

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

         Systems Segment
         -----------------------------------------------------------------------

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


                                              2006         2005          2004
                                             ---------------------------------
                                                  (Amounts in thousands)
                                             ---------------------------------
              Revenues                       $24,933     $ 14,159      $14,110
              Operating profit (loss)        $   (14)    $   (852)     $   660
              Total assets                   $16,099     $  6,159      $ 7,806

         General
         -------
         Our systems segment designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The systems segment currently consists of ENGlobal Systems, Inc. ("ESI"). Beginning in 2005, the operations of ENGlobal Constant Power, ENGlobal Technologies, Inc. and Senftleber & Associates, LP were merged into ESI. The systems segment derives revenues from fees on contracts for the design, assembly and servicing of control and instrumentation systems. Income from the systems segment is primarily derived from our ability to generate revenues and collect cash on fixed-price contracts in excess of our costs for labor, materials and equipment and transportation costs, plus our SG&A expenses.

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


                                       10

     Business Strategy
     -----------------
     In the past year, the Company has focused considerable attention on streamlining its organizational structure and strengthening its leadership team. It anticipates that these efforts will be ongoing in 2007. In addition, our objective is to strengthen the Company's position as a leading engineering and consulting services provider while enhancing the services we offer and expanding our geographic presence. To achieve this objective, we have developed a strategy comprised of the following key elements:

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

          o Pursue Balanced Growth. We continue to pursue balanced growth for our business, utilizing both external acquisitions as well as internal measures as a means of future growth. The internal measures include an active business development program, together with selected initiatives to start new business operations. We also pursue acquisitions that will allow us to offer expanded engineering and control system services

ITEM 1.           BUSINESS (Continued)

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

     Customers
     ---------
     In 2007, the Company will focus substantial attention on improving customer services in certain of its offices in order to enhance satisfaction and increase customer retention. Our customer base consists primarily of Fortune 500 companies representing a variety of industries in the United States. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenues in any given year or over a period of several consecutive years due to major engineering projects. We have had success undertaking new projects for prior clients and providing ongoing services to clients following the completion of the projects.

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

     Employees
     ---------
     As of December 31, 2006, the Company and its subsidiaries employed 2,100 individuals. Of these employees, 1,127 were employed in engineering and related positions; 332 were employed as inspectors; 310 were employed as project support staff; 211 were employed in technical production positions; 95 were employed in administration, finance and management information systems and 25 were employed in sales and marketing. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be, critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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


ITEM 1B.       UNRESOLVED STAFF COMMENTS

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

     The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                         Fiscal Year Ended December 31
                                  -------------------------------------------
                                          2006                    2005
                                  -------------------------------------------
                                   High        Low          High       Low
                                  -------------------------------------------

        First Quarter             14.61       9.14          2.87       2.04
        Second Quarter            14.70       6.91          4.03       2.01
        Third Quarter              8.88       5.71          9.10       3.69
        Fourth Quarter             8.15       5.92          8.75       5.87

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

     The following line graph compares the total returns (assuming reinvestment of dividends) to our Common Stock, the AMEX US Index and the S&P 600 SmallCap Index for the five-year period ended December 31, 2006. This comparison assumes the investment of $100 on December 31, 2000 and the reinvestment of all dividends.


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


-----------------------------
(1) Includes options issued through our 1998 Incentive Plan. For a brief description of the material features of the Plan, see Note 11 of the Notes to the Consolidated Financial Statements. Some of these options, also granted through the 1998 Incentive Plan, were options granted as replacement options for outstanding Petrocon incentive options pursuant to the terms of the December 2001 Merger Agreement with Petrocon.

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

                                                                                   Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 2006          2005          2004          2003          2002
                                                              --------------------------------------------------------------------
                                                                           (in thousands, except per share amounts)
                                                              --------------------------------------------------------------------
     Statement of Operations
         Revenues
              Engineering                                     $   278,157   $   219,426   $   134,778   $   110,535   $    75,817
              Systems                                              24,933        14,159        14,110        13,184        13,305
                                                               ------------  ------------  ------------  ------------  ------------
                  Total revenues                                  303,090       233,585       148,888       123,719        89,122
                                                               ------------  ------------  ------------  ------------  ------------

         Costs and expenses
              Engineering                                         254,031       192,264       118,805        95,021        63,322
              Systems                                              22,795        13,048        11,891        11,725        11,395
              Selling, general and administrative                  29,885        19,689        13,700        12,439        10,632
                                                               ------------  ------------  ------------  ------------  ------------
                  Total costs and expenses                        306,711       225,001       144,396       119,185        85,349
                                                              ------------  ------------  ------------  ------------  ------------
          Operating income (loss)                                  (3,621 )       8,584         4,492         4,534         3,773
         Interest income (expense), net                            (1,312 )        (800 )        (590 )        (784 )        (821 )
         Other income (expense), net                                  652           116           118          (355 )         143
         Foreign currency gain (loss)                                 (19 )          (2 )           -             -             -
                                                              ------------  ------------  ------------  ------------  ------------
         Income (loss) from continuing operations before
            provision for income taxes                             (4,300 )       7,898         4,020         3,395         3,095
         Provision for income taxes                                  (814 )       3,116         1,656         1,110         1,197
                                                              ------------  ------------  ------------  ------------  ------------
         Income (loss) from operations                             (3,486 )       4,782         2,364         2,285         1,898
         Income (loss) from discontinued operations, net of
            taxes                                                       -             -             -          (154 )        (146 )
         Income (loss) from disposal of discontinued
            operations                                                  -             -             -            26             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income (loss)                           $    (3,486 ) $     4,782   $     2,364   $     2,157   $     1,752
                                                              ============  ============  ============  ============  ============




ITEM 6.        SELECTED FINANCIAL DATA (Continued)

                                                                                   Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 2006          2005          2004          2003          2002
                                                              --------------------------------------------------------------------
                                                                           (in thousands, except per share amounts)
                                                              --------------------------------------------------------------------
     Per Share Data
         Basic earnings (loss) per share
              Continuing operations                           $     (0.13 ) $      0.20   $      0.10   $      0.09   $      0.07
              Discontinued operations                                   -             -             -             -             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income per share                        $     (0.13 ) $      0.20   $      0.10   $      0.09   $      0.07
                                                              ============  ============  ============  ============  ============

         Weighted average common
            shares outstanding - basic                             26,538        24,300        23,455        23,301        22,861

         Diluted earnings (loss) per share
              Continuing operations                           $     (0.13 ) $      0.19   $      0.10   $      0.09   $      0.07
              Discontinued operations                                   -             -             -             -             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income per share                        $     (0.13 ) $      0.19   $      0.10   $      0.09   $      0.07
                                                              ============  ============  ============  ============  ============


         Weighted average common
            shares outstanding - diluted                           26,538        25,250        23,786        23,734        23,013

     Cash Flow Data
         Operating activities, net                            $    (8,953 ) $      (920 ) $    (2,391 ) $     6,557   $     1,302
         Investing activities, net                                 (9,330 )      (2,417 )      (1,811 )        (471 )      (1,290 )
         Financing activities, net                                 19,553         3,492         4,170        (6,122 )      (1,182 )
         Exchange rate changes                                        (26 )          (4 )           -             -             -
                                                              ------------  ------------  ------------  ------------  ------------
              Net change in cash and cash equivalents         $     1,244   $       151   $       (32 ) $       (36 ) $    (1,170 )
                                                              ============  ============  ============  ============  ============

     Balance Sheet Data
         Working capital                                      $    35,187   $    21,825   $    14,503   $     6,505   $     8,416
         Property and equipment, net                          $     8,725   $     6,861   $     5,262   $     4,302   $     4,779
         Total assets                                         $   106,227   $    75,936   $    57,261   $    42,530   $    40,068
         Long-term debt, net of current portion               $    27,162   $     5,228   $    15,585   $     7,506   $    12,580
         Long-term capital leases, net of current portion     $         -   $         -   $         -   $        12   $        17
         Stockholders' equity                                 $    40,862   $    39,865   $    20,051   $    18,175   $    13,389

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

                                                                                 Years Ended December 31,
                                                          ------------------------------------------------------------------------
                                                                  2006                      2005                     2004
                                                          ---------------------     ---------------------    ---------------------
                                                             Amount       %           Amount        %           Amount       %
                                                          ------------------------------------------------------------------------
                                                                                      (in thousands)
                                                          ------------------------------------------------------------------------
     Revenue
         Engineering                                      $    261,389    86.3      $   207,368     88.8     $    124,362    83.5
         Systems                                                24,933     8.2           14,159      6.0           14,110     9.5
         Acquisition                                            16,768     5.5           12,058      5.2           10,416     7.0
                                                          ------------- -------     ------------  -------    ------------- -------
              Total revenue                               $    303,090   100.0      $   233,585    100.0     $    148,888   100.0
                                                          ============              ===========              ============

     Gross profit
         Engineering                                      $     21,737     8.3      $    25,940     12.5     $     14,300    11.5
         Systems                                                 2,138     8.6            1,111      7.8            2,219    15.7
         Acquisition                                             2,389    14.2            1,222     10.1            1,673    16.1
                                                          ------------              -----------              ------------
              Total gross profit                          $     26,264     8.7      $    28,273     12.1     $     18,192    12.2
                                                          ============              ===========              ============

     Selling, general and administrative
         Non-acquisition                                  $     28,211     9.9      $    18,863      8.5     $     11,866     8.6
         Acquisition                                             1,674    10.0              826      6.9            1,834    17.6
                                                          ------------              -----------              ------------
              Total                                       $     29,885     9.9      $    19,689      8.4     $     13,700     9.2
                                                          ============              ===========              ============

     Net income (loss)                                    $     (3,486)   (1.2)     $     4,782      2.1     $      2,364     1.6
                                                          ============  =======     ===========   =======    ============= =======

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     Note: Previously, within the Systems Segment, ESI provided products and services supporting the advanced automation and integrated controls fields. In January 2006, EAG assumed responsibility for these services, which resulted in a move of this division of ESI to the Engineering Segment. Revenues and expenses have been reclassified between the segments to provide comparative results. Amounts will tie in total prior to reporting, however, individual segments will vary from prior reports.

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

                      Non-GAAP Proforma                                 Years Ended December 31,
                                                 ------------------------------------------------------------------------
                    Financial Information                2006                      2005                     2004
                                                 ---------------------     ---------------------    ---------------------
                                                   Amount        %           Amount        %          Amount        %
                                                 ------------------------------------------------------------------------
                                                                             (in thousands)
                                                 ------------------------------------------------------------------------
              Revenue
                  Engineering - Actual           $   261,389               $    207,368              $   124,362
                  Less fixed-price projects*          20,155                         -                        -
                                                 -----------               ------------             ------------
                  Engineering - Revised          $   241,234     85.3      $    207,368    88.8      $   124,362     83.5

                  Systems                             24,933      8.8           14,159      6.0           14,110      9.5
                  Acquisition                         16,768      5.9           12,058      5.2           10,416      7.0
                                                 -----------   -------     ------------  -------    ------------  -------
                       Total revenue             $   282,935    100.0      $    233,585   100.0     $    148,888    100.0
                                                 ===========               ============             ============

              Gross profit
                  Engineering - Actual           $    21,737               $     25,940             $     14,300
                  Less fixed-price projects*         (13,740 )                       -                        -
                  Engineering - Revised          $    35,477     14.7      $     25,940    12.5     $     14,300     11.5

                  Systems                              2,138      8.6            1,111      7.8            2,219     15.7
                  Acquisition                          2,389     14.2            1,222     10.1            1,673     16.1
                                                 -----------               ------------             ------------
                       Total gross profit        $    40,004     14.1      $     28,273    12.1     $     18,192     12.2
                                                 ===========               ============             ============

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

         The following table summarizes our contractual obligations as of December 31, 2006:

                                                                              Payments Due by Period
                                                 ---------------------------------------------------------------------------------
                                                    2007          2008          2009          2010        2011 and       Total
                                                                                                         thereafter
                                                 ------------  ------------  ------------  ------------ ------------- ------------
                                                                                  (in thousands)
                                                 ---------------------------------------------------------------------------------
     Long-term debt(1)                           $     4,747   $     3,683  $     27,140  $        441    $       -    $   36,011
     Operating leases                                  4,366         2,754         2,165         1,938        1,423        12,646
                                                 -----------   -----------  ------------  ------------    ---------    ----------
         Total contractual cash obligations      $     9,113   $     6,437  $     29,305  $      2,379    $   1,423    $   48,657
                                                 ===========   ===========  ============  ============    =========    ==========

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

     In June 2006, FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued. FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007, and the Company expects that it will not have a material effect on the its' financial condition, results of operations, or cash flows.

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

                                      INDEX


                                                                       Page
                                                                    ------------


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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ENGlobal Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2006. Our report thereon dated March 15, 2007 expressed an unqualified opinion.


Hein & Associates LLP
Houston, Texas

March 15, 2007

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
           Report of Independent Registered Public Accounting Firm on
                        Consolidated Financial Statements

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

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 123 (revised 2004), "Share-Based Payment", during the year ended December 31, 2006.




Hein & Associates LLP
Houston, Texas
March 15, 2007

       See accompanying notes to these consolidated financial statements.

                                                 ENGLOBAL CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS
                                                       DECEMBER 31, 2006 AND 2005


                                                             ASSETS
                                                             ------
Current Assets                                                                                      2006                2005
                                                                                               ---------------     ---------------
     Cash                                                                                      $    1,402,880      $      159,414
     Trade receivables, net                                                                        60,247,612          46,248,458
     Prepaid expenses and other current assets                                                      1,723,907           1,600,369
     Current portion of notes receivable                                                               52,031                   -
     Costs and estimated earnings in excess of billings on uncompleted contracts                    5,390,111           4,148,275
     Deferred tax asset                                                                             2,310,106             305,258
     Inventories                                                                                            -             153,968
     Federal income taxes receivable                                                                1,148,014              52,818
                                                                                               --------------      --------------
         Total Current Assets                                                                      72,274,661          52,668,560
Property and Equipment, net                                                                         8,724,902           6,861,361
Goodwill and Other Intangibles                                                                     19,202,197          15,454,583
Other Intangible Assets, net                                                                        5,426,824             413,596
Long term notes receivable, net of current portion                                                    129,105                   -
Non-current Deferred Tax Asset                                                                              -              74,892
Other Assets                                                                                          468,864             462,938
                                                                                               --------------      --------------

         Total Assets                                                                          $  106,226,553      $   75,935,930
                                                                                               ==============      ==============


                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    ------------------------------------
Current Liabilities
     Accounts payable                                                                          $   14,672,165          15,211,331
     Accrued compensation and benefits                                                             12,806,919           9,799,074
     Notes payable                                                                                  1,109,772                   -
     Current portion of long-term debt                                                              1,418,029             547,934
     Deferred rent                                                                                    678,583             361,292
     Billings in excess of costs and estimated earnings on uncompleted contracts                      539,910           3,775,625
     Other liabilities                                                                              5,862,634           1,148,079
                                                                                               --------------      --------------
         Total Current Liabilities                                                                 37,088,012          30,843,335
Long-Term Debt, net of current portion                                                             27,162,263           5,227,976
Deferred Tax Liability                                                                              1,114,224                   -
                                                                                               --------------      --------------

         Total Liabilities                                                                         65,364,499          36,071,311
                                                                                               --------------      --------------
Commitments and Contingencies (Notes 9, 10, 12, 16, 19 and 20)
Stockholders' Equity
     Common stock - $0.001 par value; 75,000,000 shares authorized; 26,807,460 and 26,289,567 shares outstanding and 26,807,460 and 26,941,944 issued at December
        31, 2006 and 2005, respectively                                                                27,459              26,941
     Additional paid-in capital                                                                    31,147,343          27,230,332
     Retained earnings                                                                              9,717,354          13,203,208
     Treasury stock  - 0 and 652,377 shares at cost, at December 31, 2006 and 2005,
        respectively                                                                                        -            (592,231)
     Accumulated other comprehensive income (loss)                                                    (30,102)             (3,631)
                                                                                               --------------      --------------

         Total Stockholders' Equity                                                                40,862,054          39,864,619
                                                                                               --------------      --------------

         Total Liabilities and Stockholders' Equity                                            $  106,226,553      $   75,935,930
                                                                                               ==============      ==============

                                      See accompanying notes to these consolidated financial statements.


                                           ENGLOBAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                 Years Ended December 31,
                                                                            -------------------------------------------------------
                                                                                2006                  2005                 2004
                                                                            -------------        -------------        -------------
Operating Revenues
     Engineering                                                            $ 278,157,053        $ 219,425,730        $ 134,778,281
     Systems                                                                   24,933,308           14,159,103           14,109,960
                                                                            -------------        -------------        -------------
         Total Revenue                                                        303,090,361          233,584,833          148,888,241
                                                                            -------------        -------------        -------------

Direct Costs
     Engineering                                                              254,031,157          192,263,673          118,804,896
     Systems                                                                   22,794,971           13,048,500           11,891,287
                                                                            -------------        -------------        -------------
         Total Direct Costs                                                   276,826,128          205,312,173          130,696,183

                                                                            -------------        -------------        -------------

Gross Profit                                                                   26,264,233           28,272,660           18,192,058

Selling, General, and Administrative Expenses                                  29,884,682           19,688,765           13,700,088
                                                                            -------------        -------------        -------------

Operating Income (Loss)                                                        (3,620,449)           8,583,895            4,491,970
     Interest Expense                                                          (1,311,794)            (800,072)            (590,227)
     Other income                                                                 632,880              114,538              118,409
                                                                            -------------        -------------        -------------
         Income (Loss) before Provision for Income Taxes                       (4,299,363)           7,898,361            4,020,152

Provision for Income Taxes                                                       (813,510)           3,115,980            1,655,763
                                                                            -------------        -------------        -------------

Net Income (Loss)                                                           $  (3,485,853)       $   4,782,381        $   2,364,389
                                                                            =============        =============        =============

Basic Earnings per Share                                                    $       (0.13)       $        0.20        $        0.10

Weighted Average Common Shares Outstanding for Basic                           26,538,290           24,300,114           23,454,545
                                                                            =============        =============        =============

Diluted Earnings per Share                                                  $       (0.13)       $        0.19        $        0.10

Weighted Average Common Shares Outstanding for Diluted                         26,538,290           25,250,487           23,785,939
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


                                          ENGLOBAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                           Accumulated
                                        Common Stock          Additional  Comprehensive                                    Total
                                   ----------------------      Paid-In     Translation      Retained      Treasury     Stockholders'
                                     Shares       Stock        Capital     Gain/(Loss)      Earnings        Stock         Equity
                                   ----------   ---------    ----------    -----------     -----------    ---------     ----------
BALANCES-DECEMBER 31, 2003         24,034,288      24,034    12,094,382              -       6,056,438            -      18,174,854
     Exercise of options               38,242          38        42,474              -               -            -         42,512
     Common stock purchased for
        treasury                     (652,377)          -             -              -               -     (592,231)     (592,231 )
     Common stock issued through
        employee stock purchase
        plan                           46,686          47        61,359              -               -            -         61,406
     Net income                             -           -             -              -       2,364,389            -      2,364,389
                                   ----------   ---------    ----------    -----------   -------------   ----------   ------------

BALANCES-DECEMBER 31, 2004         23,466,839      24,119     12,198,215             -       8,420,827     (592,231)    20,050,930
     Exercise of options              727,793         728     1,484,981              -               -            -      1,485,709
     Common stock issued through
       employee stock purchase
       plan                            94,935          94       231,044              -               -            -        231,138
     Common stock issued through
       private placement            2,000,000       2,000     13,071,092             -               -            -      13,073,092
     Tax benefit of non-qualified
       options exercised                    -           -       245,000              -               -            -        245,000
       Net income                           -           -             -              -       4,782,381            -      4,782,381
     Comprehensive income:
       Foreign currency
           translation adjustment           -           -             -         (3,631)              -            -         (3,631)
                                   ----------   ---------    ----------    -----------   -------------   ----------   ------------

BALANCES-DECEMBER 31, 2005         26,289,567   $  26,941   $27,230,332    $    (3,631)   $ 13,203,208     (592,231)   $ 39,864,619
     Exercise of options              329,273         329       729,580              -               -            -        729,909
     Shares issued at acquisition
       for WRC                        175,000         175     1,399,825              -               -            -      1,400,000
     Common stock issued through
       employee stock purchase
       plan                            13,620          14       102,954              -               -            -        102,968
     Common stock issued through
       private placement                    -           -       (40,000)             -               -                     (40,000)
     Stock based compensation               -           -     2,176,162              -               -                   2,176,162
     Treasury shares retirement                                (592,231)                             -      592,231              -
     Tax benefit of non-qualified
       options exercised                    -           -       140,721              -               -            -        140,721
       Net income                           -           -             -              -      (3,485,853)           -     (3,485,853)
                  Rounding
       difference                           -           -             -              -             (1)            -             (1)
     Comprehensive income:
       Foreign currency
           translation adjustment           -           -             -        (26,471)              -            -        (26,471)
                                   ----------    --------    ----------    -----------    ------------   ----------    -----------

BALANCES-DECEMBER 31, 2006         26,807,460    $ 27,459   $31,147,343    $   (30,102)   $  9,717,354            -    $ 40,862,054
                                   ==========    ========   ===========    ===========    ============   ==========    ===========


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


                                                 ENGLOBAL CORPORATION AND SUBSIDIARIES


Supplemental Cash Flow Information                                                               Years Ended December 31,
                                                                                   ------------------------------------------------

                                                                                       2006               2005             2004
                                                                                   ------------        -----------      -----------
Non-Cash Transactions
     Issuance of note for insurance                                                   1,347,232            197,794         1,092,096
     Retirement of treasury stock                                                       592,231               --                --
     Acceptance of note for Constant Power assets                                      (216,000)              --                --
     Issuance of common stock for purchase of WRC Corporation                         1,400,000               --                --
     Acquisition of treasury stock with note payable                                       --                 --             592,231
         Issuance of note for ATI assets                                              1,000,000               --                --
         Issuance of note for purchase of WRC Corporation                             2,400,000               --                --
         Issuance of note for Watco assets                                              500,000               --                --
         Issuance of notes payable for assets of EDG, AmTech, CIS
   and Infotech                                                                            --                 --           2,575,000
Supplemental Cash Flow Information
     Cash paid during the year for -
         Interest                                                                   $   976,841        $   890,266       $   420,627
         State and federal income taxes                                               2,464,848          2,959,133         1,196,761
         Refund from state franchise taxes                                                 --               48,531              --




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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash
     -----
     Cash includes cash in bank at December 31, 2006. The Company's banking system provides for daily replenishment of major bank accounts for check-clearing requirements. Accordingly, there were negative book balances of $2.7 million on December 31, 2006 and $2.0 million on December 31, 2005. Such balances result from outstanding checks that have not yet been paid by the bank and are reclassified to accounts payable in the accompanying consolidated balance sheets.

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

     Guaranteed Max
     --------------
     Under a guaranteed max contract, clients are charged on the same basis as either cost-plus, labor plus fixed markup or cost-plus fixed labor rate. The contract is awarded with a set maximum aggregate revenue amount referred to as the guaranteed max amount. The Company is required to complete the scope of contract even if they have reached the guaranteed max amount. Therefore, the Company recognizes revenue on guaranteed max contracts using the percentage of completion method described above and commonly treats them the same as fixed-price contracts. In order to

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     increase aggregate revenue on a contract, we generally must obtain a change order to receive payment for additional cost (see "change orders").

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Intangible Assets and Goodwill
     ------------------------------
     Intangible assets is comprised of non-compete covenants and customer relationships acquired through acquisitions. As of December 31, 2006 and December 31, 2005, the cost and accumulated amortization of our intangible assets were as follows:


                                                          Non-Compete                     Customer
                                                           Covenants       Use of Name  Relationships     Total
                                                         -------------    ------------- ------------  -----------
     As of December 31, 2006
     Intangible assets                                   $       3,846    $        10   $      2,547  $     6,403
         Less: accumulated amortization                            704              6            266          976

                                                         -------------    -----------   ------------  -----------
         Intangible assets, net                          $       3,142    $         4   $      2,281  $     5,427
                                                         =============    ===========   ============  ===========

         As of December 31, 2005
         Intangible assets                               $         550    $        10   $          -  $       560
         Less: accumulated amortization                            142              4              -          146
                                                         -------------    -----------   ------------  -----------
         Intangible assets, net                          $         408    $         6   $          -  $       414
                                                         =============    ===========   ============  ===========


     Intangible assets are amortized using the straight-line method based on the estimated useful life of the intangible assets. Expected amortization expense of our amortizable intangible assets is as follows:

                                                           Non-Compete                   Customer
     Years Ending, December 31                              Covenants       Use of Name Relationships   Total
---------------------------------------------            --------------    ------------- ----------- ----------

         2007                                            $          683    $        2   $       457  $    1,142
         2008                                                       671             2           456       1,129
         2009                                                       650             -           456       1,106
         2010                                                       570             -           456       1,026
         2011                                                       568             -           456       1,024
                                                         --------------    ----------   -----------  ----------
                                                         $        3,142    $        4   $     2,281  $    5,427
                                                         ==============    ==========   ===========  ==========
         Weighted Average Amortization
         Period Remaining at December 31, 2006 (years)              4.8           2.0          5.0


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

     Earnings Per Share
     Earnings per share was computed as follows:

                                                                 Reconciliation of Earnings per Share Calculation
                                                 ---------------------------------------------------------------------------------
                                                           2006                       2005                        2004
                                                 -------------------------- --------------------------  --------------------------
                                                    Basic        Diluted       Basic        Diluted        Basic        Diluted
                                                 ------------  ------------ ------------- ------------  ------------  ------------
     Net Income (Loss)                           $ (3,485,853)  $(3,485,853) $ 4,782,381   $ 4,782,381   $ 2,364,389   $ 2,364,389
                                                 ============   ===========  ============  ===========   ===========   ===========
     Weighted average number of shares
        outstanding for basic                      26,538,290                 24,300,114                  23,454,545
     Weighted average number of shares
        outstanding for diluted                                  26,538,290                 25,250,487                  23,785,939
     Net income (loss) per share available
        for common stock
         Net Income (Loss)                       $      (0.13)        (0.13) $      0.20   $      0.19   $      0.10   $      0.10

     Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended
     December 31, 2006, 2005 and 2004.

                                                                              2006                 2005                 2004
                                                                        -----------------    -----------------    ----------------
     Common stock issued - beginning of year                                  26,289,567           23,466,839          24,034,288
     Weighted average common stock issued (repurchased)                          248,723              833,275            (579,743)
                                                                        ----------------     ----------------     ---------------
         Shares used in computing basic earnings per share                    26,538,290           24,300,114          23,454,545
     Assumed conversion of dilutive stock options                                      -              950,373             331,394
                                                                        ----------------     ----------------     ---------------
     Shares used in computing diluted earnings per share                      26,538,290           25,250,487          23,785,939
                                                                        ================     ================     ===============

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

      Accumulated other comprehensive income is as follows:

                                                                                             2006         2005         2004
                                                                                          ----------   ----------    ---------
                                                                                                       (in thousands)
                                                                                          -------------------------------------
              Net income (loss) Before Foreign Currency Translation                          (3,486)   $   4,782     $    2,364
                  Other comprehensive income:                                                     -           -              -
                  Foreign Currency Translation Adjustment                                       (26)          (4)            -
                                                                                          ---------    ---------     ----------
              Comprehensive Income (Loss)                                                    (3,512)   $   4,778     $    2,364
                                                                                          =========    =========     ==========

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2006 and 2005:

                                                                                           2006          2005
                                                                                         ---------      ---------
                                                                                                 (in thousands)
                                                                                         -------------------------
              Land                                                                       $     418      $      202
              Building                                                                        1,331          1,359
              Computer equipment and software                                                 9,048          6,374
              Shop equipment                                                                  1,093            904
              Furniture and fixtures                                                            628            477
              Building and leasehold improvement                                              2,018          1,561
              Autos and trucks                                                                  260            191
                                                                                         ----------     ----------
                                                                                             14,796         11,068
              Accumulated depreciation and amortization                                      (6,536)        (4,254)
                                                                                         ----------     ----------
                                                                                              8,260          6,814
              Project controls and software upgrade in process                                  465             47
                                                                                         ----------     ----------
                  Property and equipment, net                                            $    8,725     $     6,861
                                                                                         ==========     ==========

                                       ENGLOBAL CORPORATION AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     The components of trade receivables as of December 31, 2006 and 2005 are as follows:

                                                                                          2006                   2005
                                                                                        --------               --------
                                                                                                (in thousands)
                                                                                        -------------------------------
              Amounts billed                                                            $ 43,655               $ 28,964
              Amounts billable
                billed January of the following year                                      15,689                 16,523
              Retainage                                                                    1,573                  1,265
              Less: Allowance for uncollectible accounts                                    (670)                  (503)
                                                                                        --------               --------
                  Trade receivables, net                                                $ 60,247               $ 46,249
                                                                                        ========               ========

     The components of other liabilities as of December 31, 2006 and 2005 are as follows:

                                                                                            2006             2005
                                                                                         ------------     ------------
                                                                                                (in thousands)
                                                                                         -----------------------------
              Reserve for known contingencies                                            $ 4,724                  $  --
              Accrued interest                                                               297                     144
              Federal and State Taxes Payable                                                510                     408
              Other                                                                          332                     596
                                                                                          ------                  ------
                  Other liabilities                                                       $5,863                  $1,148
                                                                                          ======                  ======

NOTE 7 - FIXED-PRICE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2006 and 2005:

                                                                                           2006                 2005
                                                                                         --------             --------
                                                                                                (in thousands)
                                                                                         -----------------------------
Costs incurred on uncompleted contracts                                                  $ 75,317             $ 23,426
              Estimated earnings (losses) on uncompleted contracts                         (7,390)               4,437
                                                                                         --------             --------
              Earned revenues                                                              67,927               27,863
              Less:  Billings to date                                                      63,077               27,490
                                                                                         --------             --------
                  Net costs and estimated earnings in excess of
                     billings on uncompleted contracts                                   $  4,850             $    373
                                                                                         ========             ========

              Costs and estimated earnings in excess of
                billings on uncompleted contracts                                        $  5,390             $  4,148
              Billings in excess of costs and estimated
                earnings on uncompleted contracts                                            (540)              (3,775
                                                                                         --------             --------
                  Net costs and estimated earnings in excess of
                     billings on uncompleted contracts                                   $  4,850             $    373
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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LINE OF CREDIT AND DEBT (Continued)

     Long-term debt consisted of the following at December 31, 2006 and 2005:

                                                                                             2006            2005
                                                                                          ----------      ----------
                                                                                                 (in thousands)
                                                                                          --------------------------
         Comerica Credit Facility - Line of credit, prime (8.25% at December 31,          $   23,963      $    3,774
            2006), maturing in July 2009
         The following notes are subordinate to the credit facility and are unsecured:
              Sterling Planet and EDGI - Notes payable, interest at 5%,
                principal payment installments of $15,000 plus interest due quarterly, maturing
                in December 2008                                                                 120             195
              Significant PEI Shareholders (See Note 19)                                           -             188
              Cleveland Inspection Services, Inc., CIS Technical Services and
                F.D. Curtis - Notes payable, discounted at 5% interest,
                principal in installments of $100,000 due quarterly,
                maturing in October 2009                                                       1,109           1,444
              InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in installments of $65,000 plus interest due annually,
                maturing in December 2007                                                         75             130
              ATI Technologies - Note payable, interest at 6%, principal payments in installments of $30,422 including interest due monthly, maturing in
                January 2009                                                                     713               -
              Michael Lee - Note payable, interest at 5%, principal payments in installments of $150,000 plus interest due quarterly, maturing in July
                2010                                                                           2,100               -
              Watco Management, Inc. - Note payable, interest at 4%, principal payments in installments of $137,745 including interest annually,
                maturing in October 2010                                                         500               -
              Miscellaneous                                                                        -              45
                                                                                          ----------      ----------

                  Total long-term debt                                                        28,580           5,776

                  Less:  Current maturities                                                   (1,418)           (548)
                                                                                          ----------      ----------

                  Long-term debt, net of current portion                                  $   27,162      $    5,228
                                                                                          ==========      ==========

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
                                                              ==========

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - OPERATING LEASES

     The Company leases equipment and office space under long-term operating lease agreements.

     The future minimum rental payments on operating leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2006 are as follows:

                                                         Operating
                                                        ------------
                                                            (in
                                                          thousands)
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

Options Granted in 2006 Fair Values, Assumptions, and Impact on Net Income
--------------------------------------- --------------------- --------------------- ---------------------- -----------------------
                                                                                                                         Weighted
                                                                                                                          Average
Series                                            $    11.97             $    9.15              $    6.83              Fair Value
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




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN (Continued)

         Amount of Compensation Expense                     2006 Grants           Pre-2006 Grants             Total Compensation
---------------------------------------------------     --------------------    ---------------------       -----------------------

                                              2006         $      1,837,729           $   338,433              $      2,176,162
                                              2007                  758,625               293,095                     1,051,719
                                              2008                  305,580               119,862                       425,441

                                              2009                  305,580                     -                       305,580
                                                           $      3,207,514           $   751,389              $      3,958,903


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

                                                                                                    2005                2004
                                                                                              ---------------     --------------
         Net income available for common stock-as reported                                    $    4,782,381      $    2,364,389
         Compensation expenses if the fair value method had been applied to the
            grants, net of taxes                                                                    (538,273)           (112,830)
                                                                                              --------------      --------------
              Net income available for common stock-pro forma                                 $    4,244,108      $    2,251,559
                                                                                              ==============      ==============

         Net income per share-as reported
              Basic                                                                           $         0.20      $         0.10
              Diluted                                                                         $         0.19      $         0.10
         Net income available per share-pro forma
              Basic                                                                           $         0.17      $         0.10
              Diluted                                                                         $         0.17      $         0.10

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN (Continued)

     The following table summarizes total aggregate stock option activity for the period December 31, 2003 through December 31, 2006:

                                                                                          Weighted
                                                             Number of Shares             Average
                                                                Outstanding           Exercise Price
                                                             ------------------
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


                                                              Average            Options                           Un-Vested Options
                            Options             Average      Remaining         Fully-Vested         Market Value
          Exercise       Outstanding at        Exercise     Contractual      And Exercisable at          At           Balance at
           Prices       December 31,2006         Price          Life         Dece,ber 31,  2006     Grant Date     December 31, 2006
        -----------     -----------------     ----------    -----------      ------------------    -------------   -----------------

        $      0.96            104,656        $     0.96           3.8                104,656       $      0.96                   -
        $      1.00             20,000        $     1.00           4.2                 20,000       $      1.00                   -
        $      1.25             60,000        $     1.25           3.0                 60,000       $      1.25                   -
        $      1.81             40,000        $     1.81           7.5                 40,000       $      1.81                   -
        $      1.87             34,000        $     1.87           6.3                 34,000       $      1.87                   -
        $      1.97             25,000        $     1.97           7.2                 25,000       $      1.97                   -
        $      2.05            171,650        $     2.05           7.2                122,250       $      2.05              49,400
        $      2.32             40,000        $     2.32           6.4                 40,000       $      2.32                   -
        $      2.39             80,000        $     2.39           8.1                 40,000       $      2.39              40,000
        $      2.50             75,000        $     2.50           8.2                 45,000       $      2.50              30,000
        $      3.75            150,000        $     3.75           8.5                150,000       $      3.75                   -
        $      6.24              4,188        $     6.24           1.0                  4,188       $      6.24                   -
        $      6.71            100,000        $     6.71           8.9                 60,000       $      6.71              40,000
        $      6.83            175,000        $     6.83           9.9                175,000       $      6.83                   -
        $      9.15            150,000        $     9.15           9.4                 75,000       $      9.15              75,000
        $     11.97            193,000        $    11.97           9.3                 77,200       $     11.97             115,800
                        --------------                                         --------------                       ---------------
                             1,422,494                                              1,072,294                               350,200
                        ==============                                         ==============                       ===============




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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                                        2006                 2005                2004
                                                  -----------------    -----------------    ---------------
                                                                       (in thousands)
                                                  ---------------------------------------------------------
         Current
              Federal                             $          1,047     $          3,016     $           975
              Foreign                                           53                    -                   -
              State                                            403                  413                 427
                                                  -----------------    ----------------     ---------------
                                                             1,503                3,429               1,402
                                                  -----------------    ----------------     ---------------
         Deferred
              Federal                                       (1,917)                (313)                254
              Foreign                                          (38)                   -                   -
              State                                           (362)                   -                   -
                                                  -----------------      --------------      --------------
                                                            (2,317)                (313)                254
                                                  -----------------      --------------      --------------

                  Total tax provision             $           (814)    $          3,116     $         1,656
                                                  =================    ================     ===============

     The components of the deferred tax asset (liability) consisted of the following at December 31, 2006 and 2005:

                                                                              2006                 2005
                                                                        -----------------    -----------------
                                                                                   (in thousands)
                                                                         -------------------------------------
         Deferred tax asset
              Allowance for doubtful accounts                           $            255     $            171
              Net operating loss carry-forward                                       665                  474
              Accruals not yet deductible for tax purposes                         2,636                  310
              Stock Options                                                          235
              Alternative minimum tax credit carry-forward                             -                  194
                                                                        ----------------     ----------------
                                    Deferred tax assets                            3,791                1,149
                                                                        ----------------     ----------------
                           Less:  Valuation Allowance                                308                    -
                  Deferred tax assets                                              3,483                    -
                                                                        ----------------     ----------------

         Deferred tax liabilities
              Depreciation                                                          (403)                (436)
              Prepaid expenses                                                      (477)                (293)
              Goodwill                                                            (1,407)                 (40)
                                                                        ----------------     ----------------
                  Deferred tax liability                                          (2,287)                (769)
                                                                        ----------------     ----------------

                  Deferred tax asset, net                               $          1,196     $            380
                                                                        ================     ================




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - FEDERAL INCOME TAXES (Continued)

     The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                                              2006                 2005                2004
                                                                        -----------------    -----------------    ---------------
                                                                                             (in thousands)
                                                                        ---------------------------------------------------------
         Federal income tax expense at 34%                              $         (1,462)    $          2,685     $         1,147
         State and foreign taxes, net of tax effect                                  (16)                 273                 212
         Nondeductible expenses                                                      102                    9                  53
         Stock compensation expense                                                  530                    -                   -
         Valuation allowance                                                         308                    -                   -
         Prior year correction                                                      (169)                   -                   -
         Other                                                                      (107)                 149                 244
                                                                        ----------------     ----------------     ---------------
                                                                        $           (814)    $          3,116     $         1,656
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

     On October 6, 2006, the Company, through its wholly-owned subsidiary, ENGlobal Construction Resources, Inc. ("ECR"), acquired certain assets of WATCO Management, Inc. ("WATCO"), a Houston-based business providing construction management, turnaround management, asset management, and project commissioning and start-up services, and related services for projects and facilities located in process plants. The addition of WATCO will provide ECR with opportunities to expand its current services to existing WATCO clients in addition to a complementary business allowing expansion of current services to both existing and future clients. The aggregate purchase price was $1.0 million, including $500,000 in cash and an unsecured promissory note in the principal amount of $500,000 payable in four equal annual installments, bearing interest at the rate of 4% per annum. The estimated fair values of the acquired assets include approximately $800,000 in intellectual property, $52,000 in fixed assets

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 16 - ACQUISITIONS (Continued)

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


                                                                       Intercompany
                            Engineering      Systems     Corporate     Eliminations           Total
                                                       (in thousands)
                       -------------------------------------------------------------------------------
                   2006
                   ----
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

                   2005
                   ----
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

                   2004
                   ----
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

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  For the Quarters Ended - 2006
                                            March                  June               September               December
                                         -------------          ------------        --------------           ------------
                                                            (in thousands, except per share amounts)
     Revenues per segment
         Engineering                     $     62,587    93.9%   $    69,752   92.9%  $     76,617    92.9%   $    69,201    87.7%
         Systems                                4,040     6.1%         5,314    7.1%         5,887     7.1%         9,692    12.3%
                                         -------------           -----------          ------------            -----------
              Total                      $     66,627   100.0%   $    75,066  100.0%  $     82,504   100.0%   $    78,893   100.0%
                                         =============           ===========          ============            ===========

     Gross profit per segment
         Engineering                     $      7,796    12.5%   $    10,189   14.6%  $      4,426     5.8%   $     1,715     2.5%
         Systems                                  426    10.5%   $       539   10.1%           123     2.1%         1,050    10.8%
                                         -------------           -----------          ------------            -----------
              Total                      $      8,222    12.3%   $    10,728   14.3%  $      4,549     5.5%   $     2,765     3.5%
                                         =============           ===========          ============            ===========

         Net income (loss)               $      1,234            $     2,331          $     (1,570)           $    (5,481)
                                         =============           ===========          ============            ===========

     Earnings per share - basic          $       0.05            $      0.09          $      (0.06)           $     (0.21)

     Earnings per share - diluted        $       0.05            $      0.09          $      (0.06)           $     (0.21)


                                                                  For the Quarters Ended - 2005
                                            March                  June               September               December
                                         -------------          ------------        --------------           ------------
                                                            (in thousands, except per share amounts)
     Revenues per segment
         Engineering                     $     41,226    92.4%  $     54,962   92.5%  $     55,923   94.4%   $    67,315    95.8%
         Systems                                3,403     7.6%         4,457    7.5%         3,343    5.6%         2,956     4.2%
                                         ------------           ------------          ------------           -----------
              Total                      $     44,629   100.0%  $     59,419  100.0%  $     59,266  100.0%   $    70,271   100.0%
                                         ============           ============          ============           ===========

     Gross profit per segment
         Engineering                     $      5,405    13.1%  $      6,925   12.6%  $      7,635   13.7%   $     7,197    10.7%
         Systems                                  294     8.6%           354    7.9%           203    6.1%           260     8.8%
                                         ------------           ------------          ------------           -----------
              Total                      $      5,699    12.8%  $      7,279   12.3%  $      7,838   13.2%   $     7,457    10.6%
                                         ============           ============          ============           ===========

         Net income                      $        921           $     1,520           $      1,620           $       721
                                         ============           ============          ============           ===========

     Earnings per share - basic          $       0.04           $      0.06           $       0.07           $      0.03

     Earnings per share - diluted        $       0.04           $      0.06           $       0.07           $      0.03

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


                                                          Schedule II
                                                          -----------

                                                      ENGlobal Corporation

                                              VALUATION AND QUALIFYING ACCOUNTS


                                                     Balance -                                            Balance -
                                                     Beginning                          Deductions-         End of
                         Description                 of Period         Additions         Write offs         Period
-----------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
                                                   --------------------------------------------------------------------
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, the end of the fiscal period covered by this report, but management did not complete its assessment until March 2, 2007. Due to the lack of adequate time to permit Hein to audit management's assessment, Hein is unable to render an opinion on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Accordingly, management has identified this as a material weakness. Management's assessment process did not conclude in adequate time to permit Hein to audit management's assessment due to a number of factors, including: (i) our failure to prepare and plan for a timely completion of management's assessment, including adding the resources necessary to do so; and
(ii) our failure to ensure that our accounting department was adequately staffed and sufficiently trained to meet deadlines.

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

                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The information under the captions Election of Directors and Executive Officers Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Code of Conduct, in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              The information under the caption Security Ownership of Certain Beneficial Owners and Management contained in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information under the caption Certain Relationships and Related Transactions contained our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.


ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

              The information under the caption Principal Accounting Fees and Services in our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.

                                     PART IV
                                     -------


ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES


       (a)(1)   Financial Statements
                     The consolidated financial statements filed as part of this Form 10-K are listed and indexed in Part II, Item 8.

       (a)(2)   Schedules
                     All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

       (a)(3)   Exhibits


                                                            EXHIBIT INDEX

                                                                                    Incorporated by Reference to:
------------ ---------------------------------------------------- ------------ ----------------------------------------
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
Exhibit No.                      Description                        Form or    Exhibit No.  Filing Date     SEC File
                                                                   Schedule                   with SEC       Number
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        2.1  Agreement and Plan of Merger by and between            10-QSB        2.23      8/14/01       001-14217
             Industrial Data Systems Corporation, IDS
             Engineering Management, LC, PEI Acquisition, Inc.
             and Petrocon Engineering, Inc.
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        2.2  First Amendment of the Agreement and Plan of Merger     S-4/A        2.24      11/6/01       333-68288
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        2.3  Letter Agreement of the Agreement and Plan of           S-4/A        2.25      11/6/01       333-68288
             Merger
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        3.1  Restated Articles of Incorporation of ENGlobal          10-Q          3.1      11/14/02      001-14217
             Corporation
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        3.2  Amended and Restated Bylaws of Registrant                S-3          4.4      10/31/05      333-129336
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        4.1  Specimen common stock certificate                        S-3          4.1      10/31/05      333-129336
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        4.2  Registration Rights Agreement, dated as of               S-3          4.2      10/31/05      333-129336
             September 29, 2005, by and among ENGlobal
             Corporation and Certain Investors named therein
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        4.3  Securities Purchase Agreement, dated September 29,       S-3          4.5      10/31/05      333-129336
             2005, by and between Tontine Capital Partners,
             L.P. and Registrant
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
        4.4  Form of Subscription Agreement by and among              S-3          4.6      10/31/05      333-129336
             Registrant, Michael L. Burrow, Alliance 2000, Ltd.
             and certain subscribers
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.1  Option Pool Agreement between Industrial Data          10-KSB        10.48     4/1/2002      001-14217
             Systems Corporation and Alliance 2000, Ltd. Dated
             December 21, 2001
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.2  Guaranty and Suretyship Agreement between               10-Q         10.64     8/12/02       001-14217
             Industrial Data Systems Corporation and Corporate
             Property Associates 4 dated April 26, 2002
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.3  1998 Incentive Plan                                      S-8         10.49     8/24/05       333-127803
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.4  Amendment No. 1 to 1998 Incentive Plan                   S-8        10.65A     6/9/03        333 - 105966
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.5  Amendment No. 2 to the 1998 Incentive Plan               S-8        10.65A     6/9/03        333 - 105966
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.6  Amendment No. 3 to the 1998 Incentive Plan               S-8         10.52     8/24/05       333-127803
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.7  Form of ENGlobal Corporation (f/k/a Industrial           S-8         10.80     8/24/05       333-127803
             Data Systems Corporation) Non-qualified Stock
             Option Agreement Granted Outside of 1998 Incentive
             Plan
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.8  Lease Agreement between Petrocon Engineering, Inc.      10-Q         10.66     11/14/02      001-14217
             and Phelan Investments on July 25, 2002
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------





                                                                                    Incorporated by Reference to:
------------ ---------------------------------------------------- ------------ ----------------------------------------
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
Exhibit No.                      Description                        Form or    Exhibit No.  Filing Date     SEC File
                                                                   Schedule                   with SEC       Number
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       10.9  Lease Agreement between Petro-Chem Engineering and      10-Q         10.72     8/14/03       001-14217
             ENGlobal Engineering, Inc. dated June 4, 2003
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.10  Contract between BASF and ENGlobal Engineering,         10-Q         10.73     8/14/03       001-14217
             Inc. dated June 9, 2003
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.11  Sublease Agreements between Family Connect, Inc.,       10-Q         10.74     11/14/03      001-14217
             a tenant of CitiPlex Towers Building and IDS
             Engineering dated February 2, 2003
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.12  Lease Agreement between Oral Roberts University         10-Q         10.75     11/14/03      001-14217
             and IDS Engineering, dba ENGlobal Engineering,
             Inc. dated October 20, 2003
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.13  Second Amendment of the ENGlobal Engineering, Inc.      10-K         10.77     3/30/04       001-14217
             401(k) Plan dated January 1, 2004 (formerly called
             the "Petrocon Engineering, Inc. 401(k) Plan")
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.14  Lease Agreement between ENGlobal Design Group,          10-K         10.79     3/30/04       001-14217
             Inc. and TC Meridian Tower LP dated January 24,
             2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.15  Credit Agreement by and between Comerica Bank and        8-K         10.1      8/9/04        001-14217
             ENGlobal Corporation and its subsidiaries dated
             July 27, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.16  Security Agreement by and between Comerica Bank          8-K         10.2      8/9/04        001-14217
             and ENGlobal Corporation and its subsidiaries
             dated July 27, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.17  Master Revolving Note by and between Comerica Bank       8-K         10.3      8/9/04        001-14217
             and ENGlobal Corporation and its subsidiaries
             dated July 27, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      10.18  Third Amendment of the ENGlobal Engineering, Inc.       10-K         10.48     3/30/05       001-14217
             401(k) Plan (formerly called the "Petrocon
             Engineering, Inc. 401(k) Plan") dated March 9,
             2005 and effective January 1, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.19  Option to Purchase Share Agreement between Yong
             Choy Lin @ Yong Chai Lin and ENGlobal Engineering,
             Inc. effective September 8, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.20  Management Agreement between ENGlobal Engineering,
             Inc. and SchmArt Technologies Sdn. Bhd effective
             September 8, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.21  First Amendment of the ENGlobal 401(k) Plan
             effective December 21, 2001
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.22  Amended and Restated ENGlobal 401(k) Plan
             effective October 1, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.23  Second Amendment to the ENGlobal 401(k) Plan
             effective April 1, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.24  Third Amendment to the ENGlobal 401(k) Plan
             effective July 1, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------




                                                                                    Incorporated by Reference to:
------------ ---------------------------------------------------- ------------ ----------------------------------------
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
Exhibit No.                      Description                        Form or    Exhibit No.  Filing Date     SEC File
                                                                   Schedule                   with SEC       Number
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.25  Regulations Amendment to the ENGlobal 401(k) Plan
             effective January 1, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.26  First Amendment to the Lease Agreement between
             Oral Roberts University and ENGlobal Engineering,
             Inc. dated April 5, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.27  Second Amendment to the Lease Agreement between
             Oral Roberts University and ENGlobal Engineering,
             Inc. dated June 15, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.28  Third Amendment to the Lease Agreement between
             Oral Roberts University and ENGlobal Engineering,
             Inc. dated December 28, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.29  Fourth Amendment to the Lease Agreement between
             Oral Roberts University and ENGlobal Engineering,
             Inc. dated February 27, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.30  Fifth Amendment to the Lease Agreement between
             Oral Roberts University and ENGlobal Engineering,
             Inc. dated July 28, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.31  First Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated September 30, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.32  Second Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated April 1, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.33  Third Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated July 31, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.34  Fourth Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated December 31, 2005
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.35  Fifth Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries dated July 26, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.36  Sixth Amendment to Credit Agreement by and among Comerica Bank and
             ENGlobal Corporation and its subsidiaries effective December 31,
             2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.37  ENGlobal Corporation Key Manager Incentive Plan
             effective January 1, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.38  ENGlobal Corporation Executive Level Incentive
             Plan effective January 1, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------





                                                                                    Incorporated by Reference to:
------------ ---------------------------------------------------- ------------ ----------------------------------------
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
Exhibit No.                      Description                        Form or    Exhibit No.  Filing Date     SEC File
                                                                   Schedule                   with SEC       Number
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.39  ENGlobal Corporation Key Executive Employment
             Agreement - William A. Coskey effective January 1,
             2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.40  ENGlobal Corporation Key Executive Employment
             Agreement - Michael L.  Burrow effective January
             1, 2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.41  ENGlobal Corporation Key Executive Employment
             Agreement - Robert W. Raiford effective January 1,
             2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
     *10.42  ENGlobal Corporation Key Executive Employment
             Agreement - Michael M. Patton effective January 1,
             2006
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *11.1  Statement Regarding Computation of Per Share
             Earnings is included as Note 2 to the Notes to
             Consolidated Financial Statements
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       14.1  ENGlobal Corporation Code of Ethics for Chief           10-K         99.5      3/30/04       001-14217
             Executive Officer and Senior Financial Officers
             dated March 25, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
       14.2  ENGlobal Corporation Code of Business Conduct and       10-K         99.6      3/30/04       001-14217
             Ethics dated March 25, 2004
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *21.1  Subsidiaries of the Registrant
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *23.1  Consent of Hein & Associates LLP
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *31.1  Certification of Chief Executive Officer pursuant
             to Exchange Act Rules 13a-14 or 15d-14
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *31.2  Certification of Chief Financial Officer pursuant
             to Exchange Act Rules 13a-14 or 15d-14
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *32.1  Certification of Chief Executive Officer pursuant
             to Exchange Act Rules 13a-14(b) or 15d-14(b) and
             18 U.S.C. Section 1350
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------
      *32.2  Certification of Chief Financial Officer pursuant
             to Exchange Act Rules 13a-14(b) or 15d-14(b) and
             U.S.C. Section 1350
------------ ---------------------------------------------------- ------------ ------------ ------------- -------------


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