Form 10-Q
period 2007-03-31
ENGLOBAL CORP
filed 2007-05-10
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007


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

                                   88-0322261
                                   ----------
                       (I.R.S Employer Identification No.)



    654 N. Sam Houston Parkway E., Suite 400, Houston, TX   77073-6033
    -----------------------------------------------------   ----------
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

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of May 1, 2007.

    $0.001 Par Value Common Stock                      26,853,090 shares


                                         QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE PERIOD ENDED MARCH 31, 2007

                                               TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          Number
                                                                                                          ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Operations for the Three Months Ended
                      March 31, 2007 and March 31, 2006                                                       3

                  Consolidated Statements of Comprehensive Income for the Three Months Ended
                      March 31, 2007 and March 31, 2006                                                       4

                  Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006               5

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 2007 and March 31, 2006                                                 6

                  Notes to Condensed Consolidated Financial Statements                                     7-13

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   14-23

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 24

       Item 4.    Controls and Procedures                                                                    24

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                          27

       Item 1A.   Risk Factors                                                                               27

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                27

       Item 3.    Defaults Upon Senior Securities                                                            27

       Item 4.    Submission of Matters to a Vote of Security Holders                                        27

       Item 5.    Other Information                                                                          27

       Item 6.    Exhibits                                                                                   27

                   Signatures                                                                                28



                                PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     ENGlobal Corporation
                        Condensed Consolidated Statements Of Operations
                                          (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                  ----------------------------
                                                                      2007            2006
                                                                  ------------    ------------

Operating Revenue                                                 $ 81,658,632    $ 66,626,836
                                                                  ------------    ------------

Operating Expenses:
     Direct cost                                                    68,380,907      58,405,208
     Selling, general and administrative                             7,743,688       6,100,351
                                                                  ------------    ------------
         Total operating expense                                    76,124,595      64,505,559
                                                                  ------------    ------------

         Operating income                                            5,534,037       2,121,277

Other Income (Expense):
     Other income (expense)                                               (131)         21,752
     Interest income (expense), net                                   (559,843)       (162,146)
                                                                  ------------    ------------
         Total other income (expense)                                 (559,974)       (140,394)
                                                                  ------------    ------------

Income before Provision for Income Taxes                             4,974,063       1,980,883

Provision for Income Taxes                                           1,819,720         746,740
                                                                  ------------    ------------

         Net Income                                               $  3,154,343    $  1,234,143
                                                                  ============    ============

Net Income Per Common Share:
     Basic                                                        $       0.12    $       0.05
     Diluted                                                      $       0.12    $       0.05

Weighted Average Shares Used in Computing Net Income Per Share:
     Basic                                                          26,809,006      26,332,602
     Diluted                                                        27,259,948      27,246,347


        See accompanying notes to interim condensed consolidated financial statements.


                              ENGlobal Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                         2007           2006
                                                     -----------    -----------

Net Income                                           $ 3,154,343    $ 1,234,143

     Foreign currency translation adjustment, net           (683)          (433)
                                                     -----------    -----------

Net Comprehensive Income                             $ 3,153,660    $ 1,233,710
                                                     ===========    ===========





 See accompanying notes to interim condensed consolidated financial statements.


                                              ENGlobal Corporation
                                      Condensed Consolidated Balance Sheets
                                                   (Unaudited)

                                                     ASSETS
                                                     ------
                                                                                     March 31,       December 31,
                                                                                       2007             2006
                                                                                   -------------    -------------
Current Assets:
     Cash                                                                          $     949,652    $   1,402,880
     Trade receivables, net                                                           64,113,264       60,247,612
     Prepaid expenses and other current assets                                         1,950,000        1,723,907
     Current portion of notes receivable                                                  52,815           52,031
     Costs and estimated earnings in excess of billings on uncompleted contracts       8,068,993        5,390,111
     Deferred tax asset                                                                2,310,106        2,310,106
     Federal income taxes receivable                                                     101,135        1,148,014
                                                                                   -------------    -------------
         Total Current Assets                                                         77,545,965       72,274,661

Property and Equipment, net                                                            8,474,181        8,724,902
Goodwill                                                                              19,688,030       19,202,197
Other Intangible Assets, net                                                           4,747,347        5,426,824
Long term notes receivable, net of current portion                                       120,727          129,105
Other Assets                                                                             624,867          468,864
                                                                                   -------------    -------------

         Total Assets                                                              $ 111,201,117    $ 106,226,553
                                                                                   =============    =============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
Current Liabilities:
     Accounts payable                                                              $  10,636,078    $  14,672,165
     Federal and State Income Taxes                                                    1,159,796          509,748
     Accrued compensation and benefits                                                13,399,534       12,806,919
     Notes payable                                                                       624,978        1,109,772
     Current portion of long-term debt                                                 1,427,352        1,418,029
     Deferred rent                                                                       648,328          678,583
     Billings in excess of costs and estimated earnings on uncompleted contracts       1,697,445          539,910
     Other liabilities                                                                 3,737,345        5,352,886
                                                                                   -------------    -------------
         Total Current Liabilities                                                    33,330,856       37,088,012

Long-Term Debt, net of current portion                                                32,473,627       27,162,263
Deferred Tax Liability                                                                 1,075,716        1,114,224
                                                                                   -------------    -------------

         Total Liabilities                                                            66,880,199       65,364,499
                                                                                   -------------    -------------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized; 26,829,090 and 26,807,460 shares issued and outstanding at March 31, 2007 and
        December 31, 2006, respectively                                                   27,481           27,459
     Additional paid-in capital                                                       31,422,851       31,147,343
     Retained earnings                                                                12,871,696        9,717,354
     Accumulated other comprehensive income (loss)                                        (1,110)         (30,102)
                                                                                   -------------    -------------

         Total Stockholders' Equity                                                   44,320,918       40,862,054
                                                                                   -------------    -------------

         Total Liabilities and Stockholders' Equity                                $ 111,201,117    $ 106,226,553
                                                                                   =============    =============


                 See accompanying notes to interim condensed consolidated financial statements.


                                                ENGlobal Corporation
                                   Condensed Consolidated Statements Of Cash Flows
                                                     (Unaudited)

                                                                                       For the Three Months Ended
                                                                                                March 31,
                                                                                      ----------------------------
                                                                                          2007            2006
                                                                                      ------------    ------------
Cash Flows from Operating Activities:
     Net income                                                                       $  3,154,343    $  1,234,143
     Adjustments to reconcile net income to net cash used in operating activities -
         Depreciation and amortization                                                   1,068,649         648,703
         Share based compensation expense                                                  232,964          85,305
         Gain on disposal of property, plant and equipment                                 (13,561)        (10,000)
         Deferred income tax expense                                                       (38,508)        (15,900)
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                              (3,865,652)     (2,870,680)
         Inventories                                                                          --           153,968
         Costs and estimated earnings in excess of billings                             (2,678,882)       (381,574)
         Prepaid expenses and other assets                                                (462,064)         54,136
         Accounts payable                                                               (4,036,087)     (3,409,896)
         Accrued compensation and benefits                                                 592,615      (1,083,098)
         Billings in excess of costs and estimated earnings                              1,157,535       1,956,996
         Other liabilities                                                              (1,775,443)       (143,704)
         Income taxes receivable (payable)                                               1,731,914         592,639
                                                                                      ------------    ------------
               Net cash used in operating activities                                    (4,932,177)     (3,188,962)
Cash Flows from Investing Activities:
     Property and equipment acquired                                                      (574,759)       (696,456)
     Proceeds from sale of equipment                                                        48,460          10,000
     Proceeds from note receivable                                                           7,594            --
     Proceeds from sale of other assets                                                     90,204          50,000
     Net cash paid for acquisitions                                                           --          (649,251)
                                                                                      ------------    ------------

         Net cash used in investing activities                                            (428,501)     (1,285,707)
                                                                                      ------------    ------------
Cash Flows from Financing Activities:
     Borrowings on line of credit                                                       39,411,802      32,604,288
     Payments on line of credit                                                        (33,758,819)    (28,278,338)
     Proceeds from issuance of common stock                                                 42,565         212,361
     Long-term debt repayments                                                            (817,090)       (205,971)
                                                                                      ------------    ------------

         Net cash provided by financing activities                                       4,878,458       4,332,340
                                                                                      ------------    ------------
Effect of Exchange Rate Changes on Cash                                                     28,992           2,928
                                                                                      ------------    ------------
         Net change in cash                                                               (453,228)       (139,401)
Cash, at beginning of period                                                             1,402,880         159,414
                                                                                      ------------    ------------
Cash, at end of period                                                                $    949,652    $     20,013
                                                                                      ============    ============

Supplemental Disclosures:
         Interest paid                                                                $    353,549    $     90,254
                                                                                      ------------    ------------
         Income taxes paid                                                            $   (134,912)   $    248,867
                                                                                      ------------    ------------
Non-Cash:
         Issuance of note for ATI assets                                              $       --      $  1,000,000
                                                                                      ------------    ------------
         Acceptance of note for Constant Power assets                                 $       --      $    216,000
                                                                                      ============    ============


                   See accompanying notes to interim condensed consolidated financial statements.

                                                        6

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein, are un-audited for the three-month periods ended March 31, 2007 and 2006. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 and Form 10K/A filed on March 29, 2007. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE 2 - CRITICAL ACCOUNTING POLICIES

     A summary of critical accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operation in our 2006 Annual Report on Form 10-K.

     The Company's adoption of SFAS No. 123(R), "Share-Based Payment," became effective January 1, 2006 and is further described in Note 3, below.

     On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues," which provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. This interpretation also revises the disclosure requirements and was adopted by the Company effective as of January 1, 2007. There are currently no material tax positions identified as uncertain for the Company or its' subsidiaries.

     We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of March 31, 2007, we have not recognized interest or penalties relating to any uncertain tax positions.

     The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty the timing of such audits, how these audits would be resolved and whether the Company would be required to make additional tax payments, which may or may not include penalties and interest. The Company was subject to a Federal tax audit for the years 2002 and 2003. That examination has been closed.

     As of March 31, 2007, the Company has been notified that its' recently acquired subsidiary, WRC Corporation is subject to an audit for the pre-acquisition fiscal year ending September 30, 2005. The Company does not have any other examination on-going by the Internal Revenue Service, and the open years subject to audit are currently tax years 2004-2006. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

NOTE 3 - SHARE BASED COMPENSATION

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

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


     over the requisite service period (usually a vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on the vested portion of the awards; however, the total compensation expense is recognized on a straight-line basis over the vesting period.

     In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $232,964 and $85,366 was recorded in the three months ended March 31, 2007, and March 31, 2006, respectively. The total stock-based compensation expense was recorded in selling, general and administrative expense. The total income tax benefit recognized in the condensed consolidated statements of income for the share-based arrangements for the three months ended March 31, 2007 was $38,509.

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

     The total fair value of vested options during the three months ended March 31, 2007 and 2006 was $6.5 million and $10.7 million, respectively. The average price per share for the three months ended March 31, 2007 and 2006 was $6.00 per share and $11.14 per share, respectively.

     Stock Option and Incentive Plans

     The Company maintains a stock option plan (the "Option Plan") under which the Company may issue incentive stock options to employees and non-employee directors. Under the Option Plan, a maximum of 2,650,000 shares of our common stock was approved to be issued or transferred to certain non-employee directors, officers and employees pursuant to stock based awards granted. As of March 31, 2007, 150,806 shares remain available for grant under the Option Plan.

     On March 30, 2007, the Board of Directors approved, subject to stockholder approval on June 14, 2007, an amendment to the Option Plan. The proposed amendment would increase the number of shares available for issuance under the Plan from 2,650,000 to 3,250,000 in order to enhance the ability of ENGlobal to compensate its non-employee directors and to attract employees of outstanding ability.

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

     Compensation expense of $1,480,583 related to previously granted stock option awards which are non-vested had not yet been recognized at March 31, 2007. This compensation expense is expected to be recognized over a weighted-average period of approximately 20 months.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


     The following summarizes stock option activity for the first quarter of 2007.

                                                                  Weighted
                                                     Weighted     Average
                                                     Average     Remaining       Aggregate
                                         Number of   Exercise   Contractual     Intrinsic *
                                          Options      Price    Term (Years)   Value (000's)
                                        -----------  ---------  -------------  -------------
     Balance at December 31, 2006        1,422,494   $    5.16      7.9 years   $    2,871
         Granted                                 -           -              -            -
         Exercised                          21,630        1.97              -           77
         Canceled or expired                     -           -              -            -
                                        -----------  ---------  -------------   ----------

     Balance at March 31, 2007           1,400,864   $    5.21            7.7   $    2,948
                                        ===========  =========  =============   ==========

     Exercisable at March 31, 2007       1,088,164   $    4.66            7.7   $    2,504
                                        ===========  =========  =============   ==========


     *Based on average stock price for the first quarter 2007 of $6.00 per share. The average stock price for the same period in 2006 was $11.14 per share.

     The total intrinsic value of options exercised was $77,000 and $488,000 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2007 and December 31, 2006:
                                                                                   March 31,  December 31,
                                                                                     2007        2006
                                                                                   --------------------
                                                                                      (in thousands)
                                                                                   --------------------

     Costs incurred on uncompleted contracts                                       $ 72,600    $ 75,317
     Estimated earnings (losses) on uncompleted contracts                            (7,792)     (7,390)
                                                                                   --------    --------
         Earned revenues                                                             64,808      67,927
     Less: Billings to date                                                          58,438      63,077
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings                    $  6,370    $  4,850
            on uncompleted contracts
                                                                                   ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts   $  8,068    $  5,390
     Billings and estimated earnings in excess of cost on uncompleted contracts      (1,698)       (540)
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  6,370    $  4,850
                                                                                   ========    ========


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders' equity. At March
     31, 2007, comprehensive income included a loss of $683 from foreign currency translation adjustments.

NOTE 6 - GOODWILL

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather is subject to at least an annual assessment for impairment. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144,


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


     "Accounting for the Impairment or Disposal of Long-Lived Assets." Goodwill has been allocated to the Company's two reportable segments. The test for impairment is made on each of these reporting segments. No impairment of goodwill has been incurred to date.

     Reference is made to NOTE 16 - ACQUISITIONS, in the Company's Report to
     Shareholders on Form 10K for the period ending December 31, 2006. A third-party valuation of intangible assets was received relating to the Company's acquisition of WRC Corporation. A portion of the goodwill was allocated to intangible assets based on the value and nature of the agreements and is being amortized accordingly over the term of the agreements. During the three month period ending March 31, 2007, the Company consulted with the third-party valuation provider and revised the allocation to intangible assets resulting in approximately $669,000 being re-allocated back to goodwill. This caused an additional $70,000 of amortization of intangibles during 2006 than would have been recognized given the final analysis of the WRC acquisition. The Company's amortization of the affected intangible assets will be adjusted over the remaining five year term of those assets and will not have a material effect on the current or future period financial results.

NOTE 7 - LINE OF CREDIT AND DEBT

     Effective March 30, 2007, the Company and Comerica Bank ("Comerica") entered into an amendment to the Company's existing Credit Facility (the
     "Comerica Credit Facility") whereby the limit on the revolving credit note was increased from $30 million to $35 million, subject to loan covenant restrictions. The maturity date of the Comerica Credit Facility will remain at July 26, 2009. The loan agreement positions Comerica as senior to all other debt and the Comerica Credit Facility is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of March 31, 2007 was $29.6 million. The remaining borrowings available under the line of credit as of March 31, 2007 were $5.4 million as loan covenant restrictions did not limit the available borrowings.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The
     Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, plus the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of March 31, 2007 and had no standby letters of credit outstanding. Standby letters of credit previously issued to a refining client expired in August 2006.





              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


                                                                                               March 31, December 31,
                                                                                                 2007       2006
                                                                                               --------------------
                                                                                                  (in thousands)
                                                                                               --------------------
     Schedule of Long-Term Debt:

         Comerica Credit Facility - Line of credit, prime (8.25% at March 31, 2007),
            maturing in July 2009                                                              $ 29,616    $ 23,963
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008          105         120
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                   1,023       1,109
         InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
            installments of $65,000 plus interest due annually, maturing in December 2007            75          75
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                        632         713
         Michael Lee - Note payable, interest at 5%, principal payments in installments of
            $150,000 plus interest due quarterly, maturing in July 2010                           1,950       2,100
         Watco Management, Inc. - Note payable, interest at 4%, principal payments in
            installments of $137,745 including interest annually, maturing in October 2010          500         500
         Miscellaneous                                                                             --          --
                                                                                               --------    --------

              Total long-term debt                                                               33,901      28,580
              Less: Current maturities                                                           (1,427)     (1,418)
                                                                                               --------    --------

              Long-term debt, net of current portion                                           $ 32,474    $ 27,162
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

     Revenue and operating income for each segment are set forth in the following table. The amount under Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive function, finance, accounting, investor relations/governance, project controls, information technology, legal, safety and human resources that are not specifically identifiable with the two segments. Inter-company elimination includes the amount of administrative costs allocated to the segments. Corporate functions support both business segments and therefore cannot be specifically assigned to either. Significant portions of Corporate cost are allocated to each segment based on each segment's revenues and eliminated in consolidation.


                                       11

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


                                                      Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      2007          2006
                                                    --------      --------
                                                        (in thousands)
     Revenue:
          Engineering                               $ 76,149      $ 62,587
          Systems                                      5,510         4,040
                                                    --------      --------
                    Total revenue                   $ 81,659      $ 66,627
                                                    ========      ========

     Operating income (loss):
          Engineering                               $  9,501      $  4,890
          Systems                                       (180)         (182)
          Corporate                                      683           129
         Inter-company eliminations                   (4,470)       (2,716)
                                                    --------      --------
                    Total operating income          $  5,534      $  2,121
                                                    ========      ========


     Financial information about geographic areas
     --------------------------------------------

     Revenue from the Company's non-U.S. operations is currently not material. Long-lived assets (principally leasehold improvements and computer equipment) outside the United States were $76,741 as of March 31, 2007, net of accumulated depreciation.

NOTE 9 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) for the periods ended March 31, 2007 and 2006 were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                     2007           2006
                                                    -------        -------
                                                        (in thousands)

     Current                                        $ 1,820        $   763
     Deferred                                           (39)           (16)
                                                    -------        -------

            Total tax provision                     $ 1,781        $   747
                                                    =======        =======

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share ("EPS").

                                                           Three Months Ended
                                                                March 31,
                                                             ---------------
                                                              2007     2006
                                                             ------   ------
                                                              (in thousands)
     Weighted average shares outstanding
              (denominator used to compute basic EPS)        26,809   26,333
     Effect of employee and outside director stock options      451      913
                                                             ------   ------

     Denominator used to compute diluted EPS                 27,260   27,246
                                                             ======   ======

NOTE 11 - CONTINGENCIES

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

     Insurance

     The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $175,000 per occurrence and approximately $12.1 million in aggregate in each policy year being covered by a separate insurance policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Forward-Looking Statements
   --------------------------

     Certain information contained in this Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; customer retention; project reversals; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the notes thereto, included in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

   MD&A Overview
   -------------

     The following list sets forth a general overview of the more significant changes in the Company's financial condition and results of operations for the three month period ended March 31, 2007, compared to the corresponding period in 2006.

                                During the three month period
                                     ended March 31, 2007
                                -----------------------------
          Revenue                      Increased 23%

          Gross profit                 Increased 62%

          Operating income             Increased 161%

          SG&A expense                 Increased 27%

          Net income                   Increased 156%


     Long-term debt, net of current portion, increased 19.6%, or $5.3 million, from $27.2 million at December 31, 2006 to $32.5 million at March 31, 2007, and as a percentage of stockholders' equity, long-term debt increased to 73.3% from 66.5% at these same dates. The primary reason for the increase in long-term debt is the timing difference related to meeting short-term bi-weekly payroll obligations from our growth and longer collection periods on receipts from our clients. On average, our accounts receivable days outstanding has increased to 71 days for the three month period ended March 31, 2007, from 66 days for the comparable period in 2006. The Company continues to work toward improving billing and collection processes.

     Total stockholders' equity increased 8.5%, or $3.4 million, from $40.9 million as of December 31, 2006 to $44.3 million as of March 31, 2007.


MD&A/Results of Operations (continued)
--------------------------------------

                     Consolidated Results of Operations for the Three Months
                                  Ended March 31, 2007 and 2006
                                           (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                   ---------------------------------------------
                                                             2007                  2006
                                                   ---------------------------------------------
                                                                   (In thousands)
                                                   ---------------------------------------------

     Revenue:
              Engineering                          $    69,262    84.8 %   $    62,587    93.9 %
              Systems                                    5,510     6.8 %         4,040     6.1 %
              Acquisition                                6,887     8.4 %             -       - %
                                                   ------------            ------------
                  Total revenue                    $    81,659   100.0 %   $    66,627   100.0 %
                                                   ============            ============

     Gross profit:
              Engineering                          $    11,779    17.0 %   $     7,796    12.5 %
              Systems                                      249     4.5 %           426    10.6 %
              Acquisition                                1,250    18.2 %             -       - %
                                                   ------------            ------------
                  Total gross profit                    13,278    16.3 %         8,222    12.3 %
                                                   ------------            ------------

     SG&A expense:
              Engineering                                2,946     4.3 %         2,906     4.6 %
              Systems                                      429     7.8 %           608    15.1 %
              Corporate                                  3,787     4.6 %         2,587     3.9 %
              Acquisition                                  582     8.5 %             -       - %
                                                   ------------            ------------
                  Total SG&A expense                     7,744     9.5 %         6,101     9.2 %
                                                   ------------            ------------

     Operating income:
              Engineering                                8,832    12.8 %         4,890     7.8 %
              Systems                                     (180)   (3.3)%          (182)   (4.5)%
              Corporate                                 (3,787)   (4.6)%        (2,587)   (3.9)%
              Acquisition                                  669     9.7 %             -       - %
                                                   ------------            ------------
                  Total operating income                 5,534     6.8 %         2,121     3.2 %
                                                   ------------            ------------

     Other income (expense), net                          (560)   (0.7)%          (140)   (0.2)%
              Tax provision                             (1,820)   (2.2)%          (747)   (1.1)%
                                                   ------------            ------------

                  Net income                       $     3,154     3.9 %   $     1,234     1.9 %
                                                   ============            ============


Other financial comparisons:
----------------------------

                                              March 31,  March 31,
                                                2007       2006
                                              -------------------
                                                (In thousands)
                                              -------------------

     Working capital                          $ 44,215   $ 26,062

     Total assets                             $111,201   $ 80,474

     Long-term debt, net of current portion   $ 32,474   $  9,910

     Stockholders' equity                     $ 44,321   $ 41,314

                                       15

--------------------------------------

     We recorded net income of $3.2 million, or $0.12 per diluted share for the three months ended March 31, 2007, compared to net income of $1.2 million, or $0.05 per diluted share for the corresponding period last year.

     The following table presents, for the periods indicated, the approximate percentage of total revenues and operating income or loss attributable to our reportable segments:

                                                  Three Months Ended
                                                       March 31,
                                                  2007           2006
                                                 ------         ------
          Revenue:
                  Engineering                    93.2 %         93.9 %
                  Systems                         6.8 %          6.1 %

          Operating income (loss):
                  Engineering                    12.5 %          7.8 %
                  Systems                        (3.3)%         (4.5)%


     The Company's revenue is composed of engineering, construction and procurement service revenue, systems, land/management and related product sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed-price contracts. However, our engineering segment recognized approximately $3.8 million in fixed-price revenue in the three month period ended March 31, 2007, compared to less than $4.7 million of similar revenue in the same period in 2006. Of the fixed price revenue, $1.8 million and $2.7 million for the three month period ending March 31, 2007 and March 31, 2006, respectively, were related to the two projects with recorded losses during 2006.

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

     Corporate SG&A expense is comprised primarily of marketing costs, as well as costs related to the executive, investor relations/governance, finance, accounting, safety, human resources, project controls, legal and information technology departments and other costs generally unrelated to specific client projects, but which are incurred to support corporate activities and initiatives.

--------------------------------------

   Industry Overview:

     Many ENGlobal offices have benefited from the strong refinery market. We expect significant capital projects to be generated by refinery operations over the next several years and we will continue to research other markets that value our services. Overall, projects related to refining capacity and environmental mandates have trended upward. Given that global demand for oil products has tightened the supply of both crude oil as well as refinery products, we believe each of ENGlobal's business segments is well positioned within the industry should refinery capacity be added in the United States of America and the overseas markets continue to rise.

     The petrochemical industry has recently been a good source of projects for ENGlobal. We have seen an increase in both maintenance and capital spending after several years of relative inactivity. The petrochemical industry along the Gulf Coast continues to struggle with the aftermath of Hurricane Katrina and Hurricane Rita. Although it will take several years to rebuild, we expect that we will assist our clients with repairs to regional petrochemical facilities in order to resolve current supply limitations.

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

   Revenue:

     Revenue increased $15.0 million, or 22.5%, to $81.7 million for the three months ended March 31, 2007 from $66.7 million for the comparable prior year period with approximately $6.6 million of the increase coming from our engineering segment, $6.9 million attributable to the acquisition of WRC, and $1.5 attributable to our systems segment. This is discussed further in our segment information.

   Gross Profit:

     Gross profit increased $5.1 million, or 62.0%, to $13.3 million for the three months ended March 31, 2007 from $8.2 million for the comparable prior year period. As a percentage of revenue, gross profit increased 4.0% from 12.3% for the three months ended March 31, 2006 to 16.3% for the quarter ended March 31, 2007. Of the overall $5.1 million increase in gross profit, approximately $1.9 million was primarily due to the $15.0 million increase in revenue plus approximately $3.2 million in equivalent lower costs.

   Selling, General, and Administrative:

     As a percentage of revenue, SG&A expense remained relatively level increasing 0.3% to 9.5% for the three months ended March 31, 2007 from 9.2% for the comparable period in 2006. Total expense for SG&A increased $1.6 million, or 26.2%, to $7.7 million for the three months ended March 31, 2007 from $6.1 million for the comparable prior year period.

     As a percentage of revenue, Corporate SG&A expense increased 0.7% to 4.6% for the three months ended March 31, 2007 from 3.9% for the comparable prior year period. Corporate SG&A expense increased approximately $1.2 million, or 46.4%, to $3.8 million for the three months ended March 31, 2007 from $2.6 million for the comparable prior year period. The increase over prior year in Corporate SG&A was related to $243,000 in costs incurred on the continuing preparation and review related to SOX compliance; $264,000 in accrued management incentives; $148,000 related to increased stock compensation expense; $244,000 related to additional salaries and related expenses for business development; $200,000 related to the new Corporate Services and Legal departments and $149,000 for increases in cost for other support services. The increase in business development costs was due to a change in reporting of our systems' sales personnel from operations to corporate, and the addition of personnel to support our growth, including the WRC acquisition.

   Operating Income:

     Operating income increased approximately $3.4 million, or 160.3%, to $5.5 million for the three months ended March 31, 2007 from $2.1 million compared to the same period in 2006. As a percentage of revenue, operating income increased 3.6% to 6.8% for the three months ended March 31, 2007 from 3.2% for the comparable prior year period.

--------------------------------------

   Other Expense, net:

     Other expense increased $ 420,000, to $560,000 for the three month period ended March 31, 2007 from $140,000 for the comparable prior year period, primarily due to higher net interest expense related to an increased outstanding balance on our line of credit.

    Tax Provision:

     Income tax expense increased $1.1 million, or 143.6%, to $1.8 million for the three months ended March 31, 2007 from $0.7 million for the comparable prior year period. The estimated effective tax rate was 36.6% for the three-month period ended March 31, 2007 compared to 37.7% for the comparable prior year period. The change in the effective tax rate is the result of utilization of net operating loss for the 2006 year.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences. Estimates at March 31, 2006 included the effect of non-recurring differences in tax estimates from the 2005 year-end. Estimates at March 31, 2007 are based on results of the 2006 year-end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2007.

   Net Income:

     Net income for the three months ended March 31, 2007 increased $2.0 million, or 166.7%, to $3.2 million from $1.2 for the comparable prior year period. As a percentage of revenue, net income increased 2.0% to 3.9% for the three month period ended March 31, 2007 from 1.9% for the period ended March 31, 2006.

   Liquidity and Capital Resources
   -------------------------------

     Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit, which is currently in effect with Comerica Bank (the "Comerica Credit Facility"). As of March 31, 2007, we had working capital of $44.2 million. Long-term debt, net of current portion, was $32.5 million as of March 31, 2007, including $29.6 million outstanding under the Comerica Credit Facility.

     The Comerica Credit Facility is senior to all other debt, and the line of credit is limited to $35.0 million, after consideration of loan covenant restrictions.. The Comerica Credit Facility is collateralized by substantially all of the assets of the Company. The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including total funded debt to EBITDA; total funded debt to total liabilities, plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of the most recent quarter then ended, to maintain minimum levels of net worth, and must comply with an annual limitation on capital expenditures. The Company is currently in compliance with all loan covenants, although no assurances can be given regarding such compliance in the future. We are not currently subject to any obligations under standby letters of credit, guarantees, repurchase obligations or other commitments. We have no off-balance sheet arrangements.

     As of March 31, 2007, management believes the Company's cash position is sufficient to meet its working capital requirements. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

   Cash Flow
   ---------

     The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if project mix shifts from cost reimbursable to fixed cost contracts during significant periods of growth, if the Company was to lose one or more of its major customers, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such event occurs, the Company would be forced to consider alternative financing options.

     Operating activities:

     Net cash used in operating activities was $4.9 million for the three-month period ended March 31, 2007, compared with net cash used of $3.2 million in the same period in 2006. Changes in working capital due to the timing of

--------------------------------------

     collections of trade receivables and payments for trade payables and accruals, contributed to the negative cash flows from operations in the first quarter of 2007. During the quarter, the line of credit increased from $24.0 million as of December 31, 2006 to $29.6 million as of March 31, 2007.

     Our average days sales outstanding ("DSO") was 71 days for the three month period ended March 31, 2007 compared to 66 days for the comparable period in 2006 and 69 days for the period ended December 31, 2006. We have revised the method used for calculating DOS changing from annualized average revenue and accounts receivable totals to quarterly revenue and accounts receivable balances. The average DSO for all periods referenced herein and for all future periods have been and will be calculated under the new method.

     The primary factors impacting the increase in our need for cash and the increases in average DSO during the three month period ending March 31, 2007 were:

          1) a decrease in accounts payable of approximately $4 million primarily related to contractor payments on the two fixed-price EPC projects;
          2) an increase in accounts receivable of approximately $4 million primarily due to delays in processing billings within the Engineering segment, particularly in getting the WRC acquisition billings current following its conversion to the ENGlobal financial accounting system on December 31, 2006; and
          3) an increase in costs and estimated earnings-in-excess of billings from approximately $5.4 million as of December 31, 2006 to $8.1 million for the three month period ended March 30, 2007 primarily related to extended payment terms and milestones on fixed price contracts within our Systems segment.

     Accounts payable are not expected to materially impact cash during the second quarter as the two fixed-price EPC projects are scheduled to be completed during that period with final billings and retention collections expected to have a positive cash impact. Also, the Company expects to have Engineering segment billings current before the end of the three month period ending June 30, 2007.

     A continued increase in costs and estimated earnings-in-excess of billings is not expected during the second quarter even though improvements can only be made with more favorable contractual terms.

     Investing activities:

     Net cash used in investing activities was $429,000 for the three-month period ended March 31, 2007, compared with net cash provided of $1.3 million in the same period in 2006. In the first quarter of 2006, the Company acquired the assets of ATI, Inc. for $750,000 cash and a note payable. The Company also used cash for capital expenditures in the first three months of 2007 and 2006.

     Financing activities:

     Net cash provided by financing activities was $4.9 million for the three-month period ended March 31, 2007, compared with net cash provided of $4.3 million in the same period in 2006. In the first quarter of 2007, the Company increased its outstanding line of credit by $5.7 million for working capital needs compared to an increase in the outstanding line of credit of $4.3 million in the same period in 2006.

   Asset Management
   ----------------

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $64.1 million and $60.2 million at March 31, 2007 and December 31, 2006, respectively. The number of days sales outstanding in trade accounts receivables was 71 days and 69 days at March 31, 2007 and December 31, 2006, respectively.


Engineering Segment Results
---------------------------

                                                           Three Months Ended
                                                                March 31,
                                            -------------------------------------------------
                                                      2007                       2006
                                            -------------------------------------------------
                                                              (In thousands)
                                            -------------------------------------------------

     Revenue:
        Engineering                         $     69,262    91.0 %      $    62,587   100.0 %
        Acquisition                                6,887     9.0 %                -       - %
                                            -------------               ------------
            Total revenue                   $     76,149   100.0 %      $    62,587   100.0 %
                                            =============               ============

     Gross profit:
        Engineering                         $     11,779    17.0 %      $     7,796    12.5 %
        Acquisition                                1,250    18.2 %                -       - %
                                            -------------               ------------
            Total gross profit                    13,029    17.1 %            7,796    12.5 %
                                            -------------               ------------

     Operating SG&A expense:
        Engineering                                2,946     4.3 %            2,906     4.6 %
        Acquisition                                  582     8.5 %                -       - %
                                            -------------               ------------
            Total SG&A expense                     3,528     4.6 %            2,906     4.6 %
                                            -------------               ------------

     Operating income:
        Engineering                                8,832    12.8 %            4,890     7.8 %
        Acquisition                                  669     9.7 %                -       - %
                                            -------------               ------------
            Total operating income          $      9,501    12.5 %      $     4,890     7.8 %
                                            -------------               ------------


   Overview of Engineering Segment:

     Our engineering segment continues to benefit from a large project load generated primarily by its downstream clients and to a lesser extent by its midstream clients. The industry's refining segment continues to be very active, supplying a large percentage of the Company's backlog. ENGlobal is benefiting from the renewed interest of its chemical/petrochemical clients in maintenance and retrofit projects as product margins in this marketplace improve.

     Acquisition totals for the three months ended March 31, 2007 are from the results of operations related to the acquisition of WRC Corporation. There were no acquisition totals for the engineering segment for the three months ended March 31, 2006, as all previous acquisitions had been fully integrated.




Engineering Segment Results (continued)
---------------------------------------

   Revenue:

     Revenue increased $13.5 million, or 21.6%, to $76.1 million for the three months ended March 31, 2007 from $62.6 million for the comparable prior year period. The following table illustrates the composition of the Company's revenue mix quarter over quarter for the three month periods ended March 31, 2007 and 2006, and provides a comparison of the changes in revenue (in thousands) and revenue trends period over period:

                                   2007    % rev      2006    % rev    $ change   % change
                                  ------   ------    ------   ------   --------   --------

     Detail-design                  35.8       47%    27.6        44%      8.2        30%
     Field services & inspection    35.2       46%    19.6        31%     15.6        80%
     Procurement & construction      1.3        2%    10.6        17%     (9.3)      (88)%
     Design-build fixed price        3.8        5%     4.7         8%      (.9)      (19)%
                                  ------   ------    ------   ------   -------    -------
                                    76.1      100%    62.5       100%     13.6        22%

     The increase in engineering revenue was primarily brought about by increased activity in the engineering and construction markets. Refining related activity has been particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Capital spending in the pipeline area is also trending higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services for ethanol, biodiesel, coal to liquids, petroleum coke to ammonia, and other biomass processes. The acquisition of WRC in May 2006, together with our clients' increased demand for in-plant and inspection resources, stimulated growth in our staffing services division.

     The largest increase in revenue came from field services and inspection activity that increased $15.6 million, or approximately 80%, to $35.2 million for the first quarter of 2007 from $19.6 million for the comparable period in 2006. Approximately $6.9 million of the increase in field services revenue is directly related to the acquisition of WRC in May of 2006 which provides integrated land management, engineering, and related services (Reference is made to NOTE 16 - ACQUISITIONS, in the Company's Report to Shareholders on Form 10K for the period ending December 31,
     2006).

     On a combined basis, with the increase in detail-design services of $8.2 million, or approximately 30%, our core engineering segment's activities accounted for approximately 93% of engineering's total revenue mix during the three month period ended March 31, 2007 compared to approximately 75% for the comparable period of 2006.

     Revenue from non-labor procurement and construction activity decreased $9.3 million from $10.6 million during the three months ended March 31, 2006 to $1.3 million for the first quarter of 2007.

     The design-build fixed price revenue decreased approximately $900,000, or
     (19)%, from $4.7 million for the three month period ended March 31, 2006 to $3.8 million for the same period in 2007 and accounted for approximately 5% of engineering's total revenue. If the revenue from the two fixed-price EPC projects that recorded losses in 2006, which totaled $1.8 and $2.7 million during the three month periods ending March 31, 2007 and March 31, 2006, respectively, were eliminated for comparison purposes, fixed price revenue would have remained the same at $2.0 million for the comparable periods, but would have decreased as a percentage of revenue by 0.5% from 3.2% in 2006 to 2.7% in 2007. Approximately $900,000 of the total fixed-price revenue during the three month period ending March 31, 2007 came from one fixed-price, engineering-only project with a contract value of approximately $6.9 million, but also includes reimbursable material and construction costs estimated to be approximately $34 million. The project is scheduled to be completed during the first quarter of 2008.

   Gross Profit:

     Gross profit increased $5.2 million, or 66.7%, to $13.0 million for the three months ended March 31, 2007 from $7.8 million for the comparable period in 2006. As a percentage of revenue, gross profit increased by 4.6% to 17.1% from 12.5% for the three-month periods ended March 31, 2007 and 2006, respectively. Of the overall $5.2 million increase in gross profit, approximately $1.7 million was attributable to the $13.5 million increase in total revenue, plus approximately $3.5 million in improved margins. The increase in margins can be attributed to the reduced activity in low margin/high dollar procurement projects being replaced with higher margin core revenue derived from labor activity.

---------------------------------------

     At March 31, 2007, we had outstanding unapproved change orders/claims of approximately $17.4 million, net of reserves of $1.2 million associated with ongoing fixed-price EPC projects. If in the future we determine collection of the unapproved change orders/claims is not probable, it will result in a charge to earnings in the period such determination is made for the reserves of $1.2 million.

   Selling, General, and Administrative:

     As a percentage of revenue, SG&A expense was 4.6% for both the three-month periods ended March 31, 2007 and March 31, 2006. SG&A expense increased $0.6 million, or 20.6%, to $3.5 million for the three months ended March 31, 2007 from $2.9 million for the comparable prior year period. The increase in SG&A expense included $68,000 attributable to the support of expanded facilities and supplies as offices in Tulsa, Houston, and Beaumont were expanded to meet both current and projected growth requirements. Additional increases came from salaries, burdens and benefits of $194,000, amortization and depreciation expense of $169,000 primarily related to amortization of intangible assets from the acquisition of WRC (reference is made to NOTE 5 - GOODWILL, page 9), and $69,000 in other charges. An additional bad debt expense of $135,000 was also recorded during the period to increase the allowance for doubtful accounts primarily related to changes in client mix.

   Operating Income:

     Operating income increased $4.6 million, or 94.1%, to $9.5 million for the three months ended March 31, 2007 from $4.9 million for the comparable prior year period. As a percentage of revenue, operating income increased to 12.5% for the three months ended March 31, 2007 from 7.8% for the comparable prior year period.

Systems Segment Results
-----------------------

                                                Three Months Ended
                                                     March 31,
                                    -------------------------------------------
                                            2007                   2006
                                    ---------------------  --------------------
                                                   (In thousands)
                                    -------------------------------------------
                                    $    5,510   100.0 %   $    4,040   100.0 %
      Revenue:
                                    ===========            ===========

      Gross profit:                 $      249     4.5 %   $      426    10.6 %
                                    -----------            -----------

      Operating SG&A expense:              429     7.8 %          608    15.1 %
                                    -----------            -----------

      Operating income:                   (180)   (3.3)%         (182)   (4.5)%
                                    ===========            ===========

   Overview of Systems Segment:

     The systems segment began a detailed review process in the fourth quarter of 2006. Continuing on this trend of self-improvement in the first quarter of 2007, project cost control/forecasting was initiated on all active lump sum projects in order to identify potential areas of remediation and improve financial results. Going into 2007, the systems segment had record backlog of $17.7 million with several large projects being booked in April. In addition, the systems segment is planning to reduce overhead costs to drive efficiency and profitability upwards.

   Revenue:

     Revenue increased approximately $1.5 million, or 37.1%, to $5.5 million for the three month period ended March 31, 2007 from $4.0 million for the comparable prior year period.

     A general turnaround in the oil and gas industry, together with the acquisition of Analyzer Technology International, Inc. ("ATI") in January 2006 has increased the demand for systems services. Another factor positively affecting systems business is that the computer-based distributed control systems equipment used for facility plant automation becomes technologically obsolete over time, which supports ongoing replacement of these systems.

   Gross profit:

     Gross profit decreased approximately $177,000, or 41.5%, to $249,000 for the three months ended March 31, 2007 from $426,000 for the comparable prior year period and, as a percentage of revenue, gross profit decreased to 4.5% from 10.6% for the respective periods. The decrease in gross profit was attributable to lower margins of fixed price work accounting for 3% of the margin changes. The remainder was increased variable costs associated with labor to perform proposals and increased project management.

   Selling, General, and Administrative:

     SG&A expense decreased approximately $179,000, or 29.4%, to $429,000 for the three months ended March 31, 2007 from $608,000 for the same period in 2006 and, as a percentage of revenue, SG&A expense decreased to 7.8% from 15.0% for the respective periods. Salaries and related expenses decreased by $288,000 due to the fact the expenses of four sales persons were moved to Corporate SG&A from Operations; some salaries were moved to direct costs variable; and the Company's personnel decreased. Amortization expense increased by $138,000 in relation to the non-compete intangible that was created with the purchase price analysis related to the ATI acquisition. Facilities and related expenses decreased by $27,000 as a result of moving the office for the ATI acquisition into the existing Systems office.

   Operating Income:

     The systems segment recorded an operating loss of $180,000 for the three months ended March 31, 2007 compared to an operating loss of $182,000 for the three month period ended March 31, 2006.

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

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of March 31, 2007, $29.6 million had been borrowed under the Credit Facility, accruing interest at 8.25% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of March 31, 2007 would be 83 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $244,000, assuming the amount of debt outstanding remains constant.

     In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our Canadian subsidiary from the Canadian dollar to the U.S. dollar. We follow the provisions of SFAS No. 52 - "Foreign Currency Translation" in preparing our consolidated financial statements. Currently, we do not engage in foreign currency hedging activities.


ITEM 4.  CONTROLS AND PROCEDURES

     a.   Evaluation of Disclosure Controls and Procedures

     Our management is responsible for establishing and maintaining our disclosure controls and procedures. As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures or "disclosure controls." Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is properly recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls include processes to accumulate and evaluate relevant information and communicate such information to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of March 31, 2007, were not effective.

     A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006, which remained outstanding as of March 31, 2007:

     o Deficiencies in the Company's Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in our accounting department, which resulted in insufficient: (i) documentation and communication of our accounting policies and procedures; and (ii) internal audit processes of our accounting policies and procedures.

     o Deficiencies in the Company's Information Technology Access Controls. We did not maintain effective controls over preventing access by unauthorized personnel to end-user spreadsheets and other information technology programs and systems.

     o Deficiencies in the Company's Accounting System Controls. We did not effectively and accurately close the general ledger in a timely manner and we did not provide complete and accurate disclosure in our notes to financial statements, as required by generally accepted accounting principles.

     o Deficiencies in the Company's Controls Regarding Purchases and Expenditures. We did not maintain effective controls over the tracking of our commitments and actual expenditures with third-party subsidiaries on a timely basis.

     o Deficiencies in the Company's Controls Regarding Fixed-Price Contract Information. We did not maintain effective controls over the complete, accurate, and timely processing of information relating to the estimated cost of fixed-price contracts.

     o Deficiencies in the Company's Revenue Recognition Controls. We did not maintain effective policies and procedures relating to revenue recognition of fixed price contracts, which accounted for approximately 11% of the Company's revenues in 2006.

     o Deficiencies in the Company's Controls over Income Taxes. We did not maintain sufficient internal controls to ensure that amounts provided for in our financial statements for income taxes accurately reflected our income tax position as of December 31, 2006.

     o Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, but management did not complete its assessment until March 2, 2007. Due to the lack of adequate time to permit Hein to audit management's assessment, Hein was unable to render an opinion on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Accordingly, management identified this as a material weakness. Management's assessment process did not conclude in adequate time to permit Hein to audit management's assessment due to a number of factors, including: (i) our failure to prepare and plan for a timely completion of management's assessment, including adding the resources necessary to do so; and (ii) our failure to ensure that our accounting department was adequately staffed and sufficiently trained to meet deadlines.

     Except as noted below under the heading "Remediation Initiatives," no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     b.   Remediation Initiatives

     Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weakness disclosed in its 2006 Annual Report on Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. Due to the fact that these remedial steps have not been completed, the Company performed additional analysis and procedures in order to ensure that the consolidated financial statements contained in this Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America. Although the Company's remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing and are tested, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively. Management and the Audit Committee of the Company's Board of Directors have begun working with the Company's auditors to determine the most effective way to implement the remedial measures listed below, and, if necessary, to develop additional remedial measures to address the internal control deficiencies identified above. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate. The Company's remediation plans include:

     o We plan to hire additional personnel to assist us with documenting and communicating our accounting policies and procedures to ensure the proper and consistent application of those policies and procedures throughout the Company. Recruitment for this position(s) has begun and the selection process is expected to be completed during the second quarter of 2007.

     o We plan to implement formal processes requiring periodic self-assessments, independent tests, and reporting of our personnel's adherence to our accounting policies and procedures.

     o We plan to design effective policies and procedures to control security of and access to spreadsheet information. If necessary, we will also consider implementing a software solution with automatic control checkpoints for day-to-day business processes.

     o We plan to (i) require additional training for our current accounting personnel; (ii) to hire additional accounting personnel to enable the allocation of job functions among a larger group of accounting staff;
          (iii) to engage outside consultants with technical accounting expertise, as needed; and (iv) to consider restructuring our accounting department, each to increase the likelihood that our accounting personnel will have the resources, experience, skills, and knowledge necessary to effectively perform the accounting system functions assigned to them. The Company currently has three days of in-house training scheduled for the accounting staff at the end of May 2007, to improve our accounting functions as we prepare to report the second quarter, as well as to improve the remainder of the year.

     o We plan to improve procurement and operational efficiencies by implementing a software system and a matrix organization to more completely, accurately, and timely track commitments on Company-wide purchase and expenditure transactions.

     o We plan to improve revenue recognition policies and procedures relating to fixed-price contracts by evaluating the level of economic success achieved by past fixed-price contracts and by stressing throughout the Company the importance of (i) accurately estimating costs, (ii) timely updating cost estimates to reflect the accuracy of the cost savings, (iii) accurately estimating expected profit, (iv) timely identifying when a project's scope changes, (v) promptly reporting man hours and costs in excess of those originally estimated; and (vi) closely scrutinizing the bid process.

     o We plan to train personnel to effectively implement and evaluate the overall design of the Company's fixed-price project control processes. Specifically, we plan to enhance and tighten controls as they relate to the initial bid process and the attendant recognition and management of risk by only bidding on large procurement and construction activities on a cost plus basis.

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

     During the second quarter, the Company will begin its 2007 internal controls audit and the Investor Relations/Governance department expects to hire a third-party consultant to oversee the testing of its internal financial and information technology controls. A quarterly review by consultants will assist the Company and its independent auditors in preparing for the final assessment in September 2007, allowing for any remediation by December 31, 2007.

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries become parties to various legal proceedings arising in the ordinary course of normal business activities. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from such matters, individually or in the aggregate, is not expected to have a material effect upon the consolidated financial position or operations of the Company.


ITEM 1A.  RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS

     10.1 Seventh Amendment to Credit Agreement by and among Comerica Bank and ENGlobal Corporation and its subsidiaries dated April 18, 2007, effective retroactive to March 30, 2007.

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the First Quarter 2007

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the First Quarter 2007

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal Corporation

Dated:   May 9, 2007

                            By: /s/ Robert W. Raiford
                                -------------------------
                                Robert W. Raiford
                                Chief Financial Officer and Treasurer