Form 10-Q
period 2007-06-30
ENGLOBAL CORP
filed 2007-08-09
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2007


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

                                   88-0322261
                                   ----------
                       (I.R.S Employer Identification No.)



  654 N. Sam Houston Parkway E., Suite 400, Houston, TX        77060-5914
  -----------------------------------------------------        ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of August 1, 2007.
      $0.001 Par Value Common Stock                     26,921,225 shares


                                           QUARTERLY REPORT ON FORM 10-Q
                                        FOR THE PERIOD ENDED JUNE 30, 2007

                                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                            Number
                                                                                                            ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months Ended
                      And Six Months Ended June 30, 2007 and June 30, 2006                                       3

                  Consolidated Statements of Comprehensive Income for the Three Months Ended
                      And Six Months Ended June 30, 2007 and June 30, 2006                                       4

                  Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006                   5

                  Condensed Consolidated Statements of Cash Flows for the Six Months                             6
                      Ended June 30, 2007 and June 30, 2006

                  Notes to Condensed Consolidated Financial Statements                                        8-15

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations      16-28

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                    29

       Item 4.    Controls and Procedures                                                                    29-31

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                             32

       Item 1A.   Risk Factors                                                                                  32

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                   32

       Item 3.    Defaults Upon Senior Securities                                                               32

       Item 4.    Submission of Matters to a Vote of Security Holders                                           32

       Item 5.    Other Information                                                                             32

       Item 6.    Exhibits                                                                                      32

                   Signature                                                                                    33



                                        PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               ENGlobal Corporation
                                   Condensed Consolidated Statements Of Income
                                                   (Unaudited)


                                                     For the Three Months               For the Six Months
                                                         Ended June 30,                   Ended June 30,
                                                ------------------------------    ------------------------------
                                                     2007             2006             2007             2006
                                                -------------    -------------    -------------    -------------

Operating Revenue                               $  89,576,296    $  75,065,714    $ 171,234,929    $ 141,692,550
                                                -------------    -------------    -------------    -------------

Operating Expenses:
      Direct cost                                  75,357,142       64,337,124      143,738,050      122,742,331
      Selling, general and administrative           6,570,025        6,812,569       13,615,778       12,510,241
      Depreciation and amortization                   719,917          353,720        1,417,852          756,400
                                                -------------    -------------    -------------    -------------
           Total operating expenses                82,647,084       71,503,413      158,771,679      136,008,972
                                                -------------    -------------    -------------    -------------

           Operating income                         6,929,212        3,562,301       12,463,249        5,683,578

Other Income (Expense):
      Other income                                    515,247          387,355          515,117          409,107
      Interest income (expense), net                 (700,088)        (252,996)      (1,259,931)        (415,142)
                                                -------------    -------------    -------------    -------------
           Total other income (expense)              (184,841)         134,359         (744,814)          (6,035)
                                                -------------    -------------    -------------    -------------

Income before Provision for Income Taxes            6,744,371        3,696,660       11,718,435        5,677,543

Provision for Income Taxes                          2,831,074        1,365,225        4,650,795        2,111,965
                                                -------------    -------------    -------------    -------------

           Net Income                           $   3,913,297    $   2,331,435    $   7,067,640    $   3,565,578
                                                =============    =============    =============    =============

Net Income Per Common Share:
      Basic                                     $        0.15    $        0.09    $        0.26    $        0.14
      Diluted                                   $        0.14    $        0.09    $        0.26    $        0.13

Weighted Average Shares Used in Computing Net
      Income Per Share:
      Basic                                        26,864,358       26,444,185       26,839,184       26,388,702
       Fully Diluted                               27,290,047       27,191,617       27,208,578       27,218,982




                 See accompanying notes to interim condensed consolidated financial statements.


                                         ENGlobal Corporation
                            Consolidated Statements of Comprehensive Income
                                              (Unaudited)


                                                  For the Three Months            For the Six Months
                                                      Ended June 30,                Ended June 30,
                                               --------------------------    --------------------------
                                                   2007           2006           2007           2006
                                               -----------    -----------    -----------    -----------

Net Income                                     $ 3,913,297    $ 2,331,435    $ 7,067,640    $ 3,565,578
                                               -----------    -----------    -----------    -----------

Other Comprehensive Income (Loss):
     Foreign currency translation adjustment       (25,629)        10,238        (26,739)         9,535
     Income tax effect                               9,995         (3,942)        10,428         (3,671)
                                               -----------    -----------    -----------    -----------
     Net other comprehensive income                (15,634)         6,296        (16,311)         5,864
                                               -----------    -----------    -----------    -----------

Net Comprehensive Income                       $ 3,897,663    $ 2,337,731    $ 7,051,329    $ 3,571,442
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


                                             ENGlobal Corporation
                                     Condensed Consolidated Balance Sheets
                                                 (Unaudited)

                                                    ASSETS
                                                    ------
                                                                                      June 30,      December 31,
                                                                                        2007            2006
                                                                                   -------------    -------------
Current Assets:
     Cash                                                                          $   2,325,145    $   1,402,880
     Trade receivables, net                                                           69,649,366       60,247,612
     Prepaid expenses and other current assets                                         1,456,088        1,723,907
     Current portion of notes receivable                                                  53,611           52,031
     Costs and estimated earnings in excess of billings on uncompleted contracts      10,188,515        5,390,111
     Deferred tax asset                                                                2,310,106        2,310,106
     Federal and state income taxes receivable                                              --            638,266
                                                                                   -------------    -------------
         Total Current Assets                                                         85,982,831       71,764,913

Property and Equipment, net                                                            6,929,346        8,724,902
Goodwill                                                                              19,941,170       19,202,197
Other Intangible Assets, net                                                           4,845,904        5,426,824
Long term notes receivable, net of current portion                                     1,587,022          129,105
Other Assets                                                                             927,080          468,864
                                                                                   -------------    -------------

         Total Assets                                                              $ 120,213,353    $ 105,716,805
                                                                                   =============    =============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
Current Liabilities:
     Accounts payable                                                              $  10,285,684    $  14,672,165
     Federal and state income taxes                                                    1,370,780             --
     Accrued compensation and benefits                                                16,588,289       12,806,919
     Notes payable                                                                       252,563        1,109,772
     Current portion of long-term debt                                                 1,554,556        1,418,029
     Deferred rent                                                                       618,073          678,583
     Billings in excess of costs and estimated earnings on uncompleted contracts       3,399,936          539,910
     Other liabilities                                                                 3,205,651        5,352,886
                                                                                   -------------    -------------
         Total Current Liabilities                                                    37,275,532       36,578,264

Long-Term Debt, net of current portion                                                33,317,984       27,162,263
Deferred Tax Liability                                                                 1,037,208        1,114,224
                                                                                   -------------    -------------

         Total Liabilities                                                            71,630,724       64,854,751
                                                                                   -------------    -------------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized; 26,907,335 and 26,807,460 shares issued and outstanding at June 30, 2007 and
        December 31, 2006, respectively                                                   27,559           27,459
     Additional paid-in capital                                                       31,796,816       31,147,343
     Retained earnings                                                                16,784,993        9,717,354
     Accumulated other comprehensive loss                                                (26,739)         (30,102)
                                                                                   -------------    -------------

         Total Stockholders' Equity                                                   48,582,629       40,862,054
                                                                                   -------------    -------------

         Total Liabilities and Stockholders' Equity                                $ 120,213,353    $ 105,716,805
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


                                         ENGlobal Corporation
                            Condensed Consolidated Statements Of Cash Flows
                                             (Unaudited)

                                                                              For the Six Months Ended
                                                                                       June 30,
                                                                             --------------------------
                                                                                 2007           2006
                                                                             -----------    -----------
Cash Flows from Operating Activities:
     Net income                                                              $ 7,067,640    $ 3,565,578
     Adjustments to reconcile net income to net cash used in
              operating activities -
         Depreciation and amortization                                         1,942,564      1,253,070
         Share based compensation expense                                        455,108        491,199
         Loss on disposal of property, plant and equipment                      (552,562)        36,030
         Deferred income tax benefit                                             (77,016)       (73,889)
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                    (9,401,755)    (2,869,847)
         Costs and estimated earnings in excess of billings                   (4,798,403)    (1,467,014)
         Prepaid expenses and other assets                                      (784,928)       (77,889)
         Accounts payable                                                     (4,386,481)    (7,055,855)
         Accrued compensation and benefits                                     3,781,371      1,367,860
         Billings in excess of costs and estimated earnings                    2,860,026      1,741,821
         Other liabilities                                                    (4,364,188)       306,288
         Income taxes receivable (payable)                                     3,849,950        802,170
                                                                             -----------    -----------
               Net cash used in operating activities                          (4,408,674)    (1,980,478)
                                                                             -----------    -----------
Cash Flows from Investing Activities:
     Property and equipment acquired and construction in progress             (1,051,344)    (1,624,592)
     Proceeds from sale of equipment                                                --           12,200
     Proceeds from sale of other assets                                          710,790         50,000
     Proceeds from note receivable                                                20,502          8,126
     Business acquired in purchase transaction, net of cash acquired              18,125     (5,935,162)
     Partnership distribution                                                       --          350,000
     Insurance proceeds                                                             --           68,317
                                                                             -----------    -----------
         Net cash used in investing activities                                  (301,927)    (7,071,111)
                                                                             -----------    -----------
Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                               6,959,125      9,703,310
     Proceeds from issuance of common stock                                      194,465        442,857
     Long-term debt repayments                                                (1,524,086)      (383,387)
                                                                             -----------    -----------
         Net cash provided by financing activities                             5,629,504      9,762,780
                                                                             -----------    -----------

                                                                             -----------    -----------
Effect of Exchange Rate Changes on Cash                                            3,362         13,556
                                                                             -----------    -----------
         Net change in cash                                                      922,265        724,747

Cash, at beginning of period                                                   1,402,880        159,414
                                                                             -----------    -----------
Cash, at end of period                                                       $ 2,325,145    $   884,161
                                                                             ===========    ===========

Supplemental Disclosures:
         Interest paid                                                       $   827,201    $   212,237
                                                                             ===========    ===========
         Income taxes paid                                                   $ 3,442,783    $ 1,306,947
                                                                             ===========    ===========


            See accompanying notes to interim condensed consolidated financial statements.


                                    ENGlobal Corporation
                       Condensed Consolidated Statements Of Cash Flows
                                         (Unaudited)
                                         (Continued)

                                                                    For the Six Months Ended
                                                                             June 30,
                                                                    --------------------------
                                                                        2007           2006
                                                                    -----------    -----------
Non-Cash:
         Issuance of note for purchase of WRC Corporation           $              $ 2,400,000
                                                                    ===========    ===========
         Issuance of common stock for purchase of WRC Corporation   $              $ 1,400,000
                                                                    ===========    ===========
         Issuance of note for ATI assets                            $              $ 1,000,000
                                                                    ===========    ===========
         Acceptance of note for Constant Power assets               $              $  (216,000)
                                                                    ===========    ===========
         Acceptance of note from Oak Tree                           $(1,480,000)   $      --
                                                                    ===========    ===========







       See accompanying notes to interim condensed consolidated financial statements.

                                              7

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein are unaudited for the three month and six month periods ended June 30, 2007 and 2006. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 and as amended on Form 10K/A filed with the Securities and Exchange Commission on March 29, 2007 (collectively referred to as "2006 Annual Report on Form 10-K"). The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

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

     This interpretation also revises the disclosure requirements and was adopted by the Company effective as of January 1, 2007. There are currently no material tax positions identified as uncertain for the Company or its subsidiaries. As of June 30, 2007, we have not recognized interest or penalties relating to any uncertain tax positions.

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

     WRC Corporation, which was acquired by the Company on May 26, 2006, recently underwent a Federal tax audit for the pre-acquisition fiscal year ended September 30, 2005. This audit was closed on July 12, 2007, with no significant tax impact on the Company. The Company does not have any other on-going Internal Revenue Service examinations, and the open years currently subject to audit are tax years 2004-2006. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

NOTE 3 - SHARE BASED COMPENSATION

     The Company currently sponsors a stock-based compensation plan as described below. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)"). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as an expense over the requisite service period (usually a vesting period). The Company

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on the vested portion of the awards; however, the total compensation expense is recognized on a straight-line basis over the vesting period.

     In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $222,143 and $405,894 was recorded for the three months ended June 30, 2007 and June 30, 2006, respectively, and $455,107 and $491,198 was recorded the six months ended June 30, 2007 and June 30, 2006, respectively. The total stock-based compensation expense was recorded in selling, general and administrative expense. The total income tax benefit recognized in the condensed consolidated statements of income for the share-based arrangements for the three months ended June 30, 2007 was $38,509 and for the six months ended June 30, 2007 was $77,018.

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

     The average price per share for the three months ended June 30, 2007 and 2006 was $8.83 per share and $9.53 per share, respectively, and for the six months ended June 30, 2007 and 2006 was $7.44 per share and $10.33 per share, respectively.

     Stock Option and Incentive Plans

     The Company maintains a stock option plan (the "Option Plan") under which the Company may issue stock options to employees and non-employee directors. On March 30, 2007, the Board of Directors approved (subject to stockholder approval which occurred on June 14, 2007) an amendment to the Option Plan to increase the number of shares available for issuance under the Plan from 2,650,000 to 3,250,000. The Company intends to issue stock-based awards under the option plan in order to enhance its ability to attract, retain and compensate employees and non-employee directors of outstanding ability. As of June 30, 2007, 600,806 shares remain available for grant under the Option Plan.

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

     Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options have vested generally over one year for non-employee directors and ratably over four years for officers and employees. The options generally have a ten-year term.

     Compensation expense of $1.4 million related to previously granted stock option awards which are not vested had not yet been recognized at June 30, 2007. This compensation expense is expected to be recognized over a weighted-average period of approximately 12 months.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     The following summarizes stock option activity for the second quarter of 2007:

                                                                Weighted
                                                    Weighted    Average
                                                     Average    Remaining      Aggregate
                                        Number of   Exercise   Contractual    Intrinsic *
                                         Options      Price    Term (Years)  Value (000's)
                                        ---------   ---------  ------------  -------------
     Balance at December 31, 2006       1,422,494   $    5.16     7.9 years   $     2,871
         Granted                          150,000       10.93    10.0 years             -
         Exercised                         99,875        1.66             -           587
         Canceled or expired               20,000        2.05             -             -
                                        ---------   ---------  ------------   -----------

     Balance at June 30, 2007           1,452,619   $    6.04           7.8   $     3,458
                                        =========   =========  ============   ===========

     Exercisable at June 30, 2007       1,047,419   $    5.08           7.8   $     4,974
                                        =========   =========  ============   ===========

     *Based on average stock price for the second quarter 2007 of $8.83 per share. The average stock price for the same period in 2006 was $9.53 per share.

     The total intrinsic value of options exercised was $405,000 and $608,000 for the three months ended June 30, 2007 and 2006, respectively, and $587,000 and $930,000 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2007 and December 31, 2006:

                                                                                   June 30,  December 31,
                                                                                     2007        2006
                                                                                   --------------------
                                                                                      (in thousands)
                                                                                   --------------------

     Costs incurred on uncompleted contracts                                       $ 84,214    $ 75,317
     Estimated earnings (losses) on uncompleted contracts                            (7,417)     (7,390)
                                                                                   --------    --------
         Earned revenues                                                             76,797      67,927
     Less: Billings to date                                                          70,008      63,077
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  6,789    $  4,850
                                                                                   ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts   $ 10,189    $  5,390
     Billings and estimated earnings in excess of cost on uncompleted contracts      (3,400)       (540)
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  6,789    $  4,850
                                                                                   ========    ========

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders' equity. At June 30, 2007, comprehensive income included losses of ($16,659) and ($17,380) for the quarter and year to date, respectively, from foreign currency translation adjustments.

NOTE 6 - GOODWILL

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather is subject to at least an annual assessment for impairment. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Goodwill has been allocated to the Company's two reportable segments. The test for impairment is made on each of these reporting segments. No impairment of goodwill has been incurred to date.

     Reference is made to NOTE 16 - ACQUISITIONS, in the Company's 2006 Annual
     Report on Form 10K for the period ended December 31, 2006. A third party valuation of intangible assets was received relating to the Company's acquisition of WRC Corporation. A portion of the goodwill was allocated to intangible assets based on the value and nature of the agreements and is being amortized accordingly over the term of the agreements. During the three months ended March 31, 2007, the Company consulted with the third party valuation provider and revised the allocation to intangible assets resulting in approximately $669,000 being re-allocated back to goodwill. As a result, in 2006, we amortized $70,000 more of intangibles than we would have amortized based on the second valuation. The Company's amortization of the affected intangible assets will be adjusted over the remaining five year term of those assets and will not have a material effect on the current or future period financial results.

NOTE 7 - LINE OF CREDIT AND DEBT

     At the end of the reporting period, the Company had a Credit Facility (the
     "Comerica Credit Facility") with Comerica Bank ("Comerica") that consisted of a line of credit maturing on July 26, 2009. The Comerica Credit Facility positions the Comerica debt as senior to all other debt. The line of credit is limited to $35 million, subject to loan covenant restrictions and is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of June 30, 2007 was $30.9 million. The remaining borrowings available under the line of credit as of June 30, 2007 were $4.1 million after consideration of loan covenant restrictions.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including the total funded debt to EBITDA; total funded debt to total liabilities plus net worth; and total funded debt to accounts/unbilled receivables. The
     Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, and the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of June 30, 2007.


















              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

                                                                                             June 30,   December 31,
                                                                                               2007        2006
                                                                                             --------------------
                                                                                                (in thousands)
                                                                                             --------------------
     Schedule of Long-Term Debt:

         Comerica Credit Facility - Line of credit, prime (8.25% at June 30, 2007),
            maturing in July 2009                                                            $ 30,922    $ 23,963
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008         90         120
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis
            - Notes payable, discounted at 5% interest, principal in installments of
            $100,000 due quarterly, maturing in October 2009                                      936       1,109
         InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
            installments of $65,000 plus interest due annually, maturing in December 2007          75          75
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                      550         713
         Michael Lee - Note payable, interest at 5%, principal payments in installments of
            $150,000 plus interest due quarterly, maturing in July 2010                         1,800       2,100
         Watco Management, Inc. - Note payable, interest at 4%, principal payments in
            installments of $137,745 including interest annually, maturing in October 2010        500         500
         Miscellaneous                                                                           --          --
                                                                                             --------    --------

              Total long-term debt                                                             34,873      28,580
              Less: Current maturities                                                         (1,555)     (1,418)
                                                                                             --------    --------

              Long-term debt, net of current portion                                         $ 33,318    $ 27,162
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





              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

                                               Three Months Ended        Six Months Ended
                                                    June 30,                  June 30,
                                             ----------------------    ----------------------
                                               2007          2006         2007        2006
                                             ---------    ---------    ---------    ---------
                                                            (in thousands)
                                             ------------------------------------------------
     Revenue:
          Engineering                        $  84,263    $  69,869    $ 160,706    $ 132,499
          Systems                                5,767        5,576       11,277        9,888
            Less intercompany revenue             (454)        (379)        (748)        (694)
                                             ---------    ---------    ---------    ---------
                    Total revenue            $  89,576    $  75,066    $ 171,235    $ 141,693
                                             =========    =========    =========    =========

     Operating income (loss):
          Engineering                        $  10,495    $   6,596    $  19,996    $  11,486
          Systems                                  (60)          55         (240)        (127)
          Corporate                             (3,506)      (3,089)      (7,293)      (5,676)
                                             ---------    ---------    ---------    ---------
                    Total operating income   $   6,929    $   3,562    $  12,463    $   5,683
                                             =========    =========    =========    =========


     Financial information about geographic areas
     --------------------------------------------

     Revenue from the Company's non-U.S. operations is currently not material.
     Long-lived assets (principally leasehold improvements and computer equipment) outside the United States were $98,539 as of June 30, 2007, net of accumulated depreciation.

NOTE 9 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) for the three and six months ended June 30, 2007 and 2006 were as follows:


                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    ------------------    ------------------
                                      2007       2006       2007      2006
                                    -------    -------    -------    -------
                                                 (in thousands)
                                    ----------------------------------------

     Current                        $ 2,869    $ 1,423    $ 4,728    $ 2,186
     Deferred                           (38)       (58)       (77)       (74)
                                    -------    -------    -------    -------

            Total tax provision     $ 2,831    $ 1,365    $ 4,652    $ 2,112
                                    =======    =======    =======    =======







              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share ("EPS").

                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                  June 30,
                                                             -----------------------   -----------------------
                                                                2007         2006         2007         2006
                                                             ----------   ----------   ----------   ----------
                                                                              (in thousands)
                                                             -------------------------------------------------

     Weighted average shares outstanding
             (denominator used to compute basic EPS)         26,864,358   26,444,185   26,839,184   26,388,702
     Effect of employee and outside director stock options      425,689      747,432      369,394      830,280
                                                             ----------   ----------   ----------   ----------

     Denominator used to compute diluted EPS                 27,290,047   27,191,617   27,208,578   27,218,982
                                                             ==========   ==========   ==========   ==========

NOTE 11 - CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with certain of its executive officers, the latest of which expires in February 2009. The agreements provide for minimum salary levels. If the Company terminates the employment of the employee for any reason other than 1) termination for cause, 2) voluntary resignation, or 3) employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of a non- competition provision. These agreements are renewable for one year at the Company's option. The Company has employment agreements with certain other officers which contain the elements of those agreements with its executive officers but are in effect from three to five years.

     Litigation

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. As of the date of this filing, we are party to several legal proceedings for which we have reserves, which are covered by insurance, or that, if determined adversely to us individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position.

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

     Unapproved Change Orders and Claims

     At June 30, 2007, the Company had outstanding unapproved change orders/claims of approximately $18.6 million. The Company recorded $1.2 million in revenue during the year ended December 31, 2006 related to these claims. No additional amounts have been recognized during 2007 related to these claims. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, clients generally will not pay these amounts until final resolution of related claims, thus accordingly, collection of these amounts may extend beyond one year. In the future, if the Company determines collection of any unapproved change order/claim is not probable, it will post a charge to earnings in the period such determination is made.

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 12 - SUBSEQUENT EVENT

     On August 6, 2007, the Company entered into a Credit Agreement (the "Credit Agreement"), provides a three-year, $50 million senior secured revolving credit facility (the "New Credit Facility"). Becoming effective August 8, 2007, the New Credit Facility is guaranteed by substantially all of Company's subsidiaries and is secured by a lien on substantially all of the Company's assets. The New Credit Facility replaced a $35 million senior revolving credit facility that would have expired in July 2009.

     The New Credit Facility may be used for working capital, issuances of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain limitations and restrictions on the Company. These covenants place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, and fixed price contracts along with restrictions on certain distributions. The Company must also maintain certain financial covenants as of the end of each calendar month, including the following:

          o    Leverage Ratio not to exceed 3.00 to 1.00;
          o    Asset Coverage Ratio to be less than 1.00 to 1.00; and
          o Net Worth must be greater than the sum of $40.1 million plus 75% of positive Net Income earned in each fiscal quarter after January 1, 2007 plus 100% of the net proceeds of any offering, sale or other transfer of any capital stock or any equity securities.

     At the Company's option, amounts borrowed under the New Credit Facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 1.0%. The additional margin ranges from 0% on the Alternate Base Rate loans and 1.50% to 2.0% on the LIBOR-based loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Forward-Looking Statements
   --------------------------

     Certain information contained in this Quarterly Report on Form 10-Q, the Company's 2006 Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; customer retention; project reversals; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's 2006 Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's 2006 Annual Report on Form 10-K.

   MD&A Overview
   -------------

     The following list sets forth a general overview of the more significant changes in the Company's financial condition and results of operations for the three and six months ended June 30, 2007, compared to the corresponding period in 2006.

                         During the three months        During the six months
                           ended June 30, 2007           ended June 30, 2007
                         ($ in millions)     %       ($ in millions)         %
                         ---------------  ------     ---------------      ------
     Revenue                $  14.5        19.3%        $  29.5            20.8%
     Gross profit               3.5        32.7%            8.5            44.7%
     Operating income           3.3        91.7%            6.8           119.3%
     SG&A expense               0.1         1.4%            1.7            12.8%
     Net income                 1.6        70.0%            3.5            97.2%

     Long-term debt, net of current portion, increased 22.4%, or $6.1million, from $27.2 million at December 31, 2006 to $33.3 million at June 30, 2007, and as a percentage of stockholders' equity, long-term debt increased to 68.6% from 66.5% at these same dates. The primary reason for the increase in long-term debt is the timing difference related to meeting short-term bi-weekly payroll obligations from our growth and longer collection periods on receipts from our clients. On average, our accounts receivable days outstanding is 70 days for the three months ended June 30, 2007, compared to 64 days for the three months ended June 30, 2006. The Company continues to work toward improving billing and collection processes.

     Total stockholders' equity increased 18.8%, or $7.7 million, from $40.9 million as of December 31, 2006 to $48.6 million as of June 30, 2007.


MD&A/Results of Operations (continued)
--------------------------------------


                                Consolidated Results of Operations for the Three and Six Months
                                                 Ended June 30, 2007 and 2006
                                                          (Unaudited)



                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                  June 30,
                                        ----------------------------------------   -----------------------------------------
                                               2007                  2006                  2007                  2006
                                        -------------------  -------------------   -------------------   -------------------

                                                                        (dollars in thousands)
                                        ------------------------------------------------------------------------------------

     Revenue:
               Engineering              $   83,938   93.7 %  $   69,752   92.9 %   $  160,087   93.5 %   $  132,339   93.4 %
               Systems                       5,638    6.3 %       5,314    7.1 %       11,148    6.5 %        9,354    6.6 %
                                        ---------- ------    ---------- ------     ---------- ------     ---------- ------
                  Total revenue         $   89,576  100.0 %  $   75,066  100.0 %   $  171,235  100.0 %   $  141,693  100.0 %
                                        ==========           ==========            ==========            ==========

         Gross profit:
               Engineering              $   13,967   15.6 %  $   10,189   13.6 %   $   26,996   15.7 %   $   17,986   12.7 %
               Systems                         252    0.3 %         539    0.7 %          501    0.3 %          964    0.7 %
                                        ---------- ------    ---------- ------     ---------- ------     ---------- ------
                  Total gross profit        14,219   15.9 %      10,728   14.3 %       27,497   16.0 %       18,950   13.4 %
                                        ----------           ----------            ----------            ----------

         SG&A expense:
               Engineering                   3,472    3.9 %       3,593    4.8 %        7,000    4.1 %        6,500    4.6 %
               Systems                         312    0.3 %         484    0.6 %          741    0.4 %        1,091    0.8 %
               Corporate                     3,506    4.0 %       3,089    4.1 %        7,293    4.3 %        5,676    4.0 %
                                        ---------- ------    ---------- ------     ---------- ------     ---------- ------
                  Total SG&A expense         7,290    8.2 %       7,166    9.5 %       15,034    8.8 %       13,267    9.4 %
                                        ----------           ----------            ----------            ----------

         Operating income:
               Engineering                  10,495   11.7 %       6,596    8.8 %       19,996   11.7 %       11,486    8.1 %
               Systems                         (60)     - %          55      - %         (240)  (0.2)%         (127)  (0.1)%
               Corporate                    (3,506)  (4.0)%      (3,089)  (4.0)%       (7,293)  (4.3)%       (5,676)  (4.0)%
                                        ---------- ------    ---------- ------     ---------- ------     ---------- ------
                  Total operating income     6,929    7.7 %       3,562    4.8 %       12,463    7.2 %        5,683    4.0 %
                                        ----------           ----------            ----------            ----------

         Other income (expense), net          (185)  (0.2)%         134    0.1)%         (745)  (0.4)%           (6)     - %
         Tax provision                      (2,831)  (3.1)%      (1,365)  (1.8)%       (4,650)  (2.7)%       (2,112)  (1.5)%
                                        ---------- ------    ---------- ------     ---------- ------     ---------- ------

                  Net income            $    3,913    4.4 %  $    2,331    3.1 %   $    7,067    4.1 %   $    3,565    2.5 %
                                        ==========           ==========            ==========            ==========

               All percentages are based on total revenue.



     Other financial comparisons:
     ----------------------------

                                                     As of June 30,
                                                   -------------------
                                                     2007       2006
                                                   --------   --------
                                                     (in thousands)
                                                   -------------------

          Working capital                          $ 48,707   $ 31,051

          Total assets                             $120,213   $ 93,053

          Long-term debt, net of current portion   $ 33,318   $ 16,943

          Stockholders' equity                     $ 48,583   $ 45,777




                                       17

--------------------------------------

     We recorded net income of $3.9 million, or $0.15 per diluted share for the three months ended June 30, 2007, compared to net income of $2.3 million, or $0.09 per diluted share for the corresponding period last year.

     We recorded net income of $7.1 million, or $0.26 per diluted share for the six months ended June 30, 2007, compared to net income of $3.6 million, or $0.13 per diluted share for the corresponding period last year.

     The following table presents, for the periods indicated, the approximate percentage of total revenues and operating income or loss attributable to our reportable segments:

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                      ---------------------   ------------------
                                       2007           2006     2007        2006
                                      ------         ------   ------      ------
       Revenue:
               Engineering            93.7 %         92.9 %   93.5 %      93.4 %
               Systems                 6.3 %          7.1 %    6.5 %       6.6 %

       Operating income (loss):
        As a % of Total Revenues
               Engineering            11.7 %          8.8 %   11.7 %       8.1 %
               Systems                   - %            - %   (0.2)%      (0.1)%


     The Company's revenue is composed of engineering, construction and procurement service revenue, systems, land/management and related product sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed-price contracts. However, our engineering segment recognized approximately $8.0 million in fixed-price revenue in the six months ended June 30, 2007, compared to $14.8 million of similar revenue in the same period in 2006.

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

     In the course of providing our services, we routinely provide engineering, materials, and equipment and may provide construction services on either a subcontracted or direct hire basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in the aggregate, are at margins lower than those of our core business. In accordance with industry practice and generally accepted accounting principles, all costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue may not be indicative of business trends.

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

--------------------------------------

     Corporate SG&A expense is comprised primarily of marketing costs, as well as costs related to the executive, investor relations/governance, finance, accounting, safety, human resources, project controls, legal and information technology departments and other costs generally unrelated to specific client projects, but which are incurred to support corporate activities and initiatives.

   Industry Overview:

     Many ENGlobal offices have benefited from the strong refinery market. We expect significant capital projects to be generated by refinery operations over the next several years given increasing demand for refined products, improved margins, and an aging refining infrastructure in the U.S. Overall, projects that relate to expanding capacity at existing refineries or those projects that relate to processing lower cost grades of crude have trended upward. Given that global demand for energy has tightened the supply of both crude oil as well as refined products, we believe each ENGlobal business segment is well positioned within the industry, and to perform services primarily in the North American market.

     The petrochemical industry has historically been a good source of projects for ENGlobal. We have seen a small increase in both maintenance and capital spending on domestic facilities after several years of relative inactivity. In the Company's view, large capital projects in the petrochemical industry are currently being undertaken outside the U.S., in areas of the world with increasing product demand or lower cost feedstock.

     The Company is currently seeing a significant increase in North American pipeline project activity. It is projected that this activity in terms of pipeline miles built will increase approximately 70% in 2007, when compared to 2006. Moving products through cross country pipelines requires other installations on which the Company performs services, such as pump stations, gas compression facilities, tank farms, metering and surveillance installations. As a general statement, pipeline projects tend to require less engineering man hours as the scope of engineering work is somewhat smaller than for similar sized downstream projects.

     ENGlobal is seeing significant increased activity on projects related to alternative and renewable energy. In many cases, our clients for these projects are new project developers, as opposed to our historical client base that are much larger in size and with long operating histories. In this area, the Company primarily focuses its marketing efforts on facilities that will utilize biomass technologies, including those related to ethanol, biodiesel, coal to liquids and utilization of refinery petroleum coke as an energy source.

   Revenue:

     Revenue increased $29.5 million, or 20.8%, to $171.2 million for the six months ended June 30, 2007 from $141.7 million for the comparable prior year period with approximately $27.8 million of the increase coming from our engineering segment and $1.7 attributable to our systems segment. This is discussed further in our segment information.

     Revenue increased $14.5 million, or 19.3%, to $89.6 million for the three months ended June 30, 2007 from $75.1 million for the comparable prior year period with approximately $14.1 million of the increase coming from our engineering segment and $0.3 million attributable to our systems segment. This is discussed further in our segment information.

   Gross Profit:

     Gross profit increased $8.5 million, or 44.7%, to $27.5 million for the six months ended June 30, 2007 from $19.0 million for the comparable prior year period. As a percentage of revenue, gross profit increased 2.6% from 13.4% for the six months ended June 30, 2006 to 16.0% for the quarter ended June 30, 2007. Of the overall $8.5 million increase in gross profit, approximately $3.9 million was primarily due to the $29.5 million increase in revenue and approximately $4.6 million was due to equivalent lower costs.

     Gross profit increased $3.5 million, or 32.7%, to $14.2 million for the three months ended June 30, 2007 from $10.7 million for the comparable prior year period. As a percentage of revenue, gross profit increased 1.6% from 14.3% for the three months ended June 30, 2006 to 15.9% for the quarter ended June 30, 2007. Of the overall $3.5 million increase in gross profit, approximately $2.1 million was primarily due to the $14.5 million increase in revenue and approximately $1.4 million was due to equivalent lower costs.

--------------------------------------

   Selling, General, and Administrative:

     As a percentage of revenue, SG&A expense decreased 0.6% to 8.8% for the six months ended June 30, 2007 from 9.4% for the comparable prior year period. Total expense for SG&A increased $1.7 million, or 12.8%, to $15.0 million for the six months ended June 30, 2007 from $13.3 million for the comparable prior year period.

     As a percentage of revenue, SG&A expense decreased 1.3% to 8.2% for the three months ended June 30, 2007 from 9.5% for the comparable prior year period. Total expense for SG&A increased $0.1 million, or 1.4%, to $7.3 million for the three months ended June 30, 2007 from $7.2 million for the comparable prior year period.

     As a percentage of revenue, Corporate SG&A expense increased 0.3% to 4.3% for the six months ended June 30, 2007 from 4.0% for the comparable prior year period. Corporate SG&A expense increased approximately $1.6 million, or 28.1%, to $7.3 million for the six months ended June 30, 2007 from $5.7 million for the comparable prior year period.

     Corporate SG&A grew as personnel increased to 92 employees for the six months ended June 30, 2007 compared to 75 employees for the six months ended June 30, 2006. The Company increased the Business Development, Human Resources, Accounting and IT departments to support the overall growth of the Company. Facilities expenses of approximately $100,000 were added over this timeframe to add additional office space in Houston and Denver and to add to our office network.

     As a percentage of revenue, Corporate SG&A expense decreased 0.1% to 4.0% for the three months ended June 30, 2007 from 4.1% for the comparable prior year period. Corporate SG&A expense increased approximately $0.4 million, or 12.9%, to $3.5 million for the three months ended June 30, 2007 from $3.1 million for the comparable prior year period.

   Operating Income:

     Operating income increased approximately $6.8 million, or 119.3%, to $12.5 million for the six months ended June 30, 2007 from $5.7 million compared to the same period in 2006. As a percentage of revenue, operating income increased 3.2% to 7.2% for the six months ended June 30, 2007 from 4.0% for the comparable prior year period.

     Operating income increased approximately $3.3 million, or 91.7%, to $6.9 million for the three months ended June 30, 2007 from $3.6 million compared to the same period in 2006. As a percentage of revenue, operating income increased 2.9% to 7.7% for the three months ended June 30, 2007 from 4.8% for the comparable prior year period.

   Other Expense, net:

     Other expense increased $739,000 for the six months ended June 30, 2007 from the comparable prior year period. Interest expense increased $845,000 due to an increased outstanding balance on our line of credit. Other income increased $106,000 due to a gain of $483,000 recorded for the sale of our office building located in Baton Rouge, Louisiana. Other income for the six months ended June 30, 2006 was mainly from insurance proceeds related to Hurricane Rita damage.

     Other expense increased $319,000 for the three months ended June 30, 2007 from the comparable prior year period. Interest expense increased $447,000 due to an increased outstanding balance on our line of credit. Other income increased $128,000 due to the gain on the sale of the building.

   Tax Provision:

     Income tax expense increased $2.6 million, or 123.8%, to $4.7 million for the six months ended June 30, 2007 from $2.1 million for the comparable prior year period. The estimated effective tax rate was 39.7% for the six months ended June 30, 2007 compared to 37.2% for the comparable prior year period. The change in the effective tax rate is the result of increasing state income taxes.

--------------------------------------

     Income tax expense increased $1.4 million, or 100.0%, to $2.8 million for the three months ended June 30, 2007 from $1.4 million for the comparable prior year period. The estimated effective tax rate was 42.0% for the three months ended June 30, 2007 compared to 36.9% for the comparable prior year period. The change in the effective tax rate is the result of increasing state income taxes.

     As we experienced greater earnings in a broader range of jurisdictions compared to 2006, we realized the need to recognize greater tax obligations to those jurisdictions. The effective rate of 42.0% for the three months ended June 30, 2007 compared to the 39.7% effective rate for the six months ended June 30, 2007, indicates that the increased estimates were booked in the second quarter. Our expected effective rate for 2007, annualizing the impact of Federal and state taxes, should average approximately 41%.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences. Estimates at June 30, 2006 included the effect of non-recurring differences in tax estimates from the 2005 year end. Estimates at June 30, 2007 are based on results of the 2006 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2007.

   Net Income:

     Net income for the six months ended June 30, 2007 increased $3.5 million, or 97.2%, to $7.1 million from $3.6 for the comparable prior year period. As a percentage of revenue, net income increased 1.6% to 4.1% for the six months ended June 30, 2007 from 2.5% for the period ended June 30, 2006.

     Net income for the three months ended June 30, 2007 increased $1.6 million, or 69.6%, to $3.9 million from $2.3 for the comparable prior year period. As a percentage of revenue, net income increased 1.3% to 4.4% for the three months ended June 30, 2007 from 3.1% for the period ended June 30, 2006.

   Liquidity and Capital Resources
   -------------------------------

     Historically, cash requirements have been satisfied through operations and borrowings under a revolving line of credit, which is currently in effect with Comerica Bank (the "Comerica Credit Facility"). As of June 30, 2007, we had working capital of $49.1 million. Long-term debt, net of current portion, was $33.3 million as of June 30, 2007, including $30.9 million outstanding under the Comerica Credit Facility.

     The Comerica Credit Facility positions the Comerica debt as senior to all other debt. The line of credit is limited to $35 million, subject to loan covenant restrictions and is collateralized by substantially all the assets of the Company. The outstanding balance on the line of credit as of June 30, 2007 was $30.9 million. The remaining borrowings available under the line of credit as of June 30, 2007 were $4.1 million after consideration of loan covenant restrictions.

     The Comerica Credit Facility contains covenants requiring the Company, as of the end of each calendar month, to maintain certain ratios, including the total funded debt to EBITDA; total funded debt to total liabilities plus net worth; and total funded debt to accounts/unbilled receivables. The Company is also required, as of the end of each quarter, to maintain minimum levels of net worth, and the Company must comply with an annual limitation on capital expenditures. The Company was in compliance with all covenants under the Comerica Credit Facility as of June 30, 2007.

     We are not currently subject to any obligations under standby letters of credit, guarantees, repurchase obligations or other commitments. We have no off-balance sheet arrangements.

     As of June 30, 2007, management believes the Company's cash position is sufficient to meet its working capital requirements for at least the next twelve months. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

     On August 6, 2007, the Company entered into a Credit Agreement (the "Credit Agreement"), provides a three-year, $50 million senior secured revolving credit facility (the "New Credit Facility"). Becoming effective August 8, 2007, the New Credit Facility is guaranteed by substantially all of Company's subsidiaries and is secured by a lien on substantially all of the Company's assets. The New Credit Facility replaced a $35 million senior revolving credit facility that would have expired in July 2009.

--------------------------------------

     The New Credit Facility may be used for working capital, issuances of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain limitations and restrictions on the Company. These covenants place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, and fixed price contracts along with restrictions on certain distributions. The Company must also maintain certain financial covenants as of the end of each calendar month, including the following:

          o    Leverage Ratio not to exceed 3.00 to 1.00;
          o    Asset Coverage Ratio to be less than 1.00 to 1.00; and
          o Net Worth must be greater than the sum of $40.1 million plus 75% of positive Net Income earned in each fiscal quarter after January 1, 2007 plus 100% of the net proceeds of any offering, sale or other transfer of any capital stock or any equity securities.

     At the Company's option, amounts borrowed under the New Credit Facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 1.0%. The additional margin ranges from 0% on the Alternate Base Rate loans and 1.50% to 2.0% on the LIBOR-based loans.

   Cash Flow
   ---------

     The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if project mix shifts from cost reimbursable to fixed cost contracts during significant periods of growth, if the Company was to lose one or more of its major customers, if demand for the Company's services decreases, or if the Company is not able to meet the covenants of the Comerica Credit Facility. If any such event occurs, the Company would be forced to consider alternative financing options.

     Operating activities:

     Net cash used in operating activities was $4.4 million for the six months ended June 30, 2007, compared with net cash used of $2.0 million in the same period in 2006. For the three months ended June 30, 2007, the Company's operating activities provided approximately $500,000 of cash compared with approximately $1.2 million of cash provided during the same period in 2006. The credit facility increased from $29.6 million as of March 31, 2007 and from $13.5 million as of June 30, 2006 to $30.9 million as of June 30, 2007.

     Our average days of sales outstanding ("DSO") was 70 days for the three months ended June 30, 2007 compared to 64 days for the comparable three month period in 2006 and 69 days for the period ended December 31, 2006. The Company revised the method used for calculating DSO changing from annualized average revenue and accounts receivable totals to average quarterly revenue and accounts receivable totals. The average DSO for all periods referenced herein and for all future periods have been and will be calculated under the new method.

     The decrease in our cash needs for the three months ended June 30, 2007 was primarily due to:

          1)   an increase in net income;
          2) an increase in accrued compensation and benefits due to timing of the quarter's last bi-weekly payroll;
          3) an increase in billings in excess of costs on fixed price engineering projects; offset by:
               a) an increase in trade receivables due to increased revenue and past due accounts;
               b) an increase in costs in excess of billings in our systems manufacturing segment; and
               c) a decrease in accrued liabilities due to subcontractor payments made against reserves related to the fixed price contract losses in 2006.

--------------------------------------

     Accounts payable are not expected to materially impact cash during the third quarter as the two fixed price EPC projects are scheduled to be completed during that period with final billings and retention collections expected to have a positive cash impact. A continued increase in costs and estimated earnings in excess of billings is not expected during the third quarter even though improvements can only be made with more favorable contractual terms.

     Investing activities:

     Net cash used in investing activities was $302,000 for the six months ended June 30, 2007, compared with net cash used of $7,071,000 in the same period in 2006. In the first six months of 2006, the Company acquired the assets of ATI, Inc. for $750,000 cash and a note payable and the Company acquired the assets of WRC for $10.1 million. That transaction included $4.3 million assumption of debt, $2 million in cash, notes payable of

     $2.4 million and ENGlobal shares of common stock valued at $1.4 million. The Company also used cash for capital expenditures in the six months ended June 30, 2007 of $1.1 million and $1.6 million in the comparable prior year period.

     Financing activities:

     Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2007, compared with net cash provided of $9.8 million in the same period in 2006. In the first six months of 2007, the Company increased its outstanding credit facility by $7.0 million for working capital needs compared to an increase in the credit facility of $9.7 million in the same period in 2006.

   Asset Management
   ----------------

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had net trade accounts receivable of $69.6 million and $60.2 million at June 30, 2007 and December 31, 2006, respectively. The DSO in trade accounts receivables was 70 days at June 30, 2007 and at December 31, 2006.


Engineering Segment Results (continued)
---------------------------------------

                                             Three Months Ended                      Six Months Ended
                                                   June 30,                               June 30,
                                    -------------------------------------   -------------------------------------
                                           2007                2006                2007               2006
                                    -----------------   -----------------   -----------------   -----------------
                                                                 (dollars in thousands)
                                    -----------------------------------------------------------------------------

     Gross revenue                  $  84,263           $  69,869           $ 160,706           $ 132,499
        Less intercompany revenue        (325                (117)               (619)               (160)
                                    ---------           ---------           ---------           ---------
     Total Revenue:                 $  83,938    100%   $  69,752    100%   $ 160,087    100%   $ 132,339    100%

     Gross profit:                  $  13,967   16.6%   $  10,189   14.6%   $  26,996   16.8%   $  17,986   13.6%

     Operating SG&A expense:        $   3,472    4.1%   $   3,593    5.2%   $   7,000    4.4%   $   6,500    4.9%

     Operating income:              $  10,495   12.5%   $   6,596    9.5%   $  19,996   12.5%   $  11,486    8.7%


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

     Even though some of our subsidiary entities may focus more on one discipline than another, each of the entities provides services to our clients in the petrochemical and energy industries. As our clients have downsized and began limiting the number of vendors and subcontractors, we have attempted to become a "one-stop shop" solution for an entire project or large portion of that project with more than one entity providing a portion of the work, while other times only one entity may provide one or more portions of the entire project. For example, we may have a project in which WRC provides right of way services, EEI provides engineering and design services, and ECR provides construction management and inspection services. The client would view the work as one project under one contract. We provide these services based on the client requirements.

     We provide services to a wide range of industrial sectors including: petroleum refining, gas processing, pipeline and product movement, petrochemical, production, sulfur processing, manufacturing, chemical exploration, and co-generation. Each of our subsidiaries can service customers in these industries. The various entities also share similar processes for delivery of services.

     All of our entities are greatly impacted by the general availability of qualified engineers and other technical professional staff and employees are often shared among entities as needed.

     Revenue

     Year over year revenue increased $27.8 million, or 21.0%, to $160.1 million for the six months ended June 30, 2007 from $132.3 million for the comparable prior year period. The increase in engineering revenue resulted primarily from increased activity in the engineering and construction markets. Refining related activity has been particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Capital spending in the pipeline area is also trending higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services for ethanol, biodiesel, coal to liquids, petroleum coke to ammonia, and other biomass processes. The acquisition of WRC in May 2006, together with our clients' increased demand for in-plant and inspection resources, stimulated growth in our staffing services division.


Engineering Segment Results (continued)
---------------------------------------

     The following table illustrates the composition of the Company's revenue mix quarter over quarter for the six months ended June 30, 2007 and 2006, and provides a comparison of the changes in revenue and revenue trends period over period.

                                                      Six Months Ended June 30,
                                   --------------------------------------------------------------
                                      2007    % rev       2006     % rev       $ change  % change
                                   --------   -----     --------   -----       --------  --------
                                                       (dollars in millions)
     Detail-design                 $   72.0    45%      $   56.0     43%       $   16.0     29 %
     Field services & inspection       73.3    46%          44.6     34%           28.7     64 %
     Procurement & construction         6.8     4%          16.9     13%          (10.1)   (60)%
     Design-build fixed price           8.0     5%          14.8     10%           (6.8)   (46)%
                                   --------             --------               --------
                                   $  160.1   100%      $  132.3    100%       $   27.8     21 %
                                   ========             ========               ========

          o The largest increase in revenue came from field services and inspection activity which increased $28.7 million, or approximately 64%, to $73.3 million for the six months ended June
               30, 2007 from $44.6 million for the comparable prior year period.

          o    Detail-design services increased $16.0 million, or approximately
               29% for the six months ended June 30, 2007. Our core engineering segment's activities accounted for approximately 91% of engineering's total revenue mix during the six months ended June
               30, 2007 compared to approximately 77% for the comparable prior year period.

          o Revenue from non-labor procurement and construction activity decreased $10.1 million from $16.9 million during the six months ended June 30, 2006 to $6.8 million during the six months ended
               June 30, 2007.

          o    The design-build fixed price revenue decreased $6.8 million, or
               (46)%, from $14.8 million for the six months ended June 30, 2006 to $8.0 million for the same period in 2007 and accounted for approximately 5% of engineering's total revenue.

     Quarter over quarter revenue increased $14.1 million, or 20.2%, to $83.9 million for the three months ended June 30, 2007 from $69.8 million for the comparable prior year period. The following table illustrates the composition of the Company's revenue mix quarter over quarter for the three months ended June 30, 2007 and 2006, and provides a comparison of the changes in revenue and revenue trends period over period:

                                                  Three Months Ended June 30,
                                   ---------------------------------------------------------
                                     2007     % rev     2006     % rev    $ change  % change
                                   --------   -----   --------   -----    --------  --------
                                                     (dollars in millions)
     Detail-design                 $   36.1    43%    $   28.4    41%     $    7.7     27 %
     Field services & inspection       38.2    45%        25.0    36%         13.2     53 %
     Procurement & construction         5.5     7%         6.3     9%         (0.8)   (13)%
     Design-build fixed price           4.2     5%        10.1    14%         (5.9)   (58)%
                                   --------           --------            --------
                                   $   84.0   100%    $   69.8   100%     $   14.2     20 %
                                   ========           ========            ========


   Gross Profit:

     Gross profit increased $9.0 million, or 50.0%, to $27.0 million for the six months ended June 30, 2007 from $18.0 million for the comparable prior year period. As a percentage of revenue, gross profit increased by 3.2% to 16.8% from 13.6% for the six months ended June 30, 2007 and 2006, respectively.
     Of the overall $9.0 million increase in gross profit, approximately $3.8 million was attributable to the $27.8million increase in total revenue, and approximately $5.2 million was attributable to improved margins. The increase in margins can be attributed to the reduced activity in low margin/high dollar procurement projects being replaced with higher margin core revenue derived from labor activity. Included in gross profit for the six months ended June 30, 2007, were $456,000 of additional losses related to the completion of the two fixed price contracts.


Engineering Segment Results (continued)
---------------------------------------

     Gross profit increased $3.8 million, or 37.3%, to $14.0 million for the three months ended June 30, 2007 from $10.2 million for the comparable prior year period. As a percentage of revenue, gross profit increased by 2.0% to 16.6% from 14.6% for the three months ended June 30, 2007 and 2006, respectively. Of the overall $3.8 million increase in gross profit, approximately $2.1 million was attributable to the $14.1million increase in total revenue, and approximately $1.7 million was attributable to improved margins. The increase in margins can be attributed to the reduced activity in low margin/high dollar procurement projects being replaced with higher margin core revenue derived from labor activity. Included in gross profit for the three months ended June 30, 2007, were $456,000 of additional losses related to the completion of the two fixed price contracts.

     At June 30, 2007, the Company had outstanding unapproved change orders/claims of approximately $18.6 million. The Company recorded $1.2 million in revenue during the year ended December 31, 2006 related to these claims. No additional amounts have been recognized during 2007 related to these claims. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, clients generally will not pay these amounts until final resolution of related claims, thus accordingly, collection of these amounts may extend beyond one year. In the future, if the Company determines collection of any unapproved change order/claim is not probable, it will post a charge to earnings in the period such determination is made.

   Selling, General, and Administrative:

     As a percentage of revenue, SG&A expense decreased 0.5% to 4.4% for the six months ended June 30, 2007 from the comparable prior year period. SG&A expense increased $0.5 million, or 7.7%, to $7.0 million for the six months ended June 30, 2007 from $6.5 million for the comparable prior year period.

     As a percentage of revenue, SG&A expense decreased 1.1% to 4.1% for the three months ended June 30, 2007 from 5.2% for the comparable prior year period. SG&A expense decreased $0.1 million, or (2.8)%, to $3.5 million for the three months ended June 30, 2007 from $3.6 million for the comparable prior year period.

   Operating Income:

     Operating income increased $8.5 million, or 73.9%, to $20.0 million for the six months ended June 30, 2007 from $11.5 million for the comparable prior year period. As a percentage of revenue, operating income increased to 12.5% for the six months ended June 30, 2007 from 8.7% for the comparable prior year period.

     Operating income increased $3.9 million, or 59.1%, to $10.5 million for the three months ended June 30, 2007 from $6.6 million for the comparable prior year period. As a percentage of revenue, operating income increased to 12.5% for the three months ended June 30, 2007 from 9.5% for the comparable prior year period.







Systems Segment Results
-----------------------

                                                 Three Months Ended                        Six Months Ended
                                                      June 30,                                 June 30,
                                        -------------------------------------    --------------------------------------
                                               2007                 2006               2007                 2006
                                        ------------------    ---------------    ----------------    ------------------
                                                                    (dollars in thousands)
                                        -------------------------------------------------------------------------------
                                        $ 5,767               $ 5,576            $11,277             $ 9,888
         Gross revenue
             Less intercompany revenue      129                   262                129                 534
                                        -------               -------            -------             -------
         Total revenue:                 $ 5,638    100.0 %      5,314  100.0%    $11,148  100.0 %    $ 9,354    100.0 %

         Gross profit:                  $   252      4.5 %    $   539   10.1%    $   501    4.5 %    $   964     10.3 %
                                        -------               -------            -------             -------

         Operating SG&A expense:            312      5.5 %        484    9.1%        741    6.7 %      1,091     11.7 %
                                        -------               -------            -------             -------

         Operating income:                  (60)    (1.1)%         55    1.0%       (240)  (2.2)%       (127)    (1.4)%
                                        =======               =======            =======             =======

   Overview of Systems Segment:

     The systems segment began a detailed review process in the fourth quarter of 2006. As a continuation of this initiative in the first six months of 2007, the Company initiated more detailed project cost control/forecasting was initiated on all active lump sum projects in order to identify potential areas of remediation and improve financial results.

   Revenue:

     Revenue increased approximately $1.7 million, or 18.1%, to $11.1 million for the six months ended June 30, 2007 from $9.4 million for the comparable prior year period.

     Revenue increased approximately $0.3 million, or 5.7%, to $5.6 million for the three months ended June 30, 2007 from $5.3 million for the comparable prior year period.

     A general turnaround in the oil and gas industry, together with the acquisition of Analyzer Technology International, Inc. ("ATI") in January 2006 has increased the demand for systems services. Another factor positively affecting systems business is that the computer-based distributed control systems equipment used for facility plant automation becomes technologically obsolete over time, requiring ongoing replacement of these systems.

   Gross profit:

     Gross profit decreased approximately $463,000, or 48.0%, to $501,000 for the six months ended June 30, 2007 from $964,000 for the comparable prior year period. As a percentage of revenue, gross profit decreased to 4.5% from 10.3% for the respective periods. Lower margins on fixed price work accounted for 3% of the decrease. The remainder was caused by increased project management costs and increased variable costs associated with labor to perform proposals.

     Gross profit decreased approximately $287,000, or 53.2%, to $252,000 for the three months ended June 30, 2007 from $539,000 for the comparable prior year period and, as a percentage of revenue, gross profit decreased to 4.5% from 10.1% for the respective periods.

   Selling, General, and Administrative:

     SG&A expense decreased approximately $350,000, or 32.1%, to $741,000 for the six months ended June 30, 2007 from $1,091,000 for the same period in 2006 and, as a percentage of revenue, SG&A expense decreased to 6.7% from 11.7% for the respective periods. Salaries and related expenses decreased by $535,000 for a variety of reasons. The expenses of four sales persons were moved to Corporate SG&A from Operations; some salaries were moved to direct costs variable; and the Company's Systems segment personnel decreased. Amortization expense increased by $290,000 as a result of the non-compete intangible related to the ATI acquisition. Facilities and related expenses decreased by $27,000 as a result of consolidating the offices of ATI and Systems.

Systems Segment Results
-----------------------

     SG&A expense decreased approximately $172,000, or 35.5%, to $312,000 for the three months ended June 30, 2007 from $484,000 for the same period in 2006 and, as a percentage of revenue, SG&A expense decreased to 5.5% from 9.1% for the respective periods as a result of the measures described for the six months ended above.

   Operating Income:

     The systems segment recorded an operating loss of $240,000 for the six months ended June 30, 2007 compared to an operating loss of $127,000 for the six months ended June 30, 2006.

     The systems segment recorded an operating loss of $60,000 for the three months ended June 30, 2007 compared to operating income of $55,000 for the three months ended June 30, 2006.

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

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Facility. As of June 30, 2007, $30.9 million had been borrowed under the Comerica Credit Facility, accruing interest at 8.25% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Comerica Credit Facility outstanding as of June 30, 2007 would be 83 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $256,000, assuming the amount of debt outstanding remains constant.

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


ITEM 4. CONTROLS AND PROCEDURES

     a.   Evaluation of Disclosure Controls and Procedures

     Our management is responsible for establishing and maintaining our disclosure controls and procedures. As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures or "disclosure controls." Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is properly recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls include processes to accumulate and evaluate relevant information and communicate such information to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of June 30, 2007, were not effective.

     A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006, which remained outstanding as of June 30, 2007:

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

     Except as noted below under the heading "Remediation Initiatives," no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     b.   Remediation Initiatives

     Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weaknesses disclosed in its 2006 Annual Report on Form 10-K/A and is committed to effectively remediating known weaknesses as expeditiously as possible. These remedial steps have not been completed; however, the Company has performed additional analysis and procedures in order to ensure that the consolidated financial statements contained in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America. Although the Company's remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing and are tested, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively. Management, its outside consultants, and the Audit Committee of the Company's Board of Directors have begun working with the Company's auditors to determine the most effective way to implement the remedial measures listed below, and, if necessary, to develop additional remedial measures to address the internal control deficiencies identified above. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate. The Company's remediation plans include:

     o We plan to hire additional personnel to assist us with documenting and communicating our accounting policies and procedures to ensure the proper and consistent application of those policies and procedures throughout the Company. Recruitment for these positions has begun and the selection process is ongoing.

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

     o We plan to (i) require additional training for our current accounting personnel; (ii) to hire additional accounting personnel to enable the allocation of job functions among a larger group of accounting staff;
          (iii) to engage outside consultants with technical accounting expertise, as needed; and (iv) to consider restructuring our accounting department, each to increase the likelihood that our accounting personnel will have the resources, experience, skills, and knowledge necessary to effectively perform the accounting system functions assigned to them. During the second quarter, the Company conducted training for the accounting staff, with an emphasis to improve various accounting functions going forward.

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

     o In the first six months of 2007, we have begun to train personnel to effectively implement and evaluate the overall design of the Company's fixed-price project control processes. Specifically, we plan to enhance and tighten controls as they relate to the initial bid process and the attendant recognition and management of risk by only bidding on large procurement and construction activities on a cost plus basis.

     Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting. In conjunction with the Company's SOX Section 404 Steering Committee, management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level in conjunction with our Audit Committee. We have also begun to take additional steps to elevate Company awareness about and communication of these important issues through formal channels such as Company meetings, departmental meetings, and training.

     During the second quarter, the Company's external auditors began its review of the 2007 internal controls audit. In July 2007, the Company hired a third-party consultant to oversee the testing of its internal financial and information technology controls. A quarterly review by consultants will assist the Company with its remediation plan will assist its independent auditors in their preparation for the final assessment in the third and fourth quarters, allowing for any remediation before December 31, 2007.

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

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2006 Annual Report on Form 10-K. which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the Second Quarter 2007

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the Second Quarter 2007

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal Corporation

Dated: August 7, 2007

                            By: /s/ Robert W. Raiford
                                -------------------------
                                Robert W. Raiford
                                Chief Financial Officer and Treasurer