Form 10-Q
period 2007-09-30
ENGLOBAL CORP
filed 2007-11-09
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007



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

Large Accelerated Filer       Accelerated Filer  X    Non-Accelerated Filer
                       -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes          No   X
                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of November 8, 2007.

      $0.001 Par Value Common Stock                 27,020,203 shares


                                           QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE PERIOD ENDED SEPTEMBER 30, 2007

                                                 TABLE OF CONTENTS


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months Ended
                      And Nine Months Ended September 30, 2007 and September 30, 2006                           3

                  Consolidated Statements of Comprehensive Income for the Three Months Ended
                      And Nine Months Ended September 30, 2007 and September 30, 2006                           4

                  Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006             5

                  Condensed Consolidated Statements of Cash Flows for the Nine Months                           6
                      Ended September 30, 2007 and September 30, 2006

                  Notes to Condensed Consolidated Financial Statements                                       8-15

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations     16-29

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   30

       Item 4.    Controls and Procedures                                                                   30-33

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                            33

       Item 1A.   Risk Factors                                                                                 33

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                  34

       Item 3.    Defaults Upon Senior Securities                                                              34

       Item 4.    Submission of Matters to a Vote of Security Holders                                          34

       Item 5.    Other Information                                                                            34

       Item 6.    Exhibits                                                                                     34

                  Signature                                                                                    35




                                 PART I. - FINANCIAL INFORMATION
                                 -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                      ENGlobal Corporation
                           Condensed Consolidated Statements Of Income
                                           (Unaudited)


                                                 For the Three Months       For the Nine Months
                                                  Ended September 30,       Ended September 30,
                                                ------------------------------------------------
                                                             (Dollars in Thousands)
                                                   2007         2006         2007         2006
                                                ---------    ---------    ---------    ---------

Operating Revenue                               $  96,826    $  82,503    $ 268,061    $ 224,196
                                                ---------    ---------    ---------    ---------

Operating Expenses:
      Direct cost                                  80,487       77,954      224,225      200,697
      Selling, general and administrative           7,722        6,411       21,338       18,921
      Depreciation and amortization                   881          393        2,299        1,150
                                                ---------    ---------    ---------    ---------
           Total operating expenses                89,090       84,758      247,862      220,768
                                                ---------    ---------    ---------    ---------

           Operating income                         7,736       (2,255)      20,199        3,428

Other Income (Expense):
      Other income                                    (53)         (20)         462          389
      Interest income (expense), net                 (636)        (371)      (1,896)        (786)
                                                ---------    ---------    ---------    ---------
           Total other income (expense)              (689)        (391)      (1,434)        (397)
                                                ---------    ---------    ---------    ---------

Income before Provision for Income Taxes            7,047       (2,646)      18,765        3,031
                                                                                       ---------

Provision for Income Taxes                          3,072       (1,076)       7,722        1,036
                                                ---------    ---------    ---------    ---------

           Net Income                           $   3,975    $  (1,570)   $  11,043    $   1,995
                                                =========    =========    =========    =========

Net Income Per Common Share:
      Basic                                     $    0.15    $   (0.06)   $    0.41    $    0.08
      Diluted                                   $    0.14    $   (0.06)   $    0.40    $    0.07

Weighted Average Shares Used in Computing Net
      Income Per Share:
      Basic                                        26,953       26,646       26,877       26,475
      Fully Diluted                                27,417       26,646       27,278       27,028


         See accompanying notes to interim condensed consolidated financial statements.


                                  ENGlobal Corporation
                     Consolidated Statements of Comprehensive Income
                                       (Unaudited)

                                              For the Three Months    For the Nine Months
                                               Ended September 30,    Ended September 30,
                                              -------------------------------------------
                                                         (Dollars in Thousands)
                                                2007      2006           2007      2006
                                               -------   -------       -------   -------

Net Income                                     $ 3,975   $(1,570)      $11,043   $ 1,995
                                               -------   -------       -------   -------

Other Comprehensive Income (Loss):
     Foreign currency translation adjustment      --         (10)         --           3
     Income tax effect                            --           4          --          (1)
                                               -------   -------       -------   -------
     Net other comprehensive income               --          (6)         --           2
                                               -------   -------       -------   -------

Net Comprehensive Income                       $ 3,975   $(1,576)      $11,043   $ 1,997
                                               =======   =======       =======   =======


     See accompanying notes to interim condensed consolidated financial statements.


                                            ENGlobal Corporation
                                    Condensed Consolidated Balance Sheets
                                                 (Unaudited)

                                                   ASSETS
                                                   ------
Current Assets:                                                                  September 30,    December 31,
                                                                                     2007             2006
                                                                                   ---------       ---------
                                                                                    (Dollars in Thousands)
     Cash                                                                          $   1,103       $   1,403
     Trade receivables, net                                                           70,668          60,248
     Prepaid expenses and other current assets                                         1,036           1,724
     Current portion of notes receivable                                                 153              52
     Costs and estimated earnings in excess of billings on uncompleted contracts       8,174           5,390
     Deferred tax asset                                                                2,310           2,310
     Federal and state income taxes receivable                                          --             1,148
                                                                                   ---------       ---------
         Total Current Assets                                                         83,444          72,275

Property and Equipment, net                                                            7,001           8,725
Goodwill                                                                              20,182          19,202
Other Intangible Assets, net                                                           4,486           5,427
Long term notes receivable, net of current portion                                    10,632             129
Other Assets                                                                           1,045             469
                                                                                   ---------       ---------

         Total Assets                                                              $ 126,790       $ 106,227
                                                                                   =========       =========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
Current Liabilities:
     Accounts payable                                                              $  10,393       $  14,672
     Federal and state income taxes                                                    1,769            --
     Accrued compensation and benefits                                                15,486          12,807
     Notes payable                                                                      --             1,110
     Current portion of long-term debt                                                 1,564           1,418
     Deferred rent                                                                       588             679
     Billings in excess of costs and estimated earnings on uncompleted contracts       2,297             540
     Other liabilities                                                                 2,423           5,862
                                                                                   ---------       ---------
         Total Current Liabilities                                                    34,520          37,088

Long-Term Debt, net of current portion                                                37,795          27,162
Deferred Tax Liability                                                                   944           1,114
                                                                                   ---------       ---------

         Total Liabilities                                                            73,259          65,364
                                                                                   ---------       ---------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,010,825 and 26,807,460 shares issued and outstanding at September 30, 2007 and
        December 31, 2006, respectively                                                   28              27
     Additional paid-in capital                                                       32,751          31,147
     Retained earnings                                                                20,760           9,717
     Accumulated other comprehensive loss                                                 (8)            (30)
                                                                                   ---------       ---------

         Total Stockholders' Equity                                                   53,531          40,861
                                                                                   ---------       ---------

         Total Liabilities and Stockholders' Equity                                $ 126,790       $ 106,227
                                                                                   =========       =========


               See accompanying notes to interim condensed consolidated financial statements.


                                           ENGlobal Corporation
                              Condensed Consolidated Statements Of Cash Flows
                                                (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                       2007          2006
                                                                                   -----------    ----------
                                                                                     (Dollars in Thousands)
Cash Flows from Operating Activities:
     Net income                                                                       $ 11,043    $  1,995
     Adjustments to reconcile net income to net cash used in operating activities -
         Depreciation and amortization                                                   3,410       1,925
         Share based compensation expense                                                  947         895
         (Gain) Loss on disposal of property, plant and equipment                         (552)         99
         Deferred income tax benefit                                                      (170)       (134)
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                             (10,421)     (4,576)
         Notes receivable, net of reserves                                              (9,179)       --
         Costs and estimated earnings in excess of billings                             (2,784)     (5,405)
         Prepaid expenses and other assets                                                (668)        345
         Accounts payable                                                               (4,279)        311
         Inventories                                                                      --           154
         Accrued compensation and benefits                                               2,679         802
         Billings in excess of costs and estimated earnings                              1,757      (2,721)
         Other liabilities                                                              (5,027)        217
         Income taxes receivable (payable)                                               3,850        (667)
                                                                                      --------    --------
               Net cash used in operating activities                                    (9,394)     (6,760)
                                                                                      --------    --------
Cash Flows from Investing Activities:
     Property and equipment acquired and construction in progress                       (1,842)     (2,789)
     Proceeds from sale of equipment                                                      --            13
     Proceeds from sale of other assets                                                    516          50
     Proceeds from note receivable                                                          55          15
     Business acquired in purchase transaction, net of cash acquired                        18      (5,966)
     Partnership distribution                                                             --           350
     Insurance proceeds                                                                   --            68
                                                                                      --------    --------
         Net cash used in investing activities                                          (1,253)     (8,259)
                                                                                      --------    --------
Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                                        11,782      15,929
     Proceeds from issuance of common stock                                                656         724
     Long-term debt repayments                                                          (2,113)       (727)
                                                                                      --------    --------
         Net cash provided by financing activities                                      10,325      15,926
                                                                                      --------    --------

Effect of Exchange Rate Changes on Cash                                                     22           4
                                                                                      --------    --------
         Net change in cash                                                               (300)        911

Cash, at beginning of period                                                             1,403         159
                                                                                      --------    --------
Cash, at end of period                                                                $  1,103    $  1,070
                                                                                      ========    ========

Supplemental Disclosures:
         Interest paid                                                                $  1,829    $    449
                                                                                      ========    ========
         Income taxes paid                                                            $  6,167    $  1,759
                                                                                      ========    ========


              See accompanying notes to interim condensed consolidated financial statements.


                                 ENGlobal Corporation
                    Condensed Consolidated Statements Of Cash Flows
                                      (Unaudited)
                                      (Continued)

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
                                                                      2007       2006
                                                                    --------    -------
                                                                  (Dollars in Thousands)
Non-Cash:
         Issuance of note for purchase of WRC Corporation           $   --      $ 2,400
                                                                    ========    =======
         Issuance of common stock for purchase of WRC Corporation   $   --      $ 1,400
                                                                    ========    =======
         Issuance of note for ATI assets                            $   --      $ 1,000
                                                                    ========    =======
         Acceptance of note for Constant Power assets               $   --      $  (216)
                                                                    ========    =======
         Acceptance of note from Oak Tree                           $ (1,480)   $  --
                                                                    ========    =======
         Acceptance of note from South Louisiana Ethanol            $(10,379)   $  --
                                                                    ========    =======




    See accompanying notes to interim condensed consolidated financial statements.

                                           7

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal", the "Company", "we", "us", or "our") included herein are unaudited for the three month and nine month periods ended September 30, 2007 and 2006. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 and as amended on Form 10K/A filed with the Securities and Exchange Commission on March 29, 2007 (as amended, the "2006 Annual Report on Form 10-K"). The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

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

     This interpretation also revises the disclosure requirements and was adopted by the Company effective as of January 1, 2007. There are currently no material tax positions identified as uncertain for the Company or its subsidiaries. As of September 30, 2007, we have not recognized interest or penalties relating to any uncertain tax positions.

     The Company is subject to Federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty the timing of such audits, how these audits would be resolved and whether the Company would be required to make additional tax payments, which may or may not include penalties and interest. The Company was subject to a Federal tax audit for the years 2002 and 2003. That examination has been closed with no significant tax impact on the Company.

     WRC Corporation, which was acquired by the Company on May 26, 2006, recently underwent a Federal tax audit for the pre-acquisition fiscal year ended September 30, 2005. This audit was closed on July 12, 2007, with no significant tax impact on the Company. The Company does not have any on-going Internal Revenue Service examinations, and the open years currently subject to audit are tax years 2004-2006. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

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

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     123(R). The fair values of the stock awards are determined at the grant date and are recognized as compensation expense on a straight-line basis over the vesting period.

     In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense was recorded in selling, general and administrative expense. The total stock-based compensation and related income tax benefits for the reporting periods are as follows:

                                              September 30,   September 30,
                                                  2007            2006
                                                --------        --------
                                                 (Dollars in Thousands)

        Stock Compensation Expense
                 For the Three Months Ended     $492,144        $403,560
                 For the Nine Months Ended      $947,252        $894,758

        Income Tax Benefit
                 For the Three Months Ended     $128,470        $ 59,847
                 For the Nine Months Ended      $205,488         133,736


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

     Stock Option and Incentive Plans

     The Company maintains a stock option plan (the "Option Plan") under which the Company may issue stock options to employees, non-employee directors, and other persons who perform valuable services for the Company. On March 30, 2007, the Board of Directors approved (subject to stockholder approval which occurred on June 14, 2007) an amendment to the Option Plan to increase the number of shares available for issuance under the Plan from 2,650,000 to 3,250,000. The Company intends to issue stock-based awards under the option plan in order to enhance its ability to attract, retain and compensate employees and non-employee directors of outstanding ability. As of September 30, 2007, 600,806 shares remain available for grant under the Option Plan.

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

     Compensation expense of $1.8 million related to previously granted stock option awards which are not vested had not yet been recognized at September 30, 2007. This compensation expense is expected to be recognized over a weighted-average period of approximately 12 months.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     The following summarizes stock option activity for the third quarter of 2007:

                                                        Weighted  Weighted Average
                                                        Average      Remaining         Aggregate
                                            Number of   Exercise    Contractual       Intrinsic *
                                             Options     Price      Term (Years)     Value (000's)
                                            ---------   --------  ----------------   -------------
     Balance at December 31, 2006           1,422,494   $   5.16               7.9   $       2,871
         Granted                              150,000      10.93               9.7               -
         Exercised                            203,365       3.20                 -           1,204
         Canceled or expired                   20,000       2.05                 -               -
                                            ---------   --------  ----------------   -------------

     Balance at September 30, 2007          1,349,129   $   6.14               7.8   $       3,458
                                            =========   ========  ================   =============

     Exercisable at September 30, 2007      1,072,294   $   5.27               7.6   $       4,974
                                            =========   ========  ================   =============


     Intrinsic values of exercise are based on the average market price in the quarter the option was exercised. Average market prices for 2007 and the comparable 2006 periods are as follows:

                                                         2007        2006
                                                       --------    --------

     Average market price per share:
                  At Third Quarter Year-to-Date        $   8.52    $   9.22
                  Third Quarter                        $  10.64    $   7.02
                  Second Quarter                       $   8.83    $   9.53
                  First Quarter                        $   6.00    $  11.14



NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2007 and December 31, 2006:

                                                                                 September 30,   December 31,
                                                                                     2007           2006
                                                                                   ------------------------
                                                                                        (in thousands)
                                                                                   ------------------------

     Costs incurred on uncompleted contracts                                       $ 77,829        $ 75,317
     Estimated earnings (losses) on uncompleted contracts                            (6,761)         (7,390)
                                                                                   --------        --------
         Earned revenues                                                             71,068          67,927
     Less: Billings to date                                                          65,191          63,077
                                                                                   --------        --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  5,877        $  4,850
                                                                                   ========        ========

     Costs and estimated earnings in excess of billings on uncompleted contracts   $  8,174        $  5,390
     Billings and estimated earnings in excess of cost on uncompleted contracts      (2,297)           (540)
                                                                                   --------        --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  5,877        $  4,850
                                                                                   ========        ========

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net earnings and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     and recognized directly as a component of stockholders' equity. Adjustments to comprehensive income have arisen from foreign currency translation adjustments relating to our Canadian subsidiaries. With the values of the Canadian dollar currently closely aligned with the U.S. dollar, any comprehensive income adjustments are negligible and are currently less than $1,000.

NOTE 6 - GOODWILL

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather is subject to at least an annual assessment for impairment. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Goodwill has been allocated to the Company's two reportable segments. The test for impairment was made on each of these reporting segments at December 31, 2006, at which time no impairment was determined. No additional impairment testing of goodwill has been performed in the interim.

     Reference is made to NOTE 16 - ACQUISITIONS, in the Company's 2006 Annual
     Report on Form 10K. A valuation of intangible assets was performed relating to the Company's acquisition of WRC Corporation. A portion of the goodwill was allocated to intangible assets based on the value and nature of certain agreements entered into in connection with the acquisition and is being amortized accordingly over the term of the agreements. This valuation was revised in the first quarter of 2007 resulting in approximately $669,000 of intangible assets being re-allocated back to goodwill. As a result, in 2006, we amortized $70,000 more of intangibles than we would have amortized based on the revised valuation. The Company's amortization of the affected intangible assets will be adjusted over the remaining five year term of those assets and will not have a material effect on the current or future period financial results.

NOTE 7 - LINE OF CREDIT AND DEBT

     Effective August 8, 2007, the Company entered into a new credit agreement
     (the "New Credit Agreement") with Comerica Bank. The New Credit Agreement provides a three-year, $50 million senior secured revolving credit facility. The New Credit Agreement is guaranteed by substantially all of Company's subsidiaries and is secured by substantially all of the Company's assets. The New Credit Agreement replaced a $35 million senior revolving credit facility that would have expired in July 2009. The outstanding balance on the New Credit Agreement as of September 30, 2007 was $35.7 million. The remaining borrowings available under the New Credit Agreement as of September 30, 2007 were $14.3 million after consideration of loan covenant restrictions.

     At the Company's option, amounts borrowed under the New Credit Agreement will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus
     1.0%. The additional margin ranges from 0% on the Alternate Base Rate loans and 1.50% to 2.0% on the LIBOR-based loans.

     Upon maturity, the LIBOR debt will automatically roll into the Revolver unless the Company elects to renew, at which time a new maturity date and interest rate will be set.

     The New Credit Agreement requires the Company to maintain certain financial covenants as of the end of each calendar month, including the following:

          o    Leverage Ratio not to exceed 3.00 to 1.00;
          o    Asset Coverage Ratio to be less than 1.00 to 1.00; and
          o Net Worth must be greater than the sum of $40.1 million plus 75% of positive Net Income earned in each fiscal quarter after January 1, 2007 plus 100% of the net proceeds of any offering, sale or other transfer of any capital stock or any equity securities.

     The New Credit Agreement also contains covenants that place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, fixed price contracts, and restrictions on certain distributions. The Company was in compliance with all covenants under the New Credit Agreement as of September 30, 2007.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     Details of this line of credit at September 30, 2007 are as follows:

                                                              Amount of   Interest
                                                                 Debt       Rate
                                                              --------------------
                                                                ($ in thousands)
                                                              --------------------

        LIBOR-1, maturing November 18, 2007                    $ 5,000      6.99%
        LIBOR-2, maturing February 15, 2008                     20,000      6.64
        Revolver - Alternate Base Rate, expiring August 2010    10,745      7.75
                                                               -------     ------
                                                               $35,745      7.02%
        Unused Balance                                          14,255      0.25%
                                                               -------
        New Credit Agreement                                   $50,000



                                                                                             September 30,   December 31,
                                                                                                 2007           2006
                                                                                             ---------------------------
                                                                                                    (in thousands)
                                                                                             ---------------------------
     Schedule of Long-Term Debt:
         Total Comerica Credit Agreement - 7.02% weighted average at September 30, 2007,
            maturing August 2010; 8.25% at December 31, 2006                                     35,745         23,963
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008           75            120
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                     847          1,109
         InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
            installments of $75,000 plus interest due annually, maturing in November 2008            75             75
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                        467            713
         Michael Lee - Note payable, interest at 5%, principal payments in installments of
            $150,000 plus interest due quarterly, maturing in July 2010                           1,650          2,100
         Watco Management, Inc. - Note payable, interest at 4%, principal payments in
            installments of $137,745 including interest annually, maturing in October 2010          500            500
                                                                                               --------       --------

              Total long-term debt                                                               39,359         28,580
              Less: Current maturities                                                           (1,564)        (1,418)
                                                                                               --------       --------

              Long-term debt, net of current portion                                           $ 37,795       $ 27,162
                                                                                               ========       ========


NOTE 8 - SEGMENT INFORMATION

     The Company operates in two business segments: (1) engineering, which comprises such components as providing engineering, procurement, construction, inspection, construction management and land management services primarily to major companies involved in the hydrocarbon and chemical processing industries, pipelines, oil and gas development, and cogeneration units that, for the most part, are located in the United
     States; and (2) systems, providing design and implementation of control systems for specific applications primarily in the energy and process industries, to customers that, for the most part, are located in the United
     States.

     Revenue and operating income for each segment are set forth in the following table. The amount shown as "Corporate" includes those activities not allocated to operating segments. It includes costs related to business development, executive function, finance, accounting, investor relations/governance, project controls, information technology, legal, safety and human resources not specifically identifiable to the operating segments. Inter-company elimination includes the amount of administrative


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     costs allocated to the segments. Corporate functions support the business operating segments and therefore cannot be specifically assigned to either.
     Significant portions of Corporate cost are allocated to each segment based on each segment's revenues and eliminated in consolidation.

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                ----------------------    ----------------------
                                                   2007         2006         2007         2006
                                                ---------    ---------    ---------    ---------
                                                                 (in thousands)
                                                ------------------------------------------------
        Revenue:
             Engineering                        $  92,529    $  76,768    $ 253,235    $ 209,268
             Systems                                4,655        6,291       15,950       16,244
               Less intercompany revenue             (358)        (556)      (1,124)      (1,316)
                                                ---------    ---------    ---------    ---------
                       Total revenue            $  96,826    $  82,503    $ 268,061    $ 224,196
                                                =========    =========    =========    =========

        Operating income (loss):
             Engineering                        $  11,802    $     702    $  31,798    $  12,196
             Systems                                 (287)        (281)        (527)        (408)
             Corporate                             (3,779)      (2,676)     (11,072)      (8,360)
                                                ---------    ---------    ---------    ---------
                       Total operating income   $   7,736    $  (2,255)   $  20,199    $   3,428
                                                =========    =========    =========    =========


     Financial information about geographic areas
     --------------------------------------------
     Revenue from the Company's non-U.S. operations is currently not material.
     Long-lived assets (principally leasehold improvements and computer equipment) outside the United States were $98,539 as of September 30, 2007, net of accumulated depreciation.

NOTE 9 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------    ------------------
                                       2007       2006       2007       2006
                                     -------    -------    -------    -------
                                                  (in thousands)
                                     ----------------------------------------

        Current                      $ 3,200    $  (942)   $ 7,927    $ 1,096
        Deferred                        (128)      (134)      (205)       (60)
                                     -------    -------    -------    -------

               Total tax provision   $ 3,072    $(1,076)   $ 7,722    $ 1,036
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

                                                           Three Months Ended   Nine Months Ended
                                                              September 30,       September 30,
                                                             ---------------     ---------------
                                                              2007     2006       2007     2006
                                                             ------   ------     ------   ------
                                                                        (in thousands)
                                                             -----------------------------------

     Weighted average shares outstanding
             (denominator used to compute basic EPS)         26,953   26,646     26,877   26,475
     Effect of employee and outside director stock options      464        *        401      553
                                                             ------   ------     ------   ------

     Denominator used to compute diluted EPS                 27,417   26,646     27,278   27,028
                                                             ======   ======     ======   ======
             * since a net loss was recognized, shares were not diluted

NOTE 11 - CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with certain of its executive officers, the latest of which expires in February 2009. The agreements provide for minimum salary levels. If the Company terminates the employment of the employee for any reason other than 1) termination for cause, 2) voluntary resignation, or 3) employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of a non-competition provision. These agreements are renewable for one year at the Company's option. The Company has employment agreements with certain other officers which contain the elements of those agreements with its executive officers but are in effect from three to five years.

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

     Unapproved Change Orders and Claims

     At September 30, 2007, the Company had outstanding unapproved change orders/claims of approximately $8.0 million. The Company recorded $1.0 million in revenue, which did not include any profit component, related to these claims for the year ended December 31, 2006. No additional amounts have been recognized during 2007 related to these claims. During the quarter, one claim was settled with the revenue recorded during the year ended December 31, 2006. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months.
     However, in most cases clients generally will not pay these amounts until a final resolution is reached related to these claims, thus accordingly,


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     collection of these amounts may extend beyond one year. In the future, if the Company determines collection of any unapproved change order/claim is not probable, a charge will be taken against earnings in the period such determination is made.

NOTE 12 - SUBSEQUENT EVENT

     In the fourth quarter of 2006, ENGlobal Engineering, Inc. ("EEI") began site preparation and preliminary engineering work on a cost reimbursable basis to provide an estimate for the re-design and modification of a 20 year old ethanol plant located in Belle Chasse, Louisiana. In March 2007, EEI and the client executed an agreement (the "EPC Agreement") under which EEI was to provide the client with engineering services on a fixed price basis and procurement and construction services on a cost reimbursable basis. Late in the third quarter of 2007, the client asked the Company to suspend work to allow it time to seek permanent financing necessary to complete the project. The client has informed the Company that it is actively seeking financing for the project, and expressed its belief that it would be able to obtain financing as well as its intention to resume construction as soon as it has raised the necessary funds.

     As a result of these developments, EEI requested security for the amounts that the client owed to EEI. Accordingly, on August 31, 2007, the client executed a $15,000,000 promissory note and a collateral pledge agreement as security for payments due by the client for all current and future invoices for services and materials provided. In accordance with Louisiana law, this note and pledge agreement were later supplemented with a "hand note" in the principal amount of $12.3 million and an additional collateral agreement which we believe give EEI priority over certain other creditors.

     The client's note accrues interest at the rate of 10% per annum on the unpaid principal balance and is payable in quarterly installments of interest only, commencing January 22, 2008. The client, at its option, may elect to forgo any quarterly interest payment at a deferred interest rate of 15% per annum until the first anniversary of the note, at which time all accrued interest will become due and payable. On the first anniversary of the note, the client must begin to make equal monthly payments of principal and interest, with interest at 12% per annum. The payments are based on a 20-year amortization, and a balloon payment of all remaining principal and interest is due on October 22, 2010.

     In order to obtain additional security, during October 2007, the Company presented the client with a Notice of Contract Termination which allowed
     ECR, another subsidiary of ENGlobal and a subcontractor to EEI, to file a Material Man's and Mechanic's Lien on the property, securing $8.6 million of the amount due. Under Louisiana law, ECR's lien is subordinate to governmental and laborers' liens and to bona fide mortgages. A lien search conducted on November 1, 2007 did not uncover any liens that we believe to be superior to ECR's Material Man's and Mechanic's Lien, but liens that have priority could be discovered or could be filed in the future.

     Based on these facts, as of September 30, 2007, the Company re-classified accounts receivable and unbilled receivables relating to the client's obligation to a long-term note receivable in the amount, net of reserves, of $9.2 million. Management currently believes that the client will be successful in obtaining financing and completing the project. In addition, management believes that even if the project is not completed, the underlying collateral supporting the note receivable and the Material Man's and Mechanic's lien will be sufficient to ensure full payment of the note receivable and the interest accruing thereon.

     However, despite management's belief to the contrary, there can be no guarantee that (i) the client will pay the amount due, (ii) if the client defaults on the note, EEI and ECR will be able to enforce their liens,
     (iii) liens having priority over the liens of EEI or ECR will not be discovered or will not be filed in the future, or (iv) if EEI and ECR successfully enforce their liens, the value of the collateral will provide sufficient funds for full payment of the note receivable. In addition, there is no guarantee that the reserves taken by the Company with respect to the note receivable will be sufficient. In any such case, the Company would incur a significant loss.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

  Forward-Looking Statements
  --------------------------

     Certain information contained in this Quarterly Report on Form 10-Q, the Company's 2006 Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; customer retention;
     project reversals; commitments and contingent liabilities; the ability to collect past due accounts receivable or notes receivable; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words "anticipate," "believe,"
     "estimate," "expect," "may," and similar expressions, identify forward-looking statements, which generally are not historical in nature.
     Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties and specific risk factors set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's 2006 Annual Report on Form 10-K and those described from time to time in our future reports to be filed with the Securities and Exchange Commission.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's 2006 Annual Report on Form 10-K.

  MD&A Overview
  -------------

     The following list sets forth a general overview of the more significant changes in the Company's financial condition and results of operations for the three and nine months ended September 30, 2007, compared to the corresponding period in 2006.

                                    Three months ended                 Nine months ended
                                    September 30, 2007                 September 30, 2007
                              compared to three months ended     compared to nine months ended
                                    September 30, 2006                 September 30, 2006
                             ($ in millions)          %          ($ in millions)         %
                             ---------------     -----------     ---------------    -----------
        Revenue                $  14.3              17.3%           $  43.9            19.6%
        Gross profit              11.8             262.2%              20.3            86.4%
        SG&A expense               1.8              26.5%               3.5            17.4%
        Operating income          10.0             434.8%              16.8           494.1%
        Net income                 5.6             350.0%               9.0           450.0%

     Long-term debt, net of current portion, increased 39.0%, or $10.6 million, from $27.2 million at December 31, 2006 to $37.8 million at September 30,
     2007, and as a percentage of stockholders' equity, long-term debt increased to 70.7% from 66.5% at these same dates. The primary reason for the increase in long-term debt relates to the negative cash impact resulting from the re-classification of $10.4 million from accounts receivable and unbilled receivables to a long-term note receivable (see additional discussion at Note 12 - Subsequent Events and Item 3); timing difference related to meeting short-term bi-weekly payroll obligations due to growth;
     and longer collection periods on receivables from our clients. On average, our accounts receivable days outstanding is 66 days for the three months ended September 30, 2007, compared to 60 days for the three months ended
     September 30, 2006. The re-classification of $10.4 million from accounts receivable and unbilled receivables to a long-term note receivable lowered our accounts receivable days outstanding by nine days for the three months ended September 30, 2007. The Company is continuing its efforts to work toward improving billing and collection processes.

     Total stockholders' equity increased 30.8%, or $12.6 million, from $40.9 million as of December 31, 2006 to $53.5 million as of September 30, 2007.

















Management's Discussion and Analysis
------------------------------------

                             Consolidated Results of Operations for the Three and Nine Months
                                           Ended September 30, 2007 and 2006
                                                      (Unaudited)


                                               Three Months Ended                           Nine Months Ended
                                                  September 30,                                September 30,
                                   ------------------------------------------   -----------------------------------------
                                         2007 (1)               2006 (1)              2007 (1)              2006 (1)
                                   -------------------    -------------------   -------------------   -------------------

                                                                   (dollars in thousands)
                                   --------------------------------------------------------------------------------------

  Revenue:
          Engineering              $   92,299   95.3 %    $   76,616   92.9 %   $  252,386   94.2 %   $  208,955   93.2 %
          Systems                       4,527    4.7 %         5,887    7.1 %       15,675    5.8 %       15,241    6.8 %
                                   ----------  -------    ----------  -------   ----------  -------   ----------  -------
             Total revenue         $   96,826  100.0 %    $   82,503  100.0 %   $  268,061  100.0 %   $  224,196  100.0 %
                                   ==========             ==========            ==========            ==========

      Gross profit:
          Engineering              $   16,208   16.8 %    $    4,426    5.4 %   $   43,204   16.1 %   $   22,412   10.0 %
          Systems                         131    0.1 %           123    0.1 %          632    0.2 %        1,087    0.5 %
                                   ----------  -------    ----------  -------   ----------  -------   ----------  -------
             Total gross profit        16,339   16.9 %         4,549    5.5 %       43,836   16.3 %       23,499   10.5 %
                                   ----------             ----------            ----------            ----------

      SG&A expense:
          Engineering                   4,406    4.6 %         3,724    4.5 %       11,406    4.3 %       10,215    4.6 %
          Systems                         418    0.4 %           404    0.5 %        1,159    0.4 %        1,496    0.7 %
          Corporate                     3,779    3.9 %         2,676    3.2 %       11,072    4.1 %        8,360    3.7 %
                                   ----------  -------    ----------  -------   ----------  -------   ----------  -------
             Total SG&A expense         8,603    8.9 %         6,804    8.2 %       23,637    8.8 %       20,071    9.0 %
                                   ----------             ----------            ----------            ----------

      Operating income:
          Engineering                  11,802   12.2 %           702    0.8 %       31,798   11.8 %       12,197    5.4 %
          Systems                        (287)  (0.3)%          (281)  (0.3)%         (527)  (0.2)%         (409)  (0.2)%
          Corporate                    (3,779)  (3.9)%        (2,676)  (3.2)%      (11,072)  (4.1)%       (8,360)  (3.7)%
                                   ----------  -------    ----------  -------   ----------  -------   ----------  -------
             Total operating income     7,736    8.0 %        (2,255)  (2.7)%       20,199    7.5 %        3,428    1.5 %
                                   ----------             ----------            ----------            ----------

      Other income (expense), net        (689)  (0.7)%          (391)  (0.5)%       (1,434)  (0.5)%         (397)  (0.2)%
      Tax provision                    (3,072)  (3.2)%         1,076    1.3 %       (7,722)  (2.9)%       (1,036)  (0.4)%
                                   ----------  -------    ----------  -------   ----------  -------   ----------  -------

             Net income            $    3,975    4.1 %    $   (1,570)  (1.9)%   $   11,043    4.1 %   $    1,995    0.9 %
                                   ==========             ==========            ==========            ==========

        (1) Percentages represent percentage of total revenue in the periods indicated.


     Other financial comparisons:
     ----------------------------
                                                    As of September 30,
                                                    -------------------
                                                      2007       2006
                                                    --------   --------
                                                      (in thousands)
                                                    -------------------

           Working capital                          $ 48,924   $ 35,503

           Total assets                             $126,790   $ 99,384

           Long-term debt, net of current portion   $ 37,795   $ 22,831

           Stockholders' equity                     $ 53,531   $ 44,882




Management's Discussion and Analysis
------------------------------------

     We recorded net income of $4.0 million, or $0.14 per diluted share for the three months ended September 30, 2007, compared to net loss of $1.6 million, or $(0.06) per diluted share for the corresponding period last year.

     We recorded net income of $11.0 million, or $0.40 per diluted share for the nine months ended September 30, 2007, compared to net income of $2.0 million, or $0.07 per diluted share for the corresponding period last year.

     The following table presents, for the periods indicated, the approximate percentage of total revenues attributable to our reportable segments and reporting segment operating income (loss) as a percentage of total revenues:

                                    Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                  -----------------------      --------------------
                                    2007           2006          2007        2006
                                  --------       --------      --------    --------
       Revenue:
               Engineering         95.3 %         92.9 %        94.2 %      93.2 %
               Systems              4.7 %          7.1 %         5.8 %       6.8 %

       Operating income (loss):
        As a % of Total Revenues
               Engineering         12.2 %          0.8 %        11.8 %       5.4 %
               Systems             (0.3)%         (0.3)%        (0.2)%      (0.2)%


     The Company's revenue is derived from engineering, construction and procurement service revenue, systems, land/management and related product sales, and design and implementation of systems. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's product sales are earned on fixed-price contracts. However, our engineering segment recognized approximately $14.0 million in fixed-price revenue in the nine months ended September 30, 2007, compared to $27.2 million of similar revenue in the same period in 2006.

     Revenue is recorded primarily using the percentage-of-completion
     (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the amounts of the adjustments become known. Losses on contracts are recorded in full as they are determined.

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


Management's Discussion and Analysis
------------------------------------

  Industry Overview:

     Many ENGlobal offices have benefited from the strong refinery market. We expect significant capital projects to continue to be generated by refinery operations over the next several years given increasing demand for refined products, improved margins, and an aging refining infrastructure in the U.S. Overall, projects that relate to expanding capacity at existing refineries or those projects that relate to processing lower cost grades of crude have trended upward. Given that global demand for energy has tightened the supply of both crude oil as well as refined products, we believe each ENGlobal business segment is well positioned within the industry.

     The petrochemical industry has historically been a good source of projects for ENGlobal. We continue to see a small increase in both maintenance and capital spending on domestic facilities after several years of relative inactivity. Large capital projects in the petrochemical industry are currently being undertaken outside the U.S., in areas of the world with increasing product demand or lower cost feedstock.

     The Company is also currently seeing a significant increase in North
     American pipeline project activity. It is projected that this activity in terms of pipeline miles built will increase approximately 70% in 2007, when compared to 2006. Moving products through cross country pipelines requires other installations on which the Company performs services, such as pump stations, gas compression facilities, tank farms, metering and surveillance installations. As a general rule, pipeline projects tend to require less engineering man hours than for similar sized downstream projects.

     ENGlobal is seeing significant increased activity on projects related to alternative and renewable energy. In many cases, our clients for these projects are new project developers, compared to our historical client base of larger developers with longer operating histories. In this area, the Company primarily focuses its marketing efforts on facilities that will utilize biomass technologies, including those related to ethanol, biodiesel, coal to liquids and utilization of refinery petroleum coke as an energy source.

  Revenue:

     Revenue increased $43.9 million, or 19.6%, to $268.1 million for the nine months ended September 30, 2007 from $224.2 million for the comparable prior year period. Approximately $43.4 million of the increase is attributable to our engineering segment and $0.5 is attributable to our systems segment, the details of which are discussed further in our segment information.

     Revenue increased $14.3 million, or 17.3%, to $96.8 million for the three months ended September 30, 2007 attributable to $82.5 million for the comparable prior year period. Approximately $15.7 million of the increase is attributable to our engineering segment reduced by losses of $1.4 million is attributable to our systems segment, the details of which are discussed further in our segment information.

  Gross Profit:

     Gross profit increased $20.3 million, or 86.4%, to $43.8 million for the nine months ended September 30, 2007 from $23.5 million for the comparable prior year period. As a percentage of revenue, gross profit increased 5.8% from 10.5% for the nine months ended September 30, 2006 to 16.3% for the nine months ended September 30, 2007. Of the overall $20.3 million increase in gross profit, approximately $4.6 million was primarily due to the $43.8 million increase in revenue and approximately $15.7 million was due to equivalent lower costs, primarily related to the reduced use of subcontractors and efficiencies related to materials.

     Gross profit increased $11.8 million, or 262%, to $16.3 million for the three months ended September 30, 2007 from $4.5 million for the comparable prior year period. As a percentage of revenue, gross profit increased 11.4% from 5.5% for the three months ended September 30, 2006 to 16.9% for the three months ended September 30, 2007. Of the overall $11.8 million increase in gross profit, approximately $1.0 million was primarily due to the $14.3 million increase in revenue and approximately $11.0 million was due to equivalent lower costs, primarily related to the reduced use of subcontractors and efficiencies related to materials.

  Selling, General, and Administrative:

     As a percentage of revenue, total SG&A expense decreased 0.2% to 8.8% for the nine months ended September 30, 2007 from 9.0% for the comparable prior year period. Total expense for SG&A increased $3.5 million, or 17.4%, to


Management's Discussion and Analysis
------------------------------------

     $23.6 million for the nine months ended September 30, 2007 from $20.1 million for the comparable prior year period. About half of the $3.5 million increase for the nine months ended September 30, 2007, was related to salaries.

     As a percentage of revenue, total SG&A expense increased 0.7% to 8.9% for the three months ended September 30, 2007 from 8.2% for the comparable prior year period. Total expense for SG&A increased $1.8 million, or 26.5%, to $8.6 million for the three months ended September 30, 2007 from $6.8 million for the comparable prior year period. About half of the $1.8 million increase for the three months ended September 30, 2007, was related to salaries.

     As a percentage of revenue, Corporate SG&A expense increased 0.4% to 4.1% for the nine months ended September 30, 2007 from 3.7% for the comparable prior year period. Corporate SG&A expense increased approximately $2.7 million, or 32.1%, to $11.1 million for the nine months ended September 30, 2007 from $8.4 million for the comparable prior year period. Of the $2.7 million year-over-year increase in Corporate SG&A, approximately $2.1 million was related to increased salaries due to the addition of a total of twelve new employees in the Business Development, Human Resources, Accounting and IT departments to support the overall growth of the Company.
     Facilities expenses of more than $100,000 were incurred over this timeframe to add additional office space in Houston and Denver and to add to our office network. The Company also had increases of more than $100,000 due to SOX compliance and tax compliance efforts.

     As a percentage of revenue, Corporate SG&A expense increased 0.7% to 3.9% for the three months ended September 30, 2007 from 3.2% for the comparable prior year period. Corporate SG&A expense increased approximately $1.1 million, or 40.7%, to $3.8 million for the three months ended September 30, 2007 from $2.7 million for the comparable prior year period. Of the $1.1 million quarter-over-quarter increase in Corporate SG&A, approximately $1.1 million was related to increased salaries due to additional personnel.

  Operating Income:

     Operating income increased approximately $16.8 million, or 494%, to $20.2 million for the nine months ended September 30, 2007 from $3.4 million for the same period in 2006. As a percentage of revenue, operating income increased 6.0% to 7.5% for the nine months ended September 30, 2007 from 1.5% for the comparable prior year period.

     Operating income increased approximately $10.0 million, or 435%, to $7.7 million for the three months ended September 30, 2007 from a loss of $2.3 million for the same period in 2006. As a percentage of revenue, operating income increased 10.7% to 8.0% for the three months ended September 30, 2007 from (2.7)% for the comparable prior year period.

  Other Expense, net:

     Other expense increased $1.0 million for the nine months ended September
     30, 2007 from the comparable prior year period. Interest expense increased
     $1.1 million due to an increased outstanding balance on our line of credit.
     Other income increased $106,000 due to a gain of $483,000 recorded for the sale of our office building located in Baton Rouge, Louisiana. Other income for the nine months ended September 30, 2006 was mainly from insurance proceeds related to Hurricane Rita damage.

     Other expense increased $0.3 million for the three months ended September
     30, 2007 from the comparable prior year period. Interest expense, due to an increased outstanding balance on our line of credit, made up the majority of this increase.

   Tax Provision:

     Income tax expense increased $6.7 million, or 670.0%, to $7.7 million for the nine months ended September 30, 2007 from $1.0 million for the comparable prior year period. The estimated effective tax rate was 41.0% for the nine months ended September 30, 2007 compared to 37.2% for the comparable prior year period. The change in the effective tax rate is partly the result of increasing state income taxes, but in large part reflects the lower federal tax rate associated with our lower net income in 2006.

     Income tax expense increased $4.2 million, or 382%, to $3.1 million for the three months ended September 30, 2007 from a refund position of $1.1 million for the comparable prior year period. The estimated effective tax


Management's Discussion and Analysis
------------------------------------

     rate was 41.0% for the three months ended September 30, 2007 compared to 36.9% for the comparable prior year period. The change in the effective tax rate is partly the result of increasing state income taxes, but in large part reflects the lower federal tax rate associated with our lower net income in 2006.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences.
     Estimates at September 30, 2006 included the effect of non-recurring differences in tax estimates from the 2005 year end. Estimates at September
     30, 2007 are based on results of the 2006 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2007.

  Net Income:

     Net income for the nine months ended September 30, 2007 increased $9.0 million, or 450%, to $11.0 million from $2.0 for the comparable prior year period. As a percentage of revenue, net income increased 3.2% to 4.1% for the nine months ended September 30, 2007 from 0.9% for the nine months ended September 30, 2006.

     Net income for the three months ended September 30, 2007 increased $5.6 million, or 350%, to $4.0 million from a loss of $1.6 million for the comparable prior year period. As a percentage of revenue, net income increased 6.0% to 4.1% for the three months ended September 30, 2007 from (1.9)% for the three months ended September 30, 2006.

  Liquidity and Capital Resources
  -------------------------------

     Effective August 8, 2007, the Company entered into a new credit agreement
     (the "New Credit Agreement") with Comerica Bank. The New Credit Agreement provides a three-year, $50 million senior secured revolving credit facility. The New Credit Agreement is guaranteed by substantially all of Company's subsidiaries and is secured by substantially all of the Company's assets. The New Credit Agreement replaced a $35 million senior revolving credit facility that would have expired in July 2009. The outstanding balance on the New Credit Agreement as of September 30, 2007 was $35.7 million. The remaining borrowings available under the New Credit Agreement as of September 30, 2007 were $14.3 million after consideration of loan covenant restrictions.

     At the Company's option, amounts borrowed under the New Credit Agreement will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus
     1.0%. The additional margin ranges from 0% on the Alternate Base Rate loans and 1.50% to 2.0% on the LIBOR-based loans.

     Upon maturity, the LIBOR debt will automatically roll into the Revolver unless the Company elects to renew, at which time a new maturity date and interest rate will be set.

     The New Credit Agreement requires the Company to maintain certain financial covenants as of the end of each calendar month, including the following:

       o    Leverage Ratio not to exceed 3.00 to 1.00;
       o    Asset Coverage Ratio to be less than 1.00 to 1.00; and
       o Net Worth must be greater than the sum of $40.1 million plus 75% of positive Net Income earned in each fiscal quarter after January 1, 2007 plus 100% of the net proceeds of any offering, sale or other transfer of any capital stock or any equity securities.

     The New Credit Agreement also contains covenants that place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, fixed price contracts, and restrictions on certain distributions. The Company was in compliance with all covenants under the New Credit Agreement as of September 30, 2007.


Management's Discussion and Analysis
------------------------------------

     Details of this line of credit at September 30, 2007 are as follows:

                                                           Amount of   Interest
                                                              Debt       Rate
                                                           ---------  ---------
                                                             ($ in thousands)

     LIBOR-1, maturing November 18, 2007                    $ 5,000      6.99%
     LIBOR-2, maturing February 15, 2008                     20,000      6.64
     Revolver - Alternate Base Rate, expiring August 2010    10,745      7.75
                                                            -------     ------
                                                            $35,745      7.02%
     Unused Balance                                          14,255      0.25%
                                                            -------
     New Credit Agreement                                   $50,000


                                                                                             September 30,  December 31,
                                                                                                 2007          2006
                                                                                             ---------------------------
                                                                                                    (in thousands)
                                                                                              -------------------------
     Schedule of Long-Term Debt:
         Total Comerica Credit Agreement - 7.02% weighted average at September 30, 2007,
            maturing August 2010; 8.25% at December 31, 2006                                     35,745        23,963
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008           75           120
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                     847         1,109
         InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in
            installments of $75,000 plus interest due annually, maturing in November 2008            75            75
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                        467           713
         Michael Lee - Note payable, interest at 5%, principal payments in installments of
            $150,000 plus interest due quarterly, maturing in July 2010                           1,650         2,100
         Watco Management, Inc. - Note payable, interest at 4%, principal payments in
            installments of $137,745 including interest annually, maturing in October 2010          500           500

                                                                                               --------      --------

              Total long-term debt                                                               39,359        28,580
              Less: Current maturities                                                           (1,564)       (1,418)
                                                                                               --------      --------

              Long-term debt, net of current portion                                           $ 37,795      $ 27,162
                                                                                               ========      ========


     We are not currently subject to any obligations under standby letters of credit, guarantees, repurchase obligations or other commitments. We have no off-balance sheet arrangements.

     As of September 30, 2007, management believes the Company's cash position is sufficient to meet its working capital requirements for at least the next twelve months. Any future decrease in demand for the Company's services or products would reduce the availability of funds through operations.

  Cash Flow
  ---------

     The Company believes that it has available the necessary cash required for operations for the next 12 months. Cash and the availability of cash could be materially restricted if circumstances prevent the timely internal processing of invoices, if amounts billed are not collected, if project mix shifts from cost reimbursable to fixed-cost contracts during significant periods of growth, if the Company was to lose one or more of its major customers, if demand for the Company's services decreases, or if the Company is not able to meet the covenants of the Comerica Credit Facility.
     If cash and the availability of cash become materially restricted, the Company would be forced to consider alternative financing options.


Management's Discussion and Analysis
------------------------------------

     Operating activities:

     Net cash used in operating activities was $9.4 million for the nine months ended September 30, 2007, compared with net cash used of $6.8 million in the same period in 2006.

     Amounts outstanding under the credit facility increased from $24.0 million as of December 31, 2006 and from $19.7 million as of September 30, 2006 to $35.8 million as of September 30, 2007.

     Our average days of sales outstanding ("DSO") was 66 days for the three months ended September 30, 2007 compared to 60 days for the comparable three month period in 2006 and 69 days for the period ended December 31, 2006. The re-classification of $10.4 million from accounts receivable and unbilled receivables to a long-term note receivable lower our accounts receivable days outstanding by nine days for the three months ended
     September 30, 2007. The Company is continuing its efforts to work toward improving billing and collection processes. The Company revised the method used for calculating DSO changing from annualized average revenue and accounts receivable totals to average quarterly revenue and accounts receivable totals. The average DSO for all periods referenced herein and for all future periods have been and will be calculated under the new method.

     On September 30, 2007, the Company re-classified Accounts Receivable and
     Unbilled Receivable balances to a long-term Note Receivable in the amount of $10.4 million, with a reserve of $1.2 million. Full details related to the note receivable can be found under Note 12 - Subsequent Event.

     Investing activities:

     Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2007, compared with net cash used of $8.3 million in the same period in 2006. In 2006, the Company acquired the assets of ATI, Inc. for $750,000 cash and a note payable of $1 million and the Company acquired the assets of WRC for $10.1 million. The WRC transaction included
     $4.3 million assumption of debt, $2 million in cash, notes payable of $2.4 million and ENGlobal shares of common stock valued at $1.4 million. The
     Company also used cash for capital expenditures in the nine months ended
     September 30, 2007 of $1.8 million and $2.8 million in the comparable prior year period.

     Financing activities:

     Net cash provided by financing activities was $10.3 million for the nine months ended September 30, 2007, compared with net cash provided of $15.9 million in the same period in 2006. During 2007, the Company increased the amounts outstanding on its credit facility by $11.8 million for working capital needs compared to an increase in the amount outstanding in the credit facility of $15.9 million in the same period in 2006.

  Asset Management
  ----------------

     The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. In addition, the Company has obtained security for payments due by a client for all current and future invoices for services and materials provided. See Note 12 - Subsequent
     Event. The Company had net trade accounts receivable of $70.7 million and $60.2 million at September 30, 2007 and December 31, 2006, respectively.
     The DSO in trade accounts receivables was 66 days at September 30, 2007 and 69 days at December 31, 2006.


Engineering Segment Results
---------------------------

                                                  Three Months Ended                      Nine Months Ended
                                                    September 30,                           September 30,
                                        -------------------------------------   -------------------------------------
                                             2007 (1)             2006 (1)           2007 (1)             2006 (1)
                                        -----------------   -----------------   -----------------   -----------------
                                                                    (dollars in thousands)
                                        -----------------------------------------------------------------------------

     Gross revenue                      $  92,529           $  76,768           $ 253,235           $ 209,268
        Less intercompany revenue            (230)               (152)               (849)               (313)
                                        ---------           ---------           ---------           ---------
     Total Revenue:                     $  92,299    100%   $  76,616    100%   $ 252,386    100%   $ 208,955    100%

     Gross profit:                      $  16,208   17.6%   $   4,426    5.8%   $  43,204   17.1%   $  22,412   10.7%

     Operating SG&A expense:            $   4,406    4.8%   $   3,724    4.9%   $  11,406    4.5%   $  10,215    4.9%

     Operating income:                  $  11,802   12.8%   $     702    0.9%   $  31,798   12.6%   $  12,197    5.8%

     (1) Percentages represent percentage of engineering segment revenue for the periods indicated.

  Overview of Engineering Segment:

     Our engineering segment continues to benefit from a large project load generated primarily by its downstream clients and to a lesser extent by its midstream clients. The industry's refining sector continues to be very active, supplying a large percentage of the Company's backlog. ENGlobal is benefiting from the renewed interest of its chemical/petrochemical clients in maintenance and retrofit projects as product margins in this marketplace improve.

     Even though some of our subsidiary entities may focus more on one discipline than another, each of the entities provides services to our clients in the petrochemical and energy industries. As our clients have downsized and began limiting the number of vendors and subcontractors, we have attempted to become a "one-stop shop" integrated solution for an entire project or large portion of that project often with more than one of our subsidiaries providing a portion of the work for a single project, while other times only one entity may provide one or more portions of the entire project. For example, we may have a project in which WRC provides right of way services, EEI provides engineering and design services, and ECR provides construction management and inspection services. We and the client would view the work as one project under one contract. We provide these services based on the client requirements.

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

     Revenue

     Year over year revenue increased $43.4 million, or 20.8%, to $252.4 million for the nine months ended September 30, 2007 from $209.0 million for the comparable prior year period. The increase in engineering revenue resulted primarily from increased activity in the engineering and construction markets. Refining related activity has been particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Capital spending in the pipeline area is also trending higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products.
     Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services for ethanol, biodiesel, coal to liquids, petroleum coke to ammonia, and other biomass processes. As the price per barrel of oil is nearing $100, we expect to see increasing interest in renewable energy. The acquisition of WRC in May 2006, together with our clients' increased demand for in-plant and inspection resources, stimulated growth in our staffing services division.


Engineering Segment Results (continued)
---------------------------------------

     The following table illustrates the composition of the Company's revenue mix quarter over quarter for the nine months ended September 30, 2007 and 2006, and provides a comparison of the changes in revenue and revenue trends period over period.

                                                    Nine Months Ended September 30,
                                     -------------------------------------------------------------
                                       2007      % rev      2006      % rev   $ change    % change
                                     --------             --------            --------    --------
                                                        (dollars in millions)
     Detail-design                   $  107.4      43%    $   89.9      43%   $   17.5       19 %
     Field services & inspection        114.8      45%        73.7      35%       41.1       56 %
     Procurement & construction          16.2       6%        18.2       9%       (2.0)     (11)%
     Design-build fixed price            14.0       6%        27.2      13%      (13.2)     (49)%
                                     --------             --------            --------
                                     $  252.4     100%    $  209.0     100%   $   43.4       21 %
                                     ========             ========            ========

       o The largest increase in revenue came from field services and inspection activity which increased $41.1 million, or approximately
          56%, to $114.8 million for the nine months ended September 30, 2007 from $73.7 million for the comparable prior year period.

       o Detail-design services increased $17.5 million, or approximately 19% for the nine months ended September 30, 2007. Core engineering activities accounted for approximately 88% of engineering's total revenue mix during the nine months ended September 30, 2007 compared to approximately 78% for the comparable prior year period.

       o  Revenue from non-labor procurement and construction activity decreased
          $2.0 million from $18.2 million during the nine months ended September
          30, 2006 to $16.2 million during the nine months ended September 30, 2007.

       o The design-build fixed price revenue decreased $13.2 million, or 49%, from $27.2 million for the nine months ended September 30, 2006 to $14.0 million for the same period in 2007 and accounted for approximately 6% of engineering's total revenue.

     Quarter over quarter revenue increased $15.7 million, or 20%, to $92.3 million for the three months ended September 30, 2007 from $76.6 million for the comparable prior year period. The following table illustrates the composition of the Company's revenue mix quarter over quarter for the three months ended September 30, 2007 and 2006, and provides a comparison of the changes in revenue and revenue trends period over period:

                                                          Three Months Ended September 30,
                                          ---------------------------------------------------------------
                                            2007     % rev       2006     % rev      $ change    % change
                                          -------    ------    -------    ------     --------    --------
                                                              (dollars in millions)
     Detail-design                        $  35.5      38%     $  33.9      44%      $   1.6         5 %
     Field services & inspection             41.4      45%        29.0      38%         12.4        43 %
     Procurement & construction               9.4      10%         1.3       2%          8.1       623 %
     Design-build fixed price                 6.0       7%        12.4      16%         (6.4)      (52)%
                                          -------              -------               -------
                                          $  92.3     100%     $  76.6     100%      $  15.7        20 %
                                          =======              =======               =======

  Gross Profit:

     Gross profit increased $20.8 million, or 92.9%, to $43.2 million for the nine months ended September 30, 2007 from $22.4 million for the comparable prior year period. As a percentage of engineering revenue, gross profit increased by 6.4% to 17.1% from 10.7% for the nine months ended September
     30, 2007 and 2006, respectively. Of the overall $22.4 million increase in gross profit, approximately $4.7 million was attributable to the $43.4 million increase in total revenue, and approximately $16.1 million was attributable to improved margins. The increase in margins can be attributed to low margin/high dollar procurement projects being replaced with higher margin core revenue derived from labor activity. Included in gross profit for the nine months ended September 30, 2007, were $572,000 of additional losses related to the completion of the two fixed price contracts. Losses for these same projects were $6.7 million for the nine months ending
     September 30, 2006.


Engineering Segment Results (continued)
---------------------------------------

     Gross profit increased $11.8 million, or 268%, to $16.2 million for the three months ended September 30, 2007 from $4.4 million for the comparable prior year period. As a percentage of engineering revenue, gross profit increased by 11.8% to 17.6% from 5.8% for the three months ended September
     30, 2007 and 2006, respectively. Of the overall $11.8 million increase in gross profit, approximately $1.0 million was attributable to the $15.7 million increase in total revenue, and approximately $10.8 million was attributable to improved margins. The increase in margins can be attributed to low margin/high dollar procurement projects being replaced with higher margin core revenue derived from labor activity. Included in gross profit for the three months ended September 30, 2007 was $115,000 of losses related to the completion of two fixed price contracts. Losses for these same projects were $6.7 million for the nine months ending September 30, 2006.

     At September 30, 2007, the Company had outstanding unapproved change orders/claims of approximately $8.0 million. The Company recorded $1.0 million in revenue, which did not include any profit component, related to these claims, for the year ended December 31, 2006. No additional amounts have been recognized during 2007 related to these claims. During the quarter, one claim was settled with the revenue recorded during the year ended December 31, 2006. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months.
     However, clients generally will not pay these amounts until final resolution of related claims, thus accordingly, collection of these amounts may extend beyond one year. In the future, if the Company determines collection of any unapproved change order/claim is not probable, it will post a charge to earnings in the period such determination is made.

  Selling, General, and Administrative:

     As a percentage of engineering revenue, SG&A expense decreased 0.4% to 4.5% for the nine months ended September 30, 2007 from the comparable prior year period. SG&A expense increased $1.2 million, or 11.8%, to $11.4 million for the nine months ended September 30, 2007 from $10.2 million for the comparable prior year period. This increase is primarily attributed to the acquisition of WRC in May 2006, as 2006 numbers reflect only four months of WRC's expenses, while 2007 numbers include a full nine months of WRC's expenses. Also contributing to the increase is the additional bad debt expense posted to create the reserve in connection with the note receivable. This note receivable is described in Note 12 - Subsequent
     Event. If further impairment of the note is determined in the future, additional bad debt expense could be posted.

     As a percentage of engineering revenue, SG&A expense decreased 0.1% to 4.8% for the three months ended September 30, 2007 from 4.9% for the comparable prior year period. SG&A expense increased $0.7 million, or 18.9%, to $4.4 million for the three months ended September 30, 2007 from $3.7 million for the comparable prior year period. This increase is mainly related to additional bad debt expense posted to create the reserve in connection with the note receivable. This note receivable is described in Note 12 -
     Subsequent Event.

  Operating Income:

     Operating income increased $19.6 million, or 160.7%, to $31.8 million for the nine months ended September 30, 2007 from $12.2 million for the comparable prior year period. As a percentage of engineering revenue, operating income increased to 12.6% for the nine months ended September 30, 2007 from 5.8% for the comparable prior year period. The increase in operating income is attributable to the completion of the EPC projects on which the Company had incurred substantial losses in 2006.

     Operating income increased $11.1 million, or over 1,000%, to $11.8 million for the three months ended September 30, 2007 from $0.7 million for the comparable prior year period. As a percentage of engineering revenue, operating income increased to 12.8% for the three months ended September
     30, 2007 from 0.9% for the comparable prior year period. The increase in operating income is attributable to the completion of the EPC projects on which the Company had incurred substantial losses in 2006.


Systems Segment Results (continued)
-----------------------------------

                                               Three Months Ended                          Nine Months Ended
                                                  September 30,                               September 30,
                                    ----------------------------------------    -----------------------------------------
                                           2007                  2006                  2007                  2006
                                    ------------------    ------------------    ------------------    -------------------
                                                                   (dollars in thousands)
                                    -------------------------------------------------------------------------------------
                                    $  4,655              $  6,291              $ 15,950              $  16,244
     Gross revenue
        Less intercompany revenue       (128)                 (404)                 (275)                (1,003)
                                    --------              --------              --------              ---------
     Total revenue:                 $  4,527   100.0 %    $  5,887   100.0 %    $ 15,675   100.0 %    $  15,241   100.0 %

     Gross profit:                  $    131     2.9 %    $    123     2.1 %    $    632     4.0 %    $   1,087     7.1 %
                                    --------              --------              --------              ---------

     Operating SG&A expense:             418     9.2 %         404     6.9 %       1,159     7.4 %        1,496     9.8 %
                                    --------              --------              --------              ---------

     Operating income:                  (287)   (6.3)%        (281)   (4.8)%        (527)   (3.4)%         (408)   (2.7)%
                                    ========              ========              ========              =========


  Overview of Systems Segment:

     The systems segment began a detailed review process in the fourth quarter of 2006. As a continuation of this process in the first nine months of 2007, the Company initiated more detailed project cost control/forecasting on all active lump sum projects in order to identify potential areas of remediation and improve financial results. The Company also implemented more detailed project review processes to analyze projects on a more timely basis. The increased client spending for expansion projects in the United
     States and international grass roots projects are expected to improve growth in our systems segment.

  Revenue:

     Revenue increased approximately $0.5 million, or 3.3%, to $15.7 million for the nine months ended September 30, 2007 from $15.2 million for the comparable prior year period.

     Revenue decreased approximately $1.4 million, or (23.7)%, to $4.5 million for the three months ended September 30, 2007 from $5.9 million for the comparable prior year period. This is due primarily to a delay in receiving certain parts and materials.

  Gross profit:

     Gross profit decreased approximately $0.5 million, or (45.5)%, to $0.6 million for the nine months ended September 30, 2007 from $1.1 million for the comparable prior year period. As a percentage of systems revenue, gross profit decreased to 4.0% from 7.1% for the respective periods. Lower margins on fixed price work accounted for the majority of the decrease.
     Gross margins were affected by increased labor costs due to a shortage of available experienced staff, as well as material cost increases, in particular related to copper wire. The remainder was caused by increased project management costs and increased variable costs associated with labor to perform proposals.

     Gross profit remained steady at approximately $0.1 million for the three months ended September 30, 2007 and comparable prior year period. As a percentage of systems revenue, gross profit increased 0.8% to 2.9% for the three months ended September 30, 2007, from 2.1% for the comparable prior year period.

  Selling, General, and Administrative:

     SG&A expense decreased approximately $0.3 million, or 20%, to $1.2 million for the nine months ended September 30, 2007 from $1.5 million for the same period in 2006 and, as a percentage of systems revenue, SG&A expense decreased to 7.4% from 9.8% for the respective periods. Salaries and related expenses decreased by $703,000 for a variety of reasons. The expenses of four sales persons were moved to Corporate SG&A from Operations; some salaries were moved to direct costs variable; and the Company's Systems segment personnel decreased. Amortization expense increased by $424,000 as a result of the non-compete intangible related to the ATI acquisition.

                                       28

-----------------------------------

     SG&A expense remained steady at approximately $0.4 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. As a percentage of systems revenue, SG&A expense increased to 9.2% from 6.9% for the respective periods. The move of the sales personnel and decrease in personnel occurred at the end of the second quarter 2006 so there were no significant changes between the third quarter of 2006 and 2007, except for the amortization expense increase related to the non-compete intangible asset for the ATI acquisition.

  Operating Income:

     The systems segment recorded an operating loss of $527,000 for the nine months ended September 30, 2007 compared to an operating loss of $409,000 for the nine months ended September 30, 2006.

     The systems segment recorded an operating loss of $287,000 for the three months ended September 30, 2007 compared to operating income of $281,000 for the three months ended September 30, 2006.

     As stated earlier, the Company has implemented more detailed project review processes to analyze projects on a more timely basis. Once we improve and update our bidding processes and our project management processes, we expect to see increased efficiencies in our Systems segment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes receivable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable, notes receivables and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the new Credit Agreement Facility. As of September 30, 2007, $35.7 million had been borrowed under the new Credit Agreement, accruing interest at 7.02% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the new Credit Agreement outstanding as of September 30, 2007 would be 70 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $250,000, assuming the amount of debt outstanding remains constant.

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

ITEM 4. CONTROLS AND PROCEDURES

     a.   Evaluation of Disclosure Controls and Procedures

     Our management is responsible for establishing and maintaining our disclosure controls and procedures. As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures or "disclosure controls." Disclosure controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is properly recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and regulations. Disclosure controls include processes to accumulate and evaluate relevant information and communicate such information to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of September 30, 2007, were not effective. However, the Company has taken significant steps to remediate this situation, as detailed below.

     A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006, some of which remained outstanding as of September 30, 2007:

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

     Except as noted below under the heading "Remediation Initiatives," no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     b.   Remediation Initiatives

     Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weaknesses disclosed in its 2006 Annual Report on Form 10-K/A and is committed to effectively remediating known weaknesses as expeditiously as possible. While progress has been made, these remedial steps have not been completed; however, the Company has performed additional analysis and procedures in order to ensure that the consolidated financial statements contained in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America. Although the Company's remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing and are tested, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively. In 2007, management, its outside consultants, and the Audit Committee of the Company's Board of Directors have worked with the Company's auditors to determine the most effective way to implement the remedial measures listed below, and, if necessary, to develop additional remedial measures to address the internal control deficiencies identified above. The Company is monitoring the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate. The Company's remediation plans include:

     o We are hiring additional personnel to assist us with documenting and communicating our accounting policies and procedures to ensure the proper and consistent application of those policies and procedures throughout the Company. While some positions have been filled, recruitment for these positions has begun and the selection process is ongoing.

     o We have begun implement formal processes requiring periodic self-assessments, independent tests, and reporting of our personnel's adherence to our accounting policies and procedures.

     o We plan to design effective policies and procedures to control security of and access to spreadsheet information. If necessary, we will also consider implementing a software solution with automatic control checkpoints for day-to-day business processes.

     o We have begun (i) to require additional training for our current accounting personnel; (ii) to hire additional accounting personnel to enable the allocation of job functions among a larger group of accounting staff; (iii) to engage outside consultants with technical accounting expertise, as needed; and (iv) to consider restructuring our accounting department, each to increase the likelihood that our accounting personnel will have the resources, experience, skills, and knowledge necessary to effectively perform the accounting system functions assigned to them. During the second quarter, the Company conducted training for the accounting staff, with an emphasis on improving various accounting functions going forward. And in the third quarter, conferences were held with senior management regarding improving the quality and timeliness of information flow to and from accounting to enhance efficiencies in financial reporting and decision-making.

     o We have begun to improve procurement and operational efficiencies by implementing a software system and a matrix organization to more completely, accurately, and timely track commitments on Company-wide purchase and expenditure transactions.

     o We have begun improving revenue recognition policies and procedures relating to fixed-price contracts by evaluating the level of economic success achieved by past fixed-price contracts and by stressing throughout the Company the importance of (i) accurately estimating costs, (ii) timely updating cost estimates to reflect the accuracy of the cost savings, (iii) accurately estimating expected profit, (iv) timely identifying when a project's scope changes, (v) promptly reporting man hours and costs in excess of those originally estimated; and (vi) closely scrutinizing the bid process.

     o Throughout 2007, we have been training personnel to effectively implement and evaluate the overall design of the Company's fixed-price project control processes. Specifically, we are in the process of evaluating and tightening controls as they relate to the initial bid process and the attendant recognition and management of risk by only bidding on large procurement and construction activities on a cost plus basis.

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

     During the second quarter, the Company's external auditors began its review of the 2007 internal controls audit. In July 2007, the Company hired a consulting firm to oversee the testing of its internal financial and information technology controls. A quarterly review by consultants will assist the Company with its remediation plan will assist the Company's independent auditor in their preparation for the final assessment in the third and fourth quarters, allowing for any remediation before December 31, 2007.

     As of October 29, 2007, the consulting firm has completed its review of the 2006 review of internal controls, planning and scoping for the 2007 review of internal controls, and process and controls documentation relating to the 2007 review of internal controls. They have continually advised ENGlobal management of their progress. In addition, the consulting firm along with management has discussed certain portions of their review in order to coordinate with the review that the Company's external auditors are performing. The consulting firm is currently on-target to perform testing of the controls and provide their evaluation and report in a timely manner for our external auditors to express an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

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

     ENGlobal Engineering, Inc. ("EEI") has been issued a promissory note in the principal amount of $12,329,343.53 for past due invoices owed to it by one of its clients. In the event of a default on the note, the Company may suffer a significant loss if it is unable to enforce EEI's security interest or successfully liquidate the collateral.

     See Note 12 to the Condensed Consolidated Financial Statements in Part I,
     Item 1 of the Company's Form 10-Q for the three months ended September 30, 2007, for further detail on the following discussion. In August 2007, EEI received a promissory note and a collateral agreement as security for payments due by the client for all current and future invoices for services and materials provided. This note and pledge agreement were later supplemented with a "hand note" in the principal amount of $12.3 million and an additional collateral agreement. Management believes that these agreements give EEI priority over certain other creditors. To obtain additional security, ECR, another subsidiary of ENGlobal and a subcontractor to EEI, filed a Material Man's and Mechanic's Lien on the property in October 2007, securing $8.6 million of the amount due. Under Louisiana law, ECR's lien is subordinate to governmental and laborers' liens and to bona fide mortgages. A lien search conducted on November 1, 2007, did not reveal any liens that we believe to be superior to ECR's Material Man's and Mechanic's lien. However, liens that have priority could be discovered or filed in the future.

     Management currently believes that the client will be successful in obtaining financing and completing the project. In addition, management believes that even if the project is not completed, the underlying collateral supporting the note receivable and the Material Man's and Mechanic's lien will be sufficient to ensure full payment of the note receivable and the interest accruing thereon. However, there can be no guarantee that (i) the client will pay the amount due, (ii) if the client defaults on the note, EEI and ECR will be able to enforce their liens,
     (iii) liens having priority over the liens of EEI or ECR will not be discovered or will not be filed in the future, or (iv) if EEI and ECR successfully enforce their liens, the value of the collateral will provide sufficient funds for full payment of the note receivable. In addition, there is no guarantee that the reserves taken by the Company with respect to the note receivable will be sufficient. In any such case, the Company would incur a significant loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

     10.1 Credit Agreement, Dated as of August 8, 2007, between ENGlobal Corporation and Comerica Bank as Administrative Agent and Lead Arranger and Certain Financial Institutions, as Lenders for $50,000,000 Senior Secured Revolving Credit Facility

     10.2 Hand Note, Dated October 22, 2007, between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. for principal sum of $12,329,343.53

     10.3 Collateral Mortgage Note, Dated August 26, 2007, between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. for $15,000,000

     10.4 Collateral Mortgage, Dated August 31, 2007, between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. for $15,000,000

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the Third Quarter 2007

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the Third Quarter 2007

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal Corporation

Dated: November 9, 2007

                                      By: /s/ Robert W. Raiford
                                          -------------------------
                                          Robert W. Raiford
                                          Chief Financial Officer and Treasurer