Form 10-K
period 2007-12-31
ENGLOBAL CORP
filed 2008-03-28
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2007

                                       or

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

       Registrant's telephone number, including area code: (281) 878-1000

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, $0.001 par value                         NASDAQ

      Securities registered pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------
                                      None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

                  Large accelerated filer [ ]              Accelerated filer [X]

                    Non-accelerated filer [ ]      Smaller reporting company [ ]
                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                                  Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2007 was $326,924,120 (based upon the closing price for shares of common stock as reported by the NASDAQ on that date).

The number of shares outstanding of the registrant's common stock on March 27, 2008 is as follows:

     $0.001 Par Value Common Stock                   27,063,541 shares

DOCUMENTS INCORPORATED BY REFERENCE
Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2008.

                              ENGlobal Corporation
                              --------------------
                         2007 ANNUAL REPORT ON FORM 10-K
                         -------------------------------


                                TABLE OF CONTENTS
                                -----------------



                                     PART I
                                     ------
                                                                            PAGE
                                                                            ----
ITEM 1.   BUSINESS                                                            5

ITEM 1A.  RISK FACTORS                                                        21

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                           27

ITEM 2.   PROPERTIES                                                          27

ITEM 3.   LEGAL PROCEEDINGS                                                   28

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 28


                                     PART II
                                     -------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                29

ITEM 6.   SELECTED FINANCIAL DATA                                             32

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                        35

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          55

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         55

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                         96

ITEM 9A.  CONTROLS AND PROCEDURES                                             96


                                    PART III
                                    --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 102

ITEM 11.  EXECUTIVE COMPENSATION                                             102

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      102

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     102

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                             102

                                     PART IV
                                     -------
ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES                       103


                                   SIGNATURES
                                   ----------
          SIGNATURES                                                         107

                                     PART I
                                     ------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries serve, the economy and the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this report entitled "Risk Factors," among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) our ability to collect accounts receivable in a timely manner; (ii) our ability to accurately estimate costs and fees on fixed-price contracts; (iii) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable; (iv) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (v) the effect of changes in the Company's organization, compensation and benefit plans; (vi) the effect on the Company's competitive position within its market area of the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering and professional service organizations; (vii) the effect of increases and decreases in oil prices; (viii) the availability of parts from vendors; (ix) our ability to increase or renew our line of credit;
(x) our ability to identify attractive acquisition candidates, consummate acquisitions on terms that are favorable to the Company and integrate the acquired businesses into our operations; (xi) our ability to hire and retain qualified personnel; (xii) our ability to retain existing customers and get new customers; (xiii) the effect of changes in the business cycle and downturns in local, regional and national economies; (xiv) our ability to mitigate losses;
(xv) our ability to achieve our business strategy while effectively managing costs and expenses; (xvi) our ability to estimate exact project completion dates; and (xvii) the continued strong performance of the energy sector. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1.     BUSINESS

Overview
--------

ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us" or "our"), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy sector. ENGlobal's net revenue from continuous operations has grown from $89.1 million in 2002 to $363.2 million in 2007, a compounded annual growth rate of approximately 32.5%. We have accomplished this growth by expanding our engineering and professional service capabilities and also our geographic presence through internal growth, including new initiatives and to a lesser extent, through a series of strategic acquisitions.

We now have more than 2,443 full-time equivalent employees in 24 offices and 491,800 square feet of office and manufacturing space strategically located in the following cities: Houston, Beaumont, Clear Lake, Freeport, and Midland, Texas; Baton Rouge and Lake Charles, Louisiana; Tulsa, Cleveland and Blackwell, Oklahoma; Broomfield, Colorado; Atlanta, Georgia; and Calgary, Alberta, Canada and San Jose, Costa Rica. ENGlobal closed its Dallas, Texas office in the first quarter of 2007. There was no material reorganization expense associated with that closure.

In September 2007, ENGlobal opened an office in San Jose, Costa Rica to perform computer aided design (CAD) services. ENGlobal Ingenieria EGICR, S.A. was formed through a 50%-50% limited partnership with a CAD firm based in Houston, Texas that had operated an office in Costa Rica for several years.

During the first three quarters of 2007, the Company managed and reported through two business segments: Engineering and Systems. In the fourth quarter of 2007, due to the past and anticipated growth in certain areas of our business and change in leadership during 2007, we reevaluated our reportable segments under Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, we have elected to realign both management and reporting into four business segments:
Engineering, Construction, Automation and Land.

The Engineering Segment
-----------------------

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement and construction management. The Engineering segment provides these services to the upstream, midstream and downstream energy industries and branches of the U.S. military, and in some instances, it delivers its services via in-plant personnel assigned throughout the United States and internationally.

The Construction Segment
------------------------

The Construction segment provides construction management personnel and services in the areas of inspection, mechanical integrity, vendor and turnaround surveillance, field support, construction, quality assurance and plant asset management. Its customers include pipeline, refining, utility, chemical, petroleum, petrochemical, oil and gas, and power industries throughout the United States. Construction segment personnel are typically assigned to client facilities throughout the United States.

The Automation Segment
----------------------

The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, and information technology projects. The Automation segment's customers include members of the domestic and foreign energy related industries. Automation segment personnel assist in on-site commissioning, start-up and training for the Company's specialized systems.

The Land Segment
----------------

The Land segment provides land management, right-of-way, environmental compliance, and governmental regulatory compliance services primarily to the pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.


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

ENGlobal Website
----------------

You can find financial and other information about ENGlobal at the Company's website at the URL address www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8- K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are provided free of charge through the Company's website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the SEC. Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (iii) information concerning our Directors, and our Board Committees, including Committee charters, and (iv) information concerning transactions in ENGlobal securities by Directors and officers, is available on our website under the Investor Relations link. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

Business Segments
-----------------

During the first three quarters of 2007, the Company managed and reported through two business segments: Engineering and Systems. In the fourth quarter of 2007, due to the past and anticipated growth in certain areas of our business and change in leadership during 2007, we reevaluated our reportable segments under Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, we have elected to realign both management and reporting into four business segments:
Engineering, Construction, Automation and Land.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the four segments that the Company now operates in, rather than the two segments the Company previously operated and reported in.

                                            Percentage of Revenue
                                  ----------------------------------------
     Segments                        2007           2006            2005
                                  ---------      ---------       ---------
         Engineering                   61.0%          71.1%           82.8%
         Construction                  20.2%          11.9%            9.4%
         Automation                    10.4%          11.5%            7.8%
         Land                           8.4%           5.5%             --%
                                  ---------      ---------       ---------
                                      100.0%         100.0%          100.0%
                                  =========      =========       =========



Engineering Segment
-------------------
                                        Selected Financial Data
                                    2007         2006          2005
                                  -----------------------------------
                                         (Amounts in thousands)
                                  -----------------------------------
     Revenue                      $ 221,787    $ 215,306    $ 193,376
     Operating profit             $  28,301    $   6,195    $  16,814
     Total assets                 $  63,265    $  57,995    $  60,047


General
-------

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Our Engineering segment offers engineering consulting services primarily to clients in the petroleum refining, petrochemical, pipeline, production and process industries for the development and management of engineering projects throughout the United States. The Engineering segment currently operates through ENGlobal's wholly-owned subsidiary, ENGlobal Engineering, Inc. ("EEI"), and EEI's wholly-owned subsidiary, ENGlobal Technical Services, Inc. ("ETS"). EEI focuses primarily on providing services to downstream petroleum refining, petrochemical and other processing plants, and also to upstream and midstream pipeline companies and gas processing plants. ETS primarily provides Automated Fuel Handling Systems and services to branches of the U.S. military and public sector companies. The Engineering segment derives revenue primarily from cost-plus fees charged for professional and technical services. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some or all of the project activities related to engineering, material procurement and construction
(EPC) are performed for a fixed-price amount. As a service-based business, the Engineering segment is more labor than capital intensive. Our income primarily results from our ability to generate revenue and collect cash under both cost-plus and fixed-price contracts that is in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

Our domestic base of energy related clients has generally experienced an economy healthier than the national average, with a high level of spending for both capital and maintenance projects. The highest areas of project activity currently are in the refining, pipeline, petrochemical and alternative energy industries, with the unemployment rate in our market area generally being less than the national average. In addition, our clients are either planning or have begun several multi-billion dollar projects, which are expected to continue through at least 2010. While ENGlobal Corporation is currently participating in a number of these major projects, we perform services on a large number of smaller maintenance and retrofit projects mainly in the United States.

As of December 31, 2007, the Engineering segment had more than one hundred existing blanket service contracts pursuant to which it provides clients either with services on a time-and-materials basis or with services on a fixed-price basis. The Company strives to establish longer term alliance relationships with our clients that can be expected to provide a steadier stream of work. In addition, the Company has found that the outsourcing of its personnel to client facilities provides for a steadier stream of work. Our Engineering segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Houston, and Freeport, Texas; Tulsa, Oklahoma; and Broomfield, Colorado. In the first quarter of 2007, the Dallas office was closed, the majority of its assets were sold, a major portion of the office lease obligations were assumed by others, and its operations were transferred to other Engineering offices.

Our Engineering segment offers its expertise to a broad range of industrial clients. We participate in projects involving both the modification of existing facilities and engineering design of new facilities. We most often use a blanket services contract that typically provides our clients with EPC project management services on a time-and-materials basis. We also enter into contracts to complete capital projects on a fixed-price basis. The engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. The engineering services include:

     o    conceptual studies;
     o    project definition;
     o    cost estimating;
     o    engineering design;
     o    environmental compliance;
     o    material procurement; and
     o    project management.

The Engineering segment offers a wide range of services from a single source provider.

Competition
-----------

Our Engineering segment competes with a large number of firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. However, the largest firms in our industry are sometimes our clients, as they perform as program managers for very large scale projects and then subcontract a portion of their scope of work to the Company.

Competition is primarily centered on performance and the ability to provide the engineering, planning and project execution skills required to complete projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services are key competitive factors. Larger projects, especially international work, typically include pricing alternatives designed to shift risk to the service provider, or at least to cause the service provider to share a portion of the risks associated with cost overruns in service delivery. These alternatives include fixed-price, guaranteed maximum price, incentive fee, competitive bidding and other "value based" pricing arrangements.

Construction Segment
--------------------
                                              Selected Financial Data
                                         2007         2006          2005
                                       -----------------------------------
                                               (Amounts in thousands)
                                       -----------------------------------
     Revenue                           $ 73,210     $ 36,128      $ 21,898
     Operating profit                  $  7,133     $  1,579      $  1,288
     Total assets                      $ 17,226     $ 11,287      $  6,536


General
-------

Our Construction segment focuses on energy infrastructure projects in the United States by offering construction management personnel and services in the areas of inspection, mechanical integrity, vendor and turnaround surveillance, field support, construction, quality assurance and plant asset management to clients in the pipeline, refining, utility, chemical, petroleum, petrochemical, oil and gas, and power industries throughout the United States. The Construction segment operates through our wholly-owned subsidiary ENGlobal Construction Resources, Inc. ("ECR"). The Construction segment derives revenue from cost-plus fees charged for professional and technical services. As a service company, we are more labor than capital intensive. Our income primarily results from our ability to generate revenue and collect cash under cost-plus contracts that is in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

Our Construction segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Clear Lake, Midland and Freeport, Texas; and Cleveland, Blackwell and Tulsa, Oklahoma.

Competition
-----------

Our Construction segment competes with a range of small and midsize inspection and construction management service companies. The principal elements of competition among these types of companies are rates, terms of service and flexibility and reliability of services. The inspection and construction management business is affected by industry pressure on costs, fueled by intense competition for contracts.

Competition is primarily centered on performance and the ability to provide the services in a timely and cost-efficient manner. The technical expertise of our personnel is a key competitive factor. Our goal is to establish key long-term customer relationships.

Automation Segment
------------------
                                               Selected Financial Data
                                           2007         2006          2005
                                         -----------------------------------
                                               (Amounts in thousands)
                                         -----------------------------------
     Revenue                             $ 37,766     $ 34,888      $ 18,311
     Operating profit                    $    (58)    $    579      $    (41)
     Total assets                        $ 17,468     $ 18,841      $  6,934


General
-------

The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, and information technology projects. The Automation segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. These services are offered to clients in the petroleum refining, petrochemical, pipeline, production and process industries throughout the United States and Canada as well as internationally. The Automation segment currently operates through ENGlobal Systems, Inc. ("ESI") and ENGlobal Automation Group, Inc. ("EAG"), both wholly-owned subsidiaries of ENGlobal, and EAG's wholly owned subsidiary, ENGlobal Canada ULC ("ECAN"). EAG and ECAN focus primarily on providing design and engineering services, while ESI primarily provides fabrication, testing and integration services. The Automation segment derives revenue from both cost-plus fees charged for professional and technical services on a fixed-price basis, whereby some or all of the project activities related to engineering, material procurement and fabrication are performed for a lump sum amount. As a service company, we are more labor than capital intensive. Our income primarily results from our ability to generate revenue and collect cash under both cost-plus and fixed-price contracts that is in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

Our Automation segment operates out of offices in Baton Rouge, Louisiana; Beaumont and Houston, Texas; Atlanta, Georgia; and Calgary, Alberta.

In January 2006, ESI acquired certain assets of Analyzer Technology International, Inc. ("ATI"), a Houston-based analyzer systems provider of online process analyzer systems, and ATI has relocated its operation to ESI's Houston facility. The addition of ATI has provided ESI with a greater presence in the process analyzer sector, especially for larger downstream opportunities of foreign grassroots projects.

Competition
-----------

Our Automation segment competes with a large number of firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do.

Competition is primarily centered on performance and the ability to provide the engineering, assembly and integration required to complete projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services, are key competitive factors.

Land Segment
------------
                                                Selected Financial Data
                                            2007         2006          2005
                                          ------------------------------------
                                                 (Amounts in thousands)
                                          ------------------------------------
     Revenue                              $ 30,464     $ 16,768      $    -
     Operating profit (loss)              $  2,105          716      $    -
     Total assets                         $ 15,096     $ 11,540      $    -


General
-------

Our Land segment provides land management, right-of-way, environmental compliance, and governmental regulatory compliance services primarily to the pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada. General population growth and development result in high demand for rights-of-way (pipelines, transmission lines and telecommunication cables). The Land segment operates through the Company's wholly-owned subsidiary, ENGlobal Land, Inc.("ELI"), formerly known as WRC Corporation, and its wholly-owned subsidiary WRC Canada ("WRC Canada"). ELI provides land management, environmental compliance, and governmental regulatory services to the pipeline, utility and telecom companies and other owner/operators of infrastructure facilities. WRC Canada provides land management and inspection services. The Land segment derives revenue from cost-plus fees charged for professional and technical services. As a service company, we are more labor than capital intensive. Our income primarily results from our ability to generate revenue and collect cash under cost-plus contracts that is in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

Our Land segment operates out of offices in Houston, Texas, Broomfield, Colorado, and Calgary, Alberta, as well as other satellite offices across the United States.

In January 2008, WRC Corporation changed its name to "ENGlobal Land, Inc." to support and to better identify with the ENGlobal brand.

Competition
-----------

The Land segment competes with a range of small and midsize firms that provide right-of-way mapping, title assistance, appraisals, landowner negotiations, and eminent domain-condemnation.

Competition is primarily centered on retaining experienced landmen and other qualified professionals. Land and right-of-way specialists must have a thorough understanding of governmental and public regulatory factors. These professionals must consider socioeconomic and environmental factors and coordinate planning for the relocation of utilities, displaced persons and businesses. Also, they must often assist in developing replacement housing units, which may involve large sums, condemnation, damages, restriction of access, and similar complicating factors. Retaining these qualified, skilled professionals is crucial to the success and growth of our Land segment.


Acquisitions and Sales
----------------------

We have grown our business over the past several years through both internal initiatives and through strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and the range of services that we provide to our clients; and (ii) gain access to new geographic areas. We expect to continue evaluating and assessing acquisition opportunities that will either complement our existing business base or that will provide the Company with additional capabilities or geographical coverage. We believe that strategic acquisitions will enable us to more efficiently serve the technical needs of national and international clients and strengthen our financial performance. The following table lists the businesses we have acquired during the four-year period ended December 31, 2007.

      Name/Location/Business Unit            Date Acquired            Primary Services
      ---------------------------            -------------            ----------------

     Engineering Design Group, Inc.          January 2004      Automated Fuel Handling & Tank
               Tulsa, OK                                               Gauging Systems
     Operates as ETS, formerly EDG

         AmTech Inspection, LLC             September 2004       Onsite Inspection and Plant
              Midland, TX                                            Process Safety Mgt
       Operates as a part of ECR

  Cleveland Inspection Services, Inc.        October 2004        Onsite Pipeline Inspection
             Cleveland, OK
     Operates as a Division of ECR

    Instrument Services Company, LLC         November 2004          Onsite Instrument and
               Tulsa, OK                                           Electrical Technicians
       Operates as a part of ECR

       InfoTech Engineering, LLC             December 2004       Advanced Automation System
            Baton Rouge, LA                                                Design
     Operates as a Division of EAG

Analyzer Technology International, Inc.      January 2006         Process Analyzer Systems
              Houston, TX
       Operates as a part of ESI

          WRC Corporation and                  May 2006          Integrated Land Management
               WRC Canada
               Denver, CO
     Operates as ELI, formerly WRC

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


                                       12

ENGlobal Corporation transitions acquisitions under the ENGlobal brand name as soon as feasible, given the size and scope of the acquisition, but typically within two years. This strengthens ENGlobal's market position as a diversified supplier of engineering and related services and focuses on the quality of the ENGlobal name. Smaller acquisitions are almost immediately integrated as a division of an existing organization.

Business Strategy
-----------------

In the past year, ENGlobal has focused considerable attention on realigning its organizational structure and strengthening its leadership team. In the fourth quarter of 2007, ENGlobal decided that it would operate in four, rather than two, business segments. These four segments are: Engineering, Construction, Automation and Land. The Company anticipates that these efforts, together with expansion of our geographical presence, will continue in 2008.

In addition, our objective is to strengthen the Company's position as a leading full-service engineering and professional service provider by enhancing our overall range of capabilities through automation, construction and land services. To achieve this objective, we have developed a strategy comprised of the following key elements:

     o Recruit and Retain Qualified Personnel. We believe recruiting and retaining qualified, skilled professionals is crucial to our success and growth. As a result, we have a dedicated recruitment staff focused on recruiting qualified personnel with experience in the energy industry. Improved employee benefits, such as increased 401(k) matching and competitive healthcare offerings, together with various incentive programs, have helped us to retain valued employees.

     o Improve Utilization of Resources. We have developed a work-sharing program through the use of an internal virtual private network that gives our staff and our client's access to technical resources located in any of our offices, which allows for higher utilization of human and computer resources. We believe the work-sharing program has reduced employee turnover and provides for a more stable work environment. We are also moving toward standardization of all of our processes and procedures among our offices, which, we believe, will enhance our work-sharing ability and provide our clients with more consistent and higher quality services.

     o Pursue Foreign Technical Resources. Our engineering operation has entered into a 50-50 limited partnership with a Houston-based design firm. The venture, ENGlobal Ingenieria EGICR, S.A., was established in San Jose, Costa Rica to provide long-term access to professional engineering and design resources. In order to control our work processes and subsequent quality, we have staffed the Costa Rican office with one of our U.S. managers with substantial foreign work experience. We believe the venture offers our clients low cost, high value engineering, design and drafting services and often allows us to lower our contract bid prices and enhance our competitive position.

     o Enhance and Strengthen Our Ability to Perform Engineering, Procurement and Construction Projects. We rely heavily on repeat business and referrals from existing customers, industry members, and other business representatives. One of the Engineering segment's goals is to increase revenue by developing and marketing its ability to perform full service turnkey projects, also called EPC (Engineering, Procurement and Construction Management) projects, while pursuing a cost-plus contracting strategy. The Engineering segment has traditionally been responsible only for the engineering portion of its projects, which usually represents between five to fifteen percent of a project's total installed cost. By performing the procurement and construction management portions of the project on a cost-plus basis, we are able to capture additional proceeds under the project's total installed cost.

     o Maintain High-Quality Service. To maintain high-quality service, we focus on being responsive to our customers, working diligently and responsibly, and maintaining safety standards, schedules and budgets. ENGlobal has a quality control and assurance program to maintain standards and procedures for performance and documentation. To enhance these efforts, we have added an officer level position responsible for project auditing and monitoring compliance with these internal project procedures and quality standards.

     o Expand and Enhance Technical Capabilities. We believe that it is important to develop and enhance our overall technical capabilities in the markets we serve. To achieve this objective in the area of advanced computer-aided process simulation, design and drafting, we utilize technical software from numerous suppliers. By being vendor neutral, ENGlobal is able to provide high-quality technology and platforms for the design of plant systems such as 3D modeling, process simulation, and other technical applications. We find it beneficial to match the design tools we use with those being utilized by our clients, many of whom are currently utilizing these design platforms.

     o Pursue Balanced Growth. We continue to follow a balanced growth strategy for our business, utilizing both external acquisitions as well as internal measures as a means of future growth. Our goal is to achieve roughly 25% top line growth divided between internal and external growth objectives. The internal measures include an active business development program within all of our business segments. Our external growth will likely come from acquisitions and mergers that allow us to (i) offer expanded engineering and professional services to a broad energy complex, (ii) add new technical capabilities that can be marketed to our existing client base, (iii) grow our business geographically, and (iv) capture more of a project's value.

     o Increase Name Recognition. We intend to continue to present a more unified position for the Company by building a cohesive image and increasing ENGlobal's name recognition. We have redesigned our website to highlight our four businesses: Engineering, Construction, Automation and Land. Effective January 1, 2008, we will not brand our various legal subsidiary names such as ENGlobal Engineering, Inc., ENGlobal Systems, Inc., but instead focus on one name: ENGlobal. Our new image presents ENGlobal as one company, wherein our four business segments can work together as a team to offer their many capabilities seamlessly, with a continued focus on better serving our clients.


Sales and Marketing
-------------------

ENGlobal derives revenue primarily from three sources: (1) in-house direct sales, (2) alliance agreements with strategic clients, and (3) referrals from existing customers and industry members. We currently employ 28 full-time professional in-house marketers in our business development department who concentrate primarily on the Company's Engineering and Automation business segments. Our Senior Vice President of Business Development supervises the in-house sales managers who are assigned to industry segments and territories within the United States. Management believes that this method of selling should result in increased account penetration and enhanced customer service, which should, in turn, create and maintain the foundation for long-term customer relationships. In addition, relationships can be nurtured by our geographic advantage of having office locations near our larger clients. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development managers and business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

Products and services are also promoted through trade advertising, participation in industry conferences and trade shows, and through on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal site provides information about our four operating segments and illustrates our Company's full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors with a single point of contact for obtaining information on ENGlobal's services.

Our business development department focuses on building long-term relationships with customers and providing our customers and potential clients with engineering solutions and after-the-sale services. Additionally, we seek to capitalize on cross-selling opportunities among our various businesses - Engineering, Construction, Automation, and Land. Sales leads are often jointly developed and pursued by the sales personnel from these various businesses.

ENGlobal develops alliance agreements with clients in order to facilitate repeat business. The Company currently has 19 alliances with 14 customers. These alliance agreements, also known as master services agreements, or umbrella agreements, are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with alliance customers are easier to negotiate. Management believes that alliance agreements can serve to stabilize project centered operations such as the engineering and construction industry. Alliances tend to provide a steady and more predictable source of revenue each year. In 2007, ENGlobal's alliance agreements accounted for 73% of the Company's revenue.

Much of our business is repeat business and we are introduced to new customers in many cases by referrals from existing customers and industry members. Management believes referrals provide the opportunity for increased profitability because referrals do not involve direct selling, but instead, allows satisfied customers to sell our services and products on our behalf. ENGlobal strives to develop our clients' trust, then benefits by word-of-mouth referrals.

Our acquisition program has provided the benefit of expanding our existing customer base. Management believes that cross-selling among our businesses is an effective way to build client loyalty because cross-selling can clearly solidify a client relationship thereby reducing attrition and increasing the lifetime profitability of each client. The Company also believes that cross-selling can help to ensure a greater predictability of revenue and can be a cost effective way to grow.

Customers
---------

In 2008, the Company will focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention. Our customer base consists primarily of Fortune 500 companies representing a variety of industries in the United States. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to major engineering projects. We have had success undertaking new projects for prior clients and providing ongoing services to clients following the completion of the projects.

Almost 75% of our revenue is generated through sources such as in-plant staffing and alliance relationships that we consider longer-term in nature and that are not typically limited to one project. For example, EEI provides outsourced technical and other personnel that are assigned to work at client locations. In the past, these assignments often span multiple projects and multiple years.

A major long-term trend among our clients and their industry counterparts has been toward outsourcing of engineering services, and more recently, sole-sourcing. This trend has fostered the development of ongoing, longer-term alliance arrangements with clients, rather than one-time limited engagements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee of work that will result from these alliance agreements, often they form the basis for a longer-term relationship with our clients. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our service revenue. At December 31, 2007, we maintained some form of partnering or alliance arrangement with 14 major oil and chemical companies. Alliance engagements may provide for:

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 57% of our total revenue for 2007, 62% of total revenue for 2006, and 77% of total revenue for 2005. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business would be materially adversely affected. Our top three clients in 2007 were Motiva, ConocoPhillips and ExxonMobil. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue of all segments are dependent on continuing relationships with our customers.

Engineering Segment:

In the Engineering segment, our ten largest customers vary from one period to the next. These customers accounted for 74% of our total revenue for 2007, 83% of total revenue for 2006, and 87% of total revenue for 2005. Our top three clients in 2007 were Motiva, ConocoPhillips and ExxonMobil.

Though the Engineering segment frequently receives work from repeat clients, its client list may vary significantly from year to year. In order to generate revenue in future years, we must continue efforts to obtain new engineering projects.

Construction Segment:

In the Construction segment, our ten largest customers vary from one period to the next. Our ten largest customers accounted for 82% of our total revenue for 2007, 75% of total revenue for 2006, and 71% of total revenue for 2005. Our top three clients in 2007 were Spectra Energy, Gulf South Pipeline and Southern Natural Gas.

The revenue for the Construction segment is generated through sources such as in-plant staffing and alliance relationships that we consider longer-term in nature and that are not typically limited to one project.

Automation Segment:

In the Automation segment, our ten largest customers, who also vary from one period to the next, accounted for 73% of our total revenue for 2007, 62% of total revenue for 2006, and 74% of total revenue for 2005. Our top three clients in 2007 were E.I. Dupont, Yanbu National Petrochemical and Yokogawa Corp of America. Total foreign customers accounted for 22% of our Automation segment revenue for both 2007 and 2006 and less than 1% in 2005. The increase in revenue from foreign customers is the result of the acquisition of ATI in 2006, which allowed for the expansion of the analytical division that provides online process analyzer systems. During 2007, 3% of our revenue came from our Canadian operations compared to 1% in 2006.

Though the Automation segment frequently receives work from repeat clients, its client list may vary significantly from year to year. Factors affecting our analytical systems business that are beyond our control include: political instability or armed conflict, the level of customer demand, the willingness of clients to allow for and make milestone progress payments, and the timeliness of clients' payments within terms of contracts.

Land Segment:

In the Land segment, our ten largest customers vary from one period to the next. These customers accounted for 70% of our total revenue for 2007 and 83% of total revenue for 2006. Our top three clients in 2007 were Spectra Energy, Enterprise Products and Ozark Gas Transmission.

Contracts
---------

We generally enter into two principal types of contracts with our clients: time-and-materials contracts and fixed-price contracts. Our mix of net revenue between time-and-materials and fixed-price is shown in the table below. Our clients typically determine the type of contract to be utilized for a particular engagement, with the specific terms and conditions of a contract resulting from a negotiation process between the Company and our client.

                                     Revenue in thousands
                   Time-and-material         %         Fixed-price           %

    Engineering               $ 204,600                       $ 17,187
   Construction                  73,210                              -
     Automation                  15,421                         22,345
           Land                  30,464                              -
                 -----------------------          ---------------------
  Total company               $ 323,695     89.1              $ 39,532     10.9


     o Time-and-Materials. Under our time-and-materials contracts, we are paid for labor at either negotiated hourly billing rates or we are reimbursed for allowable hourly rates and for other expenses. We are paid for material and contracted services at an agreed upon multiplier of our cost, and at times we pass non-labor costs for equipment, materials and sub-contractor services through with no profit. Profitability on these contracts is driven by billable headcount, the amount of non-labor related services, and cost control. Some of these contracts may have upper limits, referred to as "not-to-exceed." If our scope is not defined under a "not-to-exceed" agreement we are not under any obligation to provide services beyond the limits of the contract, but if we generate costs and billings that exceed the contract ceiling or are not allowable, we will not be able to obtain reimbursement for any excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

     o Fixed-Price. Under a fixed-price contract, sometimes referred to as "guaranteed maximum", we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price projects vary in scope, including some engineering activities and related services, and procurement of material and construction responsibility. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, the economy, as it may relate to labor shortages and inflation of equipment and material costs, natural disasters, and other changes that may occur over the contract period. Another risk includes our ability to secure written change orders prior to commencing work on such orders, which may prevent our getting paid for work performed. Consequently, the profitability of fixed-price contracts may vary substantially, and we plan to limit the size and scope of EPC fixed-price contracts that we enter into in the future due to significant losses on two fixed-price contracts during 2006.

Backlog
-------

Backlog represents gross revenue of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenue. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.

At December 31, 2007, our backlog was $289.2 million compared to an estimated $192.0 million at December 31, 2006. We expect a majority of the $289.2 million in backlog to be completed during 2008.

The backlog at December 31, 2007 consists of $273.1 million with commercial customers and $16.1 million with the United States government. Backlog on the federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 31, 2007 is as follows:

                Engineering segment         $ 150.8 million
                Construction segment           88.2 million
                Automation segment             19.6 million
                Land segment                   30.6 million

Backlog includes gross revenue under two types of contracts: (1) contracts for which work authorizations have been received on a fixed-price basis and time-and-material projects that are well defined, and (2) time-and-material evergreen contracts at an assumed 12 month run-rate, under which we place employees at our clients' site to perform day-to-day project efforts. There is no assurance as to the percentage of backlog that will be recognized.

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

For example, all of the product components used by our Automation segment are fabricated using components and materials that are available from numerous domestic suppliers. There are approximately five principal suppliers of these components, each of whom can be replaced by an equally viable competitor. No one manufacturer or vendor provides products that account for more than 6% of our revenue. Thus, we anticipate little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support our manufacturing and assembly operations. Units produced through the Automation segment are normally not produced for inventory and component parts; rather, they are typically purchased on an as-needed basis.

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

Patents, Trademarks, Licenses
-----------------------------

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. The U.S. Patent and Trademark Office registered our trademark application for the use of "ENGlobal"(R) with our products in September 2004 and the Company claims common law trademark rights for "ENGlobal"TM with our services. We have pending trademark applications for "Integrated Rack"TM and "Engineered for Growth,"TM respectively. ENGlobal claims common law trademark rights for "Global Thinking... Global Solutions,"TM "CARES
- Communicating Appropriate Responses in Emergency Situations,"TM "Flare-Mon"TM and "Purchased Data."TM

There can be no assurance that the protective measures we currently employ will be adequate to prevent the unauthorized use or disclosure of our technology, or the independent third-party development of the same or similar technology. Although our competitive position to some extent depends on our ability to protect our proprietary and trade secret information, we believe that other factors, such as the technical expertise and knowledge base of our management and technical personnel, as well as the timeliness and quality of the support services we provide, will also help us to maintain our competitive position.

Government Regulations
----------------------

The Company and certain of our subsidiaries are subject to various foreign, federal, state, and local laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration. The Company and members of its professional staff are subject to a variety of state, local and foreign licensing, registration and other regulatory requirements governing the practice of engineering and other professional disciplines. Currently, we are not aware of any situation or condition relating to the regulation of the Company, its subsidiaries, or personnel that we believe is likely to have a material adverse effect on our results of operations or financial condition.

Employees
---------

As of December 31, 2007, the Company and its subsidiaries employed 2,443 individuals. Of these employees, 1,024 were employed in engineering and related positions; 719 were employed as inspectors; 358 were employed as project support staff; 237 were employed in technical production positions; 77 were employed in administration, finance and management information systems and 28 were employed in sales and marketing. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Benefit Plans
-------------

The Company sponsors a 401(k) profit sharing plan for its employees. The Company makes mandatory matching contributions equal to 50% of employee contributions up to 6% of employee compensation for regular employees. All other employees will be matched at 33.33% of employee contribution up to 6% of compensation, as defined by the plan. The Company, as determined by the Board of Directors, may make other discretionary contributions. The employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions of approximately $2,147,000, $1,310,000, and $401,000, respectively, for the years ended December 31, 2007, 2006, and 2005.


Stock Compensation
------------------

The Company has an incentive plan that provides for the issuance of options to acquire up to 3,250,000 shares of common stock. The incentive plan ("Option
Plan") provides for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants are for a ten-year term. Stock options issued to executives and management generally vest over a four-year period; one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Details of the Company's stock compensation are included in Footnote 11 to the financial statements.

                                                               Pre-2006      Total
Amount of Compensation Expense     2007 Grants   2006 Grants    Grants    Compensation
------------------------------     -----------   -----------    ------    ------------
      ($ in thousands)

                    2006              $   --        $1,838      $  338       $2,176
                    2007                 529           758         152        1,439
                    2008                 529           306         120          955
                    2009                  --           305          --          305
                                      ------        ------      ------       ------
                                      $1,058        $3,207      $  610       $4,875

No compensation cost was recognized for grants under the Option Plan prior to 2006 because the exercise price of the options granted to employees equaled or exceeded the market price of the stock on the date of the grant.

Geographic Areas
----------------

In 2005, the Company formed ENGlobal Canada ULC, located in Calgary, Alberta to expand our Automation segment into Canada. Then in 2006, the acquisition of WRC
Corporation brought along WRC Canada to expand our Land segment into Canada.
While this gives us opportunities for expansion, our foreign bases are small in comparison to the Company as a whole.

                                        2007       2006         2005
                                     ---------   ---------   ---------
                                           (dollars in thousands)
                                     ---------------------------------


            US revenue               $ 360,309   $ 299,333   $ 233,496
            Canadian(1) revenue          2,918       3,757          89
                                     ---------   ---------   ---------
                     Total revenue   $ 363,227   $ 303,090   $ 233,585


1  Stated in U.S. Dollars for consolidation purposes

Long-lived assets consist of property, plant and equipment, net of depreciation
("PPE").

                                        2007      2006      2005
                                      -------   -------   -------
                                         (dollars in thousands)
                                      ---------------------------


                 US PPE               $ 6,378   $ 8,642   $ 6,758
                 Canadian(1) PPE           94        83       103
                                      -------   -------   -------
                          Total PPE   $ 6,472   $ 8,725   $ 6,861


1  Stated in U.S. Dollars for consolidation purposes

The Company does not own real property in Canada. There is a net loss carry-forward related to ENGlobal Canada of approximately $1.3 million which the Company may utilize through 2017.


                                       20

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

The failure to attract and retain key professional personnel could adversely affect the Company.
-------------------
Our success depends on attracting and retaining qualified personnel in a competitive environment. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future. Failure to attract and retain such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows. This is a major risk factor that could materially impact our operating results.

Our future revenue depends on our ability to consistently bid and win new contracts and to maintain and renew existing contracts. Our failure to effectively obtain future contracts could adversely affect our profitability.
-----------------------------------------------------------------------------
Our future revenue and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.
------------------------------------------------
We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and maintain discipline in our internal systems and controls. Industry trends and our ability to manage and measure project performance will require us to strengthen our internal project and cost control systems within operations that have traditionally operated in a cost-plus environment. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

If we are not able to successfully manage internal growth initiatives, our business and results of operations may be adversely affected.
-------------------------------------------------------------
Our growth strategy is to use our technical expertise in conjunction with industry trends. To support this strategy, the Company may elect to fund internal growth initiatives targeted at markets that the Company believes may have significant potential needs for the Company's services. The downside risks are that such initiatives could have a negative effect on current earnings until they reach critical mass, that industry trends have been misread or delayed or that the Company is unable to successfully execute on these initiatives. In these cases, continued funding could have a negative impact on long term earnings.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.
-------------------------------------------------------------------------
We generally enter into two principal types of contracts with our clients: time-and-materials contracts and fixed-price contracts. Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen expenditures or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Our ability to secure change orders on scope changes and our ability to invoice for such changes poses an additional risk. In 2006, we suffered significant losses as a result of two fixed-price contracts. In fiscal 2007, approximately 10.9% of our net revenue was derived from fixed-price contracts.

Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates or reimbursement at specified mark-up hourly rates and negotiated rates for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Some time-and-materials contracts are subject to contract ceiling amounts, which may be fixed or performance-based. If our costs generate billings that exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all of our costs.

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

Economic downturns could have a negative impact on our businesses.
------------------------------------------------------------------
Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the petroleum refining, petroleum chemical and pipeline industries and in other industries that we provide services to. During economic downturns in these industries, our customers' need to engage us may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole or key markets targeted by us.

Liability claims could result in losses.
----------------------------------------
Providing engineering and design services involves the risk of contract, professional errors and omissions and other liability claims, as well as adverse publicity. Further, many of our contracts will require us to indemnify our clients not only for our negligence, if any, but also for the concurrent negligence and, in some cases, sole negligence of our clients. We currently maintain liability insurance coverage, including coverage for professional errors and omissions. However, claims outside of or exceeding our insurance coverage may be made. A significant claim could result in unexpected liabilities, take management time away from operations, and have a material adverse impact on our cash flow.

Additional acquisitions may adversely affect our ability to manage our business.
--------------------------------------------------------------------------------
Acquisitions have contributed to our growth in the past and we plan to continue making acquisitions in the future on terms management considers favorable to us. The successful acquisition of other companies involves an assessment of future revenue opportunities, operating costs, economies and earnings after the acquisition is complete, and potential industry and business risks and liabilities beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with our assessments, we perform reviews of the subject acquisitions that we believe to be generally consistent with industry practices. These reviews, however, may not reveal all existing or potential problems, nor will they permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms. We may not successfully integrate future acquisitions. Any acquisition may require substantial attention from our management, which may limit the amount of time that management can devote to day-to-day operations. Our inability to find additional attractive acquisition candidates or to effectively manage the integration of any businesses acquired in the future could adversely affect our ability to grow profitably or at all.

Our indebtedness could limit our ability to finance future operations or engage in other business activities.
-----------------------------
As of December 31, 2007, we had $27.8 million of total outstanding indebtedness against our revolving line of credit currently limited to $50 million. Significant factors that could increase our indebtedness and/or limit our ability to finance future operations include:

     o    our inability to collect accounts receivable within contractual terms;
     o    client demands for extending contractual payment terms;
     o    material losses and/or negative cash flows on significant projects;
     o    clients' ability to pay our invoices due to economic conditions; and
     o our ability to meet current credit facility financial ratios and covenants.

Although we are in compliance with all current credit facility covenants, our indebtedness could limit our ability to finance future operations or engage in other business activities.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
----------------------------------
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients' financial condition, there is no guarantee that we will accurately assess their creditworthiness. Financial difficulties or business failure experienced by one or more of our major customers could have a material adverse affect on both our ability to collect receivables and our results of operations.

We are engaged in highly competitive businesses and must typically bid against competitors to obtain engineering and service contracts.
--------------------------------------------------------
We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do, which, in some instances, gives them a competitive advantage over us.

Our dependence on one or a few customers could adversely affect us.
-------------------------------------------------------------------
One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2007, approximately 11% of our revenue was from Motiva, approximately 10% of our revenue was from ConocoPhillips and another 9% were from ExxonMobil. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Additionally, we have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.
--------------------------------------------------------------------
As of December 31, 2007, our backlog was approximately $289.2 million. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn.

If the operating result of any segment is adversely affected, an impairment of goodwill could result in a write down.
--------------------------------------
Based on factors and circumstances impacting ENGlobal and the business climate in which it operates, the Company may determine that it is necessary to re-evaluate the carrying value of its goodwill by conducting an impairment test in accordance with Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"). The Company has assigned goodwill to its segments based on estimates of the relative fair value of each segment. If changes in the industry, market conditions, or government regulation negatively impact any of the Company's segments resulting in lower operating income, if assets are harmed, if anticipated synergies or cost savings are not realized with newly acquired entities, or if any circumstance occurs which results in the fair value of any segment declining below its carrying value, an impairment to goodwill would be created. In accordance with SFAS No. 142, the Company would be required to write down the carrying value of goodwill. In 2007, the Company determined that goodwill within the Automation segment was impaired in the amount of $432,000.

A small number of stockholders own the majority of our outstanding common stock, thus limiting the extent to which other stockholders can affect decisions subject to stockholder vote.
----------------------------
A small number of stockholders own the majority of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. As of December 31, 2007, ENGlobal's directors and executive officers beneficially owned approximately 33.8% of our outstanding common stock and our principal stockholders beneficially owned approximately 22.9% of our outstanding common stock. Collectively these stockholders beneficially own approximately 56.7% of our outstanding common stock and are thus able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few stockholders makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Seasonality of our industry may cause our revenue to fluctuate.
---------------------------------------------------------------
Holidays and employee vacations during our fourth quarter exert downward pressure on revenue for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each new year, which can depress results for the first quarter. Principally due to these factors, our first and fourth quarters may be less robust than our second and third quarters.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in value to existing stockholders of the shares they hold.
----------
Our Articles of Incorporation authorize our board of directors to issue up to an additional 47,295,857 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of the date of filing. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue options as incentives under our 1998 Incentive Option Plan or under a new equity incentive plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the board of directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

Force majeure events such as natural disasters have negatively impacted and could further negatively impact the economy and the industries we service, which may affect our financial condition, results of operations and cash flows.
-------------------------------------------------------------------------
Force majeure events such as Hurricanes Katrina and Rita that affected the Gulf Coast in August and September of 2005 could negatively impact the economies in which we operate. For example, these two hurricanes caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. In some cases, we remain obligated to perform our services after such a natural disaster even though our contracts may contain force majeure clauses. If we are not able to react quickly and/or negotiate contractual relief under a force majeure event, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations and cash flows.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.
----------
We rely on third-party subcontractors as well as third-party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or cost-plus contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and result in high employee turnover.
------------------------------------------------------------
Our workers are subject to the normal hazards associated with providing services on constructions sites and industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction, of property, plant and equipment, and environmental damage. We are intensely focused on maintaining a safe environment and reducing the risk of accidents. However, poor safety performance may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs.

Our growth strategy requires that we increase the size of our workforce. While we normally target experienced personnel for employment, we also hire inexperienced employees. Even with thorough safety training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates.

The terms of our contracts could expose us to unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.
----------------------------------------------
Under fixed-price contracts, we agree to perform the contract for a fixed price and, as a result, can improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.

Fixed-price contract prices are established based largely upon estimates and assumptions relating to project scope and specifications, personnel and material needs. These estimates and assumptions may be inaccurate or conditions may change due to factors out of our control, resulting in cost overruns, which we may be required to absorb and that could have a material adverse effect on our business, financial condition and results of our operations. In addition, our profits from these contracts could decrease and we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers. In 2006, we suffered significant losses as a result of two fixed-price contracts.

Under cost-plus contracts, we perform our services in return for payment of our agreed upon reimbursable costs plus a profit. The profit component is typically expressed in the contract either as a percentage of the reimbursable costs we actually incur or is factored into the rates we charge for labor or for the cost of equipment and materials, if any, we are required to provide. Some cost-plus contracts provide for the customer's review of the accounting and cost control systems used by us to calculate these labor rates and to verify the accuracy of the reimbursable costs invoiced. These reviews could result in reductions in amounts previously billed to the customer and in an adjustment to amounts previously reported by us as our profit on the contract.

Many of our fixed-price or cost-plus contracts require us to satisfy specified progress milestones or performance standards in order to receive a payment. Under these types of arrangements, we may incur significant costs for labor, equipment and supplies prior to receipt of payment. If the customer fails or refuses to pay us for any reason, there is no assurance we will be able to collect amounts due to us for costs previously incurred. In some cases, we may find it necessary to terminate. In certain cases, we may attempt to recoup some or all of the cost overruns by entering into a claims recovery process. We may even retain a third-party consultant to assist us with necessary due diligence. However, there can be no assurance that we would be able to recover some or all of the cost overruns through the claims recovery process or on terms favorable to the Company.

We may incur significant costs in providing services in excess of original project scope without having an approved change order.
------------------------------------------------------
After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price due to customer changes or to incomplete or inaccurate engineering, project specifications and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

A failure to obtain adequate compensation for these matters could require us to record in the current period an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. We cannot assure you that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount adequate to compensate us for our additional work or expenses.

Failure to maintain adequate internal controls could adversely affect us.
-------------------------------------------------------------------------
Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation. We may be exposed to potential risks resulting from new requirements that we evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected. We have identified material weaknesses in our internal controls, which could affect our ability to ensure timely and reliable financial reports and the ability of our auditors to attest to the effectiveness of our internal controls.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Facilities
----------

We lease space in 24 buildings in the U.S. and Canada totaling approximately 491,800 square feet. The leases have remaining terms ranging from monthly to five years and are on terms that we consider commercially reasonable. ENGlobal has no major encumbrances related to these properties. A discussion of the locations of the various segments is included in Item 7. On May 26, 2006, the Company entered into an exclusive agreement with a third-party, national real estate firm for tenant representation services that covers most of our facilities.

Our principal office locations are in Houston and Beaumont, Texas; and Tulsa, Oklahoma. We have other offices in Clear Lake, Freeport, and Midland, Texas; Baton Rouge and Lake Charles, Louisiana; Cleveland and Blackwell, Oklahoma; Broomfield, Colorado; Atlanta, Georgia; and Calgary, Alberta Canada. Approximately 397,100 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

Our Automation segment performs fabrication assembly in two shop facilities. One facility is in Houston, Texas with approximately 62,600 square feet of space and a second facility is in Beaumont, Texas with approximately 30,000 square feet of space.

On May 25, 2006, the Company, through its wholly-owned subsidiary ENGlobal Corporate Services, Inc., purchased a one-third partnership interest in PEI Investments, A Texas Joint Venture ("PEI"), from Michael L. Burrow, the Company's then President and CEO, and another one-third interest from a stockholder who owns less than 1% of the Company's common stock. The partnership interests were purchased for a total of $69,000. The remaining one-third interest was already held by the Company through its wholly-owned subsidiary EEI. PEI owns the land on which our Beaumont, Texas office building, destroyed by Hurricane Rita in September 2005, was located. The remains of the building were razed in July 2006. In September 2006, the Company acquired approximately
1.2 acres immediately adjacent to the former facility and has recently signed an agreement for a third party developer to construct a new 50,000 square foot facility using both parcels of land, and lease this new facility to the Company.

On March 2, 2007, the Company, through its wholly-owned subsidiary, ENGlobal Automation Group, Inc. ("EAG"), entered into a 39-month lease agreement for approximately 4,500 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta.

On June 28, 2007, the Company, through its wholly-owned subsidiary, RPM Engineering, Inc. ("RPM"), sold the Company's property located in Baton Rouge, Louisiana. The purchase price was approximately $1.9 million with 20% of the purchase price being paid at closing and the balance self-financed for a period of 60 months, amortized over 180 months, payable in equal monthly installments and one irregular installment consisting of the interest and principal due at the end of the 60 months. The initial interest rate is 8.5% based on an agreed rate of NY prime plus .25%. The financed portion of the purchase price is secured by a first mortgage on the property. The Company's basis in the property, together with the building and all improvements, was approximately $1.4 million. The Company has leased approximately 31,900 square feet of space in two separate facilities to house its EEI and EAG operations in Baton Rouge.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, one or more of ENGlobal Corporation's individual subsidiary business entities are involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services, and the outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately reserved for, or are covered by insurance, such that, if determined adversely to those entities, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2007. However, on June 14, 2007, the Company held its Annual Meeting of Stockholders, the summary results of which are incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.

On June 14, 2007, the Company's stockholders elected the following four persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: William A. Coskey, P.E., David W. Gent, P.E., Randall B. Hale, and David C. Roussel. The Company's stockholders also voted to approve an amendment to the Company's 1998 Incentive Plan to increase the number of shares reserved for issuance under the Plan from 2,650,000 to 3,250,000.

The number of shares voted, and withheld, with respect to each director was as follows:

Election of Directors       For               Withheld
---------------------       ---               --------

William A. Coskey, P.E.     23,714,112        561,405
David W. Gent, P.E.         23,642,251        633,266
Randall B. Hale             23,685,669        589,848
David C. Roussel            23,758,392        517,125

The number of shares voted with respect to the approval of an amendment to the Company's 1998 Incentive Plan to increase the number of shares reserved for issuance under the Plan from 2,650,000 to 3,250,000 was as follows:

For                         Against           Abstain
---                         -------           -------

12,175,988                   5,638,871         36,923

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company's common stock has been quoted on the NASDAQ Global Stock Market (NASDAQ) since December 18, 2007, and is traded under the symbol "ENG". From June 16, 1998 to December 18, 2007, the Company's stock was traded on the American Stock Exchange. Newspaper stock listings identify us as "ENGlobal."

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                      Fiscal Year Ended December 31
                        ------------------------------------------------------
                                    2007                        2006
                        ---------------------------- -------------------------
                            High            Low         High          Low
                        -------------- ------------- ------------ ------------
     First quarter        $  7.18         $ 5.05      $ 14.61       $ 9.14
     Second quarter         12.73           5.66        14.70         6.91
     Third quarter          12.90           8.87         8.88         5.71
     Fourth quarter         14.81           9.78         8.15         5.92

The foregoing figures, based on information published by AMEX or NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades.

As of December 31, 2007, approximately 258 stockholders of record held the Company's common stock. We do not have current information regarding the number of holders of beneficial interest holding our common stock.

A new class of capital stock of the Company, consisting of 2,000,000 shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock") was approved by the Company's stockholders at its June 2006 meeting. The Board of Directors has the authority to approve the issuance of all or any of these shares of Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. The designations, preferences, limitations, restrictions and rights of any series of Preferred Stock designated by the Board of Directors will be set forth in an amendment to the Amended and Restated Articles of Incorporation ("Amended Articles") filed in accordance with Nevada law.

The Preferred Stock is referred to as a "blank check" because the Board of Directors, in its discretion, will be authorized to provide for the issuance of all or any shares of the stock in one or more classes or series, specifying the terms of the shares, subject to the limitations of Nevada law. The Board of Directors would make a determination as to whether to approve the terms and issuance of any shares of Preferred Stock based on its judgment as to the best interests of the Company and its stockholders.

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


Performance Graph

The Company's common stock has been quoted on the NASDAQ Global Stock Market
(NASDAQ) since December 18, 2007. From June 16, 1998 to December 18, 2007, the
Company's stock was traded on the American Stock Exchange. Accordingly, the performance graph for fiscal year 2007 includes data from both stock exchanges.

The following graph compares the percentage change in (i) the cumulative total stockholder return on the Company's Common Stock for the five-year period ended
December 31, 2007 with (ii) the cumulative total return on (a) the S&P SmallCap
600 Index, (b) the NASDAQ Market Index (US), (c) self-constructed peer group, consisting of the following companies: Fermanite Corporation (formerly Xanser
Corporation), Michael Baker Corporation, Matrix Service Company, Tetra Tech,
Inc., Willbros Group, and VSE Corporation, and (d) the American Stock Exchange
(U.S. Index).

The comparison assumes (i) an investment of $100 on December 31, 2002 in each of the foregoing indices and (ii) reinvestment of dividends, if any. In December
2007, the Company listed its common stock on the NASDAQ Global Stock Market and voluntarily delisted from the American Stock Exchange. Accordingly, the Company has added the NASDAQ Global Stock Market (U.S. index) to its performance graph in order to enable a comparison to equity securities trading on the same exchange as the Company.

THE STOCK PRICE PERFORMANCE SHOWN ON THE GRAPH BELOW REPRESENTS HISTORICAL PRICE
PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE
PERFORMANCE.

                      COMPARISON OF 5-YEAR CUMULATIVE TOTAL
                     AMONG ENGLOBAL, S&P SMALLCAP 600 INDEX,
                 NASDAQ MARKET INDEX (U.S.) AND PEER GROUP INDEX

                               [GRAPHIC ON FILE]

                   ASSUMES $100 INVESTED ON DECEMBER 31, 2002
                          ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2007

                               2002       2003      2004       2005      2006       2007
                              ------     ------    ------     ------    ------     ------
ENGLOBAL CORP.                100.00     165.55    260.50     705.88    540.34     954.62
PEER GROUP INDEX              100.00     193.57    170.23     159.55    191.49     303.90
S&P SMALLCAP 600              100.00     138.79    170.22     183.30    211.01     210.38
AMEX MARKET INDEX             100.00     136.11    155.86     171.89    192.45     216.06
NASDAQ MARKET INDEX (U.S.)    100.00     152.01    165.75     171.72    192.65     211.26

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange
Act, which might incorporate future filings made by the Company under those statutes, the Company's Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any future filings made by the Company under those Acts.


Equity Compensation Plan Information
------------------------------------
The following table sets forth certain information concerning the Company's only equity compensation plan as of December 31, 2007. See Note 11 in the attached financial statements.

                                                                                               Number of Securities
                                                                                             Remaining Available for
                               Number of Securities to            Weighted-Average            Future Issuance Under
                               be Issued Upon Exercise           Exercise Price of          Equity Compensation Plans
                               of Outstanding Options,          Outstanding Options,         [Excluding Securities in
                               Warrants and Rights (a)        Warrants and Rights (b)            Column (a)] (c)
                               -----------------------        -----------------------       -------------------------
Equity compensation plan
   approved by security
   holders                            1,306,500        (1)             $6.26                         622,494
                               -----------------------                                      -------------------------


At the June 14, 2007, Annual Meeting of Stockholders, the Company's stockholders voted to approve an amendment to the Company's 1998 Incentive Plan to increase the number of shares reserved for issuance under the plan from 2,650,000 to 3,250,000.

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










----------
(1) Includes options issued through our 1998 Incentive Plan. For a brief description of the material features of the Plan, see Note 11 of the Notes to the Consolidated Financial Statements. Some of these options, also granted through the 1998 Incentive Plan, were options granted as replacement options for outstanding Petrocon incentive options pursuant to the terms of the December
2001 Merger Agreement with Petrocon.


ITEM 6.     SELECTED FINANCIAL DATA

Summary Selected Historical Consolidated Financial Data

The following tables set forth our selected financial data. The data for the years ended December 31, 2007, 2006, and 2005 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part
II, Item 8; Part II, Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations"; and other financial information appearing elsewhere in this document.

                                                                            Years Ended December 31,
                                                         -------------------------------------------------------------
                                                            2007         2006         2005         2004         2003
                                                         -------------------------------------------------------------
                                                                   (in thousands, except per share amounts)
                                                         -------------------------------------------------------------
Statement of Operations
    Revenue
         Engineering                                     $ 221,787    $ 215,306    $ 193,376    $ 127,299    $ 105,099
         Construction                                       73,210       36,128       21,898        8,046        4,606
         Automation                                         37,766       34,888       18,311       13,543       14,014
         Land                                               30,464       16,768           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------
             Total revenue                                 363,227      303,090      233,585      148,888      123,719
                                                         ---------    ---------    ---------    ---------    ---------

    Costs and expenses
         Engineering                                       181,821      199,645      169,773      112,389       90,712
         Construction                                       63,486       32,403       19,483        7,110        4,192
         Automation                                         34,382       30,400       16,056       11,418       11,842
         Land                                               25,921       14,378           --           --           --
         Selling, general and administrative                34,774       29,884       19,689       13,479       12,439
                                                         ---------    ---------    ---------    ---------    ---------
             Total costs and expenses                      340,384      306,710      225,001      144,396      119,185
                                                         ---------    ---------    ---------    ---------    ---------
    Operating income                                        22,843       (3,620)       8,584        4,492        4,534
    Interest income (expense), net                          (2,514)      (1,312)        (800)        (590)        (784)
    Other income (expense), net                                345          652          116          118         (355)
    Foreign currency gain (loss)                                (1)         (19)          (2)          --           --
                                                         ---------    ---------    ---------    ---------    ---------
    Income from continuing operations before provision
       for income taxes                                     20,673       (4,299)       7,898        4,020        3,395
    Provision for income taxes                               8,209         (813)       3,116        1,656        1,110
                                                         ---------    ---------    ---------    ---------    ---------
    Income from operations                                  12,464       (3,486)       4,782        2,364        2,285
    Income (loss) from discontinued operations, net of
       taxes                                                    --           --           --           --         (154)
    Income (loss) from disposal of discontinued
       operations                                               --           --           --           --           26
                                                         ---------    ---------    ---------    ---------    ---------
             Net income                                  $  12,464    $  (3,486)   $   4,782    $   2,364    $   2,157
                                                         =========    =========    =========    =========    =========



ITEM 6.     SELECTED FINANCIAL DATA (Continued)

                                                                          Years Ended December 31,
                                                       -------------------------------------------------------------
                                                          2007        2006         2005         2004         2003
                                                       -------------------------------------------------------------
                                                                 (in thousands, except per share amounts)
                                                       -------------------------------------------------------------
Per Share Data
    Basic earnings (loss) per share
         Continuing operations                         $    0.46    $   (0.13)   $    0.20    $    0.10    $    0.09
         Discontinued operations                              --           --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------
             Net income (loss) per share               $    0.46    $   (0.13)   $    0.20    $    0.10    $    0.09
                                                       =========    =========    =========    =========    =========

    Weighted average common
       shares outstanding - basic (000's)                 26,916       26,538       24,300       23,455       23,301

    Diluted earnings (loss) per share
         Continuing operations                         $    0.45    $   (0.13)   $    0.19    $    0.10    $    0.09
         Discontinued operations                              --           --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------
             Net income (loss) per share               $    0.45    $   (0.13)   $    0.19    $    0.10    $    0.09
                                                       =========    =========    =========    =========    =========

    Weighted average common
       shares outstanding - diluted (000's)               27,435       26,538       25,250       23,786       23,734

Cash Flow Data
    Operating activities, net                          $  (1,980)   $  (8,953)   $    (920)   $  (2,391)   $   6,557
    Investing activities, net                             (1,707)      (9,330)      (2,418)      (1,811)        (471)
    Financing activities, net                              3,167       19,553        3,493        4,170       (6,122)
    Exchange rate changes                                     25          (26)          (4)          --           --
                                                       ---------    ---------    ---------    ---------    ---------
         Net change in cash and cash equivalents       $    (495)   $   1,244    $     151    $     (32)   $     (36)
                                                       =========    =========    =========    =========    =========

Balance Sheet Data
    Working capital                                    $  42,915    $  35,187    $  21,825    $  14,503    $   6,505
    Property and equipment, net                        $   6,472    $   8,725    $   6,861    $   5,262    $   4,302
    Total assets                                       $ 119,590    $ 106,227    $  75,936    $  57,261    $  42,530
    Long-term debt, net of current portion             $  29,318    $  27,162    $   5,228    $  15,585    $   7,506
    Long-term capital leases, net of current portion   $      --    $      --    $      --    $      --    $      12
    Stockholders' equity                               $  55,797    $  40,862    $  39,864    $  20,051    $  18,175


Material Events and Uncertainties
---------------------------------

The Company experienced events in 2007 and 2006 that had a material adverse effect on net income from operations. In 2007, the Company was notified by its client, South Louisiana Ethanol ("SLE"), to stop work on a large project due to difficulties it was having in obtaining permanent financing. Also in 2007, price and labor increases on materials contributed to the loss reported for the Automation segment. In 2006, the Company incurred losses on two large EPC contracts, which caused the overall loss reported for that year. Details of these losses are more fully explained in Item 7 and throughout this Annual
Report on Form 10-K.

The Company's involvement with the 2007 SLE project resulted from the Company's efforts to diversify its client base. Historically, the Company has performed large projects with Fortune 500 Companies, which generally have good cash flow and established credit. The SLE project involved a smaller developer that planned to retrofit a 20-year old ethanol plant. Due to a number of factors, including, among others, increased corn prices and declining ethanol prices, SLE has not yet secured permanent financing for the project.

                                       33

Current Remediation Issues
--------------------------

The Company has resolved claims related to the two fixed-price EPC projects that caused losses in 2006. On March 5, 2008, ENGlobal announced that it had successfully reached settlements with the two clients, totaling approximately $2.0 million in excess of what had previously been reserved.

The Company is currently assessing its strategic alternatives with respect to SLE.

Efforts to Mitigate Losses Currently
------------------------------------

The Company has stopped work on the SLE project, and is providing this client with introductions to third parties that could potentially result in SLE obtaining permanent financing for the project, securing equity partners for the project, or selling the uncompleted facility.

Project controls is reviewing projects that may be experiencing degradations on margins to determine methods for protecting current margins.

Prevention of Future Losses
---------------------------

The Company will examine not only the economics of development projects in the future, but it will also examine the creditworthiness of the developer clients. Due to the current tight credit market, even economically sound projects may face difficulties in acquiring permanent financing. The Company has placed controls on projects estimated at over $5 million and project managers are required to provide updates at least quarterly. In addition, the Company's project control team is implementing more oversight on large projects to identify problems that may degrade the project margins earlier in the project's life. Also, project managers are becoming more involved in collecting receivables before they become collections issues.

The Company believes the management of enterprise risks is an integral part of our strategy and our day-to-day operations. Our Enterprise Risk Management Committee, led by the Vice President - Legal Affairs and Contracts, was established to ensure that risks are timely identified, adequately understood, properly assessed and effectively responded to by responsible employees at all levels within the Company. This enables us to better achieve our short-term and long-term goals and fulfill our obligations to our employees and clients.

The Company is in the process of changing the way it bids fixed-price contracts to better protect against unforeseen increases in materials and labor. We are taking a hard look at our business practices, not only to improve the quality of our services for our clients, but also the quality of our earnings for our stockholders.

The impact of these losses is shown in the following table:

                                             --------------------------------
                                               2007        2006        2005
                                               ----        ----        ----
                                                      (in thousands)
   Revenue
         Fixed-price EPC                     $  2,000    $ 20,155    $     --

   Gross profit
         Fixed-price EPC                        2,000     (13,740)         --

   SG&A
         Goodwill impairment                      432          --          --
         Note collectability reserve - SLE      3,178          --          --

   Operating income                            (1,610)    (13,740)         --
   Other income
     Settlement on hurricane loss                  --         418          --
     Gain on sale of office buildings             483          --         119

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. Note 18 to the Financial Statements contains segment information.

Overview

Results of Operations
---------------------
During the first three quarters of 2007, the Company managed and reported through two business segments: Engineering and Systems. In the fourth quarter of 2007, due to the past and anticipated growth in certain areas of our business and change in leadership during 2007, we reevaluated our reportable segments under Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, we have elected to realign both management and reporting into four business segments:
Engineering, Construction, Automation and Land.

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement, and construction management. The Construction segment provides construction management personnel and services in the areas of inspection, mechanical integrity, vendor and turnaround surveillance, field support, construction, quality assurance and plant asset management. The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, and information technology projects. The Land segment provides land management, right-of-way, and governmental regulatory compliance services primarily to the pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.

The Company's revenue is composed of engineering, procurement and construction service revenue and engineered systems sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through cost-plus contracts whereas a majority of the Company's engineered system sales are earned on fixed-price contracts.

In the course of providing our services, we routinely provide engineering, materials, and equipment and may provide construction services on a direct hire or subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue may not be indicative of business trends.

Operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operation.

Corporate SG&A expense is comprised primarily of marketing costs, as well as costs related to the executive, governance/investor relations, finance, accounting, safety, human resources, project controls and information technology departments and other costs generally unrelated to specific client projects. Corporate SG&A expense may vary as costs are incurred to support corporate activities and initiatives.


The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations and indicates the percentage of total revenue for each item.

                                                                     Years Ended December 31,
                                              ------------------------------------------------------------------------
                                                      2007                      2006                     2005
                                              ---------------------     ---------------------    ---------------------
                                                 Amount       %           Amount        %           Amount       %
                                              ------------------------------------------------------------------------
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
     Revenue
         Engineering                          $    221,787    61.0      $   215,306     71.1     $    193,376    82.8
         Construction                               73,210    20.2           36,128     11.9           21,898     9.4
         Automation                                 37,766    10.4           34,888     11.5           18,311     7.8
         Land                                       30,464     8.4           16,768      5.5                -     0.0
                                              ------------- -------     ------------  -------    ------------- -------
              Total revenue                   $    363,227   100.0      $   303,090    100.0     $    233,585   100.0
                                              =============             ============             =============

     Gross profit
         Engineering                          $     39,966    11.0      $    15,661      5.2     $     23,603    10.1
         Construction                                9,724     2.7            3,725      1.2            2,415     1.0
         Automation                                  3,384     0.9            4,488      1.5            2,255     1.0
         Land                                        4,543     1.3            2,390      0.8                -     0.0
                                              ------------- -------     ------------  -------    ------------- -------
              Total gross profit              $     57,617    15.9      $    26,264      8.7     $     28,273    12.1
                                              =============             ============             =============

     Selling, general and administrative
         Engineering                          $     11,665     3.2      $     9,466      3.1     $      6,789     2.9
         Construction                                2,591     0.7            2,146      0.7            1,127     0.5
         Automation                                  3,442     1.0            3,909      1.3            2,296     1.0
         Land                                        2,438     0.7            1,674      0.6                -       -
         Corporate                                  14,638     4.0           12,689      4.2            9,475     4.0
                                              ------------- -------     ------------  -------    ------------- -------
              Total SG&A                      $     34,774     9.6      $    29,884      9.9     $     19,687     8.4
                                              =============             ============             =============

     Net income (loss)                        $     12,464     3.4      $    (3,486)    (1.2)    $      4,782     2.1
                                              ============= =======     ============  =======    ============= =======

OVERALL COMPARISONS
-------------------

Revenue
-------

Overall revenue increased 19.8%, or $60.1 million, from $303.1 million in 2006 to $363.2 million in 2007 and increased 29.8%, or $69.7 million, from $233.6 million in 2005. Approximately 36% of our revenue growth from 2006 to 2007 was external growth as a result of the incremental revenue contribution from 2006 acquisitions. The balance of the revenue growth from 2006 to 2007 occurred as a result of internal measures.

Gross Profit
------------

Gross profit increased $31.3 million, or 119.0%, from $26.3 million in 2006 to $57.6 million in 2007 but decreased $2.0 million, or 7.1%, from $28.3 million in 2005. As a percentage of revenue, gross profit increased by 7.2% from 8.7% in 2006 to 15.9% in 2007 but decreased 3.4% in 2006 from 12.1% in 2005. The major factors that contributed to improved gross profit margins in 2007 relative to 2006 were improved billing rate structures, a mix of work that had less low-margin pass-through procurement and subcontracted construction revenue, and losses on two fixed-price projects that negatively impacted 2006.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

Overall SG&A expenses increased $4.9 million, or 16.4%, from $29.9 million in 2006 to $34.8 million in 2007. In 2006, overall SG&A expense increased $10.2 million, or 51.8%, from $19.7 million in 2005. As a percentage of revenue, SG&A decreased 0.3% from 9.9% in 2006 to 9.6% in 2007 and increased 1.5% from 8.4% in 2005. Details relating to the changes in each segment are discussed further in
Item 7.


Corporate SG&A expenses increased $1.9 million, or 15.0%, from $12.7 million in 2006 to $14.6 million in 2007. The increase relates primarily to salaries and employee-related expenses, which increased $1.7 million. Of these expenses, $0.9 million relates to the management incentive plan. Since the Company experienced losses in 2006, we incurred no management incentive plan expense during that year. The remainder is attributable to a general increase in corporate overhead positions to support company growth. There was also an increase in professional services for items such as Sarbanes-Oxley ("SOX") compliance and audits totaling
$0.2 million and an increase of amortization and depreciation expense of $0.2 million. These increases were offset by a decrease in stock compensation expense of $0.5 million. As a percent of revenue, corporate SG&A decreased 0.2% from 4.2% in 2006 to 4.0% in 2007.

Corporate selling, general and administrative expenses increased $3.2 million, or 33.7%, from $9.5 million in 2005 to $12.7 million in 2006. Of the $3.2 million increase, $1.7 million is attributable to stock compensation expense and $0.4 million is attributable to professional services. The Company did not record stock compensation expense during 2005, as the Company adopted SFAS No.
123(r) on January 1, 2006 (see Note 11). Professional services included increases for SOX compliance and audits. Also, salaries and employee-related expenses increased $0.7 million as a result of the addition of corporate overhead positions in the business development, accounting, and IT departments.
Facilities and office expenses increased $0.2 million. As a percent of revenue, SG&A increased 0.2% from 4.0% in 2005 to 4.2% in 2006.

Operating Profit
----------------

Operating profit increased $26.4 million to $22.8 million in 2007 as compared to $(3.6) million in 2006, increasing, as a percentage of total revenue, from (1.2)% in 2006 to 6.3% in 2007. This increase was primarily the result of the Company's performance in 2006 on two fixed-price contracts that did not recur in 2007. However, the operating profit of 2007 was reduced by a $4.0 million charge taken in relation to the SLE project. Operating profit decreased $12.2 million to $(3.6) million in 2006 as compared to $8.6 million in 2005, decreasing, as a percentage of total revenue, from 3.7% in 2005 to (1.2)% in 2006.

Other Income (Expense)
----------------------

Other income decreased from $651,500 in 2006 to $379,600 in 2007. Other income was $116,000 in 2005. Other income in 2007 was derived mainly from the sale of the building in Baton Rouge offset by a loss on the sale of assets for the closing of our Dallas office. Other income in 2006 was primarily derived from insurance proceeds received by PEI Investments relating to our Hurricane Rita losses. PEI's portion, prior to the May 25, 2006 purchase of two-thirds of the partnership interest by ECS, was $400,000. From that time to December 31, 2006, almost $314,000 more in insurance was received. This is offset by approximately
$30,000 in government penalties and the remainder in the write-off of software licenses.

Net Income
----------

Net Income increased $16.0 million to $12.5 million in 2007 as compared to $(3.5) million in 2006, increasing, as a percentage of total revenue, from (1.2)% in 2006 to 3.4% in 2007. Net Income decreased $8.3 million to $(3.5) million in 2006 as compared to $4.8 million in 2005, decreasing, as a percentage of total revenue, from 2.1% in 2005 to (1.2)% in 2006.



2007 Compared to 2006 and 2006 Compared to 2005


Engineering Segment:
                                                         Twelve Months Ended
                                                             December 31,
                                      ----------------------------------------------------------
                                            2007                 2006                 2005
                                      -----------------   ------------------   -----------------
                                                        (dollars in thousands)
                                      ----------------------------------------------------------

     Gross revenue                    $ 221,802           $ 215,444            $ 193,376
       Less intercompany revenue            (15)               (138)                  --
                                      ---------           ---------            ---------
     Total revenue:
         Detail-design                  132,210   59.6%     111,503   51.8%       89,904   46.4%
         Field services                  56,379   25.4%      53,921   25.0%       34,312   17.8%
         Procurement services            16,011    7.2%      19,271    9.0%       59,527   30.8%
         Fixed-price                     17,187    7.8%      30,611   14.2%        9,633    5.0%
                                      ---------           ---------            ---------
     Total revenue:                   $ 221,787  100.0%   $ 215,306  100.0%    $ 193,376  100.0%

     Gross profit:                    $  39,966   18.0%   $  15,661    7.3%    $  23,603   12.2%

     Operating SG&A expense:          $  11,665    5.3%   $   9,466    4.4%    $   6,789    3.5%
                                      ---------           ---------            ---------

     Operating income:                $  28,301   12.8%   $   6,195    2.9%    $  16,814    8.7%


Revenue
-------

Engineering revenue accounted for 61.0% of our total revenue for the year, increasing $6.5 million from $215.3 million in 2006 to $221.8 million in 2007.
During 2006, revenue increased $21.9 million from $193.4 million in 2005.

The increase in engineering revenue was primarily brought about by increased activity in the engineering and construction markets. Refining related activity has been particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Capital spending in the pipeline area is also trending higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services for ethanol, biodiesel, coal-to-liquids, petroleum coke to ammonia, and other biomass processes. The Engineering segment's estimated backlog at December 31, 2007 was $150.8 million.

Our detail design services proved strong with revenues increasing 18.6%, or $20.7 million, from $111.5 million in 2006 to $132.2 million in 2007. In 2006, these services increased 24.0%, or $21.6 million, from $89.9 million in 2005. As a percent of total engineering revenue, detail design revenue increased 7.8% to 59.6% in 2007 from 51.8% in 2006 and increased 5.4% in 2006 from 46.4% in 2005.

Our field services revenues remained relatively stable with an increase of 4.6%, or $2.5 million, from $53.9 million in 2006 to $56.4 million in 2007. In 2006, field services revenue increased 57.2%, or $19.6 million, from $34.3 million in 2005. This was due to an increased demand from our existing customers for in-plant resources. As a percent of total engineering revenue, field services revenue increased 0.4% to 25.4% in 2007 from 25.0% in 2006 and increased 7.2% in 2006 from 17.8% in 2005.

Revenue from procurement services decreased 17.1%, or $3.3 million, from $19.3 million in 2006 to $16.0 million in 2007. In 2006, these services decreased
67.6%, or $40.2 million, from $59.5 million in 2005. This significant decrease is primarily related to three projects, two of which began in 2003 and one of which began in 2005 and all of which were materially completed in 2006. As a percent of total engineering revenue, procurement services revenue decreased
1.8% to 7.2% in 2007 from 9.0% in 2006 and decreased a significant 21.8% from 30.8% in 2005. The level of procurement services varies over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services.


Fixed-price revenues decreased 43.8%, or $13.4 million, from $30.6 million in 2006 to $17.2 million in 2007. There was an increase in 2006 of 215.5%, or $20.9 million, from $9.7 million in 2005. As a percent of total engineering revenue, fixed-price revenue decreased 6.4% to 7.8% in 2007 from 14.2% in 2006, but in 2006 it increased 9.2% from 5.0% in 2005. In 2005, the Company was awarded two significant fixed-price engineering, procurement and construction ("EPC") projects in the refining industry that included procurement and subcontractor activities within our scope of work. This accounts for the higher level of procurement revenue in that year. Together, these two fixed-price EPC projects accounted for approximately $20.2 million of the Engineering segment revenues during 2006, compared to approximately $1.8 million during 2005. The current combined contract value of these two projects is approximately $24.6 million and both have been completed. As a result of revised estimates of the percentage of completion of these projects, the Company suffered reversals of $6.6 million in the third quarter of 2006 and $7.1 million in the fourth quarter of 2006. Due to losses incurred in connection with these contracts, we anticipate entering into this type of contract in the future only on a very limited basis.

Gross Profit
------------

Our Engineering segment's total gross profit increased $24.3 million, or 155.2%, from $15.7 million in 2006 to $40.0 million in 2007. As a percentage of total gross profit, the Engineering segment's gross profit increased from 7.3% to 18.0% during the same period. Due to losses on two EPC fixed-price contracts in our Engineering segment, as discussed above, total gross profit in 2006 decreased $7.9 million, or 33.5%, from $23.6 million in 2005. The increase in 2007 was primarily due to the lack of similar loss activities in 2007.

While the two EPC contracts did contribute approximately $20.2 million to revenue, increasing revenues for 2006, the cost and loss recognition for the same time period was $33.9 million. The net result was a negative impact of approximately $13.7 million to gross profit. Both of the significant fixed-price
EPC projects were completed in 2007.

In 2006, the Company shifted a portion of its services to developer-type work for customers that are typically smaller than its historical customer base, including SLE. The viability of these projects and the creditworthiness of these types of customers must be carefully analyzed to assure profitable results. In the future, the Company intends to analyze these projects on a more comprehensive basis before accepting them.

The Company has also engaged in a number of entrepreneurial ventures over the past several years, not all of which have been profitable. In the future, the Company intends to scrutinize these projects much more carefully before engaging in them and exit them more quickly if they are not successful. During 2007, one of those ventures was discontinued in March with the closing of our Dallas office as the location did not provide the intended benefits.

We earn a lower margin on procurement services than we earn on our core engineering services. For example, procurement services for 2007 produced a 2.8% gross profit margin, whereas core engineering services produced a gross profit margin of 19.3%. If the Company's business shifts away from predominantly engineering projects to EPC projects which include material procurement and construction responsibility, engineering gross profit as a percentage of revenue will be negatively impacted. This shift would precipitate lower gross profit because higher cost-plus margins on engineering labor, recognized during the period in which it was earned, would now be combined with the lower margins on procurement services and construction subcontractor charges and recorded throughout the duration of the projects.

Operating Selling, General and Administrative ("SG&A") Expenses
---------------------------------------------------------------

Our Engineering segment's SG&A expenses increased $2.2 million, or 23.2%, from $9.5 million in 2006 to $11.7 million in 2007. In 2006, the Engineering segment's SG&A expenses increased $2.7 million, or 39.7%, from $6.8 million in 2005. As a percent of revenue, SG&A increased 0.9% from 4.4% in 2006 to 5.3% in 2007, and it increased 0.9% in 2006 from 3.5% in 2005.

The Engineering segment's SG&A expenses increased $4.7 million in 2007 over 2006 as a result of increases for bad debt expense. Of this increase, $4.0 was related to creation of the reserve against the SLE notes receivable, while the remainder comprised general increases to the allowance for doubtful accounts. To offset these increases, facilities and office expenses decreased by $1.2 million due to the closing of the Dallas office in March 2007. Also, salaries and employee expenses decreased by $0.9 million as a result of the reclassification of some employees from overhead to direct expense positions. Additional savings were recognized in stock compensation expense and professional services.

The Engineering segment's SG&A expenses increased $2.7 million in 2006 over 2005, primarily as a result of increases of $1.5 million in facilities and office expense. These increases resulted from expansions in the Tulsa, Houston and Beaumont offices to meet both current and projected growth requirements.
Salaries and burden expenses increased $0.4 million and stock compensation expense increased $0.3 million. The Company did not record stock compensation expense during 2005, as the Company adopted SFAS No. 123(r) on January 1, 2006
(see Note 11).

Operating Profit
----------------

Operating profit increased $22.1 million to $28.3 million in 2007 as compared to $6.2 million in 2006, which decreased $10.6 million from $16.8 million in 2005.
As a percentage of total revenue, operating profit increased to 12.8% in 2007 from 2.9% in 2006, but decreased from 8.7% in 2005. This increase was primarily the result of the Company's performance in 2006 on two fixed-price contracts that did not recur in 2007.















Construction Segment:
                                                         Twelve Months Ended
                                                             December 31,
                                      ------------------------------------------------------------
                                            2007                 2006                 2005
                                      -----------------   ------------------    ------------------
                                                       (dollars in thousands)
                                      ------------------------------------------------------------

     Gross revenue                    $  86,811            $  37,083            $  22,696
       Less intercompany revenue        (13,601)                (955)                (798)
                                      ---------            ---------            ---------
     Total revenue:
                  Pipeline               60,430    82.5%      28,987    80.2%      16,639    76.0%
                  Non-pipeline           12,780    17.5%       7,141    19.8%       5,259    24.0%
                                      ---------            ---------            ---------
     Total revenue:                   $  73,210   100.0%   $  36,128   100.0%   $  21,898   100.0%

     Gross profit:                    $   9,724    13.3%   $   3,725    10.3%   $   2,415    11.0%

     Operating SG&A expense:          $   2,591     3.5%   $   2,146     5.9%   $   1,127     5.1%

     Operating income:                $   7,133     9.7%   $   1,579     4.4%   $   1,288     5.9%


Revenue
-------

The Construction segment contributed 20.2% of our total revenue for 2007, as its revenue increased $37.1 million, or 102.8%, from $36.1 million in 2006 to $73.2 million in 2007. The revenue in 2006 for this segment increased 64.8%, or $14.2 million, from $21.9 million in 2005. Additional growth is expected as the demand for pipeline and OSHA plant inspection, as well as plant turnaround and construction management support projects and high-tech maintenance services, continues to be sourced. The Construction segment's estimated backlog at December 31, 2007 was $88.2 million.

A general increase in the construction markets along with increased capital spending in the pipeline area, particularly in inspection services, has contributed to the increases in revenue in the Construction segment. Also contributing to the increase in revenue was the acquisition of certain assets, including ongoing projects, of Watco Management in the fourth quarter of 2006.

The revenue from this segment comes entirely from field services that are not typically limited to one project. The Company's past experience with this activity is that the term of these assignments on average spans multiple projects and multiple years.

Gross Profit
------------

The Construction segment's gross profit increased $6.0 million, or 162.7%, from $3.7 million in 2006 to $9.7 million in 2007. In 2006, this segment's gross profit increased $1.3 million, or 54.2%, from $2.4 million in 2005. As a percent of revenue gross profit increased by 3.0%, from 10.3% in 2006 to 13.3% in 2007, but it decreased 0.7% in 2006 from 11.0% in 2005.

There has been a significant increase in activity for this segment resulting in higher gross profits. Gross profit as a percent of revenue has also increased due to higher margin services, such as turnaround support and high-tech maintenance, provided as a result of the acquisition of certain assets of Watco
Management in the fourth quarter of 2006.

Operating Selling, General and Administrative ("SG&A") Expenses
---------------------------------------------------------------

The Construction segment's SG&A expenses increased $0.4 million, or 19.1%, from $2.1 million in 2006 to $2.6 million in 2007. In 2006, SG&A expenses increased
$1.0 million, or 90.9%, from $1.1 million in 2005. As a percent of revenue, SG&A decreased 2.4% from 5.9% in 2006 to 3.5% in 2007, but it increased 0.8% in 2006 from 5.1% in 2005.


The Construction segment's SG&A expenses increased $0.4 million in 2007 over 2006 mainly due to increases in salaries and related employee expenses of $362,000. Overhead positions were added to accommodate the internal and acquisition-related growth of this segment. Additionally, facilities expense increased $75,000 as a result of additional office space leased to house acquired operations.

The $1.0 million increase in our Construction segment's SG&A expenses in 2006 over 2005 was mainly attributable to salaries and related employee expenses of $714,000. Facilities and office expenses increased $80,000 and stock compensation expense increased $142,000. The Company did not record stock compensation expense during 2005, as the Company adopted SFAS No. 123(r) on January 1, 2006 (see Note 11).

Operating Profit
----------------

This segment's operating profit increased $5.5 million to $7.1 million in 2007 from $1.6 million in 2006, and it increased $300,000 in 2006 from $1.3 million in 2005. As a percentage of total revenue, operating profit increased to 9.7% in 2007 from 4.4% in 2006, but it decreased in 2006 from 5.9% in 2005.














Automation Segment:
                                                        Twelve Months Ended
                                                            December 31,
                                      -------------------------------------------------------
                                            2007                2006               2005
                                      ----------------   -----------------   ----------------
                                                      (dollars in thousands)
                                      -------------------------------------------------------

     Gross revenue                    $ 39,115           $ 37,206            $ 19,889
       Less intercompany revenue        (1,349)            (2,318)             (1,578)
                                      --------           --------            --------
     Total revenue:
                  Fabrication           22,814   60.4%     26,032    74.6%     14,159    77.3%
                  Non-fabrication       14,952   39.6%      8,856    25.4%      4,152    22.7%
                                      --------           --------            --------
     Total revenue:                   $ 37,766  100.0%   $ 34,888   100.0%   $ 18,311   100.0%

     Gross profit:                    $  3,384    9.0%   $  4,488    12.9%   $  2,255    12.3%

     Operating SG&A expense:          $  3,442    9.1%   $  3,909    11.2%   $  2,296    12.5%

     Operating income:                $    (58)  (0.2%)  $    579     1.7%   $    (41)   (0.2%)


Revenue
-------

The Automation segment contributed 10.4% of our total revenue for the year, as its revenue increased $2.9 million, or 8.3%, from $34.9 million in 2006 to $37.8 million in 2007. This segment's revenue also increased 90.7% in 2006, or $16.6 million, from $18.3 million in 2005.

The Company began to focus more on automation services beginning in 2005 and began marketing them more aggressively at that time. Refining-related activity has been particularly strong, including projects to satisfy environmental mandates. This, together with the acquisition of Analyzer Technology
International, Inc. ("ATI") in January 2006, has increased the demand for automation services. Another factor positively affecting the automation business is that the computer-based distributed control systems equipment used for facility plant automation becomes technologically obsolete over time, supporting ongoing replacement. The Automation segment's estimated backlog at December 31, 2007 was $19.6 million.

Gross Profit
------------

The Automation segment's gross profit decreased $1.1 million, or 24.5%, from $4.5 million in 2006 to $3.4 million in 2007. In 2006, it increased $2.2 million, or 95.7%, from $2.3 million in 2005. Also, as a percent of revenue, gross profit decreased by 3.9% from 12.9% in 2006 to 9.0% in 2007, and it increased 0.6% in 2006 from 12.3% in 2005.

During 2007, the Automation segment expanded into several new regions, resulting in higher increased costs in relation to revenues. Also during 2007, an unanticipated shortage of available experienced labor caused an increase in labor hourly rates of approximately 25%. During that same period, most material costs unexpectedly increased approximately 8% to 10%, and the price of copper wire increased 300%. These increases in labor and material costs adversely affected project margins on fixed-price projects.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

The Automation segment's SG&A expenses decreased $0.5 million, or 12.8%, from $3.9 million in 2006 to $3.4 million in 2007. In 2006, SG&A expenses increased
$1.6 million, or 69.6%, from $2.3 million in 2005. As a percent of revenue, SG&A decreased 2.1% from 11.2% in 2006 to 9.1% in 2007, and it decreased 1.3% in 2006 from 12.5% in 2005.

This segment's SG&A expenses decreased $467,000 in 2007 over 2006, mainly due to decreases in salaries and related employee expenses of $896,000. Salaries and expenses for business development personnel were moved to corporate overhead in July 2006 to be consistent with the reporting of these costs throughout the


Company. The reduction of overhead personnel and the transfer of Automation segment overhead personnel expense to direct expense also contributed to this decrease. We also recognized professional services savings of $152,000 and $85,000 less in bad debt expense. Offsetting these savings, amortization costs increased by $674,000. Of these additional costs, $432,000 was goodwill impairment.

The Automation segment's SG&A expenses increased $1.6 million in 2006 over 2005 as a result of increased salaries and related employee expenses of $649,000.
Facilities and office expenses increased $378,000 for expansion of office and warehouse space. Amortization and depreciation increased $339,000 mainly due to a non-compete agreement that was entered into with the acquisition of ATI in January 2006. Professional services increased $134,000 and stock compensation expense increased $37,000. The Company did not record stock compensation expense during 2005, as the Company adopted SFAS No. 123(r) on January 1, 2006 (see Note
11).

Operating Profit
----------------

This segment's operating profit decreased $637,000 to a loss of ($58,000) in 2007 as compared to $579,000 in 2006. Operating profit in 2006 increased
$620,000 from a loss of ($41,000) in 2005. As a percentage of total revenue, operating profit decreased to (0.2)% in 2007 from 1.7% in 2006, but it increased in 2006 from (0.2)% in 2005.











Land Segment:
                                                        Twelve Months Ended
                                                            December 31,
                                      -------------------------------------------------------
                                            2007                2006                2005
                                      ----------------   -----------------   ----------------
                                                      (dollars in thousands)
                                      -------------------------------------------------------

     Gross revenue                    $ 30,464           $ 16,768            $      -
       Less intercompany revenue             -                  -                   -
                                      --------           --------            --------
     Total Revenue:                   $ 30,464  100.0%   $ 16,768   100.0%   $      -     - %

     Gross profit:                    $  4,543   14.9%   $  2,390    14.2%   $      -     - %

     Operating SG&A expense:          $  2,438    8.0%   $  1,674    10.0%   $      -     - %

     Operating income:                $  2,105    6.9%   $    716     4.3%   $      -     - %


The Land segment was created through an acquisition of WRC Corporation in May
2006. Therefore, financial information for 2006 only includes seven months of activity compared to a complete year in 2007 and there was no activity for 2005 for this segment.

Revenue
-------

The Land segment contributed 8.4% of our total revenues for 2007, as its revenue increased $13.7 million, or 81.6%, from $16.8 million in 2006 to $30.5 million in 2007. The WRC Corporation acquisition in May 2006 was the foundation for this segment. Therefore, 2006 financial information only includes seven months of activity. This acquisition has given ENGlobal additional cross-selling capabilities and allows us to offer our clients a turkey solution for a pipeline project - from right-of-way acquisition through the Land group to detail design through the Engineering group.

A general increase in capital spending by our clients has contributed to this increase in Land segment revenue. We have also been able to increase our client base. The Land segment's estimated backlog at December 31, 2007 was $30.6 million.

Gross Profit
------------

Gross profit for our Land segment increased $2.2 million, or 91.7%, from $2.4 million in 2006 to $4.5 million in 2007. Also, as a percent of revenue, gross profit increased by 0.7% from 14.2% in 2006 to 14.9% in 2007.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

The Land segment's SG&A expenses increased $0.7 million, or 41.2%, from $1.7 million in 2006 to $2.4 million in 2007. As a percent of revenue, SG&A decreased
2.0% from 10.0% in 2006 to 8.0% in 2007.

The increase is primarily due to the extended months reported for 2007. However, in reviewing SG&A as a percentage of revenue, there were decreases in facilities, marketing, and salaries and related employee expenses. In 2007, the Houston operations of the former WRC Corporation moved into the existing
ENGlobal facilities and the Engineering segment took over some of the former WRC
Corporation's facilities in Denver.

Operating Profit
----------------

The Land segment's operating profit increased $1.4 million to $2.1 million in 2007 from $0.7 million in 2006, increasing, as a percentage of total revenue, from 4.3% in 2006 to 6.9% in 2007.



Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund the business operations and meet monetary contractual obligations. Our primary source of liquidity during the year ended December 31, 2007 was borrowings under our senior revolving credit facility with Comerica Bank, discussed under "Senior Revolving Credit Facility" below (the "Comerica Credit
Facility"). Cash on hand at December 31, 2007 totaled $0.9 million and availability under the Comerica Credit Facility totaled $22.2 million resulting in total liquidity of $23.1 million. We believe that we have sufficient available cash required for operations for the next 12 months. However, cash and the availability of cash could be materially restricted if:

     (1)  circumstances prevent the timely internal processing of invoices,
     (2) amounts billed are not collected or are not collected in a timely manner,
     (3) project mix shifts from cost-reimbursable to fixed-price contracts during significant periods of growth,
     (4)  the Company loses one or more of its major customers,
     (5) the Company experiences further cost overruns on fixed-price contracts,
     (6) our client mix shifts from our historical owner-operator client base to more developer based clients,
     (7)  acquisitions are not integrated timely, or
     (8)  we not able to meet the covenants of the Comerica Credit Facility.

If any such event occurs, we would be forced to consider alternative financing options.

Cash Flows from Operating Activities

Operating activities required the use of $2.0 million, $9.0 million, and $0.9 million in net cash in 2007, 2006 and 2005, respectively. For the year ended
December 31, 2007, cash generated from operations was offset by the increase in working capital and the reclassification of accounts and unbilled receivables to a long-term note receivable. The increase in working capital was primarily due to increased trade receivables of $3.9 million, increased costs in excess of billings of $1.6 million, and increased notes receivable of $9.2 million. The increase in receivables was due to higher revenues and the increase in costs in excess of billings was primarily related to contractual billing milestones on fixed-price projects in our Automation segment. The decrease in accounts payable primarily related to sub-contractor payments of approximately $8.7 million related to the EPC projects. The note receivable re-classification on the SLE project was related to the client's obligation in the principle amount of $12.3 million. Additional sub-contractor and vendor payments of $3.3 million related to the suspended ethanol project are scheduled for payment through the second quarter of 2008.

Cash flows from operating activities were significantly lower in 2006 than in 2005 and 2007 primarily due to the $13.7 million in operating losses recorded during 2006 on two fixed price EPC contracts.

Cash Flows from Investing Activities

Investing activities used cash totaling $1.7 million in 2007, compared to $9.3 million in 2006 and $2.4 million in 2005. In 2007, our investing activities consisted of capital additions of $2.2 million primarily for computers and technical software applications. Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software, and equipment, such as upgrades to computers. Our new credit agreement with Comerica Bank (the "New Credit
Agreement"), discussed under "Senior Revolving Credit Facility" below, limits annual capital expenditures to $3.25 million. The investing activity in 2006, which was significantly higher than in 2005 and 2007, was primarily a result of the investments made in acquiring WRC Corporation, and certain assets of both
ATI and Watco.

Cash Flows from Financing Activities

Financing activities provided cash totaling $3.2 million, $19.6 million, and $3.5 million in 2007, 2006, and 2005, respectively. Our primary financing mechanism is our revolving line of credit. The line of credit has been used principally to finance accounts receivable. During 2007, our borrowings on the line of credit were $175.7 million in the aggregate, and we repaid an aggregate of $171.8 million on our short-term and long-term bank and other debt. Cash flow from financing activity in 2006, which was significantly higher than in 2005 and 2007, was primarily a result of borrowings related to the acquisition activities related to WRC Corporation, ATI, and Watco plus the losses related to the two fixed-price contracts.

We anticipate that future cash flows from financing activities will be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations, obligations and payments received on accounts receivable. We estimate that payments on long-term debt, including interest for the coming year, will be $1.5 million.

Senior Revolving Credit Facility

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. Effective August 8, 2007, the Company entered into the New Credit Agreement with Comerica Bank, which provides a three-year, $50 million senior secured revolving credit facility ("Revolver").
The New Credit Agreement is guaranteed by substantially all of Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Comerica as senior to all other debt. It replaced a $35 million senior revolving credit facility that would have expired in July 2009. The outstanding balance on the New Credit Agreement as of December 31, 2007 was $27.8 million.
The remaining borrowings available under the New Credit Agreement as of December
31, 2007 were $22.0 million after consideration of loan covenant restrictions.

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

The New Credit Agreement also contains covenants that place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, fixed-price contracts, and restrictions on certain distributions. The Company was in compliance with all covenants under the New Credit Agreement as of December 31, 2007.

Due to significant losses incurred on two fixed-price projects during the third and fourth quarters of 2006, the Company requested and was successful in obtaining a waiver and subsequent amendment to the New Credit Agreement with Comerica Bank in order to meet the monthly fixed charge ratio. If we had not been able to obtain a waiver or amendment of the covenant, we may have been unable to make further borrowings and may have been required to repay all loans then outstanding under the Comerica Credit Facility.

Letters of Credit
-----------------

As of December 31, 2007, the Company had one letter of credit outstanding in the amount of $247,000 to cover self-insured deductibles under both our general liability and workers' compensation insurance policies. The letter of credit was issued in November 2007 and covers the policy period from September 30, 2007 through September 30, 2008.



Long-term Debt

Our total long-term debt outstanding on December 31, 2007 was $30.8 million (see
Note 8), an increase from $27.1 million as of December 31, 2006. As of December
31, 2007, the Company had one letter of credit outstanding in the amount of $247,000 to cover self-insured deductibles under both our general liability and workers compensation insurance policies. The letter of credit was issued in November 2007 and covers our policy period September 30, 2007 through September
30, 2008.

The following table summarizes our contractual obligations as of December 31, 2007:

                                                           Payments Due by Period
                                         ----------------------------------------------------------
                                                                                 2012 and
                                           2008      2009      2010      2011   thereafter   Total
                                          -------   -------   -------   ------- ----------  -------
                                                               (in thousands)
                                          ---------------------------------------------------------
     Long-term debt                       $ 1,508   $ 1,050   $28,268   $    --   $    --   $30,826
     Contractual interest
       and discount on certain notes(1)     2,067     1,998     1,957        --        --     6,022
                                          -------   -------   -------   -------   -------   -------
     Subtotal long-term debt                3,575     3,048    30,225        --        --    36,848
     Insurance note payable                   931        --        --        --        --       931
     Operating leases                       4,341     3,527     3,272     2,649     1,418    15,207
                                          -------   -------   -------   -------   -------   -------
     Total contractual cash obligations   $ 8,847   $ 6,575   $33,497   $ 2,649   $ 1,418   $52,986
                                          =======   =======   =======   =======   =======   =======


(1)Future interest consists primarily of interest on the line of credit under the New Credit Agreement. The rate applicable to debt outstanding at December
31, 2007, was 7.25% and fluctuates with the prime rate. Interest and discount rates on the remainder of the Company's Notes Payable vary from 4% to 6%, with the weighted average being 5.8% at December 31, 2007.

2007 Non-Cash Transactions

In 2007, non-cash transaction included $1,480,000 note receivable issued upon the sale of a building the Company owned in Baton Rouge, Louisiana and a note receivable in the principal amount of $12.3 million issued to South Louisiana
Ethanol ("SLE") and evidenced by a hand note filed as Exhibits 10.19, 10.20 and
10.21. In 2006, non-cash transactions included $216,000 notes receivable issued for sale of assets and $3.9 million notes payable issued for acquisitions. Also in 2006, $1.4 million of stock was issued associated with the acquisition of WRC
Corporation. There were no significant non-cash transactions in 2005. We also acquired insurance with notes payable of $1.2 million, $1.3 million, and $198,000 in 2007, 2006, and 2005, respectively.

Derivative Financial Instruments

We do not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

Long-term Note Receivable

In the first quarter of 2007, ENGlobal Engineering, Inc. ("EEI") and South
Louisiana Ethanol, LLC ("SLE") executed an agreement for EPC services relating to the retro-fit of an ethanol plant in southern Louisiana. The history of the SLE project (the "Project") is described in Note 12 to the Company's financial statements included in its Quarterly Report on Form 10-Q for the quarter ended
September 30, 2007 (the "Third Quarter 10-Q").

After funding certain initial stages of the Project with cash, temporary financing was obtained from SLE's bridge lending bank in the amount of $20 million until permanent financing for the Project could be obtained. The parties anticipated that permanent financing would be obtained from other lenders no later than August 31, 2007. SLE had engaged a major commercial bank to assist with finding permanent financing. Further, SLE informed EEI that this commercial

                                       48

bank had obtained permanent financing for numerous other ethanol facilities. Based on this, as well as on conversations between the Company's Chief Executive Officer and representatives of this commercial bank, EEI expected the financing for the Project to be consummated on a timely basis. Given this expectation, together with the favorable prices for corn and for ethanol, and the robust credit markets, EEI believed that the Project would be successful and commenced work in the fourth quarter of 2006.

In the late summer of 2007, although SLE was current in its payments, it had not obtained permanent financing, corn prices began to increase and ethanol prices began to decline. Accordingly the Company decided that it was advisable to obtain security for the amount due. On August 31, 2007, SLE executed a Collateral Mortgage, a Collateral Note, and a Promissory Note in the amount of up to $15 million, securing payment of the amount due, and the Company re-classed the amounts receivable from SLE to a Note Receivable. In connection with this Promissory Note, and as provided for under Louisiana law, SLE executed another promissory note (the "Hand Note") on or about October 22, 2007. The Hand Note had a principle balance of approximately $12.3 million, constituting all amounts then due.

SLE was current on all invoices through September 18, 2007. However, on September 20, 2007, SLE requested that EEI immediately demobilize its activity and instruct its subcontractors to do the same. EEI complied with this request. Because collectability was not assured, the Company reserved the amounts which were in excess of the Hand Note.

Although work has not recommenced on the Project and SLE has not obtained permanent financing, the Company continues to believe that, due to the value of the Collateral, the Note Receivable is fully collectible. Specifically, an updated appraisal from the bridge lending bank's appraiser indicates a fair market value of $35.8 million, an orderly liquidation value of $25.3 million, and a forced liquidation value of $20.0 million. Moreover, SLE may seek equity financing for the Project in lieu of or in addition to debt financing.

While the Company believes that in the event the Collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the Collateral Mortgage in favor of the Company, collectability is not assured at this time. As a result, in the fourth quarter the Company recorded a valuation reserve and subsequent charge against Bad Debt expense in the amount of $3.2 million to reduce the Note Receivable to the amount of the Hand Note. The Company will continue to evaluate the SLE situation and, if required in the future, make adjustments to the reserve as necessary to remain in compliance with generally accepted accounting principles.

Contingent Liabilities and Commitments
--------------------------------------

To our knowledge, the Company is not involved in any environmental clean-up issues.

The Company does not have any product liability issues. Lease commitments are included in Footnote 2 of the financial statements. The Company leases all of its office space.

There are no off-balance sheet financing arrangements.

Income Tax Provision
--------------------

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

We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of December 31, 2007, we have not recognized interest or penalties relating to any uncertain tax positions.

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

During 2007, the Company's subsidiary, WRC Corporation was subject to an audit for the pre-acquisition fiscal year ending September 30, 2005. There was no material adjustment as a result of this audit, and it has been closed. The Company does not have any other examination on-going by the Internal Revenue Service, and the open years subject to audit are currently tax years 2004-2006. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

Asset Management

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $64.1 million from $60.2 million as of December 31, 2007 and 2006, respectively. The number of days outstanding for trade accounts receivable decreased from 69 days at December 31, 2006, to 61 days at December 31, 2007. Our actual bad debt expense has been approximately .08% and .03% of revenue for the years ended December 31, 2007 and 2006. We increased our allowance for doubtful accounts from $670,000 to $1.4 million or 3.0% of trade accounts receivable balance for each of the years 2006 and 2007, respectively.

Risk Management

In performing services for our clients, we could potentially face liability for breach of contract, personal injury, property damage or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the sole or concurrent negligence of our clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third-party property damage, professional errors and omissions, and workers compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

Seasonality

Holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each new year, which can depress results for the first quarter. Principally due to these factors, our first and fourth quarters may be less robust than our second and third quarters.

Critical Accounting Policies

Revenue Recognition
-------------------

Because the majority of the Company's revenue is recognized under cost-plus contracts, significant estimates are generally not involved in determining revenue recognition. During the fourth quarter, the collectability of revenue for the SLE project became questionable. Therefore, we did not recognize any revenue on this projects during the fourth quarter of 2007.

Most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue. However, timing of accounts receivable collections has resulted in a serious impact in the Company's liquidity. Also, the Company is engaging in more development contracts with smaller companies. We anticipate that collection risk will be greater on these projects. However, as a result of the SLE project collection issues, we have instituted new policies relating to ascertaining the creditworthiness of new customers.

Our revenue is largely composed of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts). Some contracts (typically smaller contracts) have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract. The contract is awarded with a maximum aggregate revenue, referred to as the not-to-exceed amount. The Company does not earn revenue over the not-to-exceed amount unless we obtain a change order. The Company is not obligated to complete the contract once the not-to-exceed amount has been reached. Billings on time-and-material contracts are produced every two weeks.

On occasion, we serve as purchasing agent by procuring subcontractors, material and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. In accordance with Statement of Position ("SOP") 81-1, revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting this "pass-through" type of transaction is reported net. During 2007 and 2006, pass-through transactions totaled $0.5 million and $8.9 million, respectively

Profits and losses on fixed-price contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Contract costs include amounts paid to subcontractors. Anticipated losses on uncompleted construction contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenue recognized in excess of amounts billed on fixed-price contracts. The liability "billings in excess of costs and estimated profits on uncompleted contracts" represents amounts billed in excess of revenue recognized on fixed-price contracts.

Goodwill
--------

Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment. We perform our annual analysis as of the fourth quarter of each fiscal year and in any period in which indicators of impairment warrant an additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management's estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for the purpose of goodwill impairment calculations are components one level below our reportable operating segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth and gross margins, estimated operating and interest expense, capital expenditures are inherent in these fair value estimates which are based on our internal operating budgets. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could results in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements.

As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its carrying value. If the carrying value of the reporting unit goodwill exceeds the implied value fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it negatively impacts our results of operations and financial position.

The results of our annual goodwill impairment analysis for the year ended December 31, 2007 indicated impairment to the recorded value of a goodwill asset within our Automation segment, specifically of ENGlobal Systems, Inc (ESI). As a result, the Company recorded an impairment charge of $432,000 in our Automation segment in the quarter ended December 31, 2007. The impairment stemmed primarily from a continuing decline in operating results and reduced cash flows from ESI. The $432,000 charge was a full impairment of the goodwill asset previously allocated and recorded to ESI as a result of the merger between Industrial Data Systems Corporation and Petrocon Engineering, Inc. in December 2001.

The Company did not have any impairment under the provisions of SFAS No. 142 as of December 31, 2006, or December 31, 2005.

Impairment and Restructuring
----------------------------

Except as described above, there was no additional impairment recognized as of December 31, 2007. Recognition of goodwill impairment for the systems component did not cause impairment of any other goodwill in the Automation segment. The restructuring of the segments was not a result of goodwill impairment recognition nor did the restructuring of the segments create the goodwill impairment charge.

In addition, there were no restructuring charges incurred for the year ended December 31, 2007. The closure of the Company's Dallas office in March 2007, as disclosed in the 2006 10-K, did not result in any restructuring charges. There were no restructuring charges incurred for the years ended December 31, 2006, and December 31, 2005.

Deferred Tax
------------

The Company had net deferred tax assets of $3.2 million and 2.3 million on its balance sheet for the years ended December 31, 2007 and December 31, 2006, respectively. These net deferred tax assets are primarily related to timing differences and are identified in Footnote 15 to the financial statements.

Change Orders
-------------

Change orders are modifications of an original contract that effectively change deliverables under a contract without adding new provisions. Either we or our clients may initiate change orders. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project.

Change orders occur when changes are experienced once a contract is begun. Change orders are sometimes documented and the terms of change orders are agreed upon with the client before the work is performed. Other times, circumstances may require that work progress without the client's written agreement before the work is performed. In those cases, we are taking a risk that the customer will not sign a change order or at a later time the customer will seek to negotiate the pricing of the additional work. Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

We have a favorable history of negotiating and collecting for work performed under change orders and our bi-weekly billing cycle has proven to be timely enough to properly account for change orders.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company adopted SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact that this interpretation may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 beginning January 1, 2009. The Company is currently evaluating the impact that this interpretation may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations--a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 beginning January 1, 2009. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment to FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In all likelihood, the Company will choose not to adopt the measurements in this provision.

Inflation and Changing Prices
-----------------------------

The Company is planning to implement certain provisions in its fixed-price contracts, which would allow the Company to recover a portion of certain unforeseen price changes in materials and labor that are not in the range of normally expected inflation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007 and 2006, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107 or SFAS No.
133. There are no investments at December 31, 2007. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company's primary interest rate risk relates to its variable-rate line of credit debt obligation, which totaled $27.8 million and $24.0 million as of December 31, 2007 and 2006, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation i.e., an increase from the actual average interest rate of 6.74% as of December 31, 2007, to an average interest rate of 7.42%, annual interest expense would have been approximately $188,000 higher in 2007 based on the annual average balance. The Company does not have any interest rate swap or exchange agreements.

The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of December 31, 2007.

Currently, the Company does not engage in foreign currency hedging activities. Transactions in Canadian dollars in our Canadian subsidiary have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenue received from the Company's international operations in other than U.S. dollars will be subject to foreign exchange risk. The percentage of revenue received from foreign customers is identified in the discussion of segment revenue. Most revenue received from foreign customers is paid to the Company in U. S. currency, except for those revenue collected by our Canadian subsidiaries. The Canadian dollar is not subject to volatile price fluctuations compared to the U.S. dollar.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2006 and 2005 and statements of income, cash flows and stockholders' equity for the three-year period ended December 31, 2006, are attached hereto and made part hereof.

                                      INDEX



                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
   CONTROL OVER FINANCIAL REPORTING                                          57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   ON CONSOLIDATED FINANCIAL STATEMENTS                                      59

CONSOLIDATED BALANCE SHEETS
     December 31, 2007 and 2006                                              60

CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 2007, 2006 and 2005                            61

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended December 31, 2007, 2006 and 2005                            62

CONSOLIDATED STATEMENTS OF CASH FLOW
     Years Ended December 31, 2007, 2006 and 2005                            63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   65

SCHEDULE II
     Valuation and Qualifying Accounts                                       95

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
                        CONTROL OVER FINANCIAL REPORTING


To the Board of Directors and Stockholders
ENGlobal Corporation

We have audited ENGlobal Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ENGlobal Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

     The company lacks sufficient knowledge and expertise in financial reporting to adequately handle complex or non-routine accounting issues.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 27, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ENGlobal Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ENGlobal Corporation. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, of ENGlobal and our report dated March 27, 2008 expressed an unqualified opinion thereon.


/s/ Hein & Associates LLP
-------------------------
Hein & Associates LLP
Houston, Texas
March 27, 2008

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                        CONSOLIDATED FINANCIAL STATEMENTS


Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2007. We have also audited the schedule listed in the accompanying Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth, therein in relation to the financial statements taken as a whole.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(r), "Share-Based Payment," effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ENGlobal Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 27, 2008 expressed an opinion that ENGlobal Corporation had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



/s/ Hein & Associates LLP
-------------------------
Hein & Associates LLP
Houston, Texas

March 27, 2008


                                 ENGLOBAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 2007 AND 2006
                                            (in thousands)

                                                ASSETS
                                                ------
Current Assets                                                                      2007         2006
                                                                                 ---------    ---------
     Cash                                                                        $     908    $   1,403
     Trade receivables, net                                                         64,141       60,248
     Prepaid expenses and other current assets                                       2,125        1,724
     Current portion of notes receivable                                               154           52
     Costs and estimated earnings in excess of billings on uncompleted
        contracts                                                                    6,981        5,390
     Deferred tax asset                                                              3,081        2,310
     Federal income taxes receivable                                                    --        1,148
                                                                                 ---------    ---------
         Total current assets                                                       77,390       72,275

Property and equipment, net                                                          6,472        8,725
Goodwill                                                                            19,926       19,202
Other intangible assets, net                                                         4,112        5,427
Long-term notes receivable, net of current portion and allowance for
   uncollectible debt                                                               10,593          129
Deferred tax asset, non-current                                                         77           --
Other assets                                                                         1,020          469
                                                                                 ---------    ---------

         Total assets                                                            $ 119,590    $ 106,227
                                                                                 =========    =========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
Current Liabilities
     Accounts payable                                                            $  10,482    $  14,672
     Accrued compensation and benefits                                              16,182       12,807
     Notes payable                                                                     931        1,110
     Current portion of long-term debt                                               1,508        1,418
     Deferred rent                                                                     558          679
     Billings in excess of costs and estimated earnings on uncompleted
        contracts                                                                      963          540
     Other liabilities                                                               3,851        5,862
                                                                                 ---------    ---------
         Total current liabilities                                                  34,475       37,088

Long-Term Debt, net of current portion                                              29,318       27,163
Deferred Tax Liability                                                                  --        1,114
                                                                                 ---------    ---------

         Total liabilities                                                          63,793       65,365
                                                                                 ---------    ---------
Commitments and Contingencies (Notes 9, 10, 12, 16, 19 and 20)
Stockholders' Equity
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,051,766 and 22,051,766 shares outstanding and 27,051,766 and 26,807,460 issued
        at December 31, 2007 and 2006, respectively                                     28           28
     Additional paid-in capital                                                     33,593       31,147
     Retained earnings                                                              22,181        9,717
     Accumulated other comprehensive income (loss)                                      (5)         (30)
                                                                                 ---------    ---------

         Total stockholders' equity                                                 55,797       40,862
                                                                                 ---------    ---------

         Total liabilities and stockholders' equity                              $ 119,590    $ 106,227
                                                                                 =========    =========

                  See accompanying notes to these consolidated financial statements.


                            ENGLOBAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended December 31,
                                                           -----------------------------------
                                                                      (in thousands)
                                                           -----------------------------------
                                                              2007         2006         2005
                                                           ---------    ---------    ---------
Operating Revenue
     Engineering                                           $ 221,787    $ 215,306    $ 193,376
     Construction                                             73,210       36,128       21,898
     Automation                                               37,766       34,888       18,311
     Land                                                     30,464       16,768           --
                                                           ---------    ---------    ---------
         Total revenue                                       363,227      303,090      233,585
                                                           ---------    ---------    ---------

Direct Costs
     Engineering                                             181,821      199,645      169,773
     Construction                                             63,486       32,403       19,483
     Automation                                               34,382       30,400       16,056
     Land                                                     25,921       14,378           --
                                                           ---------    ---------    ---------
         Total direct costs                                  305,610      276,826      205,312
                                                           ---------    ---------    ---------

Gross Profit                                                  57,617       26,264       28,273

Selling, General, and Administrative Expenses                 34,774       29,884       19,689
                                                           ---------    ---------    ---------

Operating Income (Loss)                                       22,843       (3,620)       8,584
     Interest expense                                         (2,514)      (1,312)        (800)
     Other                                                       344          633          114
                                                           ---------    ---------    ---------
         Income (loss) before provision for income taxes      20,673       (4,299)       7,898

Provision for Income Taxes                                     8,209         (813)       3,116
                                                           ---------    ---------    ---------

Net Income (Loss)                                          $  12,464    $  (3,486)   $   4,782
                                                           =========    =========    =========

Basic earnings (loss) per share                            $    0.46    $   (0.13)   $    0.20

Weighted average common shares outstanding for basic          26,916       26,538       24,300
                                                           =========    =========    =========

Diluted earnings (loss) per share                          $    0.45    $   (0.13)   $    0.19

Weighted average common shares outstanding for diluted        27,435       26,538       25,250
                                                           =========    =========    =========


             See accompanying notes to these consolidated financial statements.


                                        ENGLOBAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                                   (in thousands)

                                                                      Accumulated
                                                          Additional  Comprehensive                         Total
                                        Common Stock       Paid-In    Translation  Retained    Treasury  Stockholders'
                                     Shares      Stock     Capital    Gain/(Loss)  Earnings     Stock       Equity
                                    --------    --------   --------   -----------  --------    --------    --------
BALANCES-DECEMBER 31, 2004            23,467    $     24   $ 12,198    $     --    $  8,421    $   (592)   $ 20,051
     Exercise of options                 728           1      1,485          --          --          --       1,486
     Common stock issued through
       employee stock purchase
       plan                               95          --        231          --          --          --         231
     Common stock issued through
       private placement               2,000           2     13,071          --          --          --      13,073
     Tax benefit of non-qualified
       options exercised                  --          --        245          --          --          --         245
       Net income                         --          --         --          --       4,782          --       4,782
     Comprehensive income:
       Foreign currency
           translation adjustment         --          --         --          (4)         --          --          (4)
                                    --------    --------   --------    --------    --------    --------    --------
BALANCES-DECEMBER 31, 2005            26,290    $     27   $ 27,230    $     (4)   $ 13,203    $   (592)   $ 39,864
                                    ========    ========   ========    ========    ========    ========    ========
     Exercise of options                 329          --        730          --          --          --         730
     Shares issued at acquisition
       for WRC                           175           1      1,399          --          --          --       1,400
     Common stock issued through
       employee stock purchase
       plan                               14          --        103          --          --          --         103
     Common stock issued through
       private placement                  --          --        (40)         --          --                     (40)
     Stock based compensation             --          --      2,176          --          --                   2,176
     Treasury shares retirement                                (592)                     --         592          --
     Tax benefit of non-qualified
       options exercised                  --          --        141          --          --          --         141
       Net loss                           --          --         --          --      (3,486)         --      (3,486)
     Comprehensive income:
       Foreign currency
           translation adjustment                     --         --         (26)         --          --         (26)
                                    --------    --------   --------    --------    --------    --------    --------
BALANCES-DECEMBER 31, 2006            26,808    $     28   $ 31,147    $    (30)   $  9,717    $     --    $ 40,862
                                    ========    ========   ========    ========    ========    ========    ========
     Exercise of options                 243          --        745          --          --          --         745
     Stock based compensation             --          --      1,439          --          --                   1,439
     Tax benefit of non-qualified
       options, net                       --          --        262          --          --          --         262
       Net income                         --          --         --          --      12,464          --      12,464

     Comprehensive income:                                                               --                  12,464
       Foreign currency
           translation adjustment         --          --         --          25          --          --          25
                                    --------    --------   --------    --------    --------    --------    --------
BALANCES-DECEMBER 31, 2007            27,051    $     28   $ 33,593    $     (5)   $ 22,181    $     --    $ 55,797
                                    ========    ========   ========    ========    ========    ========    ========


                        See accompanying notes to these consolidated financial statements.


                                  ENGLOBAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended December 31,
                                                                        -----------------------------------
                                                                                  (in thousands)
                                                                        -----------------------------------
                                                                           2007         2006         2005
                                                                        ---------    ---------    ---------
Cash Flows from Operating Activities
     Net income (loss)                                                  $  12,464    $  (3,486)   $   4,782
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities -
         Depreciation and amortization                                      4,550        3,369        1,836
         Goodwill impairment                                                  432           --           --
         Stock based compensation                                           1,439        2,176           --
         Deferred income tax expense                                       (1,962)      (2,316)        (313)
         (Gain) Loss on disposal of property, plant and equipment            (408)          42         (132)
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                 (3,894)      (9,825)     (15,463)
         Notes receivable                                                 (12,329)          --           --
           Reserve on notes receivable                                      3,150           --           --
         Inventories                                                           --          154           19
         Costs and estimated earnings in excess of billings                (1,591)      (1,245)      (2,981)
         Prepaid expenses and other assets                                 (1,652)         508          630
         Accounts payable                                                  (4,190)      (1,236)       4,699
         Accrued compensation and benefits                                  3,375        2,261        3,740
         Billings in excess of costs and estimated earnings                   423       (3,235)       1,462
         Other liabilities                                                 (3,416)       5,079          327
         Income taxes receivable (payable)                                  1,629       (1,199)         474
                                                                        ---------    ---------    ---------
              Net cash used in operating activities                        (1,980)      (8,953)        (920)
                                                                        ---------    ---------    ---------
Cash Flows from Investing Activities
     Purchase of property and equipment                                    (2,195)      (3,405)      (3,230)
     Additional consideration for acquisitions                                 18           --          (26)
     Proceeds from insurance                                                   --           68           --
     Partnership distributions                                                 --          350           --
     Acquisitions of businesses, net of cash acquired                          --       (6,528)          --
     Proceeds from sale of assets                                             470          185           15
     Proceeds from sale of Thermaire                                           --           --          823
                                                                        ---------    ---------    ---------
              Net cash used in investing activities                        (1,707)      (9,330)      (2,418)
                                                                        ---------    ---------    ---------
Cash Flows from Financing Activities
     Borrowings on line of credit                                         175,674      143,821       92,152
     Payments on line of credit                                          (171,802)    (123,632)    (101,907)
     Proceeds from issuance of common stock                                 1,007          934       15,035
     Proceeds from notes receivable                                            93           38           --
     Short-term borrowings (repayments)                                        --           --       (1,038)
     Capital lease repayments                                                  --           --           (4)
     Long-term debt repayments                                             (1,805)      (1,608)        (745)
                                                                        ---------    ---------    ---------
              Net cash provided by financing activities                     3,167       19,553        3,493

Effect of Exchange Rate Changes on Cash                                        25          (26)          (4)
                                                                        ---------    ---------    ---------
              Net change in cash and cash equivalents                        (495)       1,244          151
Cash and Cash Equivalents - beginning of year                               1,403          159            8
                                                                        ---------    ---------    ---------
Cash and Cash Equivalents - end of year                                 $     908    $   1,403    $     159
                                                                        =========    =========    =========


                   See accompanying notes to these consolidated financial statements.


                           ENGLOBAL CORPORATION AND SUBSIDIARIES


Supplemental Cash Flow Information                                 Years Ended December 31,
                                                                -----------------------------
                                                                  2007       2006       2005
                                                                -------    -------    -------
Non-Cash Transactions

     Acceptance of note for asset sale                          $ 1,480    $    --    $    --
     Issuance of note for insurance                               1,296      1,347        198
     Retirement of treasury stock                                    --        592         --
     Acceptance of note for Constant Power assets                    --       (216)        --
     Issuance of common stock for purchase of WRC Corporation        --      1,400         --

         Issuance of note for ATI assets                             --      1,000         --
         Issuance of note for purchase of WRC Corporation            --      2,400         --
         Issuance of note for Watco assets                           --        500         --

Supplemental Cash Flow Information
     Cash paid during the year for -
         Interest                                               $ 2,575    $   977    $   890
         State and federal income taxes                           9,025      2,465      2,959
         Refund from state franchise taxes                          (56)        --         49






            See accompanying notes to these consolidated financial statements.

                                           64

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

     ENGlobal Corporate Services, Inc. ("ECS") - provides the corporate oversight function.

     ENGlobal Engineering, Inc. ("EEI") - focuses primarily on providing services to downstream petroleum refining, petrochemical and other processing plants, and also to upstream and midstream pipeline companies and gas processing plants.

     ENGlobal Construction Resources, Inc. ("ECR") - focuses on energy infrastructure projects in the United States by offering construction management personnel and services.

     RPM Engineering, Inc. d/b/a ENGlobal Engineering, Inc. ("RPM") - provides engineering services primarily in southeast Louisiana.

     ENGlobal Systems, Inc. ("ESI") - primarily provides fabrication, testing and integration services.

     ENGlobal Automation Group, Inc. ("EAG") - formerly ENGlobal Technologies, Inc. ("ETI") - focuses primarily on providing design and engineering services.

     ENGlobal Technical Services, Inc. ("ETS") - formerly ENGlobal Design Group, Inc. ("EDG") - primarily provides Automated Fuel Handling Systems and services to branches of the U.S. military and public sector companies.

     ENGlobal Canada, ULC - focuses primarily on providing design and engineering services.

     ENGlobal Land, Inc., f/k/a WRC Corporation ("ELI") - provides land management, environmental compliance, and governmental regulatory services to the pipeline, utility and telecom companies and other owner/operators of infrastructure facilities.

     WRC Canada - provides land management and inspection services.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash
----

Cash includes cash in bank at December 31, 2007. The Company's banking system provides for daily replenishment of major bank accounts for check-clearing requirements. Accordingly, there were negative book balances of $2.9 million on December 31, 2007 and $2.7 million on December 31, 2006. Such balances result from outstanding checks that have not yet been paid by the bank and are reclassified to accounts payable in the accompanying consolidated balance sheets.

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

On occasion, we serve as purchasing agent by procuring subcontractors, material and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. In accordance with Statement of Position ("SOP") 81-1, revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting this "pass-through" type of transaction is reported net. During 2007 and 2006, pass-through transactions totaled $0.5 million and $8.9 million, respectively.

Profits and losses on fixed-price contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage-of-contract cost incurred to date relative to estimated total direct contract cost. Direct contract cost includes professional compensation and related benefits, materials, subcontractor services and other direct cost of projects. Any freight charges and inspection costs are directly charged to the project to which the charges relate. The cost recognized for labor includes all actual employee compensation plus a burden factor to cover estimated variable labor expenses for the year. These variable labor expenses consist of payroll taxes, self-insured medical plan expenses, workers compensation insurance, general liability insurance, and employee benefits for paid time off. The actual periodic cost for these expenses is adjusted at the end of each quarter to provide consistent cost recognition throughout the year.

Variable costs such as travel, repairs and maintenance, supplies and depreciation directly related to producing revenue are included in contract costs to arrive at gross profit.

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

We have two principal types of contracts, further defined as follows:

Time-and-Materials Contracts
----------------------------

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

Cost-Plus, Fixed Labor Rate
---------------------------

Under cost-plus, fixed labor rate contracts, clients are charged based on fixed labor rates by work classification (Project Manager, Sr. Engineer, Designer, CADD Operator, etc.) whereby the fixed labor rate includes estimated recoverable direct and indirect cost plus a profit component. In negotiating cost-plus, fixed labor rate contracts the total dollar estimate is a multiple of the fixed labor rates times the recoverable work class labor man-hours estimated to complete the project. We recognize revenue based on a multiple of the fixed labor rates times the actual total number of labor hours completed on a project, plus other non-labor costs at cost plus a fixed rate negotiated at the time of contract award. Aggregate revenue from cost-plus, fixed labor rate contracts may vary in scope and we generally must obtain a change order in order to receive additional revenue relating to any additional cost that exceed the original contract estimate (see "Change Orders").

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

Fixed-Price Contracts
---------------------

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Guaranteed Max
--------------

Under a guaranteed max contract, clients are charged on the same basis; either as 1) cost-plus, labor plus fixed markup or 2) as cost-plus fixed labor rate. The contract is awarded with a set maximum aggregate revenue amount referred to as the guaranteed max amount. The Company is required to complete the scope of contract even if it has reached the guaranteed max amount. Therefore, the Company recognizes revenue on guaranteed max contracts using the percentage of completion method described above and treats them the same as fixed-price contracts. In order to increase aggregate revenue on a contract, we generally must obtain a change order to receive payment for additional cost (see "Change Orders").

Pre-Contract Costs
------------------

Pre-contract costs otherwise called Proposal costs are recorded in accordance with SOP 81-1. Costs that are incurred for a specific anticipated contract and that will result in no future benefits unless the contract is obtained should not be included in contract costs or inventory before the receipt of the contract. Costs related to anticipated contracts are charged to expenses as incurred because their recovery is not considered probable and are not reinstated by a credit to income on the subsequent receipt of the contract. The Company expenses pre-contract costs as they are incurred.

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

Change orders occur when changes are required or requested after work on a contract has begun. Change orders are documented and the terms of change orders are agreed with the client before the work is performed. Circumstances, at times, may require that work progress without the client's written agreement before the work is performed, resulting, in some cases, in a payment risk. Cost related to change orders is recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is probable that the change orders will result in a bona fide addition to value that can be reliably estimated.

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


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and Equipment
----------------------

All property and equipment is stated at cost, adjusted for accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the related assets. The useful life is estimated to be 3 years for computers and autos, 5 years for software, furniture and fixtures, 10 years for machinery and equipment. Leasehold improvements are amortized over the term of the related lease.

Intangible Assets
-----------------

Intangible assets are comprised of non-compete covenants and customer relationships acquired through acquisitions. As of December 31, 2007 and December 31, 2006, the cost and accumulated amortization of our intangible assets were as follows:


                                          Non-Compete                       Customer
                                           Covenants      Use of Name     Relationships        Total
                                           ---------      -----------     -------------        -----

  As of December 31, 2007
  Intangible assets                         $ 3,729         $    7           $ 2,767           $ 6,503
      Less: accumulated amortization          1,619              6               766             2,391
                                            -------         ------           -------           -------
      Intangible assets, net                $ 2,110         $    1           $ 2,001           $ 4,112
                                            =======         ======           =======           =======

      As of December 31, 2006
      Intangible assets                     $ 3,846         $   10           $ 2,547           $ 6,403
      Less: accumulated amortization            704              6               266               976
                                            -------         ------           -------           -------
      Intangible assets, net                $ 3,142         $    4           $ 2,281           $ 5,427
                                            =======         ======           =======           =======


Intangible assets are amortized using the straight-line method based on the estimated useful life of the intangible assets. Expected amortization expense of our amortizable intangible assets is as follows:

                                                 Non-Compete                       Customer
  Years Ending, December 31                       Covenants      Use of Name    Relationships    Total
  -------------------------------------------     ---------      -----------    -------------    -----

  2008                                             $   858          $    1         $   501      $ 1,360
  2009                                                 678              --             500        1,178
  2010                                                 475              --             500          975
  2011                                                  99              --             500          599
                                                   -------          ------         -------      -------
                                                   $ 2,110          $    1         $ 2,001      $ 4,112
                                                   =======          ======         =======      =======

  Weighted average amortization
     period remaining at December 31, 2007 (years)     3.1             1.0             4.0

Amortization expense has been $1,922,000, $1,087,000 and $125,000 for the three years 2007, 2006 and 2005, respectively.



                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Goodwill
--------

Goodwill is not amortized and is tested at least annually for impairment. We perform our annual analysis as of the fourth quarter of each fiscal year and in any period in which indicators of impairment warrant an additional analysis.
Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management's estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for the purpose of goodwill impairment calculations are components one level below our reportable operating segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth and gross margins, estimated operating and interest expense, capital expenditures are inherent in these fair value estimates which are based on our internal operating budgets. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could results in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements.

As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its carrying value. If the carrying value of the reporting unit goodwill exceeds the implied value fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it negatively impacts our results of operations and financial position.

The results of our annual goodwill impairment analysis for the year ended
December 31, 2007 indicated impairment to the recorded value of a goodwill asset within our Automation segment, specifically of ENGlobal Systems, Inc (ESI). As a result, the Company recorded an impairment charge of $432,000 in our Automation segment in the quarter ended December 31, 2007. The impairment stemmed primarily from a continuing decline in operating results and reduced cash flows from ESI.
The $432,000 charge was a full impairment of the goodwill asset previously allocated and recorded to ESI as a result of the merger between Industrial Data
Systems Corporation and Petrocon Engineering, Inc. in December 2001.






                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company did not have any impairment under the provisions of SFAS No. 142 as of December 31, 2006, or December 31, 2005. Goodwill remaining on the books of the Company is as follows:

                                                                             Goodwill
                                          --------------------------------------------------------------------------
                                          Engineering      Automation       Construction     Land            Total
                                          -----------      ----------       ------------     ----            -----
                                                                          ($ in thousands)

Balance at December 31, 2005               $ 12,916        $  1,131         $  1,408        $     --        $ 15,455
                                           --------        --------         --------        --------        --------

     Additions due to earnouts                  124             279              107              --             510
     Acquisition additions                       --              --               --           3,237           3,237
                                           --------        --------         --------        --------        --------
Balance at December 31, 2006                 13,040           1,410            1,515           3,237          19,202
     Additions due to earnouts                  146              --              602              --             748
     Reclassification to
       intangibles                               --            (279)              --              --            (279)
     Reclassification from
       intangibles                               --              --               --             687             687

     Recognition of impairment                   --            (432)              --              --            (432)
                                           --------        --------         --------        --------        --------
Balance at December 31, 2007               $ 13,186        $    699         $  2,117        $  3,924        $ 19,926
                                           --------        --------         --------        --------        --------


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

Software Development Costs
--------------------------

Under the provisions of SOP-98-1 ENGlobal capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed, when management authorizes funding for the project, and the project is deemed probable of completion. Costs include 1) external direct costs of materials and services incurred in obtaining and developing the software, and
2) payroll and payroll related costs for employees who are directly associated with and devote time to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. At that time, the costs are reclassified to fixed assets.
Amortization of such costs is provided on the straight-line basis over 5 years.

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



                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Stock-Based Compensation
------------------------

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

Earnings Per Share
------------------

Earnings per share were computed as follows:

                                                                 Reconciliation of Earnings per Share Calculation
                                                 ---------------------------------------------------------------------------
                                                         2007                      2006                        2005
                                                 ---------------------     ----------------------      ---------------------
                                                   Basic      Diluted        Basic       Diluted        Basic        Diluted
                                                 ---------------------------------------------------------------------------
                                                                           ($ in thousands)
Net Income (Loss)                                $ 12,464     $ 12,464     $ (3,486)     $ (3,486)     $  4,782     $  4,782
                                                 ========     ========     ========      ========      ========     ========
Weighted average number of shares                  26,916           --       26,538            --        24,300           --
   outstanding for basic
Weighted average number of shares
   outstanding for diluted                             --       27,434           --        26,538            --       25,250
Net income (loss) per share available
   for common stock                              $   0.46     $   0.45     $  (0.13)     $  (0.13)     $   0.20     $   0.19


     Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended
     December 31, 2007, 2006 and 2005.

                                                                          2007               2006               2005
                                                                       ----------         ----------         ----------

Common stock issued - beginning of year                                26,807,460         26,289,567         23,466,839
Weighted average common stock issued (repurchased)                        108,749            248,723            833,275
                                                                       ----------         ----------         ----------
        Shares used in computing basic earnings per share              26,916,209         26,538,290         24,300,114
Assumed conversion of dilutive stock options                              518,324                 --            950,373
                                                                       ----------         ----------         ----------
Shares used in computing diluted earnings per share                    27,434,533         26,538,290         25,250,487
                                                                       ==========         ==========         ==========




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company adopted SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact that this interpretation may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in
Consolidated Financial Statements--an amendment of ARB No. 51." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 beginning January 1, 2009. The Company is currently evaluating the impact that this interpretation may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations--a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively,




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company expects to adopt
SFAS No. 160 beginning January 1, 2009. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities-including an amendment to FASB
Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In all likelihood, the Company will choose not to adopt the measurements in this provision.


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net earnings (loss) and any revenue, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings (loss) and recognized directly as a component of stockholders' equity.

Accumulated other comprehensive income is as follows:

                                                                   2007               2006               2005
                                                                 --------           --------           --------
                                                                                   (in thousands)
                                                                 -----------------------------------------------
Net income (loss) before foreign currency translation            $ 12,464           $ (3,486)          $  4,782
    Other comprehensive income:                                        --                 --                 --
    Foreign currency translation adjustment                            (5)               (26)                (4)
                                                                 --------           --------           --------
Comprehensive income (loss)                                      $ 12,459           $ (3,512)          $  4,778
                                                                 ========           ========           ========


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

                                                                2007                     2006
                                                              --------                 --------
                                                                       (in thousands)
                                                              ---------------------------------

Land                                                          $    216                 $    418
Building                                                            --                    1,331
Computer equipment and software                                 10,770                    9,048
Shop equipment                                                   1,267                    1,093
Furniture and fixtures                                             812                      628
Building and leasehold improvement                               2,128                    2,018
Autos and trucks                                                   273                      260
                                                              --------                 --------
                                                                15,466                   14,796
Accumulated depreciation and amortization                       (9,165)                  (6,536)
                                                              --------                 --------
                                                                 6,301                    8,260
Project controls and software upgrade in process                   171                      465
                                                              --------                 --------
    Property and equipment, net                               $  6,472                 $  8,725
                                                              ========                 ========

Depreciation expense has been $2,898,000, $2,282,000 and $1,609,000 for the three years 2007, 2006 and 2005, respectively.




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 31, 2007 and 2006 are as follows:

                                                                       2007                      2006
                                                                     --------                  --------
                                                                              (in thousands)
                                                                     ----------------------------------

Amounts billed                                                       $ 47,941                  $ 43,655
Amounts unbilled                                                       16,322                    15,689
Retainage                                                               1,283                     1,574
Less: Allowance for uncollectible accounts                             (1,405)                     (670)
                                                                     --------                  --------
    Trade receivables, net                                           $ 64,141                  $ 60,248
                                                                     ========                  ========

The components of long-term notes receivable as of December 31, 2007 and 2006 are as follows:

                                                                        2007                      2006
                                                                      --------                  --------
                                                                                (in thousands)
                                                                      ----------------------------------

Notes receivable - South Louisiana Ethanol                            $ 12,329                  $     --
Less: Reserve on long-term notes receivable                             (3,150)                       --
Notes receivable - Oak Tree Holdings                                     1,439                        --
Other notes receivable and current portion                                 (25)                      129
                                                                      --------                  --------
                                                                      $ 10,593                  $    129
                                                                      ========                  ========

On August 31, 2007, SLE executed a Collateral Mortgage, a Collateral Note, and a
Promissory Note in the amount of up to $15 million, securing payment of the amounts due. In connection with this Promissory Note, and as provided for under Louisiana law, SLE executed another promissory note (the "Hand Note") on or about October 22, 2007. The Hand Note had a principle balance of approximately
$12.3 million, constituting all amounts then due.

The Company continues to believe that, due to the value of the Collateral, the Note Receivable is fully collectible. Specifically, an updated appraisal from the bridge lending bank's appraiser indicates a fair market value of $35.8 million, an orderly liquidation value of $25.3 million, and a forced liquidation value of $20.0 million. Moreover, SLE may seek equity financing for the Project in lieu of or in addition to debt financing. Thus, under any valuation, the Company expects to receive payment on the Promissory Note.

While the Company believes that in the event the Collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the Collateral
Mortgage in favor of the Company, collectability is not assured at this time. As a result, the Company has recorded valuation reserve and subsequent charge against Bad Debt expense in the amount of $3.2 million to reduce the receivable to the amount of the Hand Note. The Company will continue to evaluate the SLE situation and, if required in the future, make adjustments to the reserve as necessary to remain in compliance with sound accounting principles.

The principal amount of the note receivable to Oak Tree Holdings was $1,480,000.
The note was accepted, with cash, in payment of an office building located in Baton Rouge, Louisiana, which the Company sold in June 2007. The building remains collateral for the note. Payments are being made in monthly installments, with the final payment due in June 2012. Oak Tree Holdings is current on all payments as of December 31, 2007.

The components of other liabilities as of December 31, 2007 and 2006 are as follows:

                                                            2007           2006
                                                           ------         ------
                                                                (in thousands)
                                                           ---------------------

Reserve for known contingencies                            $1,777         $4,724
Accrued interest                                              292            297
Federal and state taxes payable                               963            510
Other                                                         819            331
                                                           ------         ------
    Other liabilities                                      $3,851         $5,862
                                                           ======         ======




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - FIXED-PRICE CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2007 and 2006:

                                                             2007        2006
                                                           --------    --------
                                                               (in thousands)
                                                           --------------------

Costs incurred on uncompleted contracts                    $ 74,599    $ 75,317
Estimated earnings (losses) on uncompleted contracts         (1,686)     (7,390)
                                                           --------    --------
Earned revenue                                               72,913      67,927
Less:  Billings to date                                      66,895      63,077
                                                           --------    --------
    Net costs and estimated earnings in excess of
       billings on uncompleted contracts                   $  6,018    $  4,850
                                                           ========    ========

Costs and estimated earnings in excess of
  billings on uncompleted contracts                        $  6,981    $  5,390
Billings in excess of costs and estimated
  earnings on uncompleted contracts                            (963)       (540)
                                                           --------    --------
    Net costs and estimated earnings in excess of
       billings on uncompleted contracts                   $  6,018    $  4,850
                                                           ========    ========


NOTE 8 - LINE OF CREDIT AND DEBT

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. Effective August 8, 2007, the Company entered into a new credit agreement (the "New Credit Agreement") with Comerica Bank, which provides a three-year, $50 million senior secured revolving credit facility. The New Credit Agreement is guaranteed by substantially all of Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Comerica as senior to all other debt. It replaced a $35 million senior revolving credit facility that would have expired in July 2009. The outstanding balance on the New Credit Agreement as of December 31, 2007 was $27.8 million. The remaining borrowings available under the New Credit Agreement as of December 31, 2007 were $22.0 million after consideration of loan covenant restrictions.

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




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The New Credit Agreement also contains covenants that place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, fixed-price contracts, and restrictions on certain distributions. The Company was in compliance with all covenants under the New Credit Agreement as of December 31, 2007.

Letters of Credit
-----------------

As of December 31, 2007, the Company had one letter of credit outstanding in the amount of $247,000 to cover self-insured deductibles under both our general liability and workers' compensation insurance policies. The letter of credit was issued in November 2007 and covers the policy period from September 30, 2007 through September 30, 2008.















                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-term debt consisted of the following at December 31, 2007 and 2006:

                                                                                               2007             2006
                                                                                             --------        --------
                                                                                                  (in thousands)
                                                                                             ------------------------

         Comerica Credit Facility - Line of credit, prime (6.74% at December 31,             $ 27,835        $ 23,963
            2007), maturing in July 2010
         The following notes are subordinate to the credit facility and are unsecured:
              Sterling Planet and EDGI - Notes payable, interest at 5%,
                principal payment installments of $15,000 plus interest due quarterly, maturing
                in December 2008                                                                   60             120
              Cleveland Inspection Services, Inc., CIS Technical Services and
                F.D. Curtis - Notes payable, discounted at 5% interest,
                principal in  installments of $100,000 due quarterly,
                maturing in October 2009                                                          667           1,110
              InfoTech Engineering, Inc. - Note payable, interest at 5%, principal payments in installments of $65,000 plus interest due annually,
                maturing in December 2007                                                          --              75
              ATI Technologies - Note payable, interest at 6%, principal payments in installments of $30,422 including interest due monthly, maturing in
                January 2009                                                                      382             713
              Michael Lee - Note payable, interest at 5%, principal payments in installments of $150,000 plus interest due quarterly, maturing in
                July 2010                                                                       1,500           2,100
              Watco Management, Inc. - Note payable, interest at 4%, principal payments in installments of $137,745 including interest annually,
                maturing in October 2010                                                          382             500
                                                                                             --------        --------

                  Total long-term debt                                                         30,826          28,580

                  Less:  Current maturities                                                    (1,508)         (1,418)
                                                                                             --------        --------

                  Long-term debt, net of current portion                                     $ 29,318        $ 27,163
                                                                                             ========        ========

Maturities of long-term debt as of December 31, 2007, are as follows:

                                                                                           Maturities
                                                                                         ------------
                                                                                         (in thousands)
                                                                                          ------------

              Years Ending December 31,
                  2008                                                                       $  1,508
                  2009                                                                          1,050
                  2010                                                                         28,268
                                                                                             --------
                      Total long-term debt                                                   $ 30,826
                                                                                             ========



                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements.the future minimum rental payments on operating leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2007 are as follows:

                                                                 Operating
                                                                ------------
                                                               (in thousands)
                                                               ------------

              Years Ending December 31,
                         2008                                     $ 4,341
                         2009                                       3,527
                         2010                                       3,272
                         2011                                       2,649
                         2012 and after                             1,418
                                                                  -------
                            Total minimum lease payments          $15,207
                                                                  =======

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $3,875,000, $5,502,000 and $2,167,000, respectively.


NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) profit sharing plan for its employees. Effective
October 1, 2005, the Company amended the Plan to implement a mandatory matching contribution equal to 25% of employee contributions up to 4% of employee compensation for non-regular employees. For regular employees, the Company makes mandatory matching contributions equal to 50% of employee contributions up to 4% of employee compensation. The Company, as determined by the Board of Directors, may make other discretionary contributions. The employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions of approximately
$2,147,000, $1,310,000, and $401,000, respectively, for the years ended December
31, 2007, 2006, and 2005. Effective April 1, 2006, the Company increased its matching contributions to the ENGlobal Corporation 401(k) Plan equal to 50% of regular employee contributions up to 6% of employee compensation, and all other employees will be matched at 33.33% of employee contribution up to 6% of compensation, as defined.

On June 17, 2004, ENGlobal stockholders ratified the Company's adoption of the 2004 Employee Stock Purchase Plan ("Plan"). Beginning April 2004, the Company provided eligible employees with the opportunity and a convenient means to purchase shares of the Company's common stock as an incentive to exert maximum efforts for the success of the Company. ENGlobal intended that options to purchase stock granted under the Plan would qualify as options granted under an "employee stock purchase plan" as defined in Section 423(b) of the Code. The
Plan was construed so as to be consistent with Section 423 of the Code, including Section 423(b)(5) which requires that all participants have the same rights and privileges with respect to options granted under the Plan. The cash deferred by participants into the plan, although not significant, was used to meet the Company's cash requirements or was applied to the reduction of the Company's long-term debt. Because of requirements of SFAS 123(r), and probable reduction of benefits that would result, the Company elected to terminate the Plan effective December 31, 2005.


NOTE 11 - STOCK OPTION PLAN

The Company has an incentive plan that provides for the issuance of options to acquire up to 3,250,000 shares of common stock. The incentive plan ("Option
Plan") provides for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants are for a ten-year term. Stock options issued to executives and management generally vest over a four-year period one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


directors vest one-half on grant date and the remaining half upon the first anniversary of grant date. In 2007 no incentive stock options were issued to employees. At the 2007 Annual Meeting of Corporate Stockholders, grants were approved for 50,000 shares to each external Board member. In 2006 one grant was issued fully vested following termination of a series under which the employee held a similar amount of shares. All stock options grants are issued at the market value of the Company's stock on the date of the grant.

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

The fair value of the 2007 options granted to directors is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

   Options Granted in 2007 Fair Values, Assumptions, and Impact on Net Income
   --------------------------------------------------------------------------

     Series                                   $                10.93
                                             -----------------------

     Grant date                                            6/14/2007
     Number of options granted                               150,000

     Strike Price                             $                10.93
     Market price - date of grant             $                10.93

     Total compensation at grant date                      1,058,361

     Compensation recognized
       vesting in 2007                                       529,181

     Amount remaining to be
        recognized in compensation                           529,181

     Weighted average fair value
        at grant date                                           7.06

     Assumptions
     Expected life (months)                                       75
     Risk-free rate of return                                   4.93 %
     Expected volatility                                       76.275%
     Expected dividend yield                                    0.00 %
     Expected forfeiture rate                                   9.10 %




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Options Granted in 2006 Fair Values, Assumptions, and Impact on Net Income
------------------------------------------------------------ --------------------------------------------------------------------
                                                                                                                         Weighted
                                                                                                                          Average
Series                                            $    11.97             $    9.15              $    6.83              Fair Value
                                                  ----------             ---------              ---------              ----------
Grant date                                         4/17/2006              6/1/2006              12/4/2006
Number of options granted(1)                         205,000               150,000                175,000                 530,000

Strike price                                      $    11.97             $    9.15              $    6.83
Market price - date of grant                      $    11.97             $    9.15              $    6.83

Total compensation at grant date                   1,622,494               906,090                754,606               3,283,189

Compensation recognized
  vesting In 2006                                    630,079               453,045                754,606               1,837,729

Amount remaining to be
   recognized in compensation                        992,415               453,045                      -               1,445,460

Weighted average fair value
  at grant date                                    $    7.91              $   6.04              $    4.31                $   6.19

Assumptions

Expected life (months)                                 70.42                 63.75                  60.00
Risk-free rate of return                                4.93 %                5.05 %                 5.20 %
Expected volatility                                    73.75 %               74.45 %                75.06 %
Expected dividend yield                                 0.00 %                0.00 %                 0.00 %
Expected forfeiture rate                                2.80 %                0.00 %                 2.80 %


     (1) The 11.97 Series had 193,000 options remaining at year end due to employee termination and forfeiture. Compensation recognized for 2006 was adjusted to reflect the forfeitures.

Stock compensation expenses will be recognized over a weighted average remaining life of 2.41 years.

                                                                                  Pre-2006            Total
Amount of Compensation Expense                2007 Grants      2006 Grants         Grants          Compensation
-----------------------------------------    --------------   --------------    -------------    -----------------
      ($ in thousands)

                                    2006       $         -     $      1,838      $       338       $        2,176
                                    2007               529              758              152                1,439
                                    2008               529              306              120                  955
                                    2009                                305                -                  305
                                               -----------     ------------      -----------       --------------
        Total Stock Compensation Expense       $     1,058     $      3,207      $       610       $        4,875




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


No compensation cost was recognized for grants under the Option Plan prior to 2006 because the exercise price of the options granted to employees equaled or exceeded the market price of the stock on the date of the grant. Had the method prescribed by SFAS No. 123(r) been applied, the Company's net income available to common stockholders for the year ended December 31, 2005 would have been changed to the pro forma amount indicated below:

                                                                                      $ in thousands
                                                                                           2005
                                                                                      ---------------

         Net income available for common stock-as reported                            $        4,782
         Compensation expenses if the fair value method had been
            applied to the grants, net of taxes                                                 (538)
                                                                                      ---------------
              Net income available for common stock-pro forma                         $        4,244
                                                                                      ===============

         Net income per share-as reported
              Basic                                                                   $         0.20
              Diluted                                                                 $         0.19
         Net income available per share-pro forma
              Basic                                                                   $         0.17
              Diluted                                                                 $         0.17

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the pro-forma years 2005, dividend yield of 0%, expected volatility of 73.8% to 75.1%, and risk-free interest rates of 4.93% to 5.20%, and expected lives of two to six years based on the simplified-method calculation. The maximum term of each option is ten years.

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

The following table summarizes total aggregate stock option activity for the period December 31, 2004 through December 31, 2007:

                                                       Vested &                                   Weighted
                                                     Exercisable        Number of Shares          Average
                                                       Balance             Outstanding         Exercise Price
                                                  -----------------    ------------------    ------------------
     Balance at December 31, 2004                                           1,527,150              $  2.10
         Granted                                                              425,000                 3.91
         Exercised                                                           (493,019)                0.98
         Canceled or expired                                                  (21,164)                1.43
                                                                       ------------------
     Balance at December 31, 2005                     1,103,542             1,437,967                 3.07
         Granted                                                              530,000                 9.47
         Exercised                                                           (329,273)                2.22
         Canceled or expired                                                 (216,200)                6.33
                                                                       ------------------
     Balance at December 31, 2006                     1,072,294             1,422,494                 5.16
         Granted                                                              150,000                10.93
         Exercised                                                           (244,306)                3.05
         Canceled or expired                                                  (21,688)                2.38
                                                                       ------------------
     Balance at December 31, 2007                     1,099,300             1,306,500              $  6.26
                                                                       ==================




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2007.


                                                                   Options
                               Options                          Fully-Vested         Un-Vested
                             Outstanding         Average             And              Options
                Exercise         at             Remaining      Exercisable at        Balance at
                Prices(1)    December 31,      Contractual       December 31,       December 31,
                (series)         2007              Life             2007               2007
              ------------- --------------     -------------   ---------------   -----------------

            $      0.96            53,450          2.8                 53,450                   -
            $      1.00            20,000          3.2                 20,000                   -
            $      1.25            60,000          2.0                 60,000                   -
            $      1.81            40,000          6.5                 40,000                   -
            $      1.87            20,000          5.3                 20,000                   -
            $      1.97            15,000          6.2                 15,000                   -
            $      2.05            85,050          6.2                 85,050                   -
            $      2.32            40,000          5.4                 40,000                   -
            $      2.39            40,000          7.1                 20,000              20,000
            $      2.50            75,000          7.2                 60,000              15,000
            $      3.75           150,000          7.5                150,000                   -
            $      6.71            40,000          7.9                 20,000              20,000
            $      6.83           175,000          8.9                175,000                   -
            $      9.15           150,000          8.4                150,000                   -
            $     11.97           193,000          8.3                115,800              77,200
            $     10.93           150,000          9.5                 75,000              75,000
                            -------------                      --------------    ----------------
                                1,306,500                           1,099,300             207,200
                            =============                      ==============    ================


     1 The exercise price indicates the market value at grant date and is the strike price at exercise. For each series, the exercise price is the weighted average exercise price of the series.


     Total intrinsic value of options outstanding at December 31, 2007 (000's)                     $   6,775
     Total intrinsic value of options exercisable at December 31, 2007 (000's)                     $   6,463
     Total intrinsic value of options outstanding at December 31, 2006 (000's)                     $   4,738
     Total intrinsic value of options exercisable at December 31, 2006 (000's)                     $   4,031
     Total intrinsic value of options exercised during 2006 (000's)                                $   2,466
     Total intrinsic value of options outstanding at December 31, 2005 (000's)                     $   7,147
     Total intrinsic value of options exercisable at December 31, 2005 (000's)                     $   5,485
     Total intrinsic value of options exercised during 2005 (000's)                                $   1,755
     Total intrinsic value of options exercised during 2007 (000's)                                $   1,605
     Available for grant at December 31, 2007                                                        622,494
     Weighted-average fair value of options at grant date, granted in 2005                         $    3.52
     Weighted-average remaining life of all options outstanding at December 31, 2007               7.4 years


NOTE 12 - RELATED-PARTY TRANSACTIONS

On May 25, 2006, the Company, through its wholly-owned subsidiary ENGlobal
Corporate Services, Inc., purchased a one-third partnership interest in PEI
Investments, A Texas Joint Venture ("PEI"), from Michael L. Burrow, the
Company's former President and CEO, and another one-third interest from a stockholder who owns less than 1% of the Company's common stock. The partnership interests were purchased for a total of $69,000. The remaining one-third interest was already held by the Company through its wholly-owned subsidiary, EEI. PEI owns the land on which our Beaumont, Texas office building, destroyed






                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


by Hurricane Rita in September 2005, was located. The remains of the building were razed in July 2006. In September 2006, the Company acquired approximately
1.2 acres immediately adjacent to the former facility. The Company has completed development of plans for a new facility utilizing both parcels of land. The
Company plans to enter into an agreement whereby it will sell the property and enter into a long-term lease with a third party who will construct the new facility. Further discussion is included in Footnote 20.


NOTE 13 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company provides engineering and fabricated systems and services primarily to major integrated oil and gas companies throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Management reviews all trade receivable balances that exceed
30 days past due and based on its assessment of current credit-worthiness, estimate what portion, if any seems doubtful for collection. A valuation allowance that reflects management's best estimate of the amounts that will not be collected is established.

For the years ended December 31, 2007, 2006 and 2005, the Company had sales totaling approximately $33.0 million, $42.1 million and $84.8 million attributable to a single customer. In 2007 approximately 11% of our revenue was from one customer, approximately 12% was from another customer and another 11% was from a third customer. During 2006 and 2005, a single customer represented approximately 15% and 35% of total sales, respectively.

As of December 31, 2007, the Company had amounts due from 2 customers totaling
$7.5 million with 1 customer equaling 10% of trade receivables. As of December
31, 2006, the Company had amounts due from 2 customers totaling $11.7 million with 1 customer exceeding 10% of trade receivables.


NOTE 14 - RETIREMENT OF TREASURY SHARES AND REDEEMABLE PREFERRED STOCK

Treasury stock was recorded on our books at $592,231. Upon retirement/cancellation of treasury shares in 2006, our Paid in Capital account was reduced by $592,231 and the treasury stock account was credited to reduce it to zero.

ENGlobal had a class of preferred stock with 5,000,000 shares originally authorized for issuance. This class of preferred stock was eliminated by a vote of the Company's stockholders in June 2006.

A new class of capital stock of the Company, consisting of 2,000,000 shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock") was approved by the Company's stockholders at its June 2006 meeting. The Board of Directors has the authority to approve the issuance of all or any of these shares of Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. The designations, preferences, limitations, restrictions and rights of any series of Preferred Stock designated by the Board of Directors will be set forth in an amendment to the Amended and Restated Articles of Incorporation ("Amended Articles") filed in accordance with Nevada law.

Blank Check Authority
---------------------

The Preferred Stock is referred to as a "blank check" because the Board of Directors, in its discretion, will be authorized to provide for the issuance of all or any shares of the stock in one or more classes or series, specifying the terms of the shares, subject to the limitations of Nevada law. The Board of Directors would make a determination as to whether to approve the terms and issuance of any shares of Preferred Stock based on its judgment as to the best interests of the Company and its stockholders.

The reason for authorizing blank check Preferred Stock is to provide the Company with flexibility in connection with its future growth. Although the Company presently has no intentions of issuing shares of Preferred Stock, opportunities may arise that require the Board to act quickly, such as businesses becoming available for acquisition or favorable market conditions for the sale of a particular type of Preferred Stock. The Board believes that the authorization to issue Preferred Stock is advisable in order to enhance the Company's ability to respond to these and similar opportunities.




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - FEDERAL INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                                                              2007                 2006                2005
                                                                        -----------------    -----------------    ---------------
                                                                                             (in thousands)
                                                                        ---------------------------------------------------------
         Current
              Federal                                                   $          8,619     $          1,047     $         3,016
              Foreign                                                                 42                   53                   -
              State                                                                1,510                  403                 413
                                                                        ----------------     ----------------     ---------------
                                                                                  10,172                1,503               3,429
                                                                        ----------------     ----------------     ---------------
         Deferred
              Federal                                                             (1,890)              (1,917)               (313)
                           Foreign                                                     4                  (38)                  -
                           State                                                     (76)                (361)                  -
                                                                        ----------------     ----------------     ---------------
                                                                                  (1,962)              (2,316)               (313)
                                                                        ----------------     ----------------     ---------------

                  Total tax provision                                   $          8,209     $           (813)    $         3,116
                                                                        ================     ================     ===============

     The components of the deferred tax asset (liability) consisted of the following at December 31, 2007 and 2006:

                                                                              2007                 2006
                                                                        -----------------    -----------------
                                                                                   (in thousands)
                                                                        --------------------------------------
         Deferred tax asset
              Allowance for doubtful accounts                           $          1,721     $            255
              Net operating loss carry-forward                                       763                  665
              Accruals not yet deductible for tax purposes                         2,082                2,636
              Stock options                                                        1,007                  235
              Alternative minimum tax credit carry-forward                             -                    -
                                                                        ----------------     ----------------
                                    Deferred tax assets                            5,573                3,791
                                                                        ----------------     ----------------
                            Less:  Valuation allowance                              (516)                 308
                  Deferred tax assets                                              5,057                3,483
                                                                        ----------------     ----------------

         Deferred tax liabilities
              Depreciation                                                          (398)                (403)
              Prepaid expenses                                                      (641)                (477)
              Goodwill                                                              (860)              (1,407)
                                                                        ----------------     ----------------
                  Deferred tax liability                                          (1,899)              (2,287)
                                                                        ----------------     ----------------

                  Deferred tax asset, net                               $          3,158     $          1,196
                                                                        ================     ================





                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - FEDERAL INCOME TAXES (Continued)

The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                                              2007                 2006                2005
                                                                        -----------------    -----------------    ---------------
                                                                                             (in thousands)
                                                                        ---------------------------------------------------------

         Federal income tax expense at 35% for 2007, 34% for 2006 and   $          7,235     $         (1,462)    $         2,685
            2005, respectively
         State and foreign taxes, net of tax effect                                  935                  (16)                273
         Nondeductible expenses                                                      106                  102                   9
         Stock compensation expense                                                 (268)                 530                   -
         Valuation allowance                                                         208                  308                   -
         Prior year correction                                                         -                 (169)                  -
         Other, net                                                                   (7)                (106)                149
                                                                        ----------------     ----------------     ---------------
                  Total tax provision                                   $          8,209     $           (813)    $         3,116
                                                                        ================     ================     ===============

The Company had a federal net operating loss carryforward at December 31, 2007 of approximately $705,000. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carry-forward that will be available for utilization in 2008 through 2010.

The Company also has a foreign net operating loss carryforward at December 31, 2007 of approximately $1,290,000. This loss is available for utilization in 2008 through 2017, however, application of the net operating loss is restricted to the income of ENGlobal Canada. The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $516,000 against the entire net operating loss.

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

We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of December 31, 2007, we have not recognized interest or penalties relating to any uncertain tax positions.

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

During 2007, the Company's subsidiary, WRC Corporation was subject to an audit for the pre-acquisition fiscal year ended September 30, 2005. There was no material adjustment as a result of this audit, and it has been closed. The
Company does not have any other examination on-going by the Internal Revenue
Service, and the open years subject to audit are currently tax years 2004-2006.
For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - ACQUISITIONS

There were no new acquisition transactions during the year ended December 31, 2007.

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

The Company purchased WRC and its wholly-owned subsidiary, WRC Canada ("WRCC") on May 25, 2006. The results of WRC's operations have been included in the consolidated financial statements since that date. WRC, now known as ENGlobal
Land, Inc. ("ELI"), provides integrated land management, engineering, and related services to the pipeline, power, and transportation industries, among others. ELI is a wholly-owned subsidiary of ENGlobal and now serves as the Company's provider of land management, environmental compliance and governmental regulatory services. The Company expects to utilize the former WRC's Denver facility as a beachhead for expansion of the Company's services into the Rocky
Mountain and Western U.S. regions, as well as into Western Canada.

In the twelve months prior to acquisition, WRC had revenue exceeding $20 million and had approximately 200 employees. ENGlobal purchased all of the outstanding capital stock of WRC in exchange for a consideration package of $10.1 million.
Components of the package were the payment of $4.3 million of debt on behalf of WRC, which included $50,000 in long-term debt assumption, $2 million cash, a promissory note of $2.4 million, payable over 4 years, bearing an interest rate of 5%, and 175,000 shares of ENGlobal common stock, valued at $1.4 million. The
$8 market value of the 175,000 shares of ENGlobal common stock was determined based on the average closing market price of ENGlobal's common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced.




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

                                  WRC and WRCC
                               Acquisition Summary
                            At May 25, 2006 (Revised)
                                 $ in thousands
--------------------------------------------------------------------------------

Current assets                                                           $ 4,292
Property, plant and equipment                                                208
Intangible assets
      Customer relationships                                               2,767
      Non-compete agreements                                                 656
Goodwill                                                                   3,924
                                                                         -------
Total assets acquired                                                    $11,847
                                                                         -------

Tax liabilities                                                          $ 1,747
Current liabilities                                                        4,250
Long-term debt                                                                50
                                                                         -------
Total liabilities assumed                                                $ 6,047
                                                                         -------
Net assets acquired                                                      $ 5,800
                                                                         =======

The Company engaged Herrera Partners to perform a third-party valuation of the WRC acqusition. A total of $7.3 million was determined attributable to acquired intangible assets. Of this amount, $2.8 million was assigned to customer relationships and $0.7 million was assigned to non-compete agreements. While each category was examined independently in determining the appropriate amortization period, it was determined that each category should be amortized over 5.6 years, from closing date to December 31, 2011. This valuation has been revised from the date of acquisition as additional liabilities became known.

Goodwill from this transaction was estimated to be $3.9 million and is assigned to the WRC subsidiary.

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

In January 2006, one of the Company's subsidiaries, ENGlobal Systems, Inc.
("ESI") acquired certain assets of Analyzer Technology International, Inc.
("ATI"), a Houston-based analyzer systems provider of online process analyzer systems. ATI relocated its operation to ESI's Houston facility, which the Company expects will enable ESI's clients to perform a more efficient factory adaptable test by temporarily connecting both control and analyzer systems onsite prior to delivery. The addition of ATI will provide ESI with a greater presence in the process anlayzer sector, especially for larger downstream opportunities of foreign grassroots projects. The aggregate purchase price was $1.75 million, including $750,000 in cash and an unsecured promissory note in the principal amount of $1,000,000 payable monthly over 36 months, bearing interest at the rate of 6% per annum. In addition to the purchase price agreed





                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to at closing, there are also payments contingent on the performance of projects that were a part of ATI's backlog at closing. The earnout amount calculated at December 31, 2006 was $287,958. The estimated fair values of the acquired assets include intellectual property and existing backlog and have been entirely recognized in a non-compete agreement to be amortized. The non-compete agreements are expected to be amortized based on the earnout amounts over a period of six years.


NOTE 17 - SALE OF ASSET

On June 28, 2007, the Company completed the sale of a building in Baton Rouge, Louisiana. The Company recognized a gain of $483,483 on the transaction. Total sales price was $1.85 million. The Company received cash of $370,000 and accepted a Note Receivable for the remaining $1.48 million. The note accrues interest initially at 8.5% and is payable on or before June 29, 2012. The interest changes annually to NY prime plus .25%.


NOTE 18 - SEGMENT INFORMATION

During the first three quarters of 2007, the Company managed and reported through two business segments: Engineering and Systems. In the fourth quarter of 2007, due to the past and anticipated growth in certain areas of our business and change in leadership during 2007, we reevaluated our reportable segments under Financial Accounting Standards Board Statement No. 131, "Disclosures about
Segments of an Enterprise and Related Information." As a result, we have elected to realign both management and reporting into four business segments:
Engineering, Construction, Automation and Land.

 The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement and construction management. The Construction segment provides construction management personnel and services in the areas of inspection, mechanical integrity, vendor and turnaround surveillance, field support, construction, quality assurance and plant asset management. The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, and information technology projects. The Land segment provides land management, right-of-way, environmental compliance, and governmental regulatory compliance services primarily to the pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount in the Corporate segment includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. The inter-company elimination column includes the amount of administrative costs allocated to the segments. The Corporate function supports all business segments and therefore cannot be specifically assigned to any specific segment. A significant portion of Corporate costs are allocated to each segment based on each segment's revenue and subsequently eliminated in consolidation.

Financial information about geographic areas
--------------------------------------------

Revenue from the Company's non-U.S. operations is currently not material.
Long-lived assets located in Canada are currently not material.




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Segment information for 2007, 2006 and 2005 was as follows:

Due to the restructuring of two segments to four, amounts will tie in total to prior reporting; however, individual segments will vary from prior reports.

                            Engineering   Construction   Automation       Land       Corporate       Total
                                                              (in thousands)

                          --------------------------------------------------------------------------------------
                      2007
            Net sales from
        external customers $   221,787   $    73,210  $       37,766  $    30,464   $         -     $   363,227
          Operating profit
                    (loss)      28,301         7,133             (58)       2,105       (14,638)         22,843
          Depreciation and
              amortization       1,910           436           1,186          640           801           4,973
           Tangible assets      50,077        14,928          15,393        8,775         6,379          95,552
                  Goodwill      13,187         2,116             699        3,924             -          19,926
          Other intangible
                    assets           1           182           1,376        2,397             -           3,956
                   Capital
              expenditures       1,123            24             420            7           621           2,195

                      2006
            Net sales from
        external customers $   215,306   $    36,128  $       34,888  $    16,768   $         -     $   303,090
          Operating profit
                    (loss)       6,195         1,579             579          716       (12,689)         (3,620)
          Depreciation and
              amortization       1,684           257             483          457           512           3,393
           Tangible assets      44,952         9,488          15,956        4,639         6,563          81,598
                  Goodwill      13,040         1,515           1,410        3,237             -          18,923
          Other intangible
                    assets           3           284           1,475        3,664             -           5,705
                   Capital
              expenditures       1,948         1,122             384          167           840           4,461

                      2005
            Net sales from
        external customers $   193,376   $    21,898  $       18,311  $         -   $         -     $   233,585
          Operating profit
                   (loss)*      16,814         1,288             (41)           -        (9,477)          8,584
          Depreciation and
              amortization       1,055           197             106            -           479           1,837
           Tangible assets      47,123         4,742           5,783            -         2,419          60,067
                  Goodwill      12,916         1,408           1,131            -             -          15,455
          Other intangible
                    assets           8           386              20            -             -             414
                   Capital
              expenditures       2,418            43             280            -           489           3,230

     * The total operating profit includes (2) for the discontinued manufacturing segment for 2005. This is the only activity for that closed segment so it is not disclosed as a separate column in the table above.




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net Sales in our Engineering segment increased 3.0% to $221,787 in 2007 from $215,306 in 2006. The increase for 2006 was 11.3% from $193,376 in 2005.

Dollars in Thousands                      2007                  2006                    2005
                                      ------------           ------------            -----------
     Total Engineering revenue:
         Detail-design                     132,210   59.6%        111,503   51.8%         89,904   46.4%
         Field services                     56,379   25.4%         53,921   25.0%         34,312   17.8%
         Procurement services               16,011    7.2%         19,271    9.0%         59,527   30.8%
         Fixed-price                        17,187    7.8%         30,611   14.2%          9,633    5.0%
                                      ------------           ------------            -----------
     Total Engineering revenue:       $    221,787  100.0%   $    215,306  100.0%    $   193,376  100.0%
                                      =============          ============            ===========

The Construction segment contributed 20.2% of our total revenue for 2007, as its revenue increased $37.1 million, or 102.8%, from $36.1 million in 2006 to $73.2 million in 2007. The revenue in 2006 for this segment increased 64.8%, or $14.2 million, from $21.9 million in 2005.

Dollars in Thousands                           2007                  2006                    2005
                                        ------------------   --------------------   --------------------
     Total Construction revenue:
                  Pipeline                  60,430   82.5%         28,987   80.2%         16,639   76.0%
                  Non-pipeline              12,780   17.5%          7,141   19.8%          5,259   24.0%
                                      ------------           ------------           ------------
     Total Construction revenue:      $     73,210  100.0%   $     36,128  100.0%   $     21,898  100.0%
                                      ============           ============           ============


The Automation segment contributed 10.4% of our total revenue for the year, as its revenue increased $2.9 million, or 8.3%, from $34.9 million in 2006 to $37.8 million in 2007. This segment's revenue also increased 90.7% in 2006, or $16.6 million, from $18.3 million in 2005.


Dollars in Thousands                           2007                  2006                    2005
                                      --------------------   --------------------    --------------------
     Total Automation revenue:
                  Fabrication              22,814    60.4%         26,032   74.6%         14,159    77.3%
                  Non-fabrication          14,952    39.6%          8,856   25.4%          4,152    22.7%
                                      -----------            ------------            -----------
     Total Automation revenue:        $    37,766   100.0%   $     34,888  100.0%    $    18,311   100.0%
                                      ===========            ============            ===========



Tangible assets include cash, accounts receivable, costs in excess of billings, prepaid expenses, income tax receivables, deferred tax assets, property and equipment and deferred financing. Goodwill, other intangible assets, investments in subsidiaries, and inter-company accounts receivables and payables are excluded.


NOTE 19 - COMMITMENTS AND CONTINGENCIES

Employment Agreements
---------------------

The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire in January 2009. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1) termination for cause, 2) voluntary resignation, or 3) employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of the non-compete. These agreements are renewable for one year at the Company's option.




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Litigation
----------

From time to time, one or more of ENGlobal Corporation's individual subsidiary business entities are involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services, and the outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately reserved for, or are covered by insurance, such that, if determined adversely to those entities individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

Insurance
---------

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance and a general umbrella policy. The
Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $175,000 per occurrence and approximately $13.9 million in aggregate in each policy year being covered by a separate insurance policy.




                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - SUBSEQUENT EVENTS

In June 2007, the Company received comments from the SEC staff related to our Annual Report on Form 10-K/A and interim reports. On March 12, 2008, the Company received notification from the SEC that all issues have been cleared.

On February 28, 2008, ENGlobal entered into a lease agreement with a third party who will construct a new facility in Beaumont, Texas. This agreement has a ten-year term, but the lease term will not commence until the sale of the property to the developer/lessor has been completed. This property was the site of a number of ENGlobal departments in 2005, when the building was destroyed by Hurricane Rita. See also Note 12 - Related Party Transactions.





                                             ENGLOBAL CORPORATION AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     For the Quarters Ended - 2007
                                       ---------------------------------------------------------------------------------------
                                         March                   June                September               December
                                       ---------               --------              ---------               --------
                                                               (in thousands, except per share amounts)
   Revenue per segment
       Engineering                     $  51,449    63.0%      $ 56,966    63.6%     $  61,680    63.7%      $ 51,692     54.3%
       Construction                       13,785    16.9%        15,988    17.6%        18,999    19.6%        24,438     25.7%
       Automation                          9,538    11.7%         9,518    10.6%         8,526     8.9%        10,184     10.7%
       Land                                6,887     8.4%         7,104     8.2%         7,620     7.8%         8,853      9.3%
                                       ---------               --------              ---------               --------
            Total                      $  81,659   100.0%      $ 89,576   100.0%     $  96,825   100.0%      $ 95,167    100.0%
                                       =========               ========              =========               ========

   Gross profit per segment
       Engineering                     $   9,164    17.8%      $  9,584    16.8%     $  10,801    17.6%      $ 10,416     20.2%
       Construction                        2,082    15.1%         2,646    16.6%         3,678    19.4%         1,319      5.4%
       Automation                            781     8.2%         1,112    11.7%           774     9.1%           717      7.0%
       Land                                1,250    18.2%           877    12.4%         1,086    14.3%         1,330     15.0%
                                       ---------               --------              ---------               --------
            Total                      $  13,277    16.3%      $ 14,219    15.9%     $  16,339    16.9%      $ 13,782     14.5%
                                       =========               ========              =========               ========

       Net income                      $   3,155               $  3,913              $   3,975               $  1,421
                                       =========               ========              =========               ========

   Earnings per share - basic          $    0.12               $   0.15              $    0.15               $   0.05

   Earnings per share - diluted        $    0.12               $   0.14              $    0.14               $   0.05


                                                                 For the Quarters Ended - 2006
                                       -----------------------------------------------------------------------------------------
                                         March                   June                September               December
                                       ---------               --------              ---------               ---------
                                                            (in thousands, except per share amounts)
   Revenue per segment
       Engineering                     $  54,358    81.6%      $ 57,127    76.1%     $  57,434    69.7%      $  46,387    58.8 %
       Construction                        6,166     9.3%         7,326     9.8%         9,270    11.3%         13,366    17.0 %
       Automation                          6,103     9.1%         7,948    10.6%         8,494    10.3%         12,343    15.7 %
       Land                                    0     0.0%         2,665     3.5%         7,306     8.7%          6,797     8.5 %
                                       ---------               --------              ---------               ---------
            Total                      $  66,627   100.0%      $ 75,066   100.0%     $  82,504   100.0%      $  78,893   100.0 %
                                       =========               ========              =========               =========

   Gross profit per segment
       Engineering                     $   6,570    80.0%      $  8,535    15.0%     $   1,645     2.9%      $  (1,089)   (2.4)%
       Construction                          745     9.1%           704     9.6%         1,095    11.9%          1,181     8.9 %
       Automation                            907    10.9%         1,082    13.7%           839     9.9%          1,660    13.5 %
       Land                                    0     0.0%           407    15.3%           970    13.3%          1,013    14.9 %
                                       ---------               --------              ---------               ---------
            Total                      $   8,222    12.4%      $ 10,728    14.3%     $   4,549     5.6%      $   2,765     3.5 %
                                       =========               ========              =========               =========

       Net income (loss)               $   1,234               $  2,331              $  (1,570)              $  (5,481)
                                       =========               ========              =========               =========

   Earnings per share - basic          $    0.05               $   0.09              $   (0.06)              $   (0.21)

   Earnings per share - diluted        $    0.05               $   0.09              $   (0.06)              $   (0.21)




                                                    Schedule II

                                                ENGlobal Corporation

                                         VALUATION AND QUALIFYING ACCOUNTS



                                                              Balance -                                   Balance -
                                                              Beginning                    Deductions-     End of
                         Description                          of Period     Additions      Write offs      Period
-------------------------------------------------------------------------------------------------------------------
                                                                                 ($ in thousands)
                                                              -----------------------------------------------------
Allowance for doubtful accounts

     For year ended December 31, 2007                           $  670        $  840        $ (105)        $1,405

     For year ended December 31, 2006                           $  503        $  251        $  (84)        $  670

     For year ended December 31, 2005                           $  476        $   53        $  (26)        $  503


     Reserve on current notes receivable for the year ended
        December 31, 2007                                       $    -        $  120        $    -         $  120

     Reserve on long-term notes receivable for the year
        ended December 31, 2007                                 $    -        $3,150        $    -         $3,150







ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.


ITEM 9A.    CONTROLS AND PROCEDURES


ITEM 9A. CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, as required by Rule 13a-15 of the Exchange Act. As described below, under "Management's Report on Internal
Control Over Financial Reporting," a material weakness was identified in our internal control over financial reporting as of December 31, 2007. Based on the evaluation described above, our Chief Executive Officer and Chief Financial
Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

In our Form 10-K for the year ended December 31, 2006, we disclosed certain material weaknesses in internal control over financial reporting. Several of those material weaknesses were remediated during the three months ended December
31, 2007. Below is a list of the remediation activities that were completed during the quarter to remediate those material weaknesses:

1. Deficiencies in the Company's Control Environment.
-----------------------------------------------------

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in our accounting department, which resulted in insufficient: (i) documentation and communication of our accounting policies and procedures; and (ii) internal audit processes of our accounting policies and procedures as of December 31, 2006.


     A. Actions Taken to Remediate the Weakness

     o    We hired additional staff in various accounting functions.
     o    We provided several supplementary training courses to our Accounting
          Managers, Staff Accounts and clerical personnel on topics including:
          the month-end financial close process, The Sarbanes-Oxley Act of 2002, payroll, accounts payable, accounts receivable, and billings training for our financial accounting system, and general accounting processes and procedures.
     o We retained a third-party tax consultant to frequently assess tax requirements, prepare filings, and assist in the preparation of our tax provision in accordance with SFAS 109.
     o We restructured our back office departments by appointing senior level personnel to provide additional oversight.
     o We purchased various continuing education subscriptions for back office departments.
     o We engaged a third-party public accounting firm to perform independent tests of controls and assist us in our evaluation of internal control over financial reporting.
     o    We modified and strengthened our existing internal Management's
          Discussion & Analysis (MD&A) process to include self-assessment certifications regarding disclosure controls and procedures and internal controls over financial reporting.
     o We hired a Vice President, Project Controls to help align our project reporting policies and procedures with our operational decisions and our financial reporting.
     o We hired a Vice President, Quality Assurance/Quality Control to help align our project reporting policies and procedures with our operational decisions and our financial reporting.
     o We created a monthly status report procedure as a part of the month-end financial close process.

     B. Status of Material Weakness

Although significant progress has been made in remediating this material weakness as described above, this weakness was not fully remediated as of December 31, 2007, due to a lack of sufficient knowledge and expertise in financial reporting to adequately handle complex or non-routine accounting issues. This issue has been identified as a material weakness in our evaluation of internal control over financial reporting as of December 31, 2007, as described below in "Management's Report on Internal Control over Financial
Reporting."

2. Deficiencies in the Company's Information Technology Access Controls.
------------------------------------------------------------------------

We did not maintain effective controls sufficient to prevent access by unauthorized personnel to end-user spreadsheets and other information technology programs and systems as of December 31, 2006.


     A. Actions Taken to Remediate the Weakness

We implemented the use of a password for access to any spreadsheets sent outside of the Accounting Department and established additional password controls specific to the Chief Financial Officer and Controller.

     B. Status of Material Weakness

The above material weakness was remediated as of December 31, 2007.

3. Deficiencies in the Company's Accounting System Controls.
------------------------------------------------------------

We did not effectively and accurately close the general ledger in a timely manner and we did not provide complete and accurate disclosure in our notes to financial statements as of December 31, 2006, as required by generally accepted accounting principles.

     A. Actions Taken to Remediate the Weakness

In addition to the actions listed above under "Deficiencies in the Company's
Control Environment," we took the following actions:

     o We engaged various third-party consultants to assist us with specific technical accounting issues to help ensure that our disclosures are complete and accurate in accordance with generally accepted accounting principles.
     o We implemented quarterly and annual disclosure checklists that are completed prior to the completion of our quarterly financial statements.

     B. Status of Material Weakness

Although significant progress has been made in remediating this material weakness as described above, this weakness was not fully remediated as of December 31, 2007, due to a lack of sufficient knowledge and expertise in financial reporting to adequately handle complex or non-routine accounting issues. This issue has been identified as a material weakness in our evaluation of internal control over financial reporting as of December 31, 2007, as described below in "Management's Report on Internal Control over Financial
Reporting."

4. Deficiencies in the Company's Controls Regarding Purchases and Expenditures.
-------------------------------------------------------------------------------

We did not maintain effective controls over the tracking of our commitments and actual expenditures with third-party subsidiaries on a timely basis as of December 31, 2006.


     A. Actions Taken to Remediate the Weakness

     o We implemented a commitments and contingencies questionnaire based on the criteria described in SFAS 5, "Accounting for Contingencies," that is completed as part of our quarterly internal MD&A process and that is provided to the Chief Executive Officer and Chief Financial Officer prior to completion of our periodic reports.
     o We have reinforced the purchase order process when making expenditures across the organization.
     o We have updated and reinforced our expenditure approval authority matrix.
     o We have incorporated into our monthly project review process a review of project purchase commitments.

     B. Status of Material Weakness

The above material weakness was remediated as of December 31, 2007.

5. Deficiencies in the Company's Controls Regarding Fixed-Price Contract
Information.
------------------------------------------------------------------------

We did not maintain effective controls over the complete, accurate, and timely processing of information relating to the estimated cost of fixed-price contracts as of December 31, 2006.

     A. Actions Taken to Remediate the Weakness

     o We added Fixed-Price Status Reports that are provided monthly as a part of our month-end financial close process.
     o Our Automation segment added a monthly project review to discuss the Fixed-Price Status Reports.
     o We issued guidance and procedures that address the requirements, standards and responsibilities for estimating and reporting project cost and schedules, including trending and forecasting required costs.
     o Our estimating department reinforced relationships with other execution centers, which perform independent assessments of estimates prior to formal issuance.
     o We established new standard project cost status reports to identify contract change order information and cost requirements and highlight man hour and cost variances, cost savings and current profitability of each project over $1 million in the Engineering segment (and soon to be implemented throughout the organization).
     o We incorporated a request for information on fixed-price projects over $500,000 in project value from the heads of our segments and corporate functions as part of our quarterly internal MD&A process, which is provided to the Chief Executive Officer and Chief Financial Officer prior to completion of our periodic reports.


     B. Status of Material Weakness

The above material weakness was remediated as of December 31, 2007.

6. Deficiencies in the Company's Revenue Recognition Controls.
--------------------------------------------------------------

We did not maintain effective policies and procedures relating to revenue recognition of fixed-price contracts as of December 31, 2006, which accounted for approximately 11% of the Company's revenues in 2006.

     A. Actions Taken to Remediate the Weakness

See "Deficiencies in the Company's Controls Regarding Fixed-Price Contract
Information" listed above.

     B. Status of Material Weakness

The above material weakness was remediated as of December 31, 2007.

7. Deficiencies in the Company's Controls over Income Taxes.
------------------------------------------------------------

We did not maintain sufficient internal controls to ensure that amounts provided for in our financial statements for income taxes accurately reflected our income tax position as of December 31, 2006.

     A. Actions Taken to Remediate the Weakness

See "Deficiencies in the Company's Control Environment" listed above.

     B. Status of Material Weakness

The above material weakness was remediated as of December 31, 2007.


     b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule
13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.
Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, although not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control--Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (the "COSO Framework"). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting as of December 31, 2007:

     o The Company lacks sufficient knowledge and expertise in financial reporting to adequately handle complex or non-routine accounting issues, resulting in the following:
          - Failure in a timely manner to properly evaluate goodwill for potential impairment in accordance with SFAS 142, "Goodwill and Other Intangible Assets."
          - Difficulty in obtaining timely resolution of SEC comments related to the above item, causing a delay in the Company's period-end closing process for its 2007 Form 10-K.
          - Failure to effectively utilize third-party specialists in a timely manner to assist with complex or non-routine accounting issues.

Based on the material weaknesses described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2007, was not effective.

The Company's independent registered public accounting firm, Hein & Associates, has issued the following attestation report on the Company's internal control over financial reporting.


                                    PART III
                                    --------


ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4), and
(d)(5) of Regulation S-K will appear under the captions "Election of Directors,"
"Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate
Governance" in our 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2008 Proxy Statement is incorporated herein by this reference.

We have adopted a written code of conduct that applies to our directors, officers, and employees. In addition, we have a code of ethics specific for our chief executive officer, chief financial officer, and senior accounting officers or persons performing similar functions. Both codes can be found on our web site, which is located at www.englobal.com, and are also exhibits to this report. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item
407 of Regulation S-K will appear under the captions "Director Compensation" and "Executive Compensation Tables" including "Compensation Discussion and
Analysis," "Compensation Committee Interlocks and Insider Participation" and
"Compensation Committee Report" in our 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2008 Proxy Statement is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings "Beneficial Ownership of Common Stock" and "Securities
Authorized for Issuance under Equity Compensation Plans" in our 2008 Proxy
Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2008 Proxy Statement is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2008 Proxy
Statement is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption "Principal Auditor Fees and Services" in our 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this
Item 14, the 2008 Proxy Statement is incorporated herein by this reference.



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

     (a)(3) Exhibits







                                                EXHIBIT INDEX

                                                                        Incorporated by Reference to:
                                                              ------------------------------------------------
                                                                                         Filing
                                                               Form or                  Date with     SEC File
                                                              Schedule    Exhibit No.      SEC         Number
                                                              --------    -----------   ---------     --------
Exhibit No.                Description
-----------                -----------

    3.1  Restated Articles of Incorporation of                  10-Q          3.1       11/14/02     001-14217
         ENGlobal Corporation

    3.2  Amendment to the Restated Articles of                8-A12B          3.1       12/17/07     001-14217
         Incorporation of the Registrant, filed with the
         Nevada Secretary of State on June 2, 2006

   *3.3  Amended and Restated Bylaws of Registrant dated
         November 6, 2007

    4.1  Specimen common stock certificate                       S-3          4.1       10/31/05     333-129336

    4.2  Registration Rights Agreement, dated as of              S-3          4.2       10/31/05     333-129336
         September 29, 2005, by and among ENGlobal
         Corporation and Certain Investors named therein

    4.3  Securities Purchase Agreement, dated                    S-3          4.5       10/31/05     333-129336
         September 29, 2005, by and between Tontine
         Capital Partners, L.P. and Registrant

    4.4  Form of Subscription Agreement by and among             S-3          4.6       10/31/05     333-129336
         Registrant, Michael L. Burrow, Alliance 2000,
         Ltd. and certain subscribers

   10.1  Option Pool Agreement between Industrial Data         10-KSB        10.48      4/1/02       001-14217
         Systems Corporation and Alliance 2000, Ltd. dated
         December 21, 2001

  *10.2  Amended and Restated Alliance Stock Option Pool
         Agreement effective December 20, 2006

   10.3  Second Amended and Restated Alliance Stock Option       8-K          10.2      5/23/07      001-14217
         Agreement dated effective December 20, 2006

   10.4  Second Amended and Restated Lease Agreement            10-Q         10.63      8/12/02      001-14217
         between Petrocon Engineering, Inc. and Corporate
         Property Associates 4dated February 28, 2002
         (Exec I)

   10.5  Guaranty and Suretyship Agreement between              10-Q         10.64      8/12/02      001-14217
         Industrial Data Systems Corporation and Corporate
         Property Associates 4 dated April 26, 2002 (Exec
         I)

  *10.6  Amended and Restated 1998 Incentive Plan dated
         June 8, 2006

  *10.7  First Amendment to the Amended and Restated 1998
         Incentive Plan dated June 14, 2007

  *10.8  Form of ENGlobal Corporation Incentive Stock
         Option Award Agreement of 1998 Incentive Plan

   10.9  Form of ENGlobal Corporation Non-qualified Stock        S-8         10.80      8/24/05      333-127803
         Option Agreement Granted Outside of 1998
         Incentive Plan

  10.10  Lease Agreement between Petrocon Engineering,          10-Q         10.66      11/14/02     001-14217
         Inc. and Phelan Investments on July 25, 2002
         (Exec III)


                                                                        Incorporated by Reference to:
                                                              ------------------------------------------------
                                                                                         Filing
                                                               Form or                  Date with     SEC File
                                                              Schedule    Exhibit No.      SEC         Number
                                                              --------    -----------   ---------     --------
Exhibit No.                Description
-----------                -----------

 *10.11  Lease Agreement between Oral Roberts University
         and ENGlobal Engineering, Inc. dated January 27,
         2005

  10.12  First Amendment to the Lease Agreement between        10-K/A        10.26      03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated April 5, 2005

  10.13  Second Amendment to the Lease Agreement between       10-K/A        10.27      03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated June 15, 2005

  10.14  Third Amendment to the Lease Agreement between        10-K/A        10.28      03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated December 28, 2005

  10.15  Fourth Amendment to the Lease Agreement between       10-K/A        10.29      03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated February 27, 2006

  10.16  Fifth Amendment to the Lease Agreement between        10-K/A        10.30      03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated July 28, 2006

 *10.17 Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering,
         Inc. dated June 20, 2007

  10.18  Credit Agreement by and between Comerica Bank and      10-Q          10.1      11/09/07     001-14217
         ENGlobal Corporation and it subsidiaries dated
         August 8, 2007

  10.19  Hand Note between South Louisiana Ethanol LLC and      10-Q          10.2      11/09/07     001-14217
         ENGlobal Engineering, Inc dated October 22, 2007

  10.20  Collateral Mortgage between South Louisiana            10-Q          10.3      11/09/07     001-14217
         Ethanol LLC, and ENGlobal Engineering, Inc. dated
         August 26, 2007

  10.21  Collateral Mortgage between South Louisiana            10-Q          10.4      6/14/07      001-14217
         Ethanol LLC and ENGlobal Engineering, Inc. dated
         August 31, 2007

  10.22  Amended and Restated ENGlobal 401(k) Plan             10-K/A        10.22      03/29/07     001-14217
         effective October 1, 2005

  10.23  First Amendment of the ENGlobal 401(k) Plan           10-K/A        10.21      03/29/07     001-14217
         effective December 21, 2001

  10.24  Second Amendment to the ENGlobal 401(k) Plan          10-K/A        10.23      03/29/07     001-14217
         effective April 1, 2006

  10.25  Third Amendment to the ENGlobal 401(k) Plan           10-K/A        10.24      03/29/07     001-14217
         effective July 1, 2006

  10.26  Regulations Amendment to the ENGlobal 401(k) Plan      10-K         10.21      03/16/07     001-14217
         effective January 1, 2006


                                                                        Incorporated by Reference to:
                                                              ------------------------------------------------
                                                                                         Filing
                                                               Form or                  Date with     SEC File
                                                              Schedule    Exhibit No.      SEC         Number
                                                              --------    -----------   ---------     --------
Exhibit No.                Description
-----------                -----------

  10.27  ENGlobal Corporation Key Manager Incentive Plan         8-K         10.43      04/10/07     001-14217
         effective January 1, 2007

  10.28  ENGlobal Corporation Key Executive Employment         10-K/A        10.39      03/29/07     001-14217
         Agreement (W. Coskey) effective January 1, 2006

  10.29  ENGlobal Corporation Key Executive Employment         10-K/A        10.42      03/29/07     001-14217
         Agreement (Robert Raiford) effective
         January 1, 2006

  10.30  Separation Agreement and Release between ENGlobal       8-K          10.1      05/23/07     001-14217
         Corporation and Michael L. Burrow dated April 2,
         2007

 *11.1   Statement Regarding Computation of Per Share
         Earnings is included as Note 2 to the Notes to Consolidated Financial Statements

 *14.1   ENGlobal Corporation Code of Business Conduct and
         Ethics dated August 6, 2007

 *14.2   ENGlobal Corporation Code of Ethics for Chief
         Executive Officer and Senior Financial Officers dated August 6, 2007

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








                                                     106

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal CORPORATION

Dated:   March 27, 2008
                                        By:  //s// William A Coskey
                                             William A. Coskey, P.E.,
                                             Chief Executive Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                        By:  //s// William A. Coskey
                                             William A. Coskey, P.E.
                                             Chief Executive Officer, Director

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