Form 10-Q
period 2008-03-31
ENGLOBAL CORP
filed 2008-05-07
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):
     Large Accelerated Filer [ ]               Accelerated Filer [X]
     Non-Accelerated Filer   [ ]               Smaller Reporting Company [ ]
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of April 30, 2008.
     $0.001 Par Value Common Stock                     27,063,541 shares


                                         QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE PERIOD ENDED MARCH 31, 2008

                                               TABLE OF CONTENTS


                                                                                                          Page
                                                                                                         Number
                                                                                                         ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months Ended
                      March 31, 2008 and March 31, 2007                                                       3

                  Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007               4

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 2008 and March 31, 2007                                                 5

                  Notes to Condensed Consolidated Financial Statements                                     6-10

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   11-22
                           Engineering Segment Results                                                       18
                           Construction Segment Results                                                      20
                           Automation Segment Results                                                        21
                           Land Segment Results                                                              22

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 23

       Item 4.    Controls and Procedures                                                                 23-24

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                          25

       Item 1A.   Risk Factors                                                                               25

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                25

       Item 3.    Defaults Upon Senior Securities                                                            25

       Item 4.    Submission of Matters to a Vote of Security Holders                                        25

       Item 5.    Other Information                                                                          25

       Item 6.    Exhibits                                                                                   25

                   Signatures                                                                                26



                            PART I. - FINANCIAL INFORMATION
                            -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                 ENGlobal Corporation
                      Condensed Consolidated Statements Of Income
                                      (Unaudited)
                                (Dollars in Thousands)

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                  --------------------
                                                                    2008        2007
                                                                  --------    --------

Revenues                                                          $ 98,166    $ 81,659
Direct costs                                                        83,820      68,382
                                                                  --------    --------
Gross Profit                                                        14,346      13,277

Selling, general and administrative                                  7,226       7,744
                                                                  --------    --------
Operating income                                                     7,120       5,533

Other Income (Expense):
     Other income (expense)                                             26          --
     Interest income (expense), net                                   (483)       (560)
                                                                  --------    --------
Income before Income Taxes                                           6,663       4,973

Provision for Federal and State Income Taxes                         2,660       1,818
                                                                  --------    --------

Net Income                                                        $  4,003    $  3,155
                                                                  ========    ========

Net Income Per Common Share:
     Basic                                                        $   0.15    $   0.12
     Diluted                                                      $   0.15    $   0.12

Weighted Average Shares Used in Computing Net Income Per Share:
     Basic                                                          27,060      26,809
     Diluted                                                        27,527      27,260



   See accompanying notes to interim condensed consolidated financial statements.


                                          ENGlobal Corporation
                                  Condensed Consolidated Balance Sheets
                                         (Dollars in Thousands)

                                                 ASSETS
                                                 ------
                                                                                    March 31,  December 31,
                                                                                      2008         2007
Current Assets:                                                                   (unaudited)   (audited)
                                                                                   ---------    ---------

     Cash                                                                          $   2,019    $     908
     Trade receivables, net                                                           67,186       64,141
     Prepaid expenses and other current assets                                         1,794        2,125
     Current portion of notes receivable                                                 155          154
     Costs and estimated earnings in excess of billings on uncompleted contracts       6,751        6,981
     Deferred tax asset                                                                3,081        3,081
                                                                                   ---------    ---------
         Total Current Assets                                                         80,986       77,390

Property and Equipment, net                                                            6,220        6,472
Goodwill                                                                              20,048       19,926
Other Intangible Assets, net                                                           3,718        4,112
Long term notes receivable, net of current portion                                    10,546       10,593
Deferred tax asset, non-current                                                           90           77
Other Assets                                                                           1,107        1,020
                                                                                   ---------    ---------

         Total Assets                                                              $ 122,715    $ 119,590
                                                                                   =========    =========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
Current Liabilities:
     Accounts payable                                                              $   7,630    $  10,482
     Accrued compensation and benefits                                                15,270       16,182
     Notes payable                                                                       569          931
     Current portion of long-term debt                                                 1,442        1,508
     Deferred rent                                                                       527          558
     Billings and estimated earnings in excess of costs on uncompleted contracts         922          963
     Other liabilities and taxes payable                                               5,309        3,851
                                                                                   ---------    ---------
         Total Current Liabilities                                                    31,669       34,475

Long-Term Debt, net of current portion                                                30,884       29,318
                                                                                   ---------    ---------

         Total Liabilities                                                            62,553       63,793
                                                                                   ---------    ---------

Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,063,541 and 27,051,766 shares issued and outstanding at March 31, 2008 and
        December 31, 2007, respectively                                                   28           28
     Additional paid-in capital                                                       34,003       33,593
     Retained earnings                                                                26,184       22,181
     Accumulated other comprehensive income (loss)                                       (53)          (5)
                                                                                   ---------    ---------

         Total Stockholders' Equity                                                   60,162       55,797
                                                                                   ---------    ---------

         Total Liabilities and Stockholders' Equity                                $ 122,715    $ 119,590
                                                                                   =========    =========


            See accompanying notes to interim condensed consolidated financial statements.


                                   ENGlobal Corporation
                      Condensed Consolidated Statements Of Cash Flows
                                        (Unaudited)
                                  (Dollars in Thousands)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         2008        2007
                                                                       --------    --------
Cash Flows from Operating Activities:
     Net income                                                        $  4,003    $  3,155
     Adjustments to reconcile net income to net cash provided (used)
         by operating activities:
         Depreciation and amortization                                    1,111       1,069
         Share based compensation expense                                   387         233
         Gain on disposal of property, plant and equipment                   (1)        (14)
         Deferred income taxes                                              (90)        (39)
     Changes in current assets and liabilities, net of acquisitions:
         Trade receivables                                               (3,044)     (3,866)
         Billings and estimated earnings in excess of costs                 230      (2,679)
         Prepaid expenses and other assets                                  298        (462)
         Accounts payable                                                (2,851)     (4,036)
         Accrued compensation and benefits                                 (913)        593
         Billings in excess of costs and estimated earnings                 (41)      1,157
         Other liabilities                                                 (903)     (1,775)
         Income taxes receivable/payable                                  2,210       1,732
                                                                       --------    --------
               Net cash provided (used) by operating activities             396      (4,932)
                                                                       --------    --------
Cash Flows from Investing Activities:
     Property and equipment acquired                                       (445)       (574)
     Proceeds from sale of equipment                                         --          48
     Proceeds from note receivable                                           46           8
     Proceeds from sale of other assets                                       1          90
                                                                       --------    --------

         Net cash used in investing activities                             (398)       (428)
                                                                       --------    --------
Cash Flows from Financing Activities:
     Borrowings on line of credit                                        64,078      39,412
     Payments on line of credit                                         (62,235)    (33,759)
     Proceeds from issuance of common stock                                  23          42
     Long-term debt repayments                                             (705)       (817)
                                                                       --------    --------

         Net cash provided by financing activities                        1,161       4,878
                                                                       --------    --------
Effect of Exchange Rate Changes on Cash                                     (48)         29
                                                                       --------    --------
         Net change in cash                                               1,111        (453)
Cash, at beginning of period                                                908       1,403
                                                                       --------    --------
Cash, at end of period                                                 $  2,019    $    950
                                                                       ========    ========

Supplemental Disclosures:
         Interest paid                                                 $    393    $    354
                                                                       --------    --------
         Income taxes paid                                             $    575    $   (135)
                                                                       --------    --------


     See accompanying notes to interim condensed consolidated financial statements.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of ENGlobal Corporation
     (which may be referred to as "ENGlobal," the "Company," "we," "us," or "our") included herein, are unaudited for the three-month periods ended
     March 31, 2008 and 2007. These financial statements reflect all adjustments
     (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28,
     2008. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE 2 - CRITICAL ACCOUNTING POLICIES

     A summary of critical accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in our 2007 Annual Report on
     Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and
     Analysis of Financial Condition and Results of Operation in our 2007 Annual
     Report on Form 10-K.

NOTE 3 - STOCK BASED COMPENSATION

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

     In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $387,000 and $233,000 was recorded in the three months ended March 31, 2008, and March 31, 2007, respectively.
     The total stock-based compensation expense was recorded in selling, general and administrative expense. The total income tax benefit recognized in the condensed consolidated statements of income for the stock-based arrangements was $90,000 and $39,000 for the three months ended March 31, 2008, and March 31, 2007, respectively.

     The total fair value of vested options outstanding as of March 31, 2008 and 2007 was $4.6 million and $6.5 million, respectively. The average closing price per share of our common stock for the three months ended March 31, 2008 and 2007 was $9.26 per share and $6.00 per share, respectively. Our common stock was quoted on the NASDAQ Global Select market during the three months ended March 31, 2008 and on the American Stock Exchange during the three months ended March 31, 2007.

     Stock Option and Incentive Plans

     The Company maintains a stock option plan (the "Option Plan") under which the Company may issue incentive stock options to employees and non-employee directors. Under the Option Plan, a maximum of 3,250,000 shares of our common stock was approved to be issued or transferred to certain non-employee directors, officers and employees pursuant to stock based awards granted. As of March 31, 2008, 482,494 shares remain available for grant under the Option Plan.

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


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


     Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options have vested generally over one year for non-employee directors and ratably over four years for officers and employees. The granted options generally have ten year contractual terms.

     Compensation expense of $1.6 million related to previously granted stock option awards which are non-vested had not yet been recognized at March 31, 2008. This compensation expense is expected to be recognized over a weighted-average period of approximately 30 months.

     The following summarizes stock option activity for the first quarter of 2008:

                                                    Weighted   Weighted Average
                                                    Average       Remaining       Aggregate
                                      Number of     Exercise     Contractual     Intrinsic *
                                       Options       Price       Term (Years)   Value (000's)
                                     ----------    ----------    ------------   -------------
     Balance at December 31, 2007     1,306,500    $     6.26           7.4      $    3,920
         Granted                        140,000          9.44          10.0              --
         Exercised                      (11,775)         1.98            --             (86)
         Canceled or expired                 --            --            --              --
                                     ----------    ----------      --------      ----------

     Balance at March 31, 2008        1,434,725    $     6.61           7.2      $    3,802
                                     ==========    ==========      ========      ==========

     Exercisable at March 31, 2008    1,115,525    $     5.79           7.0      $    3,871
                                     ==========    ==========      ========      ==========


     *Based on average stock price for the first quarter 2008 of $9.26 per share. The average stock price for the same period in 2007 was $6.00 per share.

     The total intrinsic value of options exercised was $86,000 and $77,000 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2008 and December 31, 2007:
                                                                                  March 31,  December 31,
                                                                                    2008        2007
                                                                                  ----------------------
                                                                                  (Dollars in Thousands)
                                                                                  ----------------------

     Costs incurred on uncompleted contracts                                       $ 74,374    $ 74,599
     Estimated earnings (losses) on uncompleted contracts                            (1,390)     (1,686)
                                                                                   --------    --------
         Earned revenues                                                             72,984      72,913
     Less: Billings to date                                                          67,155      66,895
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  5,829    $  6,018
                                                                                   ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts   $  6,751    $  6,981
     Billings and estimated earnings in excess of cost on uncompleted contracts        (922)       (963)
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  5,829    $  6,018
                                                                                   ========    ========

     Estimated losses on uncompleted contracts are related to a large EPC contract, discussed in our 2007 Annual Report on Form 10-K and 2006 Annual
     Report on Form 10-K/A and are pending final resolution.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 5 - LINE OF CREDIT AND DEBT

                                                                                               March 31,  December 31,
                                                                                                 2008        2007
                                                                                              ----------------------
                                                                                              (Dollars in Thousands)
                                                                                              ----------------------
     Schedule of Long-Term Debt:

         Comerica Credit Facility - Line of credit, variable interest at 5.0% at March 31,
            2008, maturing in July 2010                                                        $ 29,678    $ 27,835
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008           45          60
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                     575         667
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                        296         382
         Michael Lee - Note payable, interest at 5%, principal payments in installments of
            $150,000 plus interest due quarterly, maturing in July 2010                           1,350       1,500
         Watco Management, Inc. - Note payable, interest at 4%, principal payments in
            installments of $137,745 including interest annually, maturing in October 2010          382         382
                                                                                               --------    --------

              Total long-term debt                                                               32,326      30,826
              Less: Current maturities                                                           (1,442)     (1,508)
                                                                                               --------    --------

              Long-term debt, net of current portion                                           $ 30,884    $ 29,318
                                                                                               ========    ========

NOTE 6 - SEGMENT INFORMATION

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

     Our Corporate segment includes costs related to business development, investor relations/governance, executive functions, finance, accounting, safety, human resources and information technology that are not specifically attributable to one of the four operating segments but do support corporate activities and initiatives. Revenue and operating income for each segment are set forth in the following table.

                                       8

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


        Note 6 - Segment Information (continued)            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2008        2007
                                                           --------    --------
                                                          (Dollars in Thousands)
        Revenue:
                 Engineering                               $ 52,029    $ 51,449
                 Construction                                26,900      13,785
                 Automation                                  10,402       9,538
                 Land                                         8,835       6,887
                                                           --------    --------
                       Total revenue                       $ 98,166    $ 81,659
                                                           ========    ========

        Operating income (loss):
                 Engineering                               $  8,587    $  7,297
                 Construction                                 1,325       1,455
                 Automation                                     412         (64)
                 Land                                           715         667
                 Corporate                                   (3,919)     (3,822)
                                                           --------    --------
                       Total operating income              $  7,120    $  5,533
                                                           ========    ========

     Financial information about geographic areas
     --------------------------------------------
     Revenue from the Company's non-U.S. operations is currently not material. Long-lived assets (principally leasehold improvements and computer equipment) outside the United States were $79,000 as of March 31, 2008, net of accumulated depreciation, stated in U.S. dollars.

NOTE 7 - FEDERAL INCOME TAXES

     The components of income tax expense (benefit) for the three months ended March 31, 2008 and 2007 were as follows:

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   2008          2007
                                                 --------      --------
                                                 (Dollars in Thousands)

        Current                                   $ 2,750       $ 1,857
        Deferred                                      (90)          (39)
                                                  -------       -------
               Total tax provision                $ 2,660       $ 1,818
                                                  =======       =======

NOTE 8 - EARNINGS PER SHARE

     The following table reconciles the denominator used to compute basic earnings per share to the denominator used to compute diluted earnings per share ("EPS").

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2008      2007
                                                              --------  --------
                                                                (in thousands)
        Weighted average shares outstanding
                 (denominator used to compute basic EPS)        27,060   26,809
        Effect of employee and outside director stock options      467      451
                                                                ------   ------

        Denominator used to compute diluted EPS                 27,527   27,260
                                                                ======   ======

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 9 -CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with certain of its executive officers and certain other officers. Such agreements provide for minimum salary levels. If the Company terminates the employment of the employee for any reason other than (1) for cause, as defined in the employment agreement, (2) voluntary resignation, or (3) the employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of the non-compete. These agreements are renewable for one year at the Company's option.

     Litigation

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. As of the date of this filing, we are party to several legal proceedings that we believe have been reserved for or are covered by insurance, or that, if determined adversely to us individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position.

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

     Long-term Note Receivable

     In the first quarter of 2007, ENGlobal Engineering, Inc. ("EEI") and South Louisiana Ethanol, LLC ("SLE") executed an agreement for EPC services relating to the retro-fit of an ethanol plant in southern Louisiana. The history of the SLE project (the "Project") is described in Note 12 to the Company's financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Third Quarter 10-Q") and is discussed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Forward-Looking Statements
  --------------------------

     Certain information contained in this Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; customer retention; project reversals; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words "anticipate," "believe," "estimate," "expect," "may," and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the notes thereto, included in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

  MD&A Overview
  -------------

     The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months ended March 31, 2008, compared to the corresponding period in 2007.

                                           During the three-month period
                                                ended March 31, 2008
                                           -----------------------------

          Revenue                                  Increased 20.2%

          Gross profit                             Increased  7.5%

          Operating income                         Increased 29.1%

          SG&A expense                             Decreased  6.5%

          Net income                               Increased 25.0%

     Long-term debt, net of current portion, increased 5.5%, or $1.6 million, from $29.3 million at December 31, 2007 to $30.9 million at March 31, 2008, however, as a percentage of stockholders' equity, long-term debt decreased to 51.3% from 52.5% at these same dates. The increase in long-term debt is primarily related to the $1.9 million increase in our line of credit supporting our growth and the timing difference between meeting short-term bi-weekly payroll obligations and collections of associated trade receivables. On average, our day's sales outstanding increased to 62 days for the three-month period ended March 31, 2008, from 61 days at December 31, 2007, but decreased from 71 days for the comparable three-month period in 2007. The Company continues to work toward improving billing and collection processes.

     Total stockholders' equity increased 7.9%, or $4.4 million, from $55.8 million as of December 31, 2007 to $60.2 million as of March 31, 2008.


Management's Discussion and Analysis (continued)
------------------------------------------------

             Consolidated Results of Operations for the Three Months
                          Ended March 31, 2008 and 2007
                                   (Unaudited)
                             (Dollars in Thousands)

                                                     Three Months Ended
                                                           March 31,
                                          ----------------------------------------
                                                  2008                2007
                                          ----------------------------------------

Revenue:
     Engineering                          $  52,029   53.0 %   $  51,449    63.0 %
     Construction                            26,900   27.4 %      13,785    16.9 %
     Automation                              10,402   10.6 %       9,538    11.7 %
     Land                                     8,835    9.0 %       6,887     8.4 %
                                          --------- ------     ---------  ------
              Total revenue               $  98,166  100.0 %   $  81,659   100.0 %
                                          ========= ------     =========  ------

Gross profit:
     Engineering                          $   9,882   10.1 %   $   9,164    11.2 %
     Construction                             2,028    2.1 %       2,082     2.6 %
     Automation                               1,044    1.1 %         781     1.0 %
     Land                                     1,392    1.4 %       1,250     1.5 %
                                          --------- ------     ---------  ------
               Total gross profit            14,346   14.7 %      13,277    16.3 %
                                          --------- ------     ---------  ------

SG&A expense:
     Engineering                              1,295    1.3 %       1,867     2.3 %
     Construction                               703    0.7 %         627     0.8 %
     Automation                                 632    0.6 %         845     1.0 %
     Land                                       677    0.7 %         583     0.7 %
     Corporate                                3,919    4.0 %       3,822     4.7 %
                                          --------- ------     ---------  ------
              Total SG&A expense              7,226    7.3 %       7,744     9.5 %
                                          --------- ------     ---------  ------

Operating income:
     Engineering                              8,587    8.8 %       7,297     8.9 %
     Construction                             1,325    1.4 %       1,455     1.8 %
     Automation                                 412    0.5 %         (64)    0.0 %
     Land                                       715    0.7 %         667     0.8 %
     Corporate                               (3,919)  (4.0)%      (3,822)   (4.7)%
                                          ---------- ------    ---------  ------
              Total operating income          7,120    7.4 %       5,533     6.8 %
                                          ---------- ------    ---------  ------

Other income (expense), net                    (457)  (0.6)%        (560)   (0.7)%
Tax provision                                (2,660)  (2.7)%      (1,818)   (2.2)%
                                          --------- ------     ---------  ------

              Net income                  $   4,003    4.1 %   $   3,155     3.9 %
                                          =========            =========

The percentages shown in the table above represent each segment's portion of the gross profit, SG&A and operating income as a percentage of the Company's total revenue for each respective period.


                                       12

------------------------------------------------

                                                      March 31,    March 31,
Quarter-to-Quarter Balance Sheet Comparisons:           2008         2007
                                                      ----------------------
                                                      (Dollars in Thousands)
                                                      ----------------------

     Working capital                                  $ 49,317     $ 44,215

     Total assets                                     $122,715     $111,201

     Long-term debt, net of current portion           $ 30,884     $ 32,474

     Stockholders' equity                             $ 60,162     $ 44,321


     We recorded net income of $4.0 million, or $0.15 per diluted share for the three months ended March 31, 2008, compared to net income of $3.2 million, or $0.12 per diluted share for the corresponding period last year.

     The Company recognizes service revenue as soon as the services are performed. The majority of the Company's service revenues have historically been provided through cost-plus contracts whereas a majority of our fabrication and turnkey EPC projects revenue is earned on fixed-price contracts. Approximately $8.1 million in fixed-price revenue was recognized in the three-month period ended March 31, 2008, compared to $8.9 million of similar revenue in the same period in 2007. Of the fixed-price revenue, $46,000 and $1.8 million for the three-month period ending March 31, 2008 and March 31, 2007, respectively, were related to the two projects with recorded losses during 2006.

     Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

     In the course of providing our services, we routinely provide engineering, materials, and equipment and may provide construction services on a direct hire or subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of business trends.

     Operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations.

     Corporate SG&A expense is comprised primarily of business development costs, as well as costs related to the executive, investor relations/governance, finance, accounting, safety, human resources, project controls, legal and information technology departments and other costs generally unrelated to specific client projects, but which are incurred to support corporate activities and initiatives.

  Industry Overview:

     Many ENGlobal offices have benefited from the strong downstream refinery market. We expect significant capital projects to be generated by refinery operators over the next several years and we will continue to research other markets that value our services. Overall, projects related to increasing refining capacity and the utilization of heavy or sour crude oil have trended upward, while projects to satisfy environmental mandates have trended downward. Given that global demand for oil products has tightened the supply of both crude oil as well as refined products, we believe each of ENGlobal's business segments is well positioned within the industry as capacity increase and modernization projects are undertaken in the United States.

------------------------------------------------

     The downstream petrochemical industry has historically been a good source of projects for ENGlobal. While not currently as robust as the refining market, we have seen a recent increase in both maintenance and capital spending after several years of relative inactivity. We believe that major grassroots petrochemical projects will continue to be undertaken overseas, either closer to product demand in emerging economies, or located closer to less expensive feed stocks. We expect for the foreseeable future, that petrochemical work undertaken in the U.S. will consist of smaller capital projects or be maintenance related.

     Despite past downturns in the industry, pipeline projects have remained constant for the most part, and we have recently seen a significant increase in project activity. From an engineering perspective, pipeline projects tend to require less engineering man hours than similar sized downstream projects. However, ENGlobal provides several services such as right-of-way acquisition, inspection and construction management that are in addition to its pipeline related engineering services. However the drivers we see behind growth in domestic pipeline activity include: 1) Natural gas transportation away from the Rocky Mountain area as well as from new gas fields in other parts of the country, 2) Natural gas transportation related to LNG import facilities, 3) Movement of heavy Canadian crude oil into the U.S., and 4) Movement of refined products from Gulf Coast refineries to the Midwest and Northeast.

     The country's focus on alternative energy has presented the Company with many new project opportunities. The North American Industrial Project Spending Index has recently indicated that capital spending for all alternative energy projects exceeds that for refining and pipeline combined. To date, ENGlobal has mainly focused its efforts on biomass process, such as those related to the production of ethanol and biodiesel, coal to liquids, along with the utilization of refinery petroleum coke as an energy source. In addition, the Company sees a good opportunity in solar energy in the coming years, both by performing project services on solar collector facilities, as well as facilities for the production of polysilicon, used in photo voltaic cells. Most of our work on alternative energy project is not for our traditional large client base, but instead for financially backed developers

  Revenue:

     Revenue increased $16.5 million, or 20.2%, to $98.2 million for the three months ended March 31, 2008 from $81.7 million for the comparable prior year period with approximately $0.6 million of the increase attributable to our Engineering segment, $13.1 million of the increase attributable to our Construction segment, $0.9 million of the increase attributable to our Automation segment and $1.9 million of the increase attributable to our Land segment. This is discussed further in our segment information.

  Gross Profit:

     Gross profit increased $1.0 million, or 7.5%, to $14.3 million for the three months ended March 31, 2008 from $13.3 million for the comparable prior year period. Approximately $2.7 million of the increase in gross profit was due to the $16.5 million increase in revenue offset by approximately $1.7 million in higher costs and lower margins.

     As a percentage of revenue, gross profit decreased 1.6% from 16.3% for the three months ended March 31, 2007 to 14.7% for the quarter ended March 31, 2008. The decrease in gross profit margin as a percentage of revenue was primarily related to a shift in revenue mix quarter-over-quarter resulting from a 119% increase in lower margin Inspection revenue within our Construction segment.

  Selling, General, and Administrative:

     As a percentage of revenue, SG&A expense decreased 2.2% to 7.3% for the three months ended March 31, 2008 from 9.5% for the comparable period in 2007. Total expense for SG&A decreased $0.5 million, or 6.5%, to $7.2 million for the three months ended March 31, 2008 from $7.7 million for the comparable prior year period.

     As a percentage of revenue, Operating SG&A expense decreased 1.5% to 3.3% for the three months ended March 31, 2008 from 4.8% for comparable prior year period. Operating SG&A expense decreased approximately $0.6 million quarter-over-quarter primarily due to $0.3 million in employee and associated costs re-classified to direct expense, $0.2 million in non-recurring costs associated with closing the Dallas office during the quarter ended March 31, 2007, and $0.1 million in lower bad debt expense.

------------------------------------------------

     As a percentage of revenue, Corporate SG&A expense decreased 0.7% to 4.0% for the three months ended March 31, 2008 from 4.7% for the comparable prior year period. Corporate SG&A expense increased approximately $0.1 million, or 2.6%, to $3.9 million for the three months ended March 31, 2008 from $3.8 million for the comparable prior year period. The increase over the prior year's Corporate SG&A was related to increases of approximately $151,000 related to stock compensation expense and $125,000 in depreciation and amortization expense, offset by reduced costs of approximately $91,000 in salaries and other employee expenses, $44,000 in facilities expense and $84,000 in professional services.

  Operating Income:

     Operating income increased approximately $1.6 million, or 29.1%, to $7.1 million for the three months ended March 31, 2008 from $5.5 million compared to the same period in 2007. As a percentage of revenue, operating income increased 0.6% to 7.4% for the three months ended March 31, 2008 from 6.8% for the comparable prior year period.

  Other Expense, net:

     Other expense decreased $0.1 million, to $0.5 million for the three months ended March 31, 2008 from $0.6 million for the comparable prior year period, primarily due to lower net interest expense related to lower interest rates on our Credit Facility.

   Tax Provision:

     Income tax expense increased $0.9 million, or 50.0%, to $2.7 million for the three months ended March 31, 2008 from $1.8 million for the comparable prior year period. The estimated effective tax rate was 39.9% for the three-month period ended March 31, 2008 compared to 36.6% for the comparable prior year quarterly period and 39.7% for the twelve-month period ended December 31, 2007.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences. Estimates at March 31, 2008 are based on results of the 2007 year-end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2008.

  Net Income:

     Net income for the three months ended March 31, 2008 increased $0.8 million, or 25.0%, to $4.0 million from $3.2 million for the comparable prior year period. As a percentage of revenue, net income increased 0.2% to 4.1% for the three-month period ended March 31, 2008 from 3.9% for the period ended March 31, 2007.

  Liquidity and Capital Resources
  -------------------------------

  Overview

     The Company defines liquidity as its ability to pay liabilities as they become due, fund the business operations and meet monetary contractual obligations. Our primary source of liquidity during the period ended March 31, 2008 was borrowings under our senior revolving Credit Facility, also discussed under Note 8 - Line of Credit and Debt, to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K. Cash on hand at March 31, 2008 totaled $2.0 million and availability under the Credit Facility totaled $20.1 million resulting in total liquidity of $22.1 million. As of March 31, 2008, management believes the Company's cash position is sufficient to meet its working capital requirements for the next 12 months. However, cash and the availability of cash could be materially restricted if:

          (1)  circumstances prevent the timely internal processing of invoices,
          (2) amounts billed are not collected or are not collected in a timely manner,
          (3) project mix shifts from cost-reimbursable to fixed-price contracts during periods of growth,
          (4)  the Company loses one or more of its major customers,
          (5) the Company experiences material cost overruns on fixed-price contracts,
          (6) our client mix shifts from our historical owner-operator client base to more developer based clients,
          (7)  acquisitions are not integrated timely, or
          (8)  we not able to meet the covenants of the Credit Facility.

     If any such event occurs, we would be forced to consider alternative financing options.

------------------------------------------------

  Cash Flows from Operating Activities:

     Operations generated approximately $0.4 million in net cash for the three-month period ended March 31, 2008, compared with net cash used for operations of $4.9 million during the same period in 2007. Unfavorable changes in working capital accounts during the period negatively impacted cash flows from operating activities. The primary changes in working capital were due to the following:
          o Increased Trade Receivables - The increase was primarily the result of increased operating activity. Our collections on past due Accounts Receivable balances continue to improve and management does not expect any material collection issues in the future.
          o Decreased Accounts Payable - The decrease was primarily due to $1.9 million in scheduled vendor and sub-contractor payments related to the SLE project, which was terminated during the third quarter of 2007. An additional $2.0 million in similar payments are scheduled to be made during the second quarter of 2008, which we anticipate will complete our current material cash commitments related to the SLE project.

     During the quarter, the line of credit increased by $1.9 million from $27.8 million as of December 31, 2007 to $29.7 million as of March 31, 2008.

     Our average day's sales outstanding ("DSO") was 62 days for the three-month period ended March 31, 2008 compared to 71 days for the comparable three-month period in 2007 and 61 days for the twelve months ended December 31, 2007.

  Cash Flows from Investing Activities:

     Investing activities used $398,000 in cash for the three-month period ended March 31, 2008, compared to $429,000 cash used during the same period in 2007. The Company's primary use of invested capital during both periods was for capital expenditures, mainly computers and technical software applications. Future investing activities are anticipated to remain consistent with prior years and include expenditures for capital leasehold improvements, technical applications software, and equipment, such as upgrades to computers. Our Credit Facility limits annual capital expenditures to $3.25 million.

  Cash Flows from Financing Activities:

     Financing activities provided $1.2 million in cash for the three-month period ended March 31, 2008, compared to $4.9 million in cash provided during the same period in 2007. In the first quarter of 2008, the Company increased its outstanding line of credit by $1.9 million for working capital needs compared to an increase of $5.6 million in its outstanding line of credit for the same period in 2007.

  Senior Revolving Credit Facility:

     Our Credit Facility is used primarily to satisfy changes in working capital needs and requirements for the issuance of letters of credit. At March 31, 2008, the capacity of the Credit Facility was $50.0 million with an outstanding balance of $29.7 million and one letter of credit outstanding in the amount of $247,000 to cover self-insured deductibles under both our general liability and workers' compensation insurance policies. The letter of credit was issued in November 2007 and covers the policy period from September 30, 2007 through September 30, 2008. The remaining borrowings available under the Credit Facility as of March 31, 2008 were $20.1 million after consideration of loan covenant restrictions.

     Availability under our Credit Facility is as follows:

                                             March 31,   December 31,  March 31,
                                               2008          2007         2007
                                              -------      -------      -------
                                                    (Dollars in Thousands)
                                              ---------------------------------

        Credit Facility                       $50,000      $50,000      $35,000
        Amounts borrowed                       29,678       27,835       29,616
        Letters of credit                         247          247         --
                                              -------      -------      -------
        Availability under Credit Facility    $20,075      $21,918      $ 5,384
                                              =======      =======      =======

------------------------------------------------

     The Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar month, including the following:

          o    Leverage Ratio not to exceed 3.00 to 1.00;
          o    Asset Coverage Ratio to be less than 1.00 to 1.00; and
          o Net Worth must be greater than the sum of $40.1 million plus 75% of positive Net Income earned in each fiscal quarter after January 1, 2007 plus 100% of the net proceeds of any offering, sale or other transfer of any capital stock or any equity securities.

     The Credit Facility also contains covenants that place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, fixed-price contracts, and restrictions on certain distributions. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2008.

------------------------------------------------

Engineering Segment Results
---------------------------


                                                Three Months Ended
                                                      March 31,
                                     -------------------------------------------
                                             2008                   2007
                                     --------------------  ---------------------
                                               (Dollars in Thousands)
                                     -------------------------------------------

     Gross revenue                   $    52,035           $    51,442
      Less intercompany revenue               (6)                    7
                                     -----------           -----------
     Total revenue                   $    52,029           $    51,449
                                     ===========           ===========

     Detailed revenue:
         Detail-design                    37,935    72.9%       32,796     63.8%
         Field services                   12,988    25.0%       13,758     26.7%
         Procurement services                 34     0.1%        1,332      2.6%
         Fixed-price                       1,072     2.0%        3,563      6.9%
                                     ----------- -------   -----------  -------
     Total revenue:                  $    52,029   100.0%  $    51,449    100.0%

     Gross profit:                   $     9,882    19.0%  $     9,164     17.8%

     Operating SG&A expense:         $     1,295     2.5%  $     1,867      3.6%
                                     -----------           -----------

     Operating income:               $     8,587    16.5%  $     7,297     14.2%


  Overview of Engineering Segment:

     Our Engineering segment continues to benefit from a large project load generated primarily by its downstream clients and to a lesser extent by its midstream clients. The industry's refining segment continues to be very active, supplying a large percentage of the Company's backlog. ENGlobal is benefiting from the renewed interest of its chemical/petrochemical clients in maintenance and small capital projects as product margins in this marketplace improve.

  Revenue:

     Engineering segment revenue increased $0.6 million, or 1.2%, to $52.0 million for the three months ended March 31, 2008 from $51.4 million for the comparable prior period.

     The increase in Engineering segment revenue was primarily brought about by increased activity in the engineering and construction markets. Refining related activity has been particularly strong, including projects to expand existing facilities and utilize heavier sour crude. Capital spending in the pipeline area is also trending higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services for ethanol, biodiesel, coal-to-liquids, petroleum coke to ammonia, and other biomass processes.

     Our detail-design services proved strong with revenue increasing 15.6%, or $5.1 million, to $37.9 million for the period ending March 31, 2008 from $32.8 million for the comparable period in 2007. As a percentage of total Engineering segment revenue, detail-design revenue increased 9.1% to 72.9% in 2008 from 63.8% in 2007.

     Our field services revenues remained relatively stable with a decrease of 5.8%, or $0.8 million, from $13.8 million for the period ended March 31, 2007 to $13.0 million for the comparable period in 2008. As a percentage of total Engineering segment revenue, field services revenue decreased 1.7% to 25.0% in 2008 from 26.7% in 2007.

------------------------------------------------

Engineering Segment Results (continued)
---------------------------------------

     Revenue from procurement services decreased 97.5%, or $1,298,000, from $1,332,000 for the period ended March, 31 2007 to $34,000 for the comparable period in 2008. As a percentage of total Engineering segment revenue, procurement services revenue decreased 2.5% to 0.1% in 2008 from 2.6% in 2007. The level of procurement services is project dependent and varies over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services.

     Fixed-price revenue decreased 71.4%, or $2.5 million, from $3.6 million in 2007 to $1.1 million in 2008. As a percentage of total Engineering segment revenue, fixed-price revenue decreased 4.9% to 2.0% in 2008 from 6.9% in 2007 as the Company neared completion of certain EPC contracts.

  Gross Profit:

     Our Engineering segment's gross profit increased $0.7 million, or 7.6%, to $9.9 million for the three months ended March 31, 2008 from $9.2 million for the comparable period in 2007. As a percentage of total Engineering segment revenue, gross profit increased by 1.2% to 19.0% from 17.8% for the three-month periods ended March 31, 2008 and 2007, respectively. Of the overall $0.7 million increase in gross profit, approximately $103,000 was attributable to the $0.7 million increase in total revenue, plus approximately $615,000 in improved margins. The increase in margins can be attributed to the reduced activity in low margin/high dollar procurement projects, as these projects are being replaced with higher margin, core revenue derived from labor activity.

  Selling, General, and Administrative:

     Our Engineering segment's SG&A expense decreased $0.6 million, or 31.6%, to $1.3 million for the three months ended March 31, 2008 from $1.9 million for the comparable period in 2007. The quarter-over-quarter decrease in the Engineering segment's SG&A expense came from approximately $0.3 million in employee and associated costs re-classified to direct expense, $0.2 million in non-recurring costs associated with closing the Dallas office during the quarter ended March 31, 2007, and $0.1 million in lower bad debt expense.

     As a percentage of total Engineering segment revenue, the segment's SG&A costs decreased by 1.1% to 2.5% from 3.6% for the three-month periods ended March 31, 2008 and 2007, respectively.

  Operating Income:

     Operating income for the Engineering segment increased $1.3 million, or 17.8%, to $8.6 million for the three months ended March 31, 2008 from $7.3 million for the comparable prior year period. As a percentage of total Engineering segment revenue, operating income increased by 2.3% to 16.5% for the three months ended March 31, 2008 from 14.2% for the comparable prior year period.

------------------------------------------------

  Construction Segment Results
  ----------------------------

                                                Three Months Ended
                                                     March 31,
                                      -----------------------------------------
                                             2008                  2007
                                      ------------------   --------------------
                                                (Dollars in Thousands)
                                      -----------------------------------------

     Gross revenue                    $  27,017            $  14,635
      Less intercompany revenue            (117)                (850)
                                      ---------            ---------
     Total revenue                    $  26,900            $  13,785
                                      =========            =========

     Detailed revenue:
           Inspection                    23,394    87.0%      10,703      77.7%
           Construction services          3,506    13.0%       3,082      22.3%
                                      ---------  ------    ---------    ------
     Total revenue:                   $  26,900   100.0%   $  13,785     100.0%

     Gross profit:                    $   2,028     7.5%   $   2,082      15.1%

     Operating SG&A expense:          $     703     2.6%   $     627       4.5%

     Operating income:                $   1,325     4.9%   $   1,455      10.6%


  Overview of Construction Segment:

  Revenue:

     Our Construction segment's revenue increased $13.1 million, or 94.9%, to $26.9 million for the three-month period ended March 31, 2008 from $13.8 million for the comparable prior year period. We have experienced significant growth in our inspection related revenue due to increased capital spending mainly by our pipeline clients. Also contributing to the increase in construction services revenue has been our ability to increase our market share.

  Gross profit:

     Our Construction segment's gross profit decreased approximately $0.1 million, or 4.8%, to $2.0 million for the three months ended March 31, 2008 from $2.1 million for the comparable prior year period and, as a percentage of total Construction segment revenue, gross profit decreased by 7.6% to 7.5% from 15.1% for the respective periods. The decrease in gross profit percentage is primarily attributable to the major increase in revenue related to our growth in inspection services where increased employee related costs and competitive pressure on bill rates resulted in lower margins. While inspection related revenues increased $12.7 million, or approximately 119%, to $23.4 million for the three months ended March 31, 2008 from $10.7 million for the comparable prior year period, the contribution to gross profit was effectively unchanged. Increased variable costs associated with labor to perform proposals, project controls and project management also contributed to the decrease in gross profit.

  Selling, General, and Administrative:

     Our Construction segment's SG&A expense increased approximately $0.1 million, or 16.7%, to $0.7 million for the three months ended March 31, 2008 from $0.6 million for the same period in 2007 and, as a percentage of total Construction segment revenue, SG&A expense decreased by 1.9% to 2.6% from 4.5% for the respective periods.

  Operating Income:

     Our Construction segment's operating income decreased $0.2 million, or 13.3%, to $1.3 million for the three months ended March 31, 2008 from $1.5 million for the comparable prior year period. As a percentage of total Construction segment revenue, operating income decreased by 5.7% to 4.9% for the three months ended March 31, 2008 from 10.6% for the comparable prior year period.

------------------------------------------------

Automation Segment Results
--------------------------

                                                Three Months Ended
                                                     March 31,
                                     -----------------------------------------
                                            2008                   2007
                                     ------------------    -------------------
                                              (Dollars in Thousands)
                                     -----------------------------------------

     Gross revenue                   $  10,557             $   9,823
      Less intercompany revenue           (155)                 (285)
                                     ---------             ---------
         Total revenue               $  10,402             $   9,538
                                     =========             =========

     Detailed revenue:
                  Fabrication            6,683     64.3%       5,510     57.8%
                  Non-fabrication        3,719     35.7%       4,028     42.2%
                                     ---------   ------     ---------  ------
     Total revenue:                  $  10,402    100.0%   $   9,538    100.0%

     Gross profit:                   $   1,044     10.0%   $     781      8.2%

     Operating SG&A expense:         $     632      6.1%   $     845      8.9%

     Operating income:               $     412      4.0%   $     (64)    (0.7%)


  Overview of Automation Segment:

  Revenue:

     Our Automation segment's revenue increased approximately $0.9 million, or 9.5%, to $10.4 million for the three-month period ended March 31, 2008 from $9.5 million for the comparable prior year period.

  Gross profit:

     The Automation segment's gross profit increased approximately $0.2 million, or 25.0%, to $1.0 million for the three months ended March 31, 2008, from $0.8 million for the comparable prior year period and, as a percentage of total Automation segment revenue, gross profit increased by 1.8% to 10.0% from 8.2% for the respective periods. During the first quarter of 2007, we experienced reduced margins on a few larger lump sum projects that were not repeated in the first quarter of 2008. We also are performing more detailed project reviews and analysis, which have contributed to higher gross profits.

  Selling, General, and Administrative:

     Our Automation segment's SG&A expense decreased approximately $0.2 million, or 25.0%, to $0.6 million for the three months ended March 31, 2008 from $0.8 million for the same period in 2007 and, as a percentage of total Automation segment revenue, SG&A expense decreased by 2.8% to 6.1% from 8.9% for the respective periods. Approximately $145,000 of the reduction of SG&A expenses was due to a reduction in overhead staff.

  Operating Income:

     The Automation segment recorded an operating income of $0.4 million for the three months ended March 31, 2008 compared to an operating loss of ($0.1) million for the three-month period ended March 31, 2007. As a percentage of total Automation segment revenue, operating income increased by 4.7% to 4.0% for the three months ended March 31, 2008 from (0.7)% for the comparable prior period. Overall, improved control of direct costs and overhead contributed to the increased operating income of the Automation segment during the three months ended March 31, 2008.

------------------------------------------------

Land Segment Results
--------------------

                                                Three Months Ended
                                                     March 31,
                                      -----------------------------------------
                                             2008                   2007
                                      -------------------   -------------------
                                               (Dollars in Thousands)
                                      -----------------------------------------

     Gross revenue                    $  8,835              $  6,887
       Less intercompany revenue             -                     -
                                      --------              --------
     Total Revenue:                   $  8,835     100.0%   $  6,887     100.0%

     Gross profit:                    $  1,392      15.8%   $  1,250      18.2%

     Operating SG&A expense:          $    677       7.7%   $    583       8.5%

     Operating income:                $    715       8.1%   $    667       9.7%


  Overview of Land Segment:
  Revenue:

     The Land segment's revenue increased approximately $1.9 million, or 27.5%, to $8.8 million for the three-month period ended March 31, 2008 from $6.9 million for the comparable prior year period. The Land segment was formed out of our acquisition of WRC Corporation in May 2006, which was renamed ENGlobal Land, Inc. in January, 2008.

  Gross profit:

     The Land segment's gross profit increased approximately $0.1 million, or 7.7%, to $1.4 million for the three months ended March 31, 2008 from $1.3 million for the comparable prior year period and, as a percentage of total Land segment revenue, gross profit decreased by 2.4% to 15.8% from 18.2% for the respective periods. As we focused on growing business in the Land segment, we increased the number of personnel by approximately 37% as of March 31, 2008 compared to our staffing level at March 31, 2007. Our gross profit margins have decreased due to the resulting increased costs of labor and expenses that we were not able to immediately pass through to clients under existing contracts. We are currently renegotiating billing rates on existing contracts to accommodate these increased costs.

  Selling, General, and Administrative:

     The Land segment's SG&A expense increased approximately $0.1 million, or 16.7%, to $0.7 million for the three months ended March 31, 2008 from $0.6 million for the same period in 2007 but, as a percentage of total Land segment revenue, SG&A expense decreased by 0.8% to 7.7% from 8.5% for the respective periods. Increases in SG&A costs for the three months ended March 31, 2008, were related to marketing the ENGlobal brand name as WRC Corporation was renamed ENGlobal Land, Inc. in January 2008; travel and marketing expenses were $40,000 higher; bad debt expense grew by $25,000 and another $19,000 was attributable to increased office expenses.

  Operating Income:

     The Land segment recorded an operating income of $0.7 million for the three months ended March 31, 2008, compared to an operating income of $0.7 million for the three-month period ended March 31, 2007. As a percentage of total Land segment revenue, operating income decreased 1.6% from 9.7% for the three months ended March 31, 2007 to 8.1% for the same period in 2008.

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

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of March 31, 2008, $29.7 million had been borrowed under the Credit Facility, accruing interest at 5% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of March 31, 2008 would be 50 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $148,500, assuming the amount of debt outstanding remains constant.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, as required by Rule 13a-15 of the Exchange Act. As described below, material weaknesses were identified in our internal control over financial reporting as of March 31, 2008. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

In our Form 10-K for the year ended December 31, 2007, we disclosed certain material weaknesses in internal control over financial reporting, which are identified below. Neither material weakness has been remediated as of March 31, 2008.

Deficiencies in the Company's Control Environment and Accounting System
Controls.
We did not effectively and accurately close the general ledger in a timely manner and we did not provide complete and accurate disclosure in our notes to financial statements, as required by generally accepted accounting principles. Specifically, the Company lacks sufficient knowledge and expertise in financial reporting to adequately handle complex or non-routine accounting issues, resulting in the following:

          - failure in a timely manner to properly evaluate goodwill for potential impairment in accordance with SFAS 142, "Goodwill and Other Intangible Assets";

          - difficulty in obtaining timely resolution of SEC comments related to the above item, causing a delay in the Company's period-end closing process for its 2007 Form 10-K; and

          - failure to effectively utilize third-party specialists in a timely manner to assist with complex or non-routine accounting issues.

As noted above, no change in our internal control over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives

Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weaknesses discussed above. While progress has been made, these remedial steps have not been completed; however, the Company has performed additional analysis and procedures in order to ensure that the consolidated financial statements contained in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States. Although the Company's remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing and are tested, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively. Management, along with its outside consultants, and the Audit Committee of the Company's Board of Directors are working to determine the most effective way to implement the remedial measures listed below, and, if necessary, to develop additional remedial measures to address the internal control deficiencies identified above. The Company is monitoring the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate. The Company's remediation efforts include:

     o engagement of various third-party consultants to assist us with specific technical accounting issues;

     o engagement of third-party consultants to provide valuation services in accordance with SFAS 142;

     o implementation of quarterly and annual disclosure checklists, which are utilized in connection with the completion of our quarterly financial statements;

     o provision of additional training to accounting staff on SFAS 142, SEC reporting principles, and GAAP; and

     o implementation of periodic accounting management meetings where our accounting processes and procedures are communicated and reinforced.

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

ITEM 1A.  RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.  OTHER INFORMATION
     In September 2005, Hurricane Rita destroyed our administrative offices in Beaumont, Texas. Since that time, we have leased additional office space near our existing Beaumont operations. In March 2008, agreement was met on our building specifications in a build-to-suit lease agreement. Groundbreaking commenced April 28, 2008, with plans for completion in the fall of 2008.

ITEM 6.  EXHIBITS

      3.1 Amended and Restated Bylaws of ENGlobal Corporation, dated November 6, 2007.

      3.2 Amendment to Amended and Restated Bylaws of ENGlobal Corporation, effective as of April 29, 2008.

     10.1 Build-to-Suit Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc., executed March 6, 2008.

     10.2 Amended and Restated Option Pool Agreement between ENGlobal Corporation and Alliance 2000 Ltd., effective December 20, 2006.

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the First Quarter 2008

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Exchange Act of 2002 for the First Quarter 2008

     32 Certification Pursuant to Rule 13a - 14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2008

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal Corporation

Dated:   May 6, 2008

                                       By: /s/ Robert W. Raiford
                                           -------------------------
                                           Robert W. Raiford
                                           Chief Financial Officer and Treasurer