Form 10-Q
period 2008-06-30
ENGLOBAL CORP
filed 2008-08-11
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of August 5, 2008.
      $0.001 Par Value Common Stock                   27,267,141 shares


                                         QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE PERIOD ENDED JUNE 30, 2008

                                              TABLE OF CONTENTS


                                                                                                             Page
                                                                                                            Number
                                                                                                            ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months and
                      Six Months Ended June 30, 2008 and June 30, 2007                                          3

                  Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007                  4

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2008 and June 30, 2007                                                           5

                  Notes to Condensed Consolidated Financial Statements                                       6-12

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations     13-29

                           Engineering Segment Results                                                         21
                           Construction Segment Results                                                        24
                           Automation Segment Results                                                          26
                           Land Segment Results                                                                28

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   30

       Item 4.    Controls and Procedures                                                                   30-31

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                            32

       Item 1A.   Risk Factors                                                                                 32

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                  33

       Item 3.    Defaults Upon Senior Securities                                                              33

       Item 4.    Submission of Matters to a Vote of Security Holders                                          33

       Item 5.    Other Information                                                                            33

       Item 6.    Exhibits                                                                                     34

                   Signatures                                                                                  35




                                PART I. - FINANCIAL INFORMATION
                                -------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                     ENGlobal Corporation
                          Condensed Consolidated Statements of Income
                                          (Unaudited)
                                    (Dollars in Thousands)


                                                For the Three Months       For the Six Months
                                                   Ended June 30,            Ended June 30,
                                               ----------------------    ----------------------
                                                  2008         2007         2008         2007
                                               ---------    ---------    ---------    ---------

Revenues                                       $ 136,011    $  89,576    $ 234,177    $ 171,235
Direct costs                                     115,710       75,357      199,530      143,739
                                               ---------    ---------    ---------    ---------
Gross Profit                                   $  20,301    $  14,219    $  34,647    $  27,496

Selling, general and administrative                8,701        7,290       15,927       15,033
                                               ---------    ---------    ---------    ---------
Operating income                               $  11,600    $   6,929    $  18,720    $  12,463

Other Income (Expense):
     Other income                              $      59    $     515    $      85    $     515
     Interest income (expense), net                 (413)        (700)        (896)      (1,260)
                                               ---------    ---------    ---------    ---------
Income before Income Taxes                     $  11,246    $   6,744    $  17,909    $  11,718

Provision for Federal and State Income Taxes       4,544        2,831        7,204        4,650
                                               ---------    ---------    ---------    ---------

Net Income                                     $   6,702    $   3,913    $  10,705    $   7,068
                                               =========    =========    =========    =========

Net Income Per Common Share:
     Basic                                     $    0.25    $    0.15    $    0.40    $    0.26
     Diluted                                   $    0.24    $    0.14    $    0.39    $    0.26

Weighted Average Shares Used in Computing
   Net Income Per Share (in thousands):
     Basic                                        27,096       26,864       27,078       26,839
     Diluted                                      27,641       27,290       27,576       27,209



        See accompanying notes to interim condensed consolidated financial statements.


                                          ENGlobal Corporation
                                  Condensed Consolidated Balance Sheets
                                              (Unaudited)
                                         (Dollars in Thousands)

                                                 ASSETS
                                                 ------
                                                                                    June 30,   December 31,
                                                                                      2008         2007
                                                                                   ---------    ---------
Current Assets:
     Cash                                                                          $   2,344    $     908
     Trade receivables, net                                                           92,886       64,141
     Prepaid expenses and other current assets                                         1,353        2,125
     Current portion of notes receivable                                                 156          154
     Costs and estimated earnings in excess of billings on uncompleted contracts       4,504        6,981
     Deferred tax asset                                                                3,081        3,081
                                                                                   ---------    ---------
         Total Current Assets                                                      $ 104,324    $  77,390

Property and equipment, net                                                        $   6,115    $   6,472
Goodwill                                                                              20,314       19,926
Other intangible assets, net                                                           3,618        4,112
Long term notes receivable, net of current portion                                    10,515       10,593
Deferred tax asset, non-current                                                          257           77
Other assets                                                                           1,032        1,020
                                                                                   ---------    ---------

         Total Assets                                                              $ 146,175    $ 119,590
                                                                                   =========    =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

Current Liabilities:
     Accounts payable                                                              $  21,746    $  10,482
     Accrued compensation and benefits                                                21,199       16,182
     Notes payable                                                                       202          931
     Current portion of long-term lease                                                  168         --
     Current portion of long-term debt                                                 1,344        1,508
     Deferred rent                                                                       497          558
     Billings and estimated earnings in excess of costs on uncompleted contracts         388          963
     Other current liabilities including taxes payable                                 5,473        3,851
                                                                                   ---------    ---------
         Total Current Liabilities                                                 $  51,017    $  34,475

Long-Term Lease, net of current portion                                                  332         --
Long-Term Debt, net of current portion                                                26,477       29,318
                                                                                   ---------    ---------

         Total Liabilities                                                         $  77,826    $  63,793
                                                                                   ---------    ---------

Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,242,141 and 27,051,766 shares issued and outstanding at June 30, 2008 and
        December 31, 2007, respectively                                            $      28    $      28
     Additional paid-in capital                                                       35,489       33,593
     Retained earnings                                                                32,886       22,181
     Accumulated other comprehensive income (loss)                                 $     (54)   $      (5)
                                                                                   ---------    ---------

         Total Stockholders' Equity                                                   68,349       55,797
                                                                                   ---------    ---------

         Total Liabilities and Stockholders' Equity                                $ 146,175    $ 119,590
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


                                     ENGlobal Corporation
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                    (Dollars in Thousands)

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                          2008         2007
                                                                       ---------    ---------
Cash Flows from Operating Activities:
     Net income                                                        $  10,705    $   7,068
     Adjustments to reconcile net income to net cash provided
         (used) by operating activities:
         Depreciation and amortization                                     2,245        1,943
         Share-based compensation expense                                    816          455
         Gain on disposal of property, plant and equipment                   (85)        (553)
         Deferred income taxes                                              (180)         (77)
     Changes in current assets and liabilities, net of acquisitions:
         Trade receivables                                               (28,745)      (9,402)
         Billings and estimated earnings in excess of costs                2,477       (4,798)
         Prepaid expenses and other assets                                   400         (785)
         Accounts payable                                                 11,265       (4,386)
         Accrued compensation and benefits                                 5,016        3,781
         Billings in excess of costs and estimated earnings                 (575)       2,860
         Other liabilities                                                   (79)      (4,364)
         Income taxes receivable/payable                                   1,256        3,850
                                                                       ---------    ---------
               Net cash provided by (used in) operating activities     $   4,516    $  (4,408)
                                                                       ---------    ---------
Cash Flows from Investing Activities:
     Property and equipment acquired                                   $  (1,336)   $  (1,051)
     Proceeds from note receivable                                            76           20
     Additional consideration for acquisitions                              --             18
     Proceeds from sale of other assets                                      383          711
                                                                       ---------    ---------

         Net cash used in investing activities                         $    (877)   $    (302)
                                                                       ---------    ---------
Cash Flows from Financing Activities:
     Borrowings on line of credit                                      $ 128,387    $  76,453
     Payments on line of credit                                         (130,704)     (69,494)
     Proceeds from issuance of common stock                                1,080          194
     Borrowing under capital lease                                           500         --
     Long-term debt repayments                                            (1,418)      (1,524)
                                                                       ---------    ---------

         Net cash (used in) provided by financing activities           $  (2,155)   $   5,629
                                                                       ---------    ---------
Effect of Exchange Rate Changes on Cash                                      (48)           3
                                                                       ---------    ---------
         Net change in cash                                            $   1,436    $     922
Cash, at beginning of period                                                 908        1,403
                                                                       ---------    ---------
Cash, at end of period                                                 $   2,344    $   2,325
                                                                       =========    =========

Supplemental Disclosures:
         Interest paid                                                 $     840    $     827
                                                                       ---------    ---------
         Income taxes paid                                             $   6,141    $   3,443
                                                                       ---------    ---------


        See accompanying notes to interim condensed consolidated financial statements.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our Company consolidates all of its wholly-owned subsidiaries and all significant inter-company accounts and transactions have been eliminated in the consolidation.

     The condensed consolidated financial statements of ENGlobal Corporation
     (which may be referred to as "ENGlobal," the "Company," "we," "us," or "our") included herein are unaudited for the three month and six month periods ended June 30, 2008 and 2007, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2007, have been derived from the audited financial statements. These financial statements reflect all adjustments
     (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

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

NOTE 3 - SHARE-BASED COMPENSATION

     Prior to June 6, 2008, the Company sponsored a share-based incentive plan
     (the "Plan") as described below. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards
     ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)").
     Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation for employees is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually a vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of awards recognized under SFAS No. 123(R) are determined based on the vested portion of the awards; however, the total compensation expense is recognized on a straight-line basis over the vesting period.

     The Company maintained the Plan, under which the Company had the ability to award non-statutory options, incentive stock options, restricted stock and stock appreciation rights to employees including non-employee directors.
     Under the Plan, a maximum of 3,250,000 shares of our common stock was approved to be issued or transferred to non-employee directors, officers and employees pursuant to awards granted. At the date of the Plan's expiration, June 5, 2008, 502,494 shares remained available under the Plan.

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

     In accordance with the provisions of SFAS No. 123(R), total share-based compensation expense in the amount of $429,000 and $222,000 was recorded in the three months ended June 30, 2008, and June 30, 2007, respectively.
     Total stock-based compensation expense in the amount of $816,000 and


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     $455,000 was recorded in the six months ended June 30, 2008, and June 30, 2007, respectively. The total share-based compensation expense was recorded in selling, general and administrative expense. The total income tax benefit recognized in the condensed consolidated statements of income for the share-based arrangements was $90,000 and $38,000 for the three months ended June 30, 2008, and June 30, 2007, respectively, and $180,000 and
     $77,000 for the six months ended June 30, 2008, and June 30, 2007, respectively.

     Compensation expense related to outstanding non-vested stock option awards under the Plan of $1.1 million had not been recognized at June 30, 2008.
     This compensation expense is expected to be recognized over a weighted-average period of approximately 32 months.

     The following table summarizes stock option activity through the second quarter of 2008:

                                                                  Weighted
                                                      Weighted     Average
                                                      Average     Remaining     Aggregate
                                         Number of    Exercise   Contractual    Intrinsic
                                          Options      Price     Term (Years) Value (000's)
                                        -----------  ----------  -----------  -------------
     Balance at December 31, 2007        1,306,500   $    6.26          7.4   $   3,920
         Granted                           140,000        9.44          9.7           -
         Exercised                        (190,375)       5.73            -
         Canceled or expired               (30,000)       5.27            -           -
                                        ------------ ----------  -----------  -------------

     Balance at June 30, 2008            1,226,125   $    6.73          5.9   $   6,564  *
                                        ============ ==========  ===========  =============

     Exercisable at June 30, 2008        1,021,925   $    6.10          6.4   $   5,036
                                        ============ ==========  ===========  =============

     *Based on average stock price through the second quarter of 2008 of $10.11 per share. The average stock price for the same period in 2007 was $7.44 per share. Our common stock was quoted on the NASDAQ Global Select market during the six months ended June 30, 2008 and on the American Stock
     Exchange during the six months ended June 30, 2007. The total fair value of vested options outstanding as of June 30, 2008 and 2007 was $5.0 million and $3.1 million, respectively.

     The total intrinsic value of options exercised was $967,000 and $587,000 for the six months ended June 30, 2008 and 2007, respectively.

     Restricted Stock Unit Awards

     In June 2008, the Company granted compensation to each of its three non-employee directors via restricted stock awards. It was the Company's intention that such awards be issued pursuant to the Plan. It was later determined that the grants had been made after the Plan's expiration.
     Therefore, the grants of restricted stock were rescinded. On August 8, 2008, the Company replaced the grants of restricted stock with grants of non-Plan restricted stock units equivalent to 6,420 shares of common stock.
     The award of restricted stock units is intended to compensate and retain the directors over the term of the award. The fair value of the award was $93,411 per director based on the market price of $14.55 per share of the Company's stock on the date the award was granted. Upon vesting, the units will be convertible into cash or, if shareholder approval is obtained, common stock. The units will vest in equal quarterly installments beginning on September 30, 2008, so long as the grantee continues to serve as an independent director of the Company. Recognition of compensation related to the restricted stock awards will commence in the third quarter of 2008.



              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2008 and December 31, 2007:

                                                                                   June 30,  December 31,
                                                                                     2008        2007
                                                                                  ----------------------
                                                                                  (Dollars in Thousands)
                                                                                  ----------------------

     Costs incurred on uncompleted contracts                                       $ 70,327    $ 74,599
     Estimated earnings (losses) on uncompleted contracts                            (1,328)     (1,686)
                                                                                   --------    --------
         Earned revenues                                                             68,999      72,913
     Less: billings to date                                                          64,883      66,895
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  4,116    $  6,018
                                                                                   ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts   $  4,504    $  6,981
     Billings and estimated earnings in excess of cost on uncompleted contracts        (388)       (963)
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  4,116    $  6,018
                                                                                   ========    ========

NOTE 5 - LINE OF CREDIT AND DEBT

                                                                                               June 30,  December 31,
                                                                                                 2008       2007
                                                                                              ----------------------
                                                                                              (Dollars in Thousands)
                                                                                              ----------------------
     Schedule of Long-Term Debt:

         Comerica Credit Facility - Line of credit, variable interest at 5.0% at June 30,
            2008, maturing in July 2010                                                        $ 25,518    $ 27,835
         Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
            installments of $15,000 plus interest due quarterly, maturing in December 2008           30          60
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
            payable, discounted at 5% interest, principal in installments of $100,000 due
            quarterly, maturing in October 2009                                                     482         667
         A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
            $30,422 including interest due monthly, maturing in January 2009                        209         382
         Michael Lee - Note payable, interest at 5%, principal payments in installments of
            $150,000 plus interest due quarterly, maturing in July 2010                           1,200       1,500
         Watco Management, Inc. - Note payable, interest at 4%, principal payments in
            installments of $137,745 including interest annually, maturing in October 2010          382         382
                                                                                               --------    --------

              Total long-term debt                                                               27,821      30,826
              Less: current maturities of long-term debt                                         (1,344)     (1,508)
                                                                                               --------    --------
              Long-term debt, net of current portion                                           $ 26,477    $ 29,318
              Borrowings under capital lease                                                        500        --
              Less: current maturities of capital lease                                            (168)       --
                                                                                               --------    --------
              Total                                                                            $ 26,809    $ 29,318
                                                                                               ========    ========

     The Company plans additional borrowings of approximately $500,000 under capital leases during the remainder of 2008.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 6 - SEGMENT INFORMATION

     ENGlobal has four reportable segments: Engineering, Construction, Automation and Land. Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Our segments have grown through strategic acquisitions, which have also served to augment management expertise.

     The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement, and construction management. The Construction segment provides construction management personnel and services in the areas of inspection, mechanical integrity, vendor and turnaround surveillance, field support, construction, quality assurance and plant asset management. The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, and information technology projects. The Land segment provides land management, right-of-way, environmental compliance, and governmental regulatory compliance services primarily to pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.

     The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest, income taxes and other income or loss, but after selling, general and administrative expenses attributable to the reportable segments.
     Transactions between reportable segments are at market rates comparable to terms available from unrelated parties.

       (Dollars in Thousands)
     For the three months ended
           June 30, 2008              Engineering  Construction  Automation      Land     All Other   Consolidated
     --------------------------       -----------  ------------  ----------      ----     ---------   ------------

     Revenue before eliminations       $  77,480    $  38,858    $  11,411    $  11,842   $    --      $ 139,591
     Inter-segment eliminations        $      (1)      (3,204)        (375)        --          --         (3,580)
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Revenue                  $  77,479       35,654       11,036       11,842                $ 136,011
              Gross profit             $  12,779        3,988        1,362        2,172                $  20,301
              SG&A                     $   2,262          759          749          881       4,050    $   8,701
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Operating income         $  10,517    $   3,229    $     613    $   1,291   $  (4,050)   $  11,600
                                       ---------    ---------    ---------    ---------   ---------
              Other income (expense)                                                                        (354)
              Tax provision                                                                               (4,544)
                                                                                                       ---------
              Net income                                                                               $   6,702
                                                                                                       =========

       (Dollars in Thousands)
     For the three months ended
           June 30, 2007
     --------------------------

     Revenue before eliminations       $ 56,972     $ 19,032     $  9,942     $  7,104    $   --       $ 93,050
     Inter-segment eliminations        $     (6)      (3,044)        (424)        --          --         (3,474)
                                       --------     --------     --------     --------    --------     --------
              Revenue                  $ 56,966       15,988        9,518        7,104        --       $ 89,576
              Gross profit             $  9,584        2,646        1,112          877        --       $ 14,219
              SG&A                     $  1,732          666          773          574       3,545     $  7,290
                                       --------     --------     --------     --------    --------     --------
              Operating income         $  7,852     $  1,980     $    339     $    303    $ (3,545)    $  6,929
                                       --------     --------     --------     --------    --------
              Other income (expense)                                                                       (185)
              Tax provision                                                                              (2,831)
                                                                                                       --------
              Net income                                                                               $  3,913
                                                                                                       ========



              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 6 - SEGMENT INFORMATION (continued)

      (Dollars in Thousands)
     For the six months ended
          June 30, 2008               Engineering  Construction  Automation     Land      All Other   Consolidated
     ------------------------         -----------  ------------  ----------     ----      ---------   ------------

     Revenue before eliminations       $ 129,515    $  65,875    $  21,968    $  20,677   $    --      $ 238,035
     Inter-segment eliminations        $      (7)      (3,321)        (530)        --          --         (3,858)
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Revenue                  $ 129,508       62,554       21,438       20,677        --      $ 234,177
              Gross profit             $  22,661        6,016        2,406        3,564        --      $  34,647
              SG&A                     $   3,557        1,462        1,381        1,558       7,969    $  15,927
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Operating income         $  19,104    $   4,554    $   1,025    $   2,006   $  (7,969)   $  18,720
                                       ---------    ---------    ---------    ---------   ---------
              Other income (expense)                                                                        (811)
              Tax provision                                                                               (7,204)
                                                                                                       ---------
              Net income                                                                               $  10,705
                                                                                                       =========

      (Dollars in Thousands)
     For the six months ended
          June 30, 2007
     ------------------------

     Revenue before eliminations       $ 108,414    $  33,667    $  19,765    $  13,991   $    --      $ 175,837
     Inter-segment eliminations        $       1       (3,894)        (709)        --          --         (4,602)
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Revenue                  $ 108,415       29,773       19,056       13,991        --      $ 171,235
              Gross profit             $  18,748        4,728        1,893        2,127        --      $  27,496
              SG&A                     $   3,599        1,293        1,618        1,156       7,367    $  15,033
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Operating income         $  15,149    $   3,435    $     275    $     971   $  (7,367)   $  12,463
                                       ---------    ---------    ---------    ---------   ---------
              Other income (expense)                                                                        (745)
              Tax provision                                                                               (4,650)
                                                                                                       ---------
              Net income                                                                               $   7,068
                                                                                                       =========


     Financial information about geographic areas
     --------------------------------------------

     Revenue from the Company's non-U.S. operations is not material. Long-lived assets (principally leasehold improvements and computer equipment) located in Canada were valued at $70,000 as of June 30, 2008, net of accumulated depreciation, stated in U.S. dollars.

NOTE 7 - FEDERAL AND STATE INCOME TAXES

     The components of income tax expense (benefit) for the three months and six months ended June 30, 2008 and 2007 were as follows:

                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                    -------------------     --------------------
                                     2008         2007       2008         2007
                                     ----         ----       ----         ----
                                  (Dollars in thousands)   (Dollars in thousands)

       Current                      $ 4,634     $ 2,869     $ 7,384     $ 4,727
       Deferred                         (90)        (38)       (180)        (77)
                                    -------     -------     -------     -------
              Total tax provision   $ 4,544     $ 2,831     $ 7,204     $ 4,650
                                    =======     =======     =======     =======
              Effective tax rate       40.4%       42.0%       40.2%       39.7%
                                    -------     -------     -------     -------

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences.
     Estimates at June 30, 2008, are based on results of the 2007 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2008.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 8 - EARNINGS PER SHARE

     The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share ("EPS").

                                                Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                ------------------     -----------------
                                                  2008       2007       2008       2007
                                                  ----       ----       ----       ----
                                               (Shares in thousands) (Shares in thousands)

       Weighted average shares outstanding
                     used to compute basic EPS   27,096     26,864     27,078     26,839
       Effect of share-based plan                   545        426        498        370
                                                 ------     ------     ------     ------
       Shares used to compute diluted EPS        27,641     27,290     27,576     27,209
                                                 ======     ======     ======     ======

NOTE 9 -COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with certain of its executive officers and certain other officers. Such agreements provide for minimum salary levels. If the Company terminates the employment of the employee for any reason other than (1) for cause, as defined in the employment agreement, (2) voluntary resignation, or (3) the employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of the employee's agreement not to engage in certain competitive activities. These agreements are renewable for one year at the Company's option.

     Long-term Note Receivable

     In the first quarter of 2007, ENGlobal Engineering, Inc. ("EEI") and South
     Louisiana Ethanol, LLC ("SLE") executed an agreement for engineering, procurement and construction (EPC) services relating to the retro-fit of an ethanol plant in southern Louisiana. The history of the SLE project (the
     "SLE Project") is described in Note 12 to the Company's financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Third Quarter 10-Q") and is discussed further in the Company's Annual Report on Form 10-K for the year ended
     December 31, 2007.

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

     Due to SLE's continued failure to obtain permanent financing, on May 30, 2008, the Company filed suit in the United States District Court for the Eastern District of Louisiana, Cause Number 08-3601, the Company is seeking damages of $15.8 million. An independent appraisal, dated March 17, 2008, from the bridge lending bank's appraiser, Revpro and Associates, indicates a fair market value of SLE's assets of $35.8 million, an orderly liquidation value of $25.3 million, and a forced liquidation value of $20.0 million. While the Company believes that in the event the collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the Collateral Mortgage in favor of the Company, collectability is not assured at this time. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.

                                       11

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

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

     Building Lease Commitment

     As discussed in Note 20 of our 2007 Annual Report on Form 10-K, on February 28, 2008, ENGlobal entered into a lease agreement with a third party relating to the construction of a new facility in Beaumont, Texas. Commencement of the lease agreement and construction of the facility was contingent on the sale of property to the developer/lessor. During May 2008, the Company completed the sale of property to the developer/lessor. Construction has commenced on the new facility and is expected to continue throughout 2008.

NOTE 10 - SUBSEQUENT EVENTS

     Sale of Office Building in Baton Rouge

     In June 2007, we sold an office building we owned in Baton Rouge, Louisiana. At the time of the sale, we accepted a note receivable from the buyer for approximately $1.4 million. On July 24, 2008, the buyer paid the note in full. The sale of the building was described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

     SemCrude, L.P.

     We have potential exposure to SemCrude, L.P. ("SemCrude"), an affiliate of SemGroup, L.P. ("SemGroup"), related to services provided by our Engineering and Construction segments to SemCrude in connection with the construction of the White Cliffs Pipeline. As of June 30, 2008, on a combined basis our Engineering and Construction segments had received payments from SemCrude totaling approximately $2.7 million. On July 22, 2008, SemGroup and several of its affiliates, including SemCrude (Case Number 08-11525), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

     As of June 30, 2008, combined Engineering and Construction segment receivables attributable to SemCrude totaled approximately $2.0 million. As of July 25, 2008, our exposure was approximately $2.8 million. Because SemCrude's account with ENGlobal had historically been paid on a materially current basis, and because it was materially current as of June 30, 2008, we did not reflect any portion of SemCrude's account in either our Engineering segment's or our Construction segment's allowance for doubtful accounts. On July 28, 2008, ENGlobal was notified that the White Cliffs Pipeline project would continue under a third-party manager and that it was anticipated that SemCrude's accounts would be kept current. On August 1, and August 7, 2008, the Company received payments of approximately $941,000 and $339,000, respectively, each of which brought SemCrude's account materially current as of those dates. We have continued performing work on this project.

     We are currently unable to quantify what amount of SemCrude's balance, if any, may be uncollectible. However, we believe that the ultimate disposition of SemCrude's asset investment in the White Cliffs Pipeline project will not materially adversely affect our liquidity or overall financial position.

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

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements, including the notes thereto, included in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

  MD&A Overview
  -------------

     The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months and six months ended June 30, 2008, compared to the corresponding period in 2007.

                          During the three months      During the six months
                            ended June 30, 2008         ended June 30, 2008
                            -------------------         -------------------

     Revenue                  Increased 51.8%              Increased 36.8%

     Gross profit             Increased 43.0%              Increased 26.0%

     Operating income         Increased 67.4%              Increased 50.2%

     SG&A expense             Increased 19.4%              Increased  5.9%

     Net income               Increased 71.3%              Increased 51.5%


Management's Discussion and Analysis (continued)
------------------------------------------------

                                               As of      As of        As of
Selected Balance Sheet Comparisons            June 30,  December 31,  June 30,
                                                2008       2007        2007
                                              --------   --------    --------
                                                  (Dollars in Thousands)
                                              -------------------------------

     Working capital                          $ 53,307   $ 42,915    $ 48,707

     Total assets                             $146,175   $119,590    $120,213

     Long-term debt, net of current portion   $ 26,477   $ 29,318    $ 33,318

     Stockholders' equity                     $ 68,349   $ 55,797    $ 48,583

     Long-term debt, net of current portion, decreased 9.6%, or $2.8 million, from $29.3 million at December 31, 2007 to $26.5 million at June 30, 2008.
     As a percentage of stockholders' equity, long-term debt decreased to 38.7% from 52.5% at these dates. The decrease in long-term debt primarily relates to the $2.3 million decrease in our line of credit resulting from improved collections of associated trade receivables. On average, our day's sales outstanding remained at 61 days for the three-month period ended June 30, 2008, equal to 61 days at December 31, 2007, but decreased from 70 days for the comparable three-month period in 2007. The Company continues to work toward improving internal billing and client collection processes.

     Total stockholders' equity increased 22.4%, or $12.5 million, from $55.8 million as of December 31, 2007 to $68.3 million as of June 30, 2008.

                                 Consolidated Results of Operations for the Three Months
                                              Ended June 30, 2008 and 2007
                                                      (Unaudited)

     For the three months ended
           June 30, 2008
       (Dollars in Thousands)         Engineering  Construction  Automation     Land      All Other   Consolidated
     --------------------------       -----------  ------------  ----------     ----      ---------   ------------

     Revenue before eliminations       $  77,480    $  38,858    $  11,411    $  11,842   $    --      $ 139,591
     Inter-segment eliminations               (1)      (3,204)        (375)        --          --         (3,580)
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Revenue                  $  77,479    $  35,654    $  11,036    $  11,842   $    --      $ 136,011
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Gross profit             $  12,779    $   3,988    $   1,362    $   2,172   $    --      $  20,301
              SG&A                         2,262          759          749          881       4,050        8,701
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Operating income         $  10,517    $   3,229    $     613    $   1,291   $  (4,050)   $  11,600
                                       ---------    ---------    ---------    ---------   ---------
              Other income (expense)                                                                        (354)
              Tax provision                                                                               (4,544)
                                                                                                       ---------
              Net income                                                                               $   6,702
                                                                                                       =========

     For the three months ended
           June 30, 2007
       (Dollars in Thousands)
     --------------------------

     Revenue before eliminations       $ 56,972     $ 19,032     $  9,942     $  7,104    $   --       $ 93,050
     Inter-segment eliminations              (6)      (3,044)        (424)        --          --         (3,474)
                                       --------     --------     --------     --------    --------     --------
              Revenue                  $ 56,966     $ 15,988     $  9,518     $  7,104    $   --       $ 89,576
                                       --------     --------     --------     --------    --------     --------
              Gross profit             $  9,584     $  2,646     $  1,112     $    877    $   --       $ 14,219
              SG&A                        1,732          666          773          574       3,545        7,290
                                       --------     --------     --------     --------    --------     --------
              Operating income         $  7,852     $  1,980     $    339     $    303    $ (3,545)    $  6,929
                                       --------     --------     --------     --------    --------
              Other income (expense)                                                                       (185)
              Tax provision                                                                              (2,831)
                                                                                                       --------
              Net income                                                                               $  3,913
                                                                                                       ========



Management's Discussion and Analysis (continued)
------------------------------------------------

                                     Consolidated Results of Operations for the Six Months
                                                   Ended June 30, 2008 and 2007
                                                            (Unaudited)
     For the six months ended
           June 30, 2008
      (Dollars in Thousands)          Engineering  Construction  Automation     Land      All Other   Consolidated
     ------------------------         -----------  ------------  ----------     ----      ---------   ------------

     Revenue before eliminations       $ 129,515    $  65,875    $  21,968    $  20,677   $    --      $ 238,035
     Inter-segment eliminations               (7)      (3,321)        (530)        --          --         (3,858)
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Revenue                  $ 129,508    $  62,554    $  21,438    $  20,677   $    --      $ 234,177
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Gross profit             $  22,661    $   6,016    $   2,406    $   3,564   $    --      $  34,647
              SG&A                         3,557        1,462        1,381        1,558       7,969    $  15,927
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Operating income         $  19,104    $   4,554    $   1,025    $   2,006   $  (7,969)   $  18,720
                                       ---------    ---------    ---------    ---------   ---------
              Other income (expense)                                                                        (811)
              Tax provision                                                                               (7,204)
                                                                                                       ---------
              Net income                                                                               $  10,705
                                                                                                       =========

      For the six months ended
           June 30, 2007
       (Dollars in Thousands)
     -------------------------

     Revenue before eliminations       $ 108,414    $  33,667    $  19,765    $  13,991   $    --      $ 175,837
     Inter-segment eliminations                1       (3,894)        (709)        --          --         (4,602)
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Revenue                  $ 108,415    $  29,773    $  19,056    $  13,991   $    --      $ 171,235
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Gross profit             $  18,748    $   4,728    $   1,893    $   2,127   $    --      $  27,496
              SG&A                         3,599        1,293        1,618        1,156       7,367    $  15,033
                                       ---------    ---------    ---------    ---------   ---------    ---------
              Operating income         $  15,149    $   3,435    $     275    $     971   $  (7,367)   $  12,463
                                       ---------    ---------    ---------   ---------    ---------
              Other income (expense)                                                                        (745)
              Tax provision                                                                               (4,650)
                                                                                                       ---------
              Net income                                                                               $   7,068
                                                                                                       =========




                                       15

------------------------------------------------

     We recorded net income of $6.7 million, or $0.24 per diluted share, for the three months ended June 30, 2008, compared to net income of $3.9 million, or $0.14 per diluted share, for the corresponding period last year. Cumulatively, we recorded net income of $10.7 million, or $0.39 per diluted share, for the six months ended June 30, 2008, compared to net income of $7.1 million, or $0.26 per diluted share, for the corresponding period in 2007.

     The Company recognizes service revenue as soon as the services are performed. The majority of the Company's service revenue has historically been provided through cost-plus contracts, whereas a majority of our fabrication and turnkey EPC projects revenue is earned on fixed-price contracts.

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

     In the course of providing our services, we routinely provide engineering, materials, and equipment and may provide construction services on a direct hire or subcontractor basis. Generally, the materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in reported revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of the Company's core business trends.

     Operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific contracts, but directly related to the support of a segment's operations.

     All other SG&A expense is comprised primarily of business development costs, as well as costs related to the executive, investor relations/governance, finance, accounting, safety, human resources, project controls, legal and information technology departments and other costs generally unrelated to specific projects, but which are incurred to support corporate activities and initiatives.

  Industry Overview:

     Given the fact that global demand for oil products has tightened the supply of both crude oil as well as refined products, we believe each of ENGlobal's business segments is well positioned within the industry given increased spending on energy infrastructure in North America.

     Many ENGlobal offices have benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, the utilization of heavy or sour crude oil, and rebuilding facilities damaged by accidents. While many existing projects of this type are underway, it is possible that some refiners will defer significant new spending given a recent tightening of refining margins. The Company expects a continuation of refining projects that are compliance driven, such as EPA environmental initiatives and OSHA safety related projects that can originate as a result of increased audits of U.S.-based refineries. The Company is also currently seeing good opportunities to upgrade obsolete automation and control systems at existing refineries, and also to plan and manage turnaround projects.

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

     Despite past downturns in the industry, pipeline projects have remained fairly constant and we have recently seen a significant increase in project activity. Although pipeline projects tend to require less engineering man hours than similar sized downstream projects, ENGlobal may also provide a pipeline client with several additional services, such as right-of-way acquisition, inspection, and construction management. The drivers we see behind growth in domestic pipeline activity include: 1) natural gas transportation away from the Rocky Mountain area and new gas fields in other parts of the country, 2) natural gas transportation related to LNG import facilities, 3) movement of heavy Canadian crude oil into the United States, and 4) movement of refined products from Gulf Coast refineries to the Midwest and Northeast.

     The country's focus on alternative energy has presented the Company with many new project opportunities. The North American Industrial Project Spending Index has recently indicated that capital spending for all alternative energy projects exceeds that for refining and pipeline combined. To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to coal-to-liquids projects, the production of ethanol and biodiesel, and the utilization of refinery petroleum coke as an energy source. In addition, the Company predicts possible opportunities related to solar energy in the coming years, including the potential opportunity to perform project services on solar collector and poly-silicon (used in photovoltaic cells) production facilities. Most of our alternative-energy projects are for smaller developers rather than our larger, traditional clients.

  Revenue:

     Revenue increased $46.4 million, or 51.8%, to $136.0 million for the three months ended June 30, 2008, from $89.6 million for the comparable prior-year period. Approximately $77.5 million of the increase is attributable to our Engineering segment, while $35.7 million of the increase is attributable to our Construction segment, $11.0 million of the increase is attributable to our Automation segment, and $11.8 million of the increase is attributable to our Land segment. Revenue from procurement services increased 218.2%, or $12.0 million, to $17.5 million for the three months ended June 30, 2008, from $5.5 million for the comparable period in 2007. This is discussed further in our segment information.

     Revenue increased $63.0 million, or 36.8%, to $234.2 million for the six months ended June 30, 2008, from $171.2 million for the comparable prior-year period. Approximately $129.5 million of the increase is attributable to our Engineering segment, while $62.6 million of the increase is attributable to our Construction segment, $21.4 million of the increase is attributable to our Automation segment, and $20.7 million of the increase is attributable to our Land segment. Revenue from procurement services increased 157.4%, or $10.7 million, to $17.5 million for the six months ended June 30, 2008, from $6.8 million for the comparable period in 2007. This is discussed further in our segment information.

  Gross Profit:

     Gross profit increased $6.1 million, or 43.0%, to $20.3 million for the three months ended June 30, 2008, from $14.2 million for the comparable prior-year period. The $6.1 million increase in gross profit is attributable to a $46.4 million increase in revenue, which was offset by approximately $40.3 million in higher costs and lower margins.

     As a percentage of revenue, gross profit decreased 1.0% from 15.9% for the three months ended June 30, 2007, to 14.9% for the three months ended June 30, 2008. The decrease in gross profit margin as a percentage of revenue primarily relates to a shift in revenue mix quarter-over-quarter. Revenues in the Engineering segment for the three months ended June 30, 2008, included $17.5 million in procurement services compared to $5.5 million for the three months ended June 30, 2007. Revenues in the Construction segment for the three months ended June 30, 2008, included $31.0 million in inspection services compared to $12.1 million for the three months ended June 30, 2007. While these two portions of our revenue added $30.9 million to our overall revenue growth, these pass-through type services have typically been performed at lower margins, thereby, resulting in an average reduction of 1.0% in our overall gross margin.

     Gross profit increased $7.1 million, or 25.8%, to $34.6 million for the six months ended June 30, 2008, from $27.5 million for the comparable prior-year period. The $7.1 million increase in gross profit is attributable to a $63.0 million increase in revenue, which was offset by approximately $55.9 million in higher costs and lower margins.

------------------------------------------------

     As a percentage of revenue, gross profit decreased 1.3% from 16.1% for the six months ended June 30, 2007, to 14.8% for the quarter ended June 30, 2008. . Revenues in the Engineering segment for the three months ended June 30, 2008, included $17.5 million in procurement services compared to $6.8 million for the three months ended June 30, 2007. Revenues in the Construction segment for the three months ended June 30, 2008, included $54.4 million in inspection services compared to $22.8 million for the three months ended June 30, 2007. While these two portions of our revenue added $42.3 million to our overall revenue growth, these pass-through type services have typically been performed at lower margins, thereby, resulting in an average reduction of 1.3% in our overall gross margin.

     Selling, General, and Administrative:

     As a percentage of revenue, total SG&A expense decreased 1.7% to 6.4% for the three months ended June 30, 2008, from 8.1% for the comparable period in 2007. Total expense for SG&A increased $1.4 million, or 19.2%, to $8.7 million for the three months ended June 30, 2008, from $7.3 million for the comparable prior-year period.

     As a percentage of revenue, operating SG&A expense decreased 0.8% to 3.4% for the three months ended June 30, 2008, from 4.2% for the comparable prior-year period. Operating SG&A increased $0.8 million, or 21.1%, to $4.6 million for the three months ended June 30, 2008, from $3.8 million for the comparable prior-year period. Increases in Operating SG&A were primarily related to increases in higher bad debt expense. Operating SG&A is discussed in further detail in each of the segment sections.

     As a percentage of revenue, all other SG&A expense decreased 0.9% to 3.0% for the three months ended June 30, 2008, from 3.9% for the comparable prior-year period. All other SG&A expense increased approximately $0.6 million, or 17.1%, to $4.1 million for the three months ended June 30, 2008, from $3.5 million for the comparable prior-year period. The increase over the prior year's all other SG&A expense was related to increases of approximately $169,000 related to stock compensation expense, $99,000 in depreciation and amortization expense, and $236,000 for professional services.

     As a percentage of revenue, total SG&A expense decreased 2.0% to 6.8% for the six months ended June 30, 2008, from 8.8% for the comparable period in 2007. Total expense for SG&A increased $0.9 million, or 6.0%, to $15.9 million for the six months ended June 30, 2008, from $15.0 million for the comparable prior-year period.

     As a percentage of revenue, operating SG&A expense decreased 1.1% to 3.4% for the six months ended June 30, 2008, from 4.5% for the comparable prior-year period. Operating SG&A expense increased approximately $0.3 million to $7.9 million for the six months ended June 30, 2008, from $7.6 million for the comparable prior-year period. Increases in Operating SG&A were primarily related to increases in higher bad debt expense, offset by identifying certain associate expenses as direct costs rather than overhead.

     As a percentage of revenue, all other SG&A expense decreased 0.9% to 3.4% for the six months ended June 30, 2008, from 4.3% for the comparable prior-year period. All other SG&A expense increased approximately $0.6 million, or 8.1%, to $8.0 million for the six months ended June 30, 2008, from $7.4 million for the comparable prior-year period. The increase over the prior year's all other SG&A was related to increases of approximately $321,000 related to stock compensation expense, $224,000 in depreciation and amortization expense, and $152,000 in professional services.

  Operating Income:

     Operating income increased approximately $4.7 million, or 68.1%, to $11.6 million for the three months ended June 30, 2008, from $6.9 million for to the same period in 2007. As a percentage of revenue, operating income increased 0.7% to 8.5% for the three months ended June 30, 2008, from 7.8% for the comparable prior-year period.

     Operating income increased approximately $6.2 million, or 49.6%, to $18.7 million for the six months ended June 30, 2008, from $12.5 million for the comparable period in 2007. As a percentage of revenue, operating income increased 0.7% to 8.0% for the three months ended June 30, 2008, from 7.3% for the comparable prior- year period.

------------------------------------------------

  Other Expense, net:

     Other expense increased $0.2 million, to $0.4 million for the three months ended June 30, 2008, from $0.2 million for the comparable prior-year period, primarily due to other income related to gain on the sale of the Baton Rouge office building in the second quarter of 2007. Net interest expense on our Credit Facility was reduced from $633,000 in June 2007 (with a rate of 8.25%) to $356,000 in June 2008 (with an average rate of approximately 4.5%). Other expense for the three months ended June 30, 2008, is net of approximately $82,000 gain on the sale of land described in
     Note 9 above, and other expense for the three months ended June 30, 2007, is net of approximately $500,000 gain on the sale of the Baton Rouge building described in Note 10, above.

     Other expense increased $0.1 million, to $0.8 million for the six months ended June 30, 2008, from $0.7 million for the comparable prior-year period, primarily due to other income related to gain on the sale of the Baton Rouge office building in the second quarter of 2007. Net interest expense was reduced related to lower interest rates on our Credit Facility from $1.1 million for the six months ended June 2007, to $794,000 for the six months ended June 2008. Other expense for the three months ended June 30, 2008, is net of approximately $82,000 gain on the sale of land described in Note 9 above, and other expense for the three months ended June 30, 2007, is net of approximately $500,000 gain on the sale of the Baton Rouge building described in Note 10 above.

  Tax Provision:

     Income tax expense increased $1.7 million, or 60.7%, to $4.5 million for the three months ended June 30, 2008, from $2.8 million for the comparable prior-year period. The estimated effective tax rate was 40.4% for the three months ended June 30, 2008, compared to 42.0% for the comparable prior-year period.

     Income tax expense increased $2.6 million, or 56.5%, to $7.2 million for the six months ended June 30, 2008, from $4.6 million for the comparable prior-year period. The estimated effective tax rate was 40.2% for the six months ended June 30, 2008, compared to 39.7% for the comparable prior-year period and 39.7% for the twelve-month period ended December 31, 2007.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences. Estimates at June 30, 2008, are based on results of the 2007 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2008.

  Net Income:

     Net income for the three months ended June 30, 2008 increased $2.8 million, or 71.8%, to $6.7 million from $3.9 million for the comparable prior-year period. As a percentage of revenue, net income increased 0.5% to 4.9% for the three months ended June 30, 2008, from 4.4% for the three months ended June 30, 2007.

     Net income for the six months ended June 30, 2008 increased $3.6 million, or 50.7%, to $10.7 million from $7.1 million for the comparable prior-year period. As a percentage of revenue, net income increased 0.5% to 4.6% for the three months ended June 30, 2008, from 4.1% for the three months ended June 30, 2007.

  Liquidity and Capital Resources
  -------------------------------

  Overview

     The Company defines liquidity as its ability to pay liabilities as they become due, fund the business operations and meet monetary contractual obligations. Our primary source of funds to meet liquidity needs during the period ended June 30, 2008 was borrowings under our senior revolving Credit Facility, also. Cash on hand at June 30, 2008 totaled $2.3 million and availability under the Credit Facility totaled $23.3 million resulting in cash and previously arranged borrowing capacity to meet additional liquidity needs of $25.6 million. As of June 30, 2008, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

     We are a growth company and we manage our business to achieve reasonable growth objectives that are commensurate with profitable operations given existing and anticipated economic conditions. The outlook for our continued organic growth is generally favorable. We also expect to have opportunities to make strategic acquisitions. We intend to continue to meet both of the incremental liquidity needs through our internally generated profits and

------------------------------------------------

     existing borrowing arrangements. In 2008, we began to utilize capital lease arrangements for a significant upgrade in our computing equipment. We expect that the capital lease commitment will approximate $1.0 million when completed by the end of 2008.

     The competitive contracting environment exposes us to situations where our clients may become unable or unwilling to complete a contract and meet their obligations to us in the normal course of business. These situations cause unexpected liquidity requirements, lower than expected profits and even losses. We currently are financing more than $10 million relating to such a situation (i.e. the SLE Project note receivable) as described more fully in Note 9 to the Condensed Consolidated Financial Statements. While this situation has caused the Company to incur higher interest costs than would otherwise have been incurred, our liquidity remains sufficient to meet our objectives.

     However, cash and the availability of cash could be materially restricted if:

          (1)  circumstances prevent the timely internal processing of invoices,
          (2) amounts billed are not collected or are not collected in a timely manner,
          (3) project mix shifts from cost-reimbursable to fixed-price contracts during periods of growth,
          (4)  the Company loses one or more of its major customers,
          (5) the Company experiences material cost overruns on fixed-price contracts,
          (6) our client mix shifts from our historical owner-operator client base to more developer-based clients,
          (7)  acquisitions are not accretive or integrated timely, or
          (8)  we not able to meet the covenants of the Credit Facility.

     If any such event occurs, we would be forced to consider alternative financing options.

  Cash Flows from Operating Activities:

     Operations generated approximately $4.5 million in net cash for the six months ended June 30, 2008, compared with net cash used for operations of $4.4 million during the same period in 2007. Operations generated approximately $4.1 million in net cash for the three months ended June 30, 2008, compared to the $0.4 million generated for the three months ended March 31, 2008. The unfavorable changes in working capital accounts during the six-month period ended June 30, 2008, which negatively impacted cash flows, were more than offset by income and non-cash provided by operating activities. The primary changes in working capital accounts were due to the following:

          o Increased Trade Receivables - The increase was primarily the result of an overall increase in operating activity. Our collections on past due Accounts Receivable balances continue to improve.
          o Increased Accounts Payable - The increase was primarily the result of increases in vendor and sub-contractor charges due to increased operating activity in our Engineering segment during the three months ended June 30, 2008. The material portion of these obligations must be met during the third quarter of 2008 and are expected to be funded through receipts from collections of Trade Receivables. An additional $1.3 million in payments scheduled to be made during the second quarter of 2008 for commitments related to the SLE Project were extended due to delays in execution of settlement and release documents. The SLE obligations are expected to also be met during the third quarter of 2008.
          o Increased Accrued Compensation and Benefits - The increase was primarily due to timing of bi-weekly payroll and benefits payments for the three months ended June 30, 2008.


Management's Discussion and Analysis (continued)
------------------------------------------------

Engineering Segment Results
---------------------------


                                                 Three Months Ended                              Six Months Ended
                                                      June 30                                         June 30
                                     ------------------------------------------   ---------------------------------------------
                                         2008                  2007                   2008                     2007
                                     ------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
                                     ------------------------------------------------------------------------------------------

Revenue before eliminations          $   77,480            $    56,972            $    129,515              $   108,414
Inter-segment eliminations                   (1)                    (6)                     (7)                       1
                                     ----------            -----------            ------------              -----------
     Total revenue                   $   77,479            $    56,966            $    129,508              $   108,415
                                     ==========            ===========            ============              ===========

     Detailed revenue:
         Detail-design               $   46,041    59.4%   $    33,531    58.9%   $     83,976    64.9%     $    66,327   61.2%
         Field services                  13,069    16.9%        14,035    24.7%         26,057    20.1%          27,793   25.6%
         Procurement services            17,466    22.5%         5,454     9.6%         17,500    13.5%           6,786    6.3%
         Fixed-price                        903     1.2%         3,946     6.8%          1,975     1.5%           7,509    6.9%
                                     ----------            -----------            -------------             -----------
     Total revenue:                  $   77,479   100.0%   $    56,966   100.0%   $    129,508   100.0%     $   108,415  100.0%

     Gross profit:                   $   12,779    16.5%   $     9,584    16.8%   $     22,661    17.5%     $    18,748   17.3%

     Operating SG&A expense:         $    2,262     2.9%   $     1,732     3.0%   $      3,557     2.7%     $     3,599    3.3%
                                     ----------            -----------            -------------             -----------

     Operating income:               $   10,517    13.6%   $     7,852    13.8%   $     19,104    14.8%     $    15,149   14.0%
                                     ==========            ===========            =============             ===========


  Overview of Engineering Segment:

     Our Engineering segment continues to benefit from a large project load generated primarily by both its downstream and midstream clients. The industry's refining and pipeline segments continue to be very active, supplying a large percentage of the Company's backlog. ENGlobal is benefiting from the renewed interest of its chemical/petrochemical clients in maintenance and small capital projects as product margins in this marketplace improve.

  Revenue:

     Engineering segment revenue increased $20.5 million, or 36.0%, to $77.5 million for the three months ended June 30, 2008, from $57.0 million for the comparable prior-year period.

     Engineering segment revenue increased $21.1 million, or 19.5%, to $129.5 million for the six months ended June 30, 2008, from $108.4 million for the comparable prior-year period.

     The increase in Engineering segment revenue was primarily brought about by increased activity in the engineering and construction markets.
     Refining-related activity has been particularly strong, and includes projects to expand existing facilities and utilize heavier sour crude.
     Capital spending in the pipeline area is also trending higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services for ethanol, biodiesel, coal-to-liquids, petroleum coke to ammonia, and other biomass processes.

     The increases in detail-design services and procurement services are directly related to rebuilding a refinery. Procurement services include subcontractor placements, equipment purchases, and other procurement activities necessary to rebuild the damaged facilities. Most of the services rendered to date have occurred in the second quarter of 2008, impacting both the three months and six months ended June 30, 2008.

                                       21

------------------------------------------------

     Our detail-design services proved strong with revenue increasing 37.3%, or $12.5 million, to $46.0 million for the three months ended June 30, 2008, from $33.5 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, detail-design revenue increased 0.5% to 59.4% in 2008 from 58.9% in 2007.

     Our detail-design services proved strong with revenue increasing 26.7%, or $17.7 million, to $84.0 million for the six months ended June 30, 2008, from $66.3 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, detail-design revenue increased 3.7% to 64.9% in 2008 from 61.2% in 2007.

     Our field services revenues remained relatively stable with a decrease of 6.4%, or $0.9 million, to $13.1 million for the three months ended June 30, 2008, from $14.0 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, field services revenue decreased 7.8% to 16.9% in 2008 from 24.7% in 2007.

     Our field services revenues remained relatively stable with a decrease of 6.1%, or $1.7 million, to $26.1 million for the six months ended June 30, 2008, from $27.8 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, field services revenue decreased 5.5% to 20.1% in 2008 from 25.6% in 2007.

     Revenue from procurement services increased 218.2%, or $12.0 million, to $17.5 million for the three months ended June 30, 2008, from $5.5 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, procurement services revenue increased 12.9% to 22.5% for the three months ended June 30, 2008, from 9.6% for the comparable period in 2007. The level of procurement services is project dependent and varies over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services.

     Revenue from procurement services increased 157.4%, or $10.7 million, to $17.5 million for the six months ended June 30, 2008, from $6.8 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, procurement services revenue increased 7.2% to 13.5% for the six months ended June 30, 2008, from 6.3% for the comparable period in 2007. The level of procurement services is project dependent and varies over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services.

     Fixed-price revenue decreased 76.9%, or $3.0 million, to $0.9 million for the three months ended June 30, 2008, from $3.9 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, fixed-price revenue decreased 4.6% to 1.2% for the three months ended June 30, 2008, from 6.8% for the comparable period in 2007 as the Company neared completion of certain EPC contracts.

     Fixed-price revenue decreased 73.3%, or $5.5 million, to $2.0 million for the six months ended June 30, 2008, from $7.5 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, fixed-price revenue decreased 5.4% to 1.5% for the six months ended June 30, 2008, from 6.9% for the comparable period in 2007 as the Company neared completion of certain EPC contracts.

------------------------------------------------

  Gross Profit:

     Our Engineering segment's gross profit increased $3.2 million, or 33.3%, to $12.8 million for the three months ended June 30, 2008, from $9.6 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, gross profit decreased by 0.3% to 16.5% from 16.8% for the three months ended June 30, 2008 and 2007, respectively. The overall $3.2 million increase in gross profit was attributable to the $20.5 million increase in total revenue, including approximately $17.5 million in lower margin procurement revenue.

     Our Engineering segment's gross profit increased $4.0 million, or 21.4%, to $22.7 million for the six months ended June 30, 2008, from $18.7 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, gross profit increased by 0.2% to 17.5% from 17.3% for the six months ended June 30, 2008 and 2007, respectively. Of the overall $4.0 million increase in gross profit, approximately $3.5 million was attributable to the $21.1 million increase in total revenue, plus approximately $0.5 million in improved margins. The increase in margins can be attributed to the reduced activity in low margin/high dollar procurement projects, as these projects are being replaced with higher margin, core revenue derived from labor activity. Margin improvement slowed in the second quarter of 2008, as Engineering revenue included approximately $17.5 million in lower margin procurement revenue.

  Selling, General, and Administrative:

     Our Engineering segment's SG&A expense increased $0.6 million, or 35.3%, to $2.3 million for the three months ended June 30, 2008, from $1.7 million for the comparable period in 2007. The increase in the Engineering segment's SG&A expense came from approximately $0.8 million in higher bad debt expense offset by approximately $0.2 million in employee and associated costs reclassified to direct expense. As a percentage of the total Engineering segment revenue, the segment's SG&A costs decreased by 0.1% to 2.9% from 3.0% for the three months ended June 30, 2008 and 2007, respectively.

     Our Engineering segment's SG&A expense remained flat at $3.6 million for the six months ended June 30, 2008, from $3.6 million for the comparable period in 2007. The differences in the Engineering segment's SG&A expense are attributable to approximately $0.5 million in lower employee and associated costs re-classified to direct expense in 2008, $0.1 million in non-recurring costs associated with closing the Dallas office during the first quarter of 2007, a $0.7 million increase in bad debt expense and a $0.1 million decrease in share-based incentives for the six months ended June 30, 2008. As a percentage of the total Engineering segment revenue, the segment's SG&A costs decreased by 0.6% to 2.7% from 3.3% for the six months ended June 30, 2008 and 2007, respectively.

  Operating Income:

     Operating income for the Engineering segment increased $2.6 million, or 32.9%, to $10.5 million for the three months ended June 30, 2008, from $7.9 million for the comparable prior-year period. As a percentage of the total Engineering segment revenue, operating income decreased by 0.2% to 13.6% for the three months ended June 30, 2008, from 13.8% for the comparable prior-year period, primarily due to increased procurement services.

     Operating income for the Engineering segment increased $4.0 million, or 26.5%, to $19.1 million for the six months ended June 30, 2008, from $15.1 million for the comparable prior-year period. As a percentage of the total Engineering segment revenue, operating income increased by 0.8% to 14.8% for the six months ended June 30, 2008, from 14.0% for the comparable prior-year period.


Management's Discussion and Analysis (continued)
------------------------------------------------

  Construction Segment Results
  ----------------------------

                                                 Three Months Ended                                Six Months Ended
                                                      June 30                                           June 30
                                     ---------------------------------------------     ----------------------------------------
                                             2008                    2007                     2008                   2007
                                     --------------------    ---------------------     -------------------   ------------------
                                                                       (Dollars in Thousands)
                                     ------------------------------------------------------------------------------------------

Revenue before eliminations          $   38,858              $     19,032              $   65,875            $   33,667
Inter-segment eliminations               (3,204)                   (3,044)                 (3,321)               (3,894)
                                     ----------              ------------              ----------            ----------
     Total revenue                   $   35,654              $     15,988              $   62,554            $   29,773
                                     ==========              ============              ==========            ==========

     Detailed revenue:
         Inspection                      31,026    87.0%           12,065   75.5%          54,420   87.0%        22,768   76.5%
         Construction Services            4,628    13.0%            3,923   24.5%           8,134   13.0%         7,005   23.5%
                                     ----------              ------------              ----------            ----------
     Total revenue:                  $   35,654   100.0%     $     15,988  100.0%      $   62,554  100.0%    $   29,773  100.0%

     Gross profit:                   $    3,988    11.2%     $      2,646   16.6%      $    6,016    9.6%    $    4,728   15.9%

     Operating SG&A expense:         $      759     2.1%     $        666    4.2%           1,462    2.3%         1,293    4.4%
                                     ----------              ------------              ----------            ----------

     Operating income:               $    3,229     9.1%     $      1,980   12.4%      $    4,554    7.3%    $    3,435   11.5%
                                     ==========              ============              ==========            ==========


  Overview of Construction Segment:
  Revenue:

     Our Construction segment's revenue increased $19.7 million, or 123.1%, to $35.7 million for the three months ended June 30, 2008, from $16.0 million for the comparable prior-year period. We have experienced significant growth in our inspection related revenue due to increased capital spending mainly by our pipeline clients. While inspection related revenues increased
     $18.9 million, or approximately 156.2%, to $31.0 million for the three months ended June 30, 2008, from $12.1 million for the comparable prior-year period, the contribution to gross profit was reduced. To increase market share and remain competitive, we accepted work at lower margins. Increased variable costs associated with labor to perform proposals, project controls and project management also contributed to the decrease in gross profit. Increased market share has contributed to the increase in our construction services revenues. Construction services revenues increased $0.7 million, or 17.9%, to $4.6 for the three months ended June 30, 2008, from $3.9 million for the comparable period in 2007.

     Our Construction segment's revenue increased $32.8 million, or 110.1%, to $62.6 million for the six months ended June 30, 2008, from $29.8 million for the comparable prior-year period. We have experienced significant growth in our inspection related revenue due to increased capital spending mainly by our pipeline clients. While inspection related revenues increased
     $31.6 million, or approximately 138.6%, to $54.4 million for the six months ended June 30, 2008, from $22.8 million for the comparable prior-year period, the contribution to gross profit was effectively unchanged.
     Increased variable costs associated with labor to perform proposals, project controls and project management also contributed to the decrease in gross profit. Increased market share has contributed to the increase in our construction services revenues. Construction services revenues increased
     $1.1 million, or 15.7%, to $8.1 for the six months ended June 30, 2008, from $7.0 million for the comparable period in 2007.

     Our Construction and Engineering segments are both providing services in connection with the refinery rebuild with many of those services being performed at tighter margins. The Construction segment is taking actions to develop new business and added a quality control manager in the third quarter of 2008.


Management's Discussion and Analysis (continued)
------------------------------------------------

  Gross profit:

     Our Construction segment's gross profit increased approximately $1.4 million, or 53.8%, to $4.0 million for the three months ended June 30, 2008, from $2.6 million for the comparable prior-year period and, as a percentage of the total Construction segment revenue, gross profit decreased by 5.4% to 11.2% from 16.6% for the respective periods. The decrease in gross profit percentage is primarily attributable to the major increase in revenue related to an increase in our provision of inspection services, where increased employee-related costs and competitive pressure on bill rates resulted in lower margins.

     Our Construction segment's gross profit decreased approximately $1.3 million, or 27.7%, to $6.0 million for the six months ended June 30, 2008, from $4.7 million for the comparable prior-year period and, as a percentage of the total Construction segment revenue, gross profit decreased by 6.3% to 9.6% from 15.9% for the respective periods. The decrease in gross profit percentage is primarily attributable to the major increase in revenue related to an increase in our provision of inspection services, where increased employee-related costs and competitive pressure on bill rates resulted in lower margins.

  Selling, General, and Administrative:

     Our Construction segment's SG&A expense increased approximately $0.1 million, or 14.3%, to $0.8 million for the three months ended June 30, 2008, from $0.7 million for the same period in 2007. As a percentage of the total Construction segment revenue, SG&A expense decreased by 2.1% to 2.1% from 4.2% for the respective periods.

     Our Construction segment's SG&A expense increased approximately $0.2 million, or 15.4%, to $1.5 million for the six months ended June 30, 2008, from $1.3 million for the same period in 2007. As a percentage of the total
     Construction segment revenue, SG&A expense decreased by 2.1% to 2.3% from 4.4% for the respective periods.

  Operating Income:

     Our Construction segment's operating income increased $1.2 million, or 60.0%, to $3.2 million for the three months ended June 30, 2008, from $2.0 million for the comparable prior-year period. As a percentage of the total
     Construction segment revenue, operating income decreased by 3.3% to 9.1% for the three months ended June 30, 2008, from 12.4% for the comparable prior-year period.

     Our Construction segment's operating income increased $1.2 million, or 35.3%, to $4.6 million for the six months ended June 30, 2008, from $3.4 million for the comparable prior-year period. As a percentage of the total
     Construction segment revenue, operating income decreased by 4.2% to 7.3% for the six months ended June 30, 2008, from 11.5% for the comparable prior-year period.








Management's Discussion and Analysis (continued)
------------------------------------------------

   Automation Segment Results
   --------------------------

                                                  Three Months Ended                               Six Months Ended
                                                        June 30                                         June 30
                                     ----------------------------------------------  -------------------------------------------
                                             2008                    2007                     2008                   2007
                                     --------------------- ------------------------  ---------------------- --------------------
                                                                       (Dollars in Thousands)
                                     -------------------------------------------------------------------------------------------

Revenue before eliminations          $   11,411              $      9,942              $   21,968            $   19,765
Inter-segment eliminations                 (375)                     (424)                   (530)                 (709)
                                     ----------              ------------              ----------            ----------
     Total revenue                   $   11,036              $      9,518              $   21,438            $   19,056
                                     ==========              ============              ==========            ==========

     Detailed revenue:
         Fabrication                      6,938    62.9%            5,638   59.2%          13,621   63.5%        11,148   58.5%
         Non-Fabrication                  4,098    37.1%            3,880   40.8%           7,817   36.5%         7,908   41.5%
                                     ----------              ------------              ----------            ----------
     Total revenue:                  $   11,036   100.0%     $      9,518  100.0%      $   21,438  100.0%    $   19,056  100.0%

     Gross profit:                   $    1,362    12.3%     $      1,112   11.7%      $    2,406   11.2%    $    1,893    9.9%

     Operating SG&A expense:         $      749     6.8%     $        773    8.1%           1,381    6.4%         1,618    8.5%
                                     ----------              ------------              ----------            ----------

     Operating income:               $      613     5.5%     $        339    3.6%      $    1,025    4.8%    $      275    1.4%
                                     ==========              ============              ==========            ==========


  Overview of Automation Segment:
  Revenue:

     Our Automation segment's revenue increased approximately $1.5 million, or 15.8%, to $11.0 million for the three months ended June 30, 2008, from $9.5 million for the comparable prior-year period.

     Our Automation segment's revenue increased approximately $2.3 million, or 12.0%, to $21.4 million for the six months ended June 30, 2008, from $19.1 million for the comparable prior-year period.

     The Automation segment is aggressively pursuing new business going into the third quarter. The plant expansions along the upper Texas Gulf Coast may provide a number of opportunities for remote instrument enclosures ("RIEs") and analytical systems, which this segment is poised to provide. The
     Automation segment experienced a significant increase in its engineering-services proposal activity during this period. The segment continues to evaluate potential acquisitions with the goal of complimenting its current portfolio.

  Gross profit:

     The Automation segment's gross profit increased approximately $0.3 million, or 27.3%, to $1.4 million for the three months ended June 30, 2008, from $1.1 million for the comparable prior-year period. As a percentage of the total Automation segment revenue, gross profit increased by 0.6% to 12.3%, from 11.7% for the three months ended June 30, 2008 and 2007, respectively.

     The Automation segment's gross profit increased approximately $0.5 million, or 26.3%, to $2.4 million for the six months ended June 30, 2008, from $1.9 million for the comparable prior-year period. As a percentage of the total
     Automation segment revenue, gross profit increased by 1.3% to 11.2%, from 9.9% for the six months ended June 30, 2008 and 2007, respectively. Margins on fixed-price projects increased significantly in 2008 compared to the same period in 2007. Project review processes put in place in 2007 are beginning to yield bottom line results.

  Selling, General, and Administrative:

     Our Automation segment's SG&A expense remained relatively flat for the three months ended June 30, 2008, from $0.8 million for the same period in 2007. As a percentage of the total Automation segment revenue, SG&A expense decreased by 1.3% to 6.8%, from 8.1% for the three months ended June 30, 2008 and 2007, respectively.


Management's Discussion and Analysis (continued)
------------------------------------------------

     Our Automation segment's SG&A expense decreased approximately $0.2 million, or 12.5%, to $1.4 million for the six months ended June 30, 2008, from $1.6 million for the same period in 2007. As a percentage of the total
     Automation segment revenue, SG&A expense decreased by 2.1% to 6.4%, from 8.5% for the six months ended June 30, 2008 and 2007, respectively.

  Operating Income:

     The Automation segment recorded an operating income of $0.6 million for the three months ended June 30, 2008, compared to operating income of $0.3 million for the three months ended June 30, 2007. As a percentage of the total Automation segment revenue, operating income increased by 1.9% to 5.5% for the three months ended June 30, 2008, from 3.6% for the comparable prior-year period. Improved control of direct costs and overhead contributed to the increased operating income of the Automation segment during the three months ended June 30, 2008.

     The Automation segment recorded an operating income of $1.0 million for the six months ended June 30, 2008, compared to operating income of $0.3 million for the six months ended June 30, 2007. As a percentage of the total Automation segment revenue, operating income increased by 3.4% to 4.8% for the six months ended June 30, 2008, from 1.4% for the comparable prior-year period. Improved control of direct costs and overhead contributed to the increased operating income of the Automation segment during the six months ended June 30, 2008.














Management's Discussion and Analysis (continued)
------------------------------------------------

  Land Segment Results
  --------------------

                                                  Three Months Ended                               Six Months Ended
                                                        June 30                                         June 30
                                     ------------------------------------------------ -----------------------------------------
                                             2008                    2007                     2008                   2007
                                     ----------------------- ------------------------ ---------------------- ------------------
                                                                       (Dollars in Thousands)
                                     ------------------------------------------------------------------------------------------

Revenue before eliminations          $   11,842              $      7,104             $   20,677             $   13,991
Inter-segment eliminations                    -                         -                      -                      -
                                     ----------              ------------             ----------             ----------
     Total revenue                   $   11,842   100.0%     $      7,104  100.0%     $   20,677  100.0%     $   13,991  100.0%
                                     ==========              ============             ==========             ==========

     Gross profit:                   $    2,172    18.3%     $        877   12.4%     $    3,564   17.2%     $    2,127   15.2%

     Operating SG&A expense:         $      881     7.4%     $        574    8.1%          1,558    7.5%          1,156    8.3%
                                     ----------              ------------             ----------             ----------

     Operating income:               $    1,291    10.9%     $        303    4.3%     $    2,006    9.7%     $      971    6.9%
                                     ==========              ============             ==========             ==========


  Overview of Land Segment:
  Revenue:

     The Land segment's revenue increased approximately $4.7 million, or 66.2%, to $11.8 million for the three months ended June 30, 2008, from $7.1 million for the comparable prior-year period.

     The Land segment's revenue increased approximately $6.7 million, or 47.9%, to $20.7 million for the six months ended June 30, 2008, from $14.0 million for the comparable prior-year period.

     The Land segment was formed out of our acquisition of WRC Corporation in May 2006, which was renamed ENGlobal Land, Inc. in January 2008. The Land segment provides services to a cross-section of clients in the energy markets. With energy a concern across the country, the Land segment is working on its teamwork and efficiencies in order to address its clients' needs. Energy concerns are expected to increase as the country attempts to shift its dependence on foreign energy to reliance on domestic sources.

  Gross profit:

     The Land segment's gross profit increased approximately $1.3 million, or 144.4%, to $2.2 million for the three months ended June 30, 2008, from $0.9 million for the comparable prior-year period. As a percentage of the total
     Land segment revenue, gross profit increased by 5.9% to 18.3%, from 12.4% for the three months ended June 30, 2008 and 2007, respectively. As we focused on growing this segment's business, we increased the number of its personnel. As a result, our gross profit margins decreased because we were not able to immediately pass through to clients the resulting increased costs of labor and expenses. We renegotiated billing rates on existing contracts to accommodate these increased costs and implemented these changes in the acceptance of new work. As the gross profit percentage has increased by 5.9% for the three months ended June 30, 2008, the success of these modifications and our growth is becoming apparent.

     The Land segment's gross profit increased approximately $1.5 million, or 71.4%, to $3.6 million for the six months ended June 30, 2008, from $2.1 million for the comparable prior-year period. As a percentage of the total
     Land segment revenue, gross profit increased by 2.0% to 17.2%, from 15.2% for the six months ended June 30, 2008 and 2007, respectively.

  Selling, General, and Administrative:

     The Land segment's SG&A expense increased approximately $0.3 million, or 50.0%, to $0.9 million for the three months ended June 30, 2008, from $0.6 million for the same period in 2007. As a percentage of the total Land segment revenue, SG&A expense decreased by 0.7% to 7.4%, from 8.1% for the three months ended June 30, 2008 and 2007, respectively. Increases in SG&A costs for the three months ended June 30, 2008, were related to $131,000 in higher salaries and associated expenses primarily associated with our growth, and an increase in bad debt expense of $138,000.

                                       28

------------------------------------------------

     The Land segment's SG&A expense increased approximately $0.4 million, or 33.3%, to $1.6 million for the six months ended June 30, 2008, from $1.2 million for the same period in 2007. As a percentage of the total Land segment revenue, SG&A expense decreased by 0.8% to 7.5%, from 8.3% for the six months ended June 30, 2008 and 2007, respectively. Most of the increases in SG&A costs for the six months ended June 30, 2008, were related to $132,000 in higher salaries and associated expenses primarily associated with our growth, and an increase in bad debt expense of $163,000.

  Operating Income:

     The Land segment recorded an operating income of $1.3 million for the three months ended June 30, 2008, compared to an operating income of $0.3 million for the three months ended June 30, 2007. As a percentage of the total Land segment revenue, operating income increased 6.6% to 10.9% for the three months ended June 30, 2008, from 4.3% for the same period in 2007.

     The Land segment recorded an operating income of $2.0 million for the three months ended June 30, 2008, compared to an operating income of $1.0 million for the three months ended June 30, 2007. As a percentage of the total Land segment revenue, operating income decreased 2.8% to 9.7% for the three months ended June 30, 2008, from 6.9% for the same period in 2007.

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

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility. As of June 30, 2008, $25.5 million had been borrowed under the Credit Facility, accruing interest at 4.75% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of June 30, 2008 would be 47.5 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $121,000, assuming the amount of debt outstanding remains constant.

     In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our Canadian subsidiary from the Canadian dollar to the U.S. dollar. We follow the provisions of SFAS No. 52 - "Foreign Currency Translation" in preparing our condensed consolidated financial statements. Currently, we do not engage in foreign currency hedging activities.

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

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, as required by Rule 13a-15 of the Exchange Act. As described below, material weaknesses were identified in our internal control over financial reporting as of June 30, 2008. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

     Changes in Internal Control over Financial Reporting

     In our Form 10-K for the year ended December 31, 2007, we disclosed certain material weaknesses in internal control over financial reporting, which are identified below. Neither material weakness has been remediated as of June 30, 2008.

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

     As noted above, no change in our internal control over financial reporting occurred during the six months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Remediation Initiatives

     Management, with oversight from the Audit Committee of the Board of Directors, has been addressing the material weaknesses discussed above. While progress has been made, these remedial steps have not been completed; however, the Company has performed additional analysis and procedures in order to ensure that the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States. Although the Company's remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing and are tested, and management and its independent registered certified public accounting firm conclude that these controls are operating effectively. Management, along with its outside consultants, and the Audit Committee of the Company's Board of Directors are working to determine the most effective way to implement the remedial measures listed below, and, if necessary, to develop additional remedial measures to address the internal control deficiencies identified above. The Company is monitoring the effectiveness of planned actions and will make any other changes and take such other actions as management or the Audit Committee determines to be appropriate. The Company's remediation efforts include:

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

     The Company has been holding quarterly meetings of the accounting staff to facilitate quarterly closing procedures and review of quarterly checklists. Certain training needs have been addressed as a result. The Company has engaged Sirius Solutions to review specific non-recurring technical accounting issues and to review SEC disclosure checklists to improve compliance.

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

     As discussed in Note 9 above, in the first quarter of 2007 ENGlobal Engineering, Inc. and South Louisiana Ethanol, LLC ("SLE") executed an agreement for EPC services relating to the retro-fit of an ethanol plan in southern Louisiana. The history of the SLE Project is described in Note 12 to the Company's financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Third Quarter 10-Q") and is discussed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Due to the continued failure of SLE to obtain permanent financing, on May 30, 2008, the Company filed suit in the United States District Court for the Eastern District of Louisiana, Cause Number 08-3601. The Company is seeking damages of $15.8 million.

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

ITEM 1A.  RISK FACTORS

     If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
     --------------------------------------------------------------------------

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

     As discussed further in Note 9 above, due to the continued failure of South Louisiana Ethanol, LLC ("SLE") to obtain permanent financing, the Company has filed suit against SLE seeking damages of $15.8 million. While the Company believes that in the event that the collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the Collateral Mortgage in favor of the Company, collectability is not assured at this time.

     As discussed further in Note 10 above, we have potential exposure to SemCrude, L.P. ("SemCrude"), an affiliate of SemGroup, L.P. ("SemGroup), related to services provided by our Engineering and Construction segments in connection with construction of the White Cliffs Pipeline. While SemCrude's account was materially current as of August 7, 2008, the Company is pursuing various legal remedies in connection with the SemGroup situation, and we are currently unable to quantify what amount of SemCrude's balance, if any, may be uncollectible.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 19, 2008, the Company held its Annual Meeting of Stockholders. As of the April 21, 2008 record date, 27,063,541 shares of Common Stock were entitled to vote at the meeting. Represented at the meeting in person or by proxy were 23,980,538 shares, or 88.6% of the total shares of Common Stock entitled to vote at the meeting.

     The purpose of the meeting was the re-election of four directors to a one-year term. All of management's nominees as listed in the Company's proxy statement were elected. The following table sets forth the results of the election:

                                      Shares Voted FOR      Shares WITHHELD
                                      ----------------      ---------------
          William A. Coskey, P.E.        23,488,022             492,516
          David W. Gent, P.E.            23,358,326             622,212
          Randall B. Hale                23,359,599             620,939
          David C. Roussel               23,444,659             535,879

ITEM 5.  OTHER INFORMATION

     Indemnification Agreements
     --------------------------

     In June 2008, ENGlobal's Board of Directors authorized the Company's entry into indemnification agreements with the following Company directors and executive officers: William A. Coskey, P.E. (Chairman of the Board and Chief Executive Officer), Robert W. Raiford (Chief Financial Officer and Treasurer), Michael M. Patton, P.E. (Senior Vice President, Business Development), R. David Kelley (Senior Vice President, Corporate Services), Randall B. Hale (Director), David W. Gent (Director), and David C. Roussel (Director).

     Under each indemnification agreement, the Company agrees to indemnify the officer or director signing the agreement against expenses (including reasonable attorneys' fees) and other types of losses incurred by reason of his serving the Company, or other enterprise at the Company's request, as an officer, director, employee, or agent, subject to certain limitations. The Company also agrees to advance his expenses, and each officer and director undertakes to repay the advances should a court ultimately determine that indemnification was not authorized.

     The above description does not purport to be complete and is qualified in its entirety by reference to the full text of the form of indemnification agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 by reference.

     Restricted Stock Unit Awards
     ----------------------------

     In June 2008, the Company granted compensation to each of its three non-employee directors via restricted stock awards. It was the Company's intention that such awards be issued pursuant to the Plan. It was later determined that the grants had been made after the Plan's expiration. Therefore, the grants of restricted stock were rescinded. On August 8, 2008, the Company replaced the grants of restricted stock with grants of non-Plan restricted stock units equivalent to 6,420 shares of common stock. The award of restricted stock units is intended to compensate and retain the directors over the term of the award. The fair value of the award was $93,411 per director based on the market price of $14.55 per share of the Company's stock on the date the award was granted. Upon vesting, the units will be convertible into cash or, if shareholder approval is obtained, common stock. The units will vest in equal quarterly installments beginning on September 30, 2008, so long as the grantee continues to serve as an independent director of the Company. Recognition of compensation related to the restricted stock awards will commence in the third quarter of 2008. The form of Restricted Stock Unit Award Agreement granted to the non-employee directors is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 by reference.

ITEM 6.  EXHIBITS

     10.1 Form of Indemnification Agreement between ENGlobal Corporation and its Directors and Executive Officers

     10.2 Form of Restricted Stock Unit Award Agreement between ENGlobal Corporation and its Independent Non-employee Directors

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2008

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2008

     32.0 Certification Pursuant to Rule 13a - 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2008

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal Corporation

Dated:   August 11, 2008

                                       By: /s/ Robert W. Raiford
                                           ------------------------------
                                           Robert W. Raiford
                                           Chief Financial Officer and Treasurer