Form 10-Q
period 2008-09-30
ENGLOBAL CORP
filed 2008-11-07
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of November 6, 2008.

    $0.001 Par Value Common Stock                      27,294,591 shares



                                       QUARTERLY REPORT ON FORM 10-Q
                                  FOR THE PERIOD ENDED SEPTEMBER 30, 2008

                                             TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             Number
                                                                                                             ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months and
                      Nine Months Ended September 30, 2008 and September 30, 2007                                 3

                  Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007               4

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 2008 and September 30, 2007                                                   5

                  Notes to Condensed Consolidated Financial Statements                                         6-13

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       14-32

                           Engineering Segment Results                                                           24
                           Construction Segment Results                                                          27
                           Automation Segment Results                                                            29
                           Land Segment Results                                                                  31

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                     33

       Item 4.    Controls and Procedures                                                                     33-34

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                              35

       Item 1A.   Risk Factors                                                                                   36

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                    37

       Item 3.    Defaults Upon Senior Securities                                                                37

       Item 4.    Submission of Matters to a Vote of Security Holders                                            37

       Item 5.    Other Information                                                                              37

       Item 6.    Exhibits                                                                                       37

                  Signatures                                                                                     38




                                 PART I. - FINANCIAL INFORMATION
                                 -------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                      ENGlobal Corporation
                           Condensed Consolidated Statements of Income
                                           (Unaudited)
                                     (Dollars in Thousands)


                                                            For the Three Months         For the Nine Months
                                                             Ended September 30,          Ended September 30,
                                                           ------------------------     -----------------------

                                                             2008           2007          2008          2007
                                                           ---------      ---------     ---------     ---------

Revenues                                                   $ 123,167      $  96,825     $ 357,344     $ 268,060
Direct costs                                                 109,533         80,486       309,063       224,225
                                                           ---------      ---------     ---------     ---------
Gross profit                                               $  13,634      $  16,339     $  48,281     $  43,835

Selling, general and administrative                            7,449          8,603        23,376        23,636
                                                           ---------      ---------     ---------     ---------
Operating income                                           $   6,185      $   7,736     $  24,905     $  20,199

Other income (expense):
     Other income                                          $      49      $     (53)    $     134     $     462
     Interest income (expense), net                             (360)          (636)       (1,256)       (1,896)
                                                           ---------      ---------     ---------     ---------
Income before income taxes                                 $   5,874      $   7,047     $  23,783     $  18,765

Provision for federal and state income taxes                   2,379          3,072         9,583         7,722
                                                           ---------      ---------     ---------     ---------

Net income                                                 $   3,495      $   3,975     $  14,200     $  11,043
                                                           =========      =========     =========     =========

Net income per common share:
     Basic                                                 $    0.13      $    0.15     $    0.52     $    0.41
     Diluted                                               $    0.13      $    0.14     $    0.51     $    0.40

Weighted average shares used in computing net income
   per share (in thousands):
     Basic                                                    27,272         26,953        27,143        26,877
     Diluted                                                  27,956         27,417        27,704        27,278


                 See accompanying notes to interim condensed consolidated financial statements.


                                         ENGlobal Corporation
                                Condensed Consolidated Balance Sheets
                                             (Unaudited)
                                       (Dollars in Thousands)

                                                ASSETS
                                                ------
                                                                                 September 30,  December 31,
                                                                                      2008         2007
                                                                                   ---------    ---------

Current Assets:
     Cash                                                                          $   1,370    $     908
     Trade receivables, net                                                           85,615       64,141
     Prepaid expenses and other current assets                                         1,524        2,125
     Current portion of notes receivable                                                 156          154
     Costs and estimated earnings in excess of billings on uncompleted contracts       5,246        6,981
     Deferred tax asset                                                                3,081        3,081
                                                                                   ---------    ---------
         Total Current Assets                                                      $  96,992    $  77,390

Property and equipment, net                                                        $   6,106    $   6,472
Goodwill                                                                              23,294       19,926
Other intangible assets, net                                                           3,370        4,112
Long term notes receivable, net of current portion                                     9,110       10,593
Deferred tax asset, non-current                                                          281           77
Other assets                                                                           1,038        1,020
                                                                                   ---------    ---------

         Total Assets                                                              $ 140,191    $ 119,590
                                                                                   =========    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

Current Liabilities:
     Accounts payable                                                              $  11,634    $  10,482
     Accrued compensation and benefits                                                18,489       16,182
     Notes payable                                                                      --            931
     Current portion of long-term lease                                                  171         --
     Current portion of long-term debt                                                 1,901        1,508
     Deferred rent                                                                       459          558
     Billings and estimated earnings in excess of costs on uncompleted contracts         441          963
     Other current liabilities including taxes payable                                 2,381        3,851
                                                                                   ---------    ---------
         Total Current Liabilities                                                 $  35,476    $  34,475

Long-Term Lease, net of current portion                                                  288         --
Long-Term Debt, net of current portion                                                32,115       29,318
                                                                                   ---------    ---------

         Total Liabilities                                                         $  67,879    $  63,793
                                                                                   ---------    ---------

Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,289,591 and 27,051,766 shares issued and outstanding at September 30, 2008
        and December 31, 2007, respectively                                        $      27    $      28
     Additional paid-in capital                                                       35,984       33,593
     Retained earnings                                                                36,381       22,181
     Accumulated other comprehensive income (loss)                                       (80)          (5)
                                                                                   ---------    ---------

         Total Stockholders' Equity                                                $  72,312    $  55,797
                                                                                   ---------    ---------

         Total Liabilities and Stockholders' Equity                                $ 140,191    $ 119,590
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


                                         ENGlobal Corporation
                            Condensed Consolidated Statements of Cash Flows
                                              (Unaudited)
                                        (Dollars in Thousands)

                                                                                     For the Nine Months Ended
                                                                                           September 30,
                                                                                     -------------------------
                                                                                          2008        2007
                                                                                       --------------------
Cash Flows from Operating Activities:
     Net income                                                                        $ 14,200    $ 11,043
     Adjustments to reconcile net income to net cash provided
         (used) by operating activities:
         Depreciation and amortization                                                    3,393       3,410
         Share-based compensation expense                                                 1,063         947
         Gain on disposal of property, plant and equipment                                  (85)       (552)
         Deferred income taxes                                                             (204)       (170)
     Changes in current assets and liabilities, net of acquisitions:
         Trade receivables                                                              (19,622)    (19,600)
         Costs and estimated earnings in excess of billings on uncompleted contracts      1,735      (2,784)
         Prepaid expenses and other assets                                                  520        (668)
         Accounts payable                                                                 1,023      (4,279)
         Accrued compensation and benefits                                                1,783       2,679
         Billings in excess of costs and estimated earnings                                (522)      1,757
         Other liabilities                                                               (1,107)     (5,027)
         Income taxes receivable/payable                                                 (1,192)      3,850
                                                                                       --------    --------
               Net cash provided by (used in) operating activities                     $    985    $ (9,394)
                                                                                       --------    --------
Cash Flows from Investing Activities:
     Property and equipment acquired                                                   $ (1,570)   $ (1,842)
     Proceeds from note receivable                                                        1,480          55
     Business acquisitions, net of cash acquired                                         (2,844)       --
     Additional consideration for acquisitions                                             --            18
     Proceeds from sale of other assets                                                     383         516
                                                                                       --------    --------

         Net cash used in investing activities                                         $ (2,551)   $ (1,253)
                                                                                       --------    --------
Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                                       $  2,284    $ 11,782
     Proceeds from issuance of common stock                                               1,327         656
     Borrowing under capital lease                                                          459        --
     Long-term debt repayments                                                           (1,967)     (2,113)
                                                                                       --------    --------

         Net cash (used in) provided by financing activities                           $  2,103    $ 10,325
                                                                                       --------    --------
Effect of Exchange Rate Changes on Cash                                                     (75)         22
                                                                                       --------    --------
         Net change in cash                                                            $    462    $   (300)
Cash, at beginning of period                                                                908       1,403
                                                                                       --------    --------
Cash, at end of period                                                                 $  1,370    $  1,103
                                                                                       ========    ========


Supplemental Disclosures:
         Interest paid                                                                 $  1,004    $  1,829
                                                                                       --------    --------
         Income taxes paid                                                             $ 11,010    $  6,167
                                                                                       --------    --------
Non-cash investing and financing activities:
             Acceptance of note receivable from Oak Tree Holdings, LLC                     --      $ (1,480)
                                                                                       --------    --------
             Acceptance of note receivable from South Louisiana Ethanol (SLE)              --      $(12,329)
                                                                                       --------    --------
             Notes payable issued in acquisition of ACE, discounted for interest       $  1,941        --
                                                                                       --------    --------


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

     The condensed consolidated financial statements of ENGlobal Corporation
     (which may be referred to as "ENGlobal," the "Company," "we," "us," or "our") included herein are unaudited for the three month and nine month periods ended September 30, 2008 and 2007, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2007, have been derived from the audited financial statements. These financial statements reflect all adjustments
     (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.


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

     The Company maintained a share-based incentive plan, under which the Company had the ability to award non-statutory options, incentive stock options, restricted stock and stock appreciation rights to employees including non-employee directors. Under the Plan, a maximum of 3,250,000 shares of our common stock was approved to be issued or transferred to non-employee directors, officers and employees pursuant to awards granted.
     At the date of the Plan's expiration, June 5, 2008, 512,494 shares remained available under the Plan. This plan has not been extended or replaced.

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

     In accordance with the provisions of SFAS No. 123(R), total share-based compensation expense in the amount of $247,000 and $492,000 was recorded in the three months ended September 30, 2008, and September 30, 2007, respectively. Total share-based compensation expense in the amount of $1,063,000 and $947,000 was recorded in the nine months ended September 30, 2008, and September 30, 2007, respectively. The total share-based


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


     compensation expense was recorded in selling, general and administrative expense. The total income tax benefit recognized in the condensed consolidated statements of income for the share-based arrangements was $24,000 and $128,000 for the three months ended September 30, 2008, and September 30, 2007, respectively, and $204,000 and $205,000 for the nine months ended September 30, 2008, and September 30, 2007, respectively.

     Compensation expense related to outstanding non-vested stock option awards under the Plan of $1.2 million had not been recognized at September 30, 2008. This compensation expense is expected to be recognized over a weighted-average period of approximately 26 months.

     The following table summarizes stock option activity through the third quarter of 2008:

                                                                                  Weighted         Aggregate
                                                                  Weighted        Average          Intrinsic
                                                                   Average       Remaining       Value (000's)
                                                Number of         Exercise      Contractual    Based on $14.28 per
                                                 Options           Price        Term (Years)        share
                                                ----------        --------      -----------    -------------------
Balance at December 31, 2007                     1,306,500        $   6.26          7.4           $   10,478
    Granted                                        140,000            9.44          9.5                  678
    Exercised                                     (237,825)           5.62          --                (2,059)
    Canceled or expired                            (30,000)           5.27          --                  (270)
                                                ----------        --------       ------           ----------

Balance at September 30, 2008                    1,178,675        $   6.79          5.6           $    8,825
                                                ==========        ========       ======           ==========

Exercisable at September 30, 2008                  974,475        $   6.15          6.1           $    7,922
                                                ==========        ========       ======           ==========

     *Based on average stock price through the third quarter of 2008 of $14.28 per share. The average stock price for the same period in 2007 was $10.64 per share. Our common stock was quoted on the NASDAQ Global Select market during the nine months ended September 30, 2008 and on the American Stock
     Exchange during the nine months ended September 30, 2007. The total fair value of vested options outstanding as of September 30, 2008 and 2007 was $7.9 million and $6.0 million, respectively.

     The total intrinsic value of options exercised was $2.1 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

     Restricted Stock Unit Awards

     On August 8, 2008, the Company granted compensation to each of its three non-employee directors via restricted stock unit awards equivalent to 6,420 shares of common stock. The award of restricted stock units (RSUs) is intended to compensate and retain the directors over the term of the award.
     The fair value of the award was $93,411 per director based on the market price of $14.55 per share of the Company's stock on the date the award was granted. Upon vesting, the RSUs will be convertible into cash or common stock. Settlement of the RSUs with the non-employee directors is at the discretion of the Compensation Committee, subject to the requirement for stockholder approval to settle in common stock. The RSUs will vest in equal quarterly installments beginning on September 30, 2008, so long as the grantee continues to serve as an independent director of the Company. The stock price was $13.27 on September 30, 2008, when the first installment vested. One-fourth of the compensation related to the restricted stock unit awards was recognized in the third quarter of 2008. The amount of compensation that was unrecognized at September 30, 2008, totals $210,000.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2008 and December 31, 2007:

                                                                                September 30,       December 31,
                                                                                   2008                2007
                                                                                -------------------------------
                                                                                    (Dollars in Thousands)
                                                                                -------------------------------

Costs incurred on uncompleted contracts                                           $ 70,715           $ 74,599
Estimated earnings (losses) on uncompleted contracts                                (1,791)            (1,686)
                                                                                  --------           --------
    Earned revenues                                                                 68,924             72,913
Less: billings to date                                                              64,119             66,895
                                                                                  --------           --------
    Net costs and estimated earnings in excess of billings
       on uncompleted contracts                                                   $  4,805           $  6,018
                                                                                  ========           ========

Costs and estimated earnings in excess of billings on uncompleted contracts       $  5,246           $  6,981
Billings and estimated earnings in excess of cost on uncompleted contracts            (441)              (963)
                                                                                  --------           --------
    Net costs and estimated earnings in excess of billings
       on uncompleted contracts                                                   $  4,805           $  6,018
                                                                                  ========           ========


NOTE 5 - LINE OF CREDIT AND DEBT

                                                                                          September 30,  December 31,
                                                                                             2008           2007
                                                                                           --------------------------
                                                                                             (Dollars in Thousands)
                                                                                           --------------------------
Schedule of Long-Term Debt:

    Comerica Credit Facility - Line of credit, variable interest at 4.75% at
       September 30, 2008, maturing in August 2010                                         $ 30,119        $ 27,835
    Sterling Planet and EDGI - Notes payable, interest at 5%, principal payments in
       installments of $15,000 plus interest due quarterly, maturing in December 2008            15              60
    Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis
       - Notes payable, discounted at 5% interest, principal payments in installments
       of $100,000 due quarterly, maturing in October 2009                                      388             667
    A.T.I. Inc. - Note payable, interest at 6%, principal payments in installments of
       $30,422 including interest due monthly, maturing in January 2009                         120             382
    Michael Lee - Note payable, interest at 5%, principal payments in installments of
       $150,000 plus interest due quarterly, maturing in July 2010                            1,050           1,500
    Watco Management, Inc. - Note payable, interest at 4%, principal payments in installments of $137,745 including interest due annually, maturing in
       October 2010                                                                             382             382
    Frank H McIlwain, PC; James A Walters, PC; William M Bosarge, PC; Matthew R Burton,
       PC - Notes payable, discounted at 2.38% interest, payments in installments of
       $666,667 including interest due annually, maturing in December 2010.                   1,942            --
                                                                                           --------        --------

         Total long-term debt                                                                34,016          30,826
         Less: current maturities of long-term debt                                          (1,901)         (1,508)
                                                                                           --------        --------
         Long-term debt, net of current portion                                            $ 32,115        $ 29,318
         Borrowings under capital lease                                                         459            --
         Less: current maturities of capital lease                                             (171)           --
                                                                                           --------        --------
          Total                                                                            $ 32,403        $ 29,318
                                                                                           ========        ========



              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


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

  (Dollars in Thousands)          Engineering    Construction   Automation        Land        All Other    Consolidated
For the three months ended        -----------    ------------   ----------        ----        ---------    ------------
   September 30, 2008
   ------------------

Revenue before eliminations        $  63,170      $  44,481      $   7,912      $  11,251     $    --        $ 126,814
Inter-segment eliminations         $     (60)        (3,571)           (16)          --            --           (3,647)
                                   ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                   $  63,110         40,910          7.896         11,251          --        $ 123,167
         Gross profit              $   8,864          2,765            154          1,851          --        $  13,634
         SG&A                      $   1,446            794            720            660         3,829      $   7,449
                                   ---------      ---------      ---------      ---------     ---------      ---------
         Operating income          $   7,418      $   1,971      $    (566)     $   1,191     $  (3,829)     $   6,185
                                   ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                   (311)
         Tax provision                                                                                          (2,379)
                                                                                                             ---------
         Net income                                                                                          $   3,495
                                                                                                             =========

  (Dollars in Thousands)
For the three months ended
    September 30, 2007
    ------------------

Revenue before eliminations        $  61,687      $  26,402      $   8,853      $   7,620     $    --        $ 104,562
Inter-segment eliminations         $      (7)        (7,403)          (327)          --            --           (7,737)
                                   ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                   $  61,680         18,999          8,526          7,620          --        $  96,825
         Gross profit              $  10,801          3,678            774          1,086          --        $  16,339
         SG&A                      $   2,741            791            688            562         3,821      $   8,603
                                   ---------      ---------      ---------      ---------     ---------      ---------
         Operating income          $   8,060      $   2,887      $      86      $     524     $  (3,821)     $   7,736
                                   ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                   (689)
         Tax provision                                                                                          (3,072)
                                                                                                             ---------
         Net income                                                                                          $   3,975
                                                                                                             =========

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 6 - SEGMENT INFORMATION (continued)

  (Dollars in Thousands)             Engineering   Construction    Automation        Land       All Other      Consolidated
For the nine months ended            -----------   ------------    ----------        ----       ---------      ------------
    September 30, 2008
    ------------------

Revenue before eliminations           $ 192,685      $ 110,356      $  29,880      $  31,928     $    --        $ 364,849
Inter-segment eliminations            $     (67)        (6,892)          (546)          --            --           (7,505)
                                      ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                      $ 192,618        103,464         29,334         31,928          --        $ 357,344
         Gross profit                 $  31,525          8,781          2,560          5,415          --        $  48,281
         SG&A                         $   5,003          2,255          2,101          2,219        11,798      $  23,376
                                      ---------      ---------      ---------      ---------     ---------      ---------
         Operating income             $  26,522      $   6,526      $     459      $   3,196     $ (11,798)     $  24,905
                                      ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                    (1,122)
         Tax provision                                                                                             (9,583)
                                                                                                                ---------
         Net income                                                                                             $  14,200
                                                                                                                =========

  (Dollars in Thousands)
For the nine months ended
    September 30, 2007
    ------------------

Revenue before eliminations           $ 170,103      $  60,069      $  28,618      $  21,611     $    --        $ 280,401
Inter-segment eliminations            $      (8)       (11,297)        (1,036)          --            --          (12,341)
                                      ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                      $ 170,095         48,772         27,582         21,611          --        $ 268,060
         Gross profit                 $  29,549          8,406          2,667          3,213          --        $  43,835
         SG&A                         $   6,339          2,084          2,306          1,719        11,188      $  23,636
                                      ---------      ---------      ---------      ---------     ---------      ---------
         Operating income             $  23,210      $   6,322      $     361      $   1,494     $ (11,188)     $  20,199
                                      ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                    (1,434)
         Tax provision                                                                                             (7,722)
                                                                                                                ---------
         Net income                                                                                             $  11,043
                                                                                                                =========


     Financial information about geographic areas
     --------------------------------------------

     Revenue from the Company's non-U.S. operations is not material. Long-lived assets (principally leasehold improvements and computer equipment) located in Canada were valued at $57,000 as of September 30, 2008, net of accumulated depreciation, stated in U.S. dollars.

NOTE 7 - FEDERAL AND STATE INCOME TAXES

     The components of income tax expense (benefit) for the three months and nine months ended September 30, 2008 and 2007 were as follows:

                                       Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                       2008          2007         2008          2007
                                     -------       -------      -------       -------
                                     (Dollars in thousands)     (Dollars in thousands)

       Current                       $ 2,403       $ 3,110      $ 9,787       $ 7,927
       Deferred                          (24)          (38)        (204)         (205)
                                     -------       -------      -------       -------
              Total tax provision    $ 2,379       $ 3,072      $ 9,583       $ 7,722
                                     =======       =======      =======       =======
              Effective tax rate        40.5%         42.0%        40.3%         39.7%
                                     -------       -------      -------       -------

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences.
     Estimates at September 30, 2008, are based on results of the 2007 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2008.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 8 - EARNINGS PER SHARE

     The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share ("EPS").

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                2008           2007       2008          2007
                                               ------         ------     ------         ------
                                               (Shares in thousands)     (Shares in thousands)
       Weighted average shares outstanding
          used to compute basic EPS            27,272         26,953     27,143         26,877
       Effect of share-based plan                 684            464        561            401
                                               ------         ------     ------         ------
       Shares used to compute diluted EPS      27,956         27,417     27,704         27,278
                                               ======         ======     ======         ======

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with certain of its executive officers and other officers. Such agreements provide for minimum salary levels. Generally, if the Company terminates the employment of the employee for any reason other than (1) for cause, as defined in the employment agreement, (2) voluntary resignation, or (3) the employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of the employee's agreement not to engage in certain competitive activities. These agreements are renewable for one year at the Company's option.

     Long-term Note Receivable

     In the first quarter of 2007, ENGlobal Engineering, Inc. ("EEI") and South
     Louisiana Ethanol, LLC ("SLE") executed an agreement for engineering, procurement and construction (EPC) services relating to the retro-fit of an ethanol plant in southern Louisiana. The history of the SLE project (the
     "SLE Project") is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form
     10-Q for the quarter ended September 30, 2007, and is discussed further in the Company's Annual Report on Form 10-K for the year ended December 31,
     2007, under Litigation, below, and in Part II, "Item 1 - Legal Proceedings" of this Quarterly Report on Form 10-Q.

     Accounts Receivable

     Note 10 to the Company's condensed consolidated financial statements
     ("Subsequent Events") included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, discussed the petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code filed by the parent of ENGlobal client SemCrude, L.P. This client has continued to be current on payments due to the Company throughout the third quarter.

     Litigation

     Due to SLE's continued failure to obtain permanent financing, on May 30, 2008, the Company filed suit in the United States District Court for the Eastern District of Louisiana, Cause Number 08-3601, seeking damages of
     $15.8 million. An independent appraisal, dated March 17, 2008, from the bridge lending bank's appraiser, Revpro and Associates, indicates a fair market value of SLE's assets of $35.8 million, an orderly liquidation value of $25.3 million, and a forced liquidation value of $20.0 million. While the Company believes that in the event the collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the Collateral
     Mortgage in favor of the Company, collectability is not assured at this time. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


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

     Insurance

     The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors and officers liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience.

     Building Lease Commitment

     As discussed in Note 20 to the Company's consolidated financial statements included in its 2007 Annual Report on Form 10-K, on February 28, 2008,
     ENGlobal entered into a lease agreement with a third party relating to the construction of a new facility in Beaumont, Texas. Commencement of the lease agreement and construction of the facility was contingent on the sale of property to the developer/lessor. During May 2008, the Company completed the sale of property to the developer/lessor. Construction has commenced on the new facility and is expected to continue throughout 2008.

     Restricted Stock Units

     As discussed at the end of Note 3, on August 8, 2008, the Company granted compensation to each of its three non-employee directors via restricted stock unit awards equivalent to 6,420 shares of common stock. The fair value of the award was $93,411 per director based on the market price of $14.55 per share of the Company's stock on the date the award was granted.
     The total value of the grant was $280,000. Upon vesting, the RSUs will be convertible into cash or common stock. Settlement of the RSUs with the non-employee directors is at the discretion of the Compensation Committee, subject to the requirement for stockholder approval to settle in common stock. One-fourth, $70,000, of the compensation related to the restricted stock unit awards vested in the third quarter of 2008. Because it has not yet been determined whether this award will be settled in cash or stock, the award has not been classified as a liability. If settlement is ultimately made in cash, the transaction will be reclassified from additional paid in capital to a liability. The amount of compensation that was unrecognized at September 30, 2008, totals $210,000.

     Retention Bonus

     On September 29, 2008, the Company acquired 100% of the membership interests of Advanced Control Engineering, LLC ("Advanced Control
     Engineering") as discussed in Note 10 below. Per Section 6.10 of the Purchase Agreement between ENGlobal and Advanced Control Engineering (which is attached as an exhibit to this Quarterly Report on Form 10-Q), one of the conditions to the transaction's closing was the agreement to pay employee retention bonuses. The retention bonuses are payable to employees of Advanced Control Engineering, contingent on their continued employment with ENGlobal, and, as such, will be recognized as compensation expense in the period in which they become due.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 10 - ACQUISITIONS

     EMC Design & Consulting, Inc.

     On September 4, 2008, the Company acquired the net assets of EMC Design &
     Consulting, Inc. for a cash payment of $350,000. The property, plant and equipment was valued at $206,000 net of depreciation. The remaining
     $144,000 is included in other intangible assets and is being amortized over 24 months.

     Advanced Control Engineering

     On September 29, 2008, the Company acquired 100% of the membership interests of Advanced Control Engineering, LLC ("Advanced Control
     Engineering"). Advanced Control Engineering provides control system and related technical services to a variety of industries. Advanced Control
     Engineering complements the business of the Company's Automation segment and is situated geographically to expand the Automation segment's service territory. At the closing of the acquisition, the aggregate purchase price was $4.4 million, including a cash payment of $2.5 million to the principals of Advanced Control Engineering, and promissory notes issued to such principals (described in Note 5) in the face amount of $2.0 million, discounted for interest to $1.9 million, using guidance from the Internal
     Revenue Service on discounting non-interest bearing notes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. ENGlobal is in the process of obtaining third-party valuations of certain intangible assets.
     Therefore, the allocation of the purchase price is subject to change.

     Advanced Control Engineering, LLC                    At September 30, 2008
                                                          ---------------------
                                                          (Dollars in thousands)

       Cash and other current assets                             $    75
       Accounts receivable                                         1,913
       Property, plant and equipment                                 244
       Goodwill                                                    2,910
       Less liabilites assumed                                      (700)
                                                                 -------
              Net assets acquired                                $ 4,442
                                                                 =======
              Net purchase price                                 $ 4,442
                                                                 -------

     The Company is expecting to account for this transaction as a purchase under SFAS No. 141, Business Combinations.

     Because the transaction closing date was September 29, 2008, no results of operations of Advanced Control Engineering are reflected in the Company's condensed consolidated statements of income in this Quarterly Report on Form 10-Q. The results of operations of Advanced Control Engineering are summarized as follows:

     Advanced Control Engineering, LLC       Three Months Ended       Nine Months Ended
                                             September 30, 2008       September 30, 2008
                                             ------------------       ------------------
                                           (Dollars in thousands)   (Dollars in thousands)

       Total Revenue                               $2,330                   $7,059
                                                   ------                   ------
         Net Income                                $   85                   $  624
                                                   ======                   ======


NOTE 11 - SUBSEQUENT EVENTS

     On or about November 4, 2008, EcoProduct Solutions, L.P. ("EcoProduct") served ENGlobal Engineering, Inc. ("EEI") with an arbitration demand in connection with a previously initiated arbitration proceeding against defendant Swenson Technology, Inc. ("Swenson") pending before the American
     Arbitration Association. According to the first amended statement of claims, the claimant has made various allegations, including professional negligence, breach of contract, and violation of Texas consumer protection laws, against primary defendant Swenson Technology, Inc., and now, also against EEI in connection with an engineering project on which EEI's work was completed in 2005. EcoProduct is seeking approximately $45 million in damages. Due to the recentness of the filing, we have not yet had a chance to review the claims thoroughly. However, it is our current understanding that the suit is substantially without merit, and we intend to vigorously defend against it.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

  Forward-Looking Statements
  --------------------------

     Certain information contained in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenues and business; customer retention;
     project reversals; commitments and contingent liabilities; and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words "anticipate," "believe,"
     "estimate," "expect," "may," and similar expressions, identify forward-looking statements, which generally are not historical in nature.
     Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31,
     2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

  MD&A Overview
  -------------

     The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months and nine months ended September 30, 2008, compared to the corresponding periods in 2007.

                         During the three months      During the nine months
                         ended September 30, 2008    ended September 30, 2008
                         ------------------------    ------------------------

     Revenues                Increased 27.3%              Increased 33.3%

     Gross profit            Decreased 16.6%              Increased 10.3%

     Operating income        Decreased 19.5%              Increased 23.3%

     SG&A expense            Decreased 14.0%              Decreased  0.8%

     Net income              Decreased 12.5%              Increased 29.1%




Management's Discussion and Analysis (continued)
------------------------------------------------

                                               As of          As of          As of
Selected Balance Sheet Comparisons         September 30,    December 31,  September 30,
                                                2008           2007           2007
                                           -------------    ------------  -------------
                                                     (Dollars in Thousands)
                                           --------------------------------------------

     Working capital                          $ 61,516       $ 42,915       $ 48,924

     Total assets                             $140,191       $119,590       $126,790

     Long-term debt, net of current portion   $ 32,115       $ 29,318       $ 37,795

     Stockholders' equity                     $ 72,312       $ 55,797       $ 53,531


     Long-term debt, net of current portion, increased 9.6%, or $2.8 million, from $29.3 million at December 31, 2007 to $32.1 million at September 30,
     2008. As a percentage of stockholders' equity, long-term debt decreased to 44.4% from 52.5% at these dates. The increase in long-term debt primarily relates to $1.9 million in notes payable issued as a part of the consideration paid for the acquisition of Advanced Control Engineering and a $2.3 million increase in the amount drawn on our line of credit, offset by note payments. On average, our days sales outstanding remained 61 days for the three-month period ended September 30, 2008, equal to 61 days for the twelve-month period ended December 31, 2007, but lower than the 66 days for the three-month period ended September 30, 2007. The Company continues to work toward improving it's billing and client collection processes.

     Total stockholders' equity increased 29.6%, or $16.5 million, from $55.8 million as of December 31, 2007 to $72.3 million as of September 30, 2008.





















Management's Discussion and Analysis (continued)
------------------------------------------------

                            Consolidated Results of Operations for the Three Months
                                      Ended September 30, 2008 and 2007
                                                 (Unaudited)

For the three months ended
    September 30, 2008
  (Dollars in Thousands)           Engineering    Construction    Automation       Land        All Other     Consolidated
  ----------------------           -----------    ------------    ----------       ----        ---------     ------------
                                                                                                                    -
Revenue before eliminations         $  63,170      $  44,481      $   7,912      $  11,251     $    --        $ 126,814
Inter-segment eliminations                (60)        (3,571)           (16)          --            --           (3,647)
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                    $  63,110      $  40,910      $   7.896      $  11,251     $    --        $ 123,167
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Gross profit               $   8,864      $   2,765      $     154      $   1,851     $    --        $  13,634
         SG&A                           1,446            794            720            660         3,829          7,449
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Operating income           $   7,418      $   1,971      $    (566)     $   1,191     $  (3,829)     $   6,185
                                    ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                    (311)
         Tax provision                                                                                           (2,379)
                                                                                                              ---------
         Net income                                                                                           $   3,495
                                                                                                              =========

For the three months ended
    September 30, 2007
  (Dollars in Thousands)
  ----------------------

Revenue before eliminations         $  61,687      $  26,402      $   8,853      $   7,620     $    --        $ 104,562
Inter-segment eliminations                 (7)        (7,703)          (327)          --            --           (7,737)
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                    $  61,680      $  18,999      $   8,526      $   7,620     $    --        $  96,825
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Gross profit               $  10,801      $   3,678      $     774      $   1,086     $    --        $  16,339
         SG&A                           2,741            791            688            562         3,821          8,603
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Operating income           $   8,060      $   2,887      $      86      $     524     $  (3,821)     $   7,736
                                    ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                    (689)
         Tax provision                                                                                           (3,072)
                                                                                                              ---------
         Net income                                                                                           $   3,975
                                                                                                              =========


Management's Discussion and Analysis (continued)
------------------------------------------------

                                 Consolidated Results of Operations for the Nine Months
                                            Ended September 30, 2008 and 2007
                                                       (Unaudited)

For the nine months ended
   September 30, 2008
 (Dollars in Thousands)            Engineering    Construction    Automation       Land        All Other    Consolidated
 ----------------------            -----------    ------------    ----------       ----        ---------    ------------
                                                                                                                   -
Revenue before eliminations         $ 192,685      $ 110,356      $  29,880      $  31,928     $    --        $ 364,849
Inter-segment eliminations                (67)        (6,892)          (546)          --            --           (7,505)
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                    $ 192,618      $ 103,464      $  29,334      $  31,928     $    --        $ 357,344
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Gross profit               $  31,525      $   8,781      $   2,560      $   5,415     $    --        $  48,281
         SG&A                           5,003          2,255          2,101          2,219        11,798      $  23,376
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Operating income           $  26,522      $   6,526      $     459      $   3,196     $ (11,798)     $  24,905
                                    ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                  (1,122)
         Tax provision                                                                                           (9,583)
                                                                                                              ---------
         Net income                                                                                           $  14,200
                                                                                                              =========

For the nine months ended
   September 30, 2007
 (Dollars in Thousands
 ---------------------

Revenue before eliminations         $ 170,103      $  60,069      $  28,618      $  21,611     $    --        $ 280,401
Inter-segment eliminations                 (8)       (11,297)        (1,036)          --            --          (12,341)
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                    $ 170,095      $  48,772      $  27,582      $  21,611     $    --        $ 268,060
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Gross profit               $  29,549      $   8,406      $   2,667      $   3,213     $    --        $  43,835
         SG&A                           6,339          2,084          2,306          1,719        11,188      $  23,636
                                    ---------      ---------      ---------      ---------     ---------      ---------
         Operating income           $  23,210      $   6,322      $     361      $   1,494     $ (11,188)     $  20,199
                                    ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                  (1,434)
         Tax provision                                                                                           (7,722)
                                                                                                              ---------
         Net income                                                                                           $  11,043
                                                                                                              =========
















                                                             17

------------------------------------------------

     We recorded net income of $3.5 million, or $0.13 per diluted share, for the three months ended September 30, 2008, compared to net income of $4.0 million, or $0.14 per diluted share, for the corresponding period last year. We recorded net income of $14.2 million, or $0.51 per diluted share, for the nine months ended September 30, 2008, compared to net income of $11.0 million, or $0.40 per diluted share, for the corresponding period in 2007.

     The decline in net income during the three months ended September 30, 2008 was due in part to the impacts of Hurricane Gustav and Hurricane Ike. The Company's operations in Baton Rouge, Louisiana were impacted by the landfall of Hurricane Gustav on September 1, 2008. Hurricane Ike's landfall on September 13, 2008 impacted approximately one-third of the Company's operations. Ike was particularly devastating to our Beaumont, Texas operations, with evacuations spanning from September 11 to September 20 and power outages affecting certain of the Company's offices throughout this period as the infrastructures of the affected areas were repaired. Nonetheless, our Company and employees displayed resilience during this time by returning to work when possible, utilizing weekends to make up lost time, and seeking additional opportunities to assist our clients with the restoration of their facilities.

     The Company recognizes service revenue as soon as the services are performed. The majority of the Company's service revenue has historically been provided through cost-plus contracts, whereas a majority of our fabrication and turnkey EPC projects revenue has been earned on fixed-price contracts.

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

     All other SG&A expense is comprised primarily of business development costs, as well as costs related to the executive, investor relations/governance, finance, accounting, safety, human resources, project controls, legal and information technology departments, and other costs generally unrelated to specific projects, but which are incurred to support corporate activities and initiatives.

     Industry Overview:

     Due to the increasing global demand for, and limited supply of, both crude oil and refined products, and the resulting increased spending on necessary energy infrastructure improvements in North America, we believe each of ENGlobal's business segments is well positioned within the industry.

     Many ENGlobal offices have benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters. While many of such projects are currently underway, some refiners may choose to defer significant new spending given the recent tightening of refining margins. The Company expects a continuation of compliance-driven refining projects, such as EPA environmental initiatives, DOT pipeline integrity requirements, and OSHA safety-related projects, which may result from increased audits of U.S.-based refineries. Also, the Company is seeing opportunities to upgrade obsolete automation and control systems at existing refineries and to plan and manage turnaround projects.

------------------------------------------------

     The downstream petrochemical industry has historically been a good source of projects for ENGlobal. While not currently as robust as the refining market, we have seen a steady level of both maintenance and capital spending in this industry. We believe that major grassroots petrochemical projects will continue to be undertaken overseas, either closer to product demand in emerging economies, or located closer to less expensive feed stocks. We expect that future petrochemical work undertaken in the U.S. primarily will consist of smaller capital projects or will be maintenance related.

     Despite past downturns in the industry, pipeline projects have remained fairly constant and we have recently seen a significant increase in project activity. Although pipeline projects tend to require fewer engineering man hours than similarly sized downstream projects, ENGlobal may also provide a pipeline client with several additional services, such as right-of-way acquisition, regulatory permitting, inspection, and construction management. The drivers we see behind growth in domestic pipeline activity include: (1) natural gas transportation away from the Rocky Mountain area and new gas fields in other parts of the country, (2) natural gas transportation related to LNG import facilities, (3) movement of heavy Canadian crude oil into the United States, and (4) movement of refined products from Gulf Coast refineries to the Midwest and Northeast.

     The country's focus on alternative energy has presented the Company with many new project opportunities. The North American Industrial Project Spending Index has recently indicated that capital spending for all alternative energy projects exceeds that for refining and pipeline. To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to coal-to-liquids projects, the production of ethanol and biodiesel, and the utilization of refinery petroleum coke as an energy source (e.g. ammonia to feed a fertilizer plant). In addition, the Company predicts possible opportunities related to solar energy in future years, including the opportunity to perform project services on solar collector and polysilicon (used in photovoltaic cells) production facilities. Most of our alternative energy projects are awarded from smaller developers rather than our larger, traditional clients.

     Tightening credit markets have resulted in a worldwide credit crisis that has triggered substantial uncertainty with respect to the funding of capital expenditures by our customers, and oil and natural gas prices have fallen substantially from their highs in summer 2008. These changes have impacted general business conditions and may reduce demand for certain of our products and services. As mentioned above, some refiners may choose to defer significant new spending given the recent tightening of refining margins. Although we are not immune to the current financial and economic events, we believe each of ENGlobal's business segments is well positioned within the industry, as further discussed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008, and as follows:

     ENGlobal has served many of our valued clients over a long period of time, and these strong alliance relationships are the foundation of our business.

     Our business relies on small to mid-sized projects, many of which fall into the "run and maintain" category. we are not nearly as dependent on huge grass roots capital projects as most others in our industry.

     A significant part of our Automation segment's work is driven by our clients' need to replace aging and obsolete distributed control system
     (DCS) and analytical equipment. While at times these expenditures can be deferred, the need to replace DCS and other equipment has provided a reliable and recurring source of projects. We are focusing our efforts on improving operational efficiencies that will allow us to fully capitalize on these opportunities.

     About half of the states in the U.S. have enacted Renewable Portfolio Standards, which mandate a timeline and percentage for electricity generation from renewable sources such as wind, solar, geothermal, and biomass. Also, the Investment Tax Credit for these renewable energy projects was due to expire on December 31, 2008, but was extended as part of the recent "bailout" legislation. We believe these two factors working together, will serve to drive demand for alternative energy projects in the future.

     Facilities in the energy industry, as well as in many other industries, are aging. No grassroots refinery has been built in the U.S. since 1976, and many of the country's large pipelines were installed over 50 years ago. We anticipate that maintaining and rebuilding this aging infrastructure - an ENGlobal core competency - will benefit our Company.

     Note: The segment information contains further detail regarding the reasons for changes from period to period.

  Revenue:

     Revenue increased $26.4 million, or 27.3%, to $123.2 million for the three months ended September 30, 2008, from $96.8 million for the comparable prior-year period. Of the increase, approximately $1.4 million is attributable to our Engineering segment, $21.9 million to our Construction segment, and $3.7 million to our Land segment, while our Automation segment decreased $0.6 million. The most significant increase in revenue for the three months ended September 30, 2008, was in the Construction segment, as inspection services rose by $22.2 million, an increase of 133.7% over the comparable prior-year period.

     Revenue increased $89.2 million, or 33.3%, to $357.3 million for the nine months ended September 30, 2008, from $268.1 million for the comparable prior-year period. Of the increase, approximately $22.5 million is attributable to our Engineering segment, $54.7 million to our Construction segment, $1.7 million to our Automation segment, and $10.3 million to our Land segment. The most significant increase in revenue for the nine months ended September 30, 2008, was in the Construction segment, as inspection services rose by $53.8 million, an increase of 136.5% over the comparable prior-year period. The next most significant increase in revenue was in the Engineering segment as detail-design services rose by $28.4 million, an increase of 28.7% over the comparable prior-year period.

  Gross Profit:

     Gross profit decreased $2.7 million, or 16.6%, to $13.6 million for the three months ended September 30, 2008, from $16.3 million for the comparable prior-year period. The $2.7 million decrease in gross profit is attributable to approximately $7.1 million in higher costs and increased procurement and inspection services, where higher employee-related costs and competitive pressure on bill rates resulted in lower margins. This is offset by the $4.4 million increase in revenue related to the increase in inspection services and more competitive margins on the detail-design services related to a single refinery rebuild project.

------------------------------------------------

     As a percentage of revenue, gross profit decreased 5.8% from 16.8% for the three months ended September 30, 2007, to 11.0% for the three months ended September 30, 2008. The decrease in gross profit margin as a percentage of revenue primarily relates to a shift in revenue mix quarter-over-quarter. Revenues in the Construction segment for the three months ended September 30, 2008, included $38.8 million in inspection services compared to $16.6 million for the three months ended September 30, 2007. While this portion of our revenue added $22.2 million to our overall revenue growth, this type of service has typically been performed at lower margins, thereby resulting in an average reduction of 2.8% in our overall gross margin. Increased costs on fixed-price work and increased non-reimbursable costs in our Automation segment also contributed to the lower margins.

     Gross profit increased $4.5 million, or 10.3%, to $48.3 million for the nine months ended September 30, 2008, from $43.8 million for the comparable prior-year period. The $4.5 million increase in gross profit is attributable to a $14.6 million increase in revenue, which was offset by approximately $10.1 million in higher costs and lower margins.

     As a percentage of revenue, gross profit decreased 2.9% from 16.4% for the nine months ended September 30, 2007, to 13.5% for the quarter ended September 30, 2008. Revenues in the Engineering segment for the nine months ended September 30, 2008, included $25.1 million in procurement services compared to $16.2 million for the nine months ended September 30, 2007. Revenues in the Construction segment for the nine months ended September 30, 2008, included $93.2 million in inspection services compared to $39.4 million for the nine months ended September 30, 2007. While these two portions of our revenue added $62.7 million to our overall revenue growth, these pass-through type services have typically been performed at lower margins, thereby resulting in an average reduction of 2.9% in our overall gross margin.

     Selling, General, and Administrative:

     As a percentage of revenue, total SG&A expense decreased 2.9% to 6.0% for the three months ended September 30, 2008, from 8.9% for the comparable period in 2007. Total expense for SG&A decreased $1.2 million, or 14.0%, to $7.4 million for the three months ended September 30, 2008, from $8.6 million for the comparable prior-year period.

     As a percentage of revenue, operating SG&A expense decreased 2.1% to 2.9% for the three months ended September 30, 2008, from 5.0% for the comparable prior-year period. Operating SG&A decreased $1.2 million, or 25.0%, to $3.6 million for the three months ended September 30, 2008, from $4.8 million for the comparable prior-year period. Decreases in operating SG&A were primarily related to decreases in bad debt expense and identifying approximately $0.3 million of certain associate expenses as direct costs rather than overhead. Operating SG&A is discussed in further detail in each of the segment sections.

     As a percentage of revenue, all other SG&A expense decreased 0.8% to 3.1% for the three months ended September 30, 2008, from 3.9% for the comparable prior-year period. All other SG&A expense remained the same at $3.8 million for both the three months ended September 30, 2008 and for the comparable prior-year period.

     As a percentage of revenue, total SG&A expense decreased 2.3% to 6.5% for the nine months ended September 30, 2008, from 8.8% for the comparable period in 2007. Total expense for SG&A decreased $0.2 million, or 0.8%, to $23.4 million for the nine months ended September 30, 2008, from $23.6 million for the comparable prior-year period.

     As a percentage of revenue, operating SG&A expense decreased 1.4% to 3.2% for the nine months ended September 30, 2008, from 4.6% for the comparable prior-year period. Operating SG&A expense decreased approximately $0.8 million to $11.6 million for the nine months ended September 30, 2008, from $12.4 million for the comparable prior-year period. Decreases in operating SG&A were primarily related to identifying approximately $0.9 million of certain associate expenses as direct costs rather than overhead.

     As a percentage of revenue, all other SG&A expense decreased 0.9% to 3.3% for the nine months ended September 30, 2008, from 4.2% for the comparable prior-year period. All other SG&A expense increased approximately $0.6 million, or 5.4%, to $11.8 million for the nine months ended September 30, 2008, from $11.2 million for the comparable prior-year period. The increase over the prior year's all other SG&A was related to increases of approximately $375,000 related to professional services, $252,000 in depreciation and amortization expense, and $97,000 in stock compensation expense.

------------------------------------------------

  Operating Income:

     Operating income decreased approximately $1.5 million, or 19.5%, to $6.2 million for the three months ended September 30, 2008, from $7.7 million for the same period in 2007. As a percentage of revenue, operating income decreased 3.0% to 5.0% for the three months ended September 30, 2008, from 8.0% for the comparable prior-year period.

     Operating income increased approximately $4.7 million, or 23.3%, to $24.9 million for the nine months ended September 30, 2008, from $20.2 million for the comparable period in 2007. As a percentage of revenue, operating income decreased 0.5% to 7.0% for the three months ended September 30, 2008, from 7.5% for the comparable prior- year period.

  Other Expense, net:

     Other expense decreased $0.3 million, to $0.3 million for the three months ended September 30, 2008, from $0.6 million for the comparable prior-year period.

     Other expense decreased $0.3 million, to $1.1 million for the nine months ended September 30, 2008, from $1.4 million for the comparable prior-year period.

  Tax Provision:

     Income tax expense decreased $0.7 million, or 22.6%, to $2.4 million for the three months ended September 30, 2008, from $3.1 million for the comparable prior-year period. The estimated effective tax rate was 40.5% for the three months ended September 30, 2008, compared to 42.0% for the comparable prior-year period.

     Income tax expense increased $1.9 million, or 24.7%, to $9.6 million for the nine months ended September 30, 2008, from $7.7 million for the comparable prior-year period. The estimated effective tax rate was 40.3% for the nine months ended September 30, 2008, compared to 39.7% for the comparable prior-year period and for the twelve-month period ended December 31, 2007.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences. Estimates at September 30, 2008, are based on results of the 2007 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2008.

  Net Income:

     Net income for the three months ended September 30, 2008 decreased $0.5 million, or 12.5%, to $3.5 million from $4.0 million for the comparable prior-year period. As a percentage of revenue, net income decreased 1.3% to 2.8% for the three months ended September 30, 2008, from 4.1% for the three months ended September 30, 2007.

     Net income for the nine months ended September 30, 2008 increased $3.2 million, or 29.1%, to $14.2 million from $11.0 million for the comparable prior-year period. As a percentage of revenue, net income decreased 0.1% to 4.0% for the nine months ended September 30, 2008, from 4.1% for the nine months ended September 30, 2007.

  Liquidity and Capital Resources
  -------------------------------

  Overview

     The Company defines liquidity as its ability to pay liabilities as they become due, fund our operations and meet monetary contractual obligations. Our primary source of funds to meet liquidity needs during the period ended September 30, 2008 was borrowings under our senior revolving credit facility. Cash on hand at September 30, 2008 totaled $1.4 million and availability under the credit facility totaled $19.6 million, resulting in cash and previously arranged borrowing capacity to meet additional liquidity needs of $21.0 million. As of September 30, 2008, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

------------------------------------------------

     At September 30, 2008, the amount outstanding on the Company's line of credit was $30.1 million compared to $25.5 million at June 30, 2008. This increase in debt is primarily related to $2.5 million borrowed on September 29, 2008, for the acquisition of Advanced Control Engineering.

     We are a growth company and we manage our business to achieve reasonable growth objectives that are commensurate with profitable operations given existing and anticipated economic conditions. The outlook for our continued organic growth is generally favorable. We also expect opportunities to make strategic acquisitions. We intend to continue to meet our incremental liquidity needs through internally generated profits and existing borrowing arrangements. In 2008, we began to utilize capital lease arrangements for a significant upgrade in our computing equipment. We expect that the capital lease commitment will be approximately $1.0 million when completed by the end of 2008.

     The competitive contracting environment exposes us to situations where our clients may become unable or unwilling to complete a contract and meet their obligations to us in the normal course of business. These situations cause unexpected liquidity requirements, lower than expected profits and even losses. We currently are financing more than $9.2 million relating to such a situation, described more fully in Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. While this situation has caused the Company to incur higher interest costs than would otherwise have been incurred, our liquidity remains sufficient to meet our objectives.

     However, cash and the availability of cash could be materially restricted if:

          (1)  circumstances prevent the timely internal processing of invoices,
          (2) amounts billed are not collected or are not collected in a timely manner,
          (3) project mix shifts from cost-reimbursable to fixed-price contracts during periods of growth,
          (4)  the Company loses one or more of its major customers,
          (5) the Company experiences material cost overruns on fixed-price contracts,
          (6) our client mix shifts from our historical owner-operator client base to more developer-based clients,
          (7)  acquisitions are not accretive or are not integrated timely, or
          (8)  we are unable to meet the covenants of the Credit Facility.

     If any such event occurs, we would be forced to consider alternative financing options, if such options are available given current market conditions.

  Cash Flows from Operating Activities:

     Operations generated approximately $1.0 million in net cash for the nine months ended September 30, 2008, compared with net cash used for operations of $9.4 million during the same period in 2007. The $9.4 million in cash used for operations during the nine-month period ended September 30, 2007 primarily related to funding amounts required for the SLE project. Operations used approximately $3.5 million in net cash for the three months ended September 30, 2008, compared to the $5.0 million used for the three months ended September 30, 2007. Although we are experiencing growth in our operations, this growth is reflected in increased working capital rather than a significant improvement in cash flows from operations. Our most significant working capital changes are discussed below. The primary changes in working capital accounts during the period were:

          o Increased Trade Receivables - The increase of $19.6 million from December 31, 2007, was primarily the result of an overall increase in operating activity. Our collections on past due Accounts Receivable balances continue to improve and our days sales outstanding has decreased from 66 days as of the period ended September 30, 2007 to 61 days at the periods ended September 30, 2008 and December 31, 2007.

------------------------------------------------

          o Increased Accounts Payable - The increase of $1.0 million from December 31, 2007, was primarily the result of increases in vendor and sub-contractor charges due to increased operating activity in our Engineering segment during the three months ended September 30, 2008. A material portion of these obligations are scheduled to be met during the fourth quarter of 2008 and are expected to be funded through receipts from collections of Trade Receivables. Approximately $440,000 in payments related to the SLE project were paid during the three month period ended September 30, 2008, and approximately $858,000 in commitments remain outstanding. The SLE obligations are also expected to be satisfied during the fourth quarter of 2008.

          o Increased Accrued Compensation and Benefits - The increase was primarily due to timing of bi-weekly payroll and benefits payments at September 30, 2008.


Management's Discussion and Analysis (continued)
------------------------------------------------

Engineering Segment Results

                                                Three Months Ended                            Nine Months Ended
                                                   September 30                                  September 30
                                    ------------------------------------------   -------------------------------------------

                                              2008                   2007                   2008                  2007
                                    ----------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
                                    ----------------------------------------------------------------------------------------

Revenue before eliminations         $  63,170              $  61,687              $ 192,685              $ 170,103
Inter-segment eliminations                (60)                    (7)                   (67)                    (8)
                                    ---------              ---------              ---------              ---------
     Total revenue                  $  63,110              $  61,680              $ 192,618              $ 170,095
                                    =========              =========              =========              =========

Detailed revenue:
    Detail-design                   $  43,236    68.5 %    $  32,504    52.7 %    $ 127,212    66.1 %    $  98,831    58.1 %
    Field services                     12,055    19.1 %       13,923    22.6 %       38,112    19.8 %       41,716    24.5 %
    Procurement services                7,607    12.1 %        9,439    15.3 %       25,107    13.0 %       16,225     9.5 %
    Fixed-price                           212     0.3 %        5,814     9.4 %        2,187     1.1 %       13,323     7.9 %
                                    ---------              ---------              ---------              ---------
Total revenue:                      $  63,110   100.0 %    $  61,680   100.0 %    $ 192,618   100.0 %    $ 170,095   100.0 %

Gross profit:                       $   8,864    14.0 %    $  10,801    17.5 %    $  31,525    16.4 %    $  29,549    17.4 %

Operating SG&A expense:             $   1,446     2.3 %    $   2,741     4.4 %    $   5,003     2.6 %    $   6,339     3.7 %
                                    ---------              ---------              ---------              ---------

Operating income:                   $   7,418    11.7 %    $   8,060    13.1 %    $  26,522    13.8 %    $  23,210    13.7 %
                                    =========              =========              =========              =========


  Overview of Engineering Segment:

     Our Engineering segment continues to benefit from a large project load generated primarily by both its downstream and midstream clients. The industry's refining and pipeline segments continue to be very active, supplying a large percentage of the Company's backlog. ENGlobal is benefiting from the renewed interest of maintenance and small capital projects as product margins improve.

  Revenue:

     Engineering segment revenue increased $1.4 million, or 2.3%, to $63.1 million for the three months ended September 30, 2008, from $61.7 million for the comparable prior-year period.

     Engineering segment revenue increased $22.5 million, or 13.2%, to $192.6 million for the nine months ended September 30, 2008, from $170.1 million for the comparable prior-year period.

     The increase in Engineering segment revenue resulted primarily from increased activity in the engineering and construction markets.
     Refining-related activity has been particularly strong, and includes projects to expand existing facilities and utilize heavier sour crude.
     Capital spending in the pipeline area is also trending higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services for biodiesel, coal-to-liquids, petroleum coke to ammonia, and other biomass processes.

     The increase in detail-design services for the three months and nine months ended September 30, 2008, and the increase in procurement services for the nine months ended September 30, 2008, are directly related to rebuilding a single refinery. Procurement services include subcontractor placements, equipment purchases, and other procurement activities necessary to rebuild the damaged facilities. Although most of the services rendered during the current fiscal year to date occurred in the second quarter of 2008, we continued providing services during the third quarter, impacting both the three months and nine months ended September 30, 2008.


Management's Discussion and Analysis (continued)
------------------------------------------------

     Our detail-design services proved strong with revenue increasing 32.9%, or $10.7 million, to $43.2 million for the three months ended September 30, 2008, from $32.5 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue during these periods, detail-design revenue increased 15.8% to 68.5% in 2008 from 52.7% in 2007.
     The increase is related to the refinery rebuild project described above.

     Revenue from detail-design services increased 28.7%, or $28.4 million, to $127.2 million for the nine months ended September 30, 2008, from $98.8 million for the comparable period in 2007. As a percentage of the total
     Engineering segment revenue during these periods, detail-design revenue increased 8.0% to 66.1% in 2008 from 58.1% in 2007. The increase is related to the refinery rebuild project described above.

     Our field services revenues decreased 12.9%, or $1.8 million, to $12.1 million for the three months ended September 30, 2008, from $13.9 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue during these periods, field services revenue decreased 3.5% to 19.1% in 2008 from 22.6% in 2007.

     Our field services revenues decreased 8.6%, or $3.6 million, to $38.1 million for the nine months ended September 30, 2008, from $41.7 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue during these periods, field services revenue decreased 4.7% to 19.8% in 2008 from 24.5% in 2007.

     Revenue from procurement services decreased 19.1%, or $1.8 million, to $7.6 million for the three months ended September 30, 2008, from $9.4 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, procurement services revenue decreased 3.2% to 12.1% for the three months ended September 30, 2008, from 15.3% for the comparable period in 2007. Much of this decrease is attributable to the peaking in the second quarter of 2008 of the procurement activities related to the refinery rebuild project described above.

     Revenue from procurement services increased 54.9%, or $8.9 million, to $25.1 million for the nine months ended September 30, 2008, from $16.2 million for the comparable period in 2007. As a percentage of the total
     Engineering segment revenue, procurement services revenue increased 3.5% to 13.0% for the nine months ended September 30, 2008, from 9.5% for the comparable period in 2007. Much of this increase is related to the refinery rebuild project described above. The level of procurement services is project dependent and varies over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services.

     Fixed-price revenue decreased 96.6%, or $5.6 million, to $0.2 million for the three months ended September 30, 2008, from $5.8 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, fixed-price revenue decreased 9.1% to 0.3% for the three months ended September 30, 2008, from 9.4% for the comparable period in 2007 as the Company neared completion of certain EPC contracts. We are focusing on accepting new projects on a cost-plus basis rather than fixed-price due to the economic conditions discussed earlier.

     Fixed-price revenue decreased 83.5%, or $11.1 million, to $2.2 million for the nine months ended September 30, 2008, from $13.3 million for the comparable period in 2007. As a percentage of the total Engineering segment revenue, fixed-price revenue decreased 6.8% to 1.1% for the nine months ended September 30, 2008, from 7.9% for the comparable period in 2007 as the Company neared completion of certain EPC contracts. We are focusing on accepting new projects on a cost-plus basis rather than fixed-price due to the economic conditions discussed earlier.




Management's Discussion and Analysis (continued)
------------------------------------------------

  Gross Profit:

     Our Engineering segment's gross profit decreased $1.9 million, or 17.6%, to $8.9 million for the three months ended September 30, 2008, from $10.8 million for the comparable period in 2007. As a percentage of the total
     Engineering segment revenue, gross profit decreased by 3.5% to 14.0% from 17.5% for the three months ended September 30, 2008 and 2007, respectively.
     The overall $1.9 million decrease in gross profit was attributable to the overall lower margins in the detail-design services. While the refinery rebuild project was the primary source of the $10.7 million of increased detail-design services revenues, the project was performed at a more competitive margin.

     Our Engineering segment's gross profit increased $2.0 million, or 6.8%, to $31.5 million for the nine months ended September 30, 2008, from $29.5 million for the comparable period in 2007. As a percentage of the total
     Engineering segment revenue, gross profit decreased by 1.0% to 16.4% from 17.4% for the nine months ended September 30, 2008 and 2007, respectively.
     The overall $2.0 million increase in gross profit was attributable to the overall $22.5 million increase in Engineering segment revenues, offset by $20.5 million in overall increased direct costs as work was performed at more competitive margins. The decrease in margins is attributable to higher activity in low margin/high dollar procurement projects and the refinery rebuild project.

  Selling, General, and Administrative:

     Our Engineering segment's SG&A expense decreased $1.3 million, or 48.1%, to $1.4 million for the three months ended September 30, 2008, from $2.7 million for the comparable period in 2007. The decrease in the Engineering segment's SG&A expense is attributable to approximately $0.9 million in lower bad debt expense and approximately $0.3 million in employee and associated costs reclassified to direct expense. As a percentage of the total Engineering segment revenue, the segment's SG&A costs decreased by 2.1% to 2.3% from 4.4% for the three months ended September 30, 2008 and 2007, respectively.

     Our Engineering segment's SG&A expense decreased $1.3 million, or 20.6% to $5.0 million for the nine months ended September 30, 2008, from $6.3 million for the comparable period in 2007. The differences in the Engineering segment's SG&A expense are attributable to approximately $0.9 million in lower employee and associated costs re-classified to direct expense in 2008, a $0.2 decrease in bad debt expense and a $0.2 million decrease in depreciation and amortization. As a percentage of the total
     Engineering segment revenue, the segment's SG&A costs decreased by 1.1% to 2.6% from 3.7% for the nine months ended September 30, 2008 and 2007, respectively.

  Operating Income:

     Operating income for the Engineering segment decreased $0.7 million, or 8.6%, to $7.4 million for the three months ended September 30, 2008, from $8.1 million for the comparable prior-year period. As a percentage of the total Engineering segment revenue, operating income decreased by 1.4% to 11.7% for the three months ended September 30, 2008, from 13.1% for the comparable prior-year period. The decrease in operating income for the three months ended September 30, 2008 and the comparable prior-year period is a result of the increase in lower margin procurement revenue discussed in the gross profit discussion.

     Operating income for the Engineering segment increased $3.3 million, or 14.2%, to $26.5 million for the nine months ended September 30, 2008, from $23.2 million for the comparable prior-year period. As a percentage of the total Engineering segment revenue, operating income increased by 0.1% to 13.8% for the nine months ended September 30, 2008, from 13.7% for the comparable prior-year period. The increase in operating income for the nine months ended September 30, 2008 and the comparable prior-year period is a result of the overall increases in total revenue discussed in the gross profit discussion.




Management's Discussion and Analysis (continued)
------------------------------------------------

  Construction Segment Results
  ----------------------------

                                               Three Months Ended                          Nine Months Ended
                                                  September 30                                September 30
                                    -----------------------------------------   ---------------------------------------

                                           2008                   2007                 2008                 2007
                                    -------------------   -------------------   ------------------   ------------------
                                                                 (Dollars in Thousands)
                                    -----------------------------------------------------------------------------------

Revenue before eliminations         $  44,481             $  26,402             $ 110,356            $  60,069
Inter-segment eliminations             (3,571)               (7,403)               (6,892)             (11,297)
                                    ---------             ---------             ---------            ---------
     Total revenue                  $  40,910             $  18,999             $ 103,464            $  48,772
                                    =========             =========             =========            =========

     Detailed revenue:
         Inspection                    38,800    94.8 %      16,625    87.5 %      93,220   90.1 %      39,393   80.8 %
         Construction services          2,110     5.2 %       2,374    12.5 %      10,244    9.9 %       9,379   19.2 %
                                    ---------             ---------             ---------            ---------
     Total revenue:                 $  40,910   100.0 %   $  18,999   100.0 %   $ 103,464   100.0%   $  48,772  100.0 %

     Gross profit:                  $   2,765     6.7 %   $   3,678    19.4 %   $   8,781    8.5 %   $   8,406   17.2 %

     Operating SG&A expense:        $     794     1.9 %   $     791     4.2 %       2,255    2.2 %       2,084    4.2 %
                                    ---------             ---------             ---------            ---------

     Operating income:              $   1,971     4.8 %   $   2,887    15.2 %   $   6,526    6.3 %   $   6,322   13.0 %
                                    =========             =========             =========            =========


  Overview of Construction Segment:

     The construction group provides construction management personnel and services in the areas of mechanical integrity, vendor and turnaround surveillance, field support, construction, inspection, and high-tech maintenance. Our construction management business provides project managers, instrument technicians, CADD operators, clerical staff, and inspectors.

  Revenue:

     Our Construction segment's revenue increased $21.9 million, or 115.3%, to $40.9 million for the three months ended September 30, 2008, from $19.0 million for the comparable prior-year period.

     We have experienced significant growth in our inspection related revenue due to increased capital spending primarily by our pipeline clients. While inspection related revenues increased $22.2 million, or approximately
     133.7%, to $38.8 million for the three months ended September 30, 2008, from $16.6 million for the comparable prior-year period, the contribution to gross profit was reduced. This was the result of our decision to seek to increase market share and remain competitive by accepting work at lower margins. Increased variable costs associated with labor to perform proposals, project controls and project management also contributed to the decrease in gross profit.

     Construction services revenues decreased $0.3 million, or 12.5%, to $2.1 for the three months ended September 30, 2008, from $2.4 million for the comparable period in 2007.

     Our Construction segment's revenue increased $54.7 million, or 112.1%, to $103.5 million for the nine months ended September 30, 2008, from $48.8 million for the comparable prior-year period.

     While inspection related revenues increased $53.8 million, or approximately
     136.6%, to $93.2 million for the nine months ended September 30, 2008, from $39.4 million for the comparable prior-year period, the contribution to gross profit was reduced. The reduction resulted in part from increased variable costs associated with labor to perform proposals. In addition, project controls and project management also contributed to the decrease in gross profit. Increased market share has contributed to the increase in our construction services revenues. Construction services revenues increased
     $0.8 million, or 8.5%, to $10.2 for the nine months ended September 30, 2008, from $9.4 million for the comparable period in 2007.



Management's Discussion and Analysis (continued)
------------------------------------------------

     Our Construction and Engineering segments are both providing services in connection with refinery rebuild projects, with many of those services being performed at tighter margins. The Construction segment has taken action to develop new business by adding new sales personnel.

  Gross profit:

     Our Construction segment's gross profit decreased approximately $0.9 million, or 24.3%, to $2.8 million for the three months ended September 30, 2008, from $3.7 million for the comparable prior-year period and, as a percentage of the total Construction segment revenue, gross profit decreased by 12.7% to 6.7% from 19.4% for the respective periods. The decrease in gross profit is primarily attributable to increased revenue related to our growth of inspection services, where higher employee-related costs and competitive pressure on bill rates resulted in lower margins.

     Our Construction segment's gross profit increased approximately $0.4 million, or 4.8%, to $8.8 million for the nine months ended September 30, 2008, from $8.4 million for the comparable prior-year period and, as a percentage of the total Construction segment revenue, gross profit decreased by 8.7% to 8.5% from 17.2% for the respective periods. The decrease in gross profit as a percentage of total Construction segment revenue is primarily attributable to increased revenue related to an increase in our provision of inspection services, where higher employee-related costs and competitive pressure on bill rates resulted in lower margins.

  Selling, General, and Administrative:

     Our Construction segment's SG&A expense remained steady at $0.8 million for the three months ended September 30, 2008, and for the same period in 2007.
     As a percentage of the total Construction segment revenue, SG&A expense decreased by 2.3% to 1.9% from 4.2% for the respective periods.

     Our Construction segment's SG&A expense increased approximately $0.2 million, or 9.5%, to $2.3 million for the nine months ended September 30, 2008, from $2.1 million for the same period in 2007. As a percentage of the total Construction segment revenue, SG&A expense decreased by 2.0% to 2.2% from 4.2% for the respective periods. Increases of $250,000 in salaries and $137,000 in bad debt expense were offset by savings of $121,000 in professional services.

  Operating Income:

     Our Construction segment's operating income decreased $0.9 million, or 31.0%, to $2.0 million for the three months ended September 30, 2008, from $2.9 million for the comparable prior-year period. As a percentage of the total Construction segment revenue, operating income decreased by 10.4% to 4.8% for the three months ended September 30, 2008, from 15.2% for the comparable prior-year period. The decrease in operating income is primarily attributable to increased revenue related to an increase in our provision of inspection services, where higher employee-related costs and competitive pressure on bill rates resulted in lower margins as described in gross profit above.

     Our Construction segment's operating income increased $0.2 million, or 3.2%, to $6.5 million for the nine months ended September 30, 2008, from $6.3 million for the comparable prior-year period. As a percentage of the total Construction segment revenue, operating income decreased by 6.7% to 6.3% for the nine months ended September 30, 2008, from 13.0% for the comparable prior-year period. The increase in operating income is primarily attributable to holding SG&A expenses to nearly the same level, while total revenue more than doubled. The increase in total revenue was mostly in the inspection services, where higher employee-related costs and competitive pressure on bill rates resulted in lower margins as described in gross profit above.





Management's Discussion and Analysis (continued)
------------------------------------------------

  Automation Segment Results
  --------------------------

                                                  Three Months Ended                               Nine Months Ended
                                                     September 30                                    September 30
                                    ---------------------------------------------     ------------------------------------------
                                        2008                     2007                     2008                   2007
                                    -------------------      --------------------     -------------------   --------------------
                                                                       (Dollars in Thousands)
                                    --------------------------------------------------------------------------------------------

Revenue before eliminations          $    7,912              $      8,853              $   29,880            $   28,618
Inter-segment eliminations                  (16)                     (327)                   (546)               (1,036)
                                     ----------              ------------              ----------            ----------
     Total revenue                   $    7,896              $      8,526              $   29,334            $   27,582
                                     ==========              ============              ==========            ==========

     Detailed revenue:
         Fabrication                      4,446    56.3%            4,528    53.1%         18,067    61.6%       15,676    56.8%
         Non-Fabrication                  3,450    43.7%            3,998    46.9%         11,267    38.4%       11,906    43.2%
                                     ------------------      --------------------      ----------            ----------
     Total revenue:                  $    7,896   100.0%     $      8,526   100.0%     $   29,334    100.0%  $   27,582   100.0%

     Gross profit:                   $      154     1.9%     $        774     9.1%     $    2,560     8.7%   $    2,667     9.7%

     Operating SG&A expense:         $      720     9.1%     $        688     8.1%          2,101     7.1%        2,306     8.4%
                                     ----------              ------------              ----------            ----------

     Operating income:               $     (566)   (7.2)%    $         86     1.0%     $      459     1.6%   $      361     1.3%
                                     ==========              ============              ==========            ==========


  Overview of Automation Segment:

     Our Automation group provides services relating to the implementation of process controls, advanced automation and information technology projects.
     We provide clients with a full range of services including front-end engineering feasibility studies and the execution of active engineering, procurement, and construction projects. By focusing on such large-scope projects, we intend to pursue Distributed Control Systems (DCS) conversion and new installation projects by utilizing our own resources as well as resources from our engineering and systems businesses. ENGlobal has proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture DCS.

  Revenue:

     Our Automation segment's revenue decreased approximately $0.6 million, or 7.1%, to $7.9 million for the three months ended September 30, 2008, from $8.5 million for the comparable prior-year period due to slowed receipt of materials resulting from Hurricanes Gustav and Ike and the lag between consummation of sales and actual project start-up.

     Our Automation segment's revenue increased approximately $1.7 million, or 6.2%, to $29.3 million for the nine months ended September 30, 2008, from $27.6 million for the comparable prior-year period due to increased fabrication revenue in the first and second quarters of 2008.

     The Automation segment aggressively pursued new business in the third quarter with the acquisition of Advanced Control Engineering, LLC
     ("Advanced Control Engineering") on September 29, 2008. The strategic location of this acquisition will allow the Company to pursue business in the Southeastern U.S. and expand the business of its Atlanta, Georgia, office. The plant expansions along the upper Texas Gulf Coast may provide a number of opportunities for remote instrument enclosures (RIEs) and analytical systems, which this segment is poised to provide. The Automation segment experienced a significant increase in its engineering services proposal activity during this period. The segment continues to evaluate potential acquisitions with the goal of complementing its current portfolio.

  Gross profit:

     The Automation segment's gross profit decreased approximately $0.6 million, or 75.0%, to $0.2 million for the three months ended September 30, 2008, from $0.8 million for the comparable prior-year period. As a percentage of





Management's Discussion and Analysis (continued)
------------------------------------------------

     the total Automation segment revenue, gross profit decreased by 7.2% to 1.9%, from 9.1% for the three months ended September 30, 2008 and 2007, respectively. Increased costs on fixed-price work and increased non-reimbursable costs contributed to the lower margins.

     The Automation segment's gross profit decreased approximately $0.1 million, or 3.7%, to $2.6 million for the nine months ended September 30, 2008, from $2.7 million for the comparable prior-year period. As a percentage of the total Automation segment revenue, gross profit decreased by 1.0% to 8.7%, from 9.7% for the nine months ended September 30, 2008 and 2007, respectively. Increased costs on fixed-price work and increased non-reimbursable costs contributed to the lower margins.

  Selling, General, and Administrative:

     Our Automation segment's SG&A expense was $0.7 million for the three months ended September 30, 2008 and September 30, 2007. As a percentage of the total Automation segment revenue, SG&A expense increased by 1.0% to 9.1%, from 8.1% for the three months ended September 30, 2008 and 2007, respectively.

     Our Automation segment's SG&A expense decreased approximately $0.2 million, or 8.7%, to $2.1 million for the nine months ended September 30, 2008, from $2.3 million for the same period in 2007. As a percentage of the total
     Automation segment revenue, SG&A expense decreased by 1.3% to 7.1%, from 8.4% for the nine months ended September 30, 2008 and 2007, respectively.
     The decrease in SG&A expense from September 30, 2008 to the comparable prior-year period is the result of overall cost controls in all SG&A categories.

  Operating Income:

     The Automation segment recorded an operating loss of $0.6 million for the three months ended September 30, 2008, compared to near breakeven for the three months ended September 30, 2007. As a percentage of the total
     Automation segment revenue, operating income decreased by 8.2% to (7.2)% for the three months ended September 30, 2008, from 1.0% for the comparable prior-year period. Increased costs on fixed-price work and increased non-reimbursable costs contributed to the operating loss of the Automation segment during the three months ended September 30, 2008.

     The Automation segment recorded an operating income of $0.5 million for the nine months ended September 30, 2008, compared to operating income of $0.4 million for the nine months ended September 30, 2007. As a percentage of the total Automation segment revenue, operating income increased by 0.3% to 1.6% for the nine months ended September 30, 2008, from 1.3% for the comparable prior-year period.




Management's Discussion and Analysis (continued)
------------------------------------------------

Land Segment Results
--------------------

                                                  Three Months Ended                               Nine Months Ended
                                                     September 30                                    September 30
                                    -----------------------------------------------     ------------------------------------------

                                           2008                    2007                     2008                   2007
                                    ---------------------     ---------------------     ------------------    --------------------
                                                                       (Dollars in Thousands)
                                    ----------------------------------------------------------------------------------------------

Revenue before eliminations            $   11,251              $      7,620             $   31,928             $   21,611
Inter-segment eliminations                    -                         -                      -                      -
                                       ----------              ------------             ----------             ----------
     Total revenue                     $   11,251   100.0%     $      7,620  100.0%     $   31,928  100.0%     $   21,611  100.0%
                                       ==========              ============             ==========             ==========

     Gross profit:                     $    1,851    16.5%     $      1,086   14.3%     $    5,415   17.0%     $    3,213   14.9%

     Operating SG&A expense:           $      660     5.9%     $        562    7.4%          2,219    7.0%          1,719    8.0%
                                       ----------              ------------             ----------             ----------

     Operating income:                 $    1,191    10.6%     $        524    6.9%     $    3,196   10.0%     $    1,494    6.9%
                                       ==========              ============             ==========             ==========


  Overview of Land Segment:

     Our Land segment possesses a long, reputable history of land management expertise in title research, permitting and acquisition. We provide land and right of way consulting services and a broad menu of complementary solutions primarily to the energy, utility, transportation, telecommunications, power, mining and government sectors. We have successfully built a reputation for quality, budget management, focused objectives, ownership and responsibility for deliverables as long term alliance partnerships with clients.

     The Land segment was formed out of our acquisition of WRC Corporation in May 2006, which was renamed ENGlobal Land, Inc. in January 2008. The Land segment provides services to a cross-section of clients in the energy markets. As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, it is anticipated that the Land segment will have additional project opportunities.

  Revenue:

     The Land segment's revenue increased approximately $3.7 million, or 48.7%, to $11.3 million for the three months ended September 30, 2008, from $7.6 million for the comparable prior-year period. This increase in Land segment revenue is primarily attributable to expanded market opportunities in the energy and alternative energy industries, as well as geographically with services being provided throughout the United States.

     The Land segment's revenue increased approximately $10.3 million, or 47.7%, to $31.9 million for the nine months ended September 30, 2008, from $21.6 million for the comparable prior-year period. This increase in Land segment revenue is primarily attributable to expanded market opportunities in the energy and alternative energy industries, as well as geographically with services being provided throughout the United States.

  Gross profit:

     The Land segment's gross profit increased approximately $0.8 million, or 72.7%, to $1.9 million for the three months ended September 30, 2008, from $1.1 million for the comparable prior-year period. In 2008, we renegotiated billing rates on existing contracts to accommodate increased costs which has contributed to improved gross margins. Of the $0.8 million increase in gross profit quarter-over-quarter, approximately $0.5 million is attributable to the increase in revenue and approximately $0.3 million is attributable to improved margins. As a percentage of the total Land segment revenue, gross profit increased by 2.2% to 16.5%, from 14.3% for the three months ended September 30, 2008 and 2007, respectively.

     The Land segment's gross profit increased approximately $2.2 million, or 68.8%, to $5.4 million for the nine months ended September 30, 2008, from $3.2 million for the comparable prior-year period. As a percentage of the total Land segment revenue, gross profit increased by 2.1% to 17.0%, from 14.9% for the nine months ended September 30, 2008 and 2007, respectively.

------------------------------------------------

     Of the $2.2 million increase in gross profit comparing year-to-date, approximately $1.5 million is attributable to the increase in revenue and approximately $0.7 million is attributable to improved margins.

     In 2007, as we focused on growing this segment's business, we increased the number of its personnel. As a result, our gross profit margins decreased because we were not able to immediately pass through to clients the resulting increased costs of labor and expenses. As mentioned above, in 2008, we renegotiated billing rates on existing contracts to accommodate these increased costs, which has contributed to improved gross margins.

  Selling, General, and Administrative:

     The Land segment's SG&A expense increased approximately $0.1 million, or 16.7%, to $0.7 million for the three months ended September 30, 2008, from $0.6 million for the same period in 2007. As a percentage of the total Land segment revenue, SG&A expense decreased by 1.5% to 5.9%, from 7.4% for the three months ended September 30, 2008 and 2007, respectively. Increases in SG&A costs for the three months ended September 30, 2008, were related to $57,000 in higher salaries and associated expenses primarily associated with our growth, $19,000 in increased marketing expenses and an increase in associate relations expense of $17,000.

     The Land segment's SG&A expense increased approximately $0.5 million, or 29.4%, to $2.2 million for the nine months ended September 30, 2008, from $1.7 million for the same period in 2007. As a percentage of the total Land segment revenue, SG&A expense decreased by 1.0% to 7.0%, from 8.0% for the nine months ended September 30, 2008 and 2007, respectively. Most of the increases in SG&A costs for the nine months ended September 30, 2008, were related to $216,000 in higher salaries and associated expenses primarily associated with our growth, an increase in marketing expense of $58,000 and an increase in bad debt expense of $163,000.

  Operating Income:

     The Land segment recorded an operating income of $1.2 million for the three months ended September 30, 2008, compared to an operating income of $0.5 million for the three months ended September 30, 2007, due to higher revenue and lower cost as a percentage of revenue. As a percentage of the total Land segment revenue, operating income increased 3.7% to 10.6% for the three months ended September 30, 2008, from 6.9% for the same period in 2007.

     The Land segment recorded an operating income of $3.2 million for the three months ended September 30, 2008, compared to an operating income of $1.5 million for the three months ended September 30, 2007, due to higher revenue and lower cost as a percentage of revenue. As a percentage of the total Land segment revenue, operating income increased 3.1% to 10.0% for the three months ended September 30, 2008, from 6.9% for the same period in 2007.

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

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility (the "Credit Facility"). As of September 30, 2008, $30.1 million had been borrowed under the Credit Facility, accruing interest at 4.75% per year, excluding amortization of prepaid financing costs. A 10% increase in the short-term borrowing rates on the Credit Facility outstanding as of September 30, 2008 would be 47.5 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $140,000, assuming the amount of debt outstanding remains constant.

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

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, as required by Rule 13a-15 of the Exchange Act. As described below, material weaknesses were identified in our internal control over financial reporting as of September 30, 2008. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

     Changes in Internal Control over Financial Reporting
     In our Form 10-K for the year ended December 31, 2007, we disclosed certain material weaknesses in internal control over financial reporting, which are identified below. Neither material weakness has been remediated as of September 30, 2008.

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

     As noted above, no change in our internal control over financial reporting occurred during the nine months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the Company has engaged consultants to begin review of the goodwill impairment modeling for 2008. These consultants have reviewed certain non-routine accounting issues for the third quarter of 2008.

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

     The Company has been holding quarterly meetings of the accounting staff to facilitate quarterly closing procedures and review of quarterly checklists. Certain training needs have been addressed as a result. The Company has engaged a consulting firm to assist with the review of specific technical accounting issues and disclosure checklists to improve compliance.

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

On or about November 4, 2008, EcoProduct Solutions, L.P. ("EcoProduct") served ENGlobal Engineering, Inc. ("EEI") with an arbitration demand in connection with a previously initiated arbitration proceeding against defendant Swenson Technology, Inc. ("Swenson") pending before the American Arbitration Association. According to the first amended statement of claims, the claimant has made various allegations, including professional negligence, breach of contract, and violation of Texas consumer protection laws, against primary defendant Swenson Technology, Inc., and now, also against EEI in connection with an engineering project on which EEI's work was completed in 2005. EcoProduct is seeking approximately $45 million in damages. Due to the recentness of the filing, we have not yet had a chance to review the claims thoroughly. However, it is our current understanding that the suit is substantially without merit, and we intend to vigorously defend against it.

As discussed in Note 9 above, in the first quarter of 2007 ENGlobal Engineering, Inc. and South Louisiana Ethanol, LLC ("SLE") executed an agreement for EPC services relating to the retro-fit of an ethanol plan in southern Louisiana. The history of the SLE Project is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and is discussed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Due to the continued failure of SLE to obtain permanent financing, on May 30, 2008, the Company filed suit in the United States District Court for the Eastern District of Louisiana, Cause Number 08-3601. The Company is seeking damages of $15.8 million.

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

ITEM 1A.  RISK FACTORS

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
--------------------------------------------------------------------------------

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

As discussed further in Note 9 above, we have potential exposure related to services provided by our Engineering and Construction segments to SemCrude, L.P. ("SemCrude"), an affiliate of SemGroup, L.P. ("SemGroup), in connection with construction of the White Cliffs Pipeline. While SemCrude's account was materially current as of November 6, 2008, the Company is closely monitoring this account.

Our business depends on domestic spending by the oil, natural gas, and other energy-related industries, and this spending and our business may be adversely affected by industry and financial market conditions that are beyond our control.
--------------------------------------------------------------------------------

We depend on our clients' willingness to make operating and capital expenditures related to transportation, refining, and infrastructure improvements in the United States. Clients' expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may curtail spending thereby reducing demand for our products and services. Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil, natural gas and other energy sources; domestic and worldwide economic conditions; political instability in oil and natural gas producing countries; and merger and divestiture activity among energy producers. The volatility of the energy industry could result in a decline in the demand for our services and adversely affect the price of our services. Furthermore, recent adverse changes in capital markets may cause energy-related companies to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause some of our smaller clients to make reductions to capital budgets.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only additional risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.  OTHER INFORMATION
     None.

ITEM 6.  EXHIBITS

     10.1 Purchase Agreement between ENGlobal and Advanced Control Engineering, LLC dated September 25, 2008

     10.2      Note Payable between ENGlobal and Frank H McIlwain, PC

     10.3      Note Payable between ENGlobal and James A Walters, PC

     10.4      Note Payable between ENGlobal and William M Bosarge, PC

     10.5      Note Payable between ENGlobal and Matthew R Burton, PC

     31.1 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2008

     31.2 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2008

     32.0 Certification Pursuant to Rule 13a - 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2008

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENGlobal Corporation

Dated:   November 6, 2008

                                      By:  /s/ Robert W. Raiford
                                           -------------------------------------
                                           Robert W. Raiford
                                           Chief Financial Officer and Treasurer