Form 10-K
period 2008-12-31
ENGLOBAL CORP
filed 2009-03-16
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

                Large accelerated filer [ ]                Accelerated filer [X]

                  Non-accelerated filer [ ]        Smaller reporting company [ ]
        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                                  Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2008 was $172,024,967 (based upon the closing price for shares of common stock as reported by the NASDAQ on that date).

      The number of shares outstanding of the registrant's common stock on
                          March 10, 2009 is as follows:
          $0.001 Par Value Common Stock               27,294,852 shares


DOCUMENTS INCORPORATED BY REFERENCE

Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 20, 2009.

                              ENGlobal Corporation
                         2008 ANNUAL REPORT ON FORM 10-K
                         -------------------------------


                                TABLE OF CONTENTS
                                -----------------




                                     PART I                                 PAGE
                                     ------                                 ----
ITEM 1.   BUSINESS                                                            5

ITEM 1A.  RISK FACTORS                                                        21

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                           26

ITEM 2.   PROPERTIES                                                          26

ITEM 3.   LEGAL PROCEEDINGS                                                   27

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 27


                                     PART II
                                     -------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                28

ITEM 6.   SELECTED FINANCIAL DATA                                             31

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                            33

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          54

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         54

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE                                             92

ITEM 9A.  CONTROLS AND PROCEDURES                                             92


                                    PART III
                                    --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  94

ITEM 11.  EXECUTIVE COMPENSATION                                              94

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS                                  94

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      94

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                              94


                                     PART IV
                                     -------
ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES                        95


                                   SIGNATURES
                                   ----------
          SIGNATURES                                                         100

                                     PART I
                                     ------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries serve, the economy and the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this report entitled "Risk Factors," among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in the business cycle and downturns in local, regional and national economy and our ability to respond appropriately to the current worldwide economic financial situation; (ii) our ability to collect accounts receivable in a timely manner;
(iii) our ability to accurately estimate costs and fees on fixed-price contracts; (iv) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable; (v) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (vi) the effect of changes in the Company's organization, compensation and benefit plans;
(vii) the effect on the Company's competitive position within its market area in view of, among other things, the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering and professional service organizations; (viii) the effect of increases and decreases in oil prices; (ix) the availability of parts from vendors; (x) our ability to increase or renew our line of credit; (xi) our ability to identify attractive acquisition candidates, consummate acquisitions on terms that are favorable to the Company and integrate the acquired businesses into our operations; (xii) our ability to hire and retain qualified personnel;
(xiii) our ability to retain existing customers and get new customers; (xiv) our ability to mitigate losses; (xv) our ability to achieve our business strategy while effectively managing costs and expenses; (xvi) our ability to estimate exact project completion dates; (xvii) our ability to effectively monitor business done outside of the United States; and (xviii) the performance of the energy sector. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

Overview
--------

ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us" or "our"), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy sector. ENGlobal's net revenue from continuous operations has grown from $89.1 million in 2002 to $493.6 million in 2008, a compounded annual growth rate of approximately 33%. We have accomplished this growth by expanding our engineering and professional service capabilities and our geographic presence through internal growth, including new initiatives, and to a lesser extent, through a series of strategic acquisitions.

We now have more than 2,300 full-time equivalent employees in 22 offices and 419,600 square feet of office and manufacturing fabrication space strategically located in the following cities: Houston, Beaumont, Clear Lake and Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Tulsa, Cleveland and Blackwell, Oklahoma; Broomfield, Colorado; Mobile, Alabama; and Calgary, Alberta, Canada.

The Engineering Segment
-----------------------

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement and construction management. The Engineering segment provides these services to the upstream, midstream and downstream segments of the oil and gas industry, utilities, alternative energy developers, and branches of the U.S. military. In some instances, it delivers its services via in-plant personnel assigned throughout the United States and internationally.

The Construction Segment
------------------------

The Construction segment provides personnel and services primarily in the areas of inspection, and also in the areas of construction and construction management, mechanical integrity, vendor and turnaround surveillance, field support, quality assurance and plant asset management. Its customers include the pipeline, refining, utility, chemical, petrochemical, alternative energy, and power industries throughout the United States. Construction segment personnel are typically assigned to client facilities throughout the United States.

The Automation Segment
----------------------

The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, information technology, and heat tracing projects. The Automation segment's customers include members of the domestic and foreign energy related industries. Automation segment personnel assist in on-site commissioning, start-up and training for the Company's specialized systems.

The Land Segment
----------------

The Land segment provides land management, right-of-way, environmental compliance, and governmental regulatory compliance services, primarily to pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada. Land segment personnel are typically assigned to client facilities throughout the United States.

Available Information
---------------------

We are currently subject to the information reporting requirements of the Securities Exchange Act and we file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. Our SEC filings are also available at our website at http://www.englobal.com. You may also read and copy any document we file at the SEC's public reference room at

100 F. Street, N.E., Washington, D.C. 20002. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ENGlobal Website
----------------

You can find financial and other information about ENGlobal at the Company's website at the URL address www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8- K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are provided free of charge through the Company's website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the SEC. Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (iii) information concerning our Directors and our Board Committees, including Committee charters, and (iv) information concerning transactions in ENGlobal securities by Directors and officers, is available on our website under the Investor Relations link. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

Business Segments
-----------------

ENGlobal has four reporting segments: Engineering, Construction, Automation and Land. Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. In addition to internal growth, our segments have grown through strategic acquisitions, which have also served to augment management expertise.

                                           Percentage of Revenue
                                 ----------------------------------------
     Segments                      2008           2007            2006
                                 ---------      ---------       ---------
         Engineering                  51.0%          61.0%           71.1%
         Construction                 28.3%          20.2%           11.9%
         Automation                   12.1%          10.4%           11.5%
         Land                          8.6%           8.4%            5.5%
                                 ---------      ---------       ---------
                                     100.0%         100.0%          100.0%
                                 =========      =========       =========

Engineering Segment
-------------------
                                              Selected Financial Data
                                         2008         2007          2006
                                       -----------------------------------
                                              (amounts in thousands)
                                       -----------------------------------
              Revenue                  $251,702     $221,787      $215,306
              Operating profit         $ 31,786     $ 28,301      $  6,195
              Total assets             $ 71,954     $ 63,265      $ 57,995


General
-------

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Our Engineering segment offers engineering consulting services primarily to clients in the petroleum refining, petrochemical, pipeline, production and alternative energy industries for the development and management of engineering projects throughout the United States.

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

The Engineering segment currently operates through ENGlobal's wholly-owned subsidiary, ENGlobal Engineering, Inc. ("EEI"), and EEI's wholly-owned subsidiary, ENGlobal Technical Services, Inc. ("ETS"). EEI focuses primarily on providing its services to the upstream, midstream and downstream segments of the oil and gas industry, utilities and alternative energy developers. In some instances, it delivers its services via in-plant personnel assigned throughout the United States. ETS primarily provides automated fuel handling systems and services to branches of the U.S. military and public sector entities. The Engineering segment derives revenue primarily from cost-plus fees charged for professional and technical services. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some or all of the project activities related to engineering, material procurement and construction
(EPC) are performed for a fixed-price amount. As a service-based business, the Engineering segment is more labor than capital intensive. Our results primarily depend on our ability to generate revenue and collect cash under cost-plus contracts in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

Our domestic base of energy related clients, until late 2008, was generally less impacted by the downturn in the economy than most industries, with a high level of spending for both capital and maintenance projects. However, given dramatic decreases in prices for energy commodities, lower profit spreads for downstream operators and a more difficult financing environment, we expect all except possibly the largest of our clients to lower their spending plans for 2009. Currently the most active project areas are in the pipeline and alternative energy industries. Our clients' plans for larger capital projects in the refining and petrochemical industries have been most impacted by the economic downturn, with much of our work in this area now consisting of maintenance, small capital retrofit, and regulatory and compliance driven work. For the most part, clients are choosing to defer project activity into future years, as opposed to canceling projects outright.

As of December 31, 2008, the Engineering segment had more than 100 existing blanket service contracts under which it provides clients either with services on a time-and-materials basis or with services on a fixed-price basis. The

Company strives to establish longer term alliance relationships with our clients that can be expected to provide a steadier stream of work. In addition, the Company has found that the outsourcing of its personnel to client facilities currently contributes to a stable business mix. Our Engineering segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Houston, and Freeport, Texas; Tulsa, Oklahoma; and Broomfield, Colorado. In the first quarter of 2007, our Dallas office was closed, the majority of its assets were sold, a major portion of the office lease obligations were assumed by others, and its operations were transferred to other Engineering offices.

Competition
-----------

Our Engineering segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. However, the largest firms in our industry are sometimes our clients, as they perform as program managers for very large scale projects and then subcontract a portion of their work to ENGlobal.

Competition is primarily centered on performance and the ability to provide the engineering, planning and project execution skills required for completing projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services are key competitive factors. Larger projects, especially international work, typically include pricing alternatives designed to shift risk to the service provider, or at least to cause the service provider to share a portion of the risks associated with cost overruns in service delivery. These alternatives include fixed-price, guaranteed maximum price, not-to-exceed, incentive fee, competitive bidding and other "value based" pricing arrangements.

Construction Segment
--------------------
                                               Selected Financial Data
                                           2008         2007          2006
                                         -----------------------------------
                                               (amounts in thousands)
                                         -----------------------------------
              Revenue                    $139,360     $ 73,210      $ 36,128
              Operating profit           $  7,459     $  7,133      $  1,579
              Total assets               $ 23,581     $ 17,226      $ 11,287


General
-------

Our Construction segment focuses on energy infrastructure projects in the United States by offering personnel and services primarily in the area of inspection but also in the areas of construction and construction management, mechanical integrity, vendor and turnaround management, field support, quality assurance and plant asset management. Our Construction segment's clients include operators and developers of pipeline, refining, utility, chemical, petrochemical, alternative energy and power facilities throughout the United States. The Construction segment operates through our wholly-owned subsidiary ENGlobal Construction Resources, Inc. ("ECR"). The Construction segment primarily derives revenue from cost-plus fees charged for professional and technical services. As a service business, the construction segment is more labor than capital intensive. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to EPC are performed for a fixed-price amount. Accordingly, our results primarily depend on our ability to generate revenue and collect cash under cost-plus or fixed price contracts in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our SG&A expenses.

Our Construction segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Clear Lake and Freeport, Texas; and Cleveland, Blackwell and Tulsa, Oklahoma.

Competition
-----------

Our Construction segment competes with a range of mostly private small and midsize inspection and construction management and alternative energy service companies. The principal elements of competition among these types of companies are rates, terms of service and flexibility and reliability of services. The inspection and construction management business is affected by industry pressure on costs, fueled by intense competition for contracts. Our Construction segment believes that its recent alliances with technology providers, especially in the area of alternative energy, may enhance its competitive position in the construction management business.

Competition is primarily centered on performance and the ability to provide the services in a timely and cost-efficient manner. The technical expertise of our personnel is a key competitive factor. Inspection specialists must have a thorough understanding of governmental and public regulatory factors. The Company strives to establish longer term alliance relationships with our clients that can be expected to provide a steadier stream of work. In addition, the Company has found that the inspection of pipelines and client facilities has also provided for a stable business mix.

Automation Segment
------------------
                                              Selected Financial Data
                                          2008         2007          2006
                                        -----------------------------------
                                              (amounts in thousands)
                                        -----------------------------------
              Revenue                   $ 59,730     $ 37,766      $ 34,888
              Operating profit (loss)   $  3,744     $    (58)     $    579
              Total assets              $ 36,553     $ 17,468      $ 18,841


General
-------

The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, information technology projects and process piping heat tracing. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and Canada as well as the Middle East and the Caribbean. The Automation segment currently operates through ENGlobal Systems, Inc. ("ESI") and ENGlobal Automation Group, Inc. ("EAG"), both wholly-owned subsidiaries of ENGlobal, and EAG's wholly owned subsidiary, ENGlobal Canada ULC ("ECAN"). EAG and ECAN focus primarily on providing automation related design and engineering services, while ESI primarily provides fabrication, testing and integration services of automation related enclosures. The Automation segment derives revenue from both cost-plus fees and fees charged for professional and technical services on a fixed-price basis, whereby some or all of the project activities related to engineering, material procurement and fabrication are performed for a lump sum amount. The lump sum contracts performed by ESI tend to be smaller than those performed in our Engineering segment. Out of the number of our total fixed price projects, 60% have less than $100,000 contract value, 32% have between $100,000 and $1,000,000 contract value and 8% have greater than $1,000,000 contract value. As a service provider, our Automation segment is more labor than capital intensive. Our results primarily depend on our ability to generate revenue and collect cash under cost-plus contracts in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our SG&A expenses.

Our Automation segment operates out of offices in Baton Rouge, Louisiana; Beaumont and Houston, Texas; Mobile, Alabama; and Calgary, Alberta.

In September 2008, EAG purchased Advanced Control Engineering, LLC ("ACE"), a Mobile, Alabama based engineering firm. ACE provides control system and related technical services to a variety of industries and its geographic location expands the Automation segment's service territory.

In January 2006, ESI acquired certain assets of Analyzer Technology International, Inc. ("ATI"), a Houston-based analyzer systems provider of online process analyzer systems, and ATI has relocated its operation to ESI's Houston facility. The addition of ATI has provided ESI with a greater presence in the process analyzer sector, especially for opportunities involving larger foreign downstream projects.

Competition
-----------

Our Automation segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do.

Competition is primarily centered on performance and the ability to provide the engineering, assembly and integration required to complete projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services, are key competitive factors.

Land Segment
------------
                                            Selected Financial Data
                                        2008         2007          2006
                                      -----------------------------------
                                            (amounts in thousands)
                                      -----------------------------------
         Revenue                      $ 42,540     $ 30,464      $ 16,768
         Operating profit             $  4,114        2,105           716
         Total assets                 $ 13,482     $ 15,096      $ 11,540


General
-------

Our Land segment provides land management, right-of-way, environmental compliance and governmental regulatory compliance services primarily to pipeline, utility and other owner/operators of infrastructure facilities throughout the United States and Canada. The need to transport new sources of energy is the primary driver that results in demand for our rights-of-way services (pipelines, electric power transmission lines and telecommunication cables). As examples, rights-of-way are required for pipelines that transport oil & gas from imported sources, and from newly developed basins in the U.S. Rights-of-way are also required for new electric power transmission lines, needed to decongest circuits near population centers, and to transport a growing amount of wind and solar power that is located in remote areas.

The Land segment operates through the Company's wholly-owned subsidiary, ENGlobal Land, Inc.("ELI"), formerly known as WRC Corporation, and its wholly-owned subsidiary WRC Canada ("WRC Canada"). ELI provides land management, environmental compliance, and governmental regulatory services to pipeline, utility and telecom companies and other owner/operators of infrastructure facilities. WRC Canada provides land management and inspection services. The Land segment derives revenue from cost-plus fees charged for professional and technical services. As a service company, ELI is more labor than capital intensive. Our results primarily depend on our ability to generate revenue and collect cash under cost-plus contracts in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our SG&A expenses.

Our Land segment operates out of offices in Houston, Texas, Broomfield, Colorado, and Calgary, Alberta, as well as other satellite offices across the United States.

Competition
-----------

The Land segment competes with a range of small and midsize firms that provide right-of-way mapping, title assistance, appraisals and landowner negotiations.

Competition is primarily centered on retaining experienced landmen and other qualified professionals. Land and right-of-way specialists must have a thorough understanding of governmental and public regulatory requirements. These professionals must consider socioeconomic and environmental factors and coordinate planning for the relocation of utilities, displaced persons and businesses. Also, they must often assist in developing replacement housing units, which may involve the expenditure of large sums, condemnation, damages, restriction of access, and similar complicating factors. Retaining these qualified, skilled professionals is crucial to the operation of our Land segment.

Acquisitions and Sales
----------------------

We have grown our business over the past several years through both internal initiatives and through strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and the range of services that we provide to our clients; (ii) add new technical capabilities that can be marketed to our existing client base, (iii) grow our business geographically, and (iv) capture more of each project's value. We expect to continue evaluating and assessing acquisition opportunities that will either complement our existing business base or that will provide ENGlobal with additional capabilities or geographical coverage. Given current market conditions, we believe that strategic acquisitions will enable us to more efficiently serve the technical needs of national and international clients and strengthen our financial performance. However, it is unclear how our acquisition


ITEM 1. BUSINESS (Continued)

strategy will be impacted by the world economic situation and we may focus less on acquisitions in 2009 than we have in prior years. The following table lists the businesses we have acquired during the four-year period ended December 31, 2008.

       Name/Location/Business Unit            Date Acquired            Primary Services
       ---------------------------            -------------            ----------------

 Analyzer Technology International, Inc.      January 2006         Process Analyzer Systems
               Houston, TX
        Operates as a part of ESI

           WRC Corporation and                  May 2006          Integrated Land Management
               WRC Canada
               Denver, CO
      Operates as ELI, formerly WRC

             PEI Investments                    May 2006                 Real Estate
              Beaumont, TX

         Watco Management, Inc.               October 2006           Turnaround Planning
              Clearlake, TX                                            Asset Management
     Operates as a Division of ECR                                  Project Commissioning
                                                                   Construction Management

      EMC Design & Consulting, Inc.          September 2008           Product Terminals
               Houston, TX                                          Engineering and Design
      Operates as a Division of EEI

    Advanced Control Engineering, LLC        September 2008      Control Systems Engineering
               Mobile, AL                                                 and Design
      Operates as a Division of EAG


ENGlobal Corporation transitions acquisitions under the ENGlobal brand name as soon as feasible, given the size and scope of the acquisition, but typically within two years. This strengthens ENGlobal's market position as a diversified supplier of engineering and related services and focuses on the quality of the ENGlobal name. Smaller acquisitions are almost immediately identified as a division of an existing segment.

Business Strategy
-----------------

Our objective is to strengthen the Company's position as a leading full-service provider of services to the energy industry by enhancing our overall range of capabilities in the areas of engineering, construction, automation, and land management services. To achieve this objective, we have developed a strategy comprised of the following key elements:

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

     o Improve Utilization of Resources. We have developed a work-sharing program that gives our staff and our clients' access to technical resources located in any of our offices and allows for higher

                                       12

          utilization of human and computer resources. We believe the work-sharing program helps to reduce employee turnover and provides for a more stable work environment. We believe our ongoing program to standardize of all of our processes and procedures among our offices will enhance our work-sharing ability and provide our clients with more consistent and higher quality services.

     o Enhance and Strengthen Our Ability to Perform Engineering, Procurement and Construction Projects. We rely heavily on repeat business and referrals from existing customers, industry members, and other business representatives. One of our Company's goals is to increase revenue by developing and marketing its ability to perform full service projects, also called EPC (Engineering, Procurement and Construction Management), while pursuing a cost-plus contracting strategy. By applying the wide range of capabilities offered by our four operating segments to any given project, we are able to capture a greater percentage of the project's total installed cost.

     o Recruit and Retain Qualified Personnel. We believe recruiting and retaining qualified, skilled professionals is crucial to our success and growth. As a result, we have a dedicated recruiting staff focused on recruiting qualified personnel with experience in the energy industry. Competitive employee benefits, together with various incentive programs, have helped us to retain valued employees.

     o Expand and Enhance Technical Capabilities. We believe that it is important to develop and enhance our overall technical capabilities in the markets we serve. To achieve this objective in the area of advanced computer-aided process simulation, design and drafting, we utilize technical software from numerous suppliers. By being vendor neutral, ENGlobal is able to provide high-quality technology and platforms for the design of plant systems such as 3D modeling, process simulation and other technical applications. We find it beneficial to match the design tools we use with those being utilized by our clients, many of whom are currently utilizing these design platforms.

     o Growth Through Acquisitions. In the past, we followed a balanced growth strategy for our business, utilizing both external acquisitions as well as internal measures. Given economic uncertainty that is likely to affect our business as well as the business of potential acquisition targets, ENGlobal believes that an internal focus may be its primary mode of growth in the near term and we have already announced several new measures to enhance internal growth and profitability. The internal measures will continue to include an active business development program covering all of our business segments. Our external growth, if any, will likely come from relatively small acquisitions and mergers that allow us to (i) offer expanded engineering and professional services to a broad energy complex, (ii) add new technical capabilities that can be marketed to our existing client base, (iii) grow our business geographically, and
          (iv) capture more of a project's value.

     o Building our Brand. We intend to continue to present a more unified identification for the Company by building a cohesive brand and increasing ENGlobal's name recognition. We have redesigned our website to highlight our four businesses: Engineering, Construction, Automation and Land. Effective January 1, 2008, we decided to focus on the ENGlobal name for purposes of branding all of our businesses. Our new image presents ENGlobal as one company, wherein our four business segments can work together as a team to offer their many capabilities seamlessly, with one consistent message and a continued focus on better serving our clients.

Sales and Marketing
-------------------

ENGlobal derives revenue primarily from three sources: (1) in-house direct sales, (2) alliance agreements with strategic clients, and (3) referrals from existing customers and industry members. We currently employ 29 full-time professional in-house marketers in our business development department. Our Senior Vice President of Business Development supervises our in-house sales managers who are assigned to industry segments, clients and territories within the United States. Management believes that this method of selling should result in increased account penetration and enhanced customer service, which should, in turn, create and maintain the foundation for long-term customer relationships. In addition, relationships can be nurtured by our geographic advantage of having office locations near our larger clients. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends not only on the world economic situation but also, in large measure, on our ability to attract and retain qualified business development managers and business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal site provides information about our four operating segments and illustrates our Company's full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors with a single point of contact for obtaining information on ENGlobal's services.

Our business development department focuses on building long-term relationships with customers and providing our customers and potential clients with solutions throughout the life-cycle of their facilities. Additionally, we seek to capitalize on cross-selling opportunities among our various businesses - Engineering, Construction, Automation, and Land. Sales leads are often jointly developed and pursued by the sales personnel from these various businesses.

ENGlobal develops alliance agreements with clients in order to facilitate repeat business. The Company currently has 24 alliances with 20 customers. These alliance agreements, also known as master services agreements or umbrella agreements, are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with alliance customers are easier to negotiate. Management believes that alliance agreements can serve to stabilize project centered operations such as the engineering and construction industry. In 2008, services provided under ENGlobal's alliance agreements accounted for 27% of the Company's revenue.

Much of our business is repeat business and we are introduced to new customers in many cases by referrals from existing customers and industry members. Management believes referrals provide the opportunity for increased profitability because referrals do not involve direct selling, but instead, allow satisfied customers to sell our services and products on our behalf. ENGlobal strives to develop our clients' trust, and then benefits by word-of-mouth referrals.

Our past acquisition program has provided the benefit of expanding our existing customer base. Management believes that cross-selling among our businesses is an effective way to build client loyalty by solidifying the client relationship thereby reducing attrition and increasing the lifetime profitability of each client. The Company also believes that cross-selling can help to ensure a greater predictability of revenue and can be a cost effective way to grow.

Customers
---------

Our customer base consists primarily of Fortune 500 companies in the energy industry. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to major projects. ENGlobal may work for many different subsidiaries or divisions of our clients, which involves multiple parties to material contracts. The loss of a single contract award would not likely have a material impact on our financial statements. In 2009, the Company will continue to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention.

In 2008, almost 75% of our revenue was generated through sources such as in-plant staffing and alliance relationships that we consider longer-term in nature and that are not typically limited to one project. For example, our Engineering segment provides outsourced technical and other personnel that are assigned to work at client locations. In the past, these assignments often span multiple projects and multiple years, and although these engagements involve a lower margin, they help to contribute to a steady stream of work.

A major long-term trend among our clients and their industry counterparts has been toward outsourcing of engineering services, and more recently, sole-sourcing. This trend has fostered the development of ongoing, longer-term alliance arrangements with clients, rather than one-time limited engagements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee of work that will result from these alliance agreements, often they form the basis for a longer-term relationship with our clients. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our revenue. At December 31, 2008, we maintained some form of partnering or alliance arrangement with 20 major oil and chemical companies. Alliance engagements may provide for:

     o    a minimum number of work man-hours over a specified period;
     o the provision of at least a designated percentage of the client's requirements;
     o the designation of the Company as the client's sole or preferred source of engineering at specific locations; or
     o a non-binding preference or intent, or a general contractual framework, for what the parties expect will be an ongoing relationship.

Overall, our ten largest customers, who vary from one period to the next, accounted for 62% of our total revenue for 2008, 57% of total revenue for 2007, and 62% of total revenue for 2006. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business would be materially adversely affected. Our top three clients in 2008 were Spectra Energy, Alon USA and Gulf South Pipeline Company. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers.

Engineering Segment:

In the Engineering segment, our ten largest customers vary from one period to the next. These customers accounted for 77% of our total revenue for 2008, 74% of total revenue for 2007, and 83% of total revenue for 2006. Our top three clients in 2008 were Alon USA, Motiva and ConocoPhillips.

Though the Engineering segment frequently receives work from repeat clients, its client list may vary significantly from year to year. In order to generate revenue in future years, we must continue efforts to obtain new engineering projects. The majority of the revenue for the Engineering segment is generated through sources such as in-plant staffing and alliance relationships that we consider longer-term in nature and that are not typically limited to one project.

Construction Segment:

In the Construction segment, our ten largest customers vary from one period to the next. Our ten largest customers accounted for 91% of our total revenue for 2008, 82% of total revenue for 2007, and 75% of total revenue for 2006. Our top three clients in 2008 were Gulf South Pipeline Company, Spectra Energy and Magellan Midstream Partners, LP.

The revenue for the Construction segment is generated through sources such as providing inspection and construction related personnel at field locations. While we have ongoing business relationships with many of our clients in the Construction segment, this business tends to be more cyclical than our Engineering segment, as it is more project-driven and dependent on field construction activity.

Automation Segment:

In the Automation segment, our ten largest customers, who also vary from one period to the next, accounted for 66% of our total revenue for 2008, 73% of total revenue for 2007 and 62% of total revenue for 2006. Our top three clients in 2008 were ExxonMobil, E.I. Dupont and Yanbu National Petrochemical. Total foreign customers accounted for 14% of our Automation segment revenue for 2008 and 22% for both 2007 and 2006. During 2008, 4% of our revenue came from our Canadian operations compared to 3% in 2007 and 1% in 2006.

Though the Automation segment frequently receives work from repeat clients, its client list may vary significantly from year to year. The Automation Segment's clients are primarily in the downstream process industries, and driven by requirements to upgrade obsolete distributed control systems or process analytical equipment.

Land Segment:

In the Land segment, our ten largest customers vary from one period to the next. These customers accounted for 72% of our total revenue for 2008, 70% of total revenue for 2007 and 83% of total revenue for 2006. Our top three clients in 2008 were Spectra Energy, TransCanada and El Paso Corporation. The Land segment's clients currently consist primarily of pipeline operators or electric utilities, with both types of clients having needs to acquire rights-of-way for pipelines or electric transmission.

Though the Land segment frequently receives work from repeat clients, its client list may vary significantly from year to year with outsourced right-of-way and other personnel assigned to work at project sites across the United States and Canada. Factors affecting our Land business that are beyond our control include regulatory requirements, title assistance, landowner negotiations and eminent domain-condemnation.

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

                                Time-and-material   %       Fixed-price   %
                                --------------------------------------------
                                           (revenue in thousands)
                                --------------------------------------------
             Engineering            $248,764                 $ 2,938
            Construction             139,352                       8
              Automation              33,308                  26,422
                    Land              42,521                      19
           Total company            $463,945     94.0        $ 9,387    6.0


     o Time-and-Materials. Under our time-and-materials contracts, we are paid for labor at either negotiated hourly billing rates or we are reimbursed for allowable hourly rates and for other expenses. We are paid for material and contracted services at an agreed upon multiplier of our cost, and at times we pass non-labor costs for equipment, materials and sub-contractor services through with no profit. Profitability on these contracts is driven by billable headcount, the amount of non-labor related services and cost control. Some of these contracts may have upper limits, referred to as "not-to-exceed." If our scope is not defined under a "not-to-exceed" agreement we are not under any obligation to provide services beyond the limits of the contract, but if we generate costs and billings that exceed the contract ceiling or are not allowable, we will not be able to obtain reimbursement for any excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

     o Fixed-Price. Under a fixed-price contract, sometimes referred to as "guaranteed maximum," we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price projects vary in scope, including some engineering activities and related services, and responsibility for procurement of material and construction. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, the economy, as it may relate to demand, labor shortages, and inflation of equipment and materials costs, natural disasters, and other changes that may occur over the contract period. Another risk includes our ability to secure written change orders prior to commencing work on such orders, without which we may not receive payment for work performed. Consequently, the profitability of fixed-price contracts may vary substantially. We plan to limit the size and scope of EPC fixed-price contracts that we enter into in the future due to significant losses on two fixed-price contracts during 2006.

Backlog
-------

Backlog represents gross revenue of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenue. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized. In addition, it is not clear how our backlog will be impacted by the current economy.

At December 31, 2008, our backlog was $325.7 million compared to an estimated $289.2 million at December 31, 2007. We expect a majority of the $325.7 million in backlog to be completed during 2009.

The backlog at December 31, 2008 consists of $314.9 million with commercial customers and $10.8 million with the United States government. Backlog on federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 31, 2008 was as follows:

                Engineering segment             $ 113.5   million
                Construction segment              128.9   million
                Automation segment                 43.2   million
                Land segment                       40.1   million

Backlog includes gross revenue under two types of contracts: (1) contracts for which work authorizations have been received on a fixed-price basis or time-and-material projects that are well defined, and (2) time-and-material evergreen contracts at an assumed 12 month run-rate, under which we place employees at our clients' site to perform day-to-day project efforts. There is no assurance as to the percentage of backlog that will be recognized.

Customer Service and Support
----------------------------

We provide service and technical support to our customers in varying degrees depending upon the business line and on customer contractual arrangements. The Company's technical staff provides initial telephone support services for its customers. These services include isolating and verifying reported failures and authorizing repair services in support of customer requirements. We also provide on-site engineering support if a technical issue cannot be resolved over the telephone. On projects for which we have provided engineering systems, we provide on-site factory acceptance tests and worldwide start-up and commissioning services. We also provide the manufacturers' limited warranty coverage for products we re-sell.

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

For example, all of the product components used by our Automation segment are fabricated using components and materials that are available from numerous domestic manufacturers and suppliers. There are approximately five principal suppliers of distributed control systems, each of which can be replaced by an equally viable competitor, and our clients typically direct the selection of their preferred supplier. No one manufacturer or vendor provides products that account for more than 2% of our revenue. Thus, we anticipate little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support our manufacturing and assembly operations. Units produced through the Automation segment are normally not produced for inventory and component parts; rather, they are typically purchased on an as-needed basis. By being relatively vendor neutral, ENGlobal is able to provide quality technology and platforms for the design of plant systems such as 3D modeling, process simulation and other technical applications.

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

Patents, Trademarks, Licenses
-----------------------------

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. The U.S. Patent and Trademark Office registered our trademark application for the use of "ENGlobal"(R) with our products in September 2004 and the Company claims common law trademark rights for "ENGlobal"TM in connection with our services. The U.S. Patent and Trademark Office registered our "Integrated Rack"TM application in 2008. We have pending trademark applications for "Engineered for Growth"TM. ENGlobal claims common law trademark rights for "Global Thinking...Global Solutions"TM, "CARES - Communicating Appropriate Responses in Emergency Situations"TM, "Flare-Mon"TM, "Purchased Data"TM and "viMAC."TM

There can be no assurance that the protective measures we currently employ will be adequate to prevent the unauthorized use or disclosure of our technology, or the independent third party development of the same or similar technology. Although our competitive position to some extent depends on our ability to protect our proprietary and trade secret information, we believe that other factors, such as the technical expertise and knowledge base of our management and technical personnel, as well as the timeliness and quality of the support services we provide, will also help us to maintain our competitive position.

Government Regulations
----------------------

ENGlobal and certain of our subsidiaries are subject to various foreign, federal, state, and local laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration. The Company and our professional staff are subject to a variety of state, local and foreign licensing, registration and other regulatory requirements governing the practice of engineering and other professional disciplines. Currently, we are not aware of any situation or condition relating to the regulation of the Company, its subsidiaries, or personnel that we believe is likely to have a material adverse effect on our results of operations or financial condition.

Employees
---------

As of December 31, 2008, the Company and its subsidiaries employed 2,302 individuals. Of these employees, 1,247 were employed in engineering and related positions; 430 were employed as inspectors; 295 were employed as project support staff; 218 were employed in technical production positions; 83 were employed in administration, finance and management information systems and 29 were employed in sales and marketing. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Benefit Plans
-------------

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company makes mandatory matching contributions equal to 66.66% of employee contributions up to 6% of employee compensation for regular (as distinguished from project or contract) employees. All other employees except our pipeline inspectors are matched at 50% of employee contribution up to 6% of compensation, as defined by the plan. The Company, at the direction of the Board of Directors, may make other discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions of approximately $3,049,000, $2,147,000, and $1,310,000, respectively, for the years ended December 31, 2008, 2007, and 2006. On January 1, 2009, due to the current economic conditions, the Company elected to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors, to 33.33% of employee contributions up to 6% of employee compensation.

Geographic Areas
----------------

In 2005, the Company formed ENGlobal Canada ULC, located in Calgary, Alberta to expand our Automation segment into Canada. In 2006, we acquired WRC Corporation and its subsidiary, WRC Canada, to expand our Land segment into Canada. While this gives us opportunities for expansion, our Canadian operations are small in comparison to the Company as a whole and have declined in size since their inception.

                                        2008       2007       2006
                                      --------   --------   --------
                                          (dollars in thousands)
                                      ------------------------------

        US operations revenue         $490,584   $360,309   $299,333
        Canadian operations revenue      2,748      2,918      3,757
                                      --------   --------   --------
                 Total revenue        $493,332   $363,227   $303,090


Long-lived assets consist of property, plant and equipment, net of depreciation ("PPE").

                                     2008       2007       2006
                                    ------     ------     ------
                                       (dollars in thousands)
                                    ----------------------------

        US operations PPE           $5,703     $6,378     $8,642
        Canadian operations PPE         41         94         83
                                    ------     ------     ------
                 Total PPE          $5,744     $6,472     $8,725

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Report and in other documents that we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, financial condition and results of operations and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

Economic downturns could have a negative impact on our businesses.
------------------------------------------------------------------
Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the petroleum refining, petroleum chemical and pipeline industries and in other industries that we provide services to. During economic downturns in these industries, our customers' need to engage us may decline significantly and projects may be delayed or cancelled. We cannot predict how long the current economic downturn will last or the price of oil will be relatively low. However, these factors can cause our profitability to decline significantly.

We are engaged in highly competitive businesses and must typically bid against competitors to obtain engineering and service contracts.
------------------------------------------------------------------------------
We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do, which, in some instances, gives them a competitive advantage over us.

The failure to attract and retain key professional personnel could adversely affect the Company.
----------------------------------------------------------------------------
Our success depends on attracting and retaining qualified personnel in a competitive environment. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future. Failure to attract and retain such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows. This is a major risk factor that could materially impact our operating results.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.
-------------------------------------------------------------------------------
We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and maintain discipline in our internal systems and controls. Industry trends and our ability to manage and measure project performance will require us to strengthen our internal project and cost control systems within operations that have traditionally operated in a cost-plus environment. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
-------------------------------------------------------------------------------
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients' financial condition, there is no guarantee that we will accurately assess their creditworthiness. Financial difficulties or business failure experienced by one or more of our major customers could have a material adverse affect on both our ability to collect receivables and our results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings, particularly in light of the current economy.
--------------------------------------------------------------------------
As of December 31, 2008, our backlog was approximately $325.7 million. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn. These adjustments may be exacerbated by current economic conditions.

Our dependence on one or a few customers could adversely affect us.
-------------------------------------------------------------------
One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2008, three of our clients each accounted for approximately 10% of our revenue was from Spectra Energy, approximately 10% of our revenue was from Alon USA and another 9% was from Gulf South Pipeline. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Additionally, we have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

If we are not able to successfully manage internal growth initiatives, our business and results of operations may be adversely affected.
--------------------------------------------------------------------------
Our growth strategy is to use our technical expertise in conjunction with industry trends. To support this strategy, the Company may elect to fund internal growth initiatives targeted at markets that the Company believes may have significant potential needs for the Company's services. The downside risks are that such initiatives could have a negative effect on current earnings until they reach critical mass, that industry trends have been misread or delayed or that the Company is unable to successfully execute on these initiatives. In these cases, continued funding could have a negative impact on long term earnings.

The terms of our contracts could expose us to unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.
-------------------------------------------------------------------------------
Under fixed-price contracts, we agree to perform the contract for a fixed price and, as a result, can improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.

Fixed-price contract prices are established based largely upon estimates and assumptions relating to project scope and specifications, personnel and material needs. These estimates and assumptions may be inaccurate or conditions may change due to factors out of our control, resulting in cost overruns which we may be required to absorb. This could have a material adverse effect on our business, financial condition and results of operations. In addition, our profits from these contracts could decrease and we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers. In 2006, we suffered significant losses as a result of two fixed-price contracts. Consequently, we plan to limit the size and scope of EPC fixed-price contracts that we enter into in the future.

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

Many of our fixed-price or cost-plus contracts require us to satisfy specified progress milestones or performance standards in order to receive a payment. Under these types of arrangements, we may incur significant costs for labor, equipment and supplies prior to receipt of payment. If the customer fails or refuses to pay us for any reason, there is no assurance that we will be able to collect amounts due to us for costs previously incurred. In some cases, we may find it necessary to terminate. In certain cases, we may attempt to recoup some or all of the cost overruns by entering into a claims recovery process. We may even retain a third party consultant to assist us with necessary due diligence. However, there can be no assurance that we would be able to recover some or all of the cost overruns through the claims recovery process or on terms favorable to the Company.

We may incur significant costs in providing services in excess of original project scope without having an approved change order.
--------------------------------------------------------------------------
After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price due to customer changes or to incomplete or inaccurate engineering, project specifications and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

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

Failure to maintain adequate internal controls could adversely affect us.
-------------------------------------------------------------------------
Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant adverse effect on our business and reputation.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected. We have, in the past, identified material weaknesses in our internal controls, and while these have been cured, if we determine that we have further material weaknesses, it could affect our ability to ensure timely and reliable financial reports and the ability of our auditors to attest to the effectiveness of our internal controls.

Our indebtedness could limit our ability to finance future operations or engage in other business activities.
-------------------------------------------------------------------------------
As of December 31, 2008, we had $27.8 million of total outstanding indebtedness against our revolving line of credit, which is currently limited to $50 million, subject to limitations based on the amount of our accounts receivable. Significant factors that could increase our indebtedness and/or limit our ability to finance future operations include:

     o    our inability to collect accounts receivable within contractual terms;
     o    client demands for extending contractual payment terms;
     o    material losses and/or negative cash flows on significant projects;
     o clients' inability to pay our invoices due to economic conditions or otherwise; and
     o our ability to meet current credit facility financial ratios and covenants.

Although we are in compliance with all current credit facility covenants, our indebtedness could limit our ability to finance future operations or engage in other business activities.

Force majeure events such as natural disasters have negatively impacted and could further negatively impact the economy and the industries we service, which may negatively affect our financial condition, results of operations and cash flows.
--------------------------------------------------------------------------------
Force majeure events such as hurricanes could negatively impact the economies of the areas in which we operate. For example, during 2008, Hurricanes Gustav and Ike caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry, but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. In some cases, we remain obligated to perform our services after such a natural disaster even though our contracts may contain force majeure clauses. If we are not able to react quickly and/or negotiate contractual relief under a force majeure event, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations and cash flows.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and result in high employee turnover.
------------------------------------------------------------------------------
Our workers are subject to the normal hazards associated with providing services on constructions sites and industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction, of property, plant and equipment, and environmental damage. We are intensely focused on maintaining a safe environment and reducing the risk of accidents. However, poor safety performance may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs.

Our growth strategy requires that we increase the size of our workforce. While we normally target experienced personnel for employment, we also hire inexperienced employees. Even with thorough safety training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.
-------------------------------------------------------------------------------
We generally enter into two principal types of contracts with our clients: time-and-materials contracts and fixed-price contracts. Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen expenditures or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Our ability to secure change orders on scope changes and our ability to invoice for such changes poses an additional risk. In 2006, we suffered significant losses as a result of two fixed-price contracts. In fiscal 2008, approximately 6.0% of our net revenue was derived from fixed-price contracts, as compared with 10.9% was in 2007. It is possible that we will enter into a greater number of fixed-price contracts in the future as customers shift more risk to their suppliers, given the economic downturn.

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

If the operating result of any segment is adversely affected, an impairment of goodwill could result in a write down.
------------------------------------------------------------------------------
Based on factors and circumstances impacting ENGlobal and the business climate in which it operates, the Company may determine that it is necessary to re-evaluate the carrying value of its goodwill by conducting an impairment test in accordance with Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"). The Company has assigned goodwill to its segments based on estimates of the relative fair value of each segment. If changes in the industry, market conditions, or government regulation negatively impact any of the Company's segments resulting in lower operating income, if assets are damaged, if anticipated synergies or cost savings are not realized with newly acquired entities are not realized, or if any circumstance occurs which results in the fair value of any segment declining below its carrying value, an impairment to goodwill would be created. In accordance with SFAS No. 142, the Company would be required to write down the carrying value of goodwill. In 2007, the Company determined that goodwill within the Automation segment was impaired in the amount of $432,000.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.
----------------------------------------------------------------------------
We rely on third party subcontractors as well as third party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or cost-plus contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

Additional acquisitions may adversely affect our ability to manage our business.
--------------------------------------------------------------------------------
Acquisitions have contributed to our growth in the past and, although we plan to reduce the size and number of our acquisitions, we plan to continue making some acquisitions on terms management considers favorable to us. The successful acquisition of other companies involves an assessment of future revenue opportunities, operating costs, economies and earnings after the acquisition is complete, and potential industry and business risks and liabilities beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with our assessments, we perform reviews of the acquisition target that we believe to be generally consistent with industry practices. These reviews, however, may not reveal all existing or potential problems, nor will they permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms. We may not successfully integrate future acquisitions. Any acquisition may require substantial attention from our management, which may limit the amount of time that management can devote to day-to-day operations. Our inability to find additional attractive acquisition candidates or to effectively manage the integration of any businesses acquired in the future could adversely affect our ability to grow profitably or at all.

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

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in value to existing stockholders of the shares they hold.
--------------------------------------------------------------------------------
Our Articles of Incorporation authorize our board of directors to issue up to an additional 47,705,148 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of the date of filing. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue options as incentives under an equity incentive plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the board of directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.


ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2. PROPERTIES

Facilities
----------

We lease space in 23 buildings in the U.S. and Canada totaling approximately 419,600 square feet. The leases have remaining terms ranging from monthly to five years and are on terms that we consider commercially reasonable. ENGlobal has no major encumbrances related to these properties. A discussion of the locations of the various segments is included in Item 7. On May 26, 2006, the Company entered into an exclusive agreement with a third party, national real estate firm for tenant representation services that covers most of our facilities.

Our principal office locations are in Houston and Beaumont, Texas; and Tulsa, Oklahoma. We have other offices in Clear Lake and Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Cleveland and Blackwell, Oklahoma; Broomfield, Colorado; Mobile, Alabama; and Calgary, Alberta Canada. Approximately 372,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

Our Automation segment performs fabrication assembly in two shop facilities. One facility is in Houston, Texas with approximately 62,600 square feet of space and a second facility is in Beaumont, Texas with approximately 30,000 square feet of space. In March 2009, the Houston facility is being moved from the 63,000 square foot location to an 81,000 square foot location near its existing facility.

On May 25, 2006, the Company, through its wholly-owned subsidiary ENGlobal Corporate Services, Inc., purchased a one-third partnership interest in PEI Investments, A Texas Joint Venture ("PEI"), from Michael L. Burrow, the Company's then President and CEO, and another one-third interest from a stockholder who owns less than 1% of the Company's common stock. The partnership interests were purchased for a total of $69,000. The remaining one-third interest was already held by the Company through its wholly-owned subsidiary EEI. PEI owned the land on which our Beaumont, Texas office building, destroyed by Hurricane Rita in September 2005, was located. The remains of the building were razed in July 2006. In September 2006, the Company acquired approximately
1.2 acres immediately adjacent to the former facility. In May 2008, the Company sold the land to a third party developer and entered into a build-to-suit lease agreement for a new office building. In February 2009, the Company occupied the new 50,000 square foot facility.

On March 2, 2007, the Company, through its wholly-owned subsidiary, ENGlobal Automation Group, Inc. ("EAG"), entered into a 39-month lease agreement for approximately 4,500 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta. On January 27, 2009, EAG closed this operation and subleased the space for the remaining term to a third party tenant.

On June 28, 2007, the Company, through its wholly-owned subsidiary, RPM Engineering, Inc. ("RPM"), sold the Company's property located in Baton Rouge, Louisiana. The purchase price was approximately $1.9 million with 20% of the purchase price being paid at closing and the balance self-financed for a period of 60 months, amortized over 180 months, payable in equal monthly installments and one irregular installment consisting of the interest and principal due at the end of the 60 months. The financed portion of the purchase price was secured by a first mortgage on the property. The Company's basis in the property, together with the building and all improvements, was approximately $1.4 million. On July 24, 2008 the purchaser of the Baton Rouge building paid all outstanding principal owed on the note. The Company has leased approximately 31,900 square feet of space in two separate facilities to house its Engineering and Automation operations in Baton Rouge.


ITEM 3. LEGAL PROCEEDINGS

From time to time, one or more of ENGlobal's individual subsidiary business entities are involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services, and the outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately reserved for, or are covered by insurance, such that, if determined adversely to those entities, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana, Cause No. 08-3601, against South Louisiana Ethanol LLC entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. v. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. This lawsuit was consolidated with Cause No. 56-225, Griner Drilling Service, Inc. v. ENGlobal Construction Resources, Inc., ENGlobal Engineering, Inc. and South Louisiana Ethanol, LLC, originally filed in the 25th Judicial District Court of Plaquemines Parish, Louisiana and seeking a judgment for work allegedly performed at the SLE facility. Related lawsuits are (i) Cause No. B-183,211, Brand Scaffold Builders
v. ENGlobal Construction Resources, Inc. in the 60th Judicial District Court of Jefferson County, Texas, seeking payment for or a return of scaffolding equipment; (ii) Cause No. 56-344, J&C Welding and Fabrication, Inc. v. ENGlobal Construction Resources, Inc., ENGlobal Engineering, Inc. and South Louisiana Ethanol, LLC, filed in the 25th Judicial District Court of Plaquemines Parish, Louisiana; seeking payment allegedly due for work performed on the SLE project; and (v) Civil Action No. 08-4008, Industrial Process Technology, Inc. v. J&C Welding & Fabrication, Inc. v. South Louisiana Ethanol, LLC and HPS Development, LLC seeking enforcement of alleged liens.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2008.

                                     PART II

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

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                     Fiscal Year Ended December 31
                          ----------------------------------------------------
                                    2008                      2007
                          ------------------------- --------------------------
                             High          Low          High          Low
                          ------------ ------------ ------------- ------------
       First quarter          $ 10.61       $ 8.35        $ 7.18       $ 5.05
       Second quarter           14.24         8.74         12.73         5.66
       Third quarter            17.85        11.58         12.90         8.87
       Fourth quarter           12.30         2.35         14.81         9.78

The foregoing figures, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades.

As of December 31, 2008, approximately 238 stockholders of record held the Company's common stock. We do not have current information regarding the number of holders of beneficial interest holding our common stock.

A new class of capital stock of ENGlobal, consisting of 2,000,000 shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock") was approved by the Company's stockholders at its June 2006 meeting. The Board of Directors has the authority to approve the issuance of all or any of these shares of Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. The designations, preferences, limitations, restrictions and rights of any series of Preferred Stock designated by the Board of Directors will be set forth in an amendment to the Amended and Restated Articles of Incorporation ("Amended Articles") filed in accordance with Nevada law.

The Preferred Stock is referred to as a "blank check" because the Board of Directors, in its discretion, is authorized to provide for the issuance of all or any shares of the stock in one or more classes or series, specifying the terms of the shares, subject to the limitations of Nevada law. The Board of Directors would make a determination as to whether to approve the terms and issuance of any shares of Preferred Stock based on its judgment as to the best interests of the Company and its stockholders.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The following graph compares the percentage change in (i) the cumulative total stockholder return on the Company's Common Stock for the five-year period ended December 31, 2008 with (ii) the cumulative total return on (a) the S&P SmallCap 600 Index, (b) the NASDAQ Market Index (US), and (c) self-instructed peer group, consisting of the following companies: Fermanite Corporation (formerly Xanser Corporation), Michael Baker Corporation, Matrix Service Company, Tetra Tech, Inc., Willbros Group, and VSE Corporation.

The comparison assumes (i) an investment of $100 on December 31, 2003 in each of the foregoing indices and (ii) reinvestment of dividends, if any.

THE STOCK PRICE PERFORMANCE SHOWN ON THE GRAPH BELOW REPRESENTS HISTORICAL PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

                  COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
                                 AMONG ENGLOBAL,
                 NASDAQ MARKET INDEX (U.S.) AND PEER GROUP INDEX

                               [GRAPHIC ON FILE]

                              2003     2004     2005     2006     2007     2008
                             ------   ------   ------   ------   ------   ------
ENGLOBAL CORP.               100.00   157.36   426.40   326.40   576.65   164.97
PEER GROUP INDEX             100.00    87.30    81.88    98.50   155.77   108.47
NASDAQ MARKET INDEX (U.S.)   100.00   109.04   112.97   126.73   138.98    81.17

                   ASSUMES $100 INVESTED ON DECEMBER 31, 2003
                          ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2008

Notwithstanding anything to the contrary set forth in any of ENGlobal's previous filings under the Securities Act of 1933, as amended, or the Exchange Act, which might incorporate future filings made by the Company under those statutes, the Company's Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any future filings made by ENGlobal under those Acts.

Equity Compensation Plan Information
------------------------------------
The following table sets forth certain information concerning the Company's only equity compensation plan as of December 31, 2008. See Note 13 in the attached financial statements.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

                                                                                       Number of Securities
                                                                                     Remaining Available for
                               Number of Securities to        Weighted-Average        Future Issuance Under
                               be Issued Upon Exercise       Exercise Price of      Equity Compensation Plans
                               of Outstanding Options,      Outstanding Options,     [Excluding Securities in
                               Warrants and Rights (a)    Warrants and Rights (b)        Column (a)] (c)
                               -----------------------    -----------------------   -------------------------
Equity compensation plan              1,173,206      (1)          $6.82                        0
   approved by security
   holders

The Company's 1998 Incentive Plan expired in June 2008, and, as of December 31,
2008, it has not been replaced by a new plan. The Board of Directors has approved the ENGlobal Inc. 2009 Incentive Plan and currently intends to request that its' stockholders approve this plan at the next stockholders' meeting.

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The
Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with Comerica Bank preclude us from paying any dividends on our common stock while any debt under those agreements is outstanding. The payment of dividends in the future will depend on numerous factors, including the Company's earnings, capital requirements, and operating and financial position as well as on general business conditions.

Stock Repurchase Policy

Restrictions contained in our loan agreements governing our credit facility with Comerica Bank preclude us from effecting a stock repurchase of our common stock while any debt under those agreements is outstanding.





------------
(1)  Includes options issued through our 1998 Incentive Plan. For a brief description of the material features of the Plan, see Note 13 of the Notes to the Consolidated Financial Statements


ITEM 6. SELECTED FINANCIAL DATA

Summary Selected Historical Consolidated Financial Data

The following tables set forth our selected financial data. The data for the years ended December 31, 2008, 2007, and 2006 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2005 and 2004 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part II, Item 8; Part II, Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations;" and other financial information appearing elsewhere in this document.


                                                                                  Years Ended December 31,
                                                           --------------------------------------------------------------------
                                                               2008          2007          2006          2005          2004
                                                           --------------------------------------------------------------------
                                                                         (in thousands, except per share amounts)
                                                           --------------------------------------------------------------------
  Statement of Operations
      Revenue
           Engineering                                     $   251,702   $   221,787   $   215,306   $   193,376   $   127,299
           Construction                                        139,360        73,210        36,128        21,898         8,046
           Automation                                           59,730        37,766        34,888        18,311        13,543
           Land                                                 42,540        30,464        16,768             -             -
                                                           ------------  ------------  ------------  ------------  ------------
               Total revenue                                   493,332       363,227       303,090       233,585       148,888
                                                           ------------  ------------  ------------  ------------  ------------

      Costs and expenses
           Engineering                                         212,833       181,821       199,645       169,773       112,389
           Construction                                        128,908        63,486        32,403        19,483         7,110
           Automation                                           52,245        34,382        30,400        16,056        11,418
           Land                                                 35,539        25,921        14,378             -             -
           Selling, general and administrative                  32,208        34,774        29,884        19,689        13,479
                                                           ------------  ------------  ------------  ------------  ------------
               Total costs and expenses                        461,733       340,384       306,710       225,001       144,396
                                                           ------------  ------------  ------------  ------------  ------------
      Operating income (loss)                                   31,599        22,843        (3,620)        8,584         4,492
      Interest income (expense), net                            (1,636)       (2,514)       (1,312)         (800)         (590)
      Other income (expense), net                                   64           345           652           116           118
      Foreign currency gain (loss)                                  (4)           (1)          (19)           (2)            -
                                                           ------------  ------------  ------------  ------------  ------------
      Income (loss) from continuing operations before
         provision for income taxes                             30,023        20,673         (4,299)       7,898         4,020
      Provision for income taxes                                11,765         8,209           (813)       3,116         1,656
                                                           ------------  ------------  ------------  ------------  ------------
               Net income (loss)                           $    18,258   $    12,464   $     (3,486) $     4,782   $     2,364
                                                           ============  ============  ============  ============  ============



ITEM 6. SELECTED FINANCIAL DATA (Continued)

                                                                                Years Ended December 31,
                                                           --------------------------------------------------------------------
                                                               2008          2007          2006          2005          2004
                                                           --------------------------------------------------------------------
                                                                        (in thousands, except per share amounts)
                                                           --------------------------------------------------------------------
  Per Share Data
      Basic earnings (loss) per share
           Continuing operations                           $      0.67   $      0.46   $     (0.13)  $      0.20   $      0.10
           Discontinued operations                                   -             -             -             -             -
                                                           ------------  ------------  ------------  ------------  ------------
               Net income (loss) per share                 $      0.67   $      0.46   $     (0.13)  $      0.20   $      0.10
                                                           ============  ============  ============  ============  ============

      Weighted average common
         shares outstanding - basic (000's)                     27,180        26,916        26,538        24,300        23,455

      Diluted earnings (loss) per share
           Continuing operations                           $      0.66   $      0.45   $     (0.13)  $      0.19   $      0.10
           Discontinued operations                                   -             -             -             -             -
                                                           ------------  ------------  ------------  ------------  ------------
               Net income (loss) per share                 $      0.66   $      0.45   $     (0.13)  $      0.19   $      0.10
                                                           ============  ============  ============  ============  ============

      Weighted average common
         shares outstanding - diluted (000's)                   27,672        27,435        26,538        25,250        23,786

  Cash Flow Data
      Operating activities, net                            $     8,346   $    (1,980)  $    (8,953)  $      (920)  $    (2,391)
      Investing activities, net                                 (4,365)       (1,707)       (9,330)       (2,418)       (1,811)
      Financing activities, net                                 (3,779)        3,167        19,553         3,493         4,170
      Exchange rate changes                                       (110)           25           (26)           (4)            -
                                                           ------------  ------------  ------------  ------------  ------------
           Net change in cash and cash equivalents         $        92   $      (495)  $     1,244   $       151   $       (32)
                                                           ============  ============  ============  ============  ============

  Balance Sheet Data
      Working capital                                      $    58,585   $    42,915   $    35,187   $    21,825   $    14,503
      Property and equipment, net                          $     5,744   $     6,472   $     8,725   $     6,861   $     5,262
      Total assets                                         $   152,705   $   119,590   $   106,227   $    75,936   $    57,261
      Long-term debt, net of current portion               $    23,614   $    29,318   $    27,162   $     5,228   $    15,585
      Long-term capital leases, net of current portion     $       243   $         -   $         -   $         -   $         -
      Stockholders' equity                                 $    76,766   $    55,797   $    40,862   $    39,864   $    20,051

Material Events and Uncertainties
---------------------------------

The Company experienced events in 2007 and 2006 that had a material adverse effect on net income from operations. In 2006, the Company incurred losses on two large EPC contracts, which caused the overall loss reported for that year.
In 2007, the Company was notified by its client, South Louisiana Ethanol
("SLE"), to stop work on a large project due to difficulties SLE was having in obtaining permanent financing. Also in 2007, price and labor increases on materials contributed to the loss reported for the Automation segment. Details of these losses are more fully explained in Item 7 and throughout this Annual
Report on Form 10-K.

The Company's involvement with the SLE project resulted from the Company's efforts to diversify its client base. Historically, the Company has performed large projects primarily with Fortune 500 Companies, which generally have good cash flow and established credit. The SLE project involved a smaller developer that planned to retrofit a 20-year old ethanol plant. Due to a number of factors, including, among others, increased corn prices and declining ethanol prices, SLE has been unable to secure permanent financing for the project.

Due to SLE's continued failure to obtain permanent financing, on May 30, 2008 the Company filed suit in the United States District Court for the Eastern
District of Louisiana, Cause Number 08-3601, and is seeking damages of $15.8 million. An independent appraisal, dated December 31, 2008, from the bridge lending bank's appraiser, indicated that on an in-place basis the materials and


ITEM 6. SELECTED FINANCIAL DATA (Continued)

equipment utilized as an ethanol facility would have a fair market value of $22.1 million, an orderly liquidation value of $14.9 million, and a forced liquidation value of $11.7 million. The Company believes that if the collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the Collateral Mortgage in favor of the Company. However, collectability is not assured at this time. As of December 31, 2008, the Company performed its impairment analysis for the asset group classified as long-term notes receivable, particularly Notes Receivable - South Louisiana Ethanol, of $8.6 million. Due to the ongoing discovery and analysis currently in process on our SLE litigation we cannot yet determine the actual proceeds that would be generated for ENGlobal when the courts determine the status of each asset and the relative lien priority of SLE's creditors, and then such assets are sold.
However, at this time management believes that, given the Company's lien position as documented in public records, the value of the collateral will cover the current balance sheet exposure. Any additional charge or negative determination by the courts could have a negative impact on future earnings estimated at 2.1 cents per share per million of un-recovered exposure as a result of a non-cash charge to operations. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.

Current Efforts to Mitigate Losses
----------------------------------

The Company has stopped work on the SLE project, and may provide SLE with introductions to third parties. These introductions could potentially result in selling the uncompleted facility, likely for purposes other than as an ethanol facility.

Our project controls department is reviewing projects that may be experiencing degradations on margins to determine methods for protecting current margins.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. Note 18 to the Financial Statements contains segment information.

Overview

Results of Operations

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement, and construction management. The Construction segment provides construction management personnel and services in the areas of inspection, mechanical integrity, vendor and turnaround surveillance, field support, construction, quality assurance and plant asset management. The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, information technology, and process piping heat tracing projects. The Land segment provides land management, right-of-way, and governmental regulatory compliance services primarily to pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

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

Corporate SG&A expense is comprised primarily of marketing costs, as well as costs related to executive, governance/investor relations, finance, accounting, safety, human resources, project controls and information technology departments and other costs generally unrelated to specific client projects. Corporate SG&A expense may vary as costs are incurred to support corporate activities and initiatives.



















ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations.

                            Consolidated Results of Operations for the Twelve Months
                                     Ended December 31, 2008, 2007 and 2006
        ----------------------------------------------------------------------------------------------

        Twelve months ended
         December 31, 2008           Engineering    Construction   Automation       Land      All Other     Consolidated
         -----------------           -----------    ------------   ----------       ----      ---------     ------------
                                                                   (dollars in thousands)
                                     ------------------------------------------------------------------------------------
  Revenue before eliminations        $   252,711    $   147,714    $   60,372    $  42,540   $         -    $    503,337
  Inter-segment eliminations              (1,009)        (8,354)         (642)           -             -         (10,005)
                                     ------------   ------------   -----------   ---------   -----------    ------------
              Revenue                $   251,702    $   139,360    $   59,730    $  42,540   $         -    $    493,332
                                     ------------   ------------   -----------   ---------   -----------    ------------
            Gross profit             $    38,869    $    10,452    $    7,485    $   7,001   $         -    $     63,807
                SG&A                       7,083          2,993         3,741        2,887        15,504          32,208
                                     ------------   ------------   -----------   ---------   -----------    ------------
       Operating income (loss)       $    31,786    $     7,459    $    3,744    $   4,114   $   (15,504)   $     31,599
                                     ------------   ------------   -----------   ---------   -----------
       Other income (expense)                                                                                     (1,576)
           Tax provision                                                                                         (11,765)
                                                                                                            ------------
         Net income (loss)                                                                                  $     18,258
                                                                                                            ============

        Twelve months ended
         December 31, 2007
         -----------------
                                                                  (dollars in thousands)
                                     -----------------------------------------------------------------------------------
    Revenue before eliminations      $   221,802    $     86,811   $    39,115   $  30,464   $         -    $    378,192
     Inter-segment eliminations              (15)        (13,601)       (1,349)          -             -         (14,965)
                                     ------------   ------------   -----------   ---------   -----------    ------------
              Revenue                $   221,787    $     73,210   $    37,766   $  30,464   $         -    $    363,227
                                     ------------   ------------   -----------   ---------   -----------    ------------
            Gross profit             $    39,966    $      9,724   $     3,384   $   4,543   $         -    $     57,617
                SG&A                      11,665           2,591         3,442       2,438        14,638          34,774
                                     ------------   ------------   -----------   ---------   -----------    ------------
       Operating income (loss)       $    28,301    $      7,133   $       (58)  $   2,105   $   (14,638)   $     22,843
                                     ------------   ------------   -----------   ---------   -----------
       Other income (expense)                                                                                     (2,170)
           Tax provision                                                                                          (8,209)
                                                                                                            ------------
         Net income (loss)                                                                                  $     12,464
                                                                                                            ============


        Twelve months ended
         December 31, 2006
         -----------------
                                                                    (dollars in thousands)
                                     -----------------------------------------------------------------------------------
    Revenue before eliminations      $    215,444   $     37,083   $    37,206   $  16,768   $         -    $    306,501
    Inter-segment eliminations               (138)          (955)       (2,318)          -             -          (3,411)
                                     ------------   ------------   -----------   ---------   -----------    ------------
              Revenue                $    215,306   $     36,128   $    34,888   $  16,768   $         -    $    303,090
                                     ------------   ------------   -----------   ---------   -----------    ------------
            Gross profit             $     15,661   $      3,725   $     4,488   $   2,390   $         -    $     26,264
                SG&A                        9,466          2,146         3,909       1,674        12,689          29,884
                                     ------------   ------------   -----------   ---------   -----------    ------------
       Operating income (loss)       $      6,195   $      1,579   $       579   $     716   $   (12,689)   $     (3,620)
                                     ------------   ------------   -----------   ---------   -----------
       Other income (expense)                                                                                       (679)
           Tax provision                                                                                             813
                                                                                                            ------------
         Net income (loss)                                                                                  $     (3,486)
                                                                                                            ============


                                       35

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OVERALL COMPARISONS
-------------------

Revenue
-------

Overall revenue increased 35.8%, or $130.1 million, from $363.2 million in 2007 to $493.3 million in 2008 and increased 19.8%, or $60.1 million, from $303.1 million in 2006. Only 3% of our growth in 2008 was a result of the incremental revenue contribution from 2008 acquisitions. We had increases in revenue in 2008 of $8.9 million due to additional work created by Hurricane Ike and $42.4 million from a refinery rebuild project. Both of these projects included large amounts of material and subcontractor purchases and are expected to be completed by the first quarter of 2009. Revenue also grew due to an overall higher level of project activity in the markets we serve. In particular we benefited from the increased capital spending in the pipeline area which increased revenue in our construction, engineering and land segments. Approximately 36% of our revenue growth from 2006 to 2007 was external growth as a result of the incremental revenue contribution from 2006 acquisitions. The balance of the revenue growth from 2006 to 2007 occurred as a result of internal measures and a higher level of project activity in the market we serve.

Gross Profit
------------

Gross profit increased $6.2 million, or 10.8%, from $57.6 million in 2007 to $63.8 million in 2008 and increased $31.3 million, or 119.0%, from $26.3 million in 2006. As a percentage of revenue, gross profit decreased by 3.0% from 15.9% in 2007 to 12.9% in 2008 but increased 7.2% in 2007 from 8.7% in 2006. The major factor that contributed to lower gross profit margins in 2008 relative to 2007 was an increase of $24.6 million in revenues related to low-margin pass-through procurement and subcontracted construction revenue. The remaining decline was due to increased work on lower margin services such as pipeline inspection.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

Overall SG&A expenses decreased $2.6 million, or 7.5%, from $34.8 million in 2007 to $32.2 million in 2008. In 2007, overall SG&A expense increased $4.9 million, or 16.4%, from $29.9 million in 2006. As a percentage of revenue, SG&A decreased 3.1% from 9.6% in 2007 to 6.5% in 2008 and decreased 0.3% from 9.9% in 2006. The main savings occurred in bad debt expense and amortization. In 2007, the bad debt expense was elevated due to the creation of the reserve on the notes receivable for the SLE project and amortization was increased by $432,000 due to the goodwill impairment in the Automation segment. Even though we did not have the significant increase in bad debt due to the SLE project in 2008, we did have increased amounts of general bad debt expense due to the economic instability that has caused some customers to file bankruptcy or to otherwise be unable to pay. Details relating to the changes in each segment are discussed further below.

Corporate SG&A expenses increased $0.9 million, or 6.2%, from $14.6 million in 2007 to $15.5 million in 2008. The increase primarily relates to salaries and employee-related expenses, which increased $0.7 million. There was also an increase of $0.2 million in facilities expense, $0.1 million in professional services for items such as Sarbanes-Oxley ("SOX") compliance and professional consulting services and an increase in amortization and depreciation expense of $0.2 million. These increases were offset by a decrease in stock compensation expense of $0.3 million. As a percentage of revenue, corporate SG&A decreased 0.8% from 4.0% in 2007 to 3.2% in 2008.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Profit
----------------

Operating profit increased $8.8 million to $31.6 million in 2008 as compared to $22.8 million in 2007, increasing, as a percentage of total revenue, from 6.3% in 2007 to 6.4% in 2008. This increase was primarily the result of higher levels of project activity in the markets we serve, along with savings in the SG&A. Operating profit increased $26.4 million to $22.8 million in 2007 as compared to $(3.6) million in 2006, increasing, as a percentage of total revenue, from (1.2)% in 2006 to 6.3% in 2007. This increase was primarily the result of the Company's loss in 2006 on two fixed-price contracts that did not recur in 2007. However, operating profit in 2007 was reduced by a $4.0 million charge taken in relation to the SLE project, discussed in further detail in Item 6.

Other Income (Expense)
----------------------

Other income decreased from $379,600 in 2007 to $128,800 in 2008. Other income was $651,500 in 2006. Other income in 2008 was derived mainly from gains on the sale of fixed assets with the majority being from the sale of land in Beaumont which resulted in a gain of $83,900. Other income in 2007 was derived from a gain of $483,500 from the sale of our building in Baton Rouge offset by a loss of $103,900 on the sale of assets from the closing of our Dallas office.

Net Income
----------

Net Income increased $5.8 million to $18.3 million in 2008 as compared to $12.5 million in 2007, increasing, as a percentage of total revenue, from 3.4% in 2007 to 3.7% in 2008. Net Income increased $16.0 million to $12.5 million in 2007 as compared to $(3.5) million in 2006, increasing, as a percentage of total revenue, from (1.2)% in 2006 to 3.4% in 2007.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2008 Compared to 2007 and 2007 Compared to 2006


Engineering Segment:
                                                        Twelve Months Ended December 31,
                                  ---------------------------------------------------------------------------
                                           2008                      2007                      2006
                                  ---------------------     ----------------------   ------------------------
                                                             (dollars in thousands)
                                  ---------------------------------------------------------------------------

  Gross revenue                   $    252,711              $    221,802             $    215,444
    Less intercompany revenue           (1,009)                      (15)                    (138)
                                  -------------             -------------            -------------
  Total revenue:
      Detail-design                    168,079    66.8%          132,210     59.6%        111,503       51.8%
      Field services                    50,647    20.1%           56,379     25.4%         53,921       25.0%
      Procurement services              30,038    11.9%           16,011      7.2%         19,271        9.0%
      Fixed-price                        2,938     1.2%           17,187      7.8%         30,611       14.2%
                                  -------------             -------------            -------------
  Total revenue:                  $    251,702   100.0%     $    221,787    100.0%   $    215,306      100.0%

  Gross profit:                   $     38,869    15.4%     $     39,966     18.0%   $     15,661        7.3%

  Operating SG&A expense:         $      7,083     2.8%     $     11,665      5.3%   $      9,466        4.4%
                                  -------------             -------------            -------------

  Operating income:               $     31,786    12.6%     $     28,301     12.8%   $      6,195        2.9%


Revenue
-------

Engineering revenue accounted for 51.0% of our total revenue for the year, increasing $29.9 million from $221.8 million in 2007 to $251.7 million in 2008.
During 2007, revenue increased $6.5 million from $215.3 million in 2006.

The increase in engineering revenue was primarily brought about by increased midstream and downstream capital spending in the energy industry. Refining related activity in 2008 was particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Capital spending in the pipeline area also trended higher, with numerous projects in North America currently underway to deliver crude oil, natural gas, petrochemicals and refined products. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently performing a variety of services primarily on biomass related facilities. The Engineering segment's estimated backlog at December 31, 2008 was $113.5 million.

Our detail design services proved strong with revenues increasing 27.2%, or $35.9 million, from $132.2 million in 2007 to $168.1 million in 2008. This increase was mainly due to a refinery rebuild project. In 2007, these services increased 18.6%, or $20.7 million, from $111.5 million in 2006. As a percent of total engineering revenue, detail design revenue increased 7.2% to 66.8% in 2008 from 59.6% in 2007 and increased 7.8% in 2007 from 51.8% in 2006.

Our field services revenues decreased 10.3%, or $5.8 million, from $56.4 million in 2007 to $50.6 million in 2008 due to a general decrease in demand from our existing customers for in-plant resources. In 2007, field services revenue increased 4.6%, or $2.5 million, from $53.9 million in 2006. This was due to an increased demand from our existing customers for in-plant resources. As a percent of total engineering revenue, field services revenue decreased 5.3% to 20.1% in 2008 from 25.4% in 2007 and increased 0.4% in 2007 from 25.0% in 2006.

Revenue from procurement services increased 87.5%, or $14.0 million, from $16.0 million in 2007 to $30.0 million in 2008. In 2007, these services decreased
17.1%, or $3.3 million, from $19.3 million in 2006. The significant increase


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

in 2008 is primarily related to a large project to rebuild a client facility which has been completed. The decrease in 2007 was due to the completion of the two EPC projects. As a percent of total engineering revenue, procurement services revenue increased 4.7% to 11.9% in 2008 from 7.2% in 2007 and decreased
1.8% in 2007 from 9.0% in 2006. The level of procurement services varies over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services.

Fixed-price revenues decreased 83.1%, or $14.3 million, from $17.2 million in 2007 to $2.9 million in 2008. There was a decrease in 2007 of 43.8%, or $13.4 million, from $30.6 million in 2006. As a percent of total engineering revenue, fixed-price revenue decreased 6.6% to 1.2% in 2008 from 7.8% in 2007, and in 2007 it decreased 6.4% from 14.2% in 2006. This decrease was the result of the Company's decision to be very selective in the fixed-price contracts it undertakes due to the risk of loss if the contract costs are not estimated accurately.

Gross Profit
------------

Our Engineering segment's total gross profit decreased $1.1 million, or 2.8%, from $40.0 million in 2007 to $38.9 million in 2008. As a percentage of total gross profit, the Engineering segment's gross profit decreased from 18.0% to 15.4% during the same period. The decrease in total gross profit percentages was due to the increase in low margin procurement services revenue from $16.0 million to $30.0 million. Total gross profit in 2007 increased $24.3 million, or 155.2%, from $15.7 million in 2006 due to the completion of the two EPC loss projects.

In 2006, the Company shifted a portion of its services to developer-type work for customers that are typically smaller than its historical customer base, including SLE. The viability of these projects and the creditworthiness of these types of customers must be carefully analyzed to assure profitable results. In the future, the Company intends to analyze these projects on a more comprehensive basis before accepting them. However, the Company believes that some of its customers may begin to require contracts on a fixed-price basis.

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

We earn a lower margin on procurement services than we earn on our core engineering services. For example, procurement services for 2008 produced a 7.6% gross profit margin, whereas core engineering services produced a gross profit margin of 16.7%. If the Company's business shifts away from predominantly engineering projects to EPC projects which include material procurement and construction responsibility, engineering gross profit as a percentage of revenue will be negatively impacted. This shift would precipitate lower gross profit because higher cost-plus margins on engineering labor, recognized during the period in which it was earned, would be combined with the lower margins on procurement services and construction subcontractor charges and recorded throughout the duration of the projects. In addition, if our business shifts more to fixed price work, our risk assessment and project management tools will be critical to our continued successful operations.

Operating Selling, General and Administrative ("SG&A") Expenses
---------------------------------------------------------------

Our Engineering segment's SG&A expenses decreased $4.6 million, or 39.3%, from $11.7 million in 2007 to $7.1 million in 2008. In 2007, the Engineering segment's SG&A expenses increased $2.2 million, or 23.2%, from $9.5 million in 2006. As a percent of revenue, SG&A decreased 2.5% from 5.3% in 2007 to 2.8% in 2008, and it increased 0.9% in 2007 from 4.4% in 2006.

The Engineering segment's SG&A expenses decreased $3.1 million in 2008 from 2007 as a result of decreases for bad debt expense almost entirely related to the creation of the reserve against the SLE notes receivable in 2007. Also, amortization and depreciation decreased $0.3 million, while salaries and related employee expenses decreased $1.2 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

The Engineering segment's SG&A expenses increased $4.7 million in 2007 over 2006 as a result of increases for bad debt expense. Of this increase, $4.0 million was related to creation of the reserve against the SLE notes receivable, while the remainder comprised general increases to the allowance for doubtful accounts. To offset these increases, facilities and office expenses decreased by $1.2 million due to the closing of the Dallas office in March 2007. Also, salaries and employee expenses decreased by $0.9 million as a result of the reclassification of some employees from overhead to direct expense positions.
Additional savings were recognized as a result of the reduction in stock compensation expense and professional services.

Operating Profit
----------------

Operating profit increased $3.5 million to $31.8 million in 2008 as compared to $28.3 million in 2007, which increased $22.1 million from $6.2 million in 2006.
As a percentage of total revenue, operating profit remained relatively stable at 12.6% in 2008 compared to 12.8% in 2007, but increased significantly from 2.9% in 2006.













ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Construction Segment:
                                                          Twelve Months Ended December 31,
                                       --------------------------------------------------------------------
                                                2008                     2007                   2006
                                       ----------------------    --------------------   -------------------
                                                                (dollars in thousands)
                                       --------------------------------------------------------------------

  Gross revenue                        $    147,714              $   86,811             $   37,083
    Less intercompany revenue                (8,354)                (13,601)                  (955)
                                       -------------             -----------            -----------
  Total revenue:
               Pipeline                     125,731     90.2%        60,430    82.5%        28,987    80.2%
               Non-pipeline                  13,629      9.8%        12,780    17.5%         7,141    19.8%
                                       -------------             -----------            -----------
  Total revenue:                       $    139,360    100.0%    $   73,210   100.0%    $   36,128   100.0%

  Gross profit:                        $     10,452      7.5%    $    9,724    13.3%    $    3,725    10.3%

  Operating SG&A expense:              $      2,993      2.1%    $    2,591     3.5%    $    2,146     5.9%
                                       -------------             -----------            -----------

  Operating income:                    $      7,459      5.4%    $    7,133     9.7%    $    1,579     4.4%


Revenue
-------

The Construction segment contributed 28.3% of our total revenue for 2008, as its revenue increased $66.2 million, or 90.4%, from $73.2 million in 2007 to $139.4 million in 2008. The revenue in 2007 for this segment increased 102.8%, or $37.1 million, from $36.1 million in 2006. The Construction segment's estimated backlog at December 31, 2008 was $128.9 million but the backlog and previously anticipated growth expected for pipeline and OSHA plant inspections, as well as plant turnaround and construction management support projects and high-tech maintenance services, may be negatively impacted by current economic conditions.

Non-pipeline revenue, as a percent of the segment's total revenue, continued to decline from 19.8% in 2006, to 17.5% in 2007 and 9.8% during 2008. Our non-pipeline revenue growth increased 6.6% year-over-year from $12.8 million in 2007 to $13.6 million in 2008. Increased capital spending in the pipeline area in 2008, particularly in inspection services, contributed 90.2% of the segment's total revenue in 2008 as pipeline revenue has grown 108% year-over-year from 2006 to 2007 and again from 2007 to 2008.

The revenue from this segment comes entirely from field services that are not typically limited to one project. The Company's past experience with this activity is that the term of these assignments on average spans multiple projects and multiple years.

Gross Profit
------------

The Construction segment's gross profit increased $0.8 million, or 8.3%, from $9.7 million in 2007 to $10.5 million in 2008. In 2007, this segment's gross profit increased $6.0 million, or 162.7%, from $3.7 million in 2006. As a percent of revenue, gross profit decreased by 5.8%, from 13.3% in 2007 to 7.5% in 2008, but it increased 3.0% in 2007 from 10.3% in 2006.

The percentage of gross profit has decreased while revenue has been increasing significantly due to the changing mix of work being performed in this segment.
The main increase in work has been in pipeline related revenues which typically carry lower margins than our non-pipeline related revenues.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

Operating Selling, General and Administrative ("SG&A") Expenses
---------------------------------------------------------------

The Construction segment's SG&A expenses increased $0.4 million, or 15.4%, from $2.6 million in 2007 to $3.0 million in 2008. In 2007, SG&A expenses increased
$0.4 million, or 19.1%, from $2.1 million in 2006. As a percent of revenue, SG&A decreased 1.4% from 3.5% in 2007 to 2.1% in 2008, and decreased 2.4% in 2007 from 5.9% in 2006.

The Construction segment's SG&A expenses increased $0.4 million in 2008 over 2007 mainly due to increases in salaries and related employee expenses of $239,000, amortization and depreciation expense of $128,000 and allowances for bad debt of $174,000. These increases were offset by savings of $120,000 in professional services and $24,000 in facilities expense.

The Construction segment's SG&A expenses increased $0.4 million in 2007 over 2006 mainly due to increases in salaries and related employee expenses of $362,000. Overhead positions were added to accommodate the internal and acquisition-related growth of this segment. Additionally, facilities expense increased $75,000 as a result of additional office space leased to house acquired operations.

Operating Profit
----------------

This segment's operating profit increased $0.4 million to $7.5 million in 2008 from $7.1 million in 2007, and it increased $5.5 million in 2007 from $1.6 million in 2006. As a percentage of total revenue, operating profit decreased to 5.4% in 2008 from 9.7% in 2007, but it increased in 2007 from 4.4% in 2006.









ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Automation Segment:
                                                      Twelve Months Ended December 31,
                                     ------------------------------------------------------------------
                                              2008                   2007                  2006
                                     --------------------   ---------------------  --------------------
                                                            (dollars in thousands)
                                     ------------------------------------------------------------------

  Gross revenue                      $   60,372              $  39,115              $  37,206
    Less intercompany revenue              (642)                (1,349)                (2,318)
                                     -----------            -----------            -----------
  Total revenue:
               Fabrication               28,266     47.3%       22,814     60.4%       26,032     74.6%
               Non-fabrication           31,464     52.7%       14,952     39.6%        8,856     25.4%
                                     -----------            -----------            -----------
  Total revenue:                     $   59,730    100.0%    $  37,766    100.0%    $  34,888    100.0%

  Gross profit:                      $    7,485     12.6%    $   3,384      9.0%    $   4,488     12.9%

  Operating SG&A expense:            $    3,741      6.3%    $   3,442      9.1%    $   3,909     11.2%
                                     -----------            -----------            -----------

  Operating income (loss):           $    3,744      6.3%    $     (58)    (0.2%)   $     579      1.7%


Revenue
-------

The Automation segment contributed 12.1% of our total revenue for the year, as its revenue increased $21.9 million, or 57.9%, from $37.8 million in 2007 to $59.7 million in 2008. This segment's revenue also increased 8.3% in 2007, or $2.9 million, from $34.9 million in 2006. The 2008 revenue increased $8.9 million as a result of the Hurricane Ike rebuilding project. This project is expected to end during the first quarter of 2009.

The Company began to focus more on automation services beginning in 2005 and began marketing them more aggressively at that time. Refining-related activity has been particularly strong, including projects to satisfy environmental mandates. This, together with the acquisition of Analyzer Technology
International, Inc. ("ATI") in January 2006, has increased the client demand for turn-key, analytical solutions. Another factor positively affecting the automation business is that the computer-based distributed control systems equipment used for facility plant automation becomes technologically obsolete over time, supporting ongoing replacement. In 2008, this segment expanded its customer base and geographic reach to include specialty chemicals and pulp and paper markets with the acquisition of Advanced Control Engineering, LLC in September. The Automation segment's estimated backlog at December 31, 2008 was
$43.2 million, but the backlog could be negatively impacted by the current and possible future economic downturn.

Gross Profit
------------

The Automation segment's gross profit increased $4.1 million, or 120.6%, from $3.4 million in 2007 to $7.5 million in 2008. In 2007, it decreased $1.1 million, or 24.5%, from $4.5 million in 2006. Also, as a percent of revenue, gross profit increased by 3.6% from 9.0% in 2007 to 12.6% in 2008, but it decreased 3.9% in 2007 from 12.9% in 2006.

During 2007, the Automation segment expanded into several new regions, resulting in higher increased costs in relation to revenues. Also during 2007, an unanticipated shortage of available experienced labor caused an increase in labor hourly rates of approximately 25%. During that same period, most material costs unexpectedly increased by approximately 8% to 10%, and the price of copper wire increased 300%. These increases in labor and material costs adversely affected project margins on fixed-price projects in 2007.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

The Automation segment's SG&A expenses increased $0.3 million, or 8.8%, from $3.4 million in 2007 to $3.7 million in 2008. In 2007, SG&A expenses decreased
$0.5 million, or 12.8%, from $3.9 million in 2006. As a percent of revenue, SG&A decreased 2.8% from 9.1% in 2007 to 6.3% in 2008, and it decreased 2.1% in 2007 from 11.2% in 2006.

The automation segment's SG&A expenses increased $300,000 in 2008 over 2007, mainly due to increases in allowances for bad debt of $452,000, facilities expense of $138,000 and stock compensation expense of $129,000. These increases were offset by savings in amortization and depreciation expense of $365,000 due to the goodwill impairment of $432,000 that was taken in 2007. In 2008, $100,000 of amortization was recorded in connection with the intangible assets created from the acquisition of Advance Control Engineering, LLC. Additional savings of $61,000 was recognized in professional services.

This segment's SG&A expenses decreased $467,000 in 2007 over 2006, mainly due to decreases in salaries and related employee expenses of $896,000. Salaries and expenses for business development personnel were moved to corporate overhead in July 2006 to be consistent with the reporting of these costs throughout the Company. The reduction of overhead personnel and the transfer of Automation segment overhead personnel expense to direct expense also contributed to this decrease. We also recognized professional services savings of $152,000 and $85,000 less in bad debt expense in 2007 compared to 2006. Offsetting these savings, amortization costs increased by $674,000. Of these additional costs, $432,000 was goodwill impairment.

Operating Profit
----------------

This segment's operating profit increased $3,802,000 to a profit of $3,744,000 in 2008 as compared to a loss of ($58,000) in 2007. Operating profit in 2007 decreased $637,000 from $579,000 in 2006. As a percentage of total revenue, operating profit increased to 6.3% in 2008 from (0.2)% in 2007, but it decreased in 2007 from 1.7% in 2006.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Land Segment:
                                                         Twelve Months Ended December 31,
                                      --------------------------------------------------------------------
                                               2008                   2007                   2006
                                      ---------------------   -------------------   ----------------------
                                                              (dollars in thousands)
                                      --------------------------------------------------------------------

     Gross revenue                    $     42,540            $   30,464            $     16,768
       Less intercompany revenue                 -                     -                       -
                                      -------------           -----------           -------------
     Total Revenue:                   $     42,540   100.0%   $   30,464   100.0%   $     16,768   100.0%

     Gross profit:                    $      7,001    16.5%   $    4,543    14.9%   $      2,390    14.2%

     Operating SG&A expense:          $      2,887     6.8%   $    2,438     8.0%   $      1,674    10.0%
                                      -------------           -----------           -------------

     Operating income:                $      4,114     9.7%   $    2,105     6.9%   $        716     4.3%


The Land segment was created through an acquisition of WRC Corporation in May
2006. Therefore, financial information for 2006 only includes seven months of activity compared to a complete year in both 2007 and 2008.

Revenue
-------

The Land segment contributed 8.6% of our total revenues for 2008, as its revenue increased $12.0 million, or 39.4%, from $30.5 million in 2007 to $42.5 million in 2008. This segment's revenue also increased 81.6% in 2007, or $13.7 million, from $16.8 million in 2006. The WRC Corporation acquisition in May 2006 was the foundation for this segment. Therefore, 2006 financial information only includes seven months of activity. This acquisition has given ENGlobal additional cross-selling capabilities and allows us to offer our clients a turkey solution for a pipeline project, with the additional capability of right-of-way acquisition through the Land group.

A general increase in capital spending by our clients has contributed to this increase in Land segment revenue. We have also been able to increase our client base. The Land segment's estimated backlog at December 31, 2008 was $40.1 million. However, the backlog may be negatively impacted by current and possible future economic downturn.

Gross Profit
------------

Gross profit for our Land segment increased $2.5 million, or 55.6%, from $4.5 million in 2007 to $7.0 million in 2008. In 2007, it increased $2.2 million, or 91.7%, from $2.4 million in 2006. This increase in gross profit is attributed to the ability to renegotiate our existing contracts to cover our increased costs.
Also, as a percent of revenue, gross profit increased by 1.6% from 14.9% in 2007 to 16.5% in 2008 and increased 0.7% in 2007 from 14.2% in 2006.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

The Land segment's SG&A expenses increased $0.5 million, or 20.8%, from $2.4 million in 2007 to $2.9 million in 2008. In 2007, SG&A expenses increased $0.7 million, or 41.2%, from $1.7 million in 2006.

As a percent of revenue, SG&A decreased 1.2% from 8.0% in 2007 to 6.8% in 2008 and decreased 2.0% in 2007 from 10.0% in 2006.

The increase of $0.5 million is primarily due to increases of $227,000 in salaries and related employee expenses, $100,000 in allowance for bad debt, and $80,000 in marketing expenses with the remainder of the increase occurring in facilities, professional and insurance expense.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

The increase in 2007 is primarily due to the extended months reported for 2007.
However, in reviewing SG&A as a percentage of revenue, there were decreases of 0.2% in facilities, 0.3% in marketing, and 0.7% in salaries and related employee expenses. In 2007, the Houston operations of the former WRC Corporation moved into the existing ENGlobal facilities and the Engineering segment took over some of the former WRC Corporation's facilities in Denver.

Operating Profit
----------------

The Land segment's operating profit increased by $2.0 million from $2.1 million in 2007 to $4.1 million in 2008. Operating profit in 2007 increased $1.4 million from $0.7 million in 2006. As a percentage of total revenue, operating profit increased to 9.7% in 2008 from 6.9% in 2007, and increased in 2007 from 4.3% in 2006.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity during the year ended December 31, 2008 was borrowings under our senior revolving credit facility with Comerica Bank, discussed under "Senior Revolving Credit Facility" below (the "Comerica Credit
Facility"). Cash on hand at December 31, 2008 totaled $1.0 million and availability under the Comerica Credit Facility totaled $27.1 million resulting in total liquidity of $28.1 million. We believe that we have sufficient available cash required for operations for the next 12 months. However, cash and the availability of cash could be materially restricted if:

       (i) revenues decline as a result of the decline in the price of oil or other economic factors,
       (ii) amounts billed are not collected or are not collected in a timely manner,
       (iii)  circumstances prevent the timely internal processing of invoices,
       (iv) project mix shifts from cost-reimbursable to fixed-price contracts during significant periods of growth,
       (v)    the Company loses one or more of its major customers,
       (vi)   the Company experiences cost overruns on fixed-price contracts,
       (vii) our client mix shifts from our historical owner-operator client base to more developer based clients,
       (viii) future acquisitions are not integrated timely, or
       (ix)   we are not able to meet the covenants of the Comerica Credit
              Facility.

If any such event occurs, we would be forced to consider alternative financing options.

Cash Flows from Operating Activities

Operating activities provided $8.7 million in net cash in 2008 but required the use of $2.0 million and $9.0 million in net cash in each of 2007 and 2006 respectively. For the year ended December 31, 2008, cash generated from operations was offset by the increase in working capital primarily due to increased trade receivables of $30.1 million, increased accounts payable of $8.2 million, and increased accrued compensation and benefits of $7.7 million. The increase in trade receivables was primarily due to amounts billed but not collected in a timely manner in our Engineering segment and circumstances preventing the timely internal processing of invoices in our Automation segment.
The increase in accounts payable primarily related to vendor sub-contractor payments of approximately $8.7 million related to projects in both our Engineering and Automation segments. The increase in accrued compensation and benefits was primarily related to year-over-year timing differences of pay period ending dates during the month of December.

In 2007, the note receivable re-classification on the SLE project was related to the client's obligation in the principal amount of $12.3 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

Cash flows from operating activities were significantly lower in 2006 than in 2007 and 2008 primarily due to the $13.7 million in operating losses recorded during 2006 on two fixed price EPC contracts.

Cash Flows from Investing Activities

Investing activities used cash totaling $4.4 million in 2008, compared to $1.7 million in 2007 and $9.3 million in 2006. In 2008, investing activities were primarily used for capital additions and the investment made to acquire ACE. In
2007, our investing activities consisted of capital additions of $2.2 million primarily for computers and technical software applications. The investing activity in 2006, which was significantly higher than in 2007 and 2008, was primarily a result of the investments made in acquiring WRC Corporation and certain assets of both ATI and Watco.

Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software, and equipment, such as upgrades to computers. The
Comerica Credit Facility, discussed under "Senior Revolving Credit Facility" below, limits annual capital expenditures to $3.25 million.

Cash Flows from Financing Activities

Financing activities used cash totaling $4.1 million in 2008, but provided cash totaling $3.2 million and $19.6 million in 2007 and 2006, respectively. Our primary financing mechanism is our line of credit under the Comerica Credit
Facility. The line of credit has been used principally to finance working capital requirements. During 2008, our borrowings on the line of credit were $296.0 million in the aggregate, and we repaid an aggregate of $301.2 million on our short-term and long-term bank and other debt. During 2007, our borrowings on the line of credit were $175.7 million in the aggregate, and we repaid an aggregate of $171.8 million on our short-term and long-term bank and other debt.
Cash flow from financing activity in 2006, which was significantly higher than in 2007 and 2008, was primarily a result of borrowings related to our acquisitions of WRC Corporation, ATI, and Watco plus the losses related to the two fixed-price contracts.

We anticipate that future cash flows from financing activities will be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations, obligations and payments received on accounts receivable. We estimate that payments on long-term debt, including interest for the coming year, will be $1.9 million.

Senior Revolving Credit Facility

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. During August 2007, the Company entered into a new credit agreement with Comerica Bank, which provides a three-year, $50 million senior secured revolving credit facility ("Comerica
Credit Facility"). The Comerica Credit Facility is guaranteed by substantially all of Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Comerica as senior to all other debt. It replaced a $35 million senior revolving credit facility that would have expired in July 2009.
The outstanding balance on the Comerica Credit Facility as of December 31, 2008 was $22.5 million. The remaining borrowings available under the Comerica Credit
Facility as of December 31, 2008 were $27.1 million after consideration of loan covenant restrictions.

At the Company's option, amounts borrowed under the Comerica Credit Facility will bear interest at a Eurodollar-based Rate plus an additional margin based on the Leverage Ratio or at the Prime-based Rate. The additional margin ranges from 125 basis points to 175 basis points on the LIBOR-based loans.

Upon maturity, the LIBOR debt will automatically roll into the Revolver unless the Company elects to renew, at which time a new maturity date and interest rate will be set.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (Continued)

The Comerica Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar month, including the following:

     o    Leverage Ratio not to exceed 3.00 to 1.00;
     o    Asset Coverage Ratio less than 1.00 to 1.00; and
     o    Net Worth greater than the sum of $40.1 million plus 75% of positive
          Net Income earned in each fiscal quarter after January 1, 2007 plus
          100% of the net proceeds of any offering, sale or other transfer of any capital stock or any equity securities.

The Comerica Credit Facility also contains covenants that place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, fixed-price contracts, and restrictions on certain distributions.
The Company was in compliance with all covenants under the Comerica Credit
Facility as of December 31, 2008.

Due to significant losses incurred on two fixed-price projects during the third and fourth quarters of 2006, the Company requested and was successful in obtaining a waiver and subsequent amendment to the Comerica Credit Facility in order to meet the monthly fixed charge ratio. If we had not been able to obtain a waiver or amendment of the covenant, we may have been unable to make further borrowings and may have been required to repay all loans then outstanding under the Comerica Credit Facility.

Letters of Credit

As of December 31, 2008, the Company had outstanding letters of credit totaling
$367,000 primarily to cover self-insured deductibles under both our general liability and workers' compensation insurance policies.

Long-term Debt

Our total long-term debt outstanding on December 31, 2008 was $25.7 million (see
Note 10 to Consolidated Financial Statements), a decrease from $30.8 million as of December 31, 2007. As of December 31, 2008, the Company had outstanding letters of credit totaling $367,000 primarily to cover self-insured deductibles under both our general liability and workers compensation insurance policies.

The following table summarizes our contractual obligations as of December 31, 2008:

                                                                     Payments Due by Period
                                         -------------------------------------------------------------------------------
                                                                                                2013 and
                                             2009         2010         2011         2012       thereafter       Total
                                         -----------  -----------   ----------   -----------  -------------  -----------
                                                                         (in thousands)
                                         -------------------------------------------------------------------------------
     Long-term debt                      $    1,686    $  23,614    $       -    $        -   $          -   $   25,300
     Capital Lease                              175          192           51             -              -          418
     Contractual interest
       and discount on certain notes(1)       1,222        1,150            1             -              -        2,373
                                         -----------  -----------   ----------   -----------  -------------  -----------
     Subtotal long-term debt                  3,083       24,956           52             -              -       28,091
     Insurance note payable                   1,058            -            -             -              -        1,058
     Operating leases                         5,353        4,819        3,991         2,636          5,789       22,588
                                         -----------  -----------   ----------   -----------  -------------  -----------
     Total contractual cash obligations  $    9,494    $  29,775    $   4,043    $    2,636   $      5,789   $   51,737
                                         ===========  ===========   ==========   ===========  =============  ===========

(1) Future interest consists primarily of interest on the line of credit under the Comerica Credit Facility. The rate applicable to debt outstanding at December 31, 2008 was 3% and fluctuates with the prime rate. Interest and discount rates on the remainder of the Company's notes payable vary from 4% to 6%, with the weighted average being 5.8% at December 31, 2008.

                                       48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2008 Non-Cash Transactions

In 2008, non-cash transactions included $1.9 million discounted notes payable issued in connection with the acquisition of ACE. In 2007, non-cash transactions included a $1.5 million note receivable issued upon the sale of a building the Company owned in Baton Rouge, Louisiana and a note receivable in the principal amount of $12.3 million issued to South Louisiana Ethanol ("SLE") and evidenced by a hand note. To see details of the hand note, see Exhibits 10.19, 10.20 and
10.21 filed with the 2007 10-K. In 2006, non-cash transactions included $216,000 notes receivable issued in connection with a sale of assets and $3.9 million notes payable issued for acquisitions. Also in 2006, $1.4 million of stock was issued associated with the acquisition of WRC Corporation. We also acquired insurance with notes payable of $1.6 million, $1.2 million, and $1.3 million in 2008, 2007, and 2006, respectively.

Derivative Financial Instruments

We do not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

Long-term Note Receivable

In the first quarter of 2007, ENGlobal Engineering, Inc. ("EEI") and South Louisiana Ethanol, LLC ("SLE") executed an agreement for EPC services relating to the retro-fit of an ethanol plant in southern Louisiana. The history of the SLE project (the "Project") is described in Note 12 to the Company's financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

After funding certain initial stages of the Project with cash, SLE obtained temporary financing from its bridge lending bank in the amount of $20 million until it could obtain permanent financing for the Project. The parties anticipated that permanent financing would be obtained from other lenders no later than August 31, 2007. SLE had engaged a major commercial bank to assist with finding permanent financing. Further, SLE informed EEI that this commercial bank had obtained permanent financing for numerous other ethanol facilities. Based on this, as well as on conversations between the Company's Chief Executive Officer and representatives of this commercial bank, EEI expected the financing for the Project to be consummated on a timely basis. Given this expectation, together with the favorable prices for corn and for ethanol, and the robust credit markets, EEI believed that the Project would be successful and commenced work in the fourth quarter of 2006.

In the late summer of 2007, although SLE was current in its payments it had not obtained permanent financing, corn prices began to increase and ethanol prices began to decline. Accordingly the Company decided that it was advisable to obtain security for the amount due. On August 31, 2007, SLE executed a collateral mortgage, a collateral note, and a promissory note in the amount of up to $15 million, securing payment of the amount due, and the Company re-classed the amounts receivable from SLE to a Note Receivable. In connection with this promissory note, and as provided for under Louisiana law, SLE executed another promissory note (the "Hand Note") on or about October 22, 2007. The Hand Note had a principal balance of approximately $12.3 million, constituting all amounts then due.

SLE was current on all invoices through September 18, 2007. However, on September 20, 2007, SLE requested that EEI immediately demobilize its activity and instruct its subcontractors to do the same. EEI complied with this request. Because collectability was not assured, the Company reserved the amounts which were in excess of the Hand Note.

Although work has not recommenced on the Project and SLE has not obtained permanent financing, the Company continues to believe that, due to the value of the collateral and the Company's lien position, the Note Receivable is fully

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

collectible. Specifically, an updated appraisal from the bridge lending bank's appraiser indicates a fair market value of $22.1 million, an orderly liquidation value of $14.9 million, and a forced liquidation value of $11.7 million.

The Company believes that if the collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the collateral mortgage in favor of the Company. However, collectability is not assured at this time. As a result, in the fourth quarter of 2007 the Company recorded a valuation reserve and subsequent charge against Bad Debt expense in the amount of $3.2 million to reduce the book value of the Note Receivable. In the fourth quarter of 2008, the Company increased the valuation reserve and subsequent charge against Bad Debt expense in the amount of $559,000. As of December 31, 2008, the Company performed its impairment analysis for the asset group classified as long-term notes receivable, particularly Notes Receivable - South Louisiana Ethanol, of $8.6 million. Due to the ongoing discovery and analysis currently in process on our SLE litigation we cannot yet determine the actual proceeds that would be generated for ENGlobal when the courts determine the status of each asset and the relative lien priorities of SLE's creditors, and then such assets are sold. However, at this time management believes that, given the Company's lien position as documented in public records, the value of the collateral will cover the current balance sheet exposure. Any additional charge, or negative determination by the courts, could have a negative impact on future earnings estimated at 2.1 cents per share per million of un-recovered exposure as a result of a non-cash charge to operations. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.

The Company will continue to evaluate the SLE situation and, if required in the future, make adjustments to the reserve as necessary to remain in compliance with generally accepted accounting principles.

Contingent Liabilities and Commitments

To our knowledge, the Company is not exposed to any environmental liability.

The Company does not have any product liability issues. Lease commitments are included in Footnote 11 of the consolidated financial statements. The Company leases all of its office space.

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

We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of December 31, 2008, we have not recognized interest or penalties relating to any uncertain tax positions.

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty the timing of such audits, how these audits would be resolved and whether the Company would be required to make additional tax payments, which may or may not include penalties and interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company does not have any examination on-going by the Internal Revenue Service, and the open years subject to audit are currently tax years 2005-2007. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

Asset Management

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $94.6 million from $64.1 million as of December 31, 2008 and 2007, respectively. The number of days outstanding for trade accounts receivable increased from 61 days at December 31, 2007, to 64 days at December 31, 2008 primarily due to administrative delays in getting billings completed on new projects and clients extending payments beyond payment terms. We do not expect the number of days outstanding for trade accounts receivable to materially change in the first quarter of 2009. Bad debt expense was approximately .03% and .08% of revenue for the years ended December 31, 2008 and 2007. We increased our allowance for doubtful accounts from $1.4 million to $2.3 million or 2.0% of trade accounts receivable balance for each of the years 2007 and 2008, respectively. While we continue to manage this portion of our business very carefully, it is possible that our days sales outstanding, bad debt expense and allowance for doubtful accounts will deteriorate if the economy continues to decline.

Risk Management

In performing services for our clients, we could potentially face liability for breach of contract, personal injury, property damage or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the sole or concurrent negligence of our clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third party property damage, professional errors and omissions, and workers compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

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

Most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue. However, timing of accounts receivable collections could have a serious impact in the Company's liquidity. Also, the Company is engaging in more development contracts with smaller companies. We anticipate that collection risk will be greater on these projects and have instituted new policies relating to ascertaining the creditworthiness of new customers. It is not clear how changes in the economy will impact smaller companies' ability to undertake and finance these projects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

On occasion, we serve as purchasing agent by procuring subcontractors, material and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. In accordance with Statement of Position ("SOP") 81-1, revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting this "pass-through" type of transaction is reported net. During 2007 and 2006, pass-through transactions totaled $0.5 million and $8.9 million, respectively. We had no pass-through transactions in 2008.

Profits and losses on fixed-price contracts are recorded on the percentage-of-completion method of accounting, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. Contract costs include amounts paid for materials, equipment and subcontractors. Anticipated losses on uncompleted construction contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenue recognized in excess of amounts billed on fixed-price contracts. The Company's inability to manage significant levels or increases in "costs and estimated earning in excess of billings on uncompleted contracts" could have a serious impact on the Company's cash flow. The liability "billings in excess of costs and estimated profits on uncompleted contracts" represents amounts billed in excess of revenue recognized on fixed-price contracts.

Change Orders
-------------

Change orders are modifications of an original contract that effectively change deliverables under a contract without adding new provisions. Either we or our clients may initiate change orders. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project.

Change orders occur when changes are experienced once a contract is begun. Change orders are sometimes documented and in most cases the terms of change orders are agreed upon with the client before the work is performed. Other times, circumstances may require that work progress without the client's written agreement before the work is performed. In those cases, we are taking a risk that the customer will not sign a change order or at a later time the customer will seek to negotiate the pricing of the additional work. Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated contract revenue when it is more likely than not that the change orders will result in a bona fide addition to value that can be reliably estimated.

We have a favorable history of negotiating and collecting for work performed under change orders and our bi-weekly billing cycle has proven to be timely enough to properly account for change orders.

Goodwill
--------

Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment. We perform our annual analysis as of the fourth quarter of each fiscal year and in any period in which indicators of impairment warrant an additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management's estimate of the fair value of a reporting unit with its carrying

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

value, including goodwill. Reporting units for the purpose of goodwill impairment calculations are components one level below our reportable operating segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including determination of an appropriate discount rate, projecting revenue growth and gross margins, estimating operating and interest expense and projecting capital expenditure levels are involved in making these fair value estimates. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could result in significantly different fair value estimates and therefore different decisions about the appropriate recognition of impairment charges in the financial statements.

As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it negatively impacts our results of operations and financial position.

The results of our annual goodwill impairment analysis for the year ended December 31, 2008 indicated no impairment to the recorded value of our goodwill assets. The Company recognized $432,000 of impairment in our Automation segment in 2007 and did not recognize impairment for the year ended December 31, 2006. If the economic downturn causes the value of one or more of the Company's subsidiaries to decline, the Company might have goodwill impairment in future years.

Deferred Tax

The Company had net deferred tax asset balances of $4.4 million and $3.2 million as of December 31, 2008 and December 31, 2007, respectively. These net deferred tax assets are identified in Footnote 16 to the financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The effective date of SFAS 157 for us was January 1, 2008. Adoption of SFAS 157 has not had and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. This new accounting standard will not have an impact on our financial statements unless and until we enter into transactions that create noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will apply to ENGlobal prospectively for future business combinations with an acquisition date on or after January 1, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation and Changing Prices

The Company is planning to incorporate certain provisions in its future fixed-price contracts that would allow the Company to recover a portion of certain unforeseen price changes in materials and labor that are not in the range of normally expected inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008 and 2007, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107 or SFAS No.
133. There are no material investments at December 31, 2008. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company's primary interest rate risk relates to its variable-rate line of credit debt obligation, which totaled $22.5 million and $27.8 million as of December 31, 2008 and 2007, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation i.e., an increase from the actual average interest rate of 5.05% as of December 31, 2008, to an average interest rate of 5.56%, annual interest expense would have been approximately $144,000 higher in 2008 based on our annual average line of credit obligation. Due to the current credit market, a greater concern might be the impact of a material violation of certain financial covenants in our Credit Agreement resulting in a re-pricing of that agreement. Assuming an increase in interest rate to 7% on our variable-rate debt obligation i.e., an increase from the actual average interest rate of 5.05% as of December 31, 2008, annual interest expense would have been approximately $556,000 higher in 2008 based on an annual average line of credit debt obligation, plus a renewal or origination fee of equal proportion on a similar Credit Agreement. The Company does not have any interest rate swap or exchange agreements.

The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of December 31, 2008.

Currently, the Company does not engage in foreign currency hedging activities. Transactions in Canadian dollars in our Canadian subsidiary have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenue received from the Company's international operations in other than U.S. dollars will be subject to foreign exchange risk. The percentage of revenue received from foreign customers is identified in the discussion of segment revenue. Most revenue received from foreign customers is paid to the Company in U. S. currency, except for revenue collected by our Canadian subsidiaries. The Canadian dollar is not subject to volatile price fluctuations compared to the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2008 and 2007 and statements of income, cash flows and stockholders' equity for the three-year period ended December 31, 2008, are attached hereto and made part hereof.

                                      INDEX



                                                                           PAGE
                                                                          ------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
   FINANCIAL STATEMENTS                                                     56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
   CONTROL OVER FINANCIAL REPORTING                                         57

CONSOLIDATED BALANCE SHEETS
     December 31, 2008 and 2007                                             58

CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 2008, 2007 and 2006                           59

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended December 31, 2008, 2007 and 2006                           60

CONSOLIDATED STATEMENTS OF CASH FLOW
     Years Ended December 31, 2008, 2007 and 2006                           61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  62

SCHEDULE II
     Valuation and Qualifying Accounts                                      91

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                        CONSOLIDATED FINANCIAL STATEMENTS


Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2008. We have also audited the schedule listed in the accompanying Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth, therein in relation to the financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.


/s/ Hein & Associates LLP
-------------------------
Hein & Associates LLP
Houston, Texas

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
                              FINANCIAL REPORTING

To the Board of Directors and Stockholders
ENGlobal Corporation

We have audited ENGlobal Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ENGlobal Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, ENGlobal Corporation maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ENGlobal Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008, of ENGlobal and our report dated March 16, 2009 expressed an unqualified opinion thereon.


/s/ Hein & Associates LLP
-------------------------
Hein & Associates LLP

Houston, Texas
March 16, 2009


                                  ENGLOBAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 2008 AND 2007
                                             (in thousands)

                                                 ASSETS
Current Assets                                                                       2008         2007
                                                                                   ---------    ---------
     Cash and cash equivalents                                                     $   1,000    $     908
     Trade receivables, net of allowances of $2,288 and $1,405                        96,023       64,141
     Prepaid expenses and other current assets                                         2,392        2,125
     Current portion of notes receivable                                                  59          154
     Costs and estimated earnings in excess of billings on uncompleted contracts       6,913        6,981
     Deferred tax asset                                                                4,281        3,081
                                                                                   ---------    ---------
         Total current assets                                                      $ 110,668    $  77,390

Property and equipment, net                                                            5,744        6,472
Goodwill                                                                              21,457       19,926
Other intangible assets, net                                                           5,000        4,112
Long-term notes receivable, net of current portion and allowances                      8,636       10,593
Deferred tax asset, non-current                                                          153           77
Other assets                                                                           1,047        1,020
                                                                                   ---------    ---------

         Total assets                                                              $ 152,705    $ 119,590
                                                                                   =========    =========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                              $  18,830    $  10,482
     Accrued compensation and benefits                                                24,432       16,182
     Notes payable                                                                     1,058          931
     Current portion of long-term debt and leases                                      1,861        1,508
     Deferred rent                                                                       416          558
     Billings in excess of costs and estimated earnings on uncompleted contracts         208          963
     Federal and state income taxes payable                                            2,472          963
     Other                                                                             2,805        2,888
                                                                                   ---------    ---------
         Total current liabilities                                                 $  52,082    $  34,475

Long-Term Debt, net of current portion                                                23,614       29,318
Long-Term Leases, net of current portion                                                 243           --

         Total liabilities                                                         $  75,939    $  63,793
                                                                                   ---------    ---------
Commitments and Contingencies (Notes 3, 10, 11, 16, and 19)
Stockholders' Equity
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,294,852 and 27,051,766 shares outstanding and 27,294,852 and 27,051,766 issued
        at December 31, 2008 and 2007, respectively                                       27           28
     Additional paid-in capital                                                       36,415       33,593
     Retained earnings                                                                40,439       22,181
     Accumulated other comprehensive income (loss)                                      (115)          (5)
                                                                                   ---------    ---------

         Total stockholders' equity                                                $  76,766    $  55,797
                                                                                   ---------    ---------

         Total liabilities and stockholders' equity                                $ 152,705    $ 119,590
                                                                                   =========    =========


                   See accompanying notes to these consolidated financial statements.


                              ENGLOBAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years Ended December 31,
                                                    --------------------------------------------
                                                                   (in thousands)
                                                    --------------------------------------------
                                                        2008            2007            2006
                                                    ------------    ------------    ------------
Operating Revenue                                   $    493,332    $    363,227    $    303,090
                                                    ------------    ------------    ------------

Operating Costs and Expenses:
    Operating Costs                                      429,525         305,610         276,826
    Selling, General, and Administrative Expenses         32,208          34,774          29,884
                                                    ------------    ------------    ------------
       Total Operating Costs and Expenses                461,733         340,384         306,710
                                                    ------------    ------------    ------------
Operating Income (Loss)                             $     31,599    $     22,843    $     (3,620)
Interest and Other expense                                (1,576)         (2,170)           (679)
                                                    ------------    ------------    ------------
Income (loss) before provision for income taxes     $     30,023    $     20,673    $     (4,299)
Provision for Income Taxes                                11,765           8,209            (813)
                                                    ------------    ------------    ------------

Net Income (Loss)                                   $     18,258    $     12,464    $     (3,486)
                                                    ============    ============    ============

Basic earnings (loss) per common share              $       0.67    $       0.46    $      (0.13)

Weighted average common shares outstanding                27,180          26,916          26,538
                                                    ============    ============    ============

Diluted earnings (loss) per common share            $       0.66    $       0.45    $      (0.13)

Weighted average common shares outstanding                27,672          27,435          26,538
                                                    ============    ============    ============








               See accompanying notes to these consolidated financial statements.


                            ENGLOBAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
                                       (in thousands)


                                                                2008        2007        2006
                                                              --------    --------    --------
Preferred Stock                                               $     --    $     --    $     --

Common Stock
     Balance at beginning of year                                   28          28          27
     Common stock issued                                            --          --           1
     Retirement of treasury stock                                   (1)
                                                              --------    --------    --------
     Balance at end of year                                         27          28          28
                                                              --------    --------    --------

Paid-in Capital
     Balance at beginning of year                               33,593      31,147      27,230
     Common stock issued                                         1,338       1,007       2,333
     Stock based compensation                                    1,171       1,439       2,176
     Deferred tax adjustment                                       313
                                                              --------    --------    --------
     Balance at end of year                                     36,415      33,593      31,147
                                                              --------    --------    --------

Retained Earnings
     Balance at beginning of year                               22,181       9,717      13,203
     Net income (loss)                                          18,258      12,464      (3,486)
                                                              --------    --------    --------
     Balance at end of year                                     40,439      22,181       9,717
                                                              --------    --------    --------

Treasury Stock
     Balance at beginning of year                                   --          --        (592)
     Retirement of treasury stock                                   --          --         592
                                                              --------    --------    --------
     Balance at end of year                                         --          --          --
                                                              --------    --------    --------

Accumulated Other Comprehensive Income (Loss), net of taxes
     Balance at beginning of year                                   (5)        (30)         (4)
     Foreign currency translation adjustment                      (110)         25         (26)
                                                              --------    --------    --------
     Balance at end of year                                       (115)         (5)        (30)
                                                              --------    --------    --------

Total Stockholder's Equity                                    $ 76,766    $ 55,797    $ 40,862
                                                              ========    ========    ========









             See accompanying notes to these consolidated financial statements.


                                  ENGLOBAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                              Years Ended December 31,
                                                                        -----------------------------------
                                                                                  (in thousands)
                                                                        -----------------------------------
                                                                          2008         2007         2006
                                                                        ---------    ---------    ---------
Cash Flows from Operating Activities
     Net income (loss)                                                  $  18,258    $  12,464    $  (3,486)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities -
         Depreciation and amortization                                      4,642        4,550        3,369
         Goodwill impairment                                                   --          432           --
         Stock based compensation                                           1,233        1,439        2,176
         Deferred income tax expense                                       (1,200)      (1,962)      (2,316)
         (Gain) Loss on disposal of property, plant and equipment            (100)        (408)          42
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                (30,145)      (3,894)      (9,825)
         Notes receivable                                                      --      (12,329)          --
         Reserve on notes receivable                                          558        3,150           --
         Costs and estimated earnings in excess of billings                    68       (1,591)      (1,245)
         Prepaid expenses and other assets                                   (792)      (1,652)         662
         Accounts payable                                                   8,185       (4,190)      (1,236)
         Accrued compensation and benefits                                  7,729        3,375        2,261
         Billings in excess of costs and estimated earnings                  (755)         423       (3,235)
         Other liabilities                                                   (844)      (3,416)       5,079
         Income taxes                                                       1,509        1,629       (1,199)
                                                                        ---------    ---------    ---------
              Net cash provided by (used in) operating activities           8,346       (1,980)      (8,953)
                                                                        ---------    ---------    ---------
Cash Flows from Investing Activities
     Purchase of property and equipment                                    (1,920)      (2,195)      (3,405)
     Additional consideration for acquisitions                                 --           18           --
     Proceeds from insurance                                                   --           --           68
     Partnership distributions                                                 --           --          350
     Acquisitions of businesses, net of cash acquired                      (2,843)          --       (6,528)
     Proceeds from asset sales                                                398          470          185
                                                                        ---------    ---------    ---------
              Net cash (used in) investing activities                      (4,365)      (1,707)      (9,330)
                                                                        ---------    ---------    ---------
Cash Flows from Financing Activities
     Borrowings on line of credit                                         295,982      175,674      143,821
     Payments on line of credit                                          (301,287)    (171,802)    (123,632)
     Proceeds from issuance of common stock                                 1,650        1,007          934
     Proceeds from notes receivable                                         1,494           93           38
     Borrowings on capital lease                                              418           --           --
     Payments on other long-term debt                                      (2,036)      (1,805)      (1,608)
                                                                        ---------    ---------    ---------
              Net cash provided by (used in) financing activities          (3,779)       3,167       19,553

Effect of Exchange Rate Changes on Cash                                      (110)          25          (26)
                                                                        ---------    ---------    ---------
              Net change in cash and cash equivalents                          92         (495)       1,244
Cash and Cash Equivalents - beginning of year                                 908        1,403          159
                                                                        ---------    ---------    ---------
Cash and Cash Equivalents - end of year                                 $   1,000    $     908    $   1,403
                                                                        =========    =========    =========


                   See accompanying notes to these consolidated financial statements.

                                                  61

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
---------------------------
ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to "we", "us", "our", "the Company" or "ENGlobal" are intended to mean the consolidated business and operations of ENGlobal Corporation.

Our business operations consist of providing engineering and other professional project services related to design, fabrication, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States and Canada. Please see "Note 18-Segment Information" for a description of our segments and segment operations.

Basis of Presentation
---------------------
The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 31, 2008 and 2007, and the results of our operations, cash flows and changes in stockholder's equity for the years ended December 31, 2008, 2007 and 2006. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

NOTE 2 -ACCOUNTING POLICIES AND RELATED MATTERS

Cash and cash equivalents
-------------------------
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

The company utilizes a cash management system whereby bank accounts are swept daily to reduce outstanding balances on the Company's line of credit. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at a reporting date are reclassified to accounts payable in the financial statements.

Consolidation Policy
--------------------
Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest after the elimination of all material inter-company accounts and transactions. Currently, all of our subsidiaries are wholly-owned. We also consolidate other entities and ventures in which we possess a controlling interest. We evaluate our financial interests in business enterprises to determine if they represent variable interest entities where we are the primary beneficiary. If such criteria are met, we consolidate the financial statements of such businesses with those of our own. We do not currently hold such interests.

While we do not currently own any significant equity interests in unconsolidated affiliates and do not frequently conduct our business through such entities, it is our policy to follow the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the operating and financial policies of an entity. Our proportionate share of profits and losses from transactions with equity method unconsolidated

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

affiliates is eliminated in consolidation to the extent such amounts are material and remain on our equity method investees' balance sheet in inventory or similar accounts.

If our ownership interest in an investee does not provide us with either control or significant influence over the investee, we account for the investment using the cost method.

Comprehensive Income
--------------------
Comprehensive income includes net income and other comprehensive income. Currently our other comprehensive income is comprised of unrealized foreign exchange gains and losses.

Accumulated other comprehensive income is as follows:

                                              2008        2007        2006
                                            --------    --------    --------
                                                     (in thousands)
                                            --------------------------------
  Net income (loss)                         $ 18,258    $ 12,464    $ (3,486)
  Foreign currency translation adjustment       (115)         (5)        (26)
                                            --------    --------    --------
  Comprehensive income (loss)               $ 18,143    $ 12,459    $ (3,512)
                                            ========    ========    ========

Concentration of Credit Risk
----------------------------
Financial instruments which potentially subject ENGlobal to concentrations of credit risk consist primarily of trade accounts and notes receivable. Although our services are provided largely to the energy sector, management believes the risk due to this concentration is limited because a significant portion of our services are provided under contracts with major integrated oil and gas companies and other industry leaders.

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit, and occasionally through rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met. Our most significant exposure to credit risks relates to situations under which we provide services early in the life of a project that is dependent on financing. Certain of these development projects are susceptible to unforeseen delays and other issues that expose us to reduced margins and possible losses. Risks increase in times of general economic crisis and under conditions that threaten project feasibility.

Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding each party's ability to make required payments, economic events and other factors. As the financial condition of any party changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Earnings per share
------------------
The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of our outstanding stock options, restricted stock awards and restricted stock units under the treasury stock method, if including such potential shares of common stock is dilutive. See Note 5.

Debt Issue Costs
----------------
Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

Goodwill and other intangible assets
------------------------------------
Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually. We perform a test for impairment as of the fourth quarter of each fiscal year and in any period in which impairment indicators arise. The impairment test requires allocating goodwill and all other assets and liabilities to business units referred to as reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Reporting units for the purpose of goodwill impairment calculations are components one level below our operating segments.

Changes in goodwill may result from, among other things, changes in deferred income tax liabilities related to previous acquisitions, impairments, future acquisitions or future divestitures.

Intangible assets are comprised primarily of non-compete covenants and customer relationships acquired through acquisitions and are amortized using the straight-line method based on the estimated useful life of the intangible assets.

Property and Equipment
----------------------
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated service lives of our asset groups are as follows:

                                                      Range of
      Asset Group                                      Years
      ------------------------------------------    -----------
      Machinery and equipment                           7-10
      Furniture and fixtures                            5-7
      Computing equipment and automobiles               3-5
      Software                                          3-5

Leasehold improvements are amortized over the term of the related lease. See
Note 7 for details related to property and equipment and related depreciation. Expenditures for maintenance and repairs are expensed as incurred. Upon disposition or retirement of property and equipment, any gain or loss is charged to operations.

The Company reviews property and equipment and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount.

Pre-Contract Costs
------------------
The Company expenses pre-contract costs as they are incurred. Pre-contract costs otherwise called Proposal costs are recorded in accordance with SOP 81-1, which requires that costs that are incurred for a specific anticipated contract and that will result in no future benefits unless the contract is obtained should not be included in contract costs or inventory before the receipt of the contract. Costs related to anticipated contracts are charged to expenses as incurred because their recovery is not considered probable and are not reinstated by a credit to income on the subsequent receipt of the contract.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

Income Taxes
------------
The Company accounts for deferred income taxes in accordance with the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the respective tax basis of its assets and liabilities. The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period. Valuation allowances are provided for deferred tax assets when their recovery is doubtful.

The Company files income tax returns in federal, state and foreign jurisdictions as more fully described in Note 16. It has not taken an uncertain tax position as defined by authoritative accounting literature and does not expect to take such a position on a tax return not yet filed.

Revenue Recognition
-------------------
Our revenue is comprised of engineering, construction management and procurement service fees and sales of control systems that we design and fabricate. In general, we recognize revenues when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collection is reasonably assured. The Company recognizes service revenue as the services are performed. The majority of the Company's engineering services are provided under cost-plus contracts. A majority of sales of fabricated systems are under fixed-price contracts that may also include a service element covered under that contract price.

We also sometimes serve as purchasing agent by procuring subcontractors, materials and equipment on behalf of a client and pass the cost on to the client with no mark-up or profit. In accordance with Statement of Position ("SOP") 81-1, revenues and costs for these types of "pass-through" transactions are reported net. During 2008 we had no pass-through transactions but in 2007 and 2006, pass-through transactions totaled $0.5 million and $8.9 million, respectively.

Profits and losses on our fixed-price contracts are recognized on the percentage-of-completion method of accounting, measured by the percentage-of-contract cost incurred to date relative to estimated total contract cost. Contract costs used for estimating percentage-of-completion factors include professional compensation and related benefits, materials, subcontractor services and other direct cost of projects. Freight charges and inspection costs are charged directly to projects to which they relate. Costs recognized for labor include all actual employee compensation plus a burden factor to cover estimated variable labor expenses. These variable labor expenses consist of payroll taxes, self-insured medical plan expenses, workers compensation insurance, general liability insurance, and paid time off. These estimated amounts are adjusted to actual costs incurred at the end of each quarter.

Under the percentage-of-completion method, revenue recognition is dependent upon the accuracy of a variety of estimates, including the progress of engineering and design efforts, material installation, labor productivity, cost estimates and others. These estimates are based on various professional judgments and are difficult to accurately determine until projects are significantly underway. Due to uncertainties inherent to the estimation process, it is possible that actual percentage-of-completion may vary materially from our estimates. Estimating errors may cause errors in revenue recognition on uncompleted contracts and may even result in losses on the contracts. Our borrowing covenants limit our use of fixed price contracts without prior written approval from the lender to $2.0 million on any fixed price engineering, procurement and construction contract and $5.0 million on any fixed price engineering contract as discussed in Note
10. Anticipated losses on uncompleted contracts are charged to operations as soon as such losses can be estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

Occasionally, it is appropriate for us to combine or segment contracts in order to meet requirements of SOP 81-1. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and cost over the performance period of the combined contracts as if they were one. Contracts may be segmented if the customer has the right to accept separate elements of a contract and the total economic returns and risks of the separate contract elements are similar to the economic returns and risks of the overall contract. For segmented contracts, we recognize revenue as if they were separate contracts over the performance periods of the individual elements or phases.

Software Development Costs
--------------------------
ENGlobal capitalizes costs associated with software developed or acquired for internal use when these criteria are met-- the preliminary project stage is completed, management authorizes funding for the project and the project is deemed probable of completion. Capitalized costs include external costs of materials and services incurred in obtaining and developing the software and payroll and payroll related costs for employees in proportion to time devoted to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and the software is ready for its intended use. Software development costs are included in property and equipment and are amortized on the straight-line basis over five years.

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation at fair value. The company grants various types of stock-based awards including stock options and nonvested equity shares (restricted stock awards and units). The fair value of stock option awards is determined using the Black-Scholes option pricing model. Restricted stock awards and units are valued using the market price of ENGlobal common stock on the grant date. The Company records compensation cost for stock-based compensation awards over the requisite service period (usually a vesting period). Compensation expense is recognized net of estimated forfeitures. As each award vests, adjustments are made to compensation cost for any difference between estimated forfeitures and the actual forfeitures related to the awards.

Significant Commercial Relationships
------------------------------------
The following table lists the percentage of our consolidated sales by customer, which accounted for more than 10% of our consolidated revenues for the years indicated:

                                             2008     2007     2006
                                             ----     ----     ----
               Spectra Energy                10%       4%       0%
               Alon USA                      10%      <1%      <1%
               Motiva                         8%      11%       9%
               Conoco Phillips                6%      10%      15%
               ExxonMobil                     7%       9%      14%


Impairment of Long-Lived Assets
-------------------------------
Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount is deemed not recoverable if it exceeds the undiscounted sum of the cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -ACCOUNTING POLICIES AND RELATED MATTERS (Continued)

We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value.

Recent Accounting Pronouncements
--------------------------------
Certain recently issued accounting standards that apply to our business are discussed below in terms of their effect on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The effective date of SFAS 157 for us was January 1, 2008. Adoption of SFAS 157 has not had and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. This new accounting standard will not have an impact on our financial statements unless and until we enter into transactions that create noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will apply to ENGlobal prospectively for future business combinations with an acquisition date on or after January 1, 2009.

NOTE 3 - ACQUISITIONS

Advanced Control Engineering, LLC

On September 29, 2008, we acquired all of the business of Advanced Control Engineering, LLC ("ACE") for $4,484,000, including acquisition related costs. Advanced Control provides control systems and related technical services for a broad range of industries including the mid-stream oil and gas and refining industry. We acquired ACE to complement the services of our existing Automation Segment and to expand our technical intellectual talent base and geographical and industry coverage. ACE is included in our consolidated results of operations from October 1, 2008. We accounted for this acquisition in accordance with SFAS 141, "Business Combinations." The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values of the respective assets and liabilities at the time of closing. Amounts allocated to Non-Compete Covenants and Customer Relationships were recorded at their estimated fair values of approximately $471,000 and $1,568,000, respectively, resulting in approximately $1, 017,000 of the purchase price being allocated to goodwill. The allocation is summarized below.

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS (Continued)

                                                      ($ in thousands)
                                                      ----------------
              Current assets                            $     1,948
              Property and equipment                            244
              Other assets                                        2
              Intangible assets                               2,039
              Goodwill                                        1,017
              Current liabilities                              (689)
              Deferred tax liability                            (77)
                                                        -----------
                  Total                                 $     4,484
                                                        ===========


Amounts allocated to Non-Compete Covenants and Customer Relationships are subject to amortization with an amortization period of five years and no estimated residual values. All of the intangible assets and goodwill are deductible for income tax purposes.

The following table presents summarized pro forma information for ENGlobal as if the ACE acquisition occurred on January 1, 2008 and 2007.

                                      2008              2007
                                   -----------      -----------
                             (in thousands except per share amounts)

              Total Revenue        $   500,391      $   372,759
              Net Income           $    18,177      $    12,408
              EPS (Diluted)        $      0.66      $      0.45

The pro forma information is presented for illustration purposes only, in accordance with the assumptions set forth below, and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined enterprise. The pro forma information does not reflect any cost savings or other synergies that might be anticipated or any future acquisition-related expenses. The pro forma adjustments are based on estimates and assumptions.

The pro forma information for 2008 and 2007 is a result of combining the income statement of ENGlobal with the pre-acquisition results from January 1, 2008 and 2007 of ACE adjusted for 1) recording pro forma interest expense on debt incurred to acquire ACE; 2) amortization expense for intangible assets recognized in applying the purchase method of accounting; and 3) the related income tax effects of these adjustments and recognition of income taxes not previously recognized by ACE because of its status as a limited liability company, based on applicable statutory tax rates.

WRC Corporation and Analyzer Technology International, Inc.

During 2006, the Company acquired all of the ownership interests in WRC Corporation ("WRC") and certain assets of Analyzer Technology International, Inc. ("ATI"), for an aggregate purchase price of $11,847,000 including acquisition costs. We accounted for the acquisitions using the purchase method of accounting. The results of WRC's operations have been included in the ENGlobal consolidated financial statements since May 26, 2006, the date of closing. WRC provides integrated land management, engineering, and related

                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS (Continued)

services to the pipeline, power, and transportation industries, among others. The Company made the acquisitions to facilitate expansion of our services into the Rocky Mountain and Western U.S. regions, as well as into Western Canada.

Consideration for the capital stock of WRC totaled $10.1 million and included cash payments of $2.0 million, the payment of $4.3 million of debt on behalf of WRC, which included $50,000 in long-term debt assumption, a promissory note of $2.4 million, and 175,000 shares of ENGlobal common stock, valued at $1.4 million. We recognized as intangible assets the Non-Compete Covenants and Customer Relationships acquired in the acquisition. We estimated the fair value of these intangible assets based on a third party valuation study to be $0.6 million and $2.8 million, respectively, resulting in approximately $3.9 of the purchase price allocated to goodwill. These intangible assets and goodwill were assigned to the Land Segment. The following table summarizes the final allocation of the purchase price.

                                                   ($ in thousands)
                                                   ----------------
           Current assets                             $   4,292
           Property and equipment                           208
           Intangible assets                              3,423
           Goodwill                                       3,924
           Tax liabilities                               (1,747)
           Long-term debt                                   (50)
                                                      ----------
           Total                                      $  10,050
                                                      ==========

Amounts allocated to the WRC related Non-Compete Covenants and Customer Relationships are subject to amortization. The amortization period, based on management's estimate of the period over which the assets will affect the Land Segment's cash flows, will be 5.6 years using the straight-line method and no residual values. The goodwill is not deductible in our consolidated returns under existing federal income tax regulations.

The ATI acquisition of assets referred to above was completed in January 2006. ATI is a Houston-based analyzer systems provider of online process analyzer systems. Its operation was relocated to our existing facility in Houston, which the Company expects will enable us to offer our clients a more efficient factory adaptable test by temporarily connecting both control and analyzer systems onsite prior to delivery. The acquisition will provide us with a greater presence in the process anlayzer sector, especially for larger downstream opportunities involving foreign grassroots projects. The aggregate purchase price was $1.75 million, including $750,000 in cash and an unsecured promissory note in the principal amount of $1,000,000. The purchase agreement provided for additional payments up to an estimated $288,000 contingent on the performance of projects that were a part of ATI's backlog at closing. The acquired assets, which are comprised of intellectual property and existing backlog, have been entirely recognized in a non-compete covenant to be amortized over six years.

Watco Management, Inc

On October 6, 2006, the Company acquired certain assets of Watco Management, Inc. ("Watco"), a Houston-based business providing construction management, turnaround management, asset management, project commissioning and start-up services, and other related services for projects and facilities located in process plants. The addition of Watco is expected to provide us with opportunities to expand our complementary services to existing Watco clients in


                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS (Continued)

addition to expanding its existing service offerings. Consideration was $1.0 million, including $500,000 in cash and a $500,000 unsecured promissory note.
The purchase price was allocated to the acquired assets including approximately
$800,000 to technical software, $52,000 to other fixed assets and $148,000 to goodwill.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
--------
During 2008, the Company recognized goodwill of $1,017,000 associated with the acquisition of Advanced Control Engineering as discussed in Note 3.

Changes in the carrying amount of goodwill by segment for 2008 and 2007 are summarized in the following table.

                                            Engineering   Automation    Construction     Land        Total
                                            -----------   ----------    ------------     ----        -----
  Balance at December 31, 2006              $    13,040   $    1,410    $     1,515  $     3,237    $  19,202
  Contingent consideration paid                     146            -            602            -          748
  Reclassification (to) from intangibles              -         (279)             -          687          408
  Recognition of impairment                           -         (432)             -            -         (432)
                                            -----------   ----------    -----------  -----------    ---------
  Balance at December 31, 2007                   13,186          699          2,117        3,924       19,926
  Contingent consideration paid                     232            -            283            -          514
  Acquisition additions                               -        1,017              -            -        1,017
                                            -----------   ----------    -----------  -----------    ---------
  Balance at December 31, 2008              $    13,418   $    1,716    $     2,400  $     3,924    $  21,457
                                            ===========   ==========    ===========  ===========    =========


Our annual goodwill impairment analysis for the year ended December 31, 2008 indicated that no goodwill impairments were required for any of our reporting units for the period.

The results of our annual goodwill impairment analysis for the year ended
December 31, 2007 indicated impairment to goodwill recorded in our Automation segment. As a result, the Company recorded an impairment charge of $432,000 during the fourth quarter of 2007. The impairment stemmed primarily from a continuing decline in the reporting unit cash flows. The charge was a full impairment of the goodwill recorded as a result of the merger between Industrial
Data Systems Corporation and Petrocon Engineering, Inc. in December 2001.

Intangible Assets
-----------------
The Company recognized $2,039,000 of intangible assets during 2008 in connection with the acquisition of Advanced Control Engineering. Our identifiable intangible assets are comprised primarily of non-compete covenants and customer relationships acquired through acquisitions. All are being amortized. The following table summarizes the cost and accumulated amortization for each of our identifiable intangible asset groups as of December 31, 2008 and 2007. See Note
18 for the reportable segments to which intangible assets are assigned.





                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

                                          Non-Compete    Customer
                                           Covenants   Relationships   Total
                                           ---------   -------------   -----

   As of December 31, 2008
   Intangible assets                        $4,626        $4,486      $9,112
       Less: accumulated amortization        2,737         1,375       4,112
                                            ------        ------      ------
       Intangible assets, net               $1,889        $3,111      $5,000
                                            ======        ======      ======

   As of December 31, 2007
   Intangible assets                        $3,729        $2,774      $6,503
   Less: accumulated amortization            1,619           772       2,391
                                            ------        ------      ------
       Intangible assets, net               $2,110        $2,002      $4,112
                                            ======        ======      ======


Intangible assets are amortized using the straight-line method based on their estimated useful lives. Expected amortization expense related to our amortizable intangible assets is as follows:

                                    Non-Compete     Customer
 Years Ending, December 31           Covenants    Relationships    Total
 ------------------------------     -----------   -------------   -------

   2009                                $  753        $  886        $1,639
   2010                                   673           862         1,535
   2011                                   298           814         1,112
   2012                                    94           314           408
   2013                                    71           235           306
                                       ------        ------        ------
                                       $1,889        $3,111        $5,000
                                       ======        ======        ======

   Weighted average amortization
      period remaining at
      December 31, 2008 (years)           2.5           3.1


Amortization expense was $1,846,000, $1,630,000 and $1,087,000 for the three years 2008, 2007 and 2006, respectively.

NOTE 5 - EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                   Reconciliation of Earnings per Share Calculation
                                           ----------------------------------------------------------------
                                                  2008                  2007                  2006
                                           ----------------------------------------------------------------
                                            Basic     Diluted     Basic     Diluted      Basic     Diluted
                                            -----     -------     -----     -------      -----     -------
                                                                   ($ in thousands)

   Net Income (Loss)                       $ 18,258     18,258   $ 12,464   $ 12,464   $ (3,486)   $ (3,486)
                                           ========   ========   ========   ========   ========    ========
   Weighted average number of shares         27,180         --     26,916         --     26,538          --
      outstanding for basic
   Weighted average number of shares
      outstanding for diluted                    --     27,672         --     27,435         --      26,538
   Net income (loss) per share available
      for common stock                     $   0.67       0.66   $   0.46   $   0.45   $  (0.13)   $  (0.13)




                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EARNINGS PER SHARE (Continued)

Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2008, 2007 and 2006.

                                                              2008         2007         2006
                                                           ----------   ----------   ----------
   Common stock issued - beginning of year                 27,051,766   26,807,460   26,289,567
   Weighted average common stock issued (repurchased)         128,571      108,749      248,723
                                                           ----------   ----------   ----------
       Shares used in computing basic earnings per share   27,180,337   26,916,209   26,538,290
   Assumed conversion of dilutive stock options               491,568      518,324           --
                                                           ----------   ----------   ----------
   Shares used in computing diluted earnings per share     27,671,905   27,434,533   26,538,290
                                                           ==========   ==========   ==========









                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes.

                                                                    Years Ended December 31,
                                                                   ---------------------------
                                                                    2008       2007      2006
                                                                         (in thousands)
                                                                   ---------------------------
   Non-Cash Transactions:

        Acceptance of notes for asset sales                        $    --   $ 1,480   $  (216)
        Issuance of note for insurance                               1,595     1,296     1,347
        Retirement of treasury stock                                    --        --       592
        Issuance of common stock for purchase of WRC Corporation        --        --     1,400
        Issuance of notes in connection with acquisitions-
            ATI                                                         --        --     1,000
            WRC                                                         --        --     2,400
            Watco                                                       --        --       500
            ACE                                                      1,942        --        --


   Cash paid:
          Interest                                                 $ 1,703   $ 2,575   $   977
          State and federal income taxes                            11,256     9,025     2,465


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

                                                     2008        2007
                                                   --------    --------
                                                      (in thousands)
                                                   --------------------
       Land                                        $     --    $    216
       Computer equipment and software               12,612      10,770
       Shop equipment                                 1,439       1,267
       Furniture and fixtures                           964         812
       Building and leasehold improvements            2,229       2,128
       Autos and trucks                                 466         273
                                                   --------    --------
                                                     17,710      15,466
       Accumulated depreciation and amortization    (12,115)     (9,165)
                                                   --------    --------
                                                      5,595       6,301
       Software upgrade in process                      149         171
                                                   --------    --------
           Property and equipment, net             $  5,744    $  6,472
                                                   ========    ========


Depreciation expense has been $2,804,000, $2,911,000 and $2,282,000 for the three years 2008, 2007 and 2006, respectively.



                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 31, 2008 and 2007 are as follows:

                                                      2008        2007
                                                    --------    --------
                                                      (in thousands)
                                                    --------------------
       Amounts billed                               $ 63,765    $ 47,941
       Amounts unbilled                               34,157      16,322
       Retainage                                         389       1,283
       Less: Allowance for uncollectible accounts     (2,288)     (1,405)
                                                    --------    --------
           Trade receivables, net                   $ 96,023    $ 64,141
                                                    ========    ========

The components of long-term notes receivable as of December 31, 2008 and 2007 are as follows:

                                                          2008        2007
                                                        --------    --------
                                                           (in thousands)
                                                        --------------------
   Notes receivable - South Louisiana Ethanol ("SLE")   $ 12,329    $ 12,329
   Less: Reserve on long-term notes receivable            (3,709)     (3,150)
   Notes receivable - Oak Tree Holdings                       --       1,439
   Other notes receivable and current portion                 16         (25)
                                                        --------    --------
                                                        $  8,636    $ 10,593
                                                        ========    ========

On August 31, 2007, SLE executed a Collateral Mortgage, a Collateral Note, and a
Promissory Note in the amount of up to $15 million, securing payment of the amounts due. In connection with this Promissory Note, and as provided for under Louisiana law, SLE executed another promissory note (the "Hand Note") on or about October 22, 2007. The Hand Note had a principal balance of approximately
$12.3 million, constituting all amounts then due.

The Company believes that if the collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the collateral mortgage in favor of the Company. However, collectability is not assured at this time. As a result, in the fourth quarter of 2007 the Company recorded a valuation reserve and subsequent charge against Bad Debt expense in the amount of $3.2 million to reduce the book value of the Note Receivable. In the fourth quarter of 2008, the Company increased the valuation reserve and subsequent charge against Bad Debt expense in the amount of $559,000. As of December 31, 2008, the Company performed its impairment analysis for the asset group classified as long-term notes receivable, particularly Notes Receivable - South Louisiana Ethanol, of
$8.6 million. Due to the ongoing discovery and analysis currently in process on our SLE litigation we cannot yet determine the actual proceeds that would be generated for ENGlobal when the courts determine the status of each asset and the relative lien priorities of SLE's creditors, and then such assets are sold.
However, at this time management believes that, given the Company's lien position as documented in public records, the value of the collateral will cover the current balance sheet exposure. Any additional charge, or negative determination by the courts, could have a negative impact on future earnings estimated at 2.1 cents per share per million of un-recovered exposure as a result of a non-cash charge to operations. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.

The Company continues to believe that, due to the value of the Collateral the Note Receivable is fully collectible. Specifically, an updated appraisal from the bridge lending bank's appraiser indicates a fair market value of $22.1 million, an orderly liquidation value of $14.9 million, and a forced liquidation value of $11.7 million.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (Continued)

The principal amount of the note receivable from Oak Tree Holdings was $1,480,000. The note was accepted, along with cash proceeds, in payment for an office building located in Baton Rouge, Louisiana, which the Company sold in June 2007. The note was paid in full during 2008.

The components of other current liabilities as of December 31, 2008 and 2007 are as follows:

                                                  2008       2007
                                                 ------     ------
                                                  (in thousands)
                                                 -----------------
             Reserve for known contingencies     $2,266     $1,777
             Accrued interest                       255        292
             Other                                  373        819
                                                 ------     ------
                 Other current liabilities       $2,894     $2,888
                                                 ======     ======


NOTE 9 - FIXED-PRICE CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2008 and 2007:

                                                            2008        2007
                                                          --------    --------
                                                             (in thousands)
                                                          --------------------
   Costs incurred on uncompleted contracts                $ 24,893    $ 74,599
   Estimated earnings (losses) on uncompleted contracts      5,280      (1,686)
                                                          --------    --------
   Earned revenue                                           30,173      72,913
   Less:  Billings to date                                  23,468      66,895
                                                          --------    --------
       Net costs and estimated earnings in excess of
          billings on uncompleted contracts               $  6,705    $  6,018
                                                          ========    ========

   Costs and estimated earnings in excess of
     billings on uncompleted contracts                    $  6,913    $  6,981
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                        (208)       (963)
                                                          --------    --------
       Net costs and estimated earnings in excess of
          billings on uncompleted contracts               $  6,705    $  6,018
                                                          ========    ========


NOTE 10 - LINE OF CREDIT AND DEBT

Effective August 2007, the Company entered into a new credit agreement (the
"Comerica Credit Facility") with Comerica Bank, which provides a three-year, $50 million senior secured revolving credit facility. The Comerica Credit Facility is guaranteed by substantially all of Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Comerica as senior to all other debt. It replaced a $35 million senior revolving credit facility that would have expired in July 2009. The outstanding balance on the Comerica Credit


                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - LINE OF CREDIT AND DEBT (Continued)

Facility as of December 31, 2008 was $22.5 million. The remaining borrowings available under the Comerica Credit Facility as of December 31, 2008 were $27.1 million after consideration of loan covenant restrictions.

At the Company's option, amounts borrowed under the Comerica Credit Facility will bear interest at a Eurodollar-based Rate plus an additional margin based on the Leverage Ratio or at the Prime-based Rate. The additional margin ranges from 125 basis points to 175 basis points on the LIBOR-based loans.

Upon maturity, the LIBOR debt will automatically roll into the Revolver unless the Company elects to renew, at which time a new maturity date and interest rate will be set.

The Comerica Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar month, including the following:

     o    Leverage Ratio not to exceed 3.00 to 1.00;
     o    Asset Coverage Ratio less than 1.00 to 1.00; and
     o    Net Worth greater than the sum of $40.1 million plus 75% of positive
          Net Income earned in each fiscal quarter after January 1, 2007 plus
          100% of the net proceeds of any offering, sale or other transfer of any capital stock or any other equity securities.

The Comerica Credit Facility also contains covenants that place certain limitations on the Company including limits on new debt, mergers, asset sales, investments, fixed-price contracts, and restrictions on certain distributions.
The Company was in compliance with all covenants under the Comerica Credit
Facility as of December 31, 2008.

Letters of Credit
-----------------
As of December 31, 2008, the Company had outstanding letters of credit totaling
$367,000 primarily to cover self-insured deductibles under both our general liability and workers' compensation insurance policies.






                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - LINE OF CREDIT AND DEBT (Continued)

Long-term debt consisted of the following at December 31, 2008 and 2007:

                                                                                   2008        2007
                                                                                 --------    --------
                                                                                   (in thousands)
                                                                                 --------------------
   Comerica Credit Facility - Line of credit, prime (3.25% at December 31,
      2008), maturing in August 2010                                             $ 22,530    $ 27,835
   The following notes are subordinate to the credit facility and are unsecured:
        Sterling Planet and EDGI - Notes payable, interest at 5%,
          principal payment installments of $15,000 plus interest due
          quarterly, maturing in December 2008                                         --          60
        Cleveland Inspection Services, Inc., CIS Technical Services and
          F.D. Curtis - Notes payable, discounted at 5% interest, principal in
          installments of $100,000 due quarterly, maturing in October 2009            293         667
        ATI Technologies - Note payable, interest at 6%, principal payments in installments of $30,422 including interest due monthly, maturing in
          January 2009                                                                 30         382
        Michael Lee - Note payable, interest at 5%, principal payments in installments of $150,000 plus interest due quarterly, maturing in
          July 2010                                                                   900       1,500
        Watco Management, Inc. - Note payable, interest at 4%, principal payments in installments of $137,745 including interest annually,
          maturing in October 2010                                                    260         382
        Frank H McIlwain, PC; James A Walters, PC; William M Bosarge, PC;
          Matthew R Burton, PC - Notes payable, discounted at 2.38%
          interest, payments in installments of $666,667 including
          interest due annually, maturing in December 2010                          1,287          --
                                                                                 --------    --------

            Total long-term debt                                                   25,300      30,826

            Less:  Current maturities of long-term debt                            (1,686)     (1,508)

            Long-term debt, net of current portion                               $ 23,614    $ 29,318

            Borrowings under capital lease                                            418          --

            Less:  Current maturities of capital lease                               (175)         --
                                                                                 --------    --------

            Total long-term                                                      $ 23,857    $ 29,318
                                                                                 ========    ========


Maturities of long-term debt as of December 31, 2008, are as follows:

                                                      Maturities
                                                      ----------
                                                    (in thousands)
                                                    --------------
              Years Ending December 31,
                  2009                                 $   1,861
                  2010                                    23,806
                  2011                                        51
                                                       ---------
                      Total long-term debt             $  25,718
                                                       =========



                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2008 are as follows:

                                                       Operating
                                                      ------------
                                                     (in thousands)
                                                     --------------
        Years Ending December 31,
            2009                                       $  5,353
            2010                                          4,819
            2011                                          3,991
            2012                                          2,636
            2013 and after                                5,789
                                                       --------
                Total minimum lease payments           $ 22,588
                                                       ========

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $3,894,000, $3,875,000 and $5,502,000, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company makes mandatory matching contributions equal to 66.66% of employee contributions up to 6% of employee compensation for regular (as distinguished from project or contract) employees. All other employees except our pipeline inspectors are matched at 50% of employee contribution up to 6% of compensation, as defined by the plan. The Company, at the direction of the Board of Directors, may make other discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made contributions of approximately $3,049,000, $2,147,000, and $1,310,000, respectively, for the years ended December 31, 2008, 2007, and 2006. On January 1, 2009 due to the current economic conditions, the Company elected to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors to 33.33% of employee contributions up to 6% of employee compensation.

NOTE 13 - STOCK OPTION PLAN

The Company's 1998 incentive plan that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The incentive plan ("Option Plan") provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights.
All stock option grants were for a ten-year term. Stock options issued to executives and management generally vest over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors vested quarterly over a one-year period. In 2008, options were granted to employees to acquire 140,000 shares. In
2007, no stock options were granted to employees. At the 2007 Annual Meeting of Directors, grants of stock options were approved for 50,000 shares to each non-employee director. In 2006, options were granted to employees to acquire
205,000 shares. Also in 2006, one grant was issued fully vested following termination under which the employee had held a similar number of options. All stock options granted had a strike price equal to the market value of the Company's stock on the date of the grant by the Compensation Committee of the Board of Directors.

On August 8, 2008, the Company issued grants of non-Option Plan restricted stock units equivalent to 6,420 shares of common stock to each of its three non-employee directors. These restricted stock units were intended to compensate and retain the directors over the one-year service period commencing July 1, 2008. The fair value of the awards was $93,411 per director based on the market price of $14.55 per share of the Company's stock on the date the award was granted. Upon vesting, the units are convertible into cash based on the fair


                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCK OPTION PLAN (Continued)

value of the Company's shares at the vesting date or, if shareholder approval is obtained, into common stock at the Company's option. The units vest in equal quarterly installments beginning on September 30, 2008, so long as the grantee continues to serve as an independent director of the Company. Recognition of compensation expense related to the restricted stock units commenced in the third quarter of 2008. At the end of the fourth quarter 2008, the compensation value of the vested units was remeasured and the amount to be settled in cash was classified as a liability. The units that vested in 2008 are required to be settled by and were settled by March 15, 2009. The remaining units are required to be settled by March 15, 2010.

Effective January 1, 2006, the Company adopted SFAS No. 123(r). This statement requires compensation expense relating to share-based payments to be recognized in net income using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to expense over the requisite service period, which is generally the vesting period. The Company elected the modified prospective method as prescribed in SFAS No. 123(r) and therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption.

The fair value of the 2008 options granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

   Options Granted in 2008 Fair Values, Assumptions, and Impact on Net Income
   --------------------------------------------------------------------------

               Series                                   $        9.44
               ------                                   -------------
               Grant date                                  03/12/2008
               Number of options granted                      140,000

               Strike Price                             $        9.44
               Market price - date of grant             $        9.44

               Total compensation at grant date               766,784

               Compensation recognized
                 vesting in 2008                              306,713

               Amount remaining to be
                recognized in compensation after 2008         460,071

               Weighted average fair value at grant
                date                                             5.48

               Assumptions
               -----------
               Expected life (months)                            70.8%
               Risk-free rate of return                          2.49%
               Expected volatility                            71.1141%
               Expected dividend yield                           0.00%
               Expected forfeiture rate                          9.39%



                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCK OPTION PLAN (Continued)

The fair value of the 2007 options granted to directors is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

   Options Granted in 2007 Fair Values, Assumptions, and Impact on Net Income

             Series                                   $       10.93
             ------                                   -------------
             Grant date                                   6/14/2007
             Number of options granted                      150,000

             Strike Price                             $       10.93
             Market price - date of grant             $       10.93

             Total compensation at grant date             1,058,361

             Compensation recognized
              vesting in 2007                               529,181

             Amount remaining to be recognized in
              compensation after 2007                       529,181

             Weighted average fair value at grant
              date                                             7.06

             Assumptions
             -----------
             Expected life (months)                              75%
             Risk-free rate of return                          4.93%
             Expected volatility                             76.275%
             Expected dividend yield                           0.00%
             Expected forfeiture rate                          9.10%



                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCK OPTION PLAN (Continued)

Options Granted in 2006 Fair Values, Assumptions, and Impact on Net Income
--------------------------------------------------------------------------------------------
                                                                                  Weighted
                                                                                   Average
Series                                  $    11.97     $    9.15     $    6.83    Fair Value
------                                  -----------    ----------    ---------    ----------
Grant date                               4/17/2006      6/1/2006     12/4/2006
Number of options granted(1)               205,000       150,000       175,000       530,000

Strike price                            $    11.97     $    9.15     $    6.83
Market price - date of grant            $    11.97     $    9.15     $    6.83

Total compensation at grant date         1,622,494       906,090       754,606     3,283,189

Compensation recognized
 vesting in 2006                           630,079       453,045       754,606     1,837,729

Amount remaining to be recognized
 in compensation after 2006                992,415       453,045             -     1,445,460

Weighted average fair value
 at grant date                          $     7.91     $    6.04     $    4.31    $     6.19

Assumptions
-----------
Expected life (months)                       70.42         63.75         60.00
Risk-free rate of return                      4.93%         5.05%         5.20%
Expected volatility                          73.75%        74.45%        75.06%
Expected dividend yield                       0.00%         0.00%         0.00%
Expected forfeiture rate                      2.80%         0.00%         2.80%

     (1) The 11.97 Series had 193,000 options remaining at year end due to employee termination and forfeiture. Compensation recognized for 2006 was adjusted to reflect the forfeitures.

Stock compensation expenses will be recognized over a weighted average remaining life of 2.41 years.

                                                                     Pre-2006        Total
Amount of Compensation Expense        2008 Grants    2007 Grants      Grants      Compensation
---------------------------------     -----------    -----------    ----------    ------------
      ($ in thousands)

                             2007       $      -      $     529      $     910     $    1,439
                             2008            307            529            334          1,170
                             2009            131              -            306            437
                             2010            263              -              -            263
                                        --------      ---------      ---------     ----------
 Total Stock Compensation Expense       $    701      $   1,058      $   1,550     $    3,309



                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCK OPTION PLAN (Continued)

The following table summarizes total aggregate stock option activity for the period December 31, 2005 through December 31, 2008:

                                     Vested &        Number          Weighted
                                   Exercisable     of Shares         Average
                                     Balance      Outstanding     Exercise Price
                                   -----------    ------------    --------------
  Balance at December 31, 2005      1,103,542       1,437,967        $  3.07
      Granted                                         530,000           9.47
      Exercised                                      (329,273)          2.22
      Canceled or expired                            (216,200)          6.33
                                                  -----------
  Balance at December 31, 2006      1,072,294       1,422,494           5.16
      Granted                                         150,000          10.93
      Exercised                                      (244,306)          3.05
      Canceled or expired                             (21,688)          2.38
                                                  -----------
  Balance at December 31, 2007      1,099,300       1,306,500           6.26
      Granted                                         140,000           9.44
      Exercised                                      (243,086)          5.52
      Canceled or expired                             (30,208)          5.24
                                                  -----------
  Balance at December 31, 2008      1,050,606       1,173,206           6.82
                                                  ===========

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2008.

                                                         Options
                      Options                          Fully-Vested        Un-Vested
                    Outstanding         Average            And              Options
     Exercise           at             Remaining      Exercisable at       Balance at
     Prices(1)      December 31,      Contractual      December 31,       December 31,
     (series)          2008              Life              2008              2008
   -----------     -------------     -------------    --------------    --------------

   $      0.96            52,206          1.8                 52,206                 -
   $      1.00            20,000          2.2                 20,000                 -
   $      1.25            60,000          1.0                 60,000                 -
   $      1.81            40,000          5.5                 40,000                 -
   $      1.87            20,000          4.3                 20,000                 -
   $      2.05            62,000          5.2                 62,000                 -
   $      2.32            40,000          4.4                 40,000                 -
   $      2.50            75,000          6.2                 75,000                 -
   $      3.75           150,000          6.5                150,000                 -
   $      6.83            25,000          7.9                 25,000                 -
   $      9.15           150,000          7.4                150,000                 -
   $     11.97           193,000          7.3                154,400            38,600
   $     10.93           150,000          8.5                150,000                 -
   $      9.44           136,000          9.2                 52,000            84,000
                   --------------                     ---------------   ---------------
                       1,173,206                           1,050,606           122,600
                   ==============                     ===============   ===============

1 The exercise price indicates the market value at grant date and is the strike price at exercise. For each series, the exercise price is the weighted average exercise price of the series.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCK OPTION PLAN (Continued)

                                                                                   ($ in thousands)
  Total intrinsic value of options outstanding at December 31, 2008                    $   1,060
  Total intrinsic value of options exercisable at December 31, 2008                    $   1,060
  Total intrinsic value of options exercised during 2008                               $   1,416
  Total intrinsic value of options outstanding at December 31, 2007                    $   6,775
  Total intrinsic value of options exercisable at December 31, 2007                    $   6,463
  Total intrinsic value of options exercised during 2007                               $   1,605
  Total intrinsic value of options outstanding at December 31, 2006                    $   4,738
  Total intrinsic value of options exercisable at December 31, 2006                    $   4,031
  Total intrinsic value of options exercised during 2006                               $   2,466
  Available for grant at December 31, 2008                                                     0
  Weighted-average fair value of options at grant date, granted in 2005                $    3.52
  Weighted-average remaining life of all options outstanding at December 31, 2008      5.4 years

The Company's 1998 incentive plan expired in June 2008, and had not been replaced by a new plan as of December 31, 2008

NOTE 14 - RELATED-PARTY TRANSACTIONS

On May 25, 2006, the Company, through its wholly-owned subsidiary ENGlobal
Corporate Services, Inc., purchased a one-third partnership interest in PEI
Investments, A Texas Joint Venture ("PEI"), from Michael L. Burrow, the
Company's former President and CEO, and another one-third interest from a stockholder who owned less than 1% of the Company's common stock. The partnership interests were purchased for a total of $69,000. The remaining one-third interest was already held by the Company through its wholly-owned subsidiary, EEI. PEI owned the land on which our Beaumont, Texas office building, destroyed by Hurricane Rita in September 2005, was located. The remains of the building were razed in July 2006. In September 2006, the Company acquired approximately 1.2 acres immediately adjacent to the former facility. In
May 2008, the Company sold the land to a third party developer and entered into a build-to-suit lease agreement for a new office building. In February 2009, the Company occupied the new 50,000 square foot facility.

NOTE 15 - REDEEMABLE PREFERRED STOCK AUTHORIZED

During 2006, a new class of capital stock of the Company, consisting of 2,000,000 shares of Preferred Stock, par value $0.001 per share (the "Preferred
Stock"), was approved by the Company's stockholders to replace previously authorized but not issued preferred shares. The Board of Directors has the authority to approve the issuance of all or any portion of these shares of Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. The designations, preferences, limitations, restrictions and rights of any series of Preferred Stock designated by the Board of Directors will be set forth in an amendment to the Amended and Restated Articles of Incorporation ("Amended Articles") filed in accordance with Nevada law.

The reason for authorizing this Preferred Stock is to provide the Company with flexibility in connection with its future growth. Although the Company presently has no intentions of issuing shares of Preferred Stock, opportunities may arise that require the Board to act quickly, such as businesses becoming available for acquisition or favorable market conditions for the sale of a particular type of Preferred Stock. The Board believes that the authorization to issue Preferred
Stock is advisable in order to enhance the Company's ability to respond to these and similar opportunities.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

                                            2008         2007         2006
                                          --------     --------     --------
                                                    (in thousands)
                                          ----------------------------------
   Current
        Federal                           $ 10,853     $  8,619     $  1,047
        Foreign                                 30           42           53
        State                                2,158        1,510          403
                                          --------     --------     --------
                                            13,041       10,171        1,503
                                          --------     --------     --------
   Deferred
        Federal                             (1,125)      (1,890)      (1,917)
        Foreign                                 16            4          (38)
        State                                 (167)         (76)        (361)
                                          --------     --------     --------
                                            (1,276)      (1,962)      (2,316)
                                          --------     --------     --------

            Total tax provision           $ 11,765     $  8,209     $   (813)
                                          ========     ========     ========


The components of the deferred tax asset (liability) consisted of the following at December 31, 2008 and 2007:

                                                           2008        2007
                                                          -------    -------
                                                            (in thousands)
                                                          ------------------
   Deferred tax asset
        Allowance for doubtful accounts                   $ 2,280    $ 1,721
        Net operating loss carry-forward                      680        763
        Accruals not yet deductible for tax purposes        2,632      2,082
        Stock options                                       1,073      1,007
                                                          -------    -------
            Deferred tax assets                             6,665      5,573
                                                          -------    -------
        Less:  Valuation allowance                           (553)      (516)
            Deferred tax assets                             6,112      5,057
                                                          -------    -------

   Deferred tax liabilities
        Depreciation                                         (358)      (398)
        Prepaid expenses                                     (601)      (641)
        Goodwill                                             (719)      (860)
                                                          -------    -------
            Deferred tax liability                         (1,678)    (1,899)
                                                          -------    -------

            Deferred tax asset, net                       $ 4,434    $ 3,158
                                                          =======    =======



                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - FEDERAL INCOME TAXES (Continued)

The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                                 2008        2007        2006
                                                               --------    --------    --------
                                                                        (in thousands)
                                                               --------------------------------
   Federal income tax expense at 35% for 2008, 35% for 2007    $ 10,507    $  7,235    $ (1,462)
    and 34% 2006, respectively
   State and foreign taxes, net of federal income tax effect      1,296         935         (16)
   Nondeductible expenses                                           105         106         102
   Stock compensation expense                                       133        (268)        530
   Valuation allowance                                               37         208         308
   Prior year correction                                           --          --          (169)
   Domestic production activity deduction                          (366)       --          --
   Other, net                                                        53          (7)       (106)
                                                               --------    --------    --------
            Total tax provision                                $ 11,765    $  8,209    $   (813)
                                                               ========    ========    ========


The Company had a federal net operating loss carryforward at December 31, 2008 of approximately $362,000. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carryforward that will be available for utilization in 2008 through 2010.

The Company also has a foreign net operating loss carryforward at December 31, 2008 of approximately $1,340,000. This loss is available for utilization in 2008 through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada. The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $553,000 against the entire net operating loss.

During 2007, the Company's subsidiary, ENGlobal Land, Inc. was subject to an audit for the pre-acquisition fiscal year ended September 30, 2005. There was no material adjustment as a result of this audit, and it has been closed. The
Company does not have any other examination on-going by the Internal Revenue
Service, and the open years subject to audit are currently tax years 2005-2007.
For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

NOTE 17 - SALE OF ASSET

During May 2008, the Company received cash proceeds of $382,129 upon completion of the sale of property owned through, PEI Investments. The Company recognized a gain of $83,934 on the transaction.

During June 2007, the Company completed the sale of a building in Baton Rouge, Louisiana and recognized a gain of $483,483 on the transaction. The total sales price was $1.85 million consisting of cash of $370,000 and a Note Receivable for the remaining $1.48 million. During July 2008, the note was paid in full.

NOTE 18 - SEGMENT INFORMATION

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

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. The
Corporate function supports all business segments and therefore cannot be specifically assigned to any specific segment. A significant portion of Corporate costs are allocated to each segment based on each segment's revenue and subsequently eliminated in consolidation.

Financial information about geographic areas
--------------------------------------------
Revenue from the Company's non-U.S. operations is currently not material.
Long-lived assets located in Canada are currently not material.



















                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SEGMENT INFORMATION (Continued)

Segment information for 2008, 2007 and 2006 is as follows:


                                    Engineering   Construction   Automation      Land       Corporate        Total
                                    -----------   ------------   ----------      ----       ---------        -----
                                                                  (in thousands)
                                    ---------------------------------------------------------------------------------
2008
----
Net sales from external customers    $  251,702   $    139,360   $   59,730    $  42,540    $       -    $    493,332
Inter-segment sales                       1,009          8,354          642            -            -          10,005
Operating profit (loss)                  31,786          7,459        3,744        4,114      (15,504)         31,599
Depreciation and amortization             1,557            580          848          646        1,019           4,650
Tangible assets                          58,416         21,101       31,834        7,761        7,136         126,248
Goodwill                                 13,418          2,400        1,716        3,924            -          21,457
Other intangible assets                     120             80        3,003        1,797            -           5,000
Capital expenditures                        684            166          103           52          915           1,920

2007
----
Net sales from external customers    $  221,787   $     73,210   $   37,766    $  30,464    $       -    $    363,227
Inter-segment sales                          15         13,601        1,349            -            -          14,965
Operating profit (loss)                  28,301          7,133          (58)       2,105      (14,638)         22,843
Depreciation and amortization             1,910            436        1,186          640          801           4,973
Tangible assets                          50,077         14,928       15,393        8,775        6,379          95,552
Goodwill                                 13,187          2,116          699        3,924            -          19,926
Other intangible assets                       1            182        1,376        2,397            -           3,956
Capital expenditures                      1,123             24          420            7          621           2,195

2006
----
Net sales from external customers    $  215,306   $     36,128   $   34,888    $  16,768    $       -    $    303,090
Inter-segment sales                         138            955        2,318            -            -           3,411
Operating profit (loss)                   6,195          1,579          579          716      (12,689)         (3,620)
Depreciation and amortization             1,684            257          483          457          512           3,393
Tangible assets                          44,952          9,488       15,956        4,639        6,563          81,598
Goodwill                                 13,040          1,515        1,410        3,237            -          19,202
Other intangible assets                       3            284        1,475        3,664            -           5,426
Capital expenditures                      1,948          1,122          384          167          840           4,461




                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SEGMENT INFORMATION (Continued)

The Engineering segment contributed 51.0% of our total revenue for 2008, as its revenue increased $29.9 million, or 13.5%, from $221.8 million in 2007 to $251.7 million in 2008. The revenue in 2007 for this segment increased 3.0% or $6.5 million from $215.3 million in 2006.

                                           2008                    2007                    2006
                                   ---------------------    --------------------   ---------------------
                                                           (dollars in thousands)
                                   ---------------------------------------------------------------------
  Total Engineering revenue:
      Detail-design                     168,079    66.8%         132,210   59.6%        111,503    51.8%
      Field services                     50,647    20.1%          56,379   25.4%         53,921    25.0%
      Procurement services               30,038    11.9%          16,011    7.2%         19,271     9.0%
      Fixed-price                         2,938     1.2%          17,187    7.8%         30,611    14.2%
                                   -------------            -------------          -------------
  Total Engineering revenue:       $    251,702   100.0%    $    221,787  100.0%   $    215,306   100.0%
                                   =============            =============          =============


The Construction segment contributed 28.3% of our total revenue for 2008, as its revenue increased $66.2 million, or 90.4%, from $73.2 million in 2007 to $139.4 million in 2008. The revenue in 2007 for this segment increased 102.8%, or $37.1 million, from $36.1 million in 2006.

                                            2008                  2007                     2006
                                   ---------------------   ---------------------    ---------------------
                                                           (dollars in thousands)
                                   ----------------------------------------------------------------------
  Total Construction revenue:
      Pipeline                          125,731    90.2%         60,430    82.5%         28,987     80.2%
      Non-pipeline                       13,629     9.8%         12,780    17.5%          7,141     19.8%
                                   -------------           -------------            ------------
  Total Construction revenue:      $    139,360   100.0%   $     73,210   100.0%    $    36,128    100.0%
                                   =============           =============            ============


The Automation segment contributed 12.1% of our total revenue for the year, as its revenue increased $21.9 million, or 57.9%, from $37.8 million in 2007 to $59.7 million in 2008. This segment's revenue also increased 8.3% in 2007, or $2.9 million, from $34.9 million in 2006.

                                           2008                   2007                    2006
                                  ---------------------   ---------------------   --------------------
                                                           (dollars in thousands)
                                  --------------------------------------------------------------------
  Total Automation revenue:
      Fabrication                       28,266    47.3%         22,814    60.4%        26,032    74.6%
      Non-fabrication                   31,464    52.7%         14,952    39.6%         8,856    25.4%
                                  -------------           -------------           ------------
  Total Automation revenue:        $    59,730   100.0%   $     37,766   100.0%   $    34,888   100.0%
                                  =============           =============           ============


Tangible assets include cash, accounts receivable, costs in excess of billings, prepaid expenses, income tax receivables, deferred tax assets, property and equipment and deferred financing. Goodwill, other intangible assets, investments in subsidiaries, and inter-company accounts receivables and payables are excluded.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Employment Agreements
---------------------
The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire in December 2010, with the severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1)
termination for cause, 2) voluntary resignation, or 3) employee's death, the
Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% to 100%
of the employee's salary in exchange for an extension of the non-compete. These


                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - COMMITMENTS AND CONTINGENCIES (Continued)

agreements are renewable for one year at the Company's option. No liability is recorded for the Company's obligations under employment agreements as the amounts, if any, that will ultimately be paid cannot be reasonably estimated.

Litigation
----------
From time to time, the Company or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services, and the outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately reserved for, or are covered by insurance, such that, if determined adversely to those entities individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

Insurance
---------
The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance and a general umbrella policy. The
Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence and approximately $15.7 million in the aggregate for each policy year being covered by a separate insurance policy.

NOTE 20 - SUBSEQUENT EVENTS

On January 1, 2009 due to the current economic conditions, the Company amended its 401(k) Plan to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors, to 33.33% of employee contributions up to 6% of employee compensation

On January 13, 2009, the Company entered into an agreement to sublease its Alpharetta, GA office. The sublease commenced on February 1, 2009 and continues through June 15, 2010, the remainder of the term of the original lease.














                      ENGLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                For the Quarters Ended - 2008
                                         March                  June                 September                 December
                                      -------------          ------------          -------------             ------------
                                                         (in thousands, except per share amounts)
                                      -----------------------------------------------------------------------------------
  Revenue per segment
      Engineering                     $     52,029    53.0%   $    77,479    57.0%  $     63,110     51.2%   $    59,084     43.4%
      Construction                          26,900    27.4%        35,654    26.2%        40,910     33.2%        35,896     26.4%
      Automation                            10,402    10.6%        11,036     8.1%         7,896      6.5%        30,396     22.4%
      Land                                   8,835     9.0%        11,842     8.7%        11,251      9.1%        10,612      7.8%
                                      -------------           ------------          -------------            ------------
           Total                      $     98,166   100.0%   $   136,011   100.0%  $    123,167    100.0%   $   135,988    100.0%
                                      =============           ============          =============            ============

  Gross profit per segment
      Engineering                     $      9,882    10.1%   $    12,779     9.4%  $      8,864      7.2%   $     7,344      5.4%
      Construction                           2,028     2.1%         3,988     2.9%         2,765      2.2%         1,671      1.2%
      Automation                             1,044     1.1%         1,362     1.0%           154      0.2%         4,925      3.6%
      Land                                   1,392     1.4%         2,172     1.6%         1,851      1.5%         1,586      1.2%
                                      -------------           ------------          -------------            ------------
           Total                      $     14,346    14.7%   $    20,301    14.9%  $     13,634     11.1%   $    15,526     11.4%
                                      =============           ============          =============            ============

      Net income                      $      4,003            $     6,702           $      3,495             $     4,059
                                      =============           ============          =============            ============

  Earnings per share - basic          $       0.15            $      0.25           $       0.13             $      0.15

  Earnings per share - diluted        $       0.15            $      0.24           $       0.13             $      0.15


                                                                    For the Quarters Ended - 2007
                                            March                    June                September               December
                                         -------------           ------------          -------------           ------------
                                                            (in thousands, except per share amounts)
                                         ----------------------------------------------------------------------------------
     Revenue per segment
         Engineering                     $     51,449    63.0%   $    56,966    63.6%  $     61,680    63.7%   $    51,692    54.3%
         Construction                          13,785    16.9%        15,988    17.6%        18,999    19.6%        24,438    25.7%
         Automation                             9,538    11.7%         9,518    10.6%         8,526     8.9%        10,184    10.7%
         Land                                   6,887     8.4%         7,104     8.2%         7,620     7.8%         8,853     9.3%
                                         -------------           ------------          -------------           ------------
              Total                      $     81,659   100.0%   $    89,576   100.0%  $     96,825   100.0%   $    95,167   100.0%
                                         =============           ============          =============           ============

     Gross profit per segment
         Engineering                     $      9,164    17.8%   $     9,584    16.8%  $     10,801    17.6%   $    10,416    20.2%
         Construction                           2,082    15.1%         2,646    16.6%         3,678    19.4%         1,319     5.4%
         Automation                               781     8.2%         1,112    11.7%           774     9.1%           717     7.0%
         Land                                   1,250    18.2%           877    12.4%         1,086    14.3%         1,330    15.0%
                                         -------------           ------------          -------------           ------------
              Total                      $     13,277    16.3%   $    14,219    15.9%  $     16,339    16.9%   $    13,782    14.5%
                                         =============           ============          =============           ============

         Net income (loss)               $      3,155            $     3,913           $      3,975            $     1,421
                                         =============           ============          =============           ============

     Earnings per share - basic          $       0.12            $      0.15           $       0.15            $      0.05

     Earnings per share - diluted        $       0.12            $      0.14           $       0.14            $      0.05




                                                       Schedule II
                                                       -----------

                                                  ENGlobal Corporation

                                            VALUATION AND QUALIFYING ACCOUNTS



                                                              Balance -                                 Balance -
                                                              Beginning                  Deductions-    End of
                         Description                          of Period     Additions    Write offs     Period
----------------------------------------------------------------------------------------------------------------
                                                                              ($ in thousands)
                                                              --------------------------------------------------
Allowance for doubtful accounts
   For year ended December 31, 2008                             $1,405       $1,620       $ (737)       $2,288
   For year ended December 31, 2007                             $  670       $  840       $ (105)       $1,405
   For year ended December 31, 2006                             $  503       $  251       $  (84)       $  670

   Reserve on current notes receivable for the year ended
      December 31, 2008                                         $  120       $   --       $   --        $  120

   Reserve on long-term notes receivable for the year
      ended December 31, 2008                                   $3,150       $  559       $   --        $3,709











                                       91

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008. Our Chief Executive Officer and Chief Financial Officer concluded, based upon their evaluation, that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

In our Form 10-K for the year ended December 31, 2007, we disclosed one material weakness in internal control over financial reporting. The material weakness was remediated during the three months ended December 31, 2008. Below is a list of the remediation activities that were completed during the quarter to remediate those material weaknesses:

1. Deficiencies in the Company's Control Environment and Accounting System Controls

As of December 31, 2007, our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we lacked sufficient knowledge and expertise in financial reporting to adequately handle complex or non-routine accounting issues which resulted in: (i) failure in a timely manner to properly evaluate goodwill for potential impairment in accordance with SFAS 142, "Goodwill and Other Intangible Assets."; (ii) difficulty in obtaining timely resolution of SEC comments related to the above item, causing a delay in the Company's period-end closing process for its 2007 From 10-K; and (iii) failure to effectively utilize third-party specialist in a timely manner to assist with complex or non-routine accounting issues.

     A. Actions Taken to Remediate the Weakness

          o We provided several supplementary training courses to our professional accounting staff on topics related to SFAS 142 and SEC reporting and disclosure requirements.
          o We retained several third-party specialists to assist us with complex or non-routine accounting issues.
          o We purchased various continuing education subscriptions for back office departments.

     B. Status of Material Weakness

The above material weakness was remediated as of December 31, 2008.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 31, 2008. We have concluded that our internal control over financial reporting at December 31, 2008, was effective.

The Company's independent registered public accounting firm, Hein & Associates, has issued the attestation report on the Company's internal control over financial reporting as stated on page 57.

                                    PART III
                                    --------


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4), and
(d)(5) of Regulation S-K will appear under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2009 Proxy Statement is incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions "Director Compensation" and "Executive Compensation Tables" including "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2009 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings "Beneficial Ownership of Common Stock" and "Securities Authorized for Issuance under Equity Compensation Plans" in our 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2009 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2009 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption "Principal Auditor Fees and Services" in our 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this
Item 14, the 2009 Proxy Statement is incorporated herein by this reference.

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

       (a)(3)   Exhibits


                                                 EXHIBIT INDEX

                                                                           Incorporated by Reference to:
                                                                 ------------------------------------------------
                                                                                            Filing
                                                                 Form or                   Date with     SEC File
Exhibit No.                    Description                       Schedule    Exhibit No.      SEC         Number
-----------                    -----------                       --------    -----------   ---------    ---------

       3.1  Restated Articles of Incorporation of Registrant       10-Q          3.1       11/14/02     001-14217
            dated August 8, 2002

       3.2  Amendment to the Restated Articles of                 8-A12B         3.1       12/17/07     001-14217
            Incorporation of the Registrant, filed with the
            Nevada Secretary of State on June 2, 2006

       3.3  Amended and Restated Bylaws of Registrant dated        10-K          3.3       03/28/08     001-14217
            November 6, 2007

       3.4  Amendments to Amended and Restated Bylaws of           10-Q          3.2       5/708        001-14217
            Registrant dated April 29, 2008.

       4.1  Specimen common stock certificate                       S-3          4.1       10/31/05     333-129336

       4.2  Registration Rights Agreement by and among              S-3          4.2       10/31/05     333-129336
            Registrant and Certain Investors named therein
            dated September 29, 2005,

       4.3  Securities Purchase Agreement  by and between           S-3          4.5       10/31/05     333-129336
            Tontine Capital Partners, L.P. and Registrant
            dated September 29, 2005

       4.4  Form of Subscription Agreement by and among             S-3          4.6       10/31/05     333-129336
            Registrant, Michael L. Burrow, Alliance 2000,
            Ltd. and certain subscribers

      10.1  Option Pool Agreement by and between Industrial       10-KSB        10.48      4/1/02       001-14217
            Data Systems Corporation and Alliance 2000, Ltd.
            dated December 21, 2001

      10.2  Amended and Restated Alliance Stock Option Pool        10-K         10.2       03/28/08     001/14217
            Agreement effective December 20, 2006

      10.3  Second Amended and Restated Alliance Stock Option       8-K         10.2       5/23/07      001-14217
            Agreement dated December 20, 2006

      10.4  Purchase Agreement by and between ENGlobal and         10-Q         10.1       11/7/08      001-14217
            Advanced Control Engineering, LLC dated September
            25, 2008

      10.5  Promissory Note Payable between Registrant and         10-Q         10.2       11/7/08      001-14217
            Frank H McIlwain dated September 30, 2008

      10.6  Promissory Note Payable between Registrant and         10-Q         10.3       11/7/08      001-14217
            James A Walters dated  September 30, 2008

      10.7  Promissory Note Payable between Registrant and         10-Q         10.4       11/7/08      001-14217
            William M Bosarge dated  September 30, 2008

      10.8  Promissory Note Payable between Registrant and         10-Q         10.5       11/7/08      001-14217
            Matthew R Burton dated September 30, 2008



                                                                           Incorporated by Reference to:
                                                                 ------------------------------------------------
                                                                                            Filing
                                                                 Form or                   Date with     SEC File
Exhibit No.                    Description                       Schedule    Exhibit No.      SEC         Number
-----------                    -----------                       --------    -----------   ---------    ---------

      10.9  Second Amended and Restated Lease Agreement            10-Q         10.63      8/12/02      001-14217
            between Petrocon Engineering, Inc. and Corporate
            Property Associates dated February 28, 2002 (Exec
            I)

     10.10  Guaranty and Suretyship Agreement between              10-Q         10.64      8/12/02      001-14217
            Industrial Data Systems Corporation and Corporate
            Property Associates dated April 26, 2002 (Exec I)

     10.11  Amended and Restated 1998 Incentive Plan of            10-K         10.6       03/28/08     001-14217
            Registrant dated June 8, 2006

     10.12  First Amendment to the Amended and Restated 1998       10-K         10.7       03/28/08     001-14217
            Incentive Plan of Registrant dated June 14, 2007

     10.13  Form of Incentive Stock Option Award Agreement of      10-K         10.8       03/28/08     001-14217
            1998 Incentive Plan of Registrant

     10.14  Form of Non-qualified Stock Option Agreement            S-8         10.80      08/24/05     333-127803
            Granted Outside of 1998 Incentive Plan of
            Registrant

     10.15  Form of Restricted Stock Unit Award Agreement          10-Q         10.2       8/11/08      001-14217
            between Registrant and its Independent
            Non-employee Directors

     10.16  Lease Agreement between Petrocon Engineering,          10-Q         10.66      11/14/02     001-14217
            Inc. and Phelan Investments on July 25, 2002
            (Exec III)

     10.17  Lease Agreement between Oral Roberts University        10-K         10.11      03/28/08     001-14217
            and ENGlobal Engineering, Inc. dated January 27,
            2005

     10.18  First Amendment to the Lease Agreement between        10-K/A        10.26      03/29/07     001-14217
            Oral Roberts University and ENGlobal Engineering,
            Inc. dated April 5, 2005

     10.19  Second Amendment to the Lease Agreement between       10-K/A        10.27      03/29/07     001-14217
            Oral Roberts University and ENGlobal Engineering,
            Inc. dated June 15, 2005

     10.20  Third Amendment to the Lease Agreement between        10-K/A        10.28      03/29/07     001-14217
            Oral Roberts University and ENGlobal Engineering,
            Inc. dated December 28, 2005

     10.21  Fourth Amendment to the Lease Agreement between       10-K/A        10.29      03/29/07     001-14217
            Oral Roberts University and ENGlobal Engineering,
            Inc. dated February 27, 2006

     10.22  Fifth Amendment to the Lease Agreement between        10-K/A        10.30      03/29/07     001-14217
            Oral Roberts University and ENGlobal Engineering,
            Inc. dated July 28, 2006

     10.23  Sixth Amendment to the Lease agreement between         10-K         10.17      03/28/08     001-14217
            Oral Roberts University and ENGlobal Engineering,
            Inc. dated June 20, 2007

     10.24  Build-to-Suit Lease Agreement between Clay Real        10-Q         10.1       5/7/08       001-14217
            Estate Development, L.P. and ENGlobal Corporate
            Services, Inc., executed March 6, 2008



                                                                           Incorporated by Reference to:
                                                                 ------------------------------------------------
                                                                                            Filing
                                                                 Form or                   Date with     SEC File
Exhibit No.                    Description                       Schedule    Exhibit No.      SEC         Number
-----------                    -----------                       --------    -----------   ---------    ---------

     10.25  Credit Agreement by and between Comerica Bank and      10-Q         10.1       11/09/07     001-14217
            Registrant and it subsidiaries dated August 8,
            2007

     10.26  Hand Note between South Louisiana Ethanol LLC and      10-Q         10.2       11/09/07     001-14217
            ENGlobal Engineering, Inc dated October 22, 2007

     10.27  Collateral Mortgage between South Louisiana            10-Q         10.3       11/09/07     001-14217
            Ethanol LLC, and ENGlobal Engineering, Inc. dated
            August 26, 2007

     10.28  Collateral Mortgage between South Louisiana            10-Q         10.4       6/14/07      001-14217
            Ethanol LLC and ENGlobal Engineering, Inc. dated
            August 31, 2007

     10.29  Amended and Restated ENGlobal 401(k) Plan             10-K/A        10.22      03/29/07     001-14217
            effective October 1, 2005

     10.30  First Amendment of the ENGlobal 401(k) Plan           10-K/A        10.21      03/29/07     001-14217
            effective December 21, 2001

     10.31  Second Amendment to the ENGlobal 401(k) Plan          10-K/A        10.23      03/29/07     001-14217
            effective April 1, 2006

     10.32  Third Amendment to the ENGlobal 401(k) Plan           10-K/A        10.24      03/29/07     001-14217
            effective July 1, 2006

    *10.33 Fourth Amendment to the ENGlobal 401(k) Plan effective July 1, 2008

     10.34  Regulations Amendment to the ENGlobal 401(k) Plan      10-K         10.21      03/16/07     001-14217
            effective January 1, 2006

     10.35   Key Managers Incentive Plan of Registrant              8-K         10.43      04/10/07     001-14217
            effective January 1, 2007

     10.36  Key Executive Employment Agreement between            10-K/A        10.39      03/29/07     001-14217
            Registrant and William A. Coskey effective
            January 1, 2006

    *10.37  Key executive Employment Agreement between
            Registrant and Robert W. Raiford effective August
            9, 2008

    *10.38  Key Executive Employment Agreement between
            Registrant and Michael M. Patton effective October
            2, 2008

    *10.39  Key executive Employment Agreement between
            Registrant and R. David Kelley effective August
            9, 2008

     10.40  Separation Agreement and Release between                8-K         10.1       05/23/07     001-14217
            Registrant and Michael L. Burrow dated April 2,
            2007

     10.41  Form of Indemnification Agreement between              10-Q         10.1       08/11/08     001-14217
            Registrant and its Directors and Executive
            Officers


                                                                           Incorporated by Reference to:
                                                                 ------------------------------------------------
                                                                                            Filing
                                                                 Form or                   Date with     SEC File
Exhibit No.                    Description                       Schedule    Exhibit No.      SEC         Number
-----------                    -----------                       --------    -----------   ---------    ---------

      11.1  Statement Regarding Computation of Per Share           10-K         11.1       03/28/08     001/14217
            Earnings is included as Note 2 to the Notes to
            Consolidated Financial Statements

      14.1  Code of Business Conduct and Ethics of Registrant      10-K         14.1       03/28/08     001/14217
            dated August 6, 2007

      14.2  Code of Ethics for Chief Executive Officer and         10-K         14.2       03/28/08     001/14217
            Senior Financial Officers of Registrant dated
            August 6, 2007

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








                                                      99

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal CORPORATION

Dated:   March 16, 2009
                                        By:  //s// William A Coskey
                                             William A. Coskey, P.E.,
                                             Chief Executive Officer, Director


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