Form 10-Q
period 2009-03-31
ENGLOBAL CORP
filed 2009-05-11
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                              Yes              No
                                  -----            -----


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

       Large Accelerated Filer                Accelerated Filer            X
                                ---                                       ---
       Non-Accelerated Filer                  Smaller Reporting Company
                                ---                                       ---
        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes               No    X
                                  -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of May 7, 2009.

          $0.001 Par Value             Common Stock 27,294,852 shares



                                                     QUARTERLY REPORT ON FORM 10-Q
                                                  FOR THE PERIOD ENDED MARCH 31, 2009

                                                           TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------
Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months
                      Ended March 31, 2009 and March 31, 2008                                                             4

                  Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008                           5

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2009 and March 31, 2008                                                                   6

                  Notes to Condensed Consolidated Financial Statements                                                 7-13

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations               14-29

                           Engineering Segment Results                                                                   22
                           Construction Segment Results                                                                  24
                           Automation Segment Results                                                                    26
                           Land Segment Results                                                                          28

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                             30

       Item 4.    Controls and Procedures                                                                                30

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                                      31

       Item 1A.   Risk Factors                                                                                           31

       Item 6.    Exhibits                                                                                               32

                   Signatures                                                                                            33




                                        PART I. - FINANCIAL INFORMATION
                                        -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                               ENGlobal Corporation
                                  Condensed Consolidated Statements of Income
                                                  (Unaudited)
                                             (Dollars in Thousands)


                                                                    For the Three Months Ended
                                                                              March 31,
                                                               ----------------------------------------

                                                                    2009                      2008
                                                               -------------              -------------

Revenues                                                       $      93,489              $      98,166
Operating costs                                                       83,005                     83,820
                                                               -------------              -------------
Gross profit                                                          10,484                     14,346

Selling, general and administrative                                    7,062                      7,226
                                                               -------------              -------------
Operating income                                                       3,422                      7,120

Other income (expense):
     Other income                                                        219                         26
     Interest income (expense), net                                     (211)                      (483)
                                                               -------------              -------------
Income before income taxes                                             3,430                      6,663

Provision for federal and state income taxes                           1,417                      2,660
                                                               -------------              -------------

Net income                                                     $       2,013              $       4,003
                                                               =============              =============

Net income per common share:
     Basic                                                     $        0.07              $        0.15
     Diluted                                                   $        0.07              $        0.15

Weighted average shares used in computing net income
   per share (in thousands):
     Basic                                                            27,295                     27,060
     Diluted                                                          27,498                     27,527
                                                          4



                                                      ENGlobal Corporation
                                              Condensed Consolidated Balance Sheets
                                                          (Unaudited)
                                                     (Dollars in Thousands)

                                                            ASSETS
                                                            ------
                                                                                            March 31,       December 31,
                                                                                              2009              2008
                                                                                            ---------         ---------
Current Assets:
     Cash                                                                                   $   4,187         $   1,000
     Trade receivables, net                                                                    75,273            96,023
     Prepaid expenses and other current assets                                                  2,213             2,392
     Current portion of notes receivable                                                           59                59
     Costs and estimated earnings in excess of billings on uncompleted contracts                7,198             6,913
     Deferred tax asset                                                                         4,281             4,281
                                                                                            ---------         ---------
         Total Current Assets                                                               $  93,211         $ 110,668

Property and equipment, net                                                                     6,664             5,744
Goodwill                                                                                       21,453            21,457
Other intangible assets, net                                                                    4,616             5,000
Long term notes receivable, net of current portion                                              8,620             8,636
Deferred tax asset, non-current                                                                   153               153
Other assets                                                                                      878             1,047
                                                                                            ---------         ---------

         Total Assets                                                                       $ 135,595         $ 152,705
                                                                                            =========         =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

Current Liabilities:
     Accounts payable                                                                       $  12,048         $  18,830
     Accrued compensation and benefits                                                         15,247            24,432
     Notes payable                                                                                506             1,058
     Current portion of long-term debt and leases                                               1,736             1,861
     Deferred rent                                                                                429               416
     Billings and estimated earnings in excess of costs on uncompleted contracts                1,592               208
     Federal and state income taxes payable                                                     1,320             2,472
     Other current liabilities                                                                  2,689             2,805
                                                                                            ---------         ---------
         Total Current Liabilities                                                          $  35,567         $  52,082

Long-Term Debt and Lease, net of current portion                                               21,141            23,857
                                                                                            ---------         ---------

         Total Liabilities                                                                  $  56,708         $  75,939
                                                                                            ---------         ---------

Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized;
        27,294,852 and 27,294,852 shares issued and outstanding at
        March 31, 2009 and December 31, 2008, respectively                                  $      27         $      27
     Additional paid-in capital                                                                36,524            36,415
     Retained earnings                                                                         42,452            40,439
     Accumulated other comprehensive income (loss)                                               (116)             (115)
                                                                                            ---------         ---------

         Total Stockholders' Equity                                                         $  78,887         $  76,766
                                                                                            ---------         ---------

         Total Liabilities and Stockholders' Equity                                         $ 135,595         $ 152,705
                                                                                            =========         =========



                                                        ENGlobal Corporation
                                           Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                     (Dollars in Thousands)

                                                                                                 For the Three Months Ended
                                                                                                        March 31,
                                                                                                 -------------------------
                                                                                                   2009            2008
                                                                                                 ------------------------
Cash Flows from Operating Activities:
     Net income                                                                                  $  2,013        $  4,003
     Adjustments to reconcile net income to net cash provided  by operating activities:
         Depreciation and amortization                                                              1,236           1,111
         Share-based compensation expense                                                             148             387
         (Gain)/loss on disposal of property, plant and equipment                                      45              (1)
         Deferred income taxes                                                                       --               (90)
     Changes in current assets and liabilities, net of acquisitions:
         Trade receivables                                                                         20,749          (3,044)
         Costs and estimated earnings in excess of billings on uncompleted contracts                 (284)            230
         Prepaid expenses and other assets                                                            203             298
         Accounts payable                                                                          (6,782)         (2,851)
         Accrued compensation and benefits                                                         (9,185)           (913)
         Billings in excess of costs and estimated earnings                                         1,384             (41)
         Other liabilities                                                                           (138)           (903)
         Income taxes receivable/payable                                                           (1,152)          2,210
                                                                                                 --------        --------
               Net cash provided by operating activities                                         $  8,237        $    396
                                                                                                 --------        --------
Cash Flows from Investing Activities:
     Property and equipment acquired                                                               (1,673)           (445)
     Proceeds from note receivable                                                                   --                46
     Proceeds from sale of other assets                                                                 3               1
                                                                                                 --------        --------

         Net cash used in investing activities                                                   $ (1,670)       $   (398)
                                                                                                 --------        --------
Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                                                   (2,530)          1,843
     Proceeds from issuance of common stock                                                          --                23
     Borrowing under capital lease                                                                     14            --
     Long-term debt repayments                                                                       (863)           (705)
                                                                                                 --------        --------
         Net cash (used in) provided by financing activities                                     $ (3,379)       $  1,161
                                                                                                 --------        --------
Effect of Exchange Rate Changes on Cash                                                                (1)            (48)
                                                                                                 --------        --------
         Net change in cash                                                                         3,187           1,111
Cash, at beginning of period                                                                        1,000             908
                                                                                                 --------        --------
Cash, at end of period                                                                           $  4,187        $  2,019
                                                                                                 ========        ========



NOTE 1 - BASIS OF PRESENTATION

     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Our Company consolidates all of its wholly-owned subsidiaries and all significant inter-company accounts and transactions have been eliminated in the consolidation.

     The condensed consolidated financial statements of ENGlobal Corporation
     (which may be referred to as "ENGlobal," the "Company," "we," "us," or "our") included herein are unaudited for the three months ended March 31, 2009 and 2008, and have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2008, have been derived from the audited financial statements.
     These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE 2 - CRITICAL ACCOUNTING POLICIES

     A summary of critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2008 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and
     Analysis of Financial Condition and Results of Operation in our 2008 Annual
     Report on Form 10-K.

NOTE 3 - SHARE-BASED COMPENSATION

     The Company's 1998 incentive plan ("Option Plan") that provided for the issuance of options to acquire up to 3,250,000 shares of common stock, expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term.
     Stock options issued to executives and management generally vest over a four-year period, one-fifth at grant date and one-fifth at December 31 of each subsequent year until they are fully vested. Stock options issued to directors vested quarterly over a one-year period.

     Total share-based compensation expense in the amount of $148,000 and $387,000 was recognized in the three months ended March 31, 2009, and March
     31, 2008, respectively, all of which was recorded in selling, general and administrative expense. We did not have an income tax benefit recognized in the condensed consolidated statements of income for the share-based arrangements for the three months ended March 31, 2009, but $90,000 was recognized for the three months ended March 31, 2008.

     Compensation expense related to outstanding non-vested stock option awards under the Plan of $591,000 had not been recognized at March 31, 2009. This compensation expense is expected to be recognized over a weighted-average period of approximately 24 months.



     The following table summarizes stock option activity for the first quarter of 2009:

                                                               Weighted      Weighted Average
                                                               Average          Remaining         Aggregate
                                         Number of             Exercise        Contractual        Intrinsic
                                          Options               Price          Term (Years)      Value (000's)*
                                       -------------         -----------     -----------------   -------------

Balance at December 31, 2008             1,173,206             $   6.82             5.4            $      626
    Granted                                   --                   --               --                   --
    Exercised                                 --                   --               --                   --
    Canceled or expired                    (17,102)                8.89             --                   --
                                        ----------             --------           -----            ----------

Balance at March 31, 2009                1,156,104             $   6.79             6.2            $      623
                                        ==========             ========           =====            ==========

Exercisable at March 31, 2009            1,045,504             $   6.42             6.0            $      623
                                        ==========             ========           =====            ==========

*Based on average stock price for the first quarter of 2009 of $3.49 per share.
The average stock price for the same period in 2008 was $9.26 per share. The total fair value of vested options outstanding as of March 31, 2009 and 2008 was $0.6 million and $4.6 million, respectively.

The total intrinsic value of options exercised was $86,000 for the three months ended March 31, 2008. There were no options exercised during the three months ended March 31, 2009.

Restricted Stock Unit Awards

On August 8, 2008, the Company issued restricted stock units equivalent to 6,420 shares of common stock to each of its three non-employee directors. These restricted stock units, issued outside of the Option Plan, were intended to compensate and retain the directors over the one-year service period commencing
July 1, 2008. The fair value of the awards was $93,411 per director based on the market price of $14.55 per share of the Company's stock on the date the award was granted. Upon vesting, the units are convertible into cash based on the fair value of the Company's shares at the vesting date or, if shareholder approval is obtained, the Company may elect to settle the Units either in cash or in common stock. The units vest in equal quarterly installments beginning on September 30, 2008, so long as the grantee continues to serve as an independent director of the Company. Recognition of compensation expense related to the restricted stock units commenced in the third quarter of 2008. At the end of the fourth quarter
2008, the compensation value of the vested units was measured again and the amount to be settled in cash was classified as a liability. The units that vested in 2008 were settled on March 15, 2009. At the end of the first quarter
2009, the compensation value of the outstanding vested units was measured again and the amount to be settled in cash was classified as a liability. The remaining units are required to be settled by March 15, 2010.




NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2009 and December 31, 2008:

                                                                                        March 31,       December 31,
                                                                                          2009               2008
                                                                                       -----------------------------
                                                                                          (Dollars in Thousands)
                                                                                       ----------------------------

Costs incurred on uncompleted contracts                                                 $ 23,254           $ 24,893
Estimated earnings (losses) on uncompleted contracts                                       4,520              5,280
                                                                                        --------           --------
    Earned revenues                                                                       27,774             30,173
Less: billings to date                                                                    22,168             23,468
                                                                                        --------           --------
    Net costs and estimated earnings in excess of billings
       on uncompleted contracts                                                         $  5,606           $  6,705
                                                                                        ========           ========

Costs and estimated earnings in excess of billings on uncompleted contracts             $  7,198           $  6,913
Billings and estimated earnings in excess of cost on uncompleted contracts                (1,592)              (208)
                                                                                        --------           --------
    Net costs and estimated earnings in excess of billings
       on uncompleted contracts                                                         $  5,606           $  6,705
                                                                                        ========           ========

NOTE 5 - LINE OF CREDIT AND DEBT

                                                                                                  March 31,    December 31,
                                                                                                    2009           2008
                                                                                                  ------------------------
                                                                                                   (Dollars in Thousands)
                                                                                                  ------------------------
Schedule of Long-Term Debt:

    Comerica Credit Facility - Line of credit, prime (3.25% at March 31, 2009),
       maturing in August 2010                                                                    $ 20,000        $ 22,530
    Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
       payable, discounted at 5% interest, principal payments in installments of
       $100,000 due quarterly, maturing in October 2009                                                197             293
    ATI Technologies - Note payable, interest at 6%, principal payments in installments
       of $30,422 including interest due monthly, matured in January 2009                             --                30
    Michael Lee - Note payable, interest at 5%, principal payments in installments of
       $150,000 plus interest due quarterly, maturing in July 2010                                     750             900
    Watco Management, Inc. - Note payable, interest at 4%, principal payments in installments of $137,745 including interest due annually, maturing in
       October 2010                                                                                    260             260
    Frank H McIlwain, PC; James A Walters, PC; William M Bosarge, PC; Matthew R Burton,
       PC - Notes payable, discounted at 2.38% interest, payments in installments of
       $666,667 including interest due annually, maturing in December 2010                           1,294           1,287
                                                                                                  --------        --------

         Total long-term debt                                                                       22,501          25,300
         Less: current maturities of long-term debt                                                 (1,556)         (1,686)
                                                                                                  --------        --------
         Long-term debt, net of current portion                                                     20,945          23,614
         Borrowings under capital leases                                                               376             418
         Less: current maturities of capital lease                                                    (180)           (175)
                                                                                                  --------        --------
         Total long-term debt                                                                     $ 21,141        $ 23,857
                                                                                                  ========        ========



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

     The accounting policies of each of the segments are the same as those described in the summary of critical accounting policies referenced in Note
     2 above. The Company evaluates performance based on profit or loss from operations before interest, income taxes and other income or loss, but after selling, general and administrative expenses attributable to the reportable segments. Transactions between reportable segments are at market rates comparable to terms available from unrelated parties.

       (Dollars in Thousands)              Engineering   Construction    Automation       Land        All Other     Consolidated
     For the three months ended
           March 31, 2009

Revenue before eliminations                 $ 43,115       $ 22,550       $ 20,677       $  9,086      $   --         $ 95,428
Inter-segment eliminations                      (540)        (1,313)           (86)          --            --           (1,939)
                                            --------       --------       --------       --------      --------       --------
         Revenue                              42,575         21,237         20,591          9,086          --           93,489

         Gross profit                          4,616          1,640          2,857          1,371          --           10,484
         SG&A                                  1,326            476          1,240            637         3,383          7,062
                                            --------       --------       --------       --------      --------       --------
         Operating income                      3,290          1,164          1,617            734        (3,383)         3,422
                                            --------       --------       --------       --------      --------
         Other income (expense)                                                                                              8
         Tax provision                                                                                                  (1,417)
                                                                                                                      --------
         Net income                                                                                                   $  2,013
                                                                                                                      ========

       (Dollars in Thousands)
     For the three months ended
           March 31, 2008

Revenue before eliminations                 $ 52,035       $ 27,017       $ 10,557       $  8,835      $   --         $ 98,444
Inter-segment eliminations                        (6)          (117)          (155)          --            --             (278)
                                            --------       --------       --------       --------      --------       --------
         Revenue                              52,029         26,900         10,402          8,835          --           98,166

         Gross profit                          9,882          2,028          1,044          1,392          --           14,346
         SG&A                                  1,295            703            632            677         3,919          7,226
                                            --------       --------       --------       --------      --------       --------
         Operating income                      8,587          1,325            412            715        (3,919)         7,120
                                            --------       --------       --------       --------      --------
         Other income (expense)                                                                                           (457)
         Tax provision                                                                                                  (2,660)
                                                                                                                      --------
         Net income                                                                                                   $  4,003
                                                                                                                      ========




     Financial information about geographic areas
     --------------------------------------------
     Revenue from the Company's non-U.S. operations is not material. Long-lived assets (principally leasehold improvements and computer equipment) located in Canada were recorded at $33,000 as of March 31, 2009, net of accumulated depreciation, stated in U.S. dollars.

NOTE 7 - FEDERAL AND STATE INCOME TAXES

     The components of income tax expense (benefit) for the three months ended
     March 31, 2009 and 2008 were as follows:

                                                      For the Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                         2009            2008
                                                        -----------------------
                                                         (Dollars in thousands)
           Current                                      $ 1,381        $ 2,750
           Deferred                                          36            (90)
                                                        -------        -------
                  Total tax provision                   $ 1,417        $ 2,660
                                                        =======        =======
                  Effective tax rate                       41.3%          39.9%
                                                        -------        -------

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences.
     Estimates at March 31, 2009, are based on results of the 2008 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2009.

NOTE 8 - EARNINGS PER SHARE

     The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share ("EPS").

                                                 For the Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                     2009          2008
                                                   ----------------------
                                                    (Shares in thousands)
          Weighted average shares
               outstanding  used to
               compute basic EPS                    27,295        27,060
          Effect of share-based plan                   203           467
                                                    ------        ------
          Shares used to compute
              diluted EPS                           27,498        27,527
                                                    ======        ======

NOTE 9 -COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with certain of its executive officers and other officers. Such agreements provide for minimum salary levels. Generally, if the Company terminates the employment of the employee for any reason other than (1) for cause, as defined in the employment agreement, (2) voluntary resignation, or (3) the employee's death, the Company is obligated to provide a severance benefit equal up to twelve months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of the employee's agreement not to engage in certain competitive activities. These agreements are renewable for one year at the Company's option.

     Long-term Note Receivable

     In the first quarter of 2007, ENGlobal Engineering, Inc. ("EEI") and South
     Louisiana Ethanol, LLC ("SLE") executed an agreement for engineering, procurement and construction (EPC) services relating to the retro-fit of an ethanol plant in southern Louisiana. In October 2007, SLE executed a promissory note, or "Hand Note," payable to the Company and having a principal balance of approximately $12.3 million, constituting amounts then due to the Company for its work in connection with the project. The history of the SLE project (the "SLE Project") is described in Note 9 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and is discussed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, under Litigation, below, and in Part II, "Item 1 -
     Legal Proceedings" of this Quarterly Report on Form 10-Q.




     Accounts Receivable

     On March 13, 2009, the Company entered into a letter agreement (the "letter agreement") with a significant client resolving the payment of presently due and past due Accounts Receivable invoices in the amount of $6.8 million. The principle terms of the letter agreement include the recovery of interest in monthly payments beginning in March 2009 and ending with final payment due in December 2009. Included in the $6.8 million payment plan is $4.6 million in sub-contractor obligations which are a part of our Accounts Payable balances and are scheduled to be paid on a pro-rata basis similar to the terms of the letter agreement.

     Litigation Claims

     Due to past due payments on Accounts Receivable invoices for services provided to Bigler, LP ("Bigler") in the amount of $3,169,000, the Company exercised its statutory right to file a materialman's and mechanic's lien.
     In response, Bigler filed a petition in Harris County Court asking for relief claiming lack of delivery of notice with respect to the Lien, and requesting declaratory relief from the Court clearing title of the lien, and for unspecified monetary damages for breach of contract. ENGlobal
     Engineering filed its answer and counterclaim for collection of the fees due, and for foreclosure on the real property and improvements for which the services were performed on April 27, 2009. We believe the invoices are collectible.

     In 2007, ENGlobal Engineering, Inc. ("EEI") entered into an Engineering,
     Procurement & Construction agreement with South Louisiana Ethanol, LLC
     ("SLE") to refurbish and upgrade SLE's ethanol facility in Belle Chase, LA.
     EEI commenced work in March 2007 but SLE shut down the project in September
     2007 after failing to secure permanent financing for the project. Due to SLE's continued failure to obtain permanent financing, on May 30, 2008, the Company filed suit in the United States District Court for the Eastern
     District of Louisiana, Cause Number 08-3601, seeking damages of $15.8 million and to foreclose on the acquired mechanics liens of its subcontractors. An independent appraisal, dated March 17, 2008, from the SLE's bridge lending bank's appraiser, Revpro and Associates, indicated a fair market value of SLE's assets of $35.8 million, an orderly liquidation value of $25.3 million, and a forced liquidation value of $20.0 million.
     While the Company believes that in the event the collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the Collateral Mortgage in favor of the Company, collectability is not assured at this time. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.

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



NOTE 10 - ACQUISITIONS

     The Company had no acquisitions during the three months ended March 31, 2009.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

     Forward-Looking Statements
     --------------------------

         Certain information contained in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations; planned capital expenditures; business strategy and other plans for future operations; the future mix of revenue and business sources; customer retention; project reversals; commitments and contingent liabilities;
         and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
         Generally, the words "anticipate," "believe," "estimate," "expect,"
         "may," and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December
         31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

         The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form
         10-K for the year ended December 31, 2008.

     MD&A Overview
     -------------

         The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months ended March 31, 2009, compared to the corresponding period in 2008.

                                                     During the three months
                                                       ended March 31, 2009
                                                  ------------------------------
          Revenues                                        Decreased 4.8%

          Gross profit                                    Decreased 26.6%

          Operating income                                Decreased 52.1%

          SG&A expense                                    Decreased 1.4%

          Net income                                      Decreased 50.0%



Management's Discussion and Analysis (continued)
------------------------------------------------

                                                                                   As of          As of        As of
Selected Balance Sheet Comparisons                                               March 31,    December 31,    March 31,
----------------------------------                                               ---------    ------------    ---------
                                                                                    2009          2008          2008
                                                                                  --------      --------      --------
                                                                                        (Dollars in Thousands)
                                                                                  ------------------------------------

         Working capital                                                          $ 57,644      $ 58,585      $ 49,317

         Total assets                                                             $135,595      $152,705      $122,715

         Long-term debt and capital leases, net of current portion                $ 21,141      $ 23,857      $ 30,884

         Stockholders' equity                                                     $ 78,887      $ 76,766      $ 60,162

         Long-term debt and capital leases, net of current portion, decreased
         11.7%, or $2.8 million, to $21.1 million at March 31, 2009 from $23.9 million at December 31, 2008. As a percentage of stockholders' equity, long-term debt decreased to 26.8% from 31.1% at these dates. The decrease in long-term debt primarily relates to a $2.5 million pay down on our line of credit. On average, our days sales outstanding increased to 72 days for the three-month period ended March 31, 2009 from 64 days for the twelve-month period ended December 31, 2008 and 62 days for the three-month period ended March 31, 2008. Past due account balances totaling $11.9 million for three significant clients contributed 11 days to our days sales outstanding for the three-month period ended
         March 31, 2009. The Company manages its billing and client collection processes toward reducing days of sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

         Total stockholders' equity increased 2.7%, or $2.1 million, from $76.8 million as of December 31, 2008 to $78.9 million as of March 31, 2009.




Management's Discussion and Analysis (continued)
------------------------------------------------

                                            Consolidated Results of Operations for the Three Months
                                                       Ended March 31, 2009 and 2008
                                                                (Unaudited)

     For the three months ended
           March 31, 2009
       (Dollars in Thousands)           Engineering    Construction   Automation       Land        All Other     Consolidated

Revenue before eliminations              $ 43,115       $ 22,550       $ 20,677       $  9,086      $   --         $ 95,428
Inter-segment eliminations                   (540)        (1,313)           (86)          --            --           (1,939)
                                         --------       --------       --------       --------      --------       --------
         Revenue                           42,575         21,237         20,591          9,086          --           93,489

         Gross profit                       4,616          1,640          2,857          1,371          --           10,484
         SG&A                               1,326            476          1,240            637         3,383          7,062
                                         --------       --------       --------       --------      --------       --------
         Operating income                   3,290          1,164          1,617            734        (3,383)         3,422
                                         --------       --------       --------       --------      --------
         Other income (expense)                                                                                           8
         Tax provision                                                                                               (1,417)
                                                                                                                   --------
         Net income                                                                                                $  2,013
                                                                                                                   ========

     For the three months ended
           March 31, 2008
       (Dollars in Thousands)

Revenue before eliminations              $ 52,035       $ 27,017       $ 10,557       $  8,835      $   --         $ 98,444
Inter-segment eliminations                     (6)          (117)          (155)          --            --             (278)
                                         --------       --------       --------       --------      --------       --------
         Revenue                           52,029         26,900         10,402          8,835          --           98,166

         Gross profit                       9,882          2,028          1,044          1,392          --           14,346
         SG&A                               1,295            703            632            677         3,919          7,226
                                         --------       --------       --------       --------      --------       --------
         Operating income                   8,587          1,325            412            715        (3,919)         7,120
                                         --------       --------       --------       --------      --------
         Other income (expense)                                                                                        (457)
         Tax provision                                                                                               (2,660)
                                                                                                                   --------
         Net income                                                                                                $  4,003
                                                                                                                   ========



Management's Discussion and Analysis (continued)
------------------------------------------------

We recorded net income of $2.0 million, or $0.07 per diluted share, for the three months ended March 31, 2009, compared to net income of $4.0 million, or $0.15 per diluted share, for the corresponding period last year.

     The decline in net income during the three months ended March 31, 2009 was due in part to lower energy commodity prices, lower oil and gas processing margins, and the generally weak economy. These factors have led our clients to spend less through the deferral or cancellation of both capital and maintenance projects. Competition has increased greatly for the amount of project work on the market, putting pressure on our billing rate structures and profit margins. In response to the economic pressures, we have also increased our sales efforts, therefore increasing costs, to focus on winning new work and expanding into new markets and increasing our client base.

     The Company recognizes service revenue as soon as the services are performed. The majority of the Company's service revenue historically has been provided through cost-plus contracts, whereas a majority of our fabrication and turnkey EPC projects revenue has been earned on fixed-price contracts.

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

Industry Overview:

     In the past, many ENGlobal offices have benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters. While some such projects are currently underway, some refiners have now chosen to defer significant new spending given the recent economic conditions, lower refining margins and lower refinery utilization. The Company expects a continuation of compliance-driven refining projects, such as EPA environmental initiatives, DOT pipeline integrity requirements, and OSHA safety-related projects, which may result from increased audits of U.S.-based refineries. Also, the Company is seeing opportunities to upgrade obsolete automation and control systems at existing refineries and to plan and manage turnaround projects.

     The downstream petrochemical industry has historically been a good source of projects for ENGlobal. While not currently as robust as the refining market, we have seen a steady level of both maintenance and small capital projects from this industry. We believe that major grassroots petrochemical



Management's Discussion and Analysis (continued)
------------------------------------------------

     projects will continue to be undertaken overseas, either closer to product demand in emerging economies, or located closer to less expensive feed stocks. We expect that future petrochemical work undertaken in the U.S.
     primarily will consist of smaller capital projects or will be maintenance related.

     Despite past downturns in the industry, pipeline projects have remained fairly constant. Although pipeline projects tend to require fewer engineering man-hours than similarly sized downstream projects, ENGlobal may also provide a pipeline client with several additional services, such as right-of-way acquisition, regulatory permitting, inspection, and construction management. The drivers we see behind growth in domestic pipeline activity include: (1) natural gas transportation away from the Rocky Mountain area and new gas fields in other parts of the country, (2) natural gas transportation related to LNG import facilities, (3) movement of heavy Canadian crude oil into the United States, and (4) movement of refined products from Gulf Coast refineries to the Midwest and Northeast.

     The country's focus on alternative energy has presented the Company with many new project opportunities. The North American Industrial Project
     Spending Index has recently indicated that capital spending for all alternative energy projects exceeds that for refining and pipeline. To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to coal-to-liquids projects, the production of ethanol and biofuels, and the gasification of refinery petroleum coke and other feedstocks as an energy source. In addition, the Company has begun pursuing business on electric transmission and distribution projects, as a large amount of capital spending is expected for transporting renewable electric energy produced in remote areas to population centers. In many cases, alternative energy projects are being developed by new and smaller firms, rather than our larger, traditional clients.

     Tightening credit markets have triggered substantial uncertainty with respect to the funding of capital expenditures by our customers, and oil and natural gas prices have fallen substantially from their highs in summer
     2008. These changes have impacted general business conditions and may continue to reduce demand for certain of our products and services. As mentioned above, some refiners have chosen to defer and cancel significant new spending given the recent narrowing of energy processing margins.
     Although we are not immune to the current financial and economic events as evidenced by lower revenues in our Engineering and Construction segments, as well as by our lower consolidated net profits, we believe each of ENGlobal's business segments is well positioned within the industry for the following reasons:

     o    About half of the states in the U.S. have enacted Renewable Portfolio
          Standards, which mandate a timeline and percentage for electricity generation from renewable sources such as wind, solar, geothermal, and biomass. Also, the Investment Tax Credit for these renewable energy projects was due to expire on December 31, 2008, but was extended as part of the recent stimulus legislation. We believe these two factors, working together will serve to drive demand for alternative energy projects in the future.

     o Facilities in the energy industry, as well as in many other industries, are aging. No grass roots refinery has been built in the U.S. since 1976, and many of the country's large pipelines were installed over 50 years ago. We anticipate that maintaining and rebuilding this aging infrastructure - an ENGlobal core competency - will benefit our Company.

     o ENGlobal has served many of our valued clients over a long period of time, and these strong alliance relationships are the foundation of our business. While some clients are basing their purchasing decisions on overall costs rather than existing relationships, we are seeing continued project awards from our long-term clients.

     o Our business relies primarily on small to mid-sized projects, many of which fall into the "run and maintain" category. We are not as dependent on large capital projects as many of our competitors. As a result, although we have been affected by delayed or cancelled capital project work and by clients awarding new capital project work based on





Management's Discussion and Analysis (continued)
------------------------------------------------

          price, the impact on our business has not been as significant as it might otherwise have been. In addition, we anticipate that our entry into the renewable energy market will create potential for future growth.

     o A significant part of our Automation segment's work is driven by our clients' need to replace aging and obsolete distributed control system
          (DCS) and analytical equipment. While some of these expenditures can be deferred, the need to replace DCS and other equipment has historically provided a reliable and recurring source of projects. We expect to benefit as manufacturers are currently phasing out their support for heritage DCS platforms with a large installed based, and our clients will therefore need to migrate to newer DCS platforms. We are focusing our efforts on improving operational efficiencies that will allow us to fully capitalize on these opportunities.

     The specific segment information contained in this Item provides further detail regarding the reasons for changes in our financial performance from period to period.

Revenue:
     Revenue decreased $4.7 million, or 4.8%, to $93.5 million for the three months ended March 31, 2009, from $98.2 million for the comparable prior-year period. Of the decrease, approximately $9.5 million is attributable to our Engineering segment and $5.7 million to our Construction segment, while we had increases in our Land segment of $0.3 million and our Automation segment of $10.2 million. Many of our clients have delayed or canceled scheduled capital projects due to the economy in general as well as lower oil prices. They are focusing more on run and maintain type smaller projects. Competition has increased greatly for the amount of project work on the market.

Gross Profit:
     Gross profit decreased $3.8 million, or 26.6%, to $10.5 million for the three months ended March 31, 2009, from $14.3 million for the comparable prior-year period. The $3.8 million decrease in gross profit is attributable to approximately $3.1 million in higher costs and increased procurement services and a $0.7 million decrease in revenue.

     As a percentage of revenue, gross profit decreased 3.4% from 14.6% for the three months ended March 31, 2008, to 11.2% for the three months ended
     March 31, 2009. The decrease in gross profit margin as a percentage of revenue primarily relates to renegotiations of existing contracts to lower margins, increased overhead costs to retain employees even though our level of work has decreased, and increased overhead costs to expand our marketing to new sectors and new clients.

Selling, General, and Administrative:
     As a percentage of revenue, total SG&A expense increased 0.2% to 7.6% for the three months ended March 31, 2009, from 7.4% for the comparable period in 2008. Total expense for SG&A decreased $0.1 million, or 1.4%, to $7.1 million for the three months ended March 31, 2009, from $7.2 million for the comparable prior-year period.

Operating Income:
     Operating income decreased approximately $3.7 million, or 52.1%, to $3.4 million for the three months ended March 31, 2009, from $7.1 million for the same period in 2008. As a percentage of revenue, operating income decreased 3.6% to 3.6% for the three months ended March 31, 2009, from 7.2% for the comparable prior-year period. Operating income decreased due to the lower revenue levels as well as increased costs for both new sales efforts and maintaining core employees during a time of decreasing projects.



Management's Discussion and Analysis (contined)
-----------------------------------------------

Other Expense, net:
     Other expense decreased $465,000 to an income of $8,000 for the three months ended March 31, 2009. We had other expense of $457,000 for the comparable prior-year period. This is due to our expected receipt in 2009 of $300,000 from our Hurricane Ike insurance claim, with the remainder of the expense reduction due to lower interest expense.

Tax Provision:
     Income tax expense decreased $1.3 million, or 48.1%, to $1.4 million for the three months ended March 31, 2009, from $2.7 million for the comparable prior-year period. The estimated effective tax rate was 41.3% for the three months ended March 31, 2009, compared to 39.9% for the comparable prior-year period.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences.
     Estimates at March 31, 2009 are based on results of the 2008 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2009.

Net Income:
     Net income for the three months ended March 31, 2009 decreased $2.0 million, or 50.0%, to $2.0 million from $4.0 million for the comparable prior-year period. As a percentage of revenue, net income decreased 2.0% to 2.1% for the three months ended March 31, 2009, from 4.1% for the three months ended March 31, 2008.

Liquidity and Capital Resources
------------------------------

Overview
     The Company defines liquidity as its ability to pay liabilities as they become due, fund our operations and meet monetary contractual obligations.
     Our primary source of funds to meet liquidity needs during the period ended
     March 31, 2009 was borrowings under our senior revolving credit facility.
     Cash on hand at March 31, 2009 totaled $4.2 million and availability under the credit facility totaled $29.1 million, resulting in cash and previously arranged borrowing capacity to meet additional liquidity needs of $33.3 million. As of March 31, 2009, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

     At March 31, 2009, the amount outstanding on the Company's line of credit was $20.0 million compared to $29.7 million at March 31, 2008.

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

     The competitive contracting environment exposes us to situations where our clients may become unable or unwilling to complete a contract and meet their obligations to us in the normal course of business. These situations cause unexpected liquidity requirements, lower than expected profits and even losses. We currently are financing more than $8.6 million relating to the SLE Project, described more fully in Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form
     10-Q. While this situation has caused the Company to incur higher interest costs than would otherwise have been incurred, our liquidity remains sufficient to meet our objectives.



Management's Discussion and Analysis (continued)
------------------------------------------------

     Despite the Company's favorable liquidity situation, cash and the availability of cash could be materially restricted if:

     (1)  circumstances prevent the timely internal processing of invoices,
     (2) amounts billed are not collected or are not collected in a timely manner,
     (3)  project mix shifts from cost-reimbursable to fixed-price contracts,
     (4)  the Company loses one or more of its major customers,
     (5) the Company experiences material cost overruns on fixed-price contracts,
     (6) our client mix shifts from our historical owner-operator client base to more developer-based clients,
     (7)  acquisitions are not accretive or are not integrated timely, or
     (8)  we are unable to meet the covenants of the Credit Facility.

     If any such event occurs, we would be forced to consider alternative financing options, if such options are available given current market conditions.

Cash Flows from Operating Activities:
     Operations generated approximately $8.2 million in net cash for the three months ended March 31, 2009, compared with net cash used by operations of $0.4 million during the same period in 2008.

     The primary changes in working capital accounts during the period were:

     o    Decreased Trade Receivables - The decrease of $20.7 million from
          December 31, 2008, was primarily the result of an overall decline in operating activity. Our collections on past due Accounts Receivable balances continue to improve although our days sales outstanding has increased from 62 days for the three-month period ended March 31, 2008 and 64 days for the twelve-month period ended December 31, 2008 to 72 days at the end of the three-month period ended March 31, 2009. The primary reasons for the increase in our days sales outstanding were three past due client accounts totaling $11.9 million which added 11 days to our days sales outstanding for the three-month period ending
          March 31, 2009.

     o    Decreased Accounts Payable - The decrease of $6.8 million from
          December 31, 2008, was primarily the result of payouts of vendor and sub-contractor charges incurred by our Automation segment due to increased operating activity during the three months ended December
          31, 2008.

     o Decreased Accrued Compensation and Benefits - The decrease of $9.2 million from December 31, 2008 was primarily due to timing of bi-weekly payroll and benefits payments at March 31, 2009 as well as a decrease of approximately 200 employees.



Management's Discussion and Analysis (continued)
------------------------------------------------

Engineering Segment Results
---------------------------

                                                   Three Months Ended
                                                       March 31,
                                      -------------------------------------------
                                             2009                    2008
                                      -------------------     -------------------
                                                  Dollars in Thousands)
                                      -------------------------------------------

Revenue before eliminations           $ 43,115                $ 52,035
Inter-segment eliminations                (540)                     (6)
                                      --------                ---------
     Total revenue                    $ 42,575                $ 52,029
                                      ========                ========

     Detailed revenue:
         Detail-design                $ 30,506      71.7%     $ 37,935      72.9%
         Field services                 10,493      24.6%       12,988      25.0%
         Procurement services              309       0.7%           34       0.1%
         Fixed-price                     1,267       3.0%        1,072       2.0%
                                      --------                --------
     Total revenue:                     42,575     100.0%       52,029     100.0%

     Gross profit:                       4,616      10.8%        9,882      19.0%

     Operating SG&A expense:             1,326       3.1%        1,295       2.5%
                                      --------                --------

     Operating income:                $  3,290       7.7%     $  8,587      16.5%
                                      ========                ========


Overview of Engineering Segment:
     Our Engineering segment has been affected by the current economic conditions. Many of our clients have delayed or canceled scheduled capital projects due to the economy in general and lower commodity prices, as well as lower energy processing margins. They are focusing more on run and maintain type smaller projects. Competition has increased greatly for the amount of project work on the market. We still have certain clients that have been particularly strong for us from whom we continue to receive project awards. We are also focusing on increased marketing efforts not only to expand our opportunities in the chemical, refining and pipeline sectors, but to also grow into other markets within the energy and infrastructure sector.

Revenue:
     Engineering segment revenue decreased $9.4 million, or 18.1%, to $42.6 million for the three months ended March 31, 2009, from $52.0 million for the comparable prior-year period.

     The decrease in Engineering segment revenue resulted primarily from decreased demand for engineering and related professional services for energy related projects. Generally, the first quarter of the year is slower due to client budgeting processes. However, we have also been affected by delayed or canceled capital project work by our clients in reaction to the current economy. Renewable energy appears to be an emerging area of activity and potential growth, with the Company currently focused on biofuels, gasification of various feedstocks, and other biomass processes.

     Our detail-design services decreased 19.5%, or $7.4 million, to $30.5 million for the three months ended March 31, 2009, from $37.9 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue during these periods, detail-design revenue decreased 1.2% to 71.7% in 2009 from 72.9% in 2008. The decrease is related to the lower amount of capital project work available for the reasons described above.



Management's Discussion and Analysis (continued)
------------------------------------------------

     Our field services revenues decreased 19.2%, or $2.5 million, to $10.5 million for the three months ended March 31, 2009, from $13.0 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue during these periods, field services revenue decreased 0.4% to 24.6% in 2009 from 25.0% in 2008.

     Revenue from procurement services increased 808.8%, or $275,000, to $309,000 for the three months ended March 31, 2009, from $34,000 for the comparable period in 2008. As a percentage of the total Engineering segment revenue, procurement services revenue increased 0.6% to 0.7% for the three months ended March 31, 2009, from 0.1% for the comparable period in 2008.
     The increase is directly related to rebuilding a single refinery. We do not anticipate that a similar project will replace this project on its completion. Procurement services include subcontractor placements, equipment purchases, and other procurement activities necessary to rebuild the damaged facilities.

     Fixed-price revenue increased 18.2%, or $0.2 million, to $1.3 million for the three months ended March 31, 2009, from $1.1 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue, fixed-price revenue increased 1.0% to 3.0% for the three months ended March
     31, 2009, from 2.0% for the comparable period in 2008. Due to the current economy, more clients are requesting work to be performed on a fixed price basis to control their costs and shift risk to their contractors.

Gross Profit:
     Our Engineering segment's gross profit decreased $5.3 million, or 53.5%, to $4.6 million for the three months ended March 31, 2009, from $9.9 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue, gross profit decreased by 8.2% to 10.8% from 19.0% for the three months ended March 31, 2009 and 2008, respectively. Of the overall
     $5.3 million decrease in gross profit, $3.5 million was attributable to increased costs, while decreased revenues contributed to $1.8 million of overall decrease. Generally, clients are awarding new work based on competitive bidding. In response to the decrease in work, we have decreased our number of employees. However, realization of the cost savings associated with reducing our workforce lags a period of increased overhead costs associated with employees being removed from projects and being carried as non-billable employees prior to termination.

Selling, General, and Administrative:
     Our Engineering segment's SG&A expense remained stable at $1.3 million for the three months ended March 31, 2009 and the comparable period in 2008. As a percentage of the total Engineering segment revenue, due to the decline in revenue, the segment's SG&A costs increased by 0.6% to 3.1% from 2.5% for the three months ended March 31, 2009 and 2008, respectively.

Operating Income:
     Operating income for the Engineering segment decreased $5.3 million, or 61.6%, to $3.3 million for the three months ended March 31, 2009, from $8.6 million for the comparable prior-year period. As a percentage of the total
     Engineering segment revenue, operating income decreased by 8.8% to 7.7% for the three months ended March 31, 2009, from 16.5% for the comparable prior-year period.




Management's Discussion and Analysis (continued)
------------------------------------------------

Construction Segment Results
----------------------------

                                                  Three Months Ended
                                                       March 31,
                                       ------------------------------------------
                                               2009                   2008
                                       ------------------      ------------------
                                                  Dollars in Thousands)
                                       ------------------------------------------

Revenue before eliminations            $ 22,550                $ 27,017
Inter-segment eliminations               (1,313)                   (117)
                                       --------                --------
     Total revenue                     $ 21,237                $ 26,900
                                       ========                ========

     Detailed revenue:
         Inspection                    $ 18,203     85.7%      $ 23,394     87.0%
         Construction services            3,034     14.3%         3,506     13.0%
                                       --------                --------
     Total revenue:                      21,237    100.0%        26,900    100.0%

     Gross profit:                        1,640      7.7%         2,028      7.5%

     Operating SG&A expense:                476      2.2%           703      2.6%
                                       --------                --------

     Operating income:                 $  1,164      5.5%      $  1,325      4.9%
                                       ========                ========

Overview of Construction Segment:
     The construction group provides construction management personnel and inspection services in the areas of mechanical integrity, vendor and turnaround surveillance, field support, construction, and high-tech maintenance. Our construction management business provides project managers, instrument technicians, clerical staff, and construction personnel.

Revenue:
     Our Construction segment's revenue decreased $5.7 million, or 21.2%, to $21.2 million for the three months ended March 31, 2009, from $26.9 million for the comparable prior-year period.

     Due to the current economic environment, we have experienced decline in our inspection related revenue as a result of project delays, primarily in the area of pipeline construction. We expect that the work for this area will remain down through most of the remainder of this year. Inspection related revenues decreased $5.2 million, or approximately 22.2%, to $18.2 million for the three months ended March 31, 2009, from $23.4 million for the comparable prior-year period.

     Construction services revenues decreased $0.5 million, or 14.3%, to $3.0 for the three months ended March 31, 2009, from $3.5 million for the comparable period in 2008. Revenue in this area decreased slightly due to the delay or cancellation of projects by our clients in response to the current economy. However, we have been focusing on some new opportunities with both biofuels technology providers and gasification technology providers.

     The Construction segment has taken action to develop new business by adding new sales personnel.



Management's Discussion and Analysis (continued)
------------------------------------------------

Gross profit:
     Our Construction segment's gross profit decreased approximately $0.4 million, or 20.0%, to $1.6 million for the three months ended March 31, 2009, from $2.0 million for the comparable prior-year period and, as a percentage of the total Construction segment revenue, gross profit increased by 0.2% to 7.7% from 7.5% for the respective periods. The decrease in gross profit is primarily attributable to the overall decrease in available work and increased costs incurred in connection with our efforts to win new work resulting in higher overhead costs.

Selling, General, and Administrative:
     Our Construction segment's SG&A expense decreased $0.2 million, or 28.6%, to $0.5 million for the three months ended March 31, 2009, from $0.7 million for the same period in 2008. As a percentage of the total
     Construction segment revenue, SG&A expense decreased by 0.4% to 2.2% from 2.6% for the respective periods. The decrease in SG&A expense was related to reductions in salaries and related employee expenses.

Operating Income:
     Our Construction segment's operating income decreased $0.1 million, or 7.7%, to $1.2 million for the three months ended March 31, 2009, from $1.3 million for the comparable prior-year period. The decrease in operating income is primarily attributable to decreased revenue in our inspection services and our increased costs to win new work. As a percentage of the total Construction segment revenue, operating income increased by 0.6% to 5.5% for the three months ended March 31, 2009, from 4.9% for the comparable prior-year period.



Management's Discussion and Analysis (continued)
------------------------------------------------

Automation Segment Results
--------------------------

                                                  Three Months Ended
                                                       March 31,
                                    ----------------------------------------------
                                             2009                     2008
                                    --------------------      --------------------
                                                  (Dollars in Thousands)
                                    ----------------------------------------------

Revenue before eliminations         $ 20,677                  $ 10,557
Inter-segment eliminations               (86)                     (155)
                                    --------                  --------
     Total revenue                  $ 20,591                  $ 10,402
                                    ========                  ========

     Detailed revenue:
         Fabrication                $  7,194       34.9%      $  6,683       64.3%
         Non-fabrication              13,397       65.1%         3,719       35.7%
                                    --------                  --------
     Total revenue:                   20,591      100.0%        10,402      100.0%

     Gross profit:                     2,857       13.9%         1,044       10.0%

     Operating SG&A expense:           1,240        6.0%           632        6.1%
                                    --------                  --------

     Operating income:              $  1,617        7.9%      $    412        4.0%
                                    ========                  ========

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

Revenue:
     Our Automation segment's revenue increased approximately $10.2 million, or 98.1%, to $20.6 million for the three months ended March 31, 2009, from $10.4 million for the comparable prior-year period. This increase was primarily attributable to increased work due to Hurricane Ike recovery projects that included high levels of purchased materials. In addition, approximately $2.1 million of our revenue increase came from the acquisition of Advanced Control Engineering LLC in September 2008. Our
     Automation segment has put a new focus on marketing not only to our existing client base, but also expanding our client base outside of the energy sector. We will also be focusing on both domestic and international clients to expand our revenue base.

Gross profit:
     The Automation segment's gross profit increased approximately $1.9 million, or 190.0%, to $2.9 million for the three months ended March 31, 2009, from $1.0 million for the comparable prior-year period. As a percentage of the total Automation segment revenue, gross profit increased by 3.9% to 13.9%, from 10.0% for the three months ended March 31, 2009 and 2008, respectively.



Management's Discussion and Analysis (continued)
------------------------------------------------

Selling, General, and Administrative:
     Our Automation segment's SG&A expense increased $0.6 million, or 100.0%, to $1.2 million for the three months ended March 31, 2009 from $0.6 million for the three months ended March 31, 2008. Increases in salaries and related employee expenses of $0.3 million and facilities expenses of $0.2 million make up the primary increase, with the remainder based on increases in associate relations, professional services and taxes. As a percentage of the total Automation segment revenue, SG&A expense decreased by 0.1% to 6.0%, from 6.1% for the three months ended March 31, 2009 and 2008, respectively.

Operating Income:
     Operating income increased $1.2 million, or 300.0%, to $1.6 million for the three months ended March 31, 2009 from $0.4 million for the three months ended March 31, 2008. As a percentage of the total Automation segment revenue, operating income also increased by 3.9% to 7.9% for the three months ended March 31, 2009, from 4.0% for the comparable prior-year period.




Management's Discussion and Analysis (continued)
------------------------------------------------

Land Segment Results
--------------------

                                                 Three Months Ended
                                                     March 31,
                                      ----------------------------------------
                                            2009                   2008
                                      ----------------      ------------------
                                                (Dollars in Thousands)
                                      ----------------------------------------

Revenue before eliminations           $9,086                $8,835
Inter-segment eliminations              --                     --
                                      ------                ------
     Total revenue                     9,086    100.0%       8,835      100.0%

     Gross profit:                     1,371     15.1%       1,392       15.8%

     Operating SG&A expense:             637      7.0%         677        7.7%
                                      ------                ------

     Operating income:                $  734      8.1%      $  715        8.1%
                                      ======                ======

Overview of Land Segment:
     Our Land segment possesses a long, reputable history of land management expertise in title research, permitting and acquisition. We provide land and right of way consulting services and a broad menu of complementary solutions primarily to the energy, utility, transportation, electric power and government sectors. We have successfully built a reputation for quality, budget management and focused objectives, as long term alliance partners with our clients.

     The Land segment was formed out of our acquisition of WRC Corporation in May 2006, which was renamed ENGlobal Land, Inc. in January 2008. The Land segment provides services to a cross-section of clients in the energy markets. As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, we anticipate that the Land segment will have additional project opportunities.

Revenue:
     The Land segment's revenue increased approximately $0.3 million, or 3.4%, to $9.1 million for the three months ended March 31, 2009, from $8.8 million for the comparable prior-year period. This increase in Land segment revenue is primarily attributable to expanded market opportunities in the energy and alternative energy industries, as well as expansion geographically with services being provided throughout the United States.

Gross profit:
     The Land segment's gross profit remained stable at $1.4 million for the three months ended March 31, 2009 and March 31, 2008. As a percentage of the total Land segment revenue, gross profit decreased by 0.7% to 15.1%, from 15.8% for the three months ended March 31, 2009 and 2008, respectively.

Selling, General, and Administrative:
     The Land segment's SG&A expense decreased approximately $40,000, or 5.9%, to $637,000 for the three months ended March 31, 2009, from $677,000 for the same period in 2008. As a percentage of the total Land segment revenue, SG&A expense decreased by 0.7% to 7.0%, from 7.7% for the three months ended March 31, 2009 and 2008, respectively. Decreases in SG&A costs for the three months ended March 31, 2009 were related to a reduction of bad debt expense in the amounts of $25,000 and $19,000 for office expenses.



Management's Discussion and Analysis (continued)
------------------------------------------------

Operating Income:
     The Land segment recorded an operating income of $0.7 million for both the three months ended March 31, 2009 and the three months ended March 31, 2008. As a percentage of the total Land segment revenue, operating income was 8.1% for both the three months ended March 31, 2009 and for the same period in 2008.







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

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility (the "Credit
     Facility"). As of March 31, 2009, $20.0 million had been borrowed under the Credit Facility, accruing interest at an average rate of 2.92% per year, excluding amortization of prepaid financing costs. If it becomes necessary for the Company to replace the Credit Facility in the current economic environment, it may not be able to obtain as favorable a rate structure as the existing arrangement.

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

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

     Changes in Internal Control over Financial Reporting

     No changes in our internal control over financial reporting occurred during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company received notice of an action filed in the 234th District Court for Harris County, TX on or about March 20, 2009, seeking declaratory relief to clear title to real property and improvements owned by Bigler Chemical on which ENGlobal Engineering, Inc. ("EEI") had filed a statutory mechanics lien statement in the amount of $3,169,000 on or about February 18, 2009. Bigler also claims breach of contract by EEI and monetary damages. The Company filed its Answer and Counterclaim for damages on breach of contract, for its attorneys' fees and costs, and to foreclose on its lien interest on April 27, 2009.

As discussed in Note 9 above, in the first quarter of 2007 ENGlobal Engineering, Inc. and South Louisiana Ethanol, LLC ("SLE") executed an agreement for EPC services relating to the retro-fit of an ethanol plan in southern Louisiana. The history of the SLE Project is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and is discussed further in the Company's
Annual Report on Form 10-K for the year ended December 31, 2007. Due to the continued failure of SLE to obtain permanent financing, on May 30, 2008, the Company filed suit in the United States District Court for the Eastern District of Louisiana, Cause Number 08-3601. The Company is seeking damages of $15.8 million.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form
10-Q, you should carefully consider the factors discussed in Part I, "Item 1A.
Risk Factors" in our Annual Report on Form 10-K for the year ended December 31,
2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only additional risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.



ITEM 6.  EXHIBITS



                                                                             Incorporated by Reference to:
                                                                   -------------------------------------------------
Exhibit No.                                                         Form or                 Filing Date     SEC File
                                 Description                       Schedule    Exhibit No.    with SEC       Number
                                 -----------                       --------    ----------   -----------     --------


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

         3.3  Amended and Restated Bylaws of Registrant dated        10-K          3.3      03/28/08      001-14217
              November 6, 2007

         3.4  Amendments to Amended and Restated Bylaws of           10-Q          3.2      05/07/08      001-14217
              Registrant dated April 29, 2008.

       *10.1 Fifth Amendment to the ENGlobal 401(K) Plan effective January 1, 1009.

       *31.1 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the First
              Quarter 2009

       *31.2 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the First
              Quarter 2009

       *32.0  Certification Pursuant to Rule 13a - 14(b) of the Securities
              Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2009


*Filed herewith

                                       32

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENGlobal Corporation

Dated:   May 11, 2009

                                      By:  /s/ Robert W. Raiford
                                           -------------------------------------
                                           Robert W. Raiford
                                           Chief Financial Officer and Treasurer