Form 10-Q
period 2009-06-30
ENGLOBAL CORP
filed 2009-08-10
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

                                   88-0322261
                                   ----------
                      (I.R.S. Employer Identification No.)



   654 N. Sam Houston Parkway E., Suite 400, Houston, TX        77060-6033
   -----------------------------------------------------        ----------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                 Yes [ ] No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of August 3, 2009.

       $0.001 Par Value Common Stock                   27,352,159 shares

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2009

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

Part I.     Financial Information

     Item 1.    Financial Statements

                Condensed Consolidated Statements of Income for the
                  Three Months and Six Months Ended June 30, 2009 and
                  June 30, 2008                                                4

                Condensed Consolidated Balance Sheets at June 30, 2009
                  and December 31, 2008                                        5

                Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2009 and June 30, 2008             6

                Notes to Condensed Consolidated Financial Statements        7-15

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        16-35

                    Engineering Segment Results                               27
                    Construction Segment Results                              30
                    Automation Segment Results                                32
                    Land Segment Results                                      34

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk    36

     Item 4.    Controls and Procedures                                       36

Part II.    Other Information

     Item 1.    Legal Proceedings                                             37

     Item 1A.   Risk Factors                                                  37

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds   37

     Item 3.    Defaults Upon Senior Securities                               37

     Item 4.    Submission of Matters to a Vote of Security Holders           37

     Item 5.    Other Information                                             38

     Item 6.    Exhibits                                                      38

                Signatures                                                    39


                                    PART I. - FINANCIAL INFORMATION
                                    -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                          ENGlobal Corporation
                               Condensed Consolidated Statements of Income
                                               (Unaudited)
                                         (Dollars in thousands)



                                                        For the Three Months       For the Six Months
                                                           Ended June 30,            Ended June 30,
                                                       ----------------------    ----------------------

                                                          2009         2008         2009         2008
                                                       ---------    ---------    ---------    ---------

Revenues                                               $  79,879    $ 136,011    $ 173,368    $ 234,177
Operating costs                                           72,832      115,710      155,837      199,530
                                                       ---------    ---------    ---------    ---------
Gross profit                                               7,047       20,301       17,531       34,647

Selling, general and administrative                        6,751        8,701       13,858       15,927
                                                       ---------    ---------    ---------    ---------
Operating income                                             296       11,600        3,673       18,720

Other income (expense):
     Other income (expense)                                 (113)          59          151           85
     Interest income (expense), net                         (120)        (413)        (331)        (896)
                                                       ---------    ---------    ---------    ---------
Income before income taxes                                    63       11,246        3,493       17,909

Provision for federal and state income taxes                  13        4,544        1,430        7,204
                                                       ---------    ---------    ---------    ---------

Net income                                             $      50    $   6,702    $   2,063    $  10,705
                                                       =========    =========    =========    =========

Net income per common share:
     Basic                                             $    0.00    $    0.25    $    0.08    $    0.40
     Diluted                                           $    0.00    $    0.24    $    0.07    $    0.39

Weighted average shares used in computing net income
  per share (in thousands):
     Basic                                                27,298       27,096       27,297       27,078
     Diluted                                              27,585       27,641       27,542       27,576



             See accompanying notes to interim condensed consolidated financial statements.


                                         ENGlobal Corporation
                                 Condensed Consolidated Balance Sheets
                                              (Unaudited)
                                        (Dollars in thousands)

                                                 ASSETS
                                                 ------
                                                                                   June 30,    December 31,
                                                                                     2009         2008
                                                                                   ---------    ---------
Current Assets:
     Cash                                                                          $     849    $   1,000
     Trade receivables, net                                                           61,136       96,023
     Prepaid expenses and other current assets                                         1,827        2,392
     Notes receivable                                                                  4,875         --
     Current portion of long term notes receivable                                        50           59
     Costs and estimated earnings in excess of billings on uncompleted contracts       7,455        6,913
     Federal and state income taxes receivable                                         1,299         --
     Deferred tax asset                                                                4,281        4,281
                                                                                   ---------    ---------
         Total Current Assets                                                      $  81,772    $ 110,668

Property and equipment, net                                                            6,914        5,744
Goodwill                                                                              21,528       21,457
Other intangible assets, net                                                           4,284        5,000
Long term notes receivable, net of current portion                                     8,620        8,636
Deferred tax asset, non-current                                                          153          153
Other assets                                                                             910        1,047
                                                                                   ---------    ---------

         Total Assets                                                              $ 124,181    $ 152,705
                                                                                   =========    =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

Current Liabilities:
     Accounts payable                                                              $   8,967    $  18,830
     Accrued compensation and benefits                                                16,836       24,432
     Notes payable                                                                       234        1,058
     Current portion of long-term debt and leases                                      1,045        1,861
     Deferred rent                                                                       473          416
     Billings and estimated earnings in excess of costs on uncompleted contracts       2,307          208
     Federal and state income taxes payable                                             --          2,472
     Other current liabilities                                                         1,006        2,805
                                                                                   ---------    ---------
         Total Current Liabilities                                                 $  30,868    $  52,082

Long-Term Debt and Lease, net of current portion                                      14,196       23,857
                                                                                   ---------    ---------

         Total Liabilities                                                         $  45,064    $  75,939
                                                                                   ---------    ---------

Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,352,159 and 27,294,852 shares issued and outstanding at June 30, 2009 and
        December 31, 2008, respectively                                            $      27    $      27
     Additional paid-in capital                                                       36,697       36,415
     Retained earnings                                                                42,503       40,439
     Accumulated other comprehensive income (loss)                                      (110)        (115)
                                                                                   ---------    ---------

         Total Stockholders' Equity                                                $  79,117    $  76,766
                                                                                   ---------    ---------

         Total Liabilities and Stockholders' Equity                                $ 124,181    $ 152,705
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


                                            ENGlobal Corporation
                              Condensed Consolidated Statements of Cash Flows
                                                (Unaudited)
                                           (Dollars in thousands)

                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                         2009        2008
                                                                                       --------    --------
Cash Flows from Operating Activities:
     Net income                                                                        $  2,063    $ 10,705
     Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Depreciation and amortization                                                    2,611       2,245
         Share-based compensation expense                                                   345         816
         (Gain)/Loss on disposal of property, plant and equipment                            45         (85)
         Deferred income taxes                                                             --          (180)
     Changes in current assets and liabilities, net of acquisitions:
         Trade accounts and other receivables                                            30,011     (28,745)
         Costs and estimated earnings in excess of billings on uncompleted contracts       (541)      2,477
         Prepaid expenses and other assets                                                  446         400
         Accounts payable                                                                (9,863)     11,265
         Accrued compensation and benefits                                               (7,596)      5,016
         Billings in excess of costs and estimated earnings                               2,099        (575)
         Other liabilities                                                               (1,876)        (79)
         Income taxes receivable/payable                                                 (3,771)      1,256
                                                                                       --------    --------
         Net cash provided by (used in) operating activities                           $ 13,973    $  4,516
                                                                                       --------    --------

Cash Flows from Investing Activities:
     Property and equipment acquired                                                     (2,855)     (1,336)
     Proceeds from note receivable                                                           24          76
     Proceeds from sale of other assets                                                       3         383
                                                                                       --------    --------

         Net cash used in investing activities                                         $ (2,828)   $   (877)
                                                                                       --------    --------

Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                                         (9,282)     (2,317)
     Proceeds from issuance of common stock                                                --         1,080
     Borrowing (repayments) under capital lease                                             (86)        500
     Long-term debt repayments                                                           (1,933)     (1,418)
                                                                                       --------    --------

         Net cash (used in) provided by financing activities                           $(11,301)   $ (2,155)
                                                                                       --------    --------
Effect of Exchange Rate Changes on Cash                                                       5         (48)
                                                                                       --------    --------
         Net change in cash                                                                (151)      1,436
Cash, at beginning of period                                                              1,000         908
                                                                                       --------    --------
Cash, at end of period                                                                 $    849    $  2,344
                                                                                       ========    ========


              See accompanying notes to interim condensed consolidated financial statements.

                                                    6

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all of its wholly-owned subsidiaries and all significant inter-company accounts and transactions have been eliminated in the consolidation.

     The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us," or "our") included herein are unaudited for the three month and six month periods ended June 30, 2009 and 2008, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2008, have been derived from the audited financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE 2 - CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

     A summary of critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2008 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operation in our 2008 Annual Report on Form 10-K.

     On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management's assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS No. 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity's financial statements. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. SFAS No. 165 is effective prospectively for interim and annual financial periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 for its reporting period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

NOTE 3 - SHARE-BASED COMPENSATION

     The Company's 1998 Incentive Plan ("Option Plan") that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each subsequent year until they are fully vested. Stock options issued to directors vested quarterly over a one-year period. As of August 3, 2009, 1,156,104 shares of Common Stock remained subject to outstanding awards previously granted under the Option Plan.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     The Company's stockholders approved a new 2009 Equity Incentive Plan
     ("Equity Plan") in June 2009 that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to executives and management, if any, will vest over four-year periods, one-fifth at grant date and one-fifth at December
     31 of each subsequent year until they are fully vested. Grants to directors vest quarterly over a one-year period. The Company anticipates that the shares available in this plan will be used primarily to compensate independent directors.

     Total share-based compensation expense in the amount of $197,000 and $429,000 was recognized during the three months ended June 30, 2009 and 2008, respectively. Total share-based compensation expense in the amount of $345,000 and $816,000 was recorded during the six months ended June 30, 2009 and 2008, respectively. Share-based compensation expense is recorded in selling, general and administrative expense.

     Stock Options

     Compensation expense related to outstanding non-vested stock option awards under the Option Plan of $481,000 had not been recognized at June 30, 2009.
     This compensation expense is expected to be recognized over a weighted-average period of approximately 22 months.

     The following table summarizes stock option activity through the second quarter of 2009:

                                                      Weighted    Weighted Average
                                                       Average       Remaining      Aggregate
                                       Number of      Exercise      Contractual     Intrinsic
                                        Options         Price       Term (Years)  Value (000's)*
                                      -----------   -------------   ------------  --------------
     Balance at December 31, 2008      1,173,206    $        6.82           5.4    $        626
         Granted                               -                -             -               -
         Exercised                             -                -             -               -
         Canceled or expired             (17,102)            8.89             -               -
                                      -----------   -------------    ----------    ------------

     Balance at June 30, 2009          1,156,104    $        6.79           6.0    $      1,077
                                      ===========   =============    ==========    ============

     Exercisable at June 30, 2009      1,045,504    $        6.42           5.7    $      1,077
                                      ===========   =============    ==========    ============

     *Based on average stock price through the second quarter of 2009 of $4.44 per share. The average stock price for the same period in 2008 was $10.11 per share. The total fair value of vested options outstanding as of June
     30, 2009 and 2008 was $1.1 million and $5.0 million, respectively.

     The total intrinsic value of options exercised was $967,000 for the six months ended June 30, 2008. There were no options exercised during the six months ended June 30, 2009.

     Restricted Stock Unit Awards

     On August 8, 2008, the Company granted restricted stock units equivalent to 6,420 shares of common stock to each of its three non-employee directors.
     These restricted stock units, granted outside of the Option Plan, were intended to compensate and retain the directors over the one-year service period commencing July 1, 2008. The fair value of the award was $93,411 per director based on the market price of $14.55 per share on the date granted.
     Upon vesting, which was equally at quarterly intervals, the units were convertible into cash based on the then market price of the Company's shares at each respective vesting date. Each director's vested units were settled for the cash value of $41,698 on or before July 17, 2009.


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     Restricted Stock Awards

     On June 18, 2009, the Company granted restricted stock awards equivalent to 15,625 shares of common stock to each of its three non-employee directors.
     These restricted stock awards are intended to compensate and retain the directors over the one-year service period commencing July 1, 2009. The fair value of the awards was $80,000 per director based on the market price of $5.12 per share of the Company's stock on the date the awards were granted. The restricted stock awards vest in equal quarterly installments beginning on September 30, 2009, so long as the grantee continues to serve as an independent director of the Company. Recognition of compensation expense related to the restricted stock awards of $240,000 will commence in the third quarter of 2009, to be expensed straight line over the vesting period.

NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2009 and December 31, 2008:

                                                                                  June 30,    December 31,
                                                                                    2009         2008
                                                                                  ----------------------
                                                                                  (Dollars in thousands)
                                                                                  ----------------------

     Costs incurred on uncompleted contracts                                       $ 30,685    $ 24,893
     Estimated earnings (losses) on uncompleted contracts                             6,054       5,280
                                                                                   --------    --------
         Earned revenues                                                             36,739      30,173
     Less: billings to date                                                          31,591      23,468
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  5,148    $  6,705
                                                                                   ========    ========

     Costs and estimated earnings in excess of billings on uncompleted contracts   $  7,455    $  6,913
     Billings and estimated earnings in excess of cost on uncompleted contracts      (2,307)       (208)
                                                                                   --------    --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                               $  5,148    $  6,705
                                                                                   ========    ========



              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 5 - LINE OF CREDIT AND DEBT
                                                                                            June 30,   December 31,
                                                                                              2009        2008
                                                                                           ----------------------
                                                                                           (Dollars in thousands)
                                                                                           ----------------------
  Schedule of Long-Term Debt:
      Comerica Credit Facility - Line of credit, prime (3.00% at June 30, 2009), maturing
         in August 2010                                                                     $ 13,248    $ 22,530
      Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis - Notes
         payable, discounted at 5% interest, principal payments in installments of
         $100,000 due quarterly, maturing in October 2009                                         99         293
      ATI Technologies - Note payable, interest at 6%, principal payments in installments
         of $30,422 including interest due monthly, matured in January 2009                     --            30
      Michael Lee - Note payable, interest at 5%, principal payments in installments of
         $150,000 plus interest due quarterly, paid in full May 2009                            --           900
      Watco Management, Inc. - Note payable, interest at 4%, principal payments in installments of $137,745 including interest due annually, maturing in
         October 2010                                                                            260         260
      Frank H McIlwain, PC; James A Walters, PC; William M Bosarge, PC; Matthew R Burton,
         PC - Notes payable, discounted at 2.38% interest, payments in installments of
         $666,667 including interest due annually, maturing in December 2010                   1,302       1,287
                                                                                            --------    --------
           Total long-term debt                                                               14,909      25,300
                                                                                            --------    --------
           Less: current maturities of long-term debt                                           (862)     (1,686)
                                                                                            --------    --------
           Long-term debt, net of current portion                                             14,047      23,614
           Borrowings under capital lease                                                        332         418
           Less: current maturities of capital lease                                            (183)       (175)
                                                                                            --------    --------
           Total long-term debt                                                             $ 14,196    $ 23,857
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



              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

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

  For the three months ended
         June 30, 2009
    (Dollars in thousands)           Engineering   Construction   Automation      Land       All Other    Consolidated
  --------------------------         -----------   ------------   ----------    ---------    ---------    ------------

  Revenue before eliminations         $  33,475     $  22,664     $  15,578     $   8,412    $    --       $  80,129
  Inter-segment eliminations                (21)         (228)           (1)         --           --            (250)
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Revenue                         33,454        22,436        15,577         8,412         --          79,879
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Gross profit                     2,753         1,789         1,217         1,288         --           7,047
         SG&A                             1,638           418           934           365        3,396         6,751
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Operating income                 1,115         1,371           283           923       (3,396)          296
                                      ---------     ---------     ---------     ---------    ---------
         Other income (expense)                                                                                 (113)
         Interest income (expense)                                                                              (120)
         Tax provision                                                                                           (13)
                                                                                                           ---------
         Net income                                                                                        $      50
                                                                                                           =========

  For the three months ended
        June 30, 2008
    (Dollars in thousands)
  --------------------------

  Revenue before eliminations         $  77,480     $  38,858     $  11,411     $  11,842    $    --       $ 139,591
  Inter-segment eliminations                 (1)       (3,204)         (375)         --           --          (3,580)
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Revenue                         77,479        35,654        11,036        11,842         --         136,011
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Gross profit                    12,779         3,988         1,362         2,172         --          20,301
         SG&A                             2,262           759           749           881        4,050         8,701
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Operating income                10,517         3,229           613         1,291       (4,050)       11,600
                                      ---------     ---------     ---------     ---------    ---------
         Other income (expense)                                                                                   59
         Interest income (expense)                                                                              (413)
         Tax provision                                                                                        (4,544)
                                                                                                           ---------
         Net income                                                                                        $   6,702
                                                                                                           =========






              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 6 - SEGMENT INFORMATION (continued)

  For the six months ended
       June 30, 2009
   (Dollars in thousands)            Engineering   Construction  Automation       Land       All Other    Consolidated
   ----------------------            -----------   ------------  ----------     ---------    ---------    ------------

  Revenue before eliminations         $  76,590     $  45,214     $  36,255     $  17,498    $    --       $ 175,557
  Inter-segment eliminations               (561)       (1,541)          (87)         --           --          (2,189)
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Revenue                         76,029        43,673        36,168        17,498         --         173,368
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Gross profit                     7,369         3,429         4,074         2,659         --          17,531
         SG&A                             2,964           894         2,219         1,002        6,779        13,858
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Operating income                 4,405         2,535         1,855         1,657       (6,779)        3,673
                                      ---------     ---------     ---------     ---------    ---------
         Other income (expense)                                                                                  151
         Interest income (expense)                                                                              (331)
         Tax provision                                                                                        (1,430)
                                                                                                           ---------
         Net income                                                                                        $   2,063
                                                                                                           =========

  For the six months ended
       June 30, 2008
   (Dollars in thousands)
  ------------------------

  Revenue before eliminations         $ 129,515     $  65,875     $  21,968     $  20,677    $    --       $ 238,035
  Inter-segment eliminations                 (7)       (3,321)         (530)         --           --          (3,858)
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Revenue                        129,508        62,554        21,438        20,677         --         234,177
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Gross profit                    22,661         6,016         2,406         3,564         --          34,647
         SG&A                             3,557         1,462         1,381         1,558        7,969        15,927
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Operating income                19,104         4,554         1,025         2,006       (7,969)       18,720
                                      ---------     ---------     ---------     ---------    ---------
         Other income (expense)                                                                                   85
         Interest income (expense)                                                                              (896)
         Tax provision                                                                                        (7,204)
                                                                                                           ---------
         Net income                                                                                        $  10,705
                                                                                                           =========


     Financial information about geographic areas
     --------------------------------------------
     Revenue from the Company's non-U.S. operations is not material. Long-lived assets (principally leasehold improvements and computer equipment) located in Canada were valued at $29,000 as of June 30, 2009, net of accumulated depreciation, stated in U.S. dollars.




              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 7 - FEDERAL AND STATE INCOME TAXES

     The components of income tax expense (benefit) for the three months and six months ended June 30, 2009 and 2008 were as follows:

                                              Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                               2009        2008        2009       2008
                                               ----        ----        ----       ----
                                                         (Dollars in thousands)
                                              ------------------------------------------
       Current                                $  (123)    $ 4,634     $ 1,258    $ 7,384
       Deferred                                   136         (90)        172       (180)
                                              -------     -------     -------    -------
              Total tax provision (benefit)   $    13     $ 4,544     $ 1,430    $ 7,204
                                              =======     =======     =======    =======
              Effective tax rate                 20.0%       40.4%       40.9%      40.2%
                                              -------     -------     -------    -------

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences.
     Estimates at June 30, 2009, are based on results of the 2008 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2009.

NOTE 8 - EARNINGS PER SHARE

     The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share ("EPS").

                                                   Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                     2009       2008       2009       2008
                                                     ----       ----       ----       ----
                                                              (Shares in thousands)
                                                   --------------------- -----------------
       Weighted average shares outstanding
         used to compute basic EPS                  27,298     27,096     27,297     27,078
       Effect of share-based compensation plans        287        545        245        498
                                                    ------     ------     ------     ------
       Shares used to compute diluted EPS           27,585     27,641     27,542     27,576
                                                    ======     ======     ======     ======

     The Company excluded potentially issuable shares of 638,000 and 345,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the six month periods ended June 30, 2009 and 2008, respectively.

NOTE 9 -COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with certain of its executive officers and other officers. Such agreements provide for minimum salary levels, with the severance terms ranging from six to twelve months.
     Generally, if the Company terminates the employment of the employee for any reason other than (1) for cause, as defined in the employment agreement,
     (2) voluntary resignation, or (3) the employee's death, the Company is obligated to provide a severance benefit equal to six or twelve months, depending on the terms of the agreement, of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of the employee's agreement not to engage in certain competitive activities. Most of these agreements are renewable for one year at the Company's option.



              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     Long-term Note Receivable

     In the first quarter of 2007, ENGlobal Engineering, Inc. ("EEI") and South
     Louisiana Ethanol, LLC ("SLE") executed an agreement for engineering, procurement and construction (EPC) services relating to the retro-fit of an ethanol plant in southern Louisiana, (the "SLE project"). In October 2007,
     SLE executed a promissory note, or "Hand Note," payable to the Company and having a principal balance of approximately $12.3 million, constituting amounts then due to the Company for its work in connection with the project. The history of the SLE Project is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and is discussed further in the Company's Annual Reports on Form 10-K for years ended December 31, 2007 and December 31, 2008, under Litigation, below, and in Part II, "Item 1 - Legal Proceedings" of this Quarterly Report on Form
     10-Q.

     Accounts Receivable

     On March 13, 2009, the Company entered into a letter agreement (the "letter agreement") with a significant client resolving the payment of due and past due Accounts Receivable invoices in the amount of $6.8 million. The principle terms of the letter agreement included the recovery of interest in monthly payments beginning in March 2009 and ending with final payment due in December 2009. Included in the $6.8 million payment plan is $4.6 million in sub-contractor obligations which are part of our Accounts
     Payable balances and are scheduled to be paid on a pro-rata basis similar to the terms of the letter agreement. In connection with this letter agreement $4.9 million of the remaining receivable balance has been reclassified to a current note receivable as of June 30, 2009.

     Litigation

     Due to past due payments on Accounts Receivable invoices for services provided to Bigler, LP ("Bigler") in the amount of $2,988,000, the Company exercised its statutory right to file a materialman's and mechanic's lien.
     In response, Bigler filed a petition in Harris County Court asking for relief claiming lack of delivery of notice with respect to the Lien, and requesting declaratory relief from the Court clearing title of the lien, and for unspecified monetary damages for breach of contract. ENGlobal
     Engineering filed its answer and counterclaim on April 27, 2009 for collection of the fees due, and for foreclosure on the real property and improvements for which the services were performed. We believe the invoices are collectible. In regards to the breach of contract claim, from facts determinable at present, we have concluded that it is remote that a liability will be incurred; therefore no loss contingency has been established.

     In 2007, ENGlobal Engineering, Inc. entered into an Engineering,
     Procurement & Construction agreement with South Louisiana Ethanol, LLC to refurbish and upgrade SLE's ethanol facility in Belle Chase, LA. EEI commenced work in March 2007 but SLE shut down the project in September
     2007 after failing to secure permanent financing for the project. Due to SLE's continued failure to obtain permanent financing, on May 30, 2008, the Company filed suit in the United States District Court for the Eastern
     District of Louisiana, Cause Number 08-3601, seeking damages of $15.8 million and to foreclose on the acquired mechanics liens of its subcontractors. An independent appraisal, dated March 17, 2008 (the most recent appraisal the Company has obtained), from the SLE's bridge lending bank's appraiser, Revpro and Associates, indicated a fair market value of SLE's assets of $35.8 million, an orderly liquidation value of $25.3 million, and a forced liquidation value of $20.0 million. While the Company believes that in the event the collateral is liquidated, SLE's obligations to the Company would be paid in full pursuant to the Collateral Mortgage in favor of the Company, collectability is not assured at this time. At this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.

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


              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     Insurance

     The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.0 million as of June 30, 2009 and $1.4 million as of December 31, 2008.

NOTE 10 - ACQUISITIONS

     The Company had no acquisitions during the six months ended June 30, 2009.


















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

  Forward-Looking Statements
  --------------------------

     Certain information contained in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words "anticipate," "believe,"
     "estimate," "expect," "may," and similar expressions, identify forward-looking statements, which generally are not historical in nature.
     Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31,
     2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

  MD&A Overview
  -------------

     The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months and six months ended June 30, 2009, compared to the corresponding periods in 2008.

                                During the three months    During the six months
                                  ended June 30, 2009       ended June 30, 2009
                                -----------------------    ---------------------

     Revenues                       Decreased 41.3%           Decreased 26.0%

     Gross profit                   Decreased 65.5%           Decreased 49.4%

     Operating income               Decreased 97.4%           Decreased 80.2%

     SG&A expense                   Decreased 21.8%           Decreased 12.6%

     Net income                     Decreased 99.3%           Decreased 80.4%





Management's Discussion and Analysis (continued)
------------------------------------------------

                                                                  As of      As of       As of
Selected Balance Sheet Comparisons                               June 30,  December 31, June 30,
                                                                   2009       2008       2008
                                                                 --------   --------   --------
                                                                     (Dollars in thousands)
                                                                 ------------------------------

     Working capital                                             $ 50,904   $ 58,586   $ 53,307

     Total assets                                                $124,181   $152,705   $146,175

     Long-term debt and capital leases, net of current portion   $ 14,196   $ 23,857   $ 26,809

     Stockholders' equity                                        $ 79,117   $ 76,766   $ 68,349

     Long-term debt and capital leases, net of current portion, decreased 40.6%, or $9.7 million, from $23.9 million at December 31, 2008 to $14.2 million at June 30, 2009. As a percentage of stockholders' equity, long-term debt decreased to 18.0% from 31.1% over this six-month period due primarily to a $9.3 million pay down on our line of credit. Our days sales outstanding was 69 days for the three-month period ended June 30, 2009, higher than 64 days for the twelve-month period ended December 31, 2008 and 61 days for the three-month period ended June 30, 2008. The past due payments on Accounts
     Receivable invoices for services provided to one customer negatively impacted our average days sales outstanding for the three-month period ended June 30, 2009 by 3 days. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers. As of June 30, 2009, $4.9 million of accounts receivable have been reclassified to a current note receivable based upon a letter agreement with a significant client, therefore the amount moved to the current note receivable is no longer included in our days sales outstanding calculation.

     Total stockholders' equity increased 3.0%, or $2.3 million, from $76.8 million as of December 31, 2008 to $79.1 million as of June 30, 2009. The increase in stockholders' equity compared to June 30, 2008 was 15.8%, or $10.8 million.









Management's Discussion and Analysis (continued)
------------------------------------------------

                               Consolidated Results of Operations for the Three Months
                                            Ended June 30, 2009 and 2008
                                                    (Unaudited)

  For the three months ended
        June 30, 2009
    (Dollars in thousands)             Engineering   Construction   Automation      Land       All Other    Consolidated
  --------------------------           -----------   ------------   ----------      ----       ---------    ------------

  Revenue before eliminations           $  33,475     $  22,664     $  15,578     $   8,412    $    --       $  80,129
  Inter-segment eliminations                  (21)         (228)           (1)         --           --            (250)
                                        ---------     ---------     ---------     ---------    ---------     ---------
           Revenue                         33,454        22,436        15,577         8,412         --          79,879
                                        ---------     ---------     ---------     ---------    ---------     ---------
           Gross profit                     2,753         1,789         1,217         1,288         --           7,047
           SG&A                             1,638           418           934           365        3,396         6,751
                                        ---------     ---------     ---------     ---------    ---------     ---------
           Operating income                 1,115         1,371           283           923       (3,396)          296
                                        ---------     ---------     ---------     ---------    ---------
           Other income (expense)                                                                                 (113)
           Interest income (expense)                                                                              (120)
           Tax provision                                                                                           (13)
                                                                                                             ---------
           Net income                                                                                        $      50
                                                                                                             =========

  For the three months ended
        June 30, 2008
    (Dollars in thousands)
  --------------------------

  Revenue before eliminations           $  77,480     $  38,858     $  11,411     $  11,842    $    --       $ 139,591
  Inter-segment eliminations                   (1)       (3,204)         (375)         --           --          (3,580)
                                        ---------     ---------     ---------     ---------    ---------     ---------
           Revenue                         77,479        35,654        11,036        11,842         --         136,011
                                        ---------     ---------     ---------     ---------    ---------     ---------
           Gross profit                    12,779         3,988         1,362         2,172         --          20,301
           SG&A                             2,262           759           749           881        4,050         8,701
                                        ---------     ---------     ---------     ---------    ---------     ---------
           Operating income                10,517         3,229           613         1,291       (4,050)       11,600
                                        ---------     ---------     ---------     ---------    ---------
           Other income (expense)                                                                                   59
           Interest income (expense)                                                                              (413)
           Tax provision                                                                                        (4,544)
                                                                                                             ---------
           Net income                                                                                        $   6,702
                                                                                                             =========







Management's Discussion and Analysis (continued)
------------------------------------------------

                                Consolidated Results of Operations for the Six Months
                                             Ended June 30, 2009 and 2008
                                                      (Unaudited)

   For the six months ended
         June 30, 2009
    (Dollars in thousands)           Engineering   Construction   Automation       Land      All Other    Consolidated
   ------------------------          -----------   ------------   ----------       ----      ---------    ------------

  Revenue before eliminations         $  76,590     $  45,214     $  36,255     $  17,498    $    --       $ 175,557
  Inter-segment eliminations               (561)       (1,541)          (87)         --           --          (2,189)
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Revenue                         76,029        43,673        36,168        17,498         --         173,368
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Gross profit                     7,369         3,429         4,074         2,659         --          17,531
         SG&A                             2,964           894         2,219         1,002        6,779        13,858
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Operating income                 4,405         2,535         1,855         1,657       (6,779)        3,673
                                      ---------     ---------     ---------     ---------    ---------
         Other income (expense)                                                                                  151
         Interest income (expense)                                                                              (331)
         Tax provision                                                                                        (1,430)
                                                                                                           ---------
         Net income                                                                                        $   2,063
                                                                                                           =========

  For the six months ended
        June 30, 2008
   (Dollars in thousands)
  ------------------------

  Revenue before eliminations         $ 129,515     $  65,875     $  21,968     $  20,677    $    --       $ 238,035
  Inter-segment eliminations                 (7)       (3,321)         (530)         --           --          (3,858)
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Revenue                        129,508        62,554        21,438        20,677         --         234,177
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Gross profit                    22,661         6,016         2,406         3,564         --          34,647
         SG&A                             3,557         1,462         1,381         1,558        7,969        15,927
                                      ---------     ---------     ---------     ---------    ---------     ---------
         Operating income                19,104         4,554         1,025         2,006       (7,969)       18,720
                                      ---------     ---------     ---------     ---------     ---------
         Other income (expense)                                                                                   85
         Interest income (expense)                                                                              (896)
         Tax provision                                                                                        (7,204)
                                                                                                           ---------
         Net income                                                                                        $  10,705
                                                                                                           =========




                                                         19

------------------------------------------------

     We recorded net income of $50,000 or $0.00 per diluted share, for the three months ended June 30, 2009, compared to net income of $6,700,000, or $0.24 per diluted share, for the corresponding period last year. We recorded net income of $2.1 million, or $0.07 per diluted share, for the six months ended June 30, 2009, compared to net income of $10.7 million, or $0.39 per diluted share, for the corresponding period in 2008.

     The decline in net income during the three months ended June 30, 2009 was due in part to the effect of lower energy commodity prices, lower oil and gas processing margins, and the generally weak economy. These factors have led our clients to spend less for our services through the deferral or cancellation of both capital and maintenance projects. Competition has increased for the amount of project work on the market, putting pressure on our billing rate structures and profit margins. In response to the economic pressures, we have also increased our sales efforts, therefore increasing costs, to focus on winning new work, expanding into new markets, and increasing our client base.

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

  Industry Overview:

     Recent deteriorating macroeconomic conditions are creating uncertainty regarding demand in the markets in which we sell our services. Large integrated oil and gas companies, which comprise many of our engineering services customers, typically reduce spending when the price of crude oil does not make their projects financially advantageous. Our developer clients have been negatively impacted by unavailability of funding for projects in which we could participate. Also, we have experienced a slow-down in payments of accounts receivable which could be an indication that the risk of non-collection has also increased.

     We believe that our year-to-date revenues have been adversely affected by recent macroeconomic conditions, including the factors noted above, and our revenue for the remainder of fiscal 2009 may continue to decline unless

------------------------------------------------

     these conditions improve. Future adverse changes in market conditions or poor operating results could result in losses or an increased inability to recover our accounts receivable. The extent to which these conditions will persist and the overall impact they will have on our customer spending is not clear.

     In the past, ENGlobal has benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters. While some such projects are currently underway, some refiners have now chosen to defer significant new spending given the recent economic conditions, lower refining margins and lower refinery utilization. The Company expects that once market conditions improve, there will be a continuation of compliance-driven refining projects, such as EPA environmental initiatives, DOT pipeline integrity requirements, and OSHA safety-related projects, which may result from increased audits of U.S.-based refineries. Also, the Company is seeing opportunities to participate in projects to upgrade obsolete automation and control systems at existing refineries and to plan and manage turnaround projects.

     The downstream petrochemical industry has historically been a good source of projects for ENGlobal. We have seen a fairly steady level of both maintenance and small capital projects from this industry. We believe that major grassroots petrochemical projects will continue to be undertaken overseas, either closer to product demand in emerging economies, or located closer to less expensive feedstocks. We expect that future petrochemical work undertaken in the U.S. primarily will consist of smaller capital projects or will be maintenance related.

     Despite downturns in the downstream sector, pipeline and other midstream projects have remained fairly constant. Although pipeline projects tend to require fewer engineering man-hours than similarly sized downstream projects, ENGlobal may also provide a pipeline client with several additional services, such as right-of-way acquisition, regulatory permitting, inspection, and construction management. The drivers we see behind growth in domestic pipeline activity include: (1) natural gas transportation away from the Rocky Mountain area and new gas fields in other parts of the country, (2) natural gas transportation related to LNG import facilities, (3) movement of heavy Canadian crude oil into the United States, and (4) movement of refined products from Gulf Coast refineries to the Midwest and Northeast.

     Once market conditions improve, the country's focus on alternative energy may present the Company with new project opportunities. To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to coal-to-liquids projects, the production of ethanol and biofuels, and the gasification of refinery petroleum coke and other feedstocks as an energy source. In addition, the Company has been pursuing business on electric transmission and distribution projects, as a large amount of capital spending is expected for transporting renewable electric energy produced in remote areas to population centers. In many cases, alternative energy projects are being developed by new and smaller firms, rather than our larger, traditional clients. As discussed below, funding continues to be a challenge for these clients.

     ENGlobal expects that a majority of the large capital energy-related projects will be built overseas. Therefore the Company is forming business relationships with operating companies and other service providers that may result in an increased amount of engineering and related service work on international projects. The Company has also begun performing engineering services on a small number of civil infrastructure projects, as a means of offsetting reduced workload from our heritage clients.

     Tightening credit markets have triggered substantial uncertainty with respect to the funding of capital expenditures by our customers, and oil and natural gas prices have fallen substantially from their highs in spring 2008. These changes have impacted general business conditions and may continue to reduce demand for certain of our products and services. As mentioned above, some refiners have chosen to defer and cancel significant new spending given the recent narrowing of energy processing margins. Although we are not immune to the current financial and economic events as evidenced by lower revenues in our Engineering, Construction and Land segments, as well as by our lower consolidated net profits, we believe each of ENGlobal's business segments is well positioned for growth when market conditions improve for the following reasons:

------------------------------------------------

     o About half of the states in the U.S. have enacted Renewable Portfolio Standards, which mandate a timeline and percentage for electricity generation from renewable sources such as wind, solar, geothermal, and biomass. We believe that this factor, together with the U.S. focus on energy independence, environmental concerns and government stimulus should work together to drive demand for alternative and sustainable sources of energy.

     o Facilities in the energy industry, as well as in many other industries, are aging. No grass roots refinery has been built in the U.S. since 1976, and many of the country's large pipelines were installed over 50 years ago. We anticipate that maintaining and rebuilding this aging infrastructure - an ENGlobal core competency - will benefit our Company.

     o ENGlobal has served many of our valued clients over a long period of time, and these strong relationships are the foundation of our business. While some clients are basing their purchasing decisions on overall costs rather than existing relationships, we are seeing continued project awards from our long-term clients.

     o Our business relies primarily on small to mid-sized projects, many of which fall into the "run and maintain" category. We are not as dependent on large capital projects as many of our competitors. Many of the projects we work on are driven by regulatory compliance requirements that are required to be completed in a certain timeline regardless of economic conditions.

     o We believe that new pipelines and storage facilities will be required in the U.S. as a result of the need to transport crude oil and natural gas from developing basins and shale plays, such as the Bakken, Haynesville, Marcellus and Rocky Mountain areas. We also see continued need for pipelines to transport imported sources of energy, such as Canadian crude, liquefied natural gas and refined products.

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

     Specific segment information contained below in this section provides further detail regarding the reasons for changes in our financial performance from period to period.

  Revenue:

     Revenue decreased $56.1 million, or 41.3%, to $79.9 million for the three months ended June 30, 2009, from $136.0 million for the comparable prior-year period. Of the decrease, approximately $44.0 million is attributable to our Engineering segment, $13.3 million to our Construction segment, and $3.4 million to our Land segment, offset by an increase of $4.6 million to our Automation segment.

     Revenue decreased $60.8 million, or 26.0%, to $173.4 million for the six months ended June 30, 2009, from $234.2 million for the comparable prior-year period. Of the decrease, approximately $53.5 million is attributable to our Engineering segment, $18.9 million to our Construction segment, and $3.2 million to our Land segment, offset by an increase of $14.8 million to our Automation segment.

     Many of our clients have delayed or cancelled scheduled capital projects due to the economy in general as well as lower oil prices. They are focusing more on run and maintain type smaller projects. These types of projects focus on work for required maintenance to keep the plant up and running but not on new capital expansions. Competition has increased greatly for the amount of project work on the market.

------------------------------------------------

  Gross Profit:

     Gross profit decreased $13.3 million, or 65.5%, to $7.0 million for the three months ended June 30, 2009, from $20.3 million for the comparable prior-year period. The $13.3 million decrease in gross profit is attributable to approximately $4.9 million in higher costs and approximately $8.4 million is the result of decreased revenue. As a percentage of revenue, gross profit decreased 6.1 percentage points from 14.9% for the three months ended June 30, 2008, to 8.8% for the three months ended June 30, 2009.

     Gross profit decreased $17.1 million, or 49.4%, to $17.5 million for the six months ended June 30, 2009, from $34.6 million for the comparable prior-year period. The $17.1 million decrease in gross profit is attributable to approximately $8.1 million in higher costs and approximately $9.0 million is the result of decreased revenue. As a percentage of revenue, gross profit decreased 4.7 percentage points from 14.8% for the six months ended June 30, 2008, to 10.1% for the six months ended June 30, 2009.

     The decrease in gross profit margin as a percentage of revenue primarily relates to lower utilization of our billable resources resulting in increased overhead costs to retain employees, increased overhead costs to expand our marketing to new sectors and new clients, increased per employee costs of benefits, and renegotiations of some existing contracts to lower margins.

  Selling, General, and Administrative:

     As a percentage of revenue, total SG&A expense increased 2.1 percentage points to 8.5% for the three months ended June 30, 2009, from 6.4% for the comparable period in 2008. Total expense for SG&A decreased $1.9 million, or 21.8%, to $6.8 million for the three months ended June 30, 2009, from $8.7 million for the comparable prior-year period.

     As a percentage of revenue, operating SG&A expense increased 0.9 percentage points to 4.3% for the three months ended June 30, 2009, from 3.4% for the comparable prior-year period. Operating SG&A decreased $1.2 million, or 26.1%, to $3.4 million for the three months ended June 30, 2009, from $4.6 million for the comparable prior-year period. Decreases in operating SG&A primarily consisted of decreases in bad debt expense of $1.4 million, $0.5 million in incentive bonus accruals that were for plans that were cancelled or modified, and $0.1 million in salaries and employee related expenses offset by increases of $0.5 million in facilities expense and $0.1 million in depreciation and amortization. Operating SG&A is discussed in further detail in each of the segment sections.

     As a percentage of revenue, all other SG&A expense increased 1.3 percentage points to 4.3% for the three months ended June 30, 2009, from 3.0% for the comparable prior-year period. All other SG&A expense decreased approximately $0.7 million, or 17.1%, to $3.4 million for the three months ended June 30, 2009, from $4.1 million for the comparable prior-year period. Decreases in all other SG&A were primarily the result of decreases of $300,000 in incentive bonus accruals that we did not have this year due to underperformance, $352,000 in salaries and employee related expenses, $203,000 in professional services, and $45,000 in depreciation and amortization expense, offset by increases of $134,000 in facilities expenses and $130,000 in office expenses.

     As a percentage of revenue, total SG&A expense increased 1.2 percentage points to 8.0% for the six months ended June 30, 2009, from 6.8% for the comparable period in 2008. Total expense for SG&A decreased $2.0 million, or 12.6%, to $13.9 million for the six months ended June 30, 2009, from $15.9 million for the comparable prior-year period.

     As a percentage of revenue, operating SG&A expense increased 0.7 percentage points to 4.1% for the six months ended June 30, 2009, from 3.4% for the comparable prior-year period. Operating SG&A expense decreased approximately $0.8 million to $7.1 million, or 11.4%, for the six months ended June 30, 2009, from $7.9 million for the comparable prior-year period. Decreases in operating SG&A primarily consisted of decreases in bad debt expense of $1.4 million and $0.6 million in incentive bonus accruals that were for plans that were cancelled or modified offset by increases of $0.8 million in facilities expense and $0.2 million in depreciation and amortization.

------------------------------------------------

     As a percentage of revenue, all other SG&A expense increased 0.5 percentage points to 3.9% for the six months ended June 30, 2009, from 3.4% for the comparable prior-year period. All other SG&A expense decreased approximately $1.2 million, or 15.0%, to $6.8 million for the six months ended June 30, 2009, from $8.0 million for the comparable prior-year period. Decreases in all other SG&A were primarily the result of decreases of $600,000 in incentive bonus accruals that we did not have this year due to underperformance, $653,000 in salaries and employee related expenses, $196,000 in professional services, and $76,000 in depreciation and amortization expense, offset by increases of $220,000 in facilities expenses and $149,000 in office expenses.

  Operating Income:

     Operating income decreased approximately $11.3 million, or 97.4%, to $0.3 million for the three months ended June 30, 2009, from $11.6 million for the same period in 2008. As a percentage of revenue, operating income decreased 8.1 percentage points to 0.4% for the three months ended June 30, 2009, from 8.5% for the comparable prior-year period.

     Operating income decreased approximately $15.0 million, or 80.2%, to $3.7 million for the six months ended June 30, 2009, from $18.7 million for the comparable period in 2008. As a percentage of revenue, operating income decreased 5.9 percentage points to 2.1% for the six months ended June 30, 2009, from 8.0% for the comparable prior-year period.

     Operating income decreased due to the lower revenue levels as well as increased costs for both new sales efforts and maintaining core employees at a time when the Company had fewer projects.

  Other Income/Expense, net:

     Other expense increased $172,000, to $113,000 for the three months ended June 30, 2009, from an income of $59,000 for the comparable prior-year period. The expense for 2009 mainly consists of $101,000 losses in an investment in a Costa Rican company, while the income from 2008 mainly consisted of a gain of $84,000 related to the sale of land.

     Other income increased $66,000, to $151,000 for the six months ended June 30, 2009, from $85,000 for the comparable prior-year period. Income from 2009 consisted of $300,000 from insurance proceeds related to Hurricane Ike, offset by expenses of $145,000 in losses in an investment in a Costa Rican company. Income from 2008 consisted of an $84,000 gain on the sale of land, $55,000 of reimbursements for surplus of government tax funds offset by expense of $24,000 in investment losses and $18,000 in tax penalties.

  Interest Income/Expense, net:

     Interest expense decreased $293,000, to $120,000 for the three months ended June 30, 2009, from $413,000 for the comparable prior-year period. Interest expense decreased $565,000, to $331,000 for the six months ended June 30, 2009, from $896,000 for the comparable prior-year period. Interest has decreased for both the quarter and year to date due to the lower balances on our line of credit and a favorable LIBOR rate option in our Credit Agreement.

  Tax Provision:

     Income tax expense decreased $4,487,000, or 99.7%, to $13,000 for the three months ended June 30, 2009, from $4,500,000 for the comparable prior-year period. The estimated effective tax rate was 20.0% for the three months ended June 30, 2009, compared to 40.4% for the comparable prior-year period.

     Income tax expense decreased $5.8 million, or 80.6%, to $1.4 million for the six months ended June 30, 2009, from $7.2 million for the comparable prior-year period. The estimated effective tax rate was 40.9% for the six months ended June 30, 2009, compared to 40.2% for the comparable prior-year.

     The estimated effective tax rates are based on estimates using historical rates adjusted by recurring and non-recurring book to tax differences. Estimates at June 30, 2009, are based on results of the 2008 year end and adjusted for estimates of non-recurring differences from the prior year, as well as anticipated book to tax differences for 2009.

------------------------------------------------

  Net Income:

     As a result of the changes detailed above, net income for the three months ended June 30, 2009 decreased $6,650,000, or 99.3%, to $50,000 from
     $6,700,000 for the comparable prior-year period. As a percentage of revenue, net income decreased 4.8 percentage points to 0.1% for the three months ended June 30, 2009, from 4.9% for the three months ended June 30, 2008.

     As a result of the changes detailed above, net income for the six months ended June 30, 2009 decreased $8.6 million, or 80.4%, to $2.1 million from $10.7 million for the comparable prior-year period. As a percentage of revenue, net income decreased 3.4 percentage points to 1.2% for the six months ended June 30, 2009, from 4.6% for the six months ended June 30, 2008.

  Liquidity and Capital Resources
  -------------------------------

  Overview

     The Company defines liquidity as its ability to pay liabilities as they become due, fund our operations and meet monetary contractual obligations. Our primary source of funds to meet liquidity needs during the period ended June 30, 2009 was borrowings under our senior revolving credit facility. Cash on hand at June 30, 2009 totaled $0.8 million and availability under the credit facility totaled $36.7 million, resulting in cash and previously arranged borrowing capacity to meet additional liquidity needs of $37.5 million. As of June 30, 2009, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

     At June 30, 2009, the amount outstanding on the Company's line of credit was $13.2 million compared to $25.5 million at June 30, 2008.

     Although our revenues, profits and opportunities have contracted over the past year, we still believe we are a growth company positioned to continue to expand when general economic conditions improve. We expect to continue to manage our business to achieve reasonable growth objectives that are commensurate with profitable operations given existing and anticipated economic conditions. We believe that when market conditions improve, we will, once again, experience organic growth. In the meantime, we expect to target opportunities to make strategic acquisitions and we intend to continue to meet our incremental liquidity needs through internally generated profits and borrowing arrangements similar to those currently in place.

     The current competitive contracting environment exposes us to situations where our clients may become unable or unwilling to complete a contract and meet their obligations to us in the normal course of business. These situations cause unexpected liquidity requirements, lower than expected profits and even losses. We currently are financing more than $8.6 million relating to the SLE Project, described more fully in Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We are also financing a $4.9 million current note receivable related to a customer account. While these situations have caused the Company to incur higher interest costs than would otherwise have been incurred, our liquidity remains sufficient to meet our objectives.

     Despite the Company's favorable liquidity situation, cash and the availability of cash could be materially restricted if:

          (1)  the Company performs work without proper authorization,
          (2)  circumstances prevent the timely internal processing of invoices,
          (3) amounts billed are not collected or are not collected in a timely manner,
          (4) project mix shifts from cost-reimbursable to fixed-price contracts,
          (5)  the Company loses one or more of its major customers,
          (6) the Company experiences material cost overruns on fixed-price contracts,
          (7) our client mix shifts from our historical owner-operator client base to more developer-based clients,
          (8)  acquisitions are not accretive or are not integrated timely, or
          (9)  we are unable to meet the covenants of the Credit Facility.

     If any such event occurs, we would be forced to consider alternative financing options, if such options are available given current market conditions.

------------------------------------------------

     As of August, 2009, our existing credit facility will, by its terms, be required to be classified as a current liability. We are reviewing our options for a possible conversion of this credit facility. We estimate that the initial costs to renegotiate or replace our credit facility will be approximately $0.5 million to $1.0 million and that the interest rates will likely increase to a range between 3.25% and 4.25%.

     The Company's Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar month, including the following:

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

     The Company was in compliance with all covenants under the Credit Facility as of June 30, 2009. During the previous trailing twelve month reporting periods our Leverage Ratio has averaged .74 to 1.00 and our Asset Coverage Ratio has averaged .28 to 1.00. During the three month period ended June 30, 2009 our monthly Leverage Ratio and Asset Coverage Ratio covenant levels have been below their respective trailing twelve month averages. The Company's Net Worth exceeds its covenant requirement by approximately $14.6 million.

  Cash Flows from Operating Activities:

     Operations generated approximately $14.0 million in net cash during the six months ended June 30, 2009, compared with net cash generated from operations of $4.5 million during the same period in 2008. Operations generated approximately $5.7 million in net cash during the three months ended June 30, 2009, compared to the $4.1 million generated for the three months ended June 30, 2008.

     The primary changes in working capital accounts during the six months ended June 30, 2009 were:

          o Decreased Trade Receivables - The decrease of $30.0 million from December 31, 2008, was primarily the result of an overall decline in operating activity. Our days sales outstanding has increased from 61 days for the three month period ended June 30, 2008 and 64 days for the twelve month period ended December 31, 2008 to 69 days at the end of the three month period ended June 30, 2009. The past due payments on Accounts Receivable invoices for services provided to one customer negatively impacted our average days sales outstanding for the three-month period ended June 30, 2009 by 3 days. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers. As of June 30, 2009, $4.9 million of accounts receivable have been reclassified to a current note receivable based upon a letter agreement with a significant client, therefore the amount moved to the current note receivable is no longer in our days sales outstanding calculation.

          o Decreased Accounts Payable - The decrease of $9.9 million from December 31, 2008, was primarily the result of payouts of vendor and sub-contractor charges incurred by our Automation segment due to increased operating activity during the three months ended December 31, 2008 and the overall decline in operating activity.

          o Decreased Accrued Compensation and Benefits - The decrease of $7.6 million from December 31, 2008 was primarily due to timing of bi-weekly payroll and benefits payments at June 30, 2009 as well as a decrease of approximately 270 employees.


Management's Discussion and Analysis (continued)
------------------------------------------------

Engineering Segment Results
---------------------------

                                                 Three Months Ended                          Six Months Ended
                                                      June 30,                                    June 30,
                                     ----------------------------------------   --------------------------------------------
                                            2009                  2008                  2009                    2008
                                     ------------------   -------------------   --------------------    --------------------
                                                                     (Dollars in thousands)
                                     ---------------------------------------------------------------------------------------

Revenue before eliminations          $   33,475           $   77,480            $    76,590             $  129,515
Inter-segment eliminations                  (21)                  (1)                  (561)                    (7)
                                     ----------           ----------            -----------             ----------
     Total revenue                   $   33,454           $   77,479            $    76,029             $  129,508
                                     ==========           ==========            ===========             ==========

     Detailed revenue:
         Detail-design               $   22,140   66.2%   $   46,041    59.4%   $    52,646    69.2%    $   83,976    64.9%
         Field services                   9,944   29.7%       13,069    16.9%        20,437    26.9%        26,057    20.1%
         Procurement services                71    0.2%       17,466    22.5%           380     0.5%        17,500    13.5%
         Fixed-price                      1,299    3.9%          903     1.2%         2,566     3.4%         1,975     1.5%
                                     ----------           ----------            -----------             ----------
     Total revenue:                  $   33,454  100.0%   $   77,479   100.0%   $    76,029   100.0%    $  129,508   100.0%

     Gross profit:                        2,753    8.2%       12,779    16.5%         7,369     9.7%        22,661    17.5%

     Operating SG&A expense:              1,638    4.9%        2,262     2.9%         2,964     3.9%         3,557     2.7%
                                     ----------           ----------            -----------             ----------

     Operating income:               $    1,115    3.3%   $   10,517    13.6%   $     4,405     5.8%    $   19,104    14.8%
                                     ==========           ==========            ===========             ==========


  Overview of Engineering Segment:

     Our Engineering segment has been affected by the current economic conditions. Many of our clients have delayed or canceled scheduled capital projects due to the economy in general and lower commodity prices, as well as lower energy processing margins. Instead, they are focusing more on maintenance ("run and maintain") projects which are smaller than other projects we might be involved in. Competition has increased greatly for the amount of project work on the market. Although some of our clients have gone to different vendors, we still have clients that have been particularly strong for us who continue to award projects to us. We are also focusing on increased marketing efforts not only to expand our opportunities in the chemical, refining and pipeline sectors, but to also grow into other markets within the energy and infrastructure sector.

  Revenue:

     Engineering segment revenue decreased $44.0 million, or 56.8%, to $33.5 million for the three months ended June 30, 2009, from $77.5 million for the comparable prior-year period.

     Engineering segment revenue decreased $53.5 million, or 41.3%, to $76.0 million for the six months ended June 30, 2009, from $129.5 million for the comparable prior-year period.

     The decrease in Engineering segment revenue resulted primarily from decreased demand for engineering and related professional services for energy related projects. We have also been affected by delayed or cancelled capital project work by clients in reaction to the current economy.

     Our detail-design services revenue decreased 52.0%, or $23.9 million, to $22.1 million for the three months ended June 30, 2009, from $46.0 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue during these periods, detail-design revenue increased 6.8 percentage points to 66.2% in 2009 from 59.4% in 2008. $14.6 million of the overall decrease is related to the ending of two major projects while the remainder of the decrease is accounted for by lower availability of work due to client delays or cancellation of projects.


Management's Discussion and Analysis (continued)
------------------------------------------------

     Revenue from detail-design services decreased 37.4%, or $31.4 million, to $52.6 million for the six months ended June 30, 2009, from $84.0 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue during these periods, detail-design revenue increased 4.3 percentage points to 69.2% in 2009 from 64.9% in 2008. $18.6 million of the overall decrease is related to completion of two major projects while the remainder of the decrease is accounted for by lower availability of work due to client delays or cancellation of projects.

     Our field services revenues decreased 23.7%, or $3.1 million, to $10.0 million for the three months ended June 30, 2009, from $13.1 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue during these periods, field services revenue increased 12.8 percentage points to 29.7% in 2009 from 16.9% in 2008. Field services revenues have decreased $3.0 million due to the loss of a major client relationship while the remaining $0.1 million is in response to delayed projects at our clients' facilities and reduction in billing rates on existing contracts.

     Our field services revenues decreased 21.5%, or $5.6 million, to $20.4 million for the six months ended June 30, 2009, from $26.0 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue during these periods, field services revenue increased 6.8 percentage points to 26.9% in 2009 from 20.1% in 2008. Field services revenues have decreased $5.3 million due to the loss of a major client relationship while the remaining $0.3 million is in response to delayed projects at our clients' facilities and reduction in billing rates on existing contracts.

     Revenue from procurement services decreased 99.6%, or $17,395,000, to $71,000 for the three months ended June 30, 2009, from $17,466,000 for the comparable period in 2008. As a percentage of the total Engineering segment revenue, procurement services revenue decreased 22.3 percentage points to 0.2% for the three months ended June 30, 2009, from 22.5% for the comparable period in 2008. The decrease was caused by the completion in 2008 of a project to rebuild a refinery. Procurement services included subcontractor placements, equipment purchases, and other procurement activities necessary to rebuild the damaged facilities.

     Revenue from procurement services decreased 97.7%, or $17.1 million, to $0.4 million for the six months ended June 30, 2009, from $17.5 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue, procurement services revenue decreased 13.0 percentage points to 0.5% for the six months ended June 30, 2009, from 13.5% for the comparable period in 2008. The decrease was caused by the completion in 2008 of a project to rebuild a refinery. Procurement services included subcontractor placements, equipment purchases, and other procurement activities necessary to rebuild the damaged facilities.

     Fixed-price revenue increased 44.5%, or $0.4 million, to $1.3 million for the three months ended June 30, 2009, from $0.9 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue, fixed-price revenue increased 2.7 percentage points to 3.9% for the three months ended June 30, 2009, from 1.2% for the comparable period in 2008.
     Due to the current economy, more clients are requesting work to be performed on a fixed price basis to control their costs and shift risk to their contractors.

     Fixed-price revenue increased 30.0%, or $0.6 million, to $2.6 million for the six months ended June 30, 2009, from $2.0 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue, fixed-price revenue increased 1.9 percentage points to 3.4% for the six months ended June 30, 2009, from 1.5% for the comparable period in 2008.
     Due to the current economy, more clients are requesting work to be performed on a fixed price basis to control their costs and shift risk to their contractors.

  Gross Profit:

     Our Engineering segment's gross profit decreased $10.0 million, or 78.1%, to $2.8 million for the three months ended June 30, 2009, from $12.8 million for the comparable period in 2008. As a percentage of the total
     Engineering segment revenue, gross profit decreased by 8.3 percentage points to 8.2% from 16.5% for the three months ended June 30, 2009 and 2008, respectively. Of the overall $10.0 million decrease in gross profit, $2.7 million was attributable to increased costs, while decreased revenues contributed to $7.3 million of the overall decrease. The decrease is the result of clients awarding new work based on competitive bidding, resulting in lower margins. These lower margins along with increased per employee costs of benefits have accounted for 6.6% of the overall decrease in gross profit percentage. In response to the decrease in work, we have decreased our


Management's Discussion and Analysis (continued)
------------------------------------------------

     number of employees. However, realization of the cost savings associated with reducing our workforce lags a period of increased overhead costs associated with employees being removed from projects and being carried as non-billable employees prior to termination. The additional costs of carrying these extra employees accounts for 1.7% of the overall gross profit percentage change.

     Our Engineering segment's gross profit decreased $15.3 million, or 67.4%, to $7.4 million for the six months ended June 30, 2009, from $22.7 million for the comparable period in 2008. As a percentage of the total Engineering segment revenue, gross profit decreased by 7.8 percentage points to 9.7% from 17.5% for the six months ended June 30, 2009 and 2008, respectively.
     Of the overall $15.3 million decrease in gross profit, $5.9 million was attributable to increased costs, while decreased revenues contributed to $9.4 million of the overall decrease. The decrease is the result of clients awarding new work based on competitive bidding, resulting in lower margins.
     These lower margins along with increased per employee costs of benefits have accounted for 5.1% of the overall decrease in gross profit percentage.
     In response to the decrease in work, we have decreased our number of employees. However, realization of the cost savings associated with reducing our workforce lags a period of increased overhead costs associated with employees being removed from projects and being carried as non-billable employees prior to termination. The additional costs of carrying these extra employees accounts for 2.7% of the overall gross profit percentage change.

  Selling, General, and Administrative:

     Our Engineering segment's SG&A expense decreased $0.7 million, or 30.4%, to $1.6 million for the three months ended June 30, 2009, from $2.3 million for the comparable period in 2008. The decrease in the Engineering segment's SG&A expense is attributable to approximately $0.9 million in lower bad debt expense, offset by increases of $0.3 million in facilities expense. As a percentage of the total Engineering segment revenue, the segment's SG&A costs increased by 2.0 percentage points to 4.9% from 2.9% for the three months ended June 30, 2009 and 2008, respectively.

     Our Engineering segment's SG&A expense decreased $0.6 million, or 16.7% to $3.0 million, for the six months ended June 30, 2009, from $3.6 million for the comparable period in 2008. The differences in the Engineering segment's
     SG&A expense are attributable to approximately $0.9 million in lower bad debt expense offset by increases of $0.4 million in facilities expense relating to our expansion into two new buildings. As a percentage of the total Engineering segment revenue, the segment's SG&A costs increased by
     1.2 percentage points to 3.9% from 2.7% for the six months ended June 30, 2009 and 2008, respectively.

  Operating Income:

     Operating income for the Engineering segment decreased $9.4 million, or 89.5%, to $1.1 million for the three months ended June 30, 2009, from $10.5 million for the comparable prior-year period. As a percentage of the total
     Engineering segment revenue, operating income decreased by 10.3 percentage points to 3.3% for the three months ended June 30, 2009, from 13.6% for the comparable prior-year period. 6.6% of the operating income decrease was due to lower margin work because of client pressures for competitive bidding, 1.7% was due to the additional costs of carrying extra employees and 2.0% was due to increased SG&A costs for increased facilities expense net of savings in bad debt expense.

     Operating income for the Engineering segment decreased $14.7 million, or 77.0%, to $4.4 million for the six months ended June 30, 2009, from $19.1 million for the comparable prior-year period. As a percentage of the total
     Engineering segment revenue, operating income decreased by 9.0 percentage points to 5.8% for the six months ended June 30, 2009, from 14.8% for the comparable prior-year period. 5.1% of the operating income decrease was due to lower margin work because of client pressures for competitive bidding, 2.7% was due to the additional costs of carrying extra employees and 1.2% was due to increased SG&A costs for increased facilities expense net of savings in bad debt expense.



Management's Discussion and Analysis (continued)
------------------------------------------------

Construction Segment Results
----------------------------

                                                Three Months Ended                            Six Months Ended
                                                     June 30,                                      June 30,
                                     -----------------------------------------     ----------------------------------------
                                            2009                    2008                  2009                  2008
                                     -------------------    ------------------     ------------------   -------------------
                                                                      (Dollars in thousands)
                                     --------------------------------------------------------------------------------------

Revenue before eliminations          $   22,664             $   38,858             $   45,214           $   65,875
Inter-segment eliminations                 (228)                (3,204)                (1,541)              (3,321)
                                     ----------             ----------             ----------           ----------
     Total revenue                   $   22,436             $   35,654             $   43,673           $   62,554
                                     ==========             ==========             ==========           ==========

     Detailed revenue:
         Inspection                  $   18,149    80.9%    $   31,026   87.0%     $   36,352   83.2%   $   54,420   87.0%
         Construction services            4,287    19.1%         4,628   13.0%          7,321   16.8%        8,134   13.0%
                                     ----------             ----------             ----------           ----------
     Total revenue:                  $   22,436   100.0%    $   35,654  100.0%     $   43,673  100.0%   $   62,554  100.0%

     Gross profit:                        1,789     8.0%         3,988   11.2%          3,429    7.9%        6,016    9.6%

     Operating SG&A expense:                418     1.9%           759    2.1%            894    2.1%        1,462    2.3%
                                     ----------             ----------             ----------           ----------

     Operating income:               $    1,371     6.1%    $    3,229    9.1%     $    2,535    5.8%   $    4,554    7.3%
                                     ==========             ==========             ==========           ==========


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

  Revenue:

     Our Construction segment's revenue decreased $13.3 million, or 37.3%, to $22.4 million for the three months ended June 30, 2009, from $35.7 million for the comparable prior-year period.

     Our Construction segment's revenue decreased $18.9 million, or 30.2%, to $43.7 million for the six months ended June 30, 2009, from $62.6 million for the comparable prior-year period.

     Due to the current economic environment, we have experienced decline in our inspection related revenue as a result of project delays and competitive pricing pressure, primarily in the area of pipeline construction. We expect that the work for this area will begin to recover in the third quarter of 2009, but that it will remain below the highest levels achieved during 2008 for the remainder of this year.

     Inspection related revenues decreased $13.0 million, or approximately
     41.8%, to $18.1 million for the three months ended June 30, 2009, from $31.1 million for the comparable prior-year period.

     Inspection related revenues decreased $18.0 million, or approximately
     33.1%, to $36.4 million for the six months ended June 30, 2009, from $54.4 million for the comparable prior-year period.

     Construction services revenues decreased $0.3 million, or 6.5%, to $4.3 million for the three months ended June 30, 2009, from $4.6 million for the comparable period in 2008. Revenue in this area decreased slightly due to the delay or cancellation of projects by our clients in response to the current economy. However, we have been focusing on new opportunities for both alternative and conventional energy facilities.


Management's Discussion and Analysis (continued)
------------------------------------------------

     Construction services revenues decreased $0.9 million, or 11.0%, to $7.3 million for the six months ended June 30, 2009, from $8.2 million for the comparable period in 2008.

  Gross profit:

     Our Construction segment's gross profit decreased approximately $2.2 million, or 55.0%, to $1.8 million for the three months ended June 30, 2009, from $4.0 million for the comparable prior-year period and, as a percentage of the total Construction segment revenue, gross profit decreased by 3.2 percentage points to 8.0% from 11.2% for the respective periods. Of the overall $2.2 million decrease in gross profit, $0.7 million was attributable to increased costs, while decreased revenues contributed to $1.5 million of the overall decrease. The decrease in gross profit is primarily attributable to the overall decrease in available work and increased overhead costs incurred in connection with our efforts to win new work. The increased overhead costs for sales effort account for 0.5% of the overall gross profit percentage change, increased costs for disposal of assets account for 0.3% while the remainder is due to higher employee related costs and competitive pressures to lower margins.

     Our Construction segment's gross profit decreased approximately $2.6 million, or 43.3%, to $3.4 million for the six months ended June 30, 2009, from $6.0 million for the comparable prior-year period and, as a percentage of the total Construction segment revenue, gross profit decreased by 1.7 percentage points to 7.9% from 9.6% for the respective periods. Of the overall $2.6 million decrease in gross profit, $0.8 million was attributable to increased costs, while decreased revenues contributed to $1.8 million of the overall decrease. The decrease in gross profit is primarily attributable to the overall decrease in available work and increased overhead costs incurred in connection with our efforts to win new work. The increased overhead costs for sales effort account for 0.8% of the overall gross profit percentage change, increased costs for disposal of assets account for 0.2% while the remainder is due to higher employee related costs and competitive pressures to lower margins.

  Selling, General, and Administrative:

     Our Construction segment's SG&A expense decreased approximately $0.4 million, or 50.0%, to $0.4 million for the three months ended June 30, 2009, from $0.8 million for the same period in 2008. As a percentage of the total Construction segment revenue, SG&A expense decreased by 0.2 percentage points to 1.9% from 2.1% for the respective periods. The decrease is attributable to $138,000 reduction in bad debt expense, $171,000 in salaries and related employee expenses and $20,000 in depreciation and amortization expense.

     Our Construction segment's SG&A expense decreased approximately $0.6 million, or 40.0%, to $0.9 million for the six months ended June 30, 2009, from $1.5 million for the same period in 2008. As a percentage of the total
     Construction segment revenue, SG&A expense decreased by 0.2 percentage points to 2.1% from 2.3% for the respective periods. The decrease is attributable to $138,000 reduction in bad debt expense, $399,000 in salaries and related employee expenses and $20,000 in depreciation and amortization expense.

  Operating Income:

     Our Construction segment's operating income decreased $1.8 million, or 56.3%, to $1.4 million for the three months ended June 30, 2009, from $3.2 million for the comparable prior-year period. As a percentage of the total
     Construction segment revenue, operating income decreased by 3.0 percentage points to 6.1% for the three months ended June 30, 2009, from 9.1% for the comparable prior-year period. The decrease in operating income is primarily attributable to the increased direct and indirect costs of approximately
     3.2% offset by a savings in SG&A expenses of 0.2%.

     Our Construction segment's operating income decreased $2.1 million, or 45.7%, to $2.5 million for the six months ended June 30, 2009, from $4.6 million for the comparable prior-year period. As a percentage of the total
     Construction segment revenue, operating income decreased by 1.5 percentage points to 5.8% for the six months ended June 30, 2009, from 7.3% for the comparable prior-year period. The decrease in operating income is primarily attributable to the increased direct and indirect costs of approximately
     1.7% offset by a savings in SG&A expenses of 0.2%.


Management's Discussion and Analysis (continued)
------------------------------------------------

Automation Segment Results
--------------------------

                                                Three Months Ended                            Six Months Ended
                                                     June 30,                                      June 30,
                                     -----------------------------------------     ------------------------------------------
                                            2009                   2008                   2009                   2008
                                     -------------------    ------------------     -------------------    -------------------
                                                                      (Dollars in thousands)
                                     ----------------------------------------------------------------------------------------

Revenue before eliminations          $   15,578             $   11,411             $   36,255             $   21,968
Inter-segment eliminations                   (1)                  (375)                   (87)                  (530)
                                     ----------             ----------             ----------             ----------
     Total revenue                   $   15,577             $   11,036             $   36,168             $   21,438
                                     ==========             ==========             ==========             ==========

     Detailed revenue:
         Fabrication                 $    8,830    56.7%    $    6,938   62.9%     $   16,024    44.3%    $   13,621   63.5%
         Non-fabrication                  6,747    43.3%         4,098   37.1%         20,144    55.7%         7,817   36.5%
                                     ----------             ----------             ----------             ----------
     Total revenue:                  $   15,577   100.0%    $   11,036  100.0%     $   36,168   100.0%    $   21,438  100.0%

     Gross profit:                        1,217     7.8%         1,362   12.3%          4,074    11.3%         2,406   11.2%

     Operating SG&A expense:                934     6.0%           749    6.8%          2,219     6.1%         1,381    6.4%
                                     ----------             ----------             ----------             ----------

     Operating income:               $      283     1.8%    $      613    5.5%     $    1,855     5.2%    $    1,025    4.8%
                                     ==========             ==========             ==========             ==========


  Overview of Automation Segment:

     Our Automation group provides services relating to the implementation of process controls, advanced automation and information technology projects.
     We provide clients with a full range of services including front-end engineering feasibility studies and the execution of active large scope engineering, procurement, and construction projects. By focusing on such large-scope projects, we intend to pursue Distributed Control Systems (DCS) conversion and new installation projects by utilizing the Automation segment resources as well as resources from our Engineering segment.
     ENGlobal has proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture DCS.

     Our Automation segment is focusing significant efforts not only on marketing to our existing client base, but also to expanding our client base outside of the energy sector both domestically and internationally.

  Revenue:

     Our Automation segment's revenue increased approximately $4.6 million, or 41.8%, to $15.6 million for the three months ended June 30, 2009, from $11.0 million for the comparable prior-year period. Approximately $1.5 million of our revenue increase came from the acquisition of Advanced
     Control Engineering LLC in September 2008. The remainder of the increase is due to new work acquired as a result of our increased sales effort.

     Our Automation segment's revenue increased approximately $14.8 million, or 69.2%, to $36.2 million for the six months ended June 30, 2009, from $21.4 million for the comparable prior-year period. Approximately $3.9 million of our revenue increase came from the acquisition of Advanced Control
     Engineering LLC in September 2008 and approximately $8.8 million of our revenue increase came from the Ike Recovery project for a specific client.
     The remainder of the increase is due to new work acquired as a result of our increased sales effort.

  Gross profit:

     The Automation segment's gross profit decreased approximately $0.2 million, or 14.3%, to $1.2 million for the three months ended June 30, 2009, from $1.4 million for the comparable prior-year period. As a percentage of the total Automation segment revenue, gross profit decreased by 4.5 percentage points to 7.8%, from 12.3% for the three months ended June 30, 2009 and 2008, respectively. Of the overall $0.2 million decrease in gross profit,


Management's Discussion and Analysis (continued)
------------------------------------------------

     $0.8 million was attributable to increased costs offset by increased revenues of $0.6 million. Of the total gross profit percentage change, an increase of 0.5% was recognized for cancellation of incentive bonus plans offset by a decrease of 2.5% for additional indirect costs associated to the ACE acquisition, 0.6% for lower utilization caused by the move of offices while the remainder was attributed to unrecognized revenues associated with pending change orders and client authorizations.

     The Automation segment's gross profit increased approximately $1.7 million, or 70.8%, to $4.1 million for the six months ended June 30, 2009, from $2.4 million for the comparable prior-year period. As a percentage of the total
     Automation segment revenue, gross profit increased by 0.1 percentage points to 11.3%, from 11.2% for the six months ended June 30, 2009 and 2008, respectively. Of the total gross profit percentage change, an increase of 0.6% was recognized for cancellation of incentive bonus plans offset by decreases for additional indirect costs associated to the ACE acquisition, lower utilization caused by the move of offices, and unrecognized revenues associated with pending change orders and client authorizations.

  Selling, General, and Administrative:

     Our Automation segment's SG&A expense increased approximately $0.2 million, or 28.6%, to $0.9 million for the three months ended June 30, 2009, from $0.7 million for the comparable prior-year period. The increase in SG&A expense is attributable to increases of $131,000 in depreciation and amortization expense and $234,000 in facilities expense due to the relocation of the Houston office, offset by savings of $86,000 in bad debt expense and $122,000 in salaries and employee related expenses. Of the $234,000 in facilities expense, $132,000 was additional expenses for the delay in getting the building inspector's approval for the move to our new
     Houston office. As a percentage of the total Automation segment revenue, SG&A expense decreased by 0.8 percentage points to 6.0%, from 6.8% for the three months ended June 30, 2009 and 2008, respectively. This decrease in percentage is directly related to the increase in revenues.

     Our Automation segment's SG&A expense increased approximately $0.8 million, or 57.1%, to $2.2 million for the six months ended June 30, 2009, from $1.4 million for the same period in 2008. The increase in SG&A expense is attributable to increases of $213,000 in depreciation and amortization expense, $410,000 in facilities expense due to the relocation of the Houston office, and $201,000 in salaries and employee related expenses offset by savings of $86,000 in bad debt. Of the $410,000 in facilities expense, $132,000 was additional expenses for the delay in getting the building inspector's approval for the move to our new Houston office. As a percentage of the total Automation segment revenue, SG&A expense decreased by 0.3 percentage points to 6.1%, from 6.4% for the six months ended June
     30, 2009 and 2008, respectively. This decrease in percentage is directly related to the increase in revenues.

  Operating Income:

     As a result of the factors discussed above, the Automation segment's operating income decreased approximately $0.3 million, or 50.0%, to $0.3 million for the three months ended June 30, 2009, from $0.6 million for the three months ended June 30, 2008. As a percentage of the total Automation segment revenue, operating income decreased by 3.7 percentage points to 1.8% for the three months ended June 30, 2009, from 5.5% for the comparable prior-year period.

     As a result of the factors discussed above, the Automation segment's operating income increased approximately $0.9 million, or 90.0%, to $1.9 million for the six months ended June 30, 2009, compared to operating income of $1.0 million for the six months ended June 30, 2008. As a percentage of the total Automation segment revenue, operating income increased by 0.4 percentage points to 5.2% for the six months ended June
     30, 2009, from 4.8% for the comparable prior-year period.



Management's Discussion and Analysis (continued)
------------------------------------------------

Land Segment Results
--------------------

                                               Three Months Ended                            Six Months Ended
                                                     June 30,                                     June 30,
                                     -----------------------------------------    ----------------------------------------
                                             2009                   2008                 2009                   2008
                                     -------------------    ------------------    -----------------     ------------------
                                                                   (Dollars in thousands)
                                     -------------------------------------------------------------------------------------

Revenue before eliminations          $    8,412             $   11,842            $   17,498            $   20,677
Inter-segment eliminations                    -                      -                     -                     -
                                     ----------             ----------            ----------            ----------
     Total revenue                   $    8,412   100.0%    $   11,842  100.0%    $   17,498  100.0%    $   20,677  100.0%
                                     ==========             ==========            ==========            ==========

     Gross profit:                        1,288    15.3%         2,172   18.3%         2,659   15.2%         3,564   17.2%

     Operating SG&A expense:                365     4.3%           881    7.4%         1,002    5.7%         1,558    7.5%
                                     ----------             ----------            ----------            ----------

     Operating income:               $      923    11.0%    $    1,291   10.9%    $    1,657    9.5%    $    2,006    9.7%
                                     ==========             ==========            ==========            ==========


  Overview of Land Segment:

     Our Land segment provides land management expertise in title research, permitting and acquisition. We provide land and right of way consulting services and a broad menu of complementary solutions primarily to the energy, utility, transportation, electric power and government sectors. We have successfully built a reputation for quality, budget management and focused objectives, as long term alliance partners with our clients.

     The Land segment was created as a result of our acquisition of WRC
     Corporation in May 2006, and was renamed ENGlobal Land, Inc. in January
     2008. The Land segment provides services to a cross-section of clients in the energy markets. As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, we anticipate that the Land segment will have additional project opportunities.

  Revenue:

     At the beginning of the year, the Land segment was able to sustain its revenue. However, Land segment revenues are now being impacted by the economic downturn.

     The Land segment's revenue decreased approximately $3.4 million, or 28.8%, to $8.4 million for the three months ended June 30, 2009, from $11.8 million for the comparable prior-year period. This decrease in Land segment revenue is primarily attributable to clients delaying capital projects and competitive pricing pressures as a result of the economic downturn.

     The Land segment's revenue decreased approximately $3.2 million, or 15.5%, to $17.5 million for the six months ended June 30, 2009, from $20.7 million for the comparable prior-year period. This decrease in Land segment revenue is primarily attributable to clients delaying capital projects and competitive pricing pressures as a result of the economic downturn.

  Gross profit:

     Due to current economic conditions, we are experiencing higher client demands for lower costs. As a result, some of our contracts provide lower margins than we have been able to earn in the past. This trend is adversely affecting our gross profit.

     The Land segment's gross profit decreased approximately $0.9 million, or 40.9%, to $1.3 million for the three months ended June 30, 2009, from $2.2 million for the comparable prior-year period. Of the overall $0.9 million decrease in gross profit, $0.3 million was attributable to increased costs, while decreased revenues contributed to $0.6 million of the decrease. As a percentage of the total Land segment revenue, gross profit decreased by 3.0 percentage points to 15.3%, from 18.3% for the three months ended June 30, 2009 and 2008, respectively.

                                       34

------------------------------------------------

     Lower margins resulting from competitive pressures account for approximately 2.6% of the gross profit decrease. The remaining 0.4% decrease is attributable to increased non-billable and indirect costs associated with carrying employees between projects.

     The Land segment's gross profit decreased approximately $0.9 million, or 25.0%, to $2.7 million for the six months ended June 30, 2009, from $3.6 million for the comparable prior-year period. Of the overall $0.9 million decrease in gross profit, $0.3 million was attributable to increased costs, while decreased revenues contributed to $0.6 million of the decrease. As a percentage of the total Land segment revenue, gross profit decreased by 2.0 percentage points to 15.2%, from 17.2% for the six months ended June 30, 2009 and 2008, respectively. Lower margins resulting from competitive pressures account for approximately 1.7% of the gross profit decrease. The remaining 0.3% decrease is attributable to increased non-billable and indirect costs associated with compensating employees who are between projects.

  Selling, General, and Administrative:

     The Land segment's SG&A expense decreased approximately $0.5 million, or 55.6%, to $0.4 million for the three months ended June 30, 2009, from $0.9 million for the same period in 2008. As a percentage of the total Land segment revenue, SG&A expense decreased by 3.1 percentage points to 4.3%, from 7.4% for the three months ended June 30, 2009 and 2008, respectively. Decreases in SG&A costs for the three months ended June 30, 2009, were mainly related to reductions of bad debt expense in the amount of $213,000 and $260,000 in salaries and related employee expenses.

     The Land segment's SG&A expense decreased approximately $0.6 million, or 37.5%, to $1.0 million for the six months ended June 30, 2009, from $1.6 million for the same period in 2008. As a percentage of the total Land segment revenue, SG&A expense decreased by 1.8 percentage points to 5.7%, from 7.5% for the six months ended June 30, 2009 and 2008, respectively. Decreases in SG&A costs for the six months ended June 30, 2009, were related to reductions of bad debt expense in the amount of $238,000 and $263,000 in salaries and related employee expenses.

  Operating Income:

     The Land segment's operating income decreased approximately $0.4 million, or 30.8%, to $0.9 million for the three months ended June 30, 2009, from $1.3 million for the three months ended June 30, 2008. As a percentage of the total Land segment revenue, operating income increased 0.1 percentage points to 11.0% for the three months ended June 30, 2009, from 10.9% for the same period in 2008. The additional direct costs for performing the work were offset by the savings in SG&A expense, resulting in a flat operating income percentage quarter over quarter.

     The Land segment's operating income decreased approximately $0.3 million, or 15.0%, to $1.7 million for the six months ended June 30, 2009, from $2.0 million for the six months ended June 30, 2008. As a percentage of the total Land segment revenue, operating income decreased 0.2 percentage points to 9.5% for the six months ended June 30, 2009, from 9.7% for the same period in 2008. The additional direct costs for performing the work were offset by the savings in SG&A expense, resulting in a flat operating income percentage year over year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and currency exchange rates.

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility (the "Credit Facility"). As of June 30, 2009, $13.2 million had been borrowed under the Credit Facility, accruing interest at 3.00% per year on prime and between 1.58% and 2.54% on LIBOR, excluding amortization of prepaid financing costs. If it becomes necessary for the Company to replace the Credit Facility in the current economic environment, it may not be able to obtain as favorable a rate structure as the existing arrangement.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures of a registrant that are designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required disclosure.

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Control over Financial Reporting

     No changes in our internal control over financial reporting occurred during the six months ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1. LEGAL PROCEEDINGS

The Company received notice of an action filed in the 234th District Court for Harris County, TX on or about March 20, 2009, seeking declaratory relief to clear title to real property and improvements owned by Bigler Chemical on which ENGlobal Engineering, Inc. ("EEI") had filed a statutory mechanics lien statement in the amount of $2,988,000 on or about February 18, 2009. Bigler also claims breach of contract by EEI and monetary damages. The Company filed its Answer and Counterclaim for damages on breach of contract, for its attorneys' fees and costs, and to foreclose on its lien interest on April 27, 2009. We have concluded that it is remote that a liability will be incurred; therefore no loss contingency has been established.

As discussed in Note 9 above, in the first quarter of 2007 ENGlobal's Engineering segment and South Louisiana Ethanol, LLC ("SLE") executed an agreement for EPC services relating to the retro-fit of an ethanol plant in southern Louisiana. The history of the SLE Project is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and is discussed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Due to the continued failure of SLE to obtain permanent financing, on May 30, 2008, the Company filed suit to begin foreclosure proceedings in the United States District Court for the Eastern District of Louisiana, Cause Number 08-3601. The Company is seeking damages of $15.8 million.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which outlines factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2009, the Company held its Annual Meeting of Stockholders. The Company's stockholders elected the following four persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: William A. Coskey, P.E., David W. Gent, P.E., Randall B. Hale, and David C. Roussel. The Company's stockholders also voted to approve the adoption of the ENGlobal Corporation 2009 Equity Incentive Plan authorizing 480,000 shares, the equivalent number of shares remaining under the expired ENGlobal Corporation 1998 Incentive Plan previously approved by stockholders on June 14, 2007.


The number of shares voted and withheld with respect to each director were as follows:

Election of Directors                       For              Withheld
---------------------                       ---              --------

William A. Coskey, P.E.                  23,584,054          2,213,967
David W. Gent, P.E.                      18,629,284          7,168,737
Randall B. Hale                          22,381,943          3,416,078
David C. Roussel                         22,991,935          2,806,086

The number of shares voted for and against the approval of the adoption of the ENGlobal Corporation 2009 Equity Incentive Plan were as follows:

For                     Against               Abstain
---                     -------               -------

11,130,687              9,611,280             18,332


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

                                                                         Incorporated by Reference to:
                                                              ------------------------------------------------
Exhibit                                                       Form or       Exhibit   Filing Date    SEC File
  No.                    Description                          Schedule        No.      with SEC       Number
-------                  -----------                          --------      -------   -----------    --------

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

    3.3  Amended and Restated Bylaws of Registrant dated        10-K          3.3      03/28/08      001-14217
         November 6, 2007

    3.4  Amendments to Amended and Restated Bylaws of           10-Q          3.2      05/07/08      001-14217
         Registrant dated April 29, 2008.

  *10.1  Form of Restricted Stock Award Agreement of 2009
         Equity Incentive Plan between Registrant and its independent directors

  *31.1 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2009

  *31.2 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2009

  *32.0  Certification Pursuant to Rule 13a - 14(b) of the
         Securities Exchange Act of 1934 and 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second
         Quarter 2009

* Filed herewith

                                       38

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal Corporation

Dated: August 10, 2009

                                      By: /s/ Robert W. Raiford
                                          -------------------------
                                          Robert W. Raiford
                                          Chief Financial Officer and Treasurer