Form 10-Q
period 2009-09-30
ENGLOBAL CORP
filed 2009-11-09
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

                                 (281) 878-1000
              (Registrant's telephone number, including area code)

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
                               Yes        No
                                  -----       -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

     Large Accelerated Filer                  Accelerated Filer            X
                                ---                                       ---
     Non-Accelerated Filer                    Smaller Reporting Company
                                ---                                       ---
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes        No     X
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business of November 4, 2009.


             $0.001 Par Value Common Stock    27,352,159 shares


                                                    QUARTERLY REPORT ON FORM 10-Q
                                             FOR THE PERIOD ENDED SEPTEMBER 30, 2009

                                                        TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------

Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income for the Three Months and
                      Nine Months Ended September 30, 2009 and September 30, 2008                                         4

                  Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008                       5

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 2009 and September 30, 2008                                                           6

                  Notes to Condensed Consolidated Financial Statements                                                 7-16

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations               17-39

                           Engineering Segment Results                                                                   28
                           Construction Segment Results                                                                  31
                           Automation Segment Results                                                                    34
                           Land Segment Results                                                                          37

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                             40

       Item 4.    Controls and Procedures                                                                                40

Part II.          Other Information

       Item 1.    Legal Proceedings                                                                                      41

       Item 1A.   Risk Factors                                                                                           41

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                            41

       Item 3.    Defaults Upon Senior Securities                                                                        42

       Item 4.    Submission of Matters to a Vote of Security Holders                                                    42

       Item 5.    Other Information                                                                                      42

       Item 6.    Exhibits                                                                                               42

                  Signatures                                                                                             43




                                                        PART I. - FINANCIAL INFORMATION
                                                        -------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                                              ENGlobal Corporation
                                                   Condensed Consolidated Statements of Income
                                                                 (Unaudited)
                                                          (Dollars in thousands)


                                                                      For the Three Months                 For the Nine Months
                                                                       Ended September 30,                 Ended September 30,
                                                                -------------------------------     -------------------------------

                                                                     2009             2008              2009               2008
                                                                -------------     -------------     -------------     -------------

Revenues                                                        $      87,271     $     123,167     $     260,639     $     357,344
Operating costs                                                        80,103           109,533           235,940           309,063
                                                                -------------     -------------     -------------     -------------
Gross profit                                                            7,168            13,634            24,699            48,281

Selling, general and administrative                                     6,980             7,449            20,838            23,376
                                                                -------------     -------------     -------------     -------------
Operating income                                                          188             6,185             3,861            24,905

Other income (expense):
     Other income (expense)                                                31                49               182               134
     Interest income (expense), net                                      (148)             (360)             (479)           (1,256)
                                                                -------------     -------------     -------------     -------------
Income before income taxes                                                 71             5,874             3,564            23,783

Provision for federal and state income taxes                              140             2,379             1,570             9,583
                                                                -------------     -------------     -------------     -------------

Net income (loss)                                               $         (69)    $       3,495     $       1,994     $      14,200
                                                                =============     =============     =============     =============

Net income per common share:
     Basic                                                      $        0.00     $        0.13     $        0.07     $        0.52
     Diluted                                                    $        0.00     $        0.13     $        0.07     $        0.51

Weighted average shares used in computing net income
per share (in thousands):
     Basic                                                             27,305            27,272            27,299            27,143
     Diluted                                                           27,305            27,956            27,573            27,704


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



                                                       ENGlobal Corporation
                                               Condensed Consolidated Balance Sheets
                                                           (Unaudited)
                                                      (Dollars in thousands)

                                                              ASSETS
                                                              ------
                                                                                           September 30,     December 31,
                                                                                               2009             2008
                                                                                           -------------     ------------
Current Assets:
     Cash                                                                                   $     449         $   1,000
     Trade receivables, net                                                                    62,558            96,023
     Prepaid expenses and other current assets                                                  2,612             2,392
     Notes receivable                                                                           3,124              --
     Current portion of long term notes receivable                                                 30                59
     Costs and estimated earnings in excess of billings on uncompleted contracts                6,002             6,913
     Federal and state income taxes receivable                                                  1,391              --
     Deferred tax asset                                                                         4,281             4,281
                                                                                            ---------         ---------
         Total Current Assets                                                               $  80,447         $ 110,668

Property and equipment, net                                                                     6,566             5,744
Goodwill                                                                                       22,283            21,457
Other intangible assets, net                                                                    4,532             5,000
Long term notes receivable, net of current portion                                              8,620             8,636
Deferred tax asset, non-current                                                                   153               153
Other assets                                                                                      876             1,047
                                                                                            ---------         ---------
         Total Assets                                                                       $ 123,477         $ 152,705
                                                                                            =========         =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                             ------------------------------------

Current Liabilities:
     Accounts payable                                                                       $  11,151         $  18,830
     Accrued compensation and benefits                                                         16,111            24,432
     Notes payable                                                                               --               1,058
     Current portion of long-term debt and leases                                              11,039             1,861
     Deferred rent                                                                                578               416
     Billings and estimated earnings in excess of costs on uncompleted contracts                3,523               208
     Federal and state income taxes payable                                                      --               2,472
     Other current liabilities                                                                    852             2,805
                                                                                            ---------         ---------
         Total Current Liabilities                                                          $  43,254         $  52,082

Long-Term Debt and Leases, net of current portion                                               1,001            23,857
                                                                                            ---------         ---------
         Total Liabilities                                                                  $  44,255         $  75,939
                                                                                            ---------         ---------

Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,352,159 and 27,294,852 shares issued and outstanding at September 30, 2009 and
        December 31, 2008, respectively                                                     $      27         $      27
     Additional paid-in capital                                                                36,866            36,415
     Retained earnings                                                                         42,434            40,439
     Accumulated other comprehensive income (loss)                                               (105)             (115)
                                                                                            ---------         ---------
         Total Stockholders' Equity                                                         $  79,222         $  76,766
                                                                                            ---------         ---------
         Total Liabilities and Stockholders' Equity                                         $ 123,477         $ 152,705
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



                                                         ENGlobal Corporation
                                              Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                                   For the Nine Months Ended
                                                                                                         September 30,
                                                                                                   -------------------------
                                                                                                     2009             2008
                                                                                                   -------------------------
Cash Flows from Operating Activities:
     Net income                                                                                    $  1,994         $ 14,200
     Adjustments to reconcile net income to net cash provided
        (used)  by  operating activities:
         Depreciation and amortization                                                                3,713            3,393
         Share-based compensation expense                                                               514            1,063
         (Gain)/Loss on disposal of property, plant and equipment                                        45              (85)
         Deferred income taxes                                                                         --               (204)
     Changes in current assets and liabilities, net of acquisitions:
         Trade accounts and other receivables                                                        30,341          (19,622)
         Costs and estimated earnings in excess of billings on uncompleted contracts                    911            1,735
         Prepaid expenses and other assets                                                             (467)             520
         Accounts payable                                                                            (7,679)           1,023
         Accrued compensation and benefits                                                           (8,321)           1,783
         Billings in excess of costs and estimated earnings                                           3,315             (522)
         Other liabilities                                                                           (1,978)          (1,107)
         Income taxes receivable/payable                                                             (3,863)          (1,192)
                                                                                                   --------         --------
         Net cash provided by operating activities                                                 $ 18,525         $    985
                                                                                                   --------         --------

Cash Flows from Investing Activities:
     Property and equipment acquired                                                                 (3,165)          (1,570)
     Proceeds from note receivable                                                                       44            1,480
     Business acquisitions, net of cash acquired                                                     (1,050)          (2,844)
     Proceeds from sale of other assets                                                                   3              383
                                                                                                   --------         --------

         Net cash used in investing activities                                                     $ (4,168)        $ (2,551)
                                                                                                   --------         --------

Cash Flows from Financing Activities:
     Net borrowings (payments) on line of credit                                                    (12,530)           2,284
     Proceeds from issuance of common stock                                                            --              1,327
     Borrowing (repayments) under capital lease                                                        (130)             459
     Other long-term debt repayments                                                                 (2,258)          (1,967)
                                                                                                   --------         --------

         Net cash (used in) provided by financing activities                                       $(14,918)        $  2,103
                                                                                                   --------         --------
Effect of Exchange Rate Changes on Cash                                                                  10              (75)
                                                                                                   --------         --------
         Net change in cash                                                                            (551)             462
Cash, at beginning of period                                                                          1,000              908
                                                                                                   --------         --------
Cash, at end of period                                                                             $    449         $  1,370
                                                                                                   ========         ========


                                See accompanying notes to interim condensed consolidatd financial statements.




              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all of its subsidiaries and all significant inter-company accounts and transactions have been eliminated in the consolidation.

     The condensed consolidated financial statements of ENGlobal Corporation
     (which may be referred to as "ENGlobal," the "Company," "we," "us," or "our") included herein are unaudited for the three month and nine month periods ended September 30, 2009 and 2008, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2008, have been derived from the audited financial statements. These financial statements reflect all adjustments
     (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through November 9, 2009, the date of filing these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented not misleading.


NOTE 2 - CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

     A summary of critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2008 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and
     Analysis of Financial Condition and Results of Operations in our 2008
     Annual Report on Form 10-K.

     On July 1, 2009, the FASB issued the authoritative version of the Accounting Standards Codification (TM) (Codification or ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (U.S. GAAP). The Codification is effective for interim and annual periods ended after September 15, 2009 and all previous level
     (a)-(d) U.S. GAAP standards issued by a standard setter are superseded. The
     Company has adopted the provisions of the Codification with its reporting period ended September 30, 2009. Adoption of the new guidance did not materially impact the Company's financial statements.


NOTE 3 - SHARE-BASED COMPENSATION

     The Company's 1998 Incentive Plan ("Option Plan") that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term.
     Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors under the option Plan vested quarterly over a one-year period. As of November 4, 2009, 1,156,104 shares of Common Stock remained subject to outstanding awards previously granted under the Option Plan.

     The Company's stockholders approved a new 2009 Equity Incentive Plan
     ("Equity Plan") in June 2009 that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees, if any, will vest over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Grants to non-employee directors will vest quarterly over a one-year period. The Company anticipates that the shares available in the Equity Plan will be used primarily to compensate non-employee directors.




              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

     Total share-based compensation expense in the amount of $169,000 and $247,000 was recognized during the three months ended September 30, 2009 and 2008, respectively. Total share-based compensation expense in the amount of $514,000 and $1,063,000 was recognized during the nine months ended September 30, 2009 and 2008, respectively. Share-based compensation expense is reported in selling, general and administrative expense.

     Stock Options

     Compensation expense related to outstanding non-vested stock option awards under the Option Plan of $372,000 had not been recognized at September 30, 2009. This compensation expense is expected to be recognized over a weighted-average period of approximately 25 months.

     The following table summarizes stock option activity through the third quarter of 2009:

                                                                   Weighted       Weighted Average
                                                                    Average         Remaining             Aggregate
                                                  Number of        Exercise         Contractual           Intrinsic
                                                   Options           Price          Term (Years)         Value (000's)*
                                                 ----------        ---------      ----------------       ------------
     Balance at December 31, 2008                 1,173,206        $   6.82                5.4           $      626
         Granted                                       --                --                 --                   --
         Exercised                                     --                --                 --                   --
         Canceled or expired                        (17,102)           8.89                 --                   --
                                                 ----------        --------         ----------           ----------

     Balance at September 30, 2009                1,156,104        $   6.79                5.7           $    1,071
                                                 ----------        --------         ----------           ----------

     Exercisable at September 30, 2009            1,045,504        $   6.42                5.5           $    1,071
                                                 ==========        ========         ==========           ==========

     *Based on average stock price through the third quarter of 2009 of $4.43 per share. The average stock price for the same period in 2008 was $14.28 per share. The total fair value of vested options outstanding as of September 30, 2009 and 2008 was $1.1 million and $7.9 million, respectively.

     The total intrinsic value of options exercised was $2.1 million for the nine months ended September 30, 2008. There were no options exercised during the nine months ended September 30, 2009.

     Restricted Stock Unit Awards

     On August 8, 2008, the Company granted restricted stock units equivalent to 6,420 shares of common stock to each of its three non-employee directors.
     These restricted stock units, granted outside of the Option Plan, were intended to compensate and retain the directors over the one-year service period commencing July 1, 2008. The fair value of the award was $93,411 per director based on the market price of $14.55 per share on the date granted.
     Upon vesting, which was equally at quarterly intervals, the units became convertible into cash based on the then market price of the Company's shares at each respective vesting date. Each director's vested units were settled for the cash value of $41,698 on or before July 17, 2009.

     Restricted Stock Awards

     On June 18, 2009, the Company granted restricted stock awards of 15,625 shares of common stock to each of its three non-employee directors. These restricted stock awards are intended to compensate and retain the directors over the one-year service period commencing July 1, 2009. The fair value of the awards was $80,000 per director based on the market price of $5.12 per share of the Company's stock on the date the awards were granted. The restricted stock awards vest in equal quarterly installments beginning on September 30, 2009, so long as the grantee continues to serve as a director of the Company. Recognition of compensation expense related to the restricted stock awards commenced during the three months ended September
     30, 2009. The amount of compensation expense related to these restricted stock awards that had not been recognized at September 30, 2009, totaled
     $180,000.




              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 4 - FIXED FEE CONTRACTS

     Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2009 and December 31, 2008:
                                                                                             September 30,     December 31,
                                                                                                 2009             2008
                                                                                             ------------------------------
                                                                                                 (Dollars in thousands)
                                                                                             ------------------------------

     Costs incurred on uncompleted contracts                                                   $ 30,216          $ 24,893
     Estimated earnings (losses) on uncompleted contracts                                         5,903             5,280
                                                                                               --------          --------
         Earned revenues                                                                         36,119            30,173
     Less: billings to date                                                                      33,640            23,468
                                                                                               --------          --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                           $  2,479          $  6,705
                                                                                               ========          ========

     Costs and estimated earnings in excess of billings on uncompleted contracts               $  6,002          $  6,913
     Billings and estimated earnings in excess of cost on uncompleted contracts                  (3,523)             (208)
                                                                                               --------          --------
         Net costs and estimated earnings in excess of billings
            on uncompleted contracts                                                           $  2,479          $  6,705
                                                                                               ========          ========


NOTE 5 - LINE OF CREDIT AND DEBT
                                                                                                September 30,   December 31,
                                                                                                   2009            2008
                                                                                                ----------------------------
                                                                                                  (Dollars in thousands)
                                                                                                ----------------------------
     Schedule of Long-Term Debt and Leases:
         Comerica Credit Facility                                                               $ 10,000         $ 22,530
         Cleveland Inspection Services, Inc., CIS Technical Services and F.D. Curtis                --                293
         ATI Technologies                                                                           --                 30
         Michael Lee                                                                                --                900
         Watco Management, Inc.                                                                      260              260
         ICP Transco                                                                                 182             --
         FH McIlwain, PC; JA Walters, PC; WM Bosarge, PC; MR Burton, PC                            1,310            1,287
                                                                                                --------         --------
              Total long-term debt                                                                11,752           25,300
                                                                                                --------         --------
                 Less: current maturities of long-term debt                                      (10,851)          (1,686)
                                                                                                --------         --------
              Long-term debt, net of current portion                                                 901           23,614
              Borrowings under capital lease                                                         288              418
                 Less: current maturities of capital lease                                          (188)            (175)
                                                                                                --------         --------
              Total long-term debt and leases, net of current portion                           $  1,001         $ 23,857
                                                                                                ========         ========

     As of August 2009, our existing credit facility with Comerica Bank, by its terms, was required to be classified as a current liability. The company is reviewing options for replacing this credit facility (see Liquidity and Capital Resources in the Management's Discussion and Analysis section).

     During the three months ended September 30, 2009 final payments totaling approximately $99,000 were made on the Cleveland Inspection Services Inc., CIS Technical and F.D. Curtis notes payable.

     On August 14, 2009, a subsidiary of the Company, acquired the consulting business of PCI Management and Consulting Company ("PCI") (see Note 10 -
     Acquisitions). Consideration for the acquisition included unsecured, non-interest bearing deferred payments in the aggregate principal amount of $200,000, payable in two equal installments.




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

     The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation and information technology projects.

     The Land segment provides land management, right-of-way, environmental compliance and governmental regulatory compliance services primarily to pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.

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




              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


NOTE 6 - SEGMENT INFORMATION (continued)

For the three months ended              Engineering     Construction    Automation       Land        All Other     Consolidated
    September 30, 2009
  (Dollars in thousands)

Revenue before eliminations               $  32,041      $  28,526      $  19,545      $   7,250     $    --        $  87,362
Inter-segment eliminations                      (33)           (53)            (5)          --            --              (91)
                                          ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                             32,008         28,473         19,540          7,250          --           87,271
                                          ---------      ---------      ---------      ---------     ---------      ---------
         Gross profit                         1,569          1,802          2,748          1,049          --            7,168
         SG&A                                 1,662            477          1,065            473         3,303          6,980
                                          ---------      ---------      ---------      ---------     ---------      ---------
         Operating income                       (93)         1,325          1,683            576        (3,303)           188
                                          ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                            31
         Interest income (expense)                                                                                       (148)
         Tax provision                                                                                                   (140)
                                                                                                                    ---------
         Net loss                                                                                                   $     (69)
                                                                                                                    =========

For the three months ended
    September 30, 2008
  (Dollars in thousands)

Revenue before eliminations               $  63,170      $  44,481      $   7,912      $  11,251     $    --        $ 126,814
Inter-segment eliminations                      (60)        (3,571)           (16)          --            --           (3,647)
                                          ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                             63,110         40,910          7,896         11,251          --          123,167
                                          ---------      ---------      ---------      ---------     ---------      ---------
         Gross profit                         8,864          2,765            154          1,851          --           13,634
         SG&A                                 1,446            794            720            660         3,829          7,449
                                          ---------      ---------      ---------      ---------     ---------      ---------
         Operating income                     7,418          1,971           (566)         1,191        (3,829)         6,185
                                          ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                            49
         Interest income (expense)                                                                                       (360)
         Tax provision                                                                                                 (2,379)
                                                                                                                    ---------
         Net income                                                                                                 $   3,495
                                                                                                                    =========






              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 6 - SEGMENT INFORMATION (continued)

For the nine months ended               Engineering   Construction    Automation        Land        All Other     Consolidated
    September 30, 2009
  (Dollars in thousands)

Revenue before eliminations              $ 108,631      $  73,740      $  55,800      $  24,748     $    --        $ 262,919
Inter-segment eliminations                    (594)        (1,594)           (92)          --            --           (2,280)
                                         ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                           108,037         72,146         55,708         24,748          --          260,639
                                         ---------      ---------      ---------      ---------     ---------      ---------
         Gross profit                        8,938          5,231          6,822          3,708          --           24,699
         SG&A                                4,626          1,371          3,284          1,475        10,082         20,838
                                         ---------      ---------      ---------      ---------     ---------      ---------
         Operating income                    4,312          3,860          3,538          2,233       (10,082)         3,861
                                         ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                          182
         Interest income (expense)                                                                                      (479)
         Tax provision                                                                                                (1,570)
                                                                                                                   ---------
         Net income                                                                                                $   1,994
                                                                                                                   =========

For the nine months ended
    September 30, 2008
  (Dollars in thousands)

Revenue before eliminations              $ 192,685      $ 110,356      $  29,880      $  31,928     $    --        $ 364,849
Inter-segment eliminations                     (67)        (6,892)          (546)          --            --           (7,505)
                                         ---------      ---------      ---------      ---------     ---------      ---------
         Revenue                           192,618        103,464         29,334         31,928          --          357,344
                                         ---------      ---------      ---------      ---------     ---------      ---------
         Gross profit                       31,525          8,781          2,560          5,415          --           48,281
         SG&A                                5,003          2,255          2,101          2,219        11,798         23,376
                                         ---------      ---------      ---------      ---------     ---------      ---------
         Operating income                   26,522          6,526            459          3,196       (11,798)        24,905
                                         ---------      ---------      ---------      ---------     ---------
         Other income (expense)                                                                                          134
         Interest income (expense)                                                                                    (1,256)
         Tax provision                                                                                                (9,583)
                                                                                                                   ---------
         Net income                                                                                                $  14,200
                                                                                                                   =========

     Financial information about geographic areas
     --------------------------------------------
     Revenue from the Company's non-U.S. operations is not material. Long-lived assets (principally leasehold improvements and computer equipment) located in Canada were valued at $23,000 as of September 30, 2009, net of accumulated depreciation, stated in U.S. dollars.




              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

NOTE 7 - FEDERAL AND STATE INCOME TAXES

     The components of income tax expense (benefit) for the three months and nine months ended September 30, 2009 and 2008 were as follows:

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                       2009             2008              2009             2008
                                                       ----             ----              ----             ----
                                                                        (Dollars in thousands)
                                                      -----------------------------------------------------------
        Current                                       $    64          $ 2,403           $ 1,321          $ 9,787
        Deferred                                           76              (24)              249             (204)
                                                      -------          -------           -------          -------
               Total tax provision (benefit)          $   140          $ 2,379           $ 1,570          $ 9,583
                                                      =======          =======           =======          =======
               Effective tax rate                       197.2%            40.5%             44.1%            40.3%
                                                      -------          -------           -------          -------

     As required by ASC 740 the Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period. The computed effective tax rate for the three-month period ended September 30, 2009 is higher than the customary relationship between income tax expense and pretax accounting income because we revised our estimate of fiscal year effective tax rates upward to reflect estimated proportionate changes in components of fiscal year pretax income.


NOTE 8 - EARNINGS PER SHARE

     The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share ("EPS").

                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30,                    September 30,
                                                                           2009             2008             2009          2008
                                                                           ----             ----             ----          ----
                                                                                         (Shares in thousands)
                                                                        ---------------------------------------------------------
         Weighted average shares outstanding                                  27,305        27,272           27,299        27,143
            used to compute basic EPS
         Effect of share-based compensation plans                                  -           684              274           561
                                                                        ------------  ------------     ------------   -----------
         Shares used to compute diluted EPS                                   27,305        27,956           27,573        27,704
                                                                        ============  ============     ============   ===========

     The Company excluded potentially issuable shares of 638,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three and nine month periods ended
     September 30, 2009. There were no shares that were anti-dilutive for the three and nine month periods ended September 30, 2008.


NOTE 9 -COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with certain of its officers and key employees. Such agreements provide for minimum salary levels, with the severance terms ranging from three to twelve months. Generally, if the Company terminates the employment of the employee for any reason other than
     (1) for cause, as defined in the employment agreement, (2) voluntary resignation, or (3) the employee's death, the Company is obligated to provide a severance benefit equal to three, six or twelve months, depending on the terms of the agreement, of the employee's salary, and, at its option, an additional three or six months at 50% to 100% of the employee's salary in exchange for an extension of the employee's agreement not to engage in certain competitive activities. Most of these agreements are renewable for one year at the Company's option. The Company entered into employment agreements with two employees as a result of the PCI acquisition in August 2009.




              Notes To Condensed Consolidated Financial Statements
              ----------------------------------------------------

     Long-term Note Receivable

     In the first quarter of 2007, ENGlobal Engineering, Inc. ("EEI") and South
     Louisiana Ethanol, LLC ("SLE") executed an agreement for engineering, procurement and construction ("EPC") services relating to the retro-fit of an ethanol plant in southern Louisiana (the "SLE project"). In October
     2007, SLE executed a promissory note, or "Hand Note," payable to the Company and having a principal balance of approximately $12.3 million, constituting amounts then due to the Company for its work performed in connection with the project. The history of the SLE Project is described in
     Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended
     September 30, 2007, and is discussed further in the Company's Annual
     Reports on Form 10-K for years ended December 31, 2007 and December 31,
     2008, under Litigation, below, and in Part II, "Item 1 - Legal Proceedings" of this Quarterly Report on Form 10-Q.

     Note Receivable

     On March 13, 2009, the Company entered into a letter agreement (the "letter agreement") with a significant client resolving the payment of due and past due accounts receivable invoice's in the aggregate amount of $6.8 million.
     The principal terms of the letter agreement include the recovery of amounts due in monthly payments beginning in March 2009 and ending with final payment in December 2009. The $6.8 million payment plan included $4.6 million in subcontractor obligations which are included in our Accounts
     Payable balances. As of September 30, 2009, receipts against the note and payments of subcontractor obligations were current with balances remaining of $3.1 million and $2.1 million respectively. However, the Company did not receive the full amount of the scheduled $800,000 monthly payment due on October 20, 2009. Instead, the client notified the Company that it had a claim against the Company relating to a separate, completed project, in the amount of the balance due under the letter agreement and further, that it was offsetting the amount of its claim against the amount it owed the Company under the letter agreement. At this time, the note balance following the partial payment is approximately $3.3 million. The Company had previously filed a materialman's and mechanic's lien on February 13, 2009, from the facts determinable at present, we believe all amounts are collectible.

     Litigation

     Due to past due payments on accounts receivable invoices for services provided to Bigler, LP ("Bigler") in the amount of $2,988,000, the Company filed a materialman's and mechanic's lien on the property on which the services were performed. In response, Bigler filed a petition entitled
     Bigler, L.P. f/k/a Bigler Trading Company, Inc. and Bigler Land, LLC vs
     ENGlobal Engineering, Inc. in 234th District Court of Harris County, Case
     Number 2009-15676, asking for declaratory relief clearing title of the lien, and seeking unspecified monetary damages. ENGlobal Engineering has filed a counterclaim for collection of the fees due, and foreclosure of its lien. The court has denied Bigler's pre-trial motion to vacate the lien. On
     October 30, 2009, Bigler filed a petition in U.S. Bankruptcy Court for the
     Southern District of Texas (Houston), Bankruptcy Petition #09-38188. As of the date of this Quarterly Report, we have not had an opportunity to assess lien priorities and other matters related to distribution of assets from the bankruptcy estate.

     In 2006 and 2007, ENGlobal Engineering, Inc. entered into a series of agreements with Southern Louisiana Ethanol, L.L.C. ("SLE") to refurbish and upgrade SLE's ethanol facility in Belle Chase, LA. EEI commenced work in approximately December 2006. In September 2007, SLE ceased work on the project after failing to secure permanent financing. On May 30, 2008, the Company filed suit in the United States District Court for the Eastern
     District of Louisiana, Case Number 08-3601, seeking damages of $15.8 million, and to foreclose on the acquired mechanic's liens of its subcontractors. On August 25, 2009, SLE filed a voluntary petition and notice of bankruptcy for protection under the Bankruptcy Code, Title 11
     United States Code, Chapter 11, in the United States Bankruptcy Court for the Eastern District of Louisiana, Case number 09-12676.





              Notes To Condensed Consolidated Financial Statements
              ----------------------------------------------------

     Since filing the lawsuit, the Company has written the book value of the SLE receivable down to $8.6 million and, at this time, the Company believes it is likely to obtain a judgment against SLE for substantially this amount.
     However, collection is not assured. Rather it is subject to the determination of the Bankruptcy court as to amount, priority, ownership of liens and claims and other issues, some of which have been raised by the debtor in a counterclaim filed in the Bankruptcy court. In addition, collectability will depend on the value of the collateral, which will only be finally ascertained on its actual sale. An independent appraisal conducted in December 2008 concluded that, based on a number of assumptions, the property has a fair market value of $22.1 million, an orderly liquidation value of $14.9 million, and a forced liquidation value of $11.7 million. The Company believes the ultimate disposition of the SLE litigation will not materially adversely affect our liquidity or overall financial position.

     ENGlobal was named as a defendant in a lawsuit entitled Ecoproduct
     Solutions, L.P. vs. ENGlobal Engineering and Swenson Technology, Inc., but has not been served with process. The lawsuit, filed on October 8, 2009, is pending in the 270th Judicial District Court of Harris County, Texas, Case
     Number 2009-64881, and is based on a contract for engineering services performed between November 2004 and August 2005 and for which ENGlobal received approximately $700,000. Ecoproduct claims that it has incurred actual damages of $45 million and is seeking to recover actual, consequential and punitive damages. However, Ecoproduct has requested that the court abate the lawsuit and compel ENGlobal to submit to a pending arbitration between Ecoproduct and Swenson, even though a similar request was denied by the arbitrators. ENGlobal believes Ecoproduct's claims are entirely without merit and that they are barred by applicable statutes of limitations. If served, we will vigorously defend ourselves in this proceeding. We do not anticipate that the outcome of this matter will have a material adverse effect on our financial condition.

     As of the date of these interim financial statements, we are party to several legal proceedings arising in the ordinary course of business that we believe have been reserved for, are covered by insurance or if determined adversely to us, whether individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position. However, we cannot predict the ultimate outcomes of these matters with certainty. In addition, the Company has filed suit against a number of its clients for payment of accounts receivable.
     Although the Company believes it will receive favorable judgments in these collection matters, due to impact of the downturn of the business and credit climate on its clients' businesses, it may not be able to fully collect on judgments it receives.

     Insurance

     The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. The Company is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.1 million as of September 30, 2009 and $1.4 million as of December 31, 2008.

NOTE 10 - ACQUISITIONS

     A subsidiary of the Company acquired the operations of PCI Management and Consulting Company ("PCI"), a private Illinois based power consulting business, through an immaterial business combination which closed August
     14, 2009. Consideration approximated $1.0 million in cash and $0.2 million in the form of a note. PCI provides engineering, consulting and project management services, specializing in projects related to the generation, transmission and distribution of energy. PCI complements the other business of our Construction segment and is situated geographically to expand the Construction segment's service territory. In addition, its location will establish a strong base from which to serve the power market. Results of operations are included in the Construction segment beginning August 15, 2009.




              Notes To Condensed Consolidated Financial Statements
              ----------------------------------------------------

     The acquisition, which was structured as a taxable transaction that excluded all monetary assets and liabilities and all contingencies of the acquired business, was accounted for following the requirements of ASC 805.
     The Company recognized customer relationships and non-compete contracts as intangible assets. The intangible asset's were recognized at their fair values on the acquisition date of $0.3 million and $0.2 million respectively, and are being amortized over five years. The fair values were determined by management using an income approach methodology that is consistent with previous similar acquisitions.

     The residual portion of consideration $0.7 million was recognized as goodwill, all of which is deductible for income tax purposes. Goodwill represents management's estimate of the cost associated with acquiring

     PCI's power consulting reputation, technical expertise, workforce and the potential synergies with our other energy infrastructure consulting businesses. Acquisition cost of $6,000 was incurred and expensed as general and administrative expenses during the nine months ended September 30, 2009.




 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

     Forward-Looking Statements
     --------------------------

         Certain information contained in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities and future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
         Generally, the words "anticipate," "believe," "estimate," "expect,"
         "may" and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December
         31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

         The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form
         10-K for the year ended December 31, 2008.

     MD&A Overview
     -------------

         The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months and nine months ended September 30, 2009, compared to the corresponding periods in 2008.

                                        During the three months           During the nine months
                                        ended September 30, 2009          ended September 30, 2009
                                        ------------------------          ------------------------

          Revenues                          Decreased 29.1%                  Decreased 27.1%

          Gross profit                      Decreased 47.4%                  Decreased 48.8%

          Operating income                  Decreased 97.0%                  Decreased 84.5%

          SG&A expense                      Decreased 6.3%                   Decreased 10.9%

          Net income                        Decreased 102.0%                 Decreased 86.0%




Management's Discussion and Analysis (continued)
------------------------------------------------

Selected Balance Sheet Comparisons                                     As of                As of               As of
                                                                   September 30,        December 31,        September 30,
                                                                       2009                 2008                2008
                                                                 ------------------   ----------------    -----------------
                                                                                  (Dollars in thousands)
                                                                 ----------------------------------------------------------

         Working capital                                       $            37,193  $          58,586   $           61,516

         Total assets                                          $           123,477  $         152,705   $          140,191

         Long-term debt and capital leases, net of current                                              $           32,403
              portion                                          $             1,001  $          23,857

         Stockholders' equity                                  $            79,222  $          76,766   $           72,312

         Days sales outstanding                                                 65                 64                   61

         Long-term debt and capital leases, net of current portion, decreased
         95.8%, or $22.9 million, from $23.9 million at December 31, 2008 to $1.0 million at September 30, 2009. As a percentage of stockholders' equity, long-term debt decreased to 1.3% from 31.1% over this nine-month period due primarily to a $12.5 million pay down on our line of credit, plus the reclassification of $10.0 million to a current liability. The past due payments on Accounts Receivable invoices for services provided to one customer negatively impacted our average days sales outstanding for the three-month period ended September 30, 2009 by three days. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

         Total stockholders' equity increased 3.1%, or $2.4 million, from $76.8 million as of December 31, 2008 to $79.2 million as of September 30, 2009. The increase in stockholders' equity compared to September 30, 2008 was 9.5%, or $6.9 million.





Management's Discussion and Analysis (continued)
------------------------------------------------

                                           Consolidated Results of Operations for the Three Months
                                                   Ended September 30, 2009 and 2008
                                                              (Unaudited)

     For the three months ended
         September 30, 2009
       (Dollars in thousands)        Engineering   Construction  Automation     Land        All Other  Consolidated

Revenue before eliminations           $  32,041    $  28,526     $  19,545    $   7,250    $    --      $  87,362
Inter-segment eliminations                  (33)         (53)           (5)        --           --            (91)
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Revenue                         32,008       28,473        19,540        7,250         --         87,271      100.0 %
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Gross profit                     1,569        1,802         2,748        1,049         --          7,168        8.2 %
         SG&A                             1,662          477         1,065          473        3,303        6,980        8.0 %
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Operating income                   (93)       1,325         1,683          576       (3,303)         188        0.2 %
                                      ---------    ---------     ---------    ---------    ---------
         Other income (expense)                                                                                31        0.1 %
         Interest income (expense)                                                                           (148)      (0.2 %)
         Tax provision                                                                                       (140)      (0.2 %)
                                                                                                        ---------
         Net loss                                                                                       $     (69)      (0.1 %)
                                                                                                        =========
Diluted earnings per share                                                                              $    0.00

     For the three months ended
         September 30, 2008
       (Dollars in thousands)

Revenue before eliminations           $  63,170    $  44,481     $   7,912    $  11,251    $    --      $ 126,814
Inter-segment eliminations                  (60)      (3,571)          (16)        --           --         (3,647)
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Revenue                         63,110       40,910         7,896       11,251         --        123,167      100.0 %
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Gross profit                     8,864        2,765           154        1,851         --         13,634       11.1 %
         SG&A                             1,446          794           720          660        3,829        7,449        6.1 %
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Operating income                 7,418        1,971          (566)       1,191       (3,829)       6,185        5.0 %
                                      ---------    ---------     ---------    ---------    ---------
         Other income (expense)                                                                                49        0.0 %
         Interest income (expense)                                                                           (360)      (0.3 %)
         Tax provision                                                                                     (2,379)      (1.9 %)
                                                                                                        ---------
         Net income                                                                                     $   3,495        2.8 %
                                                                                                        =========
Diluted earnings per share                                                                              $    0.13

        Increase/(Decrease)
        in Operating Results
       (Dollars in thousands)

Revenue before eliminations           $ (31,129)   $ (15,955)    $  11,633    $  (4,001)   $    --      $ (39,452)
Inter-segment eliminations                   27        3,518            11         --           --          3,556
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Revenue                        (31,102)     (12,437)       11,644       (4,001)        --        (35,896)     (29.1 %)
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Gross profit                    (7,295)        (963)        2,594         (802)        --         (6,466)     (47.4 %)
         SG&A                               216         (317)          345         (187)        (526)        (469)      (6.3 %)
                                      ---------    ---------     ---------    ---------    ---------    ---------
         Operating income                (7,511)        (646)        2,249         (615)         526       (5,997)     (97.0 %)
                                      ---------    ---------     ---------    ---------    ---------
         Other income (expense)                                                                               (18)     (36.7 %)
         Interest income (expense)                                                                            212      (58.9 %)
         Tax provision                                                                                      2,239      (94.1 %)
                                                                                                        ---------
         Net income                                                                                     $  (3,564)    (102.0 %)
                                                                                                        =========
Diluted earnings per share                                                                              $   (0.13)




Management's Discussion and Analysis (continued)
------------------------------------------------

                                      Consolidated Results of Operations for the Nine Months
                                                Ended September 30, 2009 and 2008
                                                             (Unaudited)

     For the nine months ended
         September 30, 2009
       (Dollars in thousands)        Engineering  Construction  Automation     Land       All Other   Consolidated

Revenue before eliminations          $ 108,631    $  73,740    $  55,800    $  24,748    $    --      $ 262,919
Inter-segment eliminations                (594)      (1,594)         (92)        --           --         (2,280)
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Revenue                       108,037       72,146       55,708       24,748         --        260,639       100.0 %
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Gross profit                    8,938        5,231        6,822        3,708         --         24,699         9.5 %
         SG&A                            4,626        1,371        3,284        1,475       10,082       20,838         8.0 %
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Operating income                4,312        3,860        3,538        2,233      (10,082)       3,861         1.5 %
                                     ---------    ---------    ---------    ---------     --------
         Other income (expense)                                                                             182         0.1 %
         Interest income (expense)                                                                         (479)       (0.2 %)
         Tax provision                                                                                   (1,570)       (0.6 %)
                                                                                                      ---------
         Net income                                                                                   $   1,994         0.8 %
                                                                                                      =========
Diluted earnings per share                                                                            $    0.07

     For the nine months ended
         September 30, 2008
       (Dollars in thousands)

Revenue before eliminations          $ 192,685    $ 110,356    $  29,880    $  31,928    $    --      $ 364,849
Inter-segment eliminations                 (67)      (6,892)        (546)        --           --         (7,505)
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Revenue                       192,618      103,464       29,334       31,928         --        357,344       100.0 %
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Gross profit                   31,525        8,781        2,560        5,415         --         48,281        13.5 %
         SG&A                            5,003        2,255        2,101        2,219       11,798       23,376         6.5 %
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Operating income               26,522        6,526          459        3,196      (11,798)      24,905         7.0 %
                                     ---------    ---------    ---------    ---------    ---------
         Other income (expense)                                                                             134         0.0 %
         Interest income (expense)                                                                       (1,256)       (0.3 %)
         Tax provision                                                                                   (9,583)       (2.7 %)
                                                                                                      ---------
         Net income                                                                                   $  14,200         4.0 %
                                                                                                      =========
Diluted earnings per share                                                                            $    0.51

        Increase/(Decrease)
        in Operating Results
       (Dollars in thousands)

Revenue before eliminations          $ (84,054)   $ (36,616)   $  25,920    $  (7,180)   $    --      $(101,930)
Inter-segment eliminations                (527)       5,298          454         --           --          5,225
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Revenue                       (84,581)     (31,318)      26,374       (7,180)        --        (96,705)      (27.1 %)
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Gross profit                  (22,587)      (3,550)       4,262       (1,707)        --        (23,582)      (48.8 %)
         SG&A                             (377)        (884)       1,183         (744)      (1,716)      (2,538)      (10.9 %)
                                     ---------    ---------    ---------    ---------    ---------    ---------
         Operating income              (22,210)      (2,666)       3,079         (963)       1,716      (21,044)      (84.5 %)
                                     ---------    ---------    ---------    ---------    ---------
         Other income (expense)                                                                              48        35.8 %
         Interest income (expense)                                                                          777       (61.9 %)
         Tax provision                                                                                    8,013       (83.6 %)
                                                                                                      ---------
         Net income                                                                                  $  (12,206)      (86.0 %)
                                                                                                     ==========
Diluted earnings per share                                                                           $    (0.44)




Management's Discussion and Analysis (continued)
------------------------------------------------

         The decline in net income during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due in part to the effect of lower energy commodity prices, lower oil and gas processing margins, the uncertainty created by proposed U.S. government regulation in the oil and gas industry, the unavailability of project financing, and the generally weak economy. These factors have led our clients to spend less for our services through the deferral or cancellation of both capital and maintenance projects. Primarily in the Engineering segment, delays in down-sizing of staffing levels with declining backlog resulted in lower utilization rates and materially impacted gross profit margin. Competition has increased for the amount of project work on the market, putting pressure on our billing rate structures and profit margins. In response to the economic pressures, we have also increased our sales efforts, therefore increasing costs, to focus on winning new work, expanding into new markets and increasing our client base.

         The Company recognizes service revenue as soon as the services are performed. The majority of the Company's service revenue historically has been provided through cost-plus contracts, whereas revenue from a majority of our fabrication and turnkey EPC projects has been earned on fixed-price contracts.

         Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Gains and losses on contracts are recorded in full as they are identified.

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

     Industry Overview:
         Macroeconomic conditions, which have been declining for the past year, are creating uncertainty regarding demand in the markets in which we sell our services. Large integrated oil and gas companies, which comprise many of our engineering services customers, have reduced spending because the price of energy related products adversely impacts the financial viability of their projects. Our developer clients have been negatively impacted by unavailability of funding for projects in which we could participate. Also, we have experienced a slow-down in payments of accounts receivable which we believe is an indication that the risk of non-collection has also increased.

         We believe that our year-to-date revenues have been adversely affected by recent macroeconomic conditions, including the factors noted above, and our revenue for the remainder of fiscal year 2009 may continue to decline unless these conditions improve. Future adverse changes in market conditions or poor operating results could result in losses or an increased inability to recover our accounts receivable. The extent to which these conditions will persist and the overall impact they will have on our customer spending is not clear.




Management's Discussion and Analysis (continued)
------------------------------------------------

         In the past, ENGlobal has benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters. While some such projects are currently underway, some refiners have now chosen to defer significant new spending given the recent economic conditions, lower refining margins, lower refinery utilization and uncertainty created by proposed government regulation. The Company expects that once market conditions improve, there will be a continuation of compliance-driven refining projects, such as EPA environmental initiatives and OSHA safety-related projects, which may result from increased audits of U.S.-based refineries. Also, the Company is seeing opportunities to participate in projects to upgrade obsolete automation and control systems at existing refineries and to plan and manage turnaround projects.

         The downstream petrochemical industry has historically been a good source of projects for ENGlobal. We continue to see a fairly steady level of both maintenance and small capital projects from this industry. In the past, ENGlobal has performed large domestic capital project work for major integrated oil and gas companies in addition to tier one engineering and construction firms. However, we believe that major grassroots petrochemical projects will continue to be undertaken overseas, located either closer to product demand in emerging economies or closer to less expensive feedstocks. We expect that future petrochemical work undertaken in the U.S. primarily will consist of smaller capital projects or will be maintenance related.

         Despite downturns in the downstream sector, pipeline and other midstream projects have remained fairly constant. Although pipeline projects tend to require fewer engineering man-hours than similarly sized downstream projects, ENGlobal may also provide a pipeline client with several additional services, such as right-of-way acquisition, regulatory permitting, inspection and construction management. Our clients are able to take advantage of our 'all in' capabilities in this sector. The drivers we see behind growth in domestic pipeline activity include: (1) natural gas transportation away from shale discoveries in various parts of the country, (2) natural gas transportation related to LNG import facilities, (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwest and Northeast, and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

         Once credit market conditions improve, the country's focus on alternative energy may present the Company with new project opportunities. To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to coal-to-liquids projects, the production of ethanol and biofuels, and the gasification of refinery petroleum coke, municipal waste and other feedstocks as an energy source. In addition, the Company has been pursuing business on electric transmission and distribution projects, as a large amount of capital spending is expected for transporting renewable electric energy produced in remote areas to population centers. In many cases, alternative energy projects are being developed by new and smaller firms that expect to benefit from government grants and tax incentives, rather than our larger, traditional clients. While credit conditions have improved somewhat in the second half of 2009, credit availability for alternative energy projects continues to be a challenge for these clients.

         ENGlobal expects that a majority of the large capital energy-related projects will be built overseas. Therefore, the Company is forming business relationships with operating companies and other service providers that may result in an increased amount of engineering and related service work on international projects. The Company is also performing engineering services on a small number of domestic civil infrastructure projects, as a means of offsetting reduced large capital project work from our heritage clients.

         Tightening credit markets have triggered substantial uncertainty with respect to the funding of capital expenditures by our developer customers, and oil and natural gas prices have fallen substantially from their highs in spring 2008. These changes have impacted general business conditions and may continue to reduce demand for certain of our products and services. As mentioned above, some refiners have chosen to defer and cancel significant new spending given the recent narrowing of energy processing margins. We are not immune to the current financial and economic events as evidenced by lower revenues in





Management's Discussion and Analysis (continued)
------------------------------------------------

         our Engineering, Construction and Land segments, as well as by our lower consolidated net profits. However, we believe each of the Company's business segments is well positioned for growth when market conditions improve for the following reasons:

          o    About half of the states in the U.S. have enacted Renewable
               Portfolio Standards, which mandate a timeline and percentage for electricity generation from renewable sources, such as wind, solar, geothermal and biomass. We believe that this factor, together with the U.S. focusing on energy independence, environmental concerns and government stimulus, should work together to drive demand for alternative and sustainable sources of energy.

          o Facilities in the energy industry, as well as in many other industries, are aging. No grass roots refinery has been built in the U.S. since 1976, and many of the country's large pipelines were installed over 50 years ago. We anticipate that maintaining and rebuilding this aging infrastructure - an ENGlobal core competency - will benefit the Company.

          o ENGlobal has served many of our valued clients over a long period of time, and these strong relationships are the foundation of our business. While some clients are basing their purchasing decisions on overall costs rather than existing relationships, we continue to see project awards from our long-term clients.

          o Our business relies primarily on small to mid-sized projects, many of which fall into the "run and maintain" category. We are not as dependent on large capital projects as many of our competitors, such as the tier one engineering and construction companies. Many of the projects we work on are driven by regulatory compliance requirements (i.e. EPA, DOT, OSHA) that are required to be completed in a certain timeline regardless of economic conditions.

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

          o A significant part of our Automation segment's work is driven by our clients' need to replace aging and obsolete distributed control system ("DCS") and analytical equipment. While some of these expenditures can be deferred, the need to replace DCS and other equipment has historically provided a reliable and recurring source of projects for us. We expect to benefit as certain manufacturers are currently phasing out their support for heritage DCS platforms. With such a large installed base, our clients will be required to migrate to newer DCS platforms. Our
               Automation segment also benefits through its ability to sell work to larger E&C firms, thus gaining access to major international projects. We are focusing our efforts on improving Automation's operational efficiencies that will allow us to fully capitalize on these opportunities.

         Specific segment information contained below in this section provides further detail regarding the reasons for changes in our financial performance from period to period.

     Revenue:
         Of the overall decrease in revenue for the three months ended September
         30, 2009, approximately $31.1 million was attributable to our Engineering segment, $12.4 million to our Construction segment and $4.0 million to our Land segment, offset by an increase of $11.6 million in our Automation segment. $7.6 million, or 21.2%, of the total decrease in revenue for the three months ended September 30, 2009 was related to lower pass thru procurement revenue.

         Of the overall decrease in revenue for the nine months ended September
         30, 2009, approximately $84.6 million was attributable to our Engineering segment, $31.3 million to our Construction segment and $7.2 million to our Land segment, offset by an increase of $26.4 million in our Automation segment. $24.7 million, or 25.5%, of the total decrease in revenue for the nine months ended September 30, 2009 was related to lower pass thru procurement revenue.





Management's Discussion and Analysis (continued)
------------------------------------------------

         Many of our clients continue to delay or cancel scheduled capital projects due to the economy in general and lower oil prices. They are focusing more on "run and maintain" type smaller projects. These types of projects focus on work for required maintenance to keep the plant up and running but not on new capital expansions. Competition has increased greatly for the amount of project work on the market.

     Gross Profit:
         The overall $6.4 million decrease in gross profit for the three months ended September 30, 2009, was attributable to approximately $2.4 million in increased costs and approximately $4.0 million in decreased revenue. As a percentage of revenue, gross profit decreased from 11.1% to 8.2% for the three months ended September 30, 2009 compared to the same period in 2008.

         The overall $23.6 million decrease in gross profit for the nine months ended September 30, 2009, was attributable to approximately $10.5 million in increased costs and approximately $13.1 million in decreased revenue. As a percentage of revenue, gross profit decreased from 13.5% to 9.5% for the nine months ended September 30, 2009 compared to the same period in 2008.

         The decrease in gross profit as a percentage of revenue was caused by several factors including lower utilization of our billable resources resulting in increased overhead costs to retain employees, increased overhead costs to expand our marketing to new sectors and new clients, increased per-employee costs of benefits and market pressure to renegotiate some of our existing contracts, resulting in lower margins.

     Selling, General, and Administrative:
         The increase in operating SG&A expense for the three months ended
         September 30, 2009, as compared to the comparable 2008 period, primarily consisted of increases of $289,000 in facilities expense, $434,000 in bad debt expense and $66,000 in depreciation and amortization, offset by decreases of $183,000 in incentive bonus accruals that were for plans cancelled or modified, $264,000 in salaries and employee related expenses, $220,000 in office and marketing expenses, $29,000 in stock compensation expense and $41,000 in professional services. Operating SG&A is discussed in further detail in each of the segment sections.

         The decrease in all other SG&A expense for the three months ended
         September 30, 2009, as compared to the comparable 2008 period, was primarily the result of decreases of $298,000 in incentive bonus accruals that were for plans cancelled or modified, $124,000 in salaries and employee related expenses, $50,000 in professional services, $49,000 in stock compensation expense and $70,000 in depreciation and amortization expense, offset by an increase of $69,000 in facilities expenses. As a percentage of revenue, all other SG&A expense increased to 3.8% for the three months ended September 30, 2009, from 3.1% for the comparable prior-year period.

         The decrease in operating SG&A expense for the nine months ended
         September 30, 2009, as compared to the comparable 2008 period, primarily consisted of decreases in bad debt expense of $1.0 million, $0.2 million in incentive bonus accruals that were for plans cancelled or modified, $0.7 million in salaries and employee related expenses and $0.3 million in office and marketing expenses offset by increases of $1.0 million in facilities expense and $0.4 million in depreciation and amortization.

         The decrease in all other SG&A expense for the nine months ended
         September 30, 2009, as compared to the comparable 2008 period, was primarily the result of decreases of $898,000 in incentive bonus accruals that were for plans cancelled or modified, $380,000 in salaries and employee related expenses, $246,000 in professional services, $484,000 in stock compensation expense and $146,000 in depreciation and amortization expense, offset by increases of $289,000 in facilities expenses and $159,000 in office expenses. As a percentage of revenue, all other SG&A expense increased to 3.9% for the nine months ended September 30, 2009, from 3.3% for the comparable prior-year period.

     Operating Income:
         The decrease in operating income for the three months ended September
         30, 2009, as compared to the comparable 2008 period, was attributable to lower revenue levels as well as increased costs for both new sales efforts and maintaining core employees at a time when the Company had fewer projects.




Management's Discussion and Analysis (continued)
------------------------------------------------

         The decrease in operating income for the nine months ended September
         30, 2009, as compared to the comparable 2008 period, was attributable to lower revenue levels as well as increased costs for both new sales efforts and maintaining core employees at a time when the Company had fewer projects.

     Other Income/Expense, net:
         Other income for the three months ended September 30, 2009 consisted of $15,000 from insurance proceeds related to Hurricane Ike and $16,000 related to a payroll tax refund, while other income for the same period in 2008 mainly consisted of a $79,000 rebate program payment, offset by expense of $32,000 in investment losses.

         Other income for the nine months ended September 30, 2009, consisted of $315,000 from insurance proceeds related to Hurricane Ike and $16,000 related to a payroll tax refund offset by expense of $145,000 in losses from an investment in a Costa Rican company. Other income for the same period in 2008 mainly consisted of an $84,000 gain on the sale of land, $55,000 of reimbursements for surplus of government tax funds and $79,000 from a rebate program, offset by expense of $56,000 in investment losses and $18,000 in tax penalties.

     Interest Income/Expense, net:
         Interest expense has decreased for both the three and nine months ended
         September 30, 2009 due to the lower balances on our line of credit and a favorable LIBOR rate option in our Credit Agreement.

     Tax Provision:
         Income tax expense for the three months ended September 30, 2009 decreased generally in proportion to the decrease in operating income.
         Our estimated effective tax rate for the fiscal year was revised upward during the period to reflect the revised proportions of components of pretax income which resulted in a distorted relationship between pretax accounting income and income tax expense for the period as explained in
         Note 7 to the accompanying condensed consolidated financial statements.

         Income tax expense for the nine months ended September 30, 2009 decreased in proportion to the decrease in operating income for the nine months ended September 30, 2009, compared to the comparable prior-year period.

     Net Income:
         As a result of the changes detailed above, net income for the three months ended September 30, 2009 decreased $3,564,000, or 102.0%, to a loss of $69,000 from income of $3,495,000 for the comparable prior year period.

         As a result of the changes detailed above, net income for the nine months ended September 30, 2009 decreased $12.2 million, or 86.0%, to $2.0 million from $14.2 million for the comparable prior year period.

     Liquidity and Capital Resources
     -------------------------------

     Overview
         The Company defines liquidity as its ability to pay liabilities as they become due, fund our operations and meet monetary contractual obligations. Our primary source of funds to meet liquidity needs during the period ended September 30, 2009 was borrowings under our senior revolving credit facility. Cash on hand at September 30, 2009 totaled
         $0.4 million and availability under the credit facility totaled $39.4 million, resulting in cash and previously arranged borrowing capacity to meet additional liquidity needs of $39.8 million. As of September
         30, 2009, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

         At September 30, 2009, the amount outstanding on the Company's line of credit was $10.0 million compared to $30.1 million at September 30, 2008.

         Although our revenues, profits and opportunities have contracted over the past year, we still believe we are a growth company positioned to expand when general economic conditions improve. We expect to continue to manage our business to achieve reasonable growth objectives that are commensurate with profitable operations given existing and anticipated economic conditions. We believe that when market conditions improve, we




Management's Discussion and Analysis (continued)
------------------------------------------------

         will, once again, experience organic growth. In the meantime, we expect to target opportunities to make strategic acquisitions and we intend to continue to meet our incremental liquidity needs through internally generated profits and borrowing arrangements similar to those currently in place.

         The current competitive contracting environment exposes us to situations where our clients may become unable or unwilling to complete a contract and meet their obligations to us in the normal course of business. These situations cause unexpected liquidity requirements, lower than expected profits and even losses. We currently are financing more than $8.6 million relating to the SLE Project, described more fully in Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We are also financing a $3.1 million current note receivable related to a customer account.
         While these situations have caused the Company to incur higher interest costs than would otherwise have been incurred, our liquidity remains sufficient to meet our objectives. Even though the Company believes it will receive favorable judgments in legal proceedings regarding these situations, due to the current business and credit climate, just prevailing in disputes may not assure that cash or assets will be realized and that the Company will not be left with assets it cannot employ.

         Despite the Company's favorable liquidity situation, cash and the availability of cash could be materially restricted if:

               (1)  the Company performs work without prior authorization,
               (2) circumstances prevent the timely internal processing of invoices,
               (3) amounts billed are not collected or are not collected in a timely manner,
               (4) project mix shifts from cost-reimbursable to fixed-price contracts,
               (5)  the Company loses one or more of its major customers,
               (6) the Company experiences material cost overruns on fixed-price contracts,
               (7) our client mix shifts from our historical owner-operator client base to more developer-based clients,
               (8) acquisitions are not accretive or are not integrated timely, or
               (9)  we are unable to meet or renew the covenants of the Credit
                    Facility.

         If any such event occurs, we would be forced to consider alternative financing options, if such options are available given current market conditions.

         As of August 2009 our existing credit facility, by its terms, was required to be classified as a current liability. We are reviewing our options for replacing this credit facility primarily due to current covenant limitations and our lender's unwillingness to fund larger fixed-price contracts that include construction in the contract scope.
         We estimate that the initial costs to replace our credit facility will be approximately $0.5 million to $1.0 million and that the interest rates will likely increase to a range between 3.25% and 4.25%.

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

         The Credit Facility also contains covenants that place certain limitations on the Company, including limits on new debt, mergers, asset sales, investments, fixed-price contracts, capital expenditures and restrictions on certain distributions.

         The Company was in compliance with all covenants under the Credit
         Facility as of September 30, 2009. During the previous trailing twelve month reporting period our Leverage Ratio has averaged .75 to 1.00 and our Asset Coverage Ratio has averaged .26 to 1.00. During the nine month period ended September 30, 2009 we have expended or committed approximately 97%, or $3.165 million, of the $3.250 million fiscal year covenant limitation on capital expenditures. Our office expansion in Beaumont and the relocation of our manufacturing facility in Houston account for $1.069 million and $1.642 million respectively in leasehold


Management's Discussion and Analysis (continued)
------------------------------------------------

         and equipment costs. The $454,000 balance of our capital expenditures for the nine month period has been for normal operating requirements including office furniture, computers, software and vehicles. The
         Company does not expect to exceed the covenant limitation during the balance of current fiscal year.

         During the three month period ended September 30, 2009 our monthly
         Leverage Ratio and Asset Coverage Ratio covenant levels have been below their respective trailing twelve month averages. The Company's Net
         Worth exceeds its covenant requirement by approximately $14.6 million.

     Cash Flows from Operating Activities:
         Operations generated approximately $18.5 million in net cash during the nine months ended September 30, 2009, compared with net cash generated from operations of $1.0 million during the same period in 2008.
         Operations generated approximately $4.5 million in net cash during the three months ended September 30, 2009, compared to the $3.5 million used for the three months ended September 30, 2008.

         The primary changes in working capital accounts during the nine months ended September 30, 2009 were:

          o    Decreased Trade Receivables - The decrease of $33.5 million from
               December 31, 2008, was primarily the result of an overall decline in operating activity. Our days sales outstanding has increased from 61 days for the three month period ended September 30, 2008 and 64 days for the twelve month period ended December 31, 2008 to 65 days at the end of the three month period ended September
               30, 2009. The past due balance on Accounts Receivable invoices for services provided to one customer negatively impacted our average days sales outstanding for the three-month period ended
               September 30, 2009 by three days. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

          o    Decreased Accounts Payable - The decrease of $7.7 million from
               December 31, 2008, was primarily the result of payouts of vendor and subcontractor charges incurred by our Automation segment due to increased operating activity during the three months ended
               December 31, 2008, payments of $2.5 million in subcontractor obligations related to a note receivable and the overall decline in operating activity.

          o    Decreased Accrued Compensation and Benefits - The decrease of
               $8.3 million from December 31, 2008 was primarily due to timing of bi-weekly payroll and payout of accrued benefits primarily due to staff reductions in our Engineering segment.

          o Increased Current Maturities of Long-term Debt and Leases - The increase of $9.2 million from December 31, 2008 was primarily due to our existing credit facility being required to be classified as a current liability, because by its terms it became due within one year as of August 2009.


Management's Discussion and Analysis (continued)
------------------------------------------------

Engineering Segment Results
---------------------------
                                                                      Three Months Ended
                                                                        September 30,
                                     -----------------------------------------------------------------------------
                                             2009                            2008              Increase/(Decrease)
                                     ------------------------      ----------------------     --------------------
                                                                     (Dollars in thousands)
                                     -----------------------------------------------------------------------------

 Revenue before eliminations          $   32,041                    $  63,170                 $  (31,129)
 Inter-segment eliminations                  (33)                         (60)                        27
                                      ----------                    ---------                 ----------
      Total revenue                   $   32,008                    $  63,110                 $  (31,102)
                                      ==========                    =========                 ==========

      Detailed revenue:
          Detail-design               $   20,599        64.4%       $  43,236      68.5%      $  (22,637)    (52.4%)
          Field services                  10,907        34.1%          12,055      19.1%          (1,148)     (9.5%)
          Procurement services                14         0.0%           7,607      12.1%          (7,593)    (99.8%)
          Fixed-price                        488         1.5%             212       0.3%             276     130.2%
                                      ----------                    ---------                 ----------
      Total revenue:                  $   32,008       100.0%       $  63,110     100.0%      $  (31,102)    (49.3%)

      Gross profit:                        1,569         4.9%           8,864      14.0%          (7,295)    (82.3%)

      Operating SG&A expense:              1,662         5.2%           1,446       2.3%             216      14.9%
                                      ----------                    ---------                 ----------

      Operating income:               $      (93)       (0.3%)      $   7,418      11.7%      $   (7,511)   (101.3%)
                                      ==========                    =========                 ==========


                                                                      Nine Months Ended
                                                                        September 30,
                                     -----------------------------------------------------------------------------
                                             2009                            2008              Increase/(Decrease)
                                     ------------------------      ----------------------     --------------------
                                                                     (Dollars in thousands)
                                     -----------------------------------------------------------------------------

Revenue before eliminations           $  108,631                    $ 192,685                 $  (84,054)
Inter-segment eliminations                  (594)                         (67)                      (527)
                                      ----------                    ---------                 ----------
     Total revenue                    $  108,037                    $ 192,618                 $  (84,581)
                                      ==========                    =========                 ==========

     Detailed revenue:
         Detail-design                $   73,245         67.8%      $ 127,212      66.1%      $  (53,967)   (42.4%)
         Field services                   31,344         29.0%         38,112      19.8%          (6,768)   (17.8%)
         Procurement services                394          0.4%         25,107      13.0%         (24,713)   (98.4%)
         Fixed-price                       3,054          2.8%          2,187       1.1%             867     39.6%
                                      ----------                    ---------                 ----------
     Total revenue:                   $  108,037        100.0%      $ 192,618     100.0%      $  (84,581)   (43.9%)

     Gross profit:                         8,938          8.3%         31,525      16.4%         (22,587)   (71.6%)

     Operating SG&A expense:               4,626          4.3%          5,003       2.6%            (377)    (7.5%)
                                      ----------                    ---------                 ----------

     Operating income:                $    4,312          4.0%      $  26,522      13.8%      $  (22,210)   (83.7%)
                                      ==========                    =========                 ==========



Management's Discussion and Analysis (continued)
------------------------------------------------

     Overview of Engineering Segment:
         The Company's Engineering segment provides development, management and turnkey execution of engineered projects. ENGlobal also provides in-plant staffing, and other field services throughout the United
         States. Among various subsidiaries, the Engineering segment provides engineering and field services primarily to the midstream and downstream energy industries.

         Our Engineering segment has been significantly affected by the current economic conditions. Many of our clients have delayed or canceled scheduled capital projects due to the economy in general and lower commodity prices, as well as lower energy processing margins. Instead, they are focusing more on maintenance ("run and maintain") projects which are smaller than many of the other projects we have historically been involved in. Competition has increased greatly for the amount of project work on the market. Although some of our clients have chosen different vendors, we still have a base of significant clients who continue to award projects to us. We are also focusing on increased marketing efforts not only to expand our opportunities in the chemical, refining and pipeline sectors, but to also expand into other markets within the energy and infrastructure sector.

     Revenue:
         The decrease in Engineering segment revenue resulted primarily from decreased demand for engineering and related professional services for energy related projects. We have also been affected by delayed or cancelled capital project work by clients in reaction to the current economy.

         Of the overall decrease in revenue from detail-design services for the three months ended September 30, 2009, $7.0 million was related to the completion of two major projects while the remainder of the decrease is accounted for by lower availability of work due to client delays or cancellation of projects.

         Of the overall decrease in revenue from detail-design services for the nine months ended September 30, 2009, $23.9 million was related to the completion of two major projects while the remainder of the decrease is accounted for by lower availability of work due to client delays or cancellation of projects.

         Of the overall decrease in revenue from field services for the three months ended September 30, 2009, $2.2 million was due to the loss of a material client relationship, offset by the addition of new on-site assignments in the Beaumont, Lake Charles and Houston areas.

         Of the overall decrease in revenue from field services for the nine months ended September 30, 2009, $7.6 million was due to the loss of a material client relationship, offset by the addition of new on-site assignments in the Beaumont, Lake Charles and Houston areas.

         The overall decrease in revenue from procurement services of $7.6 million for the three months ended September 30, 2009 and $24.7 million for the nine months ended September 30, 2009 was primarily due to the completion in 2008 of a refinery-rebuild project. Procurement services included subcontractor placements, equipment purchases and other procurement activities necessary to rebuild the damaged facilities.

         The overall increase in revenue from fixed-price services for both the three months ended and nine months ended September 30, 2009, was due to the current economy. More clients are requesting work to be performed on a fixed price basis to control their costs and shift risk to their contractors.

     Gross Profit:
         Of the overall decrease in gross profit for the three months ended
         September 30, 2009, $2.9 million was attributable to increased costs, while decreased revenues contributed to $4.3 million of the overall decrease. The decrease is the result of clients awarding new work based on competitive bidding, resulting in lower margins. These lower margins along with increased per employee costs of benefits have accounted for 6.7% of the overall decrease in gross profit percentage. In response to the decrease in work, we have decreased our number of employees.
         However, realization of the cost savings associated with reducing our workforce lags a period of increased overhead costs associated with employees being removed from projects and being carried as non-billable employees prior to termination. The additional costs of carrying these extra employees accounts for 2.4% of the overall gross profit percentage decline.




Management's Discussion and Analysis (continued)
------------------------------------------------

         Of the overall decrease in gross profit for the nine months ended
         September 30, 2009, $8.8 million was attributable to increased costs, while decreased revenues contributed to $13.8 million of the overall decrease. The decrease is the result of clients awarding new work based on competitive bidding, resulting in lower margins. These lower margins along with increased per employee costs of benefits have accounted for 5.4% of the overall decrease in gross profit percentage. In response to the decrease in work, we have decreased our number of employees.
         However, realization of the cost savings associated with reducing our workforce lags a period of increased overhead costs associated with employees being removed from projects and being carried as non-billable employees prior to termination. The additional costs of carrying these extra employees accounts for 2.7% of the overall gross profit percentage change.

     Selling, General, and Administrative:
         The increase in the Engineering segment's SG&A expense for the three months ended September 30, 2009 was mainly attributable to increases of $155,000 in bad debt expense and $173,000 in facilities expenses, offset by decreases of $127,000 in office expenses.

         The decrease in the Engineering segment's SG&A expense for the nine months ended September 30, 2009 was mainly attributable to decreases of $770,000 in bad debt expense, $169,000 in office expenses and $46,000 in salaries and employee related expenses, offset by increases of $536,000 in facilities expenses and $91,000 in depreciation and amortization expenses.

     Operating Income:
         Of the overall decrease in the Engineering segment's operating income for the three months ended September 30, 2009 stated as a percent of revenues, 6.7 percentage points of change was due to lower margin work because of client pressures for competitive bidding, 2.4 percentage points of change was due to the additional costs of carrying extra employees and 2.9 percentage points of change was due to increased SG&A expenses for increased facilities expense and bad debt expenses.

         Of the overall decrease in the Engineering segment's operating income for the nine months ended September 30, 2009 stated as a percent of revenues, 5.4 percentage points of change was due to lower margin work because of client pressures for competitive bidding, 2.7 percentage points of change was due to the additional costs of carrying extra employees and 1.7 percentage points of change was due to increased SG&A expenses for increased facilities expenses net of savings in bad debt expense.




Management's Discussion and Analysis (continued)
------------------------------------------------

Construction Segment Results
----------------------------

                                                                        Three Months Ended
                                                                          September 30,
                                     --------------------------------------------------------------------------------
                                          2009                                2008               Increase/(Decrease)
                                     ----------------------        -----------------------      ---------------------
                                                                      (Dollars in thousands)
                                     --------------------------------------------------------------------------------

Revenue before eliminations            $  28,526                   $   44,481                   $  (15,955)
Inter-segment eliminations                   (53)                      (3,571)                       3,518
                                       ---------                    ---------                   ----------
      Total revenue                    $  28,473                   $   40,910                   $  (12,437)
                                       =========                   ==========                   ==========

      Detailed revenue:
          Inspection                   $  24,823      87.2%        $   38,800       94.8%       $  (13,977)    (36.0%)
          Construction services            3,650      12.8%             2,110        5.2%            1,540      73.0%
                                       ---------                   ----------                   ----------
      Total revenue:                   $  28,473     100.0%        $   40,910      100.0%       $  (12,437)    (30.4%)

      Gross profit:                        1,802       6.3%             2,765        6.7%             (963)    (34.8%)

      Operating SG&A expense:                477       1.7%               794        1.9%             (317)    (39.9%)
                                       ---------                   ----------                   ----------

      Operating income:                $   1,325       4.6%        $    1,971        4.8%       $     (646)    (32.8%)
                                       =========                   ==========                   ==========


                                                                        Nine Months Ended
                                                                          September 30,
                                     --------------------------------------------------------------------------------
                                          2009                                2008               Increase/(Decrease)
                                     ----------------------        -----------------------      ---------------------
                                                                      (Dollars in thousands)
                                     --------------------------------------------------------------------------------

Revenue before eliminations            $  73,740                   $  110,356                   $  (36,616)
Inter-segment eliminations                (1,594)                      (6,892)                       5,298
                                       ---------                   ----------                   ----------
     Total revenue                     $  72,146                   $  103,464                   $  (31,318)
                                       =========                   ==========                   ==========

     Detailed revenue:
         Inspection                    $  61,175      84.8%        $   93,220       90.1%       $  (32,045)     (34.4%)
         Construction services            10,971      15.2%            10,244        9.9%              727        7.1%
                                       ---------                   ----------                   ----------
     Total revenue:                    $  72,146     100.0%        $  103,464      100.0%       $  (31,318)     (30.3%)

     Gross profit:                         5,231       7.3%             8,781        8.5%           (3,550)     (40.4%)

     Operating SG&A expense:               1,371       1.9%             2,255        2.2%             (884)     (39.2%)
                                       ---------                   ----------                   ----------

     Operating income:                 $   3,860       5.4%        $    6,526        6.3%       $   (2,666)     (40.9%)
                                       =========                   ==========                   ==========





Management's Discussion and Analysis (continued)
------------------------------------------------

     Overview of Construction Segment:
     The Construction group provides a complete portfolio of construction management services to the pipeline, refining, petrochemical, oil and gas, petroleum, chemical, utility, renewable fuels, power and energy industries.
     We offer clients tailored levels of full service construction, turnaround management, asset management, commissioning and start-up, inspection, instrumentation and electrical and mechanical integrity. ENGlobal is capable of delivering turnkey construction solutions throughout the full cycle of the construction process. Our construction management business provides project managers, instrument technicians, CADD operators, clerical staff and inspectors.

     Our Construction segment has been adversely affected by the current economic conditions. Some refiners have chosen to defer and cancel significant turnaround activities given the recent narrowing of energy processing margins. In addition, we have experienced decline in our inspection related work.

     On August 14, 2009, a subsidiary of the Company purchased the consulting operations of PCI. PCI provides engineering, consulting and project management services, specializing in projects relating to the generation, transmission and distribution of energy. As a result of the acquisition, ENGlobal expects to offer expanded services in this geographical area.
     Results of operations are included in the construction segment beginning
     August 15, 2009.

     Revenue:
         Due to the current economic environment, we have experienced decline in our inspection related revenue as a result of project delays and competitive pricing pressure, primarily in the area of pipeline construction. We have seen an increase in work for this area in the third quarter and expect that the work for this area will continue to increase in the fourth quarter of 2009, but that it will remain below the highest levels achieved during 2008 for at least the remainder of this year.

         Of the overall decrease in revenue from inspection related services for the three months ended September 30, 2009, $14.0 million was related to project delays and competitive pricing pressures mentioned above.

         Of the overall decrease in revenue from inspection related services for the nine months ended September 30, 2009, $32.0 million was related to project delays and competitive pricing pressures mentioned above.

         The overall increase in revenue from construction services for the three months ended September 30, 2009 was due to the addition of new projects in the third quarter. We continue to focus on new opportunities for both alternative and conventional energy facilities.

         The overall increase in revenue from construction services for the nine months ended September 30, 2009 was due to the addition of new projects in the current third quarter. We continue to focus on new opportunities for both alternative and conventional energy facilities.

     Gross profit:
         Of the overall decrease in our Construction segment's gross profit for the three months ended September 30, 2009, $0.1 million was attributable to increased costs, while decreased revenues contributed to $0.8 million of the overall decrease. The decrease in gross profit is primarily attributable to the overall decrease in available work and competitive pressures to lower margins.

         Of the overall decrease in our Construction segment's gross profit for the nine months ended September 30, 2009, $0.8 million was attributable to increased costs, while decreased revenues contributed to $2.7 million of the overall decrease. The decrease in gross profit is primarily attributable to the overall decrease in available work and increased overhead costs incurred in connection with our efforts to win new work. The increased overhead costs for sales effort account for 0.9% of the overall gross profit percentage change, while the remainder is due to higher employee related costs and competitive pressures to lower margins.




Management's Discussion and Analysis (continued)
------------------------------------------------

     Selling, General, and Administrative:
         The overall decrease in our Construction segment's SG&A expense for the three months ended September 30, 2009 was mainly attributable to decreases of $269,000 in salaries and related employee expenses and $59,000 in depreciation and amortization expenses.

         The overall decrease in our Construction segment's SG&A expense for the nine months ended September 30, 2009 was mainly attributable to decreases of $137,000 in bad debt expense, $665,000 in salaries and employee related expenses and $79,000 in depreciation and amortization expenses.

     Operating Income:
         The overall decrease in our Construction segment's operating income for the three months ended September 30, 2009 was primarily attributable to the increased direct and indirect costs of approximately 0.4%, offset by a savings in SG&A expenses of 0.2%.

         The overall decrease in our Construction segment's operating income for the nine months ended September 30, 2009 was primarily attributable to the increased direct and indirect costs of approximately 1.2%, offset by a savings in SG&A expenses of 0.3%.




Management's Discussion and Analysis (continued)
------------------------------------------------

Automation Segment Results
--------------------------

                                                                        Three Months Ended
                                                                          September 30,
                                       ------------------------------------------------------------------------------

                                                2009                       2008                 Increase/(Decrease)
                                       --------------------       -------------------        ------------------------
                                                                  (Dollars in thousands)
                                       ------------------------------------------------------------------------------

 Revenue before eliminations           $  19,545                  $     7,912                 $     11,633
 Inter-segment eliminations                   (5)                         (16)                          11
                                       ---------                  -----------                -------------
      Total revenue                    $  19,540                  $     7,896                 $     11,644
                                       =========                  ===========                 ============

      Detailed revenue:
          Fabrication                  $  11,098      56.8%       $     4,446    56.3%        $      6,652     149.6%
          Non-fabrication                  8,442      43.2%             3,450    43.7%               4,992     144.7%
                                       ---------                  -----------                 ------------
      Total revenue:                   $  19,540     100.0%       $     7,896   100.0%        $     11,644     147.5%

      Gross profit:                        2,748      14.1%               154     1.9%               2,594    1684.4%

      Operating SG&A expense:              1,065       5.5%               720     9.1%                 345      47.9%
                                       ---------                  -----------                 ------------

      Operating income:                $   1,683       8.6%       $      (566)  (7.2)%        $      2,249     397.3%
                                       =========                  ===========                 ============


                                                                        Nine Months Ended
                                                                          September 30,
                                       ------------------------------------------------------------------------------

                                                2009                       2008                 Increase/(Decrease)
                                       --------------------       -------------------        ------------------------
                                                                  (Dollars in thousands)
                                       ------------------------------------------------------------------------------

Revenue before eliminations            $  55,800                  $    29,880                 $     25,920
Inter-segment eliminations                   (92)                        (546)                         454
                                       ---------                  -----------                 ------------
     Total revenue                     $  55,708                  $    29,334                 $     26,374
                                       =========                  ===========                 ============

     Detailed revenue:
         Fabrication                   $  27,122      48.7%       $    18,067    61.6%        $      9,055      50.1%
         Non-fabrication                  28,586      51.3%            11,267    38.4%              17,319     153.7%
                                       ---------                  -----------                 ------------
     Total revenue:                    $  55,708     100.0%       $    29,334   100.0%        $     26,374      89.9%

     Gross profit:                         6,822      12.3%             2,560     8.7%               4,262     166.5%

     Operating SG&A expense:               3,284       5.9%             2,101     7.1%               1,183      56.3%
                                       ---------                  -----------                 ------------

     Operating income:                 $   3,538       6.4%       $       459     1.6%        $      3,079     670.8%
                                       =========                  ===========                 ============





Management's Discussion and Analysis (continued)
------------------------------------------------

     Overview of Automation Segment:
     The Automation segment designs, assembles, programs, installs and services process control and analytical systems for specific applications in the energy and processing related industries. The Automation segment provides control and instrumentation system design, engineering, fabrication, assembly and testing in-house, as well as similar services for online process analyzer systems. Our Automation group also provides services relating to the implementation of process controls, advanced automation and information technology projects. We provide clients with a full range of services including front-end engineering feasibility studies and the execution of active large scope engineering, procurement, and construction projects. By focusing on large-scope projects, we intend to pursue
     Distributed Control Systems (DCS) conversion and new installation projects by utilizing the Automation segment resources as well as resources from our Engineering segment. ENGlobal has proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture DCS. Our
     Automation segment is focusing significant efforts not only on marketing to our existing client base, but also to expanding our client base outside of the energy sector both domestically and internationally.

     Our Automation segment has been somewhat affected by the current economic conditions. A significant part of our Automation segment's work is driven by our clients' need to replace aging and obsolete DCS and analytical equipment. While some of these expenditures can be deferred, the need to replace DCS and other equipment has historically provided a reliable and recurring source of projects. We expect to benefit as certain manufacturers are currently phasing out their support for heritage DCS platforms. With such a large installed base, our clients will be required to migrate to newer DCS platforms. We are focusing our efforts on improving Automation's operational efficiencies in order to fully capitalize on these opportunities.

     Revenue:
         Of the overall increase in our Automation segment's revenue for the three months ended September 30, 2009, approximately $2.3 million was derived from non-fabrication services resulting from the acquisition of Advanced Control Engineering LLC completed in late September 2008. The remainder of the increase is due to new work acquired as a result of our increased sales effort. The 150% increase in fabrication revenue, as compared to the prior-year comparable quarter, came primarily from two large projects in the current quarter compared against the three months ended September 30, 2008 which were impacted by productivity and interruptions due to hurricanes Gustav and Ike.

         Of the overall increase in our Automation segment's revenue for the nine months ended September 30, 2009, approximately $5.9 million was derived from non-fabrication services resulting from the acquisition of Advanced Control Engineering LLC in late September 2008 and approximately $9.3 million was derived from the Ike Recovery project during the first quarter of the year. The remainder of the increase is due to new work acquired as a result of our increased sales effort. Of the 50% increase in fabrication revenue for the year approximately 74% of the growth came in the current quarter. In evaluating this increase, it is important to note that the comparable prior year quarter was materially adversely impacted by Hurricanes Gustav and Ike.

     Gross profit:
         Of the overall increase in our Automation segment's gross profit for the three months ended September 30, 2009, $2.2 million was attributable to decreased costs, while increased revenues contributed to $0.3 million of the overall increase. Of the total gross profit percentage increase, 5.2 percentage points were attributable to indirect costs associated with salaries and employee related expenses as a percentage of revenue being lower than the comparable prior year period, while the remainder of the increase is due to lower direct costs as a percentage of revenue and an increased volume of work.

         Of the overall increase in our Automation segment's gross profit for the nine months ended September 30, 2009, $1.9 million was attributable to decreased costs, while increased revenues contributed to $2.3 million of the overall increase. Of the total gross profit percentage increase, 2.5 percentage points were attributable to indirect costs associated with salaries and employee related expenses as a percentage of revenue being lower than the comparable prior year period, while the remainder of the increase is due to lower direct costs, as a percentage of revenue, and an increased volume of work.




Management's Discussion and Analysis (continued)
------------------------------------------------

     Selling, General, and Administrative:
         The overall increase in our Automation segment's SG&A expense for the three months ended September 30, 2009 was attributable to increases of $101,000 in depreciation and amortization expenses, $92,000 in facilities expenses due to the relocation of the Houston manufacturing facility, $75,000 in bad debt expenses and the remainder in salaries and employee related expenses net of a decrease in stock compensation expenses.

         The overall increase in our Automation segment's SG&A expense for the nine months ended September 30, 2009 was attributable to increases of $314,000 in depreciation and amortization expenses, $412,000 in facilities expenses due to the relocation of the Houston manufacturing facility, $433,000 in salaries and employee related expenses and the remainder in professional services expense offset by savings in bad debt and stock compensation expenses.

     Operating Income:
         The overall $2.2 million increase in our Automation segment's operating income for the three months ended September 30, 2009 was due to the factors discussed above.

         The overall $3.1 million increase in our Automation segment's operating income for the nine months ended September 30, 2009 was due to the factors discussed above.




Management's Discussion and Analysis (continued)
------------------------------------------------

Land Segment Results
--------------------

                                                                       Three Months Ended
                                                                          September 30,
                                     --------------------------------------------------------------------------------

                                                2009                         2008                  Increase/(Decrease)
                                     ----------------------         -------------------          --------------------
                                                                   (Dollars in thousands)
                                     -------------------------------------------------------------------------------

 Revenue before eliminations             $    7,250                 $  11,251                    $  (4,001)
 Inter-segment eliminations                     --                       --                          --
                                         ----------                 ---------                    ---------
      Total revenue                      $    7,250  100.0%         $  11,251    100.0%          $  (4,001)   (35.6%)
                                         ==========                 =========                    =========

      Gross profit:                      $    1,049   14.5%         $   1,851     16.5%          $    (802)   (43.3%)

      Operating SG&A expense:                   473    6.5%               660      5.9%               (187)   (28.3%)
                                         ----------                 ---------                    ---------

      Operating income:                  $      576    8.0%         $   1,191     10.6%          $    (615)   (51.6%)
                                         ==========                 =========                    =========


                                                                        Nine Months Ended
                                                                          September 30,
                                     --------------------------------------------------------------------------------

                                                2009                          2008                Increase/(Decrease)
                                     ----------------------         -------------------          --------------------
                                                                   (Dollars in thousands)
                                     -------------------------------------------------------------------------------


Revenue before eliminations              $   24,748                  $ 31,928                    $  (7,180)
Inter-segment eliminations                      --                       --                           --
                                         ----------                  --------                    ---------
     Total revenue                       $   24,748  100.0%          $ 31,928    100.0%          $  (7,180)   (22.5%)
                                         ==========                  ========                    =========

     Gross profit:                       $    3,708   15.0%          $  5,415     17.0%          $  (1,707)   (31.5%)

     Operating SG&A expense:                  1,475    6.0%             2,219      7.0%               (744)   (33.5%)
                                         ----------                  --------                    ---------

     Operating income:                   $    2,233    9.0%          $  3,196     10.0%          $    (963)   (30.1%)
                                         ==========                  ========                    =========




Management's Discussion and Analysis (continued)
------------------------------------------------

     Overview of Land Segment:
     Like our Engineering and Construction segments, our Land segment provides right-of-way acquisition and permitting, environmental compliance, governmental regulatory and related services to the power, energy, transportation, telecommunications and governmental sectors. We provide (1) land management expertise in title research, permitting and acquisition,
     (2) land and right of way consulting services, and (3) a broad menu of complementary solutions primarily to the energy, utility, transportation, electric power and government sectors. We have successfully built a reputation for quality, budget management and focused objectives, as long term alliance partners with our clients. The Land segment provides services to a cross-section of clients in the energy markets. As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, we anticipate that the Land segment will have additional project opportunities.

     Our Land segment has been adversely affected by the current economic conditions. Pipeline and other midstream projects have remained fairly constant. Although pipeline projects tend to require fewer engineering man-hours than similarly sized downstream projects, ENGlobal may also provide a pipeline client with several additional services, such as right-of-way acquisition, regulatory permitting, inspection and construction management. Our clients are able to take advantage of our 'all in' capabilities in the midstream sector. The drivers we see behind growth in domestic pipeline activity include: (1) natural gas transportation away from the shale discoveries in various parts of the country, (2) natural gas transportation related to LNG import facilities, (3) movement of heavy
     Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwest and Northeast, and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

     Revenue:
         At the beginning of the year, the Land segment was able to sustain its revenue. However, Land segment revenues are now being impacted by the economic downturn.

         The overall decrease in our Land segment's revenue for the three months ended September 30, 2009 was primarily attributable to clients delaying capital projects and competitive pricing pressures as a result of the economic downturn.

         The overall decrease in our Land segment's revenue for the nine months ended September 30, 2009 was primarily attributable to clients delaying capital projects and competitive pricing pressures as a result of the economic downturn.

     Gross profit:
         Due to current economic conditions, we are experiencing higher client demands for lower costs. As a result, some of our contracts provide lower margins than we have been able to earn in the past. This trend is adversely affecting our gross profit.

         Of the overall decrease in our Land segment's gross profit for the three months ended September 30, 2009, $0.1 million was attributable to increased costs, while decreased revenues contributed to $0.7 million of the decrease. Lower margins resulting from competitive pressures account for approximately 2.1% of the gross profit decrease offset by an increase of 0.1% which is attributable to decreased non-billable and indirect costs associated with carrying employees between projects.

         Of the overall decrease in our Land segment's gross profit for the nine months ended September 30, 2009, $0.5 million was attributable to increased costs, while decreased revenues contributed to $1.2 million of the decrease. Lower margins resulting from competitive pressures account for approximately 1.8% of the gross profit decrease. The remaining 0.2% decrease is attributable to increased non-billable and indirect costs associated with compensating employees who are between projects.

     Selling, General, and Administrative:
         The overall decrease in our Land segment's SG&A expense for the three months ended September 30, 2009 was mainly attributable to decreases of $104,000 in marketing expenses and $294,000 in salaries and employee related expenses offset by an increase of $204,000 in bad debt expenses.




Management's Discussion and Analysis (continued)
------------------------------------------------

         The overall decrease in our Land segment's SG&A expense for the nine months ended September 30, 2009 was attributable to decreases of $140,000 in marketing expenses and $570,000 in salaries and employee related expenses.

     Operating Income:
         The overall $0.6 million decrease in our Land segment's operating income for the three months ended September 30, 2009 was due to the factors discussed above.

         The overall $1.0 million decrease in our Land segment's operating income for the nine months ended September 30, 2009 was due to the factors discussed above.





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

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and, to a minor extent, currency exchange rates.

     Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Comerica Credit Facility (the "Credit
     Facility"). As of September 30, 2009, $10.0 million was outstanding under the Credit Facility, and accrues interest at 3.00% per year under the prime rate option or between 1.50% and 2.54% under the LIBOR option, excluding amortization of prepaid financing costs. If it becomes necessary for the Company to replace the Credit Facility in the current economic environment, we may not be able to obtain as favorable a rate structure as the existing arrangement.

     In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our Canadian subsidiary from the Canadian dollar to the U.S. dollar. We follow the provisions of ASC 830-30, "Foreign Currency Translation" in preparing our condensed consolidated financial statements. Currently, we do not engage in foreign currency hedging activities.

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

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Control over Financial Reporting

     No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.





                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

     The Company received notice of an action filed in the 234th District Court for Harris County, TX on or about March 20, 2009, seeking declaratory relief to clear title to real property and improvements owned by Bigler, LP
     ("Bigler") on which ENGlobal Engineering, Inc. ("EEI") filed a statutory mechanics lien statement in the amount of $2,988,000 on or about February
     18, 2009. Bigler also claims breach of contract by EEI and monetary damages. The Company filed its Answer and Counterclaim for damages on breach of contract, for its attorneys' fees and costs, and to foreclose on its lien interest on April 27, 2009. The court has denied Bigler's pre-trial motion to vacate the lien. On October 30, 2009, Bigler filed a petition in U.S. Bankruptcy Court for the Southern District of Texas
     (Houston), Bankruptcy Petition #09-38188. As of the date of this Quarterly
     Report, we have not had an opportunity to assess lien priorities and other matters related to distribution of assets from the bankruptcy estate and therefore, we are not able to make an assessment regarding collection of this receivable.

     As discussed in Note 9 above, in 2006 and 2007 ENGlobal Engineering, Inc.
     entered into a series of agreements to refurbish and upgrade SLE's ethanol facility in Belle Chase, LA. The history of the SLE Project is described in
     Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended
     September 30, 2007, and is discussed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. On May 30, 2008, the
     Company filed suit in the United States District Court for the Eastern
     District of Louisiana, Case Number 08-3601, seeking damages of $15.8 million, and to foreclose on the acquired mechanics liens of its subcontractors. On August 25, 2009, SLE filed a voluntary petition and notice of bankruptcy for protection under the Bankruptcy Code, Title 11
     United States Code, Chapter 11, in the United States Bankruptcy Court for the Eastern District of Louisiana, Case number 09-12676. The Company is subject to the determination of the Bankruptcy court as to amount, priority, ownership of liens and claims and other issues, some of which have been raised by the debtor in a counterclaim filed in the Bankruptcy court. There have been no substantive rulings or orders from the Court at this time.

     ENGlobal was named as a defendant in a lawsuit entitled Ecoproduct
     Solutions, L.P. vs. ENGlobal Engineering and Swenson Technology, Inc., but has not been served with process. The lawsuit, filed on October 8, 2009, is pending in the 270th Judicial District Court of Harris County, Texas, and is based on a contract for engineering services performed between November
     2004 and August 2005 and for which ENGlobal received approximately
     $700,000. Ecoproduct claims that it has incurred actual damages of $45 million and is seeking to recover actual, consequential and punitive damages. However, Ecoproduct has requested that the court abate the lawsuit and compel ENGlobal to submit to a pending arbitration between Ecoproduct and Swenson, even though a similar request was denied by the arbitrators.
     ENGlobal believes Ecoproduct's claims are entirely without merit and that they are barred by applicable statutes of limitations. If served, we will vigorously defend ourselves in this proceeding. We do not anticipate that the outcome of this matter will have a material adverse effect on our financial condition.

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

ITEM 1A.  RISK FACTORS

     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which outlines factors that could materially affect our business, financial condition or future results. The risks described, in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.




ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

                                                                             Incorporated by Reference to:
                                                               ----------------------------------------------------
                                                                  Form or                   Filing Date    SEC File
 Exhibit No.                 Description                          Schedule     Exhibit No.   with SEC       Number
 -----------                 -----------                          --------     -----------  -----------    --------



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

         3.3  Amended and Restated Bylaws of Registrant dated        10-K          3.3        03/28/08      001-14217
              November 6, 2007

         3.4  Amendments to Amended and Restated Bylaws of           10-Q          3.2        05/07/08      001-14217
              Registrant dated April 29, 2008.

       *31.1 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the Third
              Quarter 2009

       *31.2 Certifications Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 for the Third
              Quarter 2009

       *32.0 Certification Pursuant to Rule 13a - 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third
              Quarter 2009

* Filed herewith




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENGlobal Corporation

Dated:   November 9, 2009

                                     By:  /s/ Robert W. Raiford
                                          --------------------------------------
                                          Robert W. Raiford
                                          Chief Financial Officer and Treasurer


                                       43