Form 10-K
period 2009-12-31
ENGLOBAL CORP
filed 2010-03-08
CIK 933738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

                                       or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                          Commission File No. 001-14217

                              ENGlobal Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               88-0322261
            ------                                               ----------
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                             Identification No.)

654 North Sam Houston Parkway East, Suite 400                     77060-5914
---------------------------------------------                     ----------
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
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
                                                          Yes         No    X
                                                             -----        -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act
                                                          Yes         No    X
                                                             -----        -----

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
                                                          Yes         No
                                                             -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                            X
                                                                          -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer                 Accelerated filer  X
                              -----                             -----
       Non-accelerated filer                   Smaller reporting company
                              -----                                       -----
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                          Yes           No  X
                                                              -----       -----


The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 1, 2010 was $56,821,417 (based upon the closing price for shares of common stock as reported by the NASDAQ on that date).

           The number of shares outstanding of the registrant's common stock on March 1, 2010 is as follows:

          $0.001 Par Value Common Stock                27,444,659 shares

DOCUMENTS INCORPORATED BY REFERENCE
Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2010.

                              ENGlobal Corporation
                         2009 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS


                                     PART I
                                     ------
                                                                           PAGE
                                                                           ----
ITEM 1.    BUSINESS                                                          4

ITEM 1A.   RISK FACTORS                                                     18

ITEM 1B.   UNRESOLVED STAFF COMMENTS                                        23

ITEM 2.    PROPERTIES                                                       23

ITEM 3.    LEGAL PROCEEDINGS                                                24

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25


                                     PART II
                                     -------
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES              25

ITEM 6.    SELECTED FINANCIAL DATA                                          28

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                      30

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       52

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      53

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                       85

ITEM 9A.   CONTROLS AND PROCEDURES                                          85


                                    PART III
                                    --------
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               86

ITEM 11.   EXECUTIVE COMPENSATION                                           87

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                     87

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   87

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES                           87

                                     PART IV
                                     -------
ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES                     87


                                   SIGNATURES
                                   ----------
           SIGNATURES                                                       92

                                     PART I
                                     ------

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries' serve, the economy and the Company in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this report entitled "Risk Factors," among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in the business cycle and downturns in local, regional and national economy and our ability to respond appropriately to the current worldwide economic financial situation; (ii) our ability to collect accounts receivable in a timely manner;
(iii) our ability to accurately estimate costs and fees on fixed-price contracts; (iv) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable; (v) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (vi) the effect of changes in the Company's organization, compensation and benefit plans;
(vii) the effect on the Company's competitive position within its market area in view of, among other things, the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering and professional service organizations; (viii) the effect of increases and decreases in oil prices; (ix) the availability of parts from vendors; (x) our ability to increase or renew our line of credit; (xi) our ability to identify attractive acquisition candidates, consummate acquisitions on terms that are favorable to the Company and integrate the acquired businesses into our operations; (xii) our ability to hire and retain qualified personnel;
(xiii) our ability to retain existing customers and get new customers; (xiv) our ability to mitigate losses; (xv) our ability to achieve our business strategy while effectively managing costs and expenses; (xvi) our ability to estimate exact project completion dates; (xvii) our ability to effectively monitor business done outside of the United States; and (xviii) the performance of the energy sector. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.


ITEM 1.    BUSINESS

Overview
--------

ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us" or "our"), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy sector. ENGlobal's net revenue from continuous operations has grown from $89.1 million in 2002 to $343.5 million in 2009, a compounded annual growth rate of approximately 21.3%, even after taking into account significant declines in 2009. We have accomplished this growth by expanding our engineering and professional service capabilities and our geographic presence through internal growth, including new initiatives, and through a series of strategic acquisitions.

We now have about 2,000 full-time equivalent employees in 19 offices and 496,000 square feet of office and manufacturing fabrication space strategically located in the following cities: Houston, Beaumont, Clear Lake and Freeport, Texas;

Baton Rouge and Lake Charles, Louisiana; Tulsa, Cleveland and Blackwell, Oklahoma; Broomfield, Colorado; Mobile, Alabama; Schaumburg, Illinois; and Calgary, Alberta, Canada.

The Engineering Segment
-----------------------

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement, and construction management. The Engineering segment provides these services to the upstream, midstream and downstream segments of the oil and gas industry, utilities, alternative energy developers and governmental entities including branches of the U.S. military. In some instances, it delivers its services via in-plant personnel assigned throughout the United States and internationally.

The Construction Segment
------------------------

The Construction segment provides personnel and services primarily in the areas of inspection, and also in the areas of construction, construction management, process plant turnaround management, plant asset management, commissioning and start-up. Its customers include the pipeline, refining, utility, chemical, petrochemical, alternative energy and power industries throughout the United States. Construction segment personnel are typically assigned to client facilities and construction sites throughout the United States.

The Automation Segment
----------------------

The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, information technology, and heat tracing projects. The Automation segment's customers primarily include domestic and foreign energy related industries. Automation segment personnel assist in on-site commissioning, start-up and training for the Company's specialized systems.

The Land Segment
----------------

The Land segment provides land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services, primarily to pipeline, utility and other owner/operators of infrastructure facilities throughout the United States and Canada. Land segment personnel are typically assigned to client projects and facilities throughout North America.

Available Information
---------------------

We are currently subject to the information reporting requirements of the Securities Exchange Act and we file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. Our SEC filings are also available at our website at www.englobal.com. You may also read and copy any document we file at the SEC's public reference room at 100 F. Street, N.E., Washington, D.C. 20002. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ENGlobal Website
----------------

You can find financial and other information about ENGlobal at the Company's website at the URL address www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are provided free of charge through the Company's website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the SEC. Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (iii) information concerning our Directors and our Board Committees, including Committee charters; and (iv) information concerning transactions in ENGlobal securities by Directors and officers, is available on our website under the Investor Relations link. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

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

                                          Percentage of Revenue
                                    ---------------------------------
Segments                             2009         2008          2007
                                     ----         ----          ----

    Engineering                      40.5%        51.0%         61.0%
    Construction                     29.1%        28.3%         20.2%
    Automation                       21.1%        12.1%         10.4%
    Land                              9.3%         8.6%          8.4%
                                     ----         ----          ----
                                    100.0%       100.0%        100.0%
                                    =====       ======         =====

Engineering Segment
-------------------------------------------------------------------------------
                                        Selected Financial Data
                                    2009         2008          2007
                                ------------------------------------
                                       (amounts in thousands)
                                ------------------------------------
    Revenue                     $ 139,064    $ 251,702     $ 221,787
    Operating profit            $   4,090    $  31,786     $  28,784
    Total assets                $  48,256    $  71,954     $  63,265

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

The engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our engineering services include:

     o    conceptual studies;
     o    project definition;
     o    cost estimating;
     o    engineering design;
     o    environmental compliance;
     o    material procurement; and
     o    project management.

The Engineering segment offers a wide range of services from a single source provider.

The Engineering segment currently operates through ENGlobal's wholly-owned subsidiaries, ENGlobal Engineering, Inc. ("EEI") and ENGlobal Technical Services, Inc. ("ETS"). EEI focuses primarily on providing its services to the upstream, midstream and downstream segments of the oil and gas industry, utilities and alternative energy developers. In some instances, it delivers its services via in-plant personnel assigned throughout the United States. ETS primarily provides automated fuel handling systems and services to branches of the U.S. military and public sector entities. The Engineering segment derives revenue primarily from cost-plus fees charged for professional and technical services. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some or all of the project activities related to engineering, material procurement and construction (EPC) are performed for a fixed-price amount. As a service-based business, the Engineering segment is more labor than capital intensive. Our results primarily depend on our ability to generate revenue and collect cash under cost-plus contracts in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

As a result of dramatic decreases in prices for energy commodities, lower profit spreads for downstream operators and a more difficult financing environment we experienced a dramatic decrease in spending by the majority of our clients in 2009. This reduction is most evident in the domestic refining and petrochemical industries, with much of our work in this area now consisting of maintenance, small capital retrofit and regulatory and compliance driven work. Competition has also increased greatly for the limited amount of project work on the market. However, for the most part, clients are choosing to defer new capital projects into future years, as opposed to canceling projects outright.

The Engineering segment has existing blanket service contracts under which it provides clients either with services on a time-and-materials basis or with services on a fixed-price basis. The Company strives to establish longer term "alliance" or "preferred provider" relationships with its clients that can be expected to provide a steadier stream of work. In addition, the Company has found that the outsourcing of its personnel to client facilities currently contributes to a stable business mix. Our Engineering segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Houston and Freeport, Texas; Tulsa, Oklahoma; and Broomfield, Colorado.

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

Construction Segment
-------------------------------------------------------------------------------
                                               Selected Financial Data
                                         2009          2008             2007
                                     -----------------------------------------
                                               (amounts in thousands)
                                     -----------------------------------------
       Revenue                       $  100,118     $  139,360      $   73,210
       Operating profit              $    5,291     $    7,459      $    7,133
       Total assets                  $   19,674     $   23,581      $   17,226

General
-------

Our Construction segment focuses on energy infrastructure projects in the United States by offering personnel and services primarily in the area of inspection but also in the areas of construction, construction management, process plant turnaround management, plant asset management, commissioning and start-up. Our Construction segment's clients include operators and developers of pipeline, refining, utility, chemical, petrochemical, alternative energy and power facilities throughout the United States. The Construction segment operates through our wholly-owned subsidiary ENGlobal Construction Resources, Inc. ("ECR"). The Construction segment primarily derives revenue from cost-plus fees charged for professional and technical services. As a service business, the construction segment is more labor than capital intensive. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to EPC are performed for a fixed-price amount. Accordingly, our results primarily depend on our ability to generate revenue and collect cash under cost-plus or fixed-price contracts in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our SG&A expenses.

In August 2009, the Company acquired the operations PCI Management and Consulting Company ("PCI"), a private Illinois based power consulting business. PCI provides engineering, consulting and project management services, specializing in projects related to the generation, transmission and distribution of energy. These services complement the other services historically provided by our Construction segment and we anticipate that PCI's location in the Chicago, Illinois area, will allow us to expand the Construction segment's service territory and establish a strong base from which to serve the power market.

Our Construction segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Clear Lake and Freeport, Texas; Schaumburg, Illinois; and Cleveland, Blackwell and Tulsa, Oklahoma.

Competition
-----------

Our Construction segment competes with a range of mostly private small and midsize inspection and construction management and alternative energy service companies. The principal elements of competition among these types of companies are rates, terms of service and flexibility and reliability of services. The inspection and construction management business is affected by industry pressure on costs, fueled by intense competition for contracts. Our Construction segment believes that its alliances with technology providers, especially in the area of alternative energy, may enhance its competitive position in the construction management business.

Competition is primarily centered on performance and the ability to provide services in a timely and cost-efficient manner. The technical expertise of our personnel is a key competitive factor. Inspection specialists must have a thorough understanding of governmental and public regulatory factors. The Company strives to establish longer term client relationships that can often provide a stream of work that is less susceptible to competitive pressures. In addition, the Company has found that the inspection of pipelines and client facilities are services offered that are less susceptible to competitive pressures than other services that the Company provides.

Automation Segment
-------------------------------------------------------------------------------
                                               Selected Financial Data
                                          2009           2008            2007
                                      -----------------------------------------
                                               (amounts in thousands)
                                      -----------------------------------------
      Revenue                         $   72,322     $   59,730      $   37,766
      Operating profit (loss)         $    4,568     $    3,744      $      (58)
      Total assets                    $   23,523     $   36,553      $   17,468

General
-------

The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and Canada as well as the Middle East and the Caribbean. The Automation segment currently operates through ENGlobal Automation Group, Inc. ("EAG"), a wholly-owned subsidiary of ENGlobal, and EAG's wholly owned subsidiaries, ENGlobal Systems, Inc. ("ESI") and ENGlobal Canada ULC ("ECAN"). EAG and ECAN focus primarily on providing automation related design and engineering services, while ESI primarily provides fabrication, testing and integration services of automation related enclosures. The Automation segment derives revenue from both cost-plus fees and fees charged for professional and technical services on a fixed-price basis. As a service provider, our Automation segment is more labor than capital intensive. The segment's results primarily depend on our ability to accurately estimate costs on fixed-price contracts, generate revenue and collect amounts due under cost-plus contracts in excess of the cost of employees and benefits, material, equipment and subcontracts, plus applicable SG&A expenses.

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

Land Segment
-------------------------------------------------------------------------------
                                                Selected Financial Data
                                           2009          2008            2007
                                       -----------------------------------------
                                                 (amounts in thousands)
                                       -----------------------------------------
         Revenue                       $   31,958     $   42,540      $   30,464
         Operating profit              $    2,691     $    4,114      $    2,105
         Total assets                  $   10,468     $   13,482      $   15,096

General
-------

Our Land segment provides land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to pipeline, utility and other owner/operators of infrastructure facilities throughout the United States and Canada. The need to transport new sources of energy is the primary driver that results in demand for our rights-of-way services (pipelines and electric power transmission lines). As examples, rights-of-way are required for pipelines that transport oil and gas from imported sources, and from newly developed oil reserve basins in the U.S. Rights-of-way are also required for new electric power transmission lines, needed to decongest circuits near population centers and to transport a growing amount of wind and solar power located in remote areas.

The Land segment operates through the Company's wholly-owned subsidiary, ENGlobal Land, Inc. ("ELI"), formerly known as WRC Corporation, and its wholly-owned subsidiary WRC Canada ("WRC Canada"). ELI provides land management, environmental compliance and governmental regulatory services to pipeline, utility and telecom companies and other owner/operators of infrastructure facilities. WRC Canada provides land management and inspection services. The Land segment derives revenue from cost-plus fees charged for professional and technical services. As a service company, ELI is more labor than capital intensive. Our results primarily depend on our ability to generate revenue and collect cash under cost-plus contracts in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our SG&A expenses.

Our Land segment operates out of offices in Houston, Texas; Broomfield, Colorado; and Calgary, Alberta, as well as other satellite offices across the United States.

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

Acquisitions and Sales
----------------------

We have grown our business over the past several years through both internal initiatives and through strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and the range of services that we provide to our clients; (ii) add new technical capabilities that can be marketed to our existing client base, (iii) grow our business geographically, and (iv) capture more of each project's value. We expect to continue evaluating and assessing acquisition opportunities that will either complement our existing business base or that will provide ENGlobal with additional capabilities or geographical coverage. We believe that strategic acquisitions will enable us to more efficiently serve the technical needs of national and international clients and strengthen our financial performance. In 2010, we have a stated objective to increase the size of the Company by approximately 12.5% through various types of acquisitions, although our acquisition strategy may continue to be negatively impacted by adverse economic conditions.

The following table lists the businesses we have acquired during the five-year period ended December 31, 2009.


       Name/Location/Business Unit            Date Acquired            Primary Services
       ---------------------------            -------------            ----------------

 Analyzer Technology International, Inc.      January 2006         Process Analyzer Systems
               Houston, TX
       Operates as a part of ESI

      WRC Corporation and WRC Canada            May 2006          Integrated Land Management
               Denver, CO
       Operates as ELI, formerly WRC

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

      EMC Design & Consulting, Inc.          September 2008           Product Terminals
               Houston, TX                                          Engineering and Design
       Operates as a Division of EEI

    Advanced Control Engineering, LLC        September 2008      Control Systems Engineering
               Mobile, AL                                                 and Design
       Operates as a Division of EAG

  PCI Management and Consulting Company        August 2009      Electric Power Consulting and
               Chicago, IL                                         Construction Management
       Operates as a Division of ECR


ENGlobal Corporation transitions acquisitions under the ENGlobal brand name as soon as feasible, given the size and scope of the acquisition, but typically within two years. This strengthens ENGlobal's market position as a diversified



ITEM 1.    BUSINESS (continued)

supplier of engineering and related services and focuses on the quality of the ENGlobal name. Smaller acquisitions are almost immediately identified as a division of an existing segment.

Business Strategy
-----------------

Our objective is to strengthen the Company's position as a leading full service provider of services to the energy industry by enhancing our overall range of capabilities in the areas of engineering, construction, automation, and land management services. To achieve this objective, we have developed a strategy comprised of the following key elements:

     o Maintain High Quality Service. To maintain high quality service, we focus on being responsive to our customers, working diligently and responsibly, and maintaining safety standards, schedules and budgets.
          ENGlobal has a quality control and assurance program to maintain standards and procedures for performance and documentation.

     o Improve Utilization of Resources. We have developed a work-sharing program that gives our staff and our clients' access to technical resources located in any of our offices and allows for higher utilization of human and computer resources. We believe the work-sharing program helps reduce employee turnover and provides for a more stable work environment. We believe our ongoing program to standardize all of our processes and procedures among our offices will enhance our work-sharing ability and provide our clients with more consistent and higher quality services.

     o Enhance and Strengthen Our Ability to Perform Engineering, Procurement and Construction Projects. We rely heavily on repeat business and referrals from existing customers, industry members and other business representatives. One of our Company's goals is to increase revenue by developing and marketing its ability to perform full service projects, also called EPC (Engineering, Procurement and Construction), with contracting strategies that are evaluated and authorized by the Company. By applying the wide range of capabilities offered by our four operating segments to any given project, we are able to capture a greater percentage of the project's total installed cost.

     o Recruit and Retain Qualified Personnel. We believe recruiting and retaining qualified, skilled professionals is crucial to our success and growth. As a result, we have a dedicated recruiting staff focused on recruiting qualified personnel with experience in the energy industry. While the economy has forced us to reduce some of the employee benefits we previously offered, we believe that our employee benefits are still competitive with those offered by our competitors and together with various incentive programs, they have helped us to retain valued employees.

     o Expand and Enhance Technical Capabilities. We believe that it is important to develop and enhance our overall technical capabilities in the markets we serve. To achieve this objective in the area of advanced computer-aided process simulation, design and drafting, we utilize technical software from numerous suppliers. By being vendor neutral, ENGlobal is able to provide high quality technology and platforms for the design of plant systems such as 3D modeling, process simulation and other technical applications. We find it beneficial to match the design tools we use with those being utilized by our clients, many of whom are currently utilizing these design platforms.

     o Growth Through Acquisitions. We follow a balanced growth strategy for our business, utilizing both external acquisitions as well as internal initiatives. The internal initiatives will continue to include an active business development program covering all of our business segments. Our external growth will likely come from relatively small acquisitions and mergers that allow us to: (i) offer expanded engineering and professional services to a broad energy complex; (ii) add new technical capabilities that can be marketed to our existing client base; (iii) expand our business geographically; and (iv) capture more of each project's value. In 2010, we have a stated objective to increase the size of the Company by approximately 12.5% through various types of acquisitions, although our acquisition strategy may continue to be negatively impacted by adverse economic conditions.


ITEM 1.    BUSINESS (continued)

     o Enter New Markets. Given reduced spending by our clients for domestic midstream and downstream projects, the Company has implemented strategies to pursue work in additional markets where it believes project activity is more robust. We plan to utilize our existing client relationships along with added marketing resources to pursue projects related to public infrastructure, alternative energy and electric power, as well as applying our heritage energy related expertise on international projects.

     o Building our Brand. We intend to continue to present a more unified corporate identity for the Company with our ongoing efforts to enhance
          ENGlobal's branding and increase its name recognition. In 2008, we redesigned our website to highlight our four businesses: Engineering, Construction, Automation and Land. In the same year, we focused on branding all of our businesses with the ENGlobal name. Our new image presents ENGlobal as one company, where our four business segments work together as a single unit to offer their many products and services seamlessly, with one consistent message and a continued focus on better serving our clients.

Sales and Marketing
-------------------

ENGlobal derives revenue primarily from three sources: (1) in-house direct sales, (2) preferred provider/alliance agreements with strategic clients, and
(3) referrals from existing customers and industry members. We currently employ
29 full-time professional in-house marketers in business development.

Our Senior Vice President of Business Development supervises our in-house sales managers assigned to our Engineering and Construction segments, clients and territories within the United States. In addition, our Senior Vice President of Project Development focuses on partnering with consultants or creating new business initiatives that allow us to undertake types of projects we did not pursue in the past. These partnerships include civil infrastructure projects, such as jails, hospitals, and other municipal projects not previously pursued by our business development group. We have also formed relationships with consultants that have an international presence and may be able to involve us on international projects. However, we will only pursue international opportunities if we believe the risk profile is appropriate. Additionally, ENGlobal expects to provide services for international clients from its U.S. offices rather than opening offices overseas. Finally, since our clients typically consist of large integrated oil and gas companies with worldwide business operations, we will attempt to leverage our existing client relationships to showcase our capabilities for their international projects.

Sales and marketing efforts for our Automation and Land segments are supervised by the respective entity presidents which we believe results in increased account penetration and enhanced customer service, which should, in turn, create and maintain the foundation for long-term customer relationships. In addition, client relationships can be nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends not only on the world economic situation but also, in large measure, on our ability to attract and retain qualified business development managers and business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

Products and services are also promoted through trade advertising, participation in industry conferences and online Internet communication via our corporate home page at www.englobal.com. The ENGlobal site provides information about our four operating segments and illustrates our Company's full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors with a single point of contact for obtaining information on ENGlobal's services.

Our business development focuses on building long-term relationships with customers and providing our customers and potential clients with solutions throughout the life-cycle of their facilities. Additionally, we seek to capitalize on cross-selling opportunities among our various segments -
Engineering, Construction, Automation and Land. Sales leads are often jointly developed and pursued by the sales personnel from these various segments.

ENGlobal develops preferred provider/alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services agreements or umbrella agreements are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure



ITEM 1.    BUSINESS (continued)

to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with these customers are easier to negotiate. Management believes that these agreements can serve to stabilize project centered operations in the engineering and construction industry.

Much of our business is repeat business and we are introduced to new customers in many cases by referrals from existing customers and industry members.
Management believes referral marketing provides the opportunity for increased profitability because referrals do not involve direct selling. Rather, they allow satisfied customers to sell our services and products on our behalf.
ENGlobal strives to develop our clients' trust, and then benefits by word-of-mouth referrals.

Our past acquisition program has provided the benefit of expanding our existing customer base. Management believes that cross-selling among our businesses is an effective way to build client loyalty by solidifying the client relationship, thereby reducing attrition and increasing the lifetime profitability of each project. The Company also believes that cross-selling can help ensure more predictable revenue and can be a cost effective way to grow our business.

Customers
---------

Our customer base consists primarily of Fortune 500 companies in the energy industry. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to major projects. ENGlobal may work for many different subsidiaries or divisions of our clients, which involves multiple parties to material contracts. The loss of a single contract award would not likely have a material impact on our financial statements. In 2010, the Company will continue to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention.

Revenue generated through sources such as in-plant staffing and preferred provider relationships are longer-term in nature and are not typically limited to one project. For example, our Engineering segment provides outsourced technical and other personnel that are assigned to work at client locations. In the past, these assignments often span multiple projects and multiple years, and although these engagements involve a lower margin, they help to contribute to a steady stream of work.

A major long-term trend among our clients and their industry counterparts has been toward outsourcing engineering services, and more recently, sole-sourcing.
This trend has fostered the development of ongoing, longer-term client arrangements, rather than one-time limited engagements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee of work that will result from these agreements, often they form the basis for a longer-term client relationship. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our revenue.
At December 31, 2009, we maintained some form of partnering or preferred provider/alliance arrangement with approximately 20 major oil and chemical companies. These engagements may provide for:

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 50% of our total revenue for 2009, 62% of total revenue for 2008 and 57% of total revenue for 2007. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business would be materially adversely affected. Our top three clients in 2009 were ExxonMobil, Spectra Energy and Enbridge Energy Company. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. We continue to see a change in our business mix year over year, depending on mid-size or developer clients' ability to receive funding for their projects. Our potential revenue in all segments is dependent on continuing relationships with our customers.


ITEM 1.    BUSINESS (continued)

Engineering Segment:

In the Engineering segment, our ten largest customers vary from one period to the next. These customers accounted for 72% of our total revenue for 2009, 77% of total revenue for 2008 and 74% of total revenue for 2007. Our top three clients in 2009 were ExxonMobil, BASF Corporation and Motiva.

Though the Engineering segment frequently receives work from repeat clients, its client list may vary significantly from year to year. In order to generate revenue in future years, we must continue efforts to obtain new engineering projects. The majority of the revenue for the Engineering segment is generated through sources such as in-plant staffing and client relationships that we consider longer-term in nature and that are not typically limited to one project.

Construction Segment:

In the Construction segment, our ten largest customers vary from one period to the next. These customers accounted for 82% of our total revenue for 2009, 91% of total revenue for 2008 and 82% of total revenue for 2007. Our top three clients in 2009 were Spectra Energy, Enbridge Energy Company and Magellan
Midstream Partners.

The revenue for the Construction segment is generated through sources such as providing inspection and construction related personnel at field locations.
While we have ongoing business relationships with many of our clients in the Construction segment, this business tends to be more cyclical than our Engineering segment, as it is more project-driven and dependent on field construction activity, such as pipeline inspection.

Automation Segment:

In the Automation segment, our ten largest customers vary from one period to the next. These customers accounted for 76% of our total revenue for 2009, 66% of total revenue for 2008 and 73% of total revenue for 2007. Our top three clients in 2009 were ExxonMobil, Emerson Process Management and Hovensa, LLC. Total foreign customers accounted for 16% of our Automation segment revenue for 2009, 14% of Automation segment revenue for 2008 and 22% of Automation segment revenue for 2007. During 2009, 3% of our revenue came from our Canadian operations compared to 4% in 2008 and 3% in 2007.

Although the Automation segment frequently receives work from repeat clients, its client list may vary significantly from year to year. The Automation
Segment's clients are primarily in the downstream process industries, and their needs result primarily from requirements to upgrade obsolete distributed control systems or process analytical equipment.

Land Segment:

In the Land segment, our ten largest customers vary from one period to the next.
These customers accounted for 78% of our total revenue for 2009, 72% of total revenue for 2008 and 70% of total revenue for 2007. Our top three clients in 2009 were TransCanada, Spectra Energy and El Paso Corporation. The Land segment's clients currently consist primarily of pipeline operators or electric utilities, with both types of clients having needs to acquire rights-of-way for pipelines or electric transmission.

Though the Land segment frequently receives work from repeat clients, its client list may vary significantly from year to year with outsourced right-of-way and other personnel assigned to work at project sites across the United States and Canada. Factors affecting our Land business that are beyond our control include regulatory requirements, title assistance, landowner negotiations and eminent domain-condemnation proceedings.


ITEM 1.    BUSINESS (continued)

Contracts
---------

We generally enter into two principal types of contracts with our clients:
time-and-materials contracts and fixed-price contracts. Our mix of net revenue between time-and-materials and fixed-price contracts is shown in the table below. Our clients typically determine the type of contract to be utilized for a particular engagement, with the specific terms and conditions of a contract resulting from a negotiation process between the Company and our client.

                            Time-and-material    %       Fixed-price     %
                            ------------------------------------------------
                                           (revenue in thousands)
          Engineering              $135,278               $  3,786
         Construction               100,028                     90
           Automation                36,583                 35,739
                 Land                31,855                    103
                                   --------    -----      --------     ----
        Total company              $303,744     88.4%     $ 39,718     11.6%
                                   ========    =====      ========     ====

     o Time-and-Materials. Under our time-and-materials contracts, we are paid for labor at either negotiated hourly billing rates or we are reimbursed for allowable hourly rates and other expenses. We are paid for material and contracted services at an agreed upon multiplier of our cost, and at times we pass non-labor costs for equipment, materials and subcontractor services through with no profit.
          Profitability on these contracts is driven by billable headcount, the amount of non-labor related services and cost control. Some of these contracts may have upper limits, referred to as "not-to-exceed." If our scope is not defined under a "not-to-exceed" agreement, we are not under any obligation to provide services beyond the limits of the contract, but if we generate costs and billings that exceed the contract ceiling or are not allowable, we will not be able to obtain reimbursement for the excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

     o Fixed-Price. Under a fixed-price contract, sometimes referred to as "guaranteed maximum," we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price projects vary in scope, including some engineering activities and related services, and responsibility for procurement of material and construction. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, the impact of the economy on labor shortages, increases in equipment and materials costs, natural disasters, and other events and changes that may occur over the contract period. Another risk is our ability to secure written change orders prior to commencing work on contract changes in scope, without which we may not receive payment for work performed. Consequently, the profitability of fixed-price contracts may vary substantially.

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

At December 31, 2009, our backlog was $227.0 million compared to an estimated
$325.7 million at December 31, 2008. We expect a majority of the $227.0 million in backlog to be completed during 2010.


ITEM 1.    BUSINESS (continued)

The backlog at December 31, 2009 consists of $201.3 million with commercial customers and $25.7 million with the United States government. Backlog on federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 31, 2009 was as follows:

                Engineering segment                $   100.4   million
                Construction segment                    71.4   million
                Automation segment                      22.5   million
                Land segment                            32.7   million

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

Dependence Upon Suppliers
-------------------------

Our ability to provide clients with services and systems in a timely and competitive manner depends on the availability of products and parts from our suppliers at competitive prices and on reasonable terms. Our suppliers are not obligated to have products on hand for timely delivery nor can they guarantee product availability in sufficient quantities to meet our demands. There can be no assurance that we will be able to obtain necessary supplies at prices or on terms we find acceptable. However, in an effort to maximize availability and maintain quality control, we generally procure components from multiple distributors on our clients' behalf and in some cases we can take advantage of national agreements our clients may have entered into.

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


ITEM 1.    BUSINESS (continued)

Patents, Trademarks, Licenses
-----------------------------

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. In addition, the U.S. Patent and Trademark Office registered our "Integrated Rack"TM patent application in 2008.

Our trade names are protected by registration as well as by common law trademark rights. Our trademark for the use of "ENGlobal"(R) in connection with our products is registered with the U.S. Patent and Trademark Office and we claim common law trademark rights for "ENGlobal"TM in connection with our services. We also have pending trademark applications for "Engineered for Growth"(R) and we claim common law trademark rights for "Global Thinking...Global Solutions"TM, "CARES - Communicating Appropriate Responses in Emergency Situations"TM,
"Flare-Mon"TM, "Purchased Data"TM, "viMAC" TM, "ENGlobal Vu"TM, and "riFAT"TM.

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

Government Regulations
----------------------

ENGlobal and certain of our subsidiaries are subject to various foreign, federal, state, and local laws and regulations relating to our business and operations, and various health and safety regulations established by the Occupational Safety and Health Administration (OSHA). The Company and our professional staff are subject to a variety of state, local and foreign licensing, registration and other regulatory requirements governing the practice of engineering and other professional disciplines. For example, OSHA requires
Process Safety Management to prevent the release of hazardous chemicals, the Department of Transportation (DOT) requires that pipeline operators are in full compliance with pipeline safety regulations, and the Environmental and Protection Agency (EPA) provides incentives to reduce chemical emissions.
Currently, we are not aware of any situation or condition relating to the regulation of the Company, its subsidiaries, or personnel that we believe is likely to have a material adverse effect on our results of operations or financial condition.

Employees
---------

As of December 31, 2009, the Company and its subsidiaries employed 1,999 individuals. Of these employees, 716 were employed in engineering and related positions, 533 were employed as inspectors, 253 were employed as project support staff, 246 were employed in technical production positions, 223 were employed in administration, finance and management information systems and 28 were employed in sales and marketing. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Benefit Plans
-------------

ENGlobal sponsors a 401(k) profit sharing plan for its employees. Until January
2009, the Company made matching contributions equal to 66.66% of employee contributions up to 6% of employee compensation for regular (as distinguished from project or contract) employees. All other employees except our pipeline inspectors were matched at 50% of employee contribution up to 6% of compensation, as defined by the plan. The Company, at the direction of the Board of Directors, may make other discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. On January 1, 2009, due to economic conditions, the Company elected to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors to 33.33% of employee contributions up to 6% of employee compensation. On April 4, 2009, the Company elected to eliminate its match on all employees. The Company made contributions of approximately $982,000, $3,049,000, and $2,147,000, respectively, for the years ended December 31, 2009, 2008, and 2007.


ITEM 1.    BUSINESS (continued)

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

                                             2009           2008          2007
                                           -------------------------------------
                                                   (dollars in thousands)
                                           -------------------------------------

US operations revenue                       $341,629      $490,584      $360,309
Canadian operations revenue                    1,833         2,748         2,918
                                            --------      --------      --------
         Total revenue                      $343,462      $493,332      $363,227

Long-lived assets consist of property, plant and equipment, net of depreciation
("PPE").

                                             2009           2008          2007
                                           -------------------------------------
                                                   (dollars in thousands)
                                           -------------------------------------

US operations PPE                           $  5,967      $  5,703      $  6,378
Canadian operations PPE                           16            41            94
                                            --------      --------      --------
         Total PPE                          $  5,983      $  5,744      $  6,472


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

Economic downturns could have a negative impact on our businesses.
------------------------------------------------------------------
Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the energy industry, and in other industries that we provide services to. During macroeconomic or industry downturns, our customers' need to engage us may decline significantly and projects may be delayed or cancelled. We cannot predict how long the current economic downturn will last or when the various sectors of the energy complex will recover. However, these factors have caused our profitability to decline significantly.

Our future revenue depends on our ability to consistently bid and win new contracts and to maintain and renew existing contracts. Our failure to effectively obtain future contracts could adversely affect our profitability.
-----------------------------------------------------------------------------
Our future revenue and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.


ITEM 1A.   RISK FACTORS (continued)

We are engaged in highly competitive businesses and must typically bid against competitors to obtain engineering and service contracts.
------------------------------------------------------------------------------
We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local and regional contractors. Some competitors have greater financial and other resources than we do, which, in some instances, gives them a competitive advantage over us. In addition, smaller contractors may have lower overhead cost which gives them a competitive advantage.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
-------------------------------------------------------------------------------
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients' financial condition, there is no guarantee that we will accurately assess their creditworthiness. Even if they are creditworthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers could have a material adverse affect on both our ability to collect receivables and our results of operations.

The failure to attract and retain key professional personnel could adversely affect the Company.
----------------------------------------------------------------------------
Our success depends on attracting and retaining qualified personnel in a competitive environment. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. While competition for lower level personnel has declined over the last two years, competition for key management personnel continues to be intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or be able to attract or assimilate key personnel in the future. Failure to attract and retain such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows.
This is a major risk factor that could materially impact our operating results.

Our dependence on one or a few customers could adversely affect us.
-------------------------------------------------------------------
One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2009, our top three clients, ExxonMobil,
Spectra Energy and Enbridge Energy Company, accounted for approximately 16%, 6%
and 5% of our revenue respectively. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. We have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.
-------------------------------------------------------------------------------
We generally enter into two principal types of contracts with our clients:
time-and-materials contracts and fixed-price contracts. Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen expenditures or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Our ability to secure change orders on scope changes and our ability to invoice for such changes poses an additional risk. In 2006, we suffered significant losses as a result of two fixed-price contracts. In fiscal 2009, approximately 11.6% of our net revenue was derived from fixed-price contracts, as compared with 6.0% was in 2008. Given the economic downturn, it is possible that we will enter into a greater number of fixed-price contracts in the future as customers shift more risk to their suppliers.

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



ITEM 1A.   RISK FACTORS (continued)

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings, particularly in light of the current economy.
--------------------------------------------------------------------------
As of December 31, 2009, our backlog was approximately $227.0 million. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be cancelled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn. These adjustments may be exacerbated by current economic conditions.

The terms of our contracts could expose us to unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.
-------------------------------------------------------------------------------
Under fixed-price contracts, we agree to perform the contract for a fixed price and, as a result, can improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price we may be required to absorb some or all of the cost overruns.

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

Many of our fixed-price or cost-plus contracts require us to satisfy specified progress milestones or performance standards in order to receive a payment.
Under these types of arrangements, we may incur significant costs for labor, equipment and supplies prior to receipt of payment. If the customer fails or refuses to pay us for any reason, there is no assurance that we will be able to collect amounts due to us for costs previously incurred. In some cases, we may find it necessary to terminate work on the project. In addition, if the contract permits, we may attempt to recoup some or all of the cost overruns by entering into a claims recovery process by retaining a third party consultant to assist us with necessary due diligence. However, there can be no assurance that we would be able to recover some or all of the cost overruns through the claims recovery process or on terms favorable to the Company.

Liability claims could result in losses.
----------------------------------------
Providing engineering and design services involves the risk of contract, professional errors and omissions and other liability claims, as well as adverse publicity. Further, many of our contracts require us to indemnify our clients not only for our negligence, if any, but also for the concurrent negligence and, in some cases, sole negligence of our clients. We currently maintain liability



ITEM 1A.   RISK FACTORS (continued)

insurance coverage, including coverage for professional errors and omissions.
However, claims outside of or exceeding our insurance coverage may be made. A significant claim could result in unexpected liabilities, take management time away from operations, and have a material adverse impact on our cash flow.

We may incur significant costs in providing services in excess of original project scope without having an approved change order.
--------------------------------------------------------------------------
After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price due to customer changes or to incomplete or inaccurate engineering, project specifications, and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

A failure to obtain adequate written approvals prior to performing the work or appropriate reimbursements for the work performed could require us to record an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. We cannot assure you that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount sufficient to compensate us for our additional, unapproved work or expenses.

If we are not able to successfully manage changes in the size of our business, our business and results of operations may be adversely affected.
------------------------------------------------------------------------------
Until recently, we have been known as a rapidly growing company. In the last two years, our revenues, employees and profits have decreased. Both increases and decreases in the size of our business present us with numerous managerial, administrative, operational and other challenges and they require us to continually adjust the size and scope of our management information systems, maintain discipline in our internal systems and controls, adjust the size of our employee pool, and effectively manage our fixed overhead. The inability of our management to effectively manage changes in the size of our business could have a material adverse effect on our business.

Failure to maintain adequate internal controls could adversely affect us.
-------------------------------------------------------------------------
Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected. We have, in the past, identified material weaknesses in our internal controls, and while these have been cured, if we determine that we have further material weaknesses, it could affect our ability to ensure timely and reliable financial reports and the ability of our auditors to attest to the effectiveness of our internal controls. If our independent auditors are not able to certify the adequacy of our internal controls, it could have a significant adverse effect on our business and reputation.

If the operating result of any component in one of our segments is adversely affected, an impairment of goodwill could result in a write down.
----------------------------------------------------------------------------
Based on factors and circumstances impacting ENGlobal and the business climate in which it operates, the Company may determine that it is necessary to re-evaluate the carrying value of its goodwill by conducting an impairment test in accordance with ASC 350, Goodwill and Other Intangible Assets. The Company
has assigned goodwill to its segments based on estimates of the relative fair value of each of its business segments. If changes in the industry, market conditions, or government regulation negatively impact any of the Company's segments resulting in lower operating income, if assets are damaged, if anticipated synergies or cost savings are not realized with newly acquired entities, or if any circumstance occurs which results in the fair value of any segment declining below its carrying value, an impairment to goodwill would be created. In accordance with ASC 350, the Company would be required to write down the carrying value of goodwill. For example, in 2007, the Company determined that goodwill within the Automation segment was impaired in the amount of
$432,000.


ITEM 1A.   RISK FACTORS (continued)

Our indebtedness could limit our ability to finance future operations or engage in other business activities.
-------------------------------------------------------------------------------
As of December 31, 2009, we had $6.0 million of total outstanding indebtedness against our revolving line of credit, which is currently limited to $25.0 million. Significant factors that could increase our indebtedness and/or limit our ability to finance future operations include:

     o    our inability to collect accounts receivable within contractual terms;
     o    client demands for extending contract payment terms;
     o    material losses and/or negative cash flows on significant projects;
     o clients' failure to pay our invoices timely due to economic conditions or causes; and
     o our ability to meet current credit facility financial ratios and covenants.

Although we are in compliance with all current credit facility covenants and we believe our line of credit is sufficient to cover current and future business operating requirements, our indebtedness could limit our ability to finance future operations or engage in other business activities.

Seasonality of our industry may cause our revenue to fluctuate.
---------------------------------------------------------------
Holidays and employee vacations during our fourth quarter of each calendar year exert downward pressure on revenue for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year.
The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each year, which can depress results for the first quarter. Principally due to these factors, our first and fourth quarters may be less robust in terms of financial results, billable hours, and utilization than our second and third quarters.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and result in high employee turnover.
------------------------------------------------------------------------------
Our workers are subject to the normal hazards associated with providing services on constructions sites and industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction of property, plant and equipment, and environmental damages. We are intensely focused on maintaining a safe environment and reducing the risk of accidents across all of our jobsites. However, poor safety performance may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs. In hiring new employees, we normally target experienced personnel; however, we also hire inexperienced employees. Even with thorough safety training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates.

If we are not able to successfully manage internal growth initiatives, our business and results of operations may be adversely affected.
--------------------------------------------------------------------------
Our growth strategy is to use our technical expertise in conjunction with industry trends. To support this strategy, the Company may elect to fund internal growth initiatives targeted at markets that we believe may have significant potential needs for the Company's services. However, these initiatives may not be successful. For instance, the Company may misread industry trends; during economic downturns, the needs of our targeted customers may decline significantly; it may take an extended period of time before a new initiative becomes profitable; or the Company may not be able to successfully execute on these initiatives. In these cases, the internal initiatives could have a negative impact on earnings.

Additional acquisitions may adversely affect our ability to manage our business.
--------------------------------------------------------------------------------
Acquisitions have contributed to our growth in the past and we plan to continue making acquisitions on terms management considers favorable to us. The successful acquisition of other companies involves an assessment of future revenue opportunities, operating costs, economies and earnings after the acquisition is complete, and potential industry and business risks and liabilities beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with our assessments, we perform reviews of the acquisition target that we believe to be generally consistent with industry practices. These reviews, however, may not reveal all existing or potential problems, nor will they permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities.
We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms or that acquisitions we consummate will be profitable. In addition, we may not be able to successfully integrate future acquisitions. Any acquisition may require substantial attention from our management, which may limit the amount of time that management can devote to day-to-day operations. Our current annual growth objective through acquisitions is approximately 12.5%; however, there is no assurance that this objective will be met. Our inability to find additional attractive acquisition candidates or to


ITEM 1A.   RISK FACTORS (continued)

effectively manage the integration of businesses we acquire could adversely affect our profitability.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.
----------------------------------------------------------------------------
We rely on third party subcontractors as well as third party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or cost-plus contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

Force majeure events such as natural disasters could negatively impact the economy and the industries we service, which may negatively affect our financial condition, results of operations and cash flows.
--------------------------------------------------------------------------------
Force majeure events, such as hurricanes, could negatively impact the economies of the areas in which we operate. For example, during 2008, Hurricanes Gustav and Ike caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry, but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United
States. In some cases, we remain obligated to perform our services after such a natural disaster even though our contracts may contain force majeure clauses. In those cases, if we are not able to react quickly and/or negotiate contractual relief on favorable terms to the Company, our operations may be significantly and adversely effected, which would have a negative impact on our financial condition, results of operations and cash flows.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold.
--------------------------------------------------------------------------------
Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 44,209,716 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of the date of filing. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the
Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.


ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.    PROPERTIES

Facilities
----------

We lease space in 19 buildings in the U.S. and Canada totaling approximately
496,000 square feet. The leases have remaining terms ranging from monthly to nine years and are on terms that we consider commercially reasonable. ENGlobal has no major encumbrances related to these properties. A discussion of the locations of the various segments is included in Item 7. On May 26, 2006, the Company entered into an exclusive agreement with a third party, national real estate firm for tenant representation services that covers most of our facilities.

Our principal office locations are in Houston and Beaumont, Texas; and Tulsa, Oklahoma. We have other offices in Clear Lake and Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Cleveland and Blackwell, Oklahoma; Broomfield,
Colorado; Mobile, Alabama; Schaumburg, Illinois; and Calgary, Alberta, Canada.
Approximately 380,000 square feet of our total office space is designated for our professional, technical and administrative personnel.



ITEM 2.    PROPERTIES (continued)

We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

Our Automation segment performs fabrication assembly in two shop facilities. One facility is in Houston, Texas with approximately 81,000 square feet of space and a second facility is in Beaumont, Texas with approximately 30,000 square feet of space. In March 2009, the Houston facility was moved from a 63,000 square foot location to our current facility.

In May 2008, the Company sold the land on which our Beaumont, Texas office building, destroyed by Hurricane Rita in 2005, was located to a third party developer and entered into a build-to-suit lease agreement for a new office building. In February 2009, the Company occupied the new 52,500 square foot facility.

On March 2, 2007, the Company, through its wholly-owned subsidiary, ENGlobal
Automation Group, Inc. ("EAG"), entered into a 39-month lease agreement for approximately 4,500 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta. On January 27, 2009, EAG closed this operation and subleased the space for the remaining term to an unrelated third party.

On June 28, 2007, the Company, through its wholly-owned subsidiary, RPM
Engineering, Inc. ("RPM"), sold the Company's property located in Baton Rouge,
Louisiana. The purchase price was approximately $1.9 million with 20% of the purchase price being paid at closing and the balance self-financed for a period of 60 months. On July 24, 2008 the purchaser of the Baton Rouge building paid all outstanding principal owed on the note. The Company has leased approximately
34,000 square feet of space in two separate facilities to house its Engineering and Automation operations in Baton Rouge.

On September 29, 2008, the Company, through its wholly-owned subsidiary ENGlobal
Automation, Group ("EAG"), acquired the operations of ACE Management and Consulting Company. As a part of this acquisition, the Company assumed the facility lease of approximately 17,600 square feet in Mobile, Alabama.

On August 14, 2009, the Company, through its wholly-owned subsidiary ENGlobal
Construction Resources, Inc. ("ECR"), acquired the operations of PCI Management and Consulting Company ("PCI"), a private Illinois based power consulting business. As part of this acquisition the Company assumed the facility lease of approximately 4,000 square feet of office space in Schaumburg, Illinois.


ITEM 3.    LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services, and the outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately reserved for, or are covered by insurance, such that, if determined adversely to those entities, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Cause No. 08-3601, against South Louisiana
Ethanol LLC ("SLE") entitled ENGlobal Engineering, Inc. and ENGlobal
Construction Resources, Inc. v. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern
District of Louisiana, Case number 09-12676.

In November 2009, the Company filed a petition entitled ENGlobal Engineering,
Inc. v. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the
162nd District Court of Dallas County, Case Number 09-15915-I. The lawsuit seeks to enforce the collection of the $3.0 million owed to ENGlobal for services performed for a refinery rebuild project that is remaining as amounts due on a letter payment agreement between ENGlobal and Alon USA, LP ("Alon") and to foreclose on its lien. The Company had previously filed a materialman's and



ITEM 3.    LEGAL PROCEEDINGS (continued)

mechanic's lien on February 13, 2009. In Alon's answer, Alon has pled that the Company is not entitled to any recovery because it committed a prior material breach, has not given offsets for deficient work, has billed for work that it did not perform or was not authorized to perform and is obligated to furnish
Alon a recoupment of previous monies paid in offset of the current debt.

Due to past due payments on accounts receivable invoices for services provided to Bigler, LP ("Bigler") in the amount of $3.0 million, the Company filed a materialman's and mechanic's lien on the property on which the services were performed. In response, Bigler filed a petition entitled Bigler, L.P. f/k/a
Bigler Trading Company, Inc. and Bigler Land, LLC v. ENGlobal Engineering, Inc.
in the 234th District Court of Harris County, Case Number 2009-15676, asking for declaratory relief clearing title of the lien and seeking unspecified monetary damages. ENGlobal Engineering has filed a counterclaim for collection of the fees due and foreclosure of its lien. The court has denied Bigler's pre-trial motion to vacate the lien, preserving ENGlobal's secured status. On October 30, 2009, Bigler filed a petition in U.S. Bankruptcy Court for the Southern District of Texas (Houston), Bankruptcy Petition #09-38188. The bankruptcy has stayed
ENGlobal's collection proceedings. ENGlobal has been listed by Bigler as a disputed, un-liquidated secured creditor. All the other lien claimants have been listed by Bigler as disputed.

ENGlobal was named as a defendant in a lawsuit entitled EcoProduct Solutions, L.P. v. ENGlobal Engineering and Swenson Technology, Inc. The lawsuit was filed on October 8, 2009 in the 270th Judicial District Court of Harris County, Texas,
Case Number 2009-64881, and was based on a contract for engineering services performed between November 2004 and August 2005 and for which ENGlobal received approximately $700,000. EcoProduct claimed that it incurred actual damages of $45 million and sought to recover actual, consequential and punitive damages. On
January 28, 2010, the court granted ENGlobal's Motion for Summary Judgment and dismissed with prejudice EcoProduct's claims against ENGlobal in their entirety.
This judgment is subject to appeal. Based on information available to us at this time, we do not believe this litigation will have a material adverse effect on our financial condition.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the quarter ended December 31, 2009.


                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company's common stock has been quoted on the NASDAQ Global Stock Market
(NASDAQ) since December 18, 2007, and is traded under the symbol "ENG." From
June 16, 1998 to December 18, 2007, the Company's stock was traded on the American Stock Exchange. Newspaper stock listings identify us as "ENGlobal."

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

                                            Fiscal Year Ended December 31
                                       -------------------------------------
                                            2009                   2008
                                       --------------       ----------------
                                       High      Low          High      Low
                                       --------------       ----------------
        First quarter                  $4.95    $2.44       $ 10.61   $ 8.35
        Second quarter                  6.34     4.42         14.24     8.74
        Third quarter                   5.15     3.97         17.85    11.58
        Fourth quarter                  4.13     2.78         12.30     2.35

The foregoing figures, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades.


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)


As of December 31, 2009, approximately 240 stockholders of record held the Company's common stock. We do not have current information regarding the number of holders of beneficial interest holding our common stock.

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

The reason for authorizing blank check Preferred Stock is to provide the Company with flexibility in connection with its future growth. Although the Company presently has no intentions of issuing shares of Preferred Stock, opportunities may arise that require the Board to act quickly, such as businesses becoming available for acquisition or favorable market conditions for the sale of a particular type of Preferred Stock. The Board believes that the authorization to issue Preferred Stock enhances the Company's ability to respond to these and similar opportunities.

Performance Graph

The following graph compares the five-year cumulative total stockholder return of ENGlobal Corporation as compared to the NASDAQ Market Index (US Companies) and a self-instructed peer group index, consisting of the following companies:
Furmanite Corporation (formerly Xanser Corporation), Michael Baker Corporation,
Matrix Service Company, Tetra Tech, Inc., Willbros Group, and VSE Corporation.
The graph assumes an investment of $100.00 in our common stock and each index
(including reinvestment of dividends) on December 31, 2004 and shown through
December 31, 2009.

THE STOCK PRICE PERFORMANCE SHOWN ON THE GRAPH BELOW REPRESENTS HISTORICAL PRICE
PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE
PERFORMANCE.

                                (Graphic On File)

********************************************************************************

                  COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
                                 AMONG ENGLOBAL,
                 NASDAQ MARKET INDEX (U.S.) AND PEER GROUP INDEX

                              2004     2005     2006     2007     2008     2009
                             ------   ------   ------   ------   ------   ------
ENGLOBAL CORP.               100.00   270.97   207.42   366.44   104.83   100.93
NASDAQ MARKET INDEX (U.S.)   100.00   102.13   112.18   121.67    58.64    84.30
PEER GROUP INDEX             100.00    93.70   113.50   180.19   111.86   136.74

                   ASSUMES $100 INVESTED ON DECEMBER 31, 2004
                          ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2009

********************************************************************************



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

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company's equity compensation plans as of December 31, 2009. See Note 13 in the attached financial statements.

                                                                                                  Number of Securities
                                                                                                Remaining Available for
                                    Number of Securities to             Weighted-Average         Future Issuance Under
                                    be Issued Upon Exercise            Exercise Price of       Equity Compensation Plans
                                    of Outstanding Options,           Outstanding Options,      [Excluding Securities in
                                    Warrants and Rights (a)         Warrants and Rights (b)         Column (a)] (c)
                                    -----------------------         -----------------------    -------------------------
     Equity compensation plan
        approved by security
        holders                            1,091,104          (1)            $7.12                         0
                                    -----------------------         -----------------------    -------------------------
     Equity incentive plan
        approved by security
        holders                              23,439           (2)            $5.12                      433,125
                                    -----------------------         -----------------------    -------------------------


The Company's 1998 Incentive Plan expired in June 2008. At the June 18, 2009
Annual Meeting of Stockholders, the Company's stockholders voted to approve the adoption of the ENGlobal Corporation 2009 Equity Incentive Plan authorizing
480,000 shares, the equivalent number of shares that remained under the expired
ENGlobal Corporation 1998 Incentive Plan.

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The
Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with Wells Fargo Bank limit the amount of dividends that can be paid on our common stock. The payment of dividends in the future will depend on numerous factors, including the Company's earnings, capital requirements, and operating and financial position as well as general business conditions.

Stock Repurchase Policy

Restrictions contained in our loan agreements governing our credit facility with Wells Fargo Bank limit the amount of our common stock that we can repurchase.

------------------
(1)  Includes options issued through our 1998 Incentive Plan. For a brief description of the material features of the Plan, see Note 13 of the Notes to the Consolidated Financial Statements.
(2)  Includes unvested restricted stock awards issued through our 2009 Incentive
Plan. For a brief description of the material features of the Plan, see Note 13 of the Notes to the Consolidated Financial Statements.



ITEM 6.    SELECTED FINANCIAL DATA

Summary Selected Historical Consolidated Financial Data

The following tables set forth our selected financial data. The data for the years ended December 31, 2009, 2008, and 2007 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2006 and 2005 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part II, Item 8; Part II, Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations;" and other financial information appearing elsewhere in this document.

                                                                                   Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 2009          2008          2007          2006          2005
                                                              --------------------------------------------------------------------
                                                                           (in thousands, except per share amounts)
                                                              --------------------------------------------------------------------
       Statement of Operations
         Revenue
              Engineering                                     $   139,064   $   251,702   $   221,787   $   215,306   $   193,376
              Construction                                        100,118       139,360        73,210        36,128        21,898
              Automation                                           72,322        59,730        37,766        34,888        18,311
              Land                                                 31,958        42,540        30,464        16,768             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Total revenue                               $   343,462   $   493,332   $   363,227   $   303,090   $   233,585
                                                              ------------  ------------  ------------  ------------  ------------

         Costs and expenses
              Engineering                                         128,616       212,833       181,821       199,645       169,773
              Construction                                         92,993       128,908        63,486        32,403        19,483
              Automation                                           63,619        52,245        34,382        30,400        16,056
              Land                                                 27,181        35,539        25,921        14,378             -
              Selling, general and administrative                  28,027        32,208        34,291        29,884        19,689
                                                              ------------  ------------  ------------  ------------  ------------
                  Total costs and expenses                    $   340,436   $   461,733   $   339,901   $   306,710   $   225,001
                                                              ------------  ------------  ------------  ------------  ------------
         Operating income (loss)                              $     3,026   $    31,599   $    23,326   $    (3,620)   $    8,584
         Interest income (expense), net                              (573)       (1,636)       (2,514)       (1,312)         (800)
         Other income (expense), net                                  173            64          (138)          652           116
         Foreign currency gain (loss)                                   1            (4)           (1)          (19)           (2)
                                                              ------------  ------------  ------------  ------------  ------------
         Income (loss) from continuing operations before
            provision for income taxes                        $     2,627   $    30,023   $    20,673   $    (4,299)  $     7,898
         Provision for income taxes                                 1,394        11,765         8,209          (813)        3,116
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income (loss)                           $     1,233   $    18,258   $    12,464   $    (3,486)  $     4,782
                                                              ============  ============  ============  ============  ============



ITEM 6.    SELECTED FINANCIAL DATA (continued)

                                                                                   Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 2009          2008          2007          2006          2005
                                                              --------------------------------------------------------------------
                                                                           (in thousands, except per share amounts)
                                                              --------------------------------------------------------------------
     Per Share Data
         Basic earnings (loss) per share
              Continuing operations                           $      0.05   $      0.67   $      0.46   $     (0.13)  $      0.20
              Discontinued operations                                   -             -             -             -             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income (loss) per share                 $      0.05   $      0.67   $      0.46   $     (0.13)  $      0.20
                                                              ============  ============  ============  ============  ============

         Weighted average common
            shares outstanding - basic (000's)                     27,330        27,180        26,916        26,538        24,300

         Diluted earnings (loss) per share
              Continuing operations                           $      0.04   $      0.66   $      0.45   $     (0.13)  $      0.19
              Discontinued operations                                   -             -             -             -             -
                                                              ------------  ------------  ------------  ------------  ------------
                  Net income (loss) per share                 $      0.04   $      0.66   $      0.45   $     (0.13)  $      0.19
                                                              ============  ============  ============  ============  ============

         Weighted average common
            shares outstanding - diluted (000's)                   27,567        27,672        27,435        26,538        25,250

     Cash Flow Data
         Operating activities, net                            $    23,002   $     8,346   $    (1,980)  $    (8,953)  $      (920)
         Investing activities, net                                 (4,205)       (2,871)       (1,614)       (9,330)       (2,418)
         Financing activities, net                                (19,673)       (5,273)        3,074        19,553         3,493
         Exchange rate changes                                         19          (110)           25           (26)           (4)
                                                              ------------  ------------  ------------  ------------  ------------
              Net change in cash and cash equivalents         $      (857)  $        92   $      (495)  $     1,244   $       151
                                                              ============  ============  ============  ============  ============


     Balance Sheet Data
         Working capital                                      $    36,308   $    58,586   $    42,915   $    35,187   $    21,825
         Property and equipment, net                          $     5,983   $     5,744   $     6,472   $     8,725   $     6,861
         Total assets                                         $   110,635   $   152,705   $   119,590   $   106,227   $    75,936
         Long-term debt, net of current portion               $     6,098   $    23,614   $    29,318   $    27,162   $     5,228
         Long-term capital leases, net of current portion     $        51   $       243   $         -   $         -   $         -
         Stockholders' equity                                 $    78,711   $    76,766   $    55,797   $    40,862   $    39,864

Material Events and Uncertainties
---------------------------------

The Company is currently seeking to recover $15.8 million due from South
Louisiana Ethanol ("SLE") relating to work performed in 2007. The Company believes that, given the value of the collateral securing this debt and its collateral position, the amount due is collectible. However, collectability is not assured and failure to collect the amount due could have a negative impact on future earnings which is estimated (based on the current year's tax rate) to be approximately $0.02 cents per share per million of unrecovered exposure. More information relating to the SLE matter is included under "Legal Proceedings."

The Company is currently seeking to recover $3.0 million from Alon USA, LP
("Alon") under a letter agreement entered into on March 13, 2009. Based on information currently available, the Company believes this amount is collectible. However, collectability is not assured and failure to collect the amount due could have a negative impact on future earnings which is estimated
(based on the current year's tax rate) to be approximately $0.06 per share. More information relating to the Alon matter is included under "Legal Proceedings."


ITEM 6.    SELECTED FINANCIAL DATA (continued)

The Company is currently seeking to recover $3.0 million from Bigler, LP
("Bigler") relating to work performed in 2008. Bigler has filed for protection under the United States bankruptcy laws, but the Company believes that, given the value of the collateral securing this debt and its collateral position, the amount due is collectible. However, collectability is not assured and failure to collect the amount due could have a negative impact on future earnings which is estimated (based on the current year's tax rate), to be approximately $0.06 per share. More information relating to the Bigler matter is included under "Legal
Proceedings."

Current Efforts to Mitigate Losses
----------------------------------

The Company will continue to monitor all of the above mentioned proceedings and vigorously defend our position in all legal matters. We will pursue all available remedies to recover its claims.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. Note 17 to the Financial Statements contain segment information.

Overview

Results of Operations

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement, and construction management. The Construction segment provides construction management personnel and services in the areas of inspection, construction, construction management, process plant turnaround management, plant asset management, commissioning and start-up. The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects. The Land segment provides land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to pipeline, utility and other owner/operators of infrastructure facilities throughout the United States and Canada.

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

                                                  Consolidated Results of Operations for the Twelve Months
                                                         Ended December 31, 2009, 2008 and 2007

  For the twelve months ended
       December 31, 2009
     (dollars in thousands)            Engineering  Construction   Automation     Land      Corporate   Consolidated

Revenue before eliminations             $ 139,652    $ 101,808     $  72,418    $  31,958   $    --      $ 345,836
Inter-segment eliminations                   (588)      (1,690)          (96)        --          --         (2,374)
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Revenue                                139,064      100,118        72,322       31,958        --        343,462    100.0%
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Gross profit                            10,448        7,125         8,703        4,777        --         31,053      9.1%
   SG&A                                     6,358        1,834         4,135        2,086      13,614       28,027      8.2%
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Operating income                         4,090        5,291         4,568        2,691     (13,614)       3,026      0.9%
                                        ---------    ---------     ---------    ---------   ---------
   Other income (expense)                                                                                      174      0.1%
   Interest income (expense)                                                                                  (573)    (0.2%)
   Tax provision                                                                                            (1,394)    (0.4%)
                                                                                                         ---------
   Net income                                                                                            $   1,233      0.4%
                                                                                                         =========
Diluted earnings per share                                                                               $    0.04

  For the twelve months ended
       December 31, 2008
     (dollars in thousands)            Engineering  Construction   Automation     Land      Corporate   Consolidated

Revenue before eliminations             $ 252,711    $ 147,714     $  60,372    $  42,540   $    --      $ 503,337
Inter-segment eliminations                 (1,009)      (8,354)         (642)        --          --        (10,005)
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Revenue                                251,702      139,360        59,730       42,540        --        493,332    100.0%
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Gross profit                            38,869       10,452         7,485        7,001        --         63,807     12.9%
   SG&A                                     7,083        2,993         3,741        2,887      15,504       32,208      6.5%
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Operating income                        31,786        7,459         3,744        4,114     (15,504)      31,599      6.4%
                                        ---------    ---------     ---------    ---------   ---------
   Other income (expense)                                                                                       60      0.0%
   Interest income (expense)                                                                                (1,636)    (0.3%)
   Tax provision                                                                                           (11,765)    (2.4%)
                                                                                                         ---------
   Net income                                                                                            $  18,258      3.7%
                                                                                                         =========
Diluted earnings per share                                                                               $    0.66

  Increase/(Decrease) in 2009
   to 2008 Operating Results
     (dollars in thousands)            Engineering  Construction   Automation     Land      Corporate   Consolidated

Revenue before eliminations             $(113,059)   $ (45,906)    $  12,046    $ (10,582)  $    --      $(157,501)
Inter-segment eliminations                    421        6,664           546         --          --          7,631
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Revenue                               (112,638)     (39,242)       12,592      (10,582)       --       (149,870)   (30.4%)
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Gross profit                           (28,421)      (3,327)        1,218       (2,224)       --        (32,754)   (51.3%)
   SG&A                                      (725)      (1,159)          394         (801)     (1,890)      (4,181)   (13.0%)
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Operating income                       (27,696)      (2,168)          824       (1,423)      1,890      (28,573)   (90.4%)
                                        ---------    ---------     ---------    ---------   ---------
   Other income (expense)                                                                                      114    190.0%
   Interest income (expense)                                                                                 1,063     65.0%
   Tax provision                                                                                            10,371    (88.2%)
                                                                                                         ---------
   Net income                                                                                            $ (17,025)   (93.2%)
                                                                                                         =========
Diluted earnings per share                                                                               $   (0.62)



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)


   For the twelve months ended
       December 31, 2007
     (dollars in thousands)            Engineering  Construction   Automation     Land      Corporate   Consolidated

Revenue before eliminations             $ 221,802    $  86,811     $  39,115    $  30,464   $    --      $ 378,192
Inter-segment eliminations                    (15)     (13,601)       (1,349)        --          --        (14,965)
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Revenue                                221,787       73,210        37,766       30,464        --        363,227    100.0%
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Gross profit                            39,966        9,724         3,384        4,543        --         57,617     15.9%
   SG&A                                    11,182        2,591         3,442        2,438      14,638       34,291      9.5%
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Operating income                        28,784        7,133          (58)        2,105     (14,638)      23,326      6.4%
                                        ---------    ---------     ---------    ---------   ---------
   Other income (expense)                                                                                     (139)     0.0%
   Interest income (expense)                                                                                (2,514)    (0.7%)
   Tax provision                                                                                            (8,209)    (2.3%)
                                                                                                         ---------
   Net income                                                                                            $  12,464      3.4%
                                                                                                         =========
Diluted earnings per share                                                                               $    0.45

Increase/(Decrease) in 2008
 to 2007 Operating Results
  (dollars in thousands)               Engineering  Construction   Automation     Land      Corporate   Consolidated

Revenue before eliminations             $  30,909    $  60,903     $  21,257    $  12,076   $    --      $ 125,145
Inter-segment eliminations                   (994)       5,247           707        --           --          4,960
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Revenue                                 29,915       66,150        21,964       12,076        --        130,105     35.8%
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Gross profit                            (1,097)         728         4,101        2,458        --          6,190     10.8%
   SG&A                                    (4,099)         402           299          449         866       (2,083)    (6.1%)
                                        ---------    ---------     ---------    ---------   ---------    ---------
   Operating income                         3,002          326         3,802        2,009        (866)       8,273     35.5%
                                        ---------    ---------     ---------    ---------   ---------
   Other income (expense)                                                                                      199    143.2%
   Interest income (expense)                                                                                   878     34.9%
   Tax provision                                                                                            (3,556)    43.3%
                                                                                                         ---------
   Net income                                                                                            $   5,794     46.5%
                                                                                                         =========
Diluted earnings per share                                                                               $    0.21


OVERALL COMPARISONS
-------------------

Revenue
-------

Of the $149.9 million overall decrease in revenue for the twelve months ended
December 31, 2009, approximately $112.6 million was attributable to our Engineering segment, $39.3 million to our Construction segment and $10.6 million to our Land segment, offset by an increase of $12.6 million in our Automation segment. Of our overall revenue in 2009, $6.7 million, or 2.0% was a result of the incremental revenue contribution from the August 2009 acquisition of PCI
Management and Consulting, and the September 2008 acquisition of Advance Control
Engineering. We had decreases in revenue in 2009 of $29.6 million, or 19.8%, related to material and subcontractor purchases. Revenue also decreased in 2009 as a result of our clients' continued cancellation or delay of scheduled capital projects due to the economy in general, lower energy commodity prices and lower energy processing margins. Our clients are continuing to perform "run and maintain" type smaller projects which focus on work for required maintenance to keep the plant up and running but not on new capital expansions. Competition has also increased greatly for the amount of project work on the market.

Approximately 39% of our revenue growth from 2007 to 2008 was due to additional work created by Hurricane Ike and from a refinery rebuild project. Both of these projects included large amounts of material and subcontractor purchases and were



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

completed by the first quarter of 2009. The balance of the revenue growth from 2007 to 2008 was due to an overall higher level of project activity in the markets we serve and in particular from the increased capital spending in the pipeline area which affected our construction, engineering and land segments.

Gross Profit
------------

The decrease in gross profit as a percentage of revenue in 2009 relative to 2008 was caused by several factors including lower utilization of our billable resources resulting in increased overhead costs to retain employees, increased overhead costs to expand our marketing to new sectors and new clients, increased per-employee costs of benefits and market pressure to renegotiate some of our existing contracts, resulting in lower margins.

The major factor that contributed to lower gross profit margins in 2008 relative to 2007 was an increase of $24.6 million in revenues related to low-margin and pass-through procurement and subcontracted construction revenue. The remaining decline was due to increased work on lower margin services such as pipeline inspection.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

The decrease in operating SG&A expense for the twelve months ended December 31, 2009, as compared to the comparable 2008 period, primarily consisted of decreases in bad debt expense of $1.9 million, $1.3 million in incentive bonus accruals for cancelled or modified plans, $0.2 million in salaries and employee related expenses and $0.4 million in office and marketing expenses, offset by increases of $1.2 million in facilities expense and $0.3 million in depreciation and amortization expense.

The decrease in operating SG&A expense for the twelve months ended December 31, 2008, as compared to the comparable 2007 period, primarily consisted of decreases in bad debt expense of $2.3 million, $0.8 million in salaries and employee related expenses, $0.5 million in depreciation and amortization expense, and $0.1 million in professional services, offset by increases of $0.2 million in facilities expense. In 2007, the bad debt expense increased due to the creation of the reserve on the notes receivable for the SLE project and amortization increased by $432,000 due to the goodwill impairment in the Automation segment. In 2007, we also realized a gain of $484,000 from the sale of our building in Baton Rouge. Even though we did not have the significant increase in bad debt due to the SLE project in 2008, we did have increased amounts of general bad debt expense due to the economic instability that has caused some customers to file bankruptcy or to otherwise be unable to pay.

The decrease in corporate SG&A expense for the twelve months ended December 31, 2009, as compared to the comparable 2008 period, was primarily the result of decreases of $1.0 million in incentive bonus accruals for cancelled or modified plans, $0.6 million in salaries and employee related expenses, $0.5 million in stock compensation expense and $0.2 million in depreciation and amortization expense, offset by increases of $0.2 million in facilities expenses and $0.2 million in office expenses. As a percentage of revenue, all other SG&A expense increased to 4.0% for the twelve months ended December 31, 2009, from 3.2% for the comparable prior year period.

The increase in corporate SG&A expense for the twelve months ended December 31, 2008, as compared to the comparable period in 2007, was primarily the result of increases of $0.7 million in salaries and employee-related expenses, $0.2 million in facilities expense, $0.1 million in professional services for items such as Sarbanes-Oxley ("SOX") compliance and professional consulting services, and $0.2 million in amortization and depreciation expense. These increases were offset by a decrease in stock compensation expense of $0.3 million. As a percentage of revenue, corporate SG&A decreased from 4.0% in 2007 to 3.2% in 2008.

Operating Profit
----------------

The decrease in operating income for the twelve months ended December 31, 2009, as compared to the comparable 2008 period, was attributable to lower revenue levels as well as increased costs for both new sales efforts and maintaining core employees at a time when the Company had fewer projects. These increased costs contributed to lower operating income as a percentage of revenue as well as decreased contract margins in response to market pressures.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

The increase in operating income for the twelve months ended December 31, 2008, as compared to the comparable 2007 period, was primarily the result of higher levels of project activity in the markets we serve, along with savings in SG&A.

Other Income (Expense)
----------------------

Other income in 2009 mainly consisted of $315,000 from insurance proceeds related to Hurricane Ike offset by expense of $145,000 in losses from an investment in a Costa Rican company. Other income for the same period in 2008 mainly consisted of an $84,000 gain on the sale of land not related to operations, $55,000 of reimbursements for surplus of government tax funds, offset by expense of $56,000 in investment losses and $18,000 in tax penalties.
Other income in 2007 was derived mainly from a loss of $104,000 on the sale of assets from the closing of our Dallas office.

Interest Income (Expense)
-------------------------

Interest expense decreased between 2009 and 2008 and between 2008 and 2007 due to the lower balances on our line of credit and a favorable LIBOR rate option in our Credit Agreement.

Net Income
----------

As a result of changes detailed above, Net Income decreased $17.1 million to $1.2 million in 2009 from $18.3 million in 2008, decreasing as a percentage of total revenue from 3.7% in 2008 to 0.4% in 2009. Net Income increased $5.8 million to $18.3 million in 2008 from $12.5 million in 2007, increasing as a percentage of total revenue from 3.4% in 2007 to 3.7% in 2008.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

2009 Compared to 2008 and 2008 Compared to 2007

Engineering Segment:
                                                                     Twelve Months Ended
                                                                         December 31,
                                               ------------------------------------------------------------------
                                                     2009                    2008             Increase/(Decrease)
                                               -----------------       -----------------      -------------------
                                                                    (dollars in thousands)

Revenue before eliminations                    $ 139,652               $ 252,711              $(113,059)
Inter-segment eliminations                          (588)                 (1,009)                   421
                                               ---------               ---------              ---------
     Total revenue                             $ 139,064               $ 251,702              $(112,638)
                                               =========               =========              =========

     Detailed revenue:
         Detail-design                         $  92,000    66.2%      $ 168,079   66.8%      $ (76,079)   (45.3%)
         Field services                           42,879    30.8%         50,647   20.1%         (7,768)   (15.3%)
         Procurement services                        399     0.3%         30,038   11.9%        (29,639)   (98.7%)
         Fixed-price                               3,786     2.7%          2,938    1.2%            848     28.9%
                                               ---------               ---------              ---------
     Total revenue:                            $ 139,064   100.0%      $ 251,702  100.0%      $(112,638)   (44.8%)

     Gross profit:                                10,448     7.5%         38,869   15.4%        (28,421)   (73.1%)

     Operating SG&A expense:                       6,358     4.6%          7,083    2.8%           (725)   (10.2%)
                                               ---------               ---------              ---------

     Operating income:                         $   4,090     2.9%      $  31,786   12.6%      $ (27,696)   (87.1%)
                                               =========               =========              =========


                                                                     Twelve Months Ended
                                                                         December 31,
                                               ------------------------------------------------------------------
                                                     2008                    2007             Increase/(Decrease)
                                               -----------------       ----------------       -------------------
                                                                    (dollars in thousands)

Revenue before eliminations                    $ 252,711               $ 221,802              $  30,909
Inter-segment eliminations                        (1,009)                    (15)                  (994)
                                               ---------               ---------              ---------
     Total revenue                             $ 251,702               $ 221,787              $  29,915
                                               =========               =========              =========

     Detailed revenue:
         Detail-design                         $ 168,079    66.8%      $ 132,210   59.6%      $  35,869     27.1%
         Field services                           50,647    20.1%         56,379   25.4%         (5,732)   (10.2%)
         Procurement services                     30,038    11.9%         16,011    7.2%         14,027     87.6%
         Fixed-price                               2,938     1.2%         17,187    7.8%        (14,249)   (82.9%)
                                               ---------               ---------              ---------
     Total revenue:                            $ 251,702   100.0%      $ 221,787  100.0%      $  29,915     13.5%

     Gross profit:                                38,869    15.4%         39,966   18.0%         (1,097)    (2.7%)

     Operating SG&A expense:                       7,083     2.8%         11,182    5.0%         (4,099)   (36.7%)
                                               ---------               ---------              ---------

     Operating income:                         $  31,786    12.6%      $  28,784   13.0%      $   3,002     10.4%
                                               =========               =========              =========




ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

Revenue
-------

Engineering revenue accounted for 40.5% of our total revenue for 2009. Our
Engineering segment has been significantly affected by the current economic conditions. Many of our clients have delayed or canceled scheduled capital projects due to the economy in general and lower energy commodity prices, as well as lower energy processing margins. Our clients are continuing to perform maintenance ("run and maintain") projects which are smaller than many of the other projects we have historically been involved in. Competition has increased greatly for the amount of project work on the market. Although some of our clients have chosen different vendors, we still have a base of significant clients who continue to award projects to us. We are also focusing on increased marketing efforts not only to expand our opportunities in the domestic chemical, refining and pipeline sectors, but to also expand into other markets within the energy and infrastructure sector. Renewable energy and applying Engineering's capabilities on international projects appear to be areas of potential growth.
The Engineering segment's estimated backlog at December 31, 2009 was $100.4 million.

The increase in engineering revenue in 2008, as compared to 2007, was primarily brought about by increased midstream and downstream capital spending in the energy industry. Refining related activity was particularly strong, including projects to satisfy environmental mandates, expand existing facilities and utilize heavier sour crude. Capital spending in the pipeline area also trended higher.

Our detail design services have been affected the most by the current economy.
After a 27.1% increase from 2007 to 2008, these revenues decreased in 2009 by 45.3%. The decrease in 2009 is mainly due to decreased demand for engineering and related professional services for energy related projects. We have also been affected by delayed or cancelled capital project work by clients in reaction to the current economy. In 2008, the increase was mainly due to a refinery rebuild project.

Our field services revenues decreased by 10.2% from 2007 to 2008 and again by 15.3% from 2008 to 2009 due to general decreases in demand from our existing customers for in-plant resources. We are beginning to see some new opportunities for growth in this area and are exploring the possibility of acquiring new clients.

Revenue from procurement services decreased 98.7% in 2009 but had increased by 87.6% in 2008. Both the significant decrease in 2009 and increase in 2008 is primarily related to a large project to rebuild a client facility which was completed in 2008. The level of procurement services varies over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services.

Fixed-price revenues increased 28.9% in 2009, as compared to 2008, but had decreased 82.9% in 2008, as compared with 2007. The decrease in 2008 was the result of the Company's decision to be more selective in the fixed-price contracts it undertakes due to the risk of loss if the contract costs are not estimated accurately. However, due to the current economy, more clients are requesting work to be performed on a fixed-price basis to control their costs and shift risk to their contractors.

Gross Profit
------------

Our Engineering segment's total gross profit decreased 73.1% in 2009, as compared with 2008, and decreased 2.7% in 2008, as compared with 2007. Of the overall decrease in gross profit for 2009, $11.0 million was attributable to increased costs, while decreased revenues contributed to $17.4 million of the overall decrease. As a percentage of the Engineering revenue, the Engineering segment's gross profit decreased from 18.0% in 2007 to 15.4% in 2008 and to 7.5% in 2009. The decrease in 2009 is partially the result of clients' awarding new work based on competitive bidding, resulting in lower margins. These lower margins along with increased per employee costs of benefits accounted for 3.4% of the overall decrease in gross profit percentage. In response to the decrease in work, we have decreased our number of employees. However, realization of the cost savings associated with reducing our workforce lags a period of increased overhead costs associated with employees being removed from projects and being carried as non-billable employees prior to termination. The additional costs of carrying these extra employees accounts for 4.5% of the overall gross profit percentage decline.



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

The decrease in total gross profit percentages for 2008 was due to the increase in low margin procurement services revenue. We earn a lower margin on procurement services than we earn on our core engineering services. For example, procurement services for 2008 produced a 7.6% gross profit margin, whereas core engineering services produced a gross profit margin of 20.7%. If the Company's business shifts away from predominantly engineering projects to EPC projects which include material procurement and construction responsibility, engineering gross profit as a percentage of revenue will be negatively impacted. This shift would precipitate lower gross profit because higher cost-plus margins on engineering labor, recognized during the period in which it was earned, would be combined with the lower margins on procurement services and construction subcontractor charges and recorded throughout the duration of the projects. In addition, if our business shifts more to fixed-price work, our risk assessment and project management tools will be critical to our continued successful operations.

Operating Selling, General and Administrative ("SG&A") Expenses
---------------------------------------------------------------

The decrease in the Engineering segment's SG&A expense in 2009 from 2008 was mainly attributable to decreases of $1.3 million in bad debt expense, $0.2 million in professional expenses, $0.2 million in office expenses and $0.1 million in salaries and employee related expenses, offset by increases of $0.9 million in facilities expenses and $0.1 million in depreciation and amortization expenses. The decrease in the Engineering segment's SG&A expenses in 2008 from 2007 was a result of decreases of $3.1 million in bad debt expense almost entirely related to the creation of the reserve against the SLE notes receivable in 2007. Also, amortization and depreciation decreased $0.2 million, salaries and related employee expenses decreased $1.2 million, and we realized a gain of $484,000 from the sale of our building in Baton Rouge.

Operating Income
----------------

Of the overall decrease in the Engineering segment's operating income for 2009 stated as a percent of revenues, 3.4 percentage points of change was due to lower margin work because of client pressures for competitive bidding, 4.5 percentage points of change was due to the costs of carrying under-utilized employees and 1.8 percentage points of change was due to increased SG&A expenses.

Of the overall decrease in the Engineering segment's operating income for 2008 stated as a percent of revenues, 1.7 percentage points of change was due to lower margin procurement work, 0.9 percentage points of change was due to the additional costs of proposal work, offset by 2.2 percentage points of change due to decreased SG&A expenses.




ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

Construction Segment:
                                                                               Twelve Months Ended
                                                                                  December 31,
                                                  --------------------------------------------------------------------------
                                                           2009                       2008              Increase/(Decrease)
                                                  ----------------------     ----------------------    ---------------------
                                                                             (dollars in thousands)

          Revenue before eliminations              $    101,808              $    147,714              $    (45,906)
          Inter-segment eliminations                     (1,690)                   (8,354)                    6,664
                                                   ------------              ------------              ------------
               Total revenue                       $    100,118              $    139,360              $    (39,242)
                                                   ============              ============              ============

               Detailed revenue:
                   Inspection                      $     85,507    85.4%     $    125,731     90.2%    $    (40,224)   (32.0%)
                   Construction services                 14,611    14.6%           13,629      9.8%             982      7.2%
                                                  ------------               ------------              ------------
               Total revenue:                      $    100,118   100.0%     $    139,360    100.0%    $    (39,242)   (28.2%)

               Gross profit:                              7,125     7.1%           10,452      7.5%          (3,327)   (31.8%)

               Operating SG&A expense:                    1,834     1.8%            2,993      2.1%          (1,159)   (38.7%)
                                                   ------------              ------------              ------------

               Operating income:                   $      5,291     5.3%     $      7,459      5.4%    $     (2,168)   (29.1%)
                                                   ============              ============              ============


                                                                               Twelve Months Ended
                                                                                  December 31,
                                                  --------------------------------------------------------------------------
                                                           2008                       2007              Increase/(Decrease)
                                                  ----------------------     ----------------------    ---------------------
                                                                             (dollars in thousands)

          Revenue before eliminations              $    147,714              $     86,811              $     60,903
          Inter-segment eliminations                     (8,354)                  (13,601)                    5,247
                                                   ------------              ------------              ------------
               Total revenue                       $    139,360              $     73,210              $     66,150
                                                   ============              ============              ============

               Detailed revenue:
                   Inspection                      $    125,731    90.2%     $     60,430     82.5%    $     65,301    108.1%
                   Construction services                 13,629     9.8%           12,780     17.5%             849      6.7%
                                                   ------------              ------------              ------------
               Total revenue:                      $    139,360   100.0%     $     73,210    100.0%    $     66,150     90.4%

               Gross profit:                             10,452     7.5%            9,724     13.3%             728      7.5%

               Operating SG&A expense:                    2,993     2.1%            2,591      3.5%             402     15.5%
                                                   ------------              ------------              ------------

               Operating income:                   $      7,459     5.4%     $      7,133      9.8%    $        326      4.6%
                                                   ============              ============              ============


On August 14, 2009, the Construction segment purchased the consulting operations of PCI Management and Consulting (PCI). PCI provides consulting and project management services specializing in projects relating to the generation, transmission and distribution of energy. These services complement the other services provided by our Construction segment and we anticipate that PCI's location, in the Chicago, Illinois area, will allow us to expand the Construction segment's service territory and that PCI will produce EPC power project opportunities for the Company.



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

As a result of the acquisition, ENGlobal expects to offer expanded services in the Chicago and surrounding areas. Results of operations are included in the construction segment beginning August 15, 2009.

Revenue
-------

The Construction segment contributed 29.1% of our total revenue for 2009. Our
Construction segment has been adversely affected by the current economic conditions. As a result of the lower commodity prices, narrowing of energy processing margins and a difficult project financing environment, the Construction segment's clients have chosen to defer and cancel significant capital projects and reduce maintenance spending. These factors have contributed to our decrease in revenues for 2009. Increased capital spending in the pipeline area in 2008, particularly in inspection services, contributed to the overall increase in revenues for 2008.

The Construction segment's estimated backlog at December 31, 2009 was $71.4 million but the backlog and previously anticipated growth expected for pipeline and OSHA plant inspections, as well as plant turnaround and construction management support projects and high-tech maintenance services, may be negatively impacted by current economic conditions.

The revenue from this segment comes entirely from field services that are not typically limited to one project. The Company's past experience with this activity is that the term of these assignments on average spans multiple projects and multiple years.

Gross Income
------------

Of the overall decrease in our Construction segment's gross profit for 2009, $0.4 million was attributable to increased costs, while decreased revenues contributed to $2.9 million of the overall decrease. The decrease in gross profit is primarily attributable to the overall decrease in available work and increased overhead costs incurred in connection with our efforts to win new work. Competitive pressures to lower margins has also contributed to the decrease in gross profit as well as increased employee related costs.

Gross profit as a percentage of the Construction segment's revenue decreased in 2008 while revenues increased significantly due to the changing mix of work being performed in this segment. The main increase in work was in pipeline inspection related revenues which typically carry lower margins than our other revenues.

Operating Selling, General and Administrative ("SG&A") Expenses
---------------------------------------------------------------

The overall decrease in our Construction segment's SG&A expense for 2009 was mainly attributable to decreases of $225,000 in bad debt expense, $801,000 in incentive bonus accruals for cancelled or modified plans and $136,000 in depreciation and amortization expenses.

The overall increase in our Construction segment's SG&A expense for 2008 was mainly due to increases in salaries and related employee expenses of $239,000, amortization and depreciation expense of $128,000 and allowances for bad debt of $174,000. These increases were offset by savings of $120,000 in professional services and $24,000 in facilities expense.

Operating Income
----------------

The overall decrease in our Construction segment's operating income for 2009 was primarily attributable to the increased direct and indirect costs of approximately 0.4%, offset by a savings in SG&A expenses of 0.3%.

The overall decrease in our Construction segment's operating income for 2008 was primarily attributable to the lower margin pipeline work of approximately 5.8%, offset by a savings in SG&A expenses of 1.4%.




ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

Automation Segment:
                                                                        Twelve Months Ended
                                                                            December 31,
                                              ------------------------------------------------------------------------
                                                      2009                      2008             Increase/(Decrease)
                                              ---------------------    ----------------------   ----------------------
                                                                       (dollars in thousands)

     Revenue before eliminations              $     72,418             $     60,372             $      12,046
     Inter-segment eliminations                        (96)                    (642)                      546
                                              ------------             ------------             -------------
          Total revenue                       $     72,322             $     59,730             $      12,592
                                              ============             ============             =============

          Detailed revenue:
              Fabrication                     $     35,792    49.5%    $     28,266     47.3%   $       7,526     26.6%
              Non-fabrication                       36,530    50.5%          31,464     52.7%           5,066     16.1%
                                              ------------             ------------             -------------
          Total revenue:                      $     72,322   100.0%    $     59,730    100.0%   $      12,592     21.1%

          Gross profit:                              8,703    12.0%           7,485     12.6%           1,218     16.3%

          Operating SG&A expense:                    4,135     5.7%           3,741      6.3%             394     10.5%
                                              ------------             ------------             -------------

          Operating income:                   $      4,568     6.3%    $      3,744      6.3%   $         824     22.0%
                                              ============             ============             =============


                                                                        Twelve Months Ended
                                                                            December 31,
                                              ------------------------------------------------------------------------
                                                      2008                      2007             Increase/(Decrease)
                                              ---------------------    ----------------------   ----------------------
                                                                       (dollars in thousands)

     Revenue before eliminations              $     60,372             $     39,115             $      21,257
     Inter-segment eliminations                       (642)                  (1,349)                      707
                                              ------------             ------------             -------------
          Total revenue                       $     59,730             $     37,766             $      21,964
                                              ============             ============             =============

          Detailed revenue:
              Fabrication                     $     28,266    47.3%    $     22,814     60.4%   $       5,452     23.9%
              Non-fabrication                       31,464    52.7%          14,952     39.6%          16,512    110.4%
                                              ------------             ------------             -------------
          Total revenue:                      $     59,730   100.0%    $     37,766    100.0%   $      21,964     58.2%

          Gross profit:                              7,485    12.6%           3,384      9.0%           4,101    121.2%

          Operating SG&A expense:                    3,741     6.3%           3,442      9.1%             299      8.7%
                                              ------------             ------------             -------------

          Operating income:                   $      3,744     6.3%    $        (58)    (0.1%)  $       3,802   6555.2%
                                              ============             ============             =============

Revenue
-------

The Automation segment contributed 21.1% of our total revenue for the year. Of the overall increase in our Automation segment's revenue from 2008 to 2009, approximately $5.6 million was derived from non-fabrication services that we were able to provide as a result of the September 2008 acquisition of Advanced
Control Engineering LLC. This acquisition also allowed the Automation segment to expand its geographic reach and customer base to include specialty chemicals and pulp and paper markets. The remainder of the 2009 increase is due to new work acquired as a result of our increased sales effort. Unlike our other segments, our Automation segment is currently benefiting from greater capital spending on international downstream projects.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

Of the overall increase in our Automation segment's revenue from 2007 to 2008, approximately $8.9 million was a result of the Hurricane Ike rebuilding project.

The Automation segment's estimated backlog at December 31, 2009 was $22.5 million, but the backlog could be negatively impacted by the current and possible future economic conditions.

Gross Profit
------------

The overall increase in our Automation segment's gross profit from 2008 to 2009 is entirely attributable to increased revenues. Of the total gross profit percentage decrease, 0.3 percentage points were attributable to indirect costs associated with salaries and employee related expenses as a percentage of revenue being higher than the comparable prior year period, while the remainder of the decrease is due to higher direct costs, as a percentage of revenue.

Of the total gross profit percentage increase from 2007 to 2008, 2.0 percentage points were attributable to indirect costs associated with salaries and employee related expenses as a percentage of revenue being lower than the comparable prior year period, while the remainder of the increase is due to lower direct costs, as a percentage of revenue, associated with more efficiently managing projects. In 2007, an unanticipated shortage of available experienced labor caused an increase in labor hourly rates.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

The overall increase in our Automation segment's SG&A expense from 2008 to 2009 was attributable to increases of $327,000 in depreciation and amortization expenses, $298,000 in facilities expenses due to the relocation of the Houston manufacturing facility, $119,000 in salaries and employee related expenses and the remainder in professional services expense offset by savings in bad debt of $439,000.

The overall increase in our Automation segment's SG&A expense from 2007 to 2008 was mainly due to increases in allowances for bad debt of $452,000, facilities expense of $138,000 and stock compensation expense of $129,000. These increases were offset by savings in amortization and depreciation expense of $365,000 due to the goodwill impairment of $432,000 that was taken in 2007. In 2008, $100,000 of amortization was recorded in connection with the intangible assets created from the acquisition of Advance Control Engineering, LLC and additional savings of $61,000 was recognized in professional services.

Operating Income
----------------

The overall increases in our Automation segment's operating income for both 2009 and 2008 are mainly due to the increased levels of work along with the better project management.







ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

Land Segment:
                                                                        Twelve Months Ended
                                                                            December 31,
                                              -------------------------------------------------------------------------
                                                      2009                      2008              Increase/(Decrease)
                                              --------------------     ----------------------   -----------------------
                                                                       (dollars in thousands)

     Revenue before eliminations              $     31,958             $     42,540             $     (10,582)
     Inter-segment eliminations                          -                        -                         -
                                              ------------             ------------             -------------
          Total revenue                       $     31,958   100.0%    $     42,540    100.0%   $     (10,582)  (24.9%)
                                              ============             ============             =============

          Gross profit:                              4,777    14.9%           7,001     16.5%          (2,224)  (31.8%)

          Operating SG&A expense:                    2,086     6.5%           2,887      6.8%            (801)  (27.7%)
                                              ------------             ------------             -------------

          Operating income:                   $      2,691     8.4%    $      4,114      9.7%   $      (1,423)  (34.6%)
                                              ============             ============             =============


                                                                        Twelve Months Ended
                                                                            December 31,
                                              -------------------------------------------------------------------------
                                                      2008                      2007              Increase/(Decrease)
                                              --------------------    -----------------------   -----------------------
                                                                       (dollars in thousands)

     Revenue before eliminations              $     42,540             $     30,464             $      12,076
     Inter-segment eliminations                          -                        -                         -
                                              ------------             ------------             -------------
          Total revenue                       $     42,540   100.0%    $     30,464    100.0%   $      12,076    39.6%
                                              ============             ============             =============

          Gross profit:                              7,001    16.5%           4,543     14.9%           2,458    54.1%

          Operating SG&A expense:                    2,887     6.8%           2,438      8.0%             449    18.4%
                                              ------------             ------------             -------------

          Operating income:                   $      4,114     9.7%    $      2,105      6.9%   $       2,009    95.4%
                                              ============             ============             =============

Revenue
-------

The Land segment contributed 9.3% of our total revenues for 2009. The overall decrease in our Land segment's revenue from 2008 to 2009 was primarily attributable to clients delaying capital projects and competitive pricing pressures as a result of the economic downturn.

In 2008, a general increase in capital spending by our clients contributed to the increase in Land segment revenue as compared to its 2007 revenue. We were also able to increase our client base in 2008.

The Land segment's estimated backlog at December 31, 2009 was $32.7 million.
However, the backlog may be negatively impacted by current and possible future economic conditions.

Gross Profit
------------

Due to current economic conditions, we are experiencing client demands for lower costs. As a result, some of our contracts provide lower margins than we have earned in the past. This trend is adversely affecting gross profit in our Land segment.

                                       42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Of the overall decrease in our Land segment's gross profit from 2008 to 2009, $0.5 million was attributable to increased costs, while decreased revenues contributed to $1.7 million of the decrease. Lower margins resulting from competitive pressures account for approximately 0.6% of the gross profit decrease. The remaining 1.0% decrease is attributable to increased non-billable and indirect costs associated with compensating employees who are between projects.

The overall increase in gross profit from 2007 to 2008 is attributed to the ability to renegotiate our existing contracts to cover our increased costs. Also, as a percent of revenue, gross profit increased by 1.6% from 14.9% in 2007 to 16.5% in 2008.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

The overall decrease in our Land segment's SG&A expense for 2009 was attributable to decreases of $205,000 in marketing expenses, $628,000 in incentive bonus accruals for cancelled or modified plans and $117,000 in salaries and employee related expenses offset by an increase in bad debt expense of $141,000.

The overall increase in our Land segment's SG&A expense for 2008 was primarily due to increases of $227,000 in salaries and related employee expenses, $100,000 in allowance for bad debt, and $80,000 in marketing expenses with the remainder of the increase occurring in facilities, professional and insurance expense.

Operating Income
----------------

The overall $1.4 million decrease in our Land segment's operating income for 2009, as compared to 2008, was due to the delayed and canceled work as well as increased costs due to competitive pressures.

The overall $2.0 million increase in our Land segment's operating income for 2008, as compared to 2007, was due to the increased sales volume as well as better negotiations on contract terms.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at December 31, 2009 was borrowings under our senior revolving credit facility with Wells Fargo Bank, discussed under "Senior Revolving Credit Facility" below (the "Wells Fargo Credit Facility"). Cash on hand at December 31, 2009 totaled $143,000 and availability under the Wells Fargo Credit Facility totaled $18.4 million resulting in total liquidity of $18.5 million. We believe that we have sufficient available cash required for operations for the next 12 months. However, cash and the availability of cash could be materially restricted if:

     (i) revenues decline as a result of the decline in the price of oil or other economic factors,
     (ii) amounts billed are not collected or are not collected in a timely manner,
     (iii)     circumstances prevent the timely internal processing of invoices,
     (iv) project mix shifts from cost-reimbursable to fixed-price contracts during significant periods of growth,
     (v)       the Company loses one or more of its major customers,
     (vi)      the Company experiences cost overruns on fixed-price contracts,
     (vii) our client mix shifts from our historical owner-operator client base to more developer based clients,
     (viii)    future acquisitions are not integrated timely, or
     (ix) we are not able to meet the covenants of the Wells Fargo Credit Facility.

If any such event occurs, we would be forced to consider alternative financing options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows from Operating Activities

Operating activities provided $23.0 million and $8.4 million in net cash in 2009 and 2008 respectively but required the use of $2.0 million in net cash in 2007. For the year ended December 31, 2009, the changes in working capital were primarily due to the decreased trade receivables of $48.3 million, decreased accounts payable of $10.6 million and decreased accrued compensation and benefits of $12.9 million. The decrease in trade receivables was primarily the result of an overall decline in operating activity. Our days sales outstanding has decreased from 64 days for the twelve month period ended December 31, 2008 to 55 days for the twelve month period ended December 31, 2009. In June 2009, $4.9 million of accounts receivable were reclassified to a current note receivable based upon a letter agreement with a significant client. Therefore, the remaining amount on the current note receivable of $3.0 million is no longer included in our days sales outstanding calculation. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers. The decrease in accounts payable was primarily the result of payouts of vendor and subcontractor charges incurred by our Automation segment due to the increased activity during the three months ended December 31, 2008, payments of $2.7 million in subcontractor obligations related to a note receivable and the overall decline in operating activity. The decrease in accrued compensation and benefits was primarily due to timing of bi-weekly payroll.

In 2007, the note receivable re-classification on the SLE project was related to the client's obligation in the principal amount of $12.3 million.

Cash Flows from Investing Activities

Investing activities used cash totaling $4.2 million in 2009, compared to $2.9 million in 2008 and $1.6 million in 2007. In 2009, investing activities were primarily used for capital additions and the investment made to acquire the operations of PCI. In 2008, investing activities were primarily used for capital additions and the investment made to acquire ACE. In 2007, our investing activities consisted of capital additions primarily for computers and technical software applications.

Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software, and equipment, such as upgrades to computers. The Wells Fargo Credit Facility discussed under "Senior Revolving Credit Facility" below limits annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities used cash totaling $19.7 million and $5.3 million in 2009 and 2008, respectively, but provided cash totaling $3.1 million in 2007. During 2009, our primary financing mechanism was our line of credit under the Comerica Credit Facility. The line of credit was used principally to finance working capital requirements. During 2009, our borrowings on the line of credit were $92.8 million in the aggregate, and we repaid an aggregate of $115.4 million on our short-term and long-term bank and other debt. During 2008, our borrowings on the line of credit were $296.0 million in the aggregate, and we repaid an aggregate of $301.3 million on our short-term and long-term bank and other debt. On December 29, 2009, the Comerica Credit Facility was replaced by the Wells Fargo Credit Facility. Our borrowings on the new line of credit were $6.0 million in the aggregate for 2009.

We anticipate that future cash flows from financing activities will be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations, obligations and payments received on accounts receivable. We estimate that payments on long-term debt, including interest for the coming year, will be $1.2 million.

Senior Revolving Credit Facility

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. During December 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provides a twenty-eight month, $25 million senior secured revolving credit facility ("Wells

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fargo Credit Facility"). The Wells Fargo Credit Facility is guaranteed by substantially all of Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Wells Fargo as senior to all other debt. The Wells Fargo Facility replaced a $50 million senior revolving credit facility with Comerica Bank that would have expired in August 2010. The outstanding balance on the Wells Fargo Credit Facility as of December 31, 2009 was $6.0 million at a fluctuating rate per terms of the Wells Fargo Credit Facility. The remaining borrowings available under the Wells Fargo Credit Facility as of December 31, 2009 were $18.4 million after consideration of loan covenant restrictions.

At the Company's option, amounts borrowed under the Wells Fargo Credit Facility will bear interest at either a fluctuating rate per annum two percent (2%) above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum determined by Wells Fargo to be two percent (2%) above LIBOR in effect on the first day of an applicable fixed rate term. The Wells Fargo Credit Facility includes a commitment fee of 30 basis points for the unused portion of the $25 million credit facility.

At any time any portion of the debt under the Wells Fargo Credit Facility bears interest determined in relation to LIBOR for a Fixed Rate Term, it may be continued by the Company at the end of the Fixed Rate Term applicable thereto so that all or a portion thereof bears interest determined in relation to the Daily One Month LIBOR Rate or to LIBOR for a new Fixed Rate Term designated by the Company.

The Company's Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

     o Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00;
     o    Asset Coverage Ratio not less than 2.00 to 1.00; and
     o    Fixed Charge Coverage Ratio not less than 1.75 to 1.00;

"Total Liabilities" is defined as the aggregate of current liabilities and non-current liabilities. "Tangible Net Worth" is defined as the aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. "Asset Coverage Ratio" is defined as accounts receivable divided by revolver balance. "Fixed Charge Coverage Ratio" is determined on a rolling four-quarter basis and is defined as EBITDA minus cash taxes, divided by interest expense, plus the current maturity of long term debt, where EBITDA is net income, plus interest expense, plus income taxes, plus depreciation and amortization, plus stock compensation expense.

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2009. During the previous quarterly reporting period our Total Liabilities to Tangible Net Worth Ratio ranged from 1.07 to 0.61; our Asset Coverage Ratio ranged from 3.76 to 8.45; and our Fixed Charge Ratio ranged from
8.47 to 2.91. During the twelve month period ended December 31, 2009 we expended or committed approximately 92%, or $3.2 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. Our office expansion in Beaumont and the relocation of our manufacturing facility in Houston account for $1.1 million and $1.6 million respectively in leasehold and equipment costs. The $0.5 million balance of our capital expenditures for the twelve month period has been for normal operating requirements including office furniture, computers, software and vehicles.

For the quarterly period ended December 31, 2009 our Total Liabilities to Tangible Net Worth Ratio and Asset Coverage Ratio covenant levels improved over their respective average ratios for the three previous quarterly periods. The Company's Fixed Charge Coverage Ratio for the quarterly period ended December 31, 2009 declined 53% from the average ratio of the three previous quarterly periods.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investments, guaranties, restrictions on certain distributions and pledges of assets. The Company was in compliance with all covenants under the Wells Fargo Credit Facility as of December 31, 2009.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (continued)

Letters of Credit

As of December 31, 2009, the Company had outstanding letters of credit totaling
$611,000 primarily to cover self-insured deductibles under both our general liability and workers' compensation insurance policies.

Long-term Debt

Our total long-term debt outstanding on December 31, 2009 was $7.2 million (see
Note 10 to Consolidated Financial Statements), a decrease from $25.7 million as of December 31, 2008.

The following table summarizes our contractual obligations as of December 31, 2009:

                                                        Payments Due by Period
                                       ---------------------------------------------------------
                                                                               2014 and
                                         2010      2011      2012       2013  thereafter  Total
                                       -------   -------   -------   -------  ---------- -------
                                                            (in thousands)
                                       ---------------------------------------------------------
  Long-term debt                       $   874   $    96   $ 6,000   $         $         $ 6,970
  Capital Lease                            190        53                                     243
  Contractual interest
    and discount on certain notes(1)       178       140        45                           363
                                       -------   -------   -------   -------   -------   -------
  Subtotal long-term debt                1,242       289     6,045                         7,576
  Operating leases                       5,583     4,539     3,022     1,553     5,227    19,924
                                       -------   -------   -------   -------   -------   -------
  Total contractual cash obligations   $ 6,825   $ 4,828   $ 9,067   $ 1,553   $ 5,227   $27,500
                                       =======   =======   =======   =======   =======   =======


  (1)Future interest consists primarily of interest on the line of credit under the Wells Fargo Credit Facility. The rate applicable to debt outstanding at December 31, 2009 was 2.25% and fluctuates with the prime rate. Interest and discount rates on the remainder of the Company's notes payable vary from 2.38% to 6.25%, with the weighted average being 3.28% at December 31, 2009.

2009 Non-Cash Transactions

In 2009, non-cash transactions included $0.2 million discounted notes payable in connection with the acquisition of PCI's operations. In 2008, non-cash transactions included $1.9 million discounted notes payable issued in connection with the acquisition of ACE. In 2007, non-cash transactions included a $1.5 million note receivable issued upon the sale of a building the Company owned in Baton Rouge, Louisiana and a note receivable in the principal amount of $12.3 million issued to South Louisiana Ethanol ("SLE") and evidenced by a hand note.
To see details of the hand note, see Exhibits 10.19, 10.20 and 10.21 filed with the 2007 10-K. We also acquired insurance with notes payable of $1.6 million and $1.2 million in 2008 and 2007, respectively.

Derivative Financial Instruments

We do not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

Long-term Notes Receivable

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

                                       46

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

In August 2009, SLE filed for Chapter 11 protection in the U.S. Bankruptcy Court in New Orleans. Due to the ongoing discovery and analysis currently in process on our SLE litigation we cannot yet determine the actual proceeds that would be generated for ENGlobal when the courts determine the status of each asset and the relative lien priorities of SLE's creditor's, and then such assets are sold. However, at this time management believes that, given the Company's lien position as documented in public records, the value of the collateral will cover the current balance sheet exposure. Any additional charge, or negative determination by the courts, could have a negative impact on future earnings estimated at 2.1 cents per share per million of un-recovered exposure as a result of a non-cash charge to operations. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.

The Company will continue to evaluate the SLE situation and, if required in the future, make adjustments to the reserve as necessary to remain in compliance with generally accepted accounting principles.

On March 13, 2009, the Company entered into a letter agreement (the "letter agreement") with Alon USA, LP ("Alon") resolving the payment of due and past due accounts receivable invoices in the aggregate amount of $6.8 million. The principal terms of the letter agreement include the recovery of amounts due in monthly payments beginning in March 2009 and ending with final payment in December 2009. The $6.8 million payment plan included $4.6 million in subcontractor obligations which are included in our Accounts Payable balances. The Company received all scheduled payments from March 2009 through September 2009, but did not receive the full amount of the scheduled $800,000 monthly payment due on October 20, 2009, nor did the Company receive what would have been the final payments scheduled per the letter agreement during the months of November and December. Instead, Alon notified the Company that it had a claim against the Company relating to a separate, completed project, in the amount of the balance due under the letter agreement and further, that it was offsetting the amount of its claim against the amount it owed the Company under the letter agreement. As of December 31, 2009, the Company's note and its subcontractor obligations were $3.0 million and $2.0 million respectively. The Company had previously filed a materialman's and mechanic's lien on February 13, 2009, from the facts determinable at present, we believe all amounts are collectible but, due to the legal claim, we have reclassified this note from current to long-term.

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

The Company has no off-balance sheet financing arrangements.

Income Tax Provision

On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues," which is now codified under ASC 740, Income Taxes. This standard provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under ASC 740, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. This interpretation also revises the disclosure requirements and was adopted by the Company effective as of January 1, 2007. There are currently no material tax positions identified as uncertain for the Company or its subsidiaries.

We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of December 31, 2009, we have not recognized interest or penalties relating to any uncertain tax positions.

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty the timing of such audits, how these audits would be resolved and whether the Company would be required to make additional tax payments, which may or may not include penalties and interest.

The Company is not currently the subject of any examination by the Internal Revenue Service, and the open years subject to audit are tax years 2006-2008. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

Asset Management

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased to $47.7 million from $96.0 million as of December 31, 2009 and 2008, respectively. The number of days sales outstanding for trade accounts receivable decreased from 64 days at December 31, 2008, to 55 days at December 31, 2009. In June 2009, $4.9 million of accounts receivable were reclassified to a current note receivable based upon a letter agreement with a significant client. Therefore, the remaining amount on the current note receivable of $3.0 million is no longer included in our days sales outstanding calculation. This reclassification affected the days sales outstanding by three days. The remaining reduction was due to improved billing and collection processes. Bad debt expense was approximately 0.2% and 0.5% of revenue for the years ended December 31, 2009 and 2008. We decreased our allowance for doubtful accounts from $2.3 million to $1.9 million or 2.4% and 4.0% of trade accounts receivable balance for each of the years 2008 and 2009, respectively. While we continue to manage this portion of our business very carefully, it is possible that our days sales outstanding, bad debt expense and allowance for doubtful accounts will deteriorate if the economy continues to decline.

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

Seasonality

Holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each year, which can depress results for the first quarter. Principally due to these factors, our first and fourth quarters may be less robust than our second and third quarters.

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

Our revenue is largely composed of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts). Some contracts have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract. The contract is awarded with the maximum aggregate revenue, referred to as the not-to-exceed amount. The Company does not earn revenue over the not-to-exceed amount unless we obtain a change order. The Company is not obligated to complete the contract once the not-to-exceed amount has been reached. However, if the Company performs work over the not-to-exceed amount prior to obtaining a valid change order, it could impact our gross profit margins. Billings on time-and-material contracts are produced every two weeks.

On occasion, we serve as purchasing agent by procuring subcontractors, material and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. In accordance with ASC 605-35, "Revenue Recognition for Construction type contracts," revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting this "pass-through" type of transaction is reported net. During 2007, pass-through transactions totaled $0.5 million. We had no pass-through transactions in 2008 and 2009.

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

Goodwill
--------

Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment. We perform our annual analysis as of the fourth quarter of each fiscal year and in any period in which indicators of impairment warrant an additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Reporting units for the purpose of goodwill impairment calculations are components one level below our reportable operating segments. Goodwill is tested for impairment using a two-step process. In step 1 of the goodwill impairment test, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. In step 2, if the fair value of the reporting unit is less than the carrying value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including determination of an appropriate discount rate, projecting revenue growth and gross margins, estimating operating and interest expense and projecting capital expenditure levels are involved in making these fair value estimates, with the most critical estimates being projected growth rate and discount rate. The projected growth rate incorporates the Company's 2010 budget and management's estimate of the long-term growth rate of the Company based on certain internal estimates and external data. The discount rate utilized in the analysis was a weighted average cost of capital (WACC). WACC is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise, with the weighting of returns based on the capitalization of comparable companies. While we use the best available information to prepare our cash flow projections and WACC assumptions, actual future cash flows, costs of capital or market conditions could differ significantly resulting in future impairment and charges related to recorded goodwill balances.

Our methodologies for performing our goodwill impairment analysis have not changed from the prior year. However, we did incorporate changes relating to growth rate in response to current economic condition. The discount rate increased approximately 1% for the current year analysis. Except for Automation, the fair value of all of our reporting units substantially exceeded their

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

carrying value. The fair value for Automation, which has $1.8 million of goodwill recorded as of December 31, 2009, exceeded carrying value by 7%. Deterioration in our expected operating results or increases in our cost of capital could have a negative effect on fair value and lead to an impairment in the future.

A 20% decrease in our projected growth rate (holding all other assumptions constant) would have the following impact on the estimated fair value of our reporting units, summarized by segment:

         Engineering                                ($6.2 million)
         Construction                               ($1.2 million)
         Automation                                 ($0.6 million)
         Land                                       ($0.1 million)

These hypothetical changes would not cause step 2 of the goodwill impairment test to be required for any of our reporting units.

A 1% increase in our assumed discount rate (holding all other assumptions constant) would have the following impact on the estimated fair value of our reporting units, summarized by segment:

         Engineering                                ($4.0 million)
         Construction                               ($3.0 million)
         Automation                                 ($1.6 million)
         Land                                       ($0.4 million)

These hypothetical changes would not cause step 2 of the goodwill impairment test to be required for the reporting units within the Engineering, Construction or Land segments. However, step 2 of the goodwill impairment test would be required for the Automation segment.

The results of our annual goodwill impairment analysis for the years ended December 31, 2009 and December 31, 2008 indicated no impairment to the recorded value of our goodwill assets. The Company recognized $432,000 of impairment in our Automation segment in 2007. If the economic downturn causes the value of one or more of the Company's subsidiaries to decline, the Company might have goodwill impairment in future years.

Deferred Tax

The Company had net deferred tax asset balances of $3.9 million and $4.4 million as of December 31, 2009 and December 31, 2008, respectively. These net deferred tax assets are identified in Footnote 15 to the financial statements.

The Company had a federal net operating loss carry-forward at December 31, 2009 of approximately $18,000. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carry-forward that will be available for utilization from 2008 through 2010.

The Company also has a foreign net operating loss carry-forward at December 31, 2009 of approximately $1.4 million. This loss is available for utilization from 2008 through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada. The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $567,000 against the entire net operating loss.

Recent Accounting Pronouncements

On July 1, 2009, the FASB issued the authoritative version of the Accounting Standards Codification TM (Codification or ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (U.S. GAAP). The Codification was effective for interim and annual periods ended after September 15, 2009 and all previous level (a)-(d) U.S. GAAP standards issued by a standard setter are superseded. The Company has adopted the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

provisions of the Codification with its reporting period ended September 30, 2009. Adoption of the new guidance did not materially impact the Company's financial statements.

On May 28, 2009, the FASB issued FAS 165, Subsequent Events, now codified as ASC 855, Subsequent Events, which provides guidance on management's assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity's financial statements. ASC 855 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. ASC 855 was effective prospectively for interim and annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective with its reporting period ending June 30, 2009. The adoption of ASC 855 did not have a material impact on the Company's financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

In December 2007, the FASB issued FAS 141(R), Business Combinations, now codified as ASC 805, Business Combinations. ASC 805 significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. ASC 805 changes the accounting treatment for certain specific acquisition related items including, among other items: (1) expensing acquisition related costs as incurred, (2) valuing non-controlling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. ASC 805 also includes a substantial number of new disclosure requirements. The Company adopted the provisions of ASC 805 on January 1, 2009. The full impact to the Company, which could be material, will be dependent upon any individual transactions consummated.

Inflation and Changing Prices

The Company is planning to incorporate certain provisions in its future fixed-price contracts that would allow the Company to recover a portion of certain unforeseen price changes in materials and labor that are not in the range of normally expected inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009 and 2008, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under ASC 825, Financial Instruments or ASC 815, Derivatives and Hedging. There are no material investments at December 31, 2009. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company's primary interest rate risk relates to its variable-rate line of credit debt obligation, which totaled $6.0 million and $22.5 million as of December 31, 2009 and 2008, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation i.e., an increase from the actual average interest rate of 2.25% as of December 31, 2009, to an average interest rate of 2.48%, annual interest expense would have been approximately $28,300 higher in 2009 based on our annual average line of credit obligation. Due to the current credit market, a greater concern might be the impact of a material violation of certain financial covenants in our Credit Agreement resulting in a re-pricing of that agreement. This could not only result in the increased annual interest expense but also a renewal or origination fee of equal proportion on a similar Credit Agreement. The Company does not have any interest rate swap or exchange agreements.

The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of December 31, 2009.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2009 and 2008 and statements of income, cash flows and stockholders' equity for the three-year period ended December 31, 2009, are attached hereto and made part hereof.

                                      INDEX

                                                                        PAGE
                                                                    ------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
  CONSOLIDATED FINANCIAL STATEMENTS                                      54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
  INTERNAL CONTROL OVER FINANCIAL REPORTING                              55

CONSOLIDATED BALANCE SHEETS
     December 31, 2009 and 2008                                          56

CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 2009, 2008 and 2007                        57

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Years Ended December 31, 2009, 2008 and 2007                        58

CONSOLIDATED STATEMENTS OF CASH FLOW
     Years Ended December 31, 2009, 2008 and 2007                        59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               60

SCHEDULE II
     Valuation and Qualifying Accounts                                   85

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                        CONSOLIDATED FINANCIAL STATEMENTS


Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2009. We have also audited the schedule listed in the accompanying Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth, therein in relation to the financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.


/s/ Hein & Associates LLP,
Hein & Associates LLP
Houston, Texas

March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
                               FINANCIAL REPORTING

To the Board of Directors and Stockholders
ENGlobal Corporation

We have audited ENGlobal Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ENGlobal Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, ENGlobal Corporation maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ENGlobal Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009, of ENGlobal and our report dated March 8, 2010 expressed an unqualified opinion thereon.


/s/ Hein & Associates LLP,
Hein & Associates LLP

Houston, Texas
March 8, 2010


                                     ENGLOBAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 2009 AND 2008
                                             (dollars in thousands)

                                                    ASSETS
                                                    ------
Current Assets                                                                               2009          2008
                                                                                           ---------    ---------
     Cash and cash equivalents                                                             $     143    $   1,000
     Trade receivables, net of allowances of $1,868 and $2,288                                47,715       96,023
     Prepaid expenses and other current assets                                                 2,182        2,392
     Current portion of notes receivable                                                          15           59
     Costs and estimated earnings in excess of billings on uncompleted contracts               6,557        6,913
     Federal and state income taxes receivable                                                 2,221         --
     Deferred tax asset                                                                        3,250        4,281
                                                                                           ---------    ---------
         Total current assets                                                              $  62,083    $ 110,668

Property and equipment, net                                                                    5,983        5,744
Goodwill                                                                                      22,291       21,457
Other intangible assets, net                                                                   4,238        5,000
Long-term trade and notes receivable, net of current portion and allowances                   14,621        8,636
Deferred tax asset, non-current                                                                  607          153
Other assets                                                                                     812        1,047
                                                                                           ---------    ---------

         Total assets                                                                      $ 110,635    $ 152,705
                                                                                           =========    =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
Current Liabilities
     Accounts payable                                                                      $   8,252    $  18,830
     Accrued compensation and benefits                                                        11,511       24,432
     Notes payable                                                                              --          1,058
     Current portion of long-term debt and leases                                              1,064        1,861
     Deferred rent                                                                               613          416
     Billings in excess of costs and estimated earnings on uncompleted contracts               3,601          208
     Federal and state income taxes payable                                                     --          2,472
     Other                                                                                       734        2,805
                                                                                           ---------    ---------
         Total current liabilities                                                         $  25,775    $  52,082

Long-Term Debt, net of current portion                                                         6,098       23,614
Long-Term Leases, net of current portion                                                          51          243
                                                                                           ---------    ---------

         Total liabilities                                                                 $  31,924    $  75,939
                                                                                           ---------    ---------
Commitments and Contingencies (Notes 3, 10, 11, 15, and 18)

Stockholders' Equity
     Common stock - $0.001 par value; 75,000,000 shares authorized; 27,407,159 and
        27,294,852 shares outstanding issued at December 31, 2009 and 2008, respectively          27           27
     Additional paid-in capital                                                               37,108       36,415
     Retained earnings                                                                        41,672       40,439
     Accumulated other comprehensive income (loss)                                               (96)        (115)
                                                                                           ---------    ---------

         Total stockholders' equity                                                        $  78,711    $  76,766
                                                                                           ---------    ---------

         Total liabilities and stockholders' equity                                        $ 110,635    $ 152,705
                                                                                           =========    =========

                        See accompanying notes to these consolidated financial statements.


                             ENGLOBAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Years Ended December 31,
                                                    -----------------------------------------
                                                              (dollars in thousands)
                                                    -----------------------------------------
                                                        2009           2008           2007
                                                    -----------    -----------    -----------
Operating Revenue                                   $   343,462    $   493,332    $   363,227
                                                    -----------    -----------    -----------

Operating Costs and Expenses:
    Operating Costs                                     312,409        429,525        305,610
    Selling, General, and Administrative Expenses        28,027         32,208         34,291
                                                    -----------    -----------    -----------
       Total Operating Costs and Expenses               340,436        461,733        339,901
                                                    -----------    -----------    -----------
Operating Income (Loss)                             $     3,026    $    31,599    $    23,326
Interest income/(expense), net                             (573)        (1,636)        (2,514)
Other income/(expense), net                                 174             60           (139)
                                                    -----------    -----------    -----------
Income (loss) before provision for income taxes     $     2,627    $    30,023    $    20,673
Provision for Income Taxes                                1,394         11,765          8,209
                                                    -----------    -----------    -----------

Net Income (Loss)                                   $     1,233    $    18,258    $    12,464
                                                    ===========    ===========    ===========

Basic earnings (loss) per common share              $      0.05    $      0.67    $      0.46

Weighted average common shares outstanding               27,330         27,180         26,916
                                                    ===========    ===========    ===========

Diluted earnings (loss) per common share            $      0.04    $      0.66    $      0.45

Weighted average common shares outstanding               27,567         27,672         27,435
                                                    ===========    ===========    ===========





              See accompanying notes to these consolidated financial statements.


                             ENGLOBAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
                                        (in thousands)


                                                                2009        2008        2007
                                                              --------    --------    --------
Common Stock
     Balance at beginning of year                             $     27    $     28    $     28
     Common stock issued                                          --          --          --
     Retirement of treasury stock                                 --            (1)       --
                                                              --------    --------    --------
     Balance at end of year                                         27          27          28
                                                              --------    --------    --------

Paid-in Capital
     Balance at beginning of year                               36,415      33,593      31,147
     Common stock issued                                           136       1,338       1,007
     Stock based compensation                                      557       1,171       1,439
     Deferred tax adjustment                                      --           313        --
                                                              --------    --------    --------
     Balance at end of year                                     37,108      36,415      33,593
                                                              --------    --------    --------

Retained Earnings
     Balance at beginning of year                               40,439      22,181       9,717
     Net income (loss)                                           1,233      18,258      12,464
                                                              --------    --------    --------
     Balance at end of year                                     41,672      40,439      22,181
                                                              --------    --------    --------

Accumulated Other Comprehensive Income (Loss), net of taxes
     Balance at beginning of year                                 (115)         (5)        (30)
     Foreign currency translation adjustment                        19        (110)         25
                                                              --------    --------    --------
     Balance at end of year                                        (96)       (115)         (5)
                                                              --------    --------    --------

Total Stockholders' Equity                                    $ 78,711    $ 76,766    $ 55,797
                                                              ========    ========    ========



              See accompanying notes to these consolidated financial statements.


                                  ENGLOBAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                              Years Ended December 31,
                                                                        -----------------------------------
                                                                                  (in thousands)
                                                                        -----------------------------------
                                                                          2009         2008          2007
                                                                        ---------    ---------    ---------
Cash Flows from Operating Activities
     Net income (loss)                                                  $   1,233    $  18,258    $  12,464
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities -
         Depreciation and amortization                                      4,795        4,642        4,550
         Goodwill impairment                                                 --           --            432
         Stock based compensation                                             683        1,233        1,439
         Deferred income tax expense                                          577       (1,276)      (1,962)
         (Gain) Loss on disposal of property, plant and equipment              47         (100)        (408)
     Changes in current assets and liabilities, net of acquisitions -
         Trade receivables                                                 48,307      (30,145)      (3,894)
         Notes receivable                                                  (3,013)        --        (12,329)
         Reserve on notes receivable                                         --            558        3,150
         Costs and estimated earnings in excess of billings                   356           68       (1,591)
         Prepaid expenses and other assets                                   (127)        (716)      (1,652)
         Long term trade receivables                                       (2,988)        --           --
         Accounts payable                                                 (10,578)       8,185       (4,190)
         Accrued compensation and benefits                                (12,921)       7,729        3,375
         Billings in excess of costs and estimated earnings                 3,393         (755)         423
         Other liabilities                                                 (2,069)        (844)      (3,416)
         Income taxes receivable (payable)                                 (4,693)       1,509        1,629
                                                                        ---------    ---------    ---------
              Net cash provided by (used in) operating activities          23,002        8,346       (1,980)
                                                                        ---------    ---------    ---------
Cash Flows from Investing Activities
     Purchase of property and equipment                                    (3,217)      (1,920)      (2,195)
     Additional consideration for acquisitions                               --           --             18
     Acquisitions of businesses, net of cash acquired                      (1,050)      (2,843)        --
     Proceeds from asset sales                                                  4          398          470
     Proceeds from note receivable                                             58        1,494           93
                                                                        ---------    ---------    ---------
              Net cash (used in) investing activities                      (4,205)      (2,871)      (1,614)
                                                                        ---------    ---------    ---------
Cash Flows from Financing Activities
     Borrowings on line of credit                                          98,827      295,982      175,674
     Payments on line of credit                                          (115,357)    (301,287)    (171,802)
     Proceeds from issuance of common stock                                    72        1,650        1,007
     Borrowings (payments) on capital lease                                  (175)         418         --
     Payments on other long-term debt                                      (3,040)      (2,036)      (1,805)
                                                                        ---------    ---------    ---------
              Net cash provided by (used in) financing activities         (19,673)      (5,273)       3,074
                                                                        ---------    ---------    ---------

Effect of Exchange Rate Changes on Cash                                        19         (110)          25
                                                                        ---------    ---------    ---------
              Net change in cash and cash equivalents                        (857)          92         (495)
Cash and Cash Equivalents - beginning of year                               1,000          908        1,403
                                                                        ---------    ---------    ---------
Cash and Cash Equivalents - end of year                                 $     143    $   1,000    $     908
                                                                        =========    =========    =========

                   See accompanying notes to these consolidated financial statements.

                                                   59

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

Our business operations consist of providing engineering and other professional project services related to design, fabrication, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States and Canada. Please see "Note 17-Segment Information" for a description of our segments and segment operations.

Basis of Presentation
---------------------
The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 31, 2009 and 2008, and the results of our operations, cash flows and changes in stockholders' equity for the years ended December 31, 2009, 2008 and 2007. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

NOTE 2 -ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the FASB issued the authoritative version of the Accounting Standards Codification TM (Codification or ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (U.S. GAAP). The Codification is effective for interim and annual periods ended after September 15, 2009 and all previous level (a)-(d) U.S. GAAP standards issued by a standard setter are superseded. The Company has adopted the provisions of the Codification with its reporting period ended September 30, 2009. Adoption of the new guidance did not materially impact the Company's financial statements.

Cash and cash equivalents
-------------------------
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

The company utilizes a cash management system whereby bank accounts are swept daily to reduce outstanding balances on the Company's line of credit. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at a reporting date are reclassified to accounts payable in the financial statements. Amounts reclassified to accounts payable for outstanding checks were $1.3 million and $3.0 million as of December 31, 2009 and 2008 respectively.

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


interest entities where we are the primary beneficiary. If such criteria are met, we consolidate the financial statements of such businesses with those of our own. We do not currently hold such interests.

While we do not currently own any significant equity interests in unconsolidated affiliates and do not frequently conduct our business through such entities, it is our policy to follow the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the operating and financial policies of an entity. Our proportionate share of profits and losses from transactions with equity method unconsolidated affiliates is eliminated in consolidation to the extent such amounts are material and remain on our equity method investees' balance sheet in inventory or similar accounts.

If our ownership interest in an investee does not provide us with either control or significant influence over the investee, we account for the investment using the cost method.

Comprehensive Income
--------------------
Comprehensive income includes net income and other comprehensive income. Currently our other comprehensive income is comprised of unrealized foreign exchange gains and losses.

Accumulated other comprehensive income is as follows:

                                               2009        2008        2007
                                             --------    --------    --------
                                                      (in thousands)
                                             --------    --------    --------
  Net income (loss)                          $  1,233    $ 18,258    $ 12,464
  Foreign currency translation adjustment         (96)       (115)         (5)
                                             --------    --------    --------
  Comprehensive income (loss)                $  1,137    $ 18,143    $ 12,459
                                             ========    ========    ========


Concentration of Credit Risk
----------------------------
Financial instruments which potentially subject ENGlobal to concentrations of credit risk consist primarily of trade accounts and notes receivable. Although our services are provided largely to the energy sector, management believes the risk due to this concentration is limited because a significant portion of our services are provided under contracts with major integrated oil and gas companies and other industry leaders. To the extent that the Company has entered into contracts with smaller customers, it has incurred an increased credit risk.

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

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Property and Equipment
----------------------
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated service lives of our asset groups are as follows:

                                                          Range of
            Asset Group                                    Years
            --------------------------------------        --------
            Machinery and equipment                         7-10
            Furniture and fixtures                          5-7
            Computing equipment and automobiles             3-5
            Software                                        3-5

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

Pre-Contract Costs
------------------
The Company expenses pre-contract costs as they are incurred. Pre-contract costs, otherwise called Proposal costs, are recorded in accordance with ASC 605-35, "Revenue Recognition-Construction-Type Contracts", which requires that costs that are incurred for a specific anticipated contract and that will result

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


in no future benefits unless the contract is obtained should not be included in contract costs or inventory before the receipt of the contract. Costs related to anticipated contracts are charged to expenses as incurred because their recovery is not considered probable and they are not reinstated by a credit to income on the subsequent receipt of the contract.

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

The Company files income tax returns in federal, state and foreign jurisdictions as more fully described in Note 15. It has not taken an uncertain tax position as defined by authoritative accounting literature and does not expect to take such a position on a tax return not yet filed.

Revenue Recognition
-------------------
Our revenue is comprised of engineering, construction management and procurement service fees and sales of control systems that we design and fabricate. In general, we recognize revenues when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collection is reasonably assured. The Company recognizes service revenue as the services are performed. The majority of the Company's engineering services are provided under cost-plus contracts. A majority of sales of fabricated systems are under fixed-price contracts that may also include a service element covered under that contract price.

We also sometimes serve as purchasing agent by procuring subcontractors, materials and equipment on behalf of a client and pass the cost on to the client with no mark-up or profit. In accordance with ASC 605-35, revenues and costs for these types of "pass-through" transactions are reported net. During 2009 and 2008, we had no pass-through transactions but in 2007, pass-through transactions totaled $0.5 million.

Profits and losses on our fixed-price contracts are recognized on the percentage-of-completion method of accounting, measured by the percentage-of-contract cost incurred to date relative to estimated total contract cost. Contract costs used for estimating percentage-of-completion factors include professional compensation and related benefits, materials, subcontractor services and other direct cost of projects. Freight charges and inspection costs are charged directly to the projects to which they relate. Costs recognized for labor include all actual employee compensation plus a burden factor to cover estimated variable labor expenses. These variable labor expenses consist of payroll taxes, self-insured medical plan expenses, workers compensation insurance, general liability insurance, and paid time off. These estimated amounts are adjusted to actual costs incurred at the end of each quarter.

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

Occasionally, it is appropriate for us to combine or segment contracts in order to meet requirements of ASC 605-35. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and cost over the performance period of the combined contracts as if they were one. Contracts may be segmented if the customer has the right to accept separate elements of a contract and the total economic returns and risks of the separate contract elements are similar to the economic returns and risks of the overall contract. For segmented contracts, we recognize revenue as if they were separate contracts over the performance periods of the individual elements or phases.

Software Development Costs
--------------------------

ENGlobal capitalizes costs associated with software developed or acquired for internal use when these criteria are met - the preliminary project stage is completed, management authorizes funding for the project and the project is deemed probable of completion. Capitalized costs include external costs of materials and services incurred in obtaining and developing the software and payroll and payroll related costs for employees in proportion to time devoted to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and the software is ready for its intended use. Software development costs are included in property and equipment and are amortized on the straight-line basis over five years.

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation at fair value. The company grants various types of stock-based awards including stock options and non-vested equity shares (restricted stock awards and units). The fair value of stock option awards is determined using the Black-Scholes option pricing model. Restricted stock awards and units are valued using the market price of ENGlobal common stock on the grant date. The Company records compensation cost for stock-based compensation awards over the requisite service period (usually a vesting period). Compensation expense is recognized net of estimated forfeitures. As each award vests, adjustments are made to compensation cost for any difference between estimated forfeitures and the actual forfeitures related to the awards.

Significant Commercial Relationships
------------------------------------
The following table lists the percentage of our consolidated sales by customer, which accounted for 10% or more of our consolidated revenues for the years indicated:

                                        2009     2008     2007
                                        ----     ----     ----
               ExxonMobil                16%       7%       9%
               Spectra Energy             6%      10%       4%
               Conoco Phillips            4%       6%      10%
               Motiva                     3%       8%      11%
               Alon USA                  <1%      10%      <1%

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

On May 28, 2009, the FASB issued FAS 165, Subsequent Events, now codified as ASC 855, Subsequent Events, which provides guidance on management's assessment of subsequent events. Historically, management had relied on U.S. auditing

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


literature for guidance on assessing and disclosing subsequent events. ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity's financial statements. ASC 855 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. ASC 855 is effective prospectively for interim and annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective with its reporting period ending June 30, 2009. The adoption of ASC 855 did not have a material impact on the Company's financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

In December 2007, the FASB issued FAS 141(R), Business Combinations, now codified as ASC 805, Business Combinations. ASC 805 significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. ASC 805 changes the accounting treatment for certain specific acquisition related items including, among other items: (1) expensing acquisition related costs as incurred, (2) valuing non-controlling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. ASC 805 also includes a substantial number of new disclosure requirements. The Company adopted the provisions of ASC 805 on January 1, 2009. The full impact to the Company, which could be material, will be dependent upon any individual transactions consummated.

NOTE 3 - ACQUISITIONS

PCI Management and Consulting Company

A subsidiary of the Company acquired the operations of PCI Management and Consulting Company ("PCI"), a private Illinois based power consulting business, through an immaterial business combination which closed August 14, 2009. Consideration approximated $1,050,000 in cash and $200,000 in the form of a note. PCI provides engineering, consulting and project management services, specializing in projects related to the generation, transmission and distribution of energy. PCI's services complement the services historically provided by our Construction segment, and the Company anticipates that PCI's location in the Chicago, Illinois area will allow the Company to establish a strong regional base from which to serve the power market. Results of operations are included in the Construction segment beginning August 15, 2009.

The acquisition, which was structured as a taxable transaction that excluded all monetary assets and liabilities and all contingencies of the acquired business, was accounted for following the requirements of ASC 805. The Company recognized customer relationships and non-compete covenants as intangible assets. The intangible assets were recognized at their fair values on the acquisition date of $353,000 and $177,000 respectively, and are being amortized over five years. The fair values were determined using an income approach methodology that is consistent with previous similar acquisitions.

The residual portion of consideration $702,000 was recognized as goodwill, all of which is deductible for income tax purposes. Goodwill represents management's estimate of the cost associated with acquiring PCI's power consulting reputation, technical expertise, workforce and the potential synergies with our other energy infrastructure consulting businesses. Acquisition cost of $6,000 was incurred and expensed as general and administrative expenses during the nine months ended September 30, 2009.

Advanced Control Engineering, LLC

On September 29, 2008, we acquired all of the business of Advanced Control Engineering, LLC ("ACE") for $4,484,000, including acquisition related costs. Advanced Control provides control systems and related technical services for a broad range of industries including the mid-stream oil and gas and refining industry. We acquired ACE to complement the services of our existing Automation Segment and to expand our technical intellectual talent base and geographical and industry coverage. ACE is included in our consolidated results of operations

                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


from October 1, 2008. We accounted for this acquisition in accordance with ASC 805, Business Combinations. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values of the respective assets and liabilities at the time of closing. Amounts allocated to non-compete covenants and customer relationships were recorded at their estimated fair values of approximately $471,000 and $1,568,000, respectively, resulting in approximately $1,017,000 of the purchase price being allocated to goodwill. The allocation is summarized below.

                                             (in thousands)
                                            ----------------
                       Current assets           $ 1,948
                       Property and equipment       244
                       Other assets                   2
                       Intangible assets          2,039
                       Goodwill                   1,017
                       Current liabilities         (689)
                       Deferred tax liability       (77)
                                                -------
                            Total               $ 4,484
                                                =======


Amounts allocated to non-compete covenants and customer relationships are subject to amortization with an amortization period of five years and no estimated residual values. All of the intangible assets and goodwill are deductible for income tax purposes.

The following table presents summarized pro forma information for ENGlobal as if the ACE acquisition occurred on January 1, 2008 and 2007.

                                       2008             2007
                                   ------------     ------------
                              (in thousands except per share amounts)
            Total Revenue            $500,391         $372,759
            Net Income               $ 18,177         $ 12,408
            EPS (Diluted)            $   0.66         $   0.45

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


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
--------
The Company recognized goodwill of $702,000 associated with the acquisition of PCI Management and Consulting Company during 2009 and $1,017,000 associated with the acquisition of Advanced Control Engineering during 2008 as discussed in Note 3.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Changes in the carrying amount of goodwill by segment for 2008 and 2009 are summarized in the following table.

                                  Engineering  Automation  Construction    Land      Total
                                  -----------  ----------  ------------   -------   -------
                                                       (in thousands)

Balance at December 31, 2007        $13,187      $   699      $ 2,116     $ 3,924   $19,926
Contingent consideration paid           231         --            284        --         515
Acquisition additions                  --          1,017         --          --       1,017
                                    -------      -------      -------     -------   -------
Balance at December 31, 2008        $13,418      $ 1,716      $ 2,400     $ 3,924   $21,458
Contingent consideration paid          --             46           85        --         131
Acquisition additions                  --           --            702        --         702
                                    -------      -------      -------     -------   -------
Balance at December 31, 2009        $13,418      $ 1,762      $ 3,187     $ 3,924   $22,291
                                    =======      =======      =======     =======   =======


Our annual goodwill impairment analysis for the years ended December 31, 2009 and 2008 indicated that no goodwill impairments were required for any of our reporting units for the period. Our methodologies for performing our goodwill impairment analysis have not changed from the prior year. However, we did incorporate changes relating to growth rate in response to current economic condition, and the discount rate increased approximately 1% for the current year analysis. Except for Automation, the fair value of all of our reporting units substantially exceeded their carrying value. The fair value for Automation, which has $1.8 million of goodwill recorded as of December 31, 2009, exceeded carrying value by 7%. Deterioration in our expected operating results or increases in our cost of capital could have a negative effect on fair value and lead to an impairment in the future.

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

Intangible Assets
-----------------
The Company recognized $530,000 of intangible assets during 2009 in connection with the acquisition of PCI Management and Consulting Company. The Company
recognized $2,039,000 of intangible assets during 2008 in connection with the acquisition of Advanced Control Engineering. Our identifiable intangible assets are comprised primarily of non-compete covenants and customer relationships acquired through acquisitions. All are being amortized. The following table summarizes the cost and accumulated amortization for each of our identifiable intangible asset groups as of December 31, 2009 and 2008. See Note 17 for the reportable segments to which intangible assets are assigned.

                                        Non-Compete   Customer
                                         Covenants  Relationships  Total
                                         ---------  -------------  ------
                                                   (in thousands)

       As of December 31, 2009
       Intangible assets                   $4,531      $4,833      $9,364
       Less: accumulated amortization       2,854       2,272       5,126
                                           ------      ------      ------
           Intangible assets, net          $1,677      $2,561      $4,238
                                           ======      ======      ======

       As of December 31, 2008
       Intangible assets                   $4,626      $4,486      $9,112
       Less: accumulated amortization       2,737       1,375       4,112
                                           ------      ------      ------
           Intangible assets, net          $1,889      $3,111      $5,000
                                           ======      ======      ======



                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are amortized using the straight-line method based on their estimated useful lives. Expected amortization expense related to our amortizable intangible assets is as follows:

                                                    Non-Compete    Customer
     Years Ending December 31                        Covenants   Relationships      Total
     ------------------------                        ---------   -------------      -----
                                                                 (in thousands)

     2010                                             $  709         $  933         $1,642
     2011                                                706            885          1,591
     2012                                                129            384            513
     2013                                                106            306            412
     2014                                                 27             53             80
                                                      ------         ------         ------
                                                      $1,677         $2,561         $4,238
                                                      ======         ======         ======

     Weighted average amortization
        period remaining at December 31, 2009 (years)    3.1            2.8

Amortization expense was $1,779,000, $1,846,000 and $1,630,000 for the three years 2009, 2008 and 2007, respectively.

NOTE 5 - EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                       Reconciliation of Earnings per Share Calculation
                                             -------------------------------------------------------------------
                                                    2009                   2008                     2007
                                             -------------------   ---------------------   ---------------------
                                               Basic    Diluted      Basic      Diluted      Basic      Diluted
                                             --------   --------   ---------   ---------   ---------   ---------
                                                           (in thousands, except per share amounts)

     Net Income (Loss)                       $  1,233   $  1,233   $  18,258   $  18,258   $  12,464   $  12,464
                                             ========   ========   =========   =========   =========   =========
     Weighted average number of shares
        outstanding for basic                  27,330       --        27,180        --        26,916        --
     Weighted average number of shares
        outstanding for diluted                  --       27,567        --        27,672        --        27,435
     Net income (loss) per share available
        for common stock                     $   0.05   $   0.04   $    0.67   $    0.66   $    0.46   $    0.45


     Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended
     December 31, 2009, 2008 and 2007.

                                                              2009     2008     2007
                                                             ------   ------   ------
                                                                  (in thousands)

     Common stock issued - beginning of year                 27,295   27,052   26,807
     Weighted average common stock issued (repurchased)          35      128      109
                                                             ------   ------   ------
         Shares used in computing basic earnings per share   27,330   27,180   26,916
     Assumed conversion of dilutive stock options               237      492      519
                                                             ------   ------   ------
     Shares used in computing diluted earnings per share     27,567   27,672   27,435
                                                             ======   ======   ======


     The Company excluded potentially issuable shares of 788,000 and 673,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three and twelve month periods ended
     December 31, 2009 and 2008, respectively.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes.

                                                            Years Ended December 31,
                                                          ---------------------------
                                                           2009      2008      2007
                                                                (in thousands)
                                                          ---------------------------
Non-Cash Transactions:

     Acceptance of notes for asset sales                  $  --     $  --     $ 1,480
     Issuance of note for insurance                          --       1,595     1,296
     Issuance of notes in connection with acquisitions-
         ACE                                                 --       1,942      --
         PCI                                                  182      --        --
Cash paid:
     Interest                                             $   958   $ 1,703   $ 2,575
     State and federal income taxes                         5,474    11,256     9,025


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

                                                                        2009        2008
                                                                      --------    --------
                                                                         (in thousands)

     Computer equipment and software                                  $ 10,600    $ 12,612
     Shop equipment                                                      1,379       1,439
     Furniture and fixtures                                              1,590         964
     Building and leasehold improvements                                 3,364       2,229
     Autos and trucks                                                      433         466
                                                                      --------    --------
                                                                      $ 17,366    $ 17,710
     Accumulated depreciation and amortization                         (11,763)    (12,115)
                                                                      --------    --------
                                                                      $  5,603    $  5,595
     Leasehold Improvements and Software Implementations in process        380         149
                                                                      --------    --------
         Property and equipment, net                                  $  5,983    $  5,744
                                                                      ========    ========


Depreciation expense has been $2,996,000, $2,804,000 and $2,911,000 for the three years 2009, 2008 and 2007, respectively.

NOTE 8 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 31, 2009 and 2008 are as follows:

                                                      2009        2008
                                                    --------    --------
                                                       (in thousands)
                                                    --------------------
       Amounts billed                               $ 38,381    $ 63,765
       Amounts unbilled                               10,864      34,157
       Retainage                                         338         389
       Less: Allowance for uncollectible accounts     (1,868)     (2,288)
                                                    --------    --------
           Trade receivables, net                   $ 47,715    $ 96,023
                                                    ========    ========



                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subject to our reserve for uncollectible accounts, all amounts listed are believed to be collectible within a year. The billed accounts receivable amount includes $716,000 in claims subject to uncertainty concerning their determination or ultimate realization due to bankruptcy issues. These claims are fully accounted for in our reserve for uncollectible accounts. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. In estimating the allowance for uncollectible accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for uncollectible accounts.

The components of long-term receivables as of December 31, 2009 and 2008 are as follows:

                                                            2009        2008
                                                          --------    --------
                                                             (in thousands)
                                                          --------------------
     Notes receivable - South Louisiana Ethanol ("SLE")   $ 12,329    $ 12,329
     Less: Reserve on long-term notes receivable            (3,709)     (3,709)
     Other notes and claims receivable                       6,001          16
                                                          --------    --------
                                                          $ 14,621    $  8,636
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

As a result, in the fourth quarter of 2007, the Company recorded a valuation reserve and subsequent charge against Bad Debt expense in the amount of $3.2 million to reduce the book value of the Note Receivable. In the fourth quarter of 2008, the Company increased the valuation reserve and subsequent charge against Bad Debt expense in the amount of $559,000. As of December 31, 2008, the Company performed its impairment analysis for the asset group classified as long-term notes receivable, particularly Notes Receivable - South Louisiana
Ethanol, of $8.6 million.

In August 2009, SLE filed for Chapter 11 protection in the U.S. Bankruptcy Court in New Orleans. Due to the ongoing discovery and analysis currently in process on our SLE litigation, we cannot yet determine the actual proceeds that would be generated for ENGlobal when the courts determine the status of each asset and the relative lien priorities of SLE's creditors, and then such assets are sold.
However, at this time, management believes that, given the Company's lien position as documented in public records, the value of the collateral will cover the current balance sheet exposure. Any additional charge, or negative determination by the courts, could have a negative impact on future earnings estimated at 2.1 cents per share per million of un-recovered exposure as a result of a non-cash charge to operations. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position.

The Company continues to believe that, because of the potential liquidation value of the Collateral and the Company's favorable lien status, the Note
Receivable should be substantially collectible. Specifically, an appraisal in December 2008 from the bridge lending bank's appraiser indicates a fair market value of $22.1 million, an orderly liquidation value of $14.9 million, and a forced liquidation value of $11.7 million.

The Company has reclassified the notes receivable of $3.0 million related to the Alon USA, LP litigation to a long-term notes receivable. From the facts determinable at present, we believe all amounts are collectible. However, if the Company is unsuccessful in collecting the entire amount due, based on the current year's tax rate, the future financial impact to EPS would be approximately $0.06 per share.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has reclassified the accounts receivable balance of $3.0 million related to the Bigler, L.P. litigation and subsequent bankruptcy filing to a long term claims receivable. The Company believes the lien position is favorable and there is sufficient collateral to cover any amounts due to the Company.
However, the company continues to assess its lien priorities and other matters related to the distribution of assets. A failure to collect a material portion of this claim could have a material financial impact, but should not impact the Company's liquidity position as charge-backs would be non-cash in nature. If the Company was unsuccessful in collecting the entire amount of the current balance of $3.0 million, based on the current year's tax rate, the future financial impact to EPS would be approximately $0.06 per share. The Company plans to closely monitor the bankruptcy claims and will continue to pursue all available remedies to recover on its claims. At this time, the Company considers the claim to be collectible. The Company has not recorded a reserve against the account balance but has created a reserve to cover its anticipated legal expenses.

The components of other current liabilities as of December 31, 2009 and 2008 are as follows:

                                                         2009         2008
                                                        ------       ------
                                                           (in thousands)
                                                        -------------------
     Reserve for known contingencies                    $  676       $2,266
     Accrued interest                                        2          255
     Other                                                  56          284
                                                        ------       ------
         Other current liabilities                      $  734       $2,805
                                                        ======       ======

Our reserve for known contingencies consists primarily of litigation accruals and related legal fees and earnout amounts that may become due under the terms of acquisition agreements.

NOTE 9 - FIXED-PRICE CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2009 and 2008:

                                                              2009        2008
                                                            --------    --------
                                                               (in thousands)
                                                            --------------------
     Costs incurred on uncompleted contracts                $ 32,984    $ 24,893
     Estimated earnings (losses) on uncompleted contracts      5,784       5,280
                                                            --------    --------
     Earned revenue                                           38,768      30,173
     Less: Billings to date                                   35,812      23,468
                                                            --------    --------
         Net costs and estimated earnings in excess of
            billings on uncompleted contracts               $  2,956    $  6,705
                                                            ========    ========

     Costs and estimated earnings in excess of
       billings on uncompleted contracts                    $  6,557    $  6,913
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                      (3,601)       (208)
                                                            --------    --------
         Net costs and estimated earnings in excess of
            billings on uncompleted contracts               $  2,956    $  6,705
                                                            ========    ========


NOTE 10 - LINE OF CREDIT AND DEBT

Effective December 29, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provides a twenty-eight month, $25 million senior secured revolving credit facility ("Wells Fargo Credit Facility"). The Wells
Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Wells Fargo as senior to all other debt. The Wells Fargo Facility replaced a $50 million senior revolving credit facility with Comerica Bank that would have expired in August 2010. The outstanding balance on the Wells Fargo


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Credit Facility as of December 31, 2009 was $6.0 million borrowed at a fluctuating rate per the terms of the Wells Fargo Credit Facility. The remaining borrowings available under the Wells Fargo Credit Facility as of December 31, 2009 were $18.4 million after consideration of loan covenant restrictions.

At the Company's option, amounts borrowed under the Wells Fargo Credit Facility will bear interest at either a fluctuating rate per annum two percent (2%) above the Daily One Month LIBOR Rate in effect from to time to time or a fixed rate per annum determined by Wells Fargo to be two percent (2%) above LIBOR in effect on the first day of an applicable fixed rate term. The Wells Fargo Credit
Facility includes a commitment fee of 30 basis points for the unused portion of the $25 million credit facility.

At any time any portion of the debt under the Wells Fargo Credit Facility bears interest determined in relation to LIBOR for a Fixed Rate Term, it may be continued by the Company at the end of the Fixed Rate Term applicable thereto so that all or a portion thereof bears interest determined in relation to the Daily
One Month LIBOR Rate or to LIBOR for a new Fixed Rate Term designated by the Company.

The Company's Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

     o    Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to
          1.00;
     o    Asset Coverage Ratio not less than 2.00 to 1.00; and
     o    Fixed Charge Coverage Ratio not less than 1.75 to 1.00;

"Total Liabilities" is defined as the aggregate of current liabilities and non-current liabilities. "Tangible Net Worth" is defined as the aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. "Asset
Coverage Ratio" is defined as accounts receivable divided by revolver balance.
"Fixed Charge Coverage Ratio" is determined on a rolling four-quarter basis and is defined as EBITDA minus cash taxes, divided by interest expense, plus the current maturity of long term debt, where EBITDA is net income, plus interest expense, plus income taxes, plus depreciation and amortization, plus stock compensation expense.

The Company was in compliance with all covenants under the Credit Facility as of December 31, 2009. During the previous quarterly reporting period our Total
Liabilities to Tangible Net Worth Ratio ranged from 1.07 to 0.61; our Asset
Coverage Ratio ranged from 3.76 to 8.45; and our Fixed Charge Ratio ranged from
8.47 to 2.91. During the twelve month period ended December 31, 2009, we expended or committed approximately 92%, or $3.2 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. Our office expansion in Beaumont and the relocation of our manufacturing facility in Houston account for $1.1 million and $1.6 million respectively in leasehold and equipment costs. The
$0.5 million balance of our capital expenditures for the twelve month period has been for normal operating requirements including office furniture, computers, software and vehicles.

For the quarterly period ended December 31, 2009, our Total Liabilities to Tangible Net Worth Ratio and Asset Coverage Ratio covenant levels improved over their respective average ratios for the three previous quarterly periods. The
Company's Fixed Charge Coverage Ratio for the quarterly period ended December
31, 2009 declined 53% from the average ratio of the three previous quarterly periods.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investments, guarantees, restrictions on dividends and certain distributions and pledges of assets. The Company was in compliance with all covenants under the Wells Fargo Credit Facility as of December 31, 2009.

Letters of Credit
-----------------
As of December 31, 2009, the Company had outstanding letters of credit totaling
$611,000 primarily to cover self-insured deductibles under both our general liability and our workers' compensation insurance policies.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-term debt consisted of the following at December 31, 2009 and 2008:

                                                                                2009        2008
                                                                              --------    --------
                                                                                 (in thousands)
                                                                              --------------------
     Comerica Credit Facility                                                 $   --      $ 22,530
     Wells Fargo Credit Facility                                                 6,000        --
     The following notes are subordinate to the credit facility and are unsecured:
          Cleveland Inspection Services, Inc., CIS Technical Services and
            F.D. Curtis                                                           --           293
          ATI Technologies                                                        --            30
          Michael Lee                                                             --           900
          Watco Management, Inc.                                                   132         260
          Frank H McIlwain, PC; James A Walters, PC; William M Bosarge, PC;
            Matthew R Burton, PC                                                   651       1,287
          IPC Transco                                                              187        --
                                                                              --------    --------
              Total long-term debt                                               6,970      25,300

              Less:  Current maturities of long-term debt                         (872)     (1,686)
                                                                              --------    --------
              Long-term debt, net of current portion                          $  6,098    $ 23,614

              Borrowings under capital lease                                       243         418

              Less:  Current maturities of capital lease                          (192)       (175)
                                                                              --------    --------
              Total long-term                                                 $  6,149    $ 23,857
                                                                              ========    ========


Maturities of long-term debt as of December 31, 2009, are as follows:

                                                     Maturities
                                                   --------------
                                                   (in thousands)
                                                   --------------
              Years Ending December 31,
                  2010                               $   1,064
                  2011                                     149
                  2012                                   6,000
                                                     ---------
                      Total long-term debt           $   7,213
                                                     =========



                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2009 are as follows:

                                                        Operating
                                                      --------------
                                                      (in thousands)
                                                      --------------
         Years Ending December 31,
             2010                                       $    5,583
             2011                                            4,539
             2012                                            3,022
             2013                                            1,553
             2014 and after                                  5,227
                                                        ----------
                 Total minimum lease payments           $   19,924
                                                        ==========

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $5,939,000, $4,311,000 and $3,875,000, respectively. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

NOTE 12 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. Until January
2009, the Company made matching contributions equal to 66.66% of employee contributions up to 6% of employee compensation for regular (as distinguished from project or contract) employees. All other employees except our pipeline inspectors were matched at 50% of employee contribution up to 6% of compensation, as defined by the plan. The Company, at the direction of the Board of Directors, may make other discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. On January 1, 2009 due to the current economic conditions, the Company elected to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors to 33.33% of employee contributions up to 6% of employee compensation. On April 4, 2009, the Company elected to eliminate its match on all employees. The Company made contributions of approximately $982,000, $3,049,000, and $2,147,000, respectively, for the years ended December 31, 2009, 2008, and 2007.

NOTE 13 - STOCK COMPENSATION PLANS

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

In June 2009, the Company's stockholders approved a new 2009 Equity Incentive
Plan ("Equity Plan") that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options,


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees, if any, will vest over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Grants to non-employee directors will vest quarterly over a one-year period. The Company anticipates that the shares available in the Equity Plan will be used primarily to compensate non-employee directors.

Stock Options
-------------

Consistent with ASC 718, Stock Compensation, the Company recognizes stock compensation expense relating to share-based payments in net income using the fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to expense over the requisite service period, which is generally the vesting period.

The fair value of the 2008 and 2007 options granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

                                                 2008                2007
                                            -------------       -------------
        Series                              $       9.44        $      10.93
                                            -------------       -------------
        Grant date                             3/12/2008           6/14/2007
        Number of options granted                140,000             150,000

        Strike Price                        $       9.44        $      10.93
        Market price - date of grant        $       9.44        $      10.93

        Total compensation at grant date         766,784           1,058,361

        Weighted average fair value
           at grant date                            5.48                7.06

        Assumptions

        Expected life (months)                      70.8                  75

        Risk-free rate of return                    2.49%               4.93%

        Expected volatility                      71.1141%             76.275%

        Expected dividend yield                     0.00%               0.00%

        Expected forfeiture rate                    9.39%               9.10%


The Company did not grant any stock options in 2009.

We estimate the volatility of our stock price by using historical volatility looking back 156 weeks. We have considered using a combination of historical and implied volatility derived from traded options on our stock but do not believe that it would materially impact the company's estimates of future volatility over the expected life of the options. The expected term of options granted has been derived from the simplified method, due to changes in vesting terms and contractual lives of current options compared to our historical grants. We base the estimate of the risk-free interest rate on the United States Treasury zero-coupon yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends; accordingly, we have assumed a 0% dividend yield.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes total aggregate stock option activity for the period December 31, 2006 through December 31, 2009:

                                          Vested &                          Weighted
                                         Exercisable  Number of Shares       Average
                                           Balance      Outstanding      Exercise Price
                                         -----------    -----------      --------------
     Balance at December 31, 2006         1,072,294      1,422,494             5.16
         Granted                                           150,000            10.93
         Exercised                                        (244,306)            3.05
         Canceled or expired                               (21,688)            2.38
                                                        ----------
     Balance at December 31, 2007         1,099,300      1,306,500             6.26
         Granted                                           140,000             9.44
         Exercised                                        (243,086)            5.52
         Canceled or expired                               (30,208)            5.24
                                                        ----------
     Balance at December 31, 2008         1,050,606      1,173,206             6.82
         Granted                                                 -                -
         Exercised                                         (55,000)            1.32
         Canceled or expired                               (27,102)            6.07
                                                        ----------
     Balance at December 31, 2009         1,043,104      1,091,104             7.12
                                         ===========    ===========


The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2009.

                                        Average          Options
     Exercise        Options          Remaining        Fully-Vested     Un-Vested Options
     Prices(1)    Outstanding at      Contractual   And Exercisable at     Balance at
      (series)   December 31, 2009        Life      December 31, 2009   December 31, 2009
     --------    -----------------    -----------   -----------------   -----------------

     $   0.96             51,104          0.8                 51,104                   -
     $   1.00             20,000          1.2                 20,000                   -
     $   1.81             40,000          4.5                 40,000                   -
     $   1.87             20,000          3.3                 20,000                   -
     $   2.05             57,000          4.2                 57,000                   -
     $   2.32             40,000          3.4                 40,000                   -
     $   2.50             75,000          5.2                 75,000                   -
     $   3.75            150,000          5.5                150,000                   -
     $   6.83             25,000          6.9                 25,000                   -
     $   9.15            150,000          6.4                150,000                   -
     $  11.97            193,000          6.3                193,000                   -
     $  10.93            150,000          7.5                150,000                   -
     $   9.44            120,000          8.2                 72,000              48,000
                   --------------                     ---------------   -----------------
                       1,091,104                           1,043,104              48,000
                   ==============                     ===============   =================

(1)The exercise price indicates the market value at grant date and is the strike price at exercise. For each series, the exercise price is the weighted average exercise price of the series.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   At December 31,
                                                                         ---------------------------------
                                                                            2009        2008        2007
                                                                               (dollars in thousands)
                                                                         ---------------------------------
     Total intrinsic value of options:
          Outstanding                                                    $     737   $   1,060   $   6,775
          Exercisable                                                          737       1,060       6,463
          Exercised during the year                                            107       1,416       1,605

     Available for grant at December 31, 2009                                                      433,125
     Weighted-average remaining life of all options outstanding at December 31, 2009             3.6 years

Restricted Stock Units
----------------------

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

Restricted Stock Awards
-----------------------

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

The following is a summary of the Company's restricted stock awards for the year ended December 31, 2009:

                                                        Number of     Weighted-
                                                       restricted   average fair
                                                         shares        value
                                                         -------      --------
     Unvested restricted shares at December 31, 2008        --        $   --
         Granted in 2009                                  46,875      $   5.12
         Vested in 2009                                  (23,436)     $   3.63
         Forfeited in 2009                                  --        $   --
                                                         -------      --------
     Unvested restricted shares at December 31, 2009      23,439      $   5.12


The total fair value of the restricted stock that vested in the year end
December 31, 2009 was $85,000. The weighted-average remaining life of restricted stock awards outstanding at December 31, 2009 was 0.5 years.

Compensation Expense
--------------------

The Company recognized non-cash compensation expense related to its stock compensation plans of $0.7 million, $1.3 million and $1.4 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. As of December 31,
2009, unrecognized compensation expense was approximately $383,000. The weighted average period over which total compensation related to stock options and restricted stock awards is expected to be recognized in 18 months.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -REDEEMABLE PREFERRED STOCK AUTHORIZED

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

NOTE 15 - FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

                                            2009        2008        2007
                                          --------    --------    --------
                                                  (in thousands)
                                          --------------------------------
     Current
          Federal                         $    (91)   $ 10,853    $  8,619
          Foreign                               70          30          42
          State                                838       2,158       1,510
                                          --------    --------    --------
                                               817      13,041      10,171
                                          --------    --------    --------
     Deferred
          Federal                              524      (1,125)     (1,890)
          Foreign                               (3)         16           4
          State                                 56        (167)        (76)
                                          --------    --------    --------
                                               577      (1,276)     (1,962)
                                          --------    --------    --------

              Total tax provision         $  1,394    $ 11,765    $  8,209
                                          ========    ========    ========






                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the deferred tax asset (liability) consisted of the following at December 31, 2009 and 2008:

                                                          2009        2008
                                                         -------    -------
                                                           (in thousands)
                                                         ------------------
     Deferred tax asset
          Allowance for doubtful accounts                $ 2,063    $ 2,280
          Net operating loss carry-forward                   573        680
          Accruals not yet deductible for tax purposes     2,074      2,632
          Stock options                                    1,063      1,073
                                                         -------    -------
              Deferred tax assets                          5,773      6,665
                                                         -------    -------
          Less:  Valuation allowance                        (567)      (553)
              Deferred tax assets                          5,206      6,112
                                                         -------    -------

     Deferred tax liabilities
          Depreciation                                      (369)      (358)
          Prepaid expenses                                  (670)      (601)
          Goodwill                                          (310)      (719)
                                                         -------    -------
              Deferred tax liability                      (1,349)    (1,678)
                                                         -------    -------

              Deferred tax asset, net                    $ 3,857    $ 4,434
                                                         =======    =======


The following is a reconciliation of expected to actual income tax expense from continuing operations:

                                                                      2009        2008        2007
                                                                    --------    --------    --------
                                                                            (in thousands)
                                                                    --------------------------------
     Federal income tax expense at 35% for 2009, 35% for 2008 and   $    891    $ 10,507    $  7,235
        35% for 2007, respectively
     State and foreign taxes, net of federal income tax effect           585       1,296         935
     Nondeductible expenses                                              122         105         106
     Stock compensation expense                                          116         133        (268)
     Foreign investment                                                   21        --          --
     Valuation allowance                                                  14          37         208
     Prior year provision to return                                     (302)       --          --
     Domestic production activity deduction                             --          (366)       --
     Other, net                                                          (53)         53          (7)
                                                                    --------    --------    --------
              Total tax provision                                   $  1,394    $ 11,765    $  8,209
                                                                    ========    ========    ========


The Company had a federal net operating loss carry-forward at December 31, 2009 of approximately $18,000. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carry-forward that will be available for utilization from 2008 through 2010.

The Company also has a foreign net operating loss carry-forward at December 31, 2009 of approximately $1.4 million. This loss is available for utilization from 2008 through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada. The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $567,000 against the entire net operating loss.

On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income
Taxes, and Related Implementation Issues," which is now codified under ASC 740, Income Taxes. This standard provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under ASC 740, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. This interpretation also revises the disclosure requirements and was adopted by the Company effective as of January 1, 2007.
There are currently no material tax positions identified as uncertain for the Company or its' subsidiaries.


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of December 31, 2009, we have not recognized interest or penalties relating to any uncertain tax positions.

During 2007, the Company's subsidiary, ENGlobal Land, Inc. was audited for the pre-acquisition fiscal year ended September 30, 2005. There was no material adjustment as a result of this audit, and it has been closed. The Company is currently not the subject of any examination by the Internal Revenue Service, and the open years subject to audit are currently tax years 2006-2008. In most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

NOTE 16 - SALE OF ASSET

During May 2008, the Company received cash proceeds of $382,000 upon completion of the sale of property owned through, PEI Investments. The Company recognized a gain of $84,000 on the transaction.

During June 2007, the Company completed the sale of a building in Baton Rouge, Louisiana and recognized a gain of $483,000 on the transaction. The total sales price was $1.85 million consisting of cash of $370,000 and a Note Receivable for the remaining $1.48 million. During July 2008, the note was paid in full.

NOTE 17 - SEGMENT INFORMATION

ENGlobal has four reportable segments: Engineering, Construction, Automation and Land. Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies.

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement, and construction management. The Construction segment provides construction management personnel and services in the areas of inspection, vendor and turnaround management, plant asset management, commissioning and start-up, instrumentation and electrical, mechanical integrity, field support and quality assurance. The Automation segment provides services related to the design, fabrication, and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects.
The Land segment provides land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.

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


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Segment information for 2009, 2008 and 2007 is as follows:

                                     Engineering  Construction   Automation      Land       Corporate       Total
                                     -----------  ------------   ----------      ----       ---------       -----
                                                                     (in thousands)
                                     ------------------------------------------------------------------------------
2009
Net sales from external customers    $  139,064   $    100,118   $   72,322    $  31,958    $       -    $  343,462
Inter-segment sales                         588          1,690           96            -            -         2,374
Operating profit (loss)                   4,090          5,291        4,568        2,691      (13,614)        3,026
Depreciation and amortization             1,589            497        1,208          664          817         4,775
Tangible assets                          34,791         15,983       19,273        5,345        8,714        84,106
Goodwill                                 13,418          3,187        1,762        3,924            -        22,291
Other intangible assets                      48            504        2,488        1,198            -         4,238
Capital expenditures                      1,090             25        1,797           88          217         3,217

2008
Net sales from external customers    $  251,702   $    139,360   $   59,730    $  42,540    $       -    $  493,332
Inter-segment sales                       1,009          8,354          642            -            -        10,005
Operating profit (loss)                  31,786          7,459        3,744        4,114      (15,504)       31,599
Depreciation and amortization             1,557            580          848          646        1,019         4,650
Tangible assets                          58,416         21,101       31,834        7,761        7,136       126,248
Goodwill                                 13,418          2,400        1,716        3,924            -        21,458
Other intangible assets                     120             80        3,003        1,797            -         5,000
Capital expenditures                        684            166          103           52          915         1,920

2007
Net sales from external customers    $  221,787   $     73,210   $   37,766    $  30,464    $       -    $  363,227
Inter-segment sales                          15         13,601        1,349            -            -        14,965
Operating profit (loss)                  28,784          7,133          (58)       2,105      (14,638)       23,326
Depreciation and amortization             1,910            436        1,186          640          801         4,973
Tangible assets                          50,077         14,928       15,393        8,775        6,379        95,552
Goodwill                                 13,187          2,116          699        3,924            -        19,926
Other intangible assets                       1            182        1,376        2,397            -         3,956
Capital expenditures                      1,123             24          420            7          621         2,195


The Engineering segment contributed 40.5% of our total revenue for 2009, as its revenue decreased $112.6 million, or 44.8%, from $251.7 million in 2008 to $139.1 million in 2009. The revenue in 2008 for this segment increased 13.5%, or $29.9 million, from $221.8 million in 2007.

                                             2009                 2008                  2007
                                      -----------------   -------------------   -------------------
                                                         (dollars in thousands)
     Total Engineering revenue:
         Detail-design                   92,000   66.2%       168,079   66.8%       132,210   59.6%
         Field services                  42,879   30.8%        50,647   20.1%        56,379   25.4%
         Procurement services               399    0.3%        30,038   11.9%        16,011    7.2%
         Fixed-price                      3,786    2.7%         2,938    1.2%        17,187    7.8%
                                      ----------          ------------          -----------
     Total Engineering revenue:       $ 139,064  100.0%    $  251,702  100.0%   $   221,787  100.0%
                                      ==========          ============          ===========



                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Construction segment contributed 29.1% of our total revenue for 2009, as its revenue decreased $39.3 million, or 28.2%, from $139.4 million in 2008 to $100.1 million in 2009. The revenue in 2008 for this segment increased 90.4%, or $66.2 million, from $73.2 million in 2007.

                                             2009                 2008                 2007
                                      ------------------   ------------------    -----------------
                                                         (dollars in thousands)
     Total Construction revenue:
         Pipeline                         85,507   85.4%      125,731   90.2%       60,430   82.5%
         Non-pipeline                     14,611   14.6%       13,629    9.8%       12,780   17.5%
                                      -----------          -----------           ----------
     Total Construction revenue:      $  100,118  100.0%   $  139,360  100.0%    $  73,210  100.0%
                                      ===========          ===========           ==========

The Automation segment contributed 21.1% of our total revenue for 2009, as its revenue increased $12.6 million, or 21.1%, from $59.7 million in 2008 to $72.3 million in 2009. The revenue in 2008 for this segment increased 58.2%, or $21.9 million, from $37.8 million in 2007.

                                             2009                 2008                 2007
                                      -------------------  ------------------    -----------------
                                                         (dollars in thousands)
     Total Automation revenue:
         Fabrication                      35,792   49.5%       28,266   47.3%       22,814   60.4%
         Non-fabrication                  36,530   50.5%       31,464   52.7%       14,952   39.6%
                                      -----------          -----------           ----------
     Total Automation revenue:        $   72,322  100.0%   $   59,730  100.0%    $  37,766  100.0%
                                      ===========          ===========           ==========

Tangible assets include cash, accounts receivable, costs in excess of billings, prepaid expenses, income tax receivables, deferred tax assets, property and equipment and deferred financing. Goodwill, other intangible assets, investments in subsidiaries, and inter-company accounts receivables and payables are excluded.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Employment Agreements
---------------------
The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire in December 2010, with the severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1)
termination for cause, 2) voluntary resignation, or 3) employee's death, the
Company is obligated to provide a severance benefit equal to between six and twelve months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of a non-competition agreement. These agreements are renewable for an additional one-year term at the Company's option. No liability is recorded for the
Company's obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

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

Insurance
---------
The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance and a general umbrella policy. The
Company is not aware of any claims in excess of insurance recoveries. ENGlobal


                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence and approximately $15.7 million in the aggregate for each policy year being covered by a separate insurance policy. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $0.9 million as of December 31, 2009 and $1.4 million as of December 31, 2008.


NOTE 19 - SUBSEQUENT EVENTS

On January 28, 2010, the court granted ENGlobal's Motion for Summary Judgment and dismissed with prejudice EcoProduct's claims against ENGlobal in their entirety. This judgment is subject to appeal. Based on information available to us at this time, we do not believe this litigation will have a material adverse effect on our financial condition.












                      ENGLOBAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  For the Quarters Ended - 2009
                                            March                  June               September               December
                                         -------------          ------------        --------------           ------------
                                                             (in thousands, except per share amounts)
                                         -------------------------------------------------------------------------------------
     Revenue per segment
         Engineering                     $     42,575   45.5%  $    33,454   41.9%  $     32,008   36.7%   $    31,027   37.5%
         Construction                          21,237   22.8%       22,436   28.1%        28,473   32.6%        27,972   33.7%
         Automation                            20,591   22.0%       15,577   19.5%        19,540   22.4%        16,614   20.1%
         Land                                   9,086    9.7%        8,412   10.5%         7,250    8.3%         7,210    8.7%
                                         -------------         ------------         -------------          ------------
              Total                      $     93,489  100.0%  $    79,879  100.0%  $     87,271  100.0%   $    82,823  100.0%
                                         =============         ============         =============          ============

     Gross profit per segment
         Engineering                     $      4,616    4.9%  $     2,753    3.5%  $      1,569    1.8%   $     1,510    1.8%
         Construction                           1,640    1.7%        1,789    2.2%         1,802    2.1%         1,894    2.3%
         Automation                             2,857    3.1%        1,217    1.5%         2,748    3.1%         1,881    2.3%
         Land                                   1,371    1.5%        1,288    1.6%         1,049    1.2%         1,069    1.3%
                                         -------------         ------------         -------------          ------------
              Total                      $     10,484   11.2%  $     7,047    8.8%  $      7,168    8.2%   $     6,354    7.7%
                                         =============         ============         =============          ============

         Net income                      $      2,013          $        50          $        (69)          $      (761)
                                         =============         ============         =============          ============

     Earnings per share - basic          $       0.07          $      0.00          $       0.00           $     (0.03)

     Earnings per share - diluted        $       0.07          $      0.00          $       0.00           $     (0.03)


                                                                  For the Quarters Ended - 2008
                                            March                  June               September               December
                                         -------------          ------------        --------------           ------------
                                                             (in thousands, except per share amounts)
                                         -------------------------------------------------------------------------------------
     Revenue per segment
         Engineering                     $     52,029   53.0%  $    77,479   57.0%  $     63,110   51.2%   $    59,084   43.4%
         Construction                          26,900   27.4%       35,654   26.2%        40,910   33.2%        35,896   26.4%
         Automation                            10,402   10.6%       11,036    8.1%         7,896    6.5%        30,396   22.4%
         Land                                   8,835    9.0%       11,842    8.7%        11,251    9.1%        10,612    7.8%
                                         -------------         ------------         -------------          ------------
              Total                      $     98,166  100.0%  $   136,011  100.0%  $    123,167  100.0%   $   135,988  100.0%
                                         =============         ============         =============          ============

     Gross profit per segment
         Engineering                     $      9,882   10.1%  $    12,779    9.4%  $      8,864    7.2%   $     7,344    5.4%
         Construction                           2,028    2.1%        3,988    2.9%         2,765    2.2%         1,671    1.2%
         Automation                             1,044    1.1%        1,362    1.0%           154    0.2%         4,925    3.6%
         Land                                   1,392    1.4%        2,172    1.6%         1,851    1.5%         1,586    1.2%
                                         -------------         ------------         -------------          ------------
              Total                      $     14,346   14.7%  $    20,301   14.9%  $     13,634   11.1%   $    15,526   11.4%
                                         =============         ============         =============          ============

         Net income                      $      4,003          $     6,702          $      3,495           $     4,059
                                         =============         ============         =============          ============

     Earnings per share - basic          $       0.15          $      0.25          $       0.13           $      0.15

     Earnings per share - diluted        $       0.15          $      0.24          $       0.13           $      0.15




                                   Schedule II
                                   -----------

                              ENGlobal Corporation

                        VALUATION AND QUALIFYING ACCOUNTS



                                                              Balance -                          Balance -
                                                              Beginning             Deductions-   End of
                         Description                          of Period  Additions  Write offs    Period
--------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
                                                               -----------------------------------------
Allowance for doubtful accounts

     For year ended December 31, 2009                          $ 2,288    $   728    $(1,148)    $ 1,868

     For year ended December 31, 2008                          $ 1,405    $ 1,620    $  (737)    $ 2,288

     For year ended December 31, 2007                          $   670    $   840    $  (105)    $ 1,405


     Reserve on current notes receivable for the year ended
        December 31, 2009                                      $   120    $  --      $  (120)    $  --

     Reserve on long-term notes receivable for the year
        ended December 31, 2009                                $ 3,709    $  --      $  --       $ 3,709


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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive
Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange
Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                                       85

b) Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the twelve months ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 31, 2009. We have concluded that our internal control over financial reporting at December 31, 2009, was effective.

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

    3.3  Amended and Restated Bylaws of Registrant dated        10-K           3.3      03/28/08     001-14217
         November 6, 2007

    3.4  Amendments to Amended and Restated Bylaws of           10-Q           3.2      05/07/08     001-14217
         Registrant dated April 29, 2008

    4.1  Registrant's specimen common stock certificate          S-3           4.1      10/31/05     333-129336

    4.2  Registration Rights Agreement by and among              S-3           4.2      10/31/05     333-129336
         Registrant and Certain Investors named therein
         dated September 29, 2005

    4.3  Securities Purchase Agreement  by and between           S-3           4.5      10/31/05     333-129336
         Tontine Capital Partners, L.P. and Registrant
         dated September 29, 2005

    4.4  Form of Subscription Agreement by and among             S-3           4.6      10/31/05     333-129336
         Registrant, Michael L. Burrow, Alliance 2000,
         Ltd. and certain subscribers

   10.1  Option Pool Agreement by and between Industrial       10-KSB         10.48     04/01/02     001-14217
         Data Systems Corporation and Alliance 2000, Ltd.
         dated December 21, 2001

   10.2  Amended and Restated Alliance Stock Option Pool        10-K          10.2      03/28/08     001-14217
         Agreement effective December 20, 2006

   10.3  Second Amended and Restated Alliance Stock Option       8-K          10.2      05/23/07     001-14217
         Agreement dated December 20, 2006

   10.4  ENGlobal Corporation Incentive Bonus Plan Dated         8-K          10.1      08/17/09     001-14217
         effective July 1, 2009

   10.5  Purchase Agreement by and between ENGlobal and         10-Q          10.1      11/07/08     001-14217
         Advanced Control Engineering, LLC dated
         September 25, 2008

   10.6  Promissory Note Payable between Registrant and         10-Q          10.2      11/07/08     001-14217
         Frank H McIlwain dated September 30, 2008

   10.7  Promissory Note Payable between Registrant and         10-Q          10.3      11/07/08     001-14217
         James A Walters dated  September 30, 2008

   10.8  Promissory Note Payable between Registrant and         10-Q          10.4      11/07/08     001-14217
         William M Bosarge dated  September 30, 2008

   10.9  Promissory Note Payable between Registrant and         10-Q          10.5      11/07/08     001-14217
         Matthew R Burton dated September 30, 2008



                                                                       Incorporated by Reference to:
                                                              ------------------------------------------------
                                                                                         Filing
                                                               Form or                  Date with    SEC File
Exhibit No.                 Description                       Schedule     Exhibit No.     SEC        Number
-----------                 -----------                       --------     -----------  ---------    ---------

  10.10  Second Amended and Restated Lease Agreement            10-Q          10.63     08/12/02     001-14217
         between Petrocon Engineering, Inc. and Corporate
         Property Associates dated February 28, 2002 (Exec
         I)

  10.11  Guaranty and Suretyship Agreement between              10-Q          10.64     08/12/02     001-14217
         Industrial Data Systems Corporation and Corporate
         Property Associates dated April 26, 2002 (Exec I)

  10.12  Amended and Restated 1998 Incentive Plan of            10-K          10.6      03/28/08     001-14217
         Registrant dated June 8, 2006

  10.13  First Amendment to the Amended and Restated 1998       10-K          10.7      03/28/08     001-14217
         Incentive Plan of Registrant dated June 14, 2007

  10.14  Form of Incentive Stock Option Award Agreement of      10-K          10.8      03/28/08     001-14217
         1998 Incentive Plan of Registrant

  10.15  Form of Non-qualified Stock Option Agreement            S-8          10.80     08/24/05     333-127803
         Granted Outside of 1998 Incentive Plan of
         Registrant

  10.16  Form of Restricted Stock Unit Award Agreement          10-Q          10.2      08/11/08     001-14217
         between Registrant and its Independent
         Non-employee Directors

  10.17  Form of Restricted Stock Award Agreement of 2009       10-Q          10.1      08/10/09     001-14217
         Equity Incentive Plan between Registrant and its
         independent directors

  10.18  Lease Agreement between Oral Roberts University        10-K          10.11     03/28/08     001-14217
         and ENGlobal Engineering, Inc. dated
         January 27, 2005

  10.19  First Amendment to the Lease Agreement between        10-K/A         10.26     03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated April 5, 2005

  10.20  Second Amendment to the Lease Agreement between       10-K/A         10.27     03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated June 15, 2005

  10.21  Third Amendment to the Lease Agreement between        10-K/A         10.28     03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated December 28, 2005

  10.22  Fourth Amendment to the Lease Agreement between       10-K/A         10.29     03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated February 27, 2006

  10.23  Fifth Amendment to the Lease Agreement between        10-K/A         10.30     03/29/07     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated July 28, 2006

  10.24  Sixth Amendment to the Lease agreement between         10-K          10.17     03/28/08     001-14217
         Oral Roberts University and ENGlobal Engineering,
         Inc. dated June 20, 2007

  10.25  Build-to-Suit Lease Agreement between Clay Real        10-Q          10.1      05/07/08     001-14217
         Estate Development, L.P. and ENGlobal Corporate
         Services, Inc., executed March 6, 2008


                                                                       Incorporated by Reference to:
                                                              ------------------------------------------------
                                                                                         Filing
                                                               Form or                  Date with    SEC File
Exhibit No.                 Description                       Schedule     Exhibit No.     SEC        Number
-----------                 -----------                       --------     -----------  ---------    --------

 *10.26  First Amendment to the Lease Agreement between
         Clay Real Estate Development, L.P. and ENGlobal
         Corporate Services, Inc. executed January 15, 2009

  10.27  Credit agreement by and between Wells Fargo Bank        8-K          10.1      01/11/10     001-14217
         and Registrant and its subsidiaries dated
         December 29, 2009

  10.28  Hand Note between South Louisiana Ethanol LLC and      10-Q          10.2      11/09/07     001-14217
         ENGlobal Engineering, Inc dated October 22, 2007

  10.29  Collateral Mortgage between South Louisiana            10-Q          10.3      11/09/07     001-14217
         Ethanol LLC, and ENGlobal Engineering, Inc. dated
         August 26, 2007

  10.30  Collateral Mortgage between South Louisiana            10-Q          10.4      06/14/07     001-14217
         Ethanol LLC and ENGlobal Engineering, Inc. dated
         August 31, 2007

  10.31  Amended and Restated ENGlobal 401(k) Plan             10-K/A         10.22     03/29/07     001-14217
         effective October 1, 2005

  10.32  First Amendment of the ENGlobal 401(k) Plan           10-K/A         10.21     03/29/07     001-14217
         effective December 21, 2001

  10.33  Second Amendment to the ENGlobal 401(k) Plan          10-K/A         10.23     03/29/07     001-14217
         effective April 1, 2006

  10.34  Third Amendment to the ENGlobal 401(k) Plan           10-K/A         10.24     03/29/07     001-14217
         effective July 1, 2006

  10.35  Fourth Amendment to the ENGlobal 401(k) Plan           10-K          10.33     03/16/09     001-14217
         effective July 1, 2008

  10.36  Fifth Amendment to the ENGlobal 401(k) Plan            10-Q          10.1      05/11/09     001-14217
         effective January 1, 2009

  10.37  Regulations Amendment to the ENGlobal 401(k)           10-K          10.21     03/16/07     001-14217
         Plan effective January 1, 2006

  10.38  Key Managers Incentive Plan of Registrant              8-K           10.43     04/10/07     001-14217
         effective January 1, 2007

  10.39  Key Executive Employment Agreement between            10-K/A         10.39     03/29/07     001-14217
         Registrant and William A. Coskey effective
         January 1, 2006

  10.40  Key executive Employment Agreement between             10-K          10.37     03/16/09     001-14217
         Registrant and Robert W. Raiford effective
         August 9, 2008

 *10.41  Key Executive Employment Agreement between
         Registrant and Michael M. Patton effective
         October 13, 2009

  10.42  Key executive Employment Agreement between             10-K          10.39     03/16/09     001-14217
         Registrant and R. David Kelley effective
         August 9, 2008


                                                                       Incorporated by Reference to:
                                                              ------------------------------------------------
                                                                                         Filing
                                                               Form or                  Date with    SEC File
Exhibit No.                 Description                       Schedule     Exhibit No.     SEC        Number
-----------                 -----------                       --------     -----------  ---------    ---------

  10.43  Form of Indemnification Agreement between              10-Q          10.1      08/11/08     001-14217
         Registrant and its Directors and Executive
         Officers

  10.44  Security Agreement by and between Wells Fargo           8-K          10.2      01/11/10     001-14217
         Bank and ENGlobal Corporation and its
         subsidiaries dated December 29, 2009

  10.45  Security Interest Agreement and Acknowledgment          8-K          10.3      01/11/10     001-14217
         by and between Wells Fargo Bank and ENGlobal
         Corporation and its subsidiaries dated
         December 29, 2009

  10.46  Letter of Termination by and between Comerica           8-K          10.4      01/11/10     001-14217
         Bank and ENGlobal Corporation and its
         subsidiaries dated December 30, 2009

   11.1  Statement Regarding Computation of Per Share           10-K          11.1      03/28/08     001/14217
         Earnings is included as Note 2 to the Notes to
         Consolidated Financial Statements

  *14.1 Code of Business Conduct and Ethics of Registrant dated June 18, 2009

  *14.2  Code of Ethics for Chief Executive Officer and
         Senior Financial Officers of Registrant dated
         June 18, 2009

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














                                                        91

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal CORPORATION

Dated:   March 8, 2010
                           By: //s// William A. Coskey
                                     William A. Coskey, P.E.,
                                     Chief Executive Officer, Director


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

                           By: //s// William A. Coskey
                                     William A. Coskey, P.E.
                                     Chief Executive Officer, Director

                           By: //s// William A. Coskey
                                     William A. Coskey, P.E.
                                     Chairman of the Board, Director

                           By: //s// Robert W. Raiford
                                     Robert W. Raiford
                                     Chief Financial Officer, Treasurer

                           By: //s// Meredith N. Barnes
                                     Meredith N. Barnes, CMA
                                     Controller

                           By: //s// David W. Gent
                                     David W. Gent, P.E., Director

                           By: //s// Randall B. Hale
                                     Randall B. Hale, Director

                           By: //s// David C. Roussel
                                     David C. Roussel, Director