Form 10-Q
period 2010-03-31
ENGLOBAL CORP
filed 2010-05-05
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14217

ENGlobal Corporation
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)

88-0322261
(I.R.S Employer Identification No.)

654 N. Sam Houston Parkway E., Suite 400, Houston, TX	77060-5914
(Address of principal executive offices)	(Zip code)

(281) 878-1000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Exchange Act.  (check one):

Large Accelerated Filer		Accelerated Filer	X
Non-Accelerated Filer	( (Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of May 3, 2010.
$0.001 Par Value Common Stock	27,444,659 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

		Page
		Number

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the Three Months Ended
	March 31, 2010 and March 31, 2009	4

	Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2010 and March 31, 2009	6

	Notes to Condensed Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-31

	Engineering Segment Results	24
	Construction Segment Results	26
	Automation Segment Results	28
	Land Segment Results	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	35

PART I. – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except earnings per share)

	For the Three Months Ended March 31,
	2010	2009
Revenues	$67,984	$93,489
Operating costs	63,112	83,005
Gross profit	4,872	10,484

Selling, general and administrative	7,383	7,107
Operating income (loss)	(2,511)	3,377

Other income (expense):
Other income (expense)	(11)	264
Interest income (expense), net	(76)	(211)
Income (loss) before income taxes	(2,598)	3,430

Provision for federal and state income taxes	(1,060)	1,417

Net income (loss)	$(1,538)	$2,013

Earnings (loss) per common share:
Basic	$(0.06)	$0.07
Diluted	$(0.06)	$0.07
Weighted average shares used in computing earnings (loss) per share (in thousands):
Basic	27,434	27,295
Diluted	27,434	27,498

See accompanying notes to interim condensed consolidated financial statements.

 ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

ASSETS
	March 31, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$337	$143
Trade receivables, net of allowances of $1,524 and $1,868	42,328	47,715
Prepaid expenses and other current assets	1,818	2,182
Current portion of notes receivable	-	15
Costs and estimated earnings in excess of billings on uncompleted contracts	4,457	6,557
Federal and state income taxes receivable	3,243	2,221
Deferred tax asset	3,250	3,250
Total Current Assets	$55,433	$62,083
Property and equipment, net	5,622	5,983
Goodwill	22,390	22,291
Other intangible assets, net	3,844	4,238
Long term trade and notes receivable, net of current portion and allowances	14,563	14,621
Deferred tax asset, non-current	607	607
Other assets	783	812
Total Assets	$103,242	$110,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,470	$8,252
Accrued compensation and benefits	11,213	11,511
Current portion of long-term debt and leases	1,068	1,064
Deferred rent	800	613
Billings in excess of costs and estimated earnings on uncompleted contracts	2,859	3,601
Other current liabilities	1,446	734
Total Current Liabilities	$25,856	$25,775

Long-Term Debt and Leases, net of current portion	105	6,149
Total Liabilities	$25,961	$31,924
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,444,659 and 27,407,159 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$27	$27
Additional paid-in capital	37,208	37,108
Retained earnings	40,135	41,672
Accumulated other comprehensive income (loss)	(89)	(96)
Total Stockholders’ Equity	$77,281	$78,711
Total Liabilities and Stockholders’ Equity	$103,242	$110,635

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(1,538)	$2,013
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,050	1,236
Share-based compensation expense	100	148
(Gain)/Loss on disposal of property, plant and equipment	(7)	45
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	5,447	20,749
Costs and estimated earnings in excess of billings on uncompleted contracts	2,101	(284)
Prepaid expenses and other assets	354	203
Accounts payable	219	(6,782)
Accrued compensation and benefits	(298)	(9,185)
Billings in excess of costs and estimated earnings on uncompleted contracts	(743)	1,384
Other liabilities	800	(138)
Income taxes receivable/payable	(1,022)	(1,152)
Net cash provided by operating activities	$6,463	$8,237
Cash Flows from Investing Activities:
Property and equipment acquired	(259)	(1,673)
Proceeds from note receivable	15	-
Proceeds from sale of other assets	8	3
Net cash used in investing activities	$(236)	$(1,670)
Cash Flows from Financing Activities:
Net borrowings (payments) on line of credit	(6,000)	(2,530)
Borrowing (repayments) under capital lease	(47)	14
Other long-term debt repayments	7	(863)
Net cash used in financing activities	$(6,040)	$(3,379)
Effect of Exchange Rate Changes on Cash	7	(1)
Net change in cash	194	3,187
Cash, at beginning of period	143	1,000
Cash, at end of period	$337	$4,187

See accompanying notes to interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The Company consolidates all of its subsidiaries and all significant inter-company accounts and transactions have been eliminated in the consolidation.

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) included herein are unaudited for the three month periods ended March 31, 2010 and 2009, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2009, have been derived from the audited financial statements.  These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  It is suggested that these condensed financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The Company has assessed subsequent events through the date of filing these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

A summary of critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2009 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K.

NOTE 3 – SHARE-BASED COMPENSATION

The Company’s 1998 Incentive Plan (“Option Plan”) that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008.  The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights.  All stock option grants were for a ten-year term.  Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested.  Stock options issued to directors under the Option Plan vested quarterly over a one-year period.  As of May 5, 2010, 1,090,158 shares of Common Stock remained subject to outstanding awards previously granted under the Option Plan.

In June 2009, the Company’s stockholders approved a new 2009 Equity Incentive Plan (“Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock.  The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards.  Grants to employees will generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested.  Grants to non-employee directors will vest quarterly over a one-year period coinciding with their service term.

Total share-based compensation expense in the amount of $100,000 and $148,000 was recognized during the three months ended March 31, 2010 and 2009, respectively.  Share-based compensation expense is reported in selling, general and administrative expense.

Stock Options

Compensation expense related to outstanding non-vested stock option awards under the Option Plan of $230,000 had not been recognized at March 31, 2010.  This compensation expense is expected to be recognized over a weighted-average period of approximately 21 months.

Notes to Condensed Consolidated Financial Statements

The following table summarizes stock option activity through the first quarter of 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)*
Balance at December 31, 2009	1,091,104	$7.12	3.6	$737
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled or expired	(946)	0.96	-	-

Balance at March 31, 2010	1,090,158	$7.12	5.5	$344

Exercisable at March 31, 2010	1,042,158	$7.01	5.4	$344

*Based on average stock price through the first quarter of 2010 of $3.04 per share.  The average stock price for the same period in 2009 was $3.49 per share.  The total fair value of vested options outstanding as of March 31, 2010 and 2009 was $0.3 million and $0.6 million, respectively.

There were no options exercised during the three months ended March 31, 2010 and 2009.

Restricted Stock Units

On August 8, 2008, the Company granted restricted stock units equivalent to 6,420 shares of common stock to each of its three non-employee directors.  These restricted stock units, granted outside of the Option Plan, were intended to compensate and retain the directors over the one-year service period commencing July 1, 2008.  The fair value of the award was $93,411 per director based on the market price of $14.55 per share on the date granted.  Upon vesting, which was equally at quarterly intervals, the units became convertible into cash based on the then market price of the Company’s shares at each respective vesting date.  Each director’s vested units were settled for the cash value of $41,698 on or before July 17, 2009.

Restricted Stock Awards

On June 18, 2009, the Company granted restricted stock awards of 15,625 shares of common stock to each of its three non-employee directors.  These restricted stock awards are intended to compensate and retain the directors over the one-year service period commencing July 1, 2009.  The fair value of the awards was $80,000 per director based on the market price of $5.12 per share of the Company’s stock on the date the awards were granted.  The restricted stock awards vest in equal quarterly installments beginning on September 30, 2009, so long as the grantee continues to serve as a director of the Company.  Recognition of compensation expense related to the restricted stock awards commenced during the three months ended September 30, 2009.

On January 27, 2010, the Company granted restricted stock awards of 37,500 shares of common stock to two of its employees.  The fair value of the awards was $115,875 based on the market price of $3.09 per share of the Company’s stock on the date the awards were granted.  The restricted stock awards will vest at the end of each year in four equal installments beginning December 31, 2010.

The amount of compensation expense related to all restricted stock awards that had not been recognized at March 31, 2010, totaled $169,000.

Notes to Condensed Consolidated Financial Statements

NOTE 4 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(dollars in thousands)

Costs incurred on uncompleted contracts	$39,632	$32,984
Estimated earnings on uncompleted contracts	6,860	5,784
Earned revenues	46,492	38,768
Less: billings to date	44,894	35,812
Net costs and estimated earnings in excess of billings on uncompleted contracts	$1,598	$2,956

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,457	$6,557
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,859)	(3,601)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$1,598	$2,956

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs.  Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known.  To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated.  We currently have $1.8 million in contingency for the period ended March 31, 2010 compared to $2.1 million for the period ended March 31, 2009.  Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed.  For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until either a written authorization or payment is received.  The current amount of revenue deferred for these reasons is $0.8 million for the period ended March 31, 2010 compared to $0.6 million for the period ended March 31, 2009.

NOTE 5 – LINE OF CREDIT AND DEBT

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Schedule of Long-Term Debt and Leases:
Wells Fargo Credit Facility	$-	$6,000
Watco Management, Inc.	132	132
FH McIlwain, PC; JA Walters, PC; WM Bosarge, PC; MR Burton, PC	655	651
ICP Transco, Inc.	190	187
Total long-term debt	977	6,970
Less: current maturities of long-term debt	(872)	(872)
Long-term debt, net of current portion	105	6,098
Borrowings under capital lease	196	243
Less: current maturities of capital lease	(196)	(192)
Total long-term debt and leases, net of current portion	$105	$6,149

Notes to Condensed Consolidated Financial Statements

NOTE 6 – SEGMENT INFORMATION

ENGlobal has four reportable segments: Engineering, Construction, Automation and Land.  Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies.

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services to the midstream and downstream sectors.  Services provided by the Engineering segment include feasibility studies, engineering, design, procurement, and construction management.

Serving primarily the midstream and upstream sectors, the Construction segment provides construction management personnel and services primarily in the area of inspection but also in the areas of construction, construction management, vendor and turnaround management, plant asset management, commissioning and start-up, instrumentation and electrical, mechanical integrity, field support and quality assurance.

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors.

The Land segment provides land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.

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

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2010 (dollars in thousands)	Engineering	Construction	Automation	Land	All Other	Consolidated

Revenue before eliminations	$29,428	$17,179	$15,217	$6,270	$-	$68,094
Inter-segment eliminations	-	(110)	-	-	-	(110)
Revenue	29,428	17,069	15,217	6,270	-	67,984
Gross profit	1,913	760	1,382	817	-	4,872
SG&A	2,394	389	1,137	447	3,016	7,383
Operating income (loss)	(481)	371	245	370	(3,016)	(2,511)
Other income (expense)						(11)
Interest income (expense)						(76)
Tax provision						1,060
Net loss						$(1,538)

For the three months ended March 31, 2009 (dollars in thousands)

Revenue before eliminations	$43,115	$22,550	$20,677	$9,086	$-	$95,428
Inter-segment eliminations	(540)	(1,313)	(86)	-	-	(1,939)
Revenue	42,575	21,237	20,591	9,086	-	93,489
Gross profit	4,616	1,640	2,857	1,371	-	10,484
SG&A	1,326	476	1,574	637	3,094	7,107
Operating income (loss)	3,290	1,164	1,283	734	(3,094)	3,377
Other income (expense)						264
Interest income (expense)						(211)
Tax provision						(1,417)
Net income						$2,013

Financial information about geographic areas
Revenue from the Company’s non-U.S. operations is not material.  Long-lived assets (principally leasehold improvements and computer equipment) located in Canada were valued at $8,000 as of March 31, 2010, net of accumulated depreciation, stated in U.S. dollars.

NOTE 7 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Current	$180	$1,381
Deferred	(1,240)	36
Total tax provision (benefit)	$(1,060)	$1,417
Effective tax rate	40.8%	41.3%

As required by ASC 740 the Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period.

Notes to Condensed Consolidated Financial Statements

NOTE 8 – EARNINGS PER SHARE

The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share (“EPS”).

	Three Months Ended March 31,
	2010	2009
	(shares in thousands)
Weighted average shares outstanding used to compute basic EPS	27,434	27,295
Effect of share-based compensation plans	-	203
Shares used to compute diluted EPS	27,434	27,498

The Company excluded potentially issuable shares of 788,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for both three month periods ended March 31, 2010 and 2009.

NOTE 9 –COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain of its executive and other officers, the terms of which expire on or before December 2010, with the severance terms ranging from six to twelve months.  Such agreements provide for minimum salary levels.  If employment is terminated for any reason other than (1) termination for cause, (2) voluntary resignation or (3) the employee’s death, the Company is obligated to provide a severance benefit equal to between six and twelve months of the employee’s salary, and, at its option, an additional six months at 50% to 100% of the employee’s salary in exchange for an extension of a non-competition agreement.  These agreements are renewable for an additional one-year at the Company’s option.  No liability is recorded for the Company’s obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

Long-term Trade and Notes Receivable

In the first quarter of 2007, ENGlobal Engineering, Inc. (“EEI”) and South Louisiana Ethanol, LLC (“SLE”) executed an agreement for engineering, procurement and construction (“EPC”) services relating to the retro-fit of an ethanol plant in southern Louisiana (the “SLE project”).  In October 2007, SLE executed a promissory note, or “Hand Note,” payable to the Company and having a principal balance of approximately $12.3 million, constituting amounts then due to the Company for its work performed in connection with the project.  The history of the SLE Project is described in Note 12 to the Company’s condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and is discussed further in the Company’s Annual Reports on Form 10-K for years ended December 31, 2007, 2008 and 2009, under Litigation, below, of this Quarterly Report on Form 10-Q.

On March 13, 2009, the Company entered into a letter agreement (the “letter agreement”) with Alon USA, LP (“Alon”) resolving the payment of due and past due accounts receivable invoices in the aggregate amount of $6.8 million.  The principal terms of the letter agreement include the recovery of amounts due in monthly payments beginning in March 2009 and ending with final payment in December 2009.  The $6.8 million payment plan included $4.6 million in subcontractor obligations which are included in our Accounts Payable balances.  As of September 30, 2009, receipts against the note and payments of subcontractor obligations were current with balances remaining of $3.1 million and $2.1 million respectively.  However, the Company did not receive the full amount of the scheduled $800,000 monthly payment due on October 20, 2009.  Instead, Alon notified the Company that it had a claim against the Company relating to a separate, completed project, in the amount of the balance due under the letter agreement and further, that it was offsetting the amount of its claim against the amount it owed the Company under the letter agreement.  During the fourth quarter of 2009, the Company reclassified the notes receivable to a long-term notes receivable.  At this time, the note balance following the partial payment is approximately $3.0 million.  The Company had previously filed a materialman’s and mechanic’s lien on February 13, 2009 and from the facts determinable at present, we believe all amounts are collectible.

Notes to Condensed Consolidated Financial Statements

The Company has reclassified the accounts receivable balance of $3.0 million related to the Bigler, L.P. litigation and subsequent bankruptcy filing to a long term claims receivable.  The Company believes its lien position is favorable and that there is sufficient collateral to cover all amounts due to the Company.  However, full collection is not assured and the Company continues to assess its lien priorities and other matters related to the distribution of assets.  A failure to collect a material portion of this claim could have a material financial impact, but should not impact the Company’s liquidity position as charge-backs would be non-cash in nature.  The Company plans to closely monitor the bankruptcy claims and will continue to pursue all available remedies to recover the entire amount due on its claims.  At this time, the Company considers the claim to be collectible and the company has not recorded a reserve against the account balance but has created a reserve to cover its anticipated legal expenses.

Litigation

Due to past due payments on accounts receivable invoices for services provided to Bigler, LP (“Bigler”) in the amount of $3.0 million, the Company filed a materialman’s and mechanic’s lien on the property on which the services were performed.  In response, Bigler filed a petition entitled Bigler, L.P. f/k/a Bigler Trading Company, Inc. and Bigler Land, LLC vs. ENGlobal Engineering, Inc. in the 234th District Court of Harris County, Case Number 2009-15676, asking for declaratory relief clearing title of the lien and seeking unspecified monetary damages.  ENGlobal has filed a counterclaim for collection of the fees due, and foreclosure of its lien.  The court has denied Bigler’s pre-trial motion to vacate the lien, preserving ENGlobal’s secured status.  On October 30, 2009, Bigler filed a petition in U.S. Bankruptcy Court for the Southern District of Texas (Houston), Bankruptcy Petition #09-38188.  The bankruptcy has stayed ENGlobal’s collection proceedings.  ENGlobal has been listed as a disputed, un-liquidated secured creditor.  All the other lien claimants have been listed by Bigler as disputed.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC.  The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana.  In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case number 09-12676.

In November 2009, the Company filed a petition entitled ENGlobal Engineering, Inc. vs. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the 162nd District Court of Dallas County, Case Number 09-15915-I.  The lawsuit seeks to enforce the collection of the $3.0 million owed to ENGlobal for services performed for a refinery rebuild project that is remaining as amounts due on a letter payment agreement between ENGlobal and Alon USA, LP (“Alon”) and to foreclose on its lien.  The Company had previously filed a materialman’s and mechanic’s lien on February 13, 2009.  In Alon’s answer, Alon has pled that the Company is not entitled to any recovery because it committed a prior material breach, has not given offsets for deficient work, has billed for work that it did not perform or was not authorized to perform and its obligated to furnish Alon a recoupment of previous monies paid in offset of the current debt and is discussed further below under Note 11 - Subsequent Events.

ENGlobal was named as a defendant in a lawsuit entitled Ecoproduct Solutions, L.P. vs. ENGlobal Engineering and Swenson Technology, Inc.  The lawsuit was filed on October 8, 2009 in the 270th Judicial District Court of Harris County, Texas, Case Number 2009-64881, and was based on a contract for engineering services performed between November 2004 and August 2005 and for which ENGlobal received approximately $700,000.  EcoProduct claimed that it incurred actual damages of $45 million and sought to recover actual, consequential and punitive damages.  On January 28, 2010, the court granted ENGlobal’s Motion for Summary Judgment and dismissed with prejudice EcoProduct’s claims against ENGlobal in their entirety.  This judgment is subject to appeal and, if appealed, the Company intends to vigorously defend the claim.

As of the date of these interim financial statements, we are party to several legal proceedings arising in the ordinary course of business that we believe have been reserved for, are covered by insurance or if determined adversely to us, whether individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position.  However, we cannot predict the ultimate outcomes of these matters with certainty.  In addition, the Company has filed suit against a number of its clients for payment of accounts receivable.  Although the Company believes it will receive favorable judgments in these collection matters, due to impact of the downturn of the business and credit climate on its clients’ businesses, it may not be able to fully collect on judgments it receives.

Notes to Condensed Consolidated Financial Statements

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers’ compensation insurance, director’s and officer’s liability insurance and a general umbrella policy.  The Company is not aware of any claims in excess of insurance recoveries.  ENGlobal is partially self-funded for health insurance claims.  Provisions for expected future payments are accrued based on the Company’s experience.  Specific stop loss levels provide protection for the Company with $200,000 per occurrence and approximately $15.7 million in the aggregate for each policy year being covered by a separate insurance policy.  The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.1 million as of March 31, 2010 and $0.9 million as of December 31, 2009.

NOTE 10 – ACQUISITIONS

The Company had no acquisitions during the three months ended March 31, 2010.

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2010, the Company, through an immaterial business combination, acquired selected assets of Control Dynamics International, LP (“CDI”), a privately-held automation firm based in Houston, Texas.  Consideration approximated $1.9 million in cash and $0.5 million in the form of a note.  Additional consideration of up to $1.5 million could be awarded based on reaching specific revenue goals within a twelve month period and specific sales goals within a three year period.  CDI designs and manufactures industrial automation control systems primarily for the upstream energy industry.  CDI complements the services currently performed by the Automation segment and will allow ENGlobal to expand further into the upstream market.  Under the terms of the agreement, ENGlobal will not assume any CDI debt, nor will it be required to issue any stock as consideration for the acquired assets.  A certain key member of CDI’s management team has entered into an employment agreement with the Company.

As of the filing of this report, the Company is in the process of finalizing its valuations necessary to complete the accounting of this transaction.  Disclosures of the amounts of goodwill, identifiable assets and liabilities and contingent liabilities are not practical because they require the determination of the fair value associated with these items.

On April 6, 2010, the Company was notified that defendants Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. filed an Original Counterclaim to the Company’s petition entitled ENGlobal Engineering, Inc. vs. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the 162nd District Court of Dallas County, Case Number 09-15915.  The counterclaim seeks damages in an amount totaling more than $3.0 million due to gross negligence in professional malpractice related to services provided for the ULSG Project at Alon’s Big Spring, Texas refinery.  The Company has filed a motion for summary judgment on its breach of contract claim and a motion for partial summary judgment seeking to dispose of Alon’s affirmative defenses to the breach of contract claim.

On April 23, 2010, ENGlobal filed an action in the United States District Court for the Southern District of Texas, Case Number 4:10-cv-10352 entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. Kennett F. Stewart, John Paul, and William A. Hurst.  The lawsuit seeks to enforce collection of $18.75 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana, and allege fraud and personal liability by owners of South Louisiana Ethanol, LLC.

 ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities and future demand and industry conditions.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature.  Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

MD&A Overview

The following list sets forth a general overview of certain significant changes in the Company’s financial condition and results of operations for the three months ended March 31, 2010, compared to the corresponding period in 2009.

During the three months ended March 31, 2010
Revenues	Decreased 27.3%
Gross profit	Decreased 53.5%
Operating income	Decreased 174.4%
SG&A expense	Increased 3.9%
Net income	Decreased 176.4%

Management's Discussion and Analysis (continued)

Selected Balance Sheet Comparisons	As of March 31,	As of December 31,	As of March 31,
	2010	2009	2009
	(dollars in thousands)

Working capital	$29,577	$36,308	$57,644

Total assets	$103,242	$110,635	$135,595

Long-term debt and capital leases, net of current portion	$105	$6,149	$21,141

Stockholders’ equity	$77,281	$78,711	$78,887

Days sales outstanding	60	55	72

Long-term debt and capital leases, net of current portion, decreased 98.4%, or $6.0 million, from $6.1 million at December 31, 2009 to $0.1 million at March 31, 2010.  As a percentage of stockholders’ equity, long-term debt decreased to 0.1% from 7.8% over this three month period due primarily to a $6.0 million pay down on our line of credit.  The past due payments on Accounts Receivable invoices for services provided to Bigler negatively impacted our average days sales outstanding for the three month period ended March 31, 2010 by four days.  The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable.  We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

Total stockholders’ equity decreased 1.8%, or $1.4 million, from $78.7 million as of December 31, 2009 to $77.3 million as of March 31, 2010.  The decrease in stockholders’ equity compared to March 31, 2009 was 2.0%, or $1.6 million.

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Three Months
Ended March 31, 2010 and 2009
(Unaudited)

For the three months ended March 31, 2010 (dollars in thousands)	Engineering	Construction	Automation	Land	All Other	Consolidated

Revenue before eliminations	$29,428	$17,179	$15,217	$6,270	$-	$68,094
Inter-segment eliminations	-	(110)	-	-	-	(110)
Revenue	29,428	17,069	15,217	6,270	-	67,984	100.0%
Gross profit	1,913	760	1,382	817	-	4,872	7.2%
SG&A	2,394	389	1,137	447	3,016	7,383	10.9%
Operating income (loss)	(481)	371	245	370	(3,016)	(2,511)	(3.7%)
Other income (expense)						(11)	0.0%
Interest income (expense)						(76)	(0.1%)
Tax provision						1,060	1.5%
Net income (loss)						$(1,538)	(2.3%)
Diluted earnings per share						$(0.06)

For the three months ended March 31, 2009 (dollars in thousands)

Revenue before eliminations	$43,115	$22,550	$20,677	$9,086	$-	$95,428
Inter-segment eliminations	(540)	(1,313)	(86)	-	-	(1,939)
Revenue	42,575	21,237	20,591	9,086	-	93,489	100.0%
Gross profit	4,616	1,640	2,857	1,371	-	10,484	11.2%
SG&A	1,326	476	1,574	637	3,094	7,107	7.6%
Operating income (loss)	3,290	1,164	1,283	734	(3,094)	3,377	3.6%
Other income (expense)						264	0.3%
Interest income (expense)						(211)	(0.2%)
Tax provision						(1,417)	(1.5%)
Net income (loss)						$2,013	2.2%
Diluted earnings per share						$0.07

Increase/(Decrease) in Operating Results (dollars in thousands)

Revenue before eliminations	$(13,687)	$(5,371)	$(5,460)	$(2,816)	$-	$(27,334)
Inter-segment eliminations	540	1,203	86	-	-	1,829
Revenue	(13,147)	(4,168)	(5,374)	(2,816)	-	(25,505)	(27.3%)
Gross profit	(2,703)	(880)	(1,475)	(554)	-	(5,612)	(53.5%)
SG&A	1,068	(87)	(437)	(190)	(78)	276	3.9%
Operating income (loss)	(3,771)	(793)	(1,038)	(364)	78	(5,888)	(174.4%)
Other income (expense)						(275)	(104.2%)
Interest income (expense)						135	64.0%
Tax provision						2,477	(174.8%)
Net income (loss)						$(3,551)	(176.4%)
Diluted earnings per share						$(0.13)

Management's Discussion and Analysis (continued)

The decline in net income during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due in part to the effect of lower oil and gas processing margins, the uncertainty created by proposed U.S. government regulation in the oil and gas industry, the unavailability of project financing and the generally weak economy.  These factors have led our clients to spend less for our services through the deferral or cancellation of both capital and maintenance projects.  Delays in down-sizing of staffing levels with declining backlog resulted in lower utilization rates and materially impacted gross profit margin.  Competition has increased for the amount of project work on the market, putting pressure on our billing rate structures and profit margins.  In response to the economic pressures, we have also increased our sales efforts, therefore increasing costs, to focus on winning new work, expanding into new markets and increasing our client base.

The Company recognizes service revenue as soon as the services are performed.  For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until either a written authorization or payment is received.  The current amount of revenue deferred for these reasons is $0.8 million.  The majority of the Company’s service revenue historically has been provided through cost-plus contracts, whereas revenue from a majority of our fabrication and turnkey EPC projects has been earned on fixed-price contracts.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs.  Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known.  To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated.  We currently have $1.8 million in contingency.  Losses on contracts are recorded in full as they are identified.

In the course of providing our services, we routinely provide engineering, materials, and equipment and may provide construction services on a direct hire or subcontractor basis.  Generally, the materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business.  In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in reported revenue.  The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of the Company’s core business trends.

Operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel and other expenses generally unrelated to specific contracts, but directly related to the support of a segment’s operations.

All other SG&A expense is comprised primarily of business development costs, as well as costs related to the executive, investor relations/governance, finance, accounting, safety, human resources, project controls, legal and information technology departments, and other costs generally unrelated to specific projects, but which are incurred to support corporate activities and initiatives.

Industry and Company Overview:
We believe that our year-to-date revenues have been adversely affected by macroeconomic and industry conditions and that our revenue for the remainder of fiscal year 2010 is not likely to increase unless these conditions improve significantly.  For over a year, our domestic clients have been spending significantly less on both capital and maintenance energy-related projects in which we could participate.  We have been encouraged in recent months by an increasing trend of client inquiries and proposal activity in some of the sectors we serve, as well as signing several new client Master Service Agreements.  However, the extent to which the generally depressed level of client spending will persist and the resulting impact on our financial results is not clear and many industry experts believe that the depressed spending levels will continue through 2010.

Management's Discussion and Analysis (continued)

In the past, ENGlobal has benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters.  Most domestic refiners have now chosen to defer significant new spending given the recent economic conditions, lower refining margins, lower refinery utilization and uncertainty created by proposed government regulation.  The Company expects that once market conditions improve, there will be a continuation of compliance-driven refining projects, such as EPA environmental initiatives, DOT pipeline integrity requirements and OSHA safety-related projects.  Also, the Company is seeing opportunities to participate in projects to upgrade obsolete automation and control systems at existing refineries and to plan and manage turnaround projects.

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

The midstream industry, consisting of pipeline transportation, storage and natural gas processing, has not been immune to the industry downturn.  ENGlobal is capable of providing a midstream client with several services in addition to engineering, such as right-of-way acquisition, regulatory permitting, inspection and construction management.  Our clients are able to take advantage of our ‘all in’ capabilities in this sector.  The drivers we see behind growth in domestic midstream activity include:  (1) crude oil, natural gas and natural gas liquids transportation away from shale discoveries in various parts of the country, (2) increasing activity in natural gas liquids processing given improved fractionation margins,  (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwest and Northeast and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

Driven by government stimulus and improving credit availability, alternative energy may present the Company with new project opportunities.  To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to the production of ethanol and biofuels, and the gasification of refinery petroleum coke, municipal waste and other feedstocks as an energy source.  In addition, the Company has been pursuing business on electric power projects, as a large amount of capital spending is expected in the coming years, including the transporting of renewable electric energy produced in remote areas to population centers.  In many cases, alternative energy projects are being developed by newer and smaller firms that expect to benefit from government grants and tax incentives, rather than our larger, traditional energy clients.

ENGlobal expects that a majority of the large capital energy-related projects will be built overseas.  Therefore, the Company is forming business relationships with operating companies and other service providers that may result in an increased amount of engineering and related service work on international projects.  The Company also expects that our large integrated oil and gas clients will continue to spend the major portion of their capital budgets on upstream exploration and production.  Over time, ENGlobal expects to increase its activity in the upstream area, as evidenced by our recent acquisition of CDI.  The Company is also performing engineering services on a small number of domestic civil infrastructure projects, as a means of offsetting reduced large capital project work from our heritage clients.

We are not immune to the current economic events and depressed level of client spending as evidenced by lower revenues in our Engineering, Construction and Land segments, as well as by our consolidated net losses.  While we believe these conditions will improve eventually, we cannot be certain of the timing of this improvement, especially given the trend in our revenues and our decreased backlog.  Until conditions improve, we will continue to experience delayed and cancelled projects, intense competition relating to pricing which is adversely affecting our net profits, more clients requiring fixed price contracts and a declining backlog.  In addition, we are adversely affected by general economic conditions, reduced credit availability, lower refining margins, lower refinery utilization and uncertainty created by proposed government regulation. We believe this is an industry wide phenomenon.  However, we are taking significant steps, such as increased focus on business development, to improve our ability to respond to these conditions in a manner that will allow the Company to return to profitability.  We believe each of the Company’s business segments is well positioned for growth when market conditions improve for the following reasons:

Management's Discussion and Analysis (continued)

•
ENGlobal has served many of our valued clients over a long period of time, and these strong relationships are the foundation of our business.  We are also continuously undertaking business development activities to form new long-term client relationships.  While some clients are basing their purchasing decisions on overall costs rather than existing relationships, we continue to see project awards from our long-term clients and we are entering into new and significant “preferred provider” or Master Services Agreements.

•
Our business relies primarily on small to mid-sized projects, many of which fall into the “run and maintain” category.  We are not as dependent on large capital projects as many of our competitors, such as the tier one engineering and construction companies.  Many of the projects we work on are driven by regulatory compliance and maintenance requirements that need to be completed in a certain timeline regardless of economic conditions.

•
We believe that new pipelines and storage facilities will be required in the U.S. as a result of the need to transport crude oil and natural gas from developing basins and shale plays, such as the Bakken, Haynesville, Marcellus, Eagle Ford and Rocky Mountain areas.  Although we cannot be certain of the timing of this activity within the United States, we also see continued need for pipelines to transport imported sources of energy, such as Canadian crude, liquefied natural gas and refined products.  We are also entering into more international contracts and actively working to increase our ability to take advantage of these opportunities outside of the United States.

•
A significant part of our Automation segment’s work is driven by our clients’ need to replace aging and obsolete distributed control system (“DCS”) and analytical equipment.  While some of these expenditures can be deferred, and Automation revenues and backlog have declined significantly, the need to replace DCS and other equipment has historically provided reliable and recurring projects for us.  We expect to benefit as certain DCS manufacturers are currently phasing out their support for heritage platforms and launching new platforms.  Although the timing of this is uncertain, with such a large installed base, our clients will be required to migrate to newer DCS platforms.  Our Automation segment also has historically benefited from its ability to sell work to larger engineering and construction firms, thus gaining access to major international projects through tier one firms.

•
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

•
Facilities in the energy industry, as well as in many other industries, are aging.  No grass roots refinery has been built in the U.S. since 1976, and many of the country’s large pipelines were installed over 40 years ago.  Although this condition has been in place for a number of years and timing is uncertain, we anticipate that maintaining and rebuilding this aging infrastructure - an ENGlobal core competency - will benefit the Company.

Specific segment information contained below in this section provides further detail regarding the reasons for changes in our financial performance from period to period.

Management's Discussion and Analysis (continued)

Revenue:
Of the overall decrease in revenue for the three months ended March 31, 2010, as compared to the comparable 2009 period, approximately $13.1 million was attributable to our Engineering segment, $4.2 million to our Construction segment, $5.4 million to our Automation segment, and $2.8 million to our Land segment.

Many of our clients continue to delay or cancel scheduled capital projects due to the economy in general and lower oil prices.  They are focusing more on “run and maintain” type smaller projects.  These types of projects focus on work for required maintenance to keep the plant up and running but not on new capital expansions.  Competition has increased greatly for the amount of project work on the market.

Gross Profit:
The overall $5.6 million decrease in gross profit for the three months ended March 31, 2010, as compared to the comparable 2009 period, was attributable to approximately $2.9 million in decreased revenue and approximately $2.7 million in increased costs of which approximately $934,000 in cost was non-project related.  As a percentage of revenue, gross profit decreased from 11.2% to 7.2% for the three months ended March 31, 2010 compared to the same period in 2009.

The continued decreases in revenue volume and backlog have lowered our utilization of our billable resources resulting in increased non-project overhead costs to retain employees.  We have also incurred increased overhead costs to expand our marketing to new sectors and new clients and increased per-employee costs of benefits.  We also incurred lower margins due to the market pressure to renegotiate existing contracts.

Selling, General, and Administrative:
The increase in operating SG&A expense for the three months ended March 31, 2010, as compared to the comparable 2009 period, primarily consisted of increases of $785,000 in professional services and reserves expense, $196,000 in facilities expense, $62,000 in other taxes and licenses and $31,000 in insurance and amortization expenses offset by decreases of $322,000 in incentive bonus accruals that were for plans cancelled or modified, $259,000 in bad debt expense, $90,000 in marketing expense and $45,000 in stock compensation expense.  Operating SG&A is discussed in further detail in each of the segment sections.

The decrease in all other SG&A expense for the three months ended March 31, 2010, as compared to the comparable 2009 period, was primarily the result of decreases of $79,000 in professional services, $61,000 in depreciation and amortization expense and $56,000 in incentive bonus accruals that were for plans cancelled or modified offset by increases of $62,000 in salaries and employee related expenses, $45,000 in facilities, office and marketing expenses and $16,000 in other expense.  As a percentage of revenue, all other SG&A expense increased to 4.4% for the three months ended March 31, 2010, from 3.3% for the comparable prior-year period.

Operating Income:
The decrease in operating income for the three months ended March 31, 2010, as compared to the comparable 2009 period, was attributable to lower revenue levels as well as increased costs for maintaining core employees at a time when the Company had fewer projects and increased SG&A costs.

Other Income/Expense, net:
Other expense for the three months ended March 31, 2010 consisted of a $10,000 loss from an investment in a Costa Rican company, while other income for the same period in 2009 consisted mainly of $300,000 from insurance proceeds related to Hurricane Ike offset by expense of $43,000 in losses from an investment in a Costa Rican company.

Interest Income/Expense, net:
Interest expense decreased for the three months ended March 31, 2010, as compared to the comparable 2009 period, due to the lower balances on our line of credit and a favorable LIBOR rate option in our Credit Agreement.

Tax Provision:
Income tax expense for the three months ended March 31, 2010, as compared to the comparable 2009 period, decreased generally in proportion to the decrease in operating income.

Management's Discussion and Analysis (continued)

Net Income:
As a result of the changes detailed above, net income for the three months ended March 31, 2010 decreased $3.5 million, or 176.4%, to a loss of $1.5 million from an income of $2.0 million for the comparable prior year period.

Liquidity and Capital Resources

Overview
The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations.  Our primary source of liquidity at March 31, 2010 was borrowings under our senior revolving credit facility with Wells Fargo Bank.  Cash on hand at March 31, 2010 totaled $0.3 million and availability under the credit facility, after consideration of loan covenant restrictions, totaled $24.4 million, resulting in total liquidity of $24.7 million.  As of March 31, 2010, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

At March 31, 2010, no amounts were outstanding on the Company’s line of credit compared to $20.0 million at March 31, 2009.

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

The current competitive contracting environment exposes us to situations where our clients may become unable or unwilling to complete a contract and meet their obligations to us in the normal course of business.  These situations cause unexpected liquidity requirements, lower than expected profits and even losses.  We currently are financing more than $14.7 million relating to the SLE, Alon and Bigler projects, described more fully in Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. While these situations have caused the Company to incur higher interest costs than would otherwise have been incurred, our liquidity remains sufficient to meet our objectives.  Even though the Company believes it will receive favorable judgments in legal proceedings regarding these situations, due to the current business and credit climate, just prevailing in disputes may not assure that cash or assets will be realized and that the Company will not be left with assets it cannot employ.

Despite the Company’s favorable liquidity situation, cash and the availability of cash could be materially restricted if:

(i)	revenues continue to decline as a result of the factors discussed in the Industry and Company Overview section,
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
(iv)	project mix shifts from cost-reimbursable to fixed-price contracts during significant periods of growth,
(v)	the Company loses one or more of its major customers,
(vi)	the Company experiences cost overruns on fixed-price contracts,
(vii)	our client mix shifts from our historical owner-operator client base to more developer-based clients,
(viii)	acquisitions are not integrated timely, or
(ix)	we are not able to meet the covenants of the Wells Fargo Credit Facility.

If any such event occurs, we would be forced to consider alternative financing options.

Management's Discussion and Analysis (continued)

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility.   In December 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provides a twenty-eight month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”).  The Wells Fargo Credit Facility is guaranteed by substantially all of the Company’s subsidiaries, is secured by substantially all of the Company’s assets and positions Wells Fargo as senior to all other debt.  The Wells Fargo Credit Facility replaced a $50 million senior revolving credit facility with Comerica Bank that would have expired in August 2010.  There were no amounts outstanding on the Wells Fargo Credit Facility as of March 31, 2010.  The remaining borrowings available under the Wells Fargo Credit Facility as of March 31, 2010 were $24.4 million after consideration of loan covenant restrictions.

The Company’s Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00;
•	Asset Coverage Ratio not less than 2.00 to 1.00; and
•	Fixed Charge Coverage Ratio not less than 1.75 to 1.00.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investments, guaranties, restrictions on certain distributions and pledges of assets.

The Company was in compliance with all covenants under the Wells Fargo Credit Facility as of March 31, 2010.  During the current quarterly reporting period our Total Liabilities to Tangible Net Worth Ratio was 0.51 to 1.00; our Asset Coverage Ratio was in compliance due to not having an amount outstanding on the Company’s line of credit as of March 31, 2010; and our Fixed Charge Ratio was 1.89 to 1.00.  During the three month period ended March 31, 2010 we expended or committed approximately 8.6%, or $0.3 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the three month period has been for normal operating requirements including office furniture, computers, software and vehicles.  The Company does not expect to exceed the covenant limitation during the balance of the current fiscal year.

During the three month period ended March 31, 2010 our Total Liabilities to Tangible Net Worth Ratio and Asset Coverage Ratio covenant levels improved over their respective average ratios for the three previous quarterly periods.  The Company’s Fixed Charge Coverage Ratio for the quarterly period ended March 31, 2010 declined 67% from the average ratio of the three previous quarterly periods.

Cash Flows from Operating Activities:
Operations generated approximately $6.5 million in net cash during the three months ended March 31, 2010, compared with net cash generated from operations of $8.2 million during the same period in 2009.

The primary changes in working capital accounts during the three months ended March 31, 2010 were:

•
Decreased Trade Receivables – The decrease of $5.4 million from December 31, 2009, was primarily the result of an overall decline in operating activity.  Our days sales outstanding has decreased from 72 days for the three month period ended March 31, 2009 but increased from 55 days for the twelve month period ended December 31, 2009 to 60 days at the end of the three month period ended March 31, 2010.  The past due balance on Accounts Receivable invoices for services provided to Bigler negatively impacted our average days sales outstanding for the three month period ended March 31, 2010 by four days.  The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable.  We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

•	Decreased Costs and Billings on Uncompleted Contracts – The decrease of $1.4 million from December 31, 2009 was primarily due to the overall decline in operating activity.

•	Increased Other Current Liabilities – the increase of $0.7 million from December 31, 2009 is due to the increase of project reserves for legal issues.

•	Increased Federal and Income Tax Receivable – The increase of $1.0 million from December 31, 2009, was due to the net loss recorded during the quarter ended March 31, 2010.

Management's Discussion and Analysis (continued)

Engineering Segment Results

	Three Months Ended March 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$29,428		$43,115		$(13,687)
Inter-segment eliminations	-		(540)		540
Total revenue	$29,428		$42,575		$(13,147)

Detailed revenue:
Detail-design	$15,402	52.3%	$30,506	71.7%	$(15,104)	(49.5%)
Field services	11,383	38.7%	10,493	24.6%	890	8.5%
Procurement services	1	0.0%	309	0.7%	(308)	(99.7%)
Fixed-price	2,642	9.0%	1,267	3.0%	1,375	108.5%
Total revenue:	$29,428	100.0%	$42,575	100.0%	$(13,147)	(30.9%)

Gross profit:	1,913	6.5%	4,616	10.8%	(2,703)	(58.6%)

Operating SG&A expense:	2,394	8.1%	1,326	3.1%	1,068	80.5%

Operating income (loss):	$(481)	(1.6%)	$3,290	7.7%	$(3,771)	(114.6%)

Overview of Engineering Segment:
The Company’s Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services to the midstream and downstream sectors.  Among various subsidiaries, the Engineering segment provides these services primarily to clients in the petroleum refining, petrochemical, pipeline, production and alternative energy industries. ENGlobal also provides field services throughout the United States. Services provided by the Engineering segment include feasibility studies, engineering design, procurement, and construction management.

Our Engineering segment has been adversely affected by the current economic conditions.  Many of our clients have delayed or canceled scheduled capital projects due to the economy in general and lower commodity prices, as well as lower energy processing margins.  Instead, they are focusing more on maintenance (“run and maintain”) projects which are smaller than many of the other projects we have historically been involved in.  Competition has increased greatly for the amount of project work on the market.  ENGlobal is fortunate to maintain a base of significant clients for whom we have performed engineering services for many years and, while these clients have fewer projects, they continue to award projects to us.  We are also focusing on increased marketing efforts not only to expand our opportunities in the chemical, refining and pipeline sectors, but to also expand into other markets within the energy and infrastructure sector.

Management's Discussion and Analysis (continued)

Revenue:
The decrease in Engineering segment revenue resulted primarily from decreased demand for engineering and related professional services for energy related projects.  We have also been affected by delayed or cancelled capital project work by clients in reaction to the current economy.

 Of the overall decrease in revenue from detail-design services for the three months ended March 31, 2010, approximately $10.5 million was related to the completion or near completion of several major projects while the remainder of the decrease is accounted for by lower availability of work due to client delays or cancellation of projects.

The increase in revenue from field services for the three months ended March 31, 2010, was primarily due to the addition of new on-site assignments in the Beaumont, Lake Charles and Houston areas with existing customers.

The overall decrease in revenue from procurement services for the three months ended March 31, 2010 was due to the completion of projects.  Procurement services included subcontractor placements, equipment purchases and other procurement activities as required by the client.  Our clients are expressing more interest in EPC work so activity for procurement services could increase in the future if we are awarded more of this type of work.  Typically, procurement services have lower margins than engineering services.

The overall increase in revenue from fixed-price services for the three months ended March 31, 2010, was due to the current economy.  More clients are requesting work to be performed on a fixed price basis to control their costs and shift risk to their contractors.

Gross Profit:
Of the overall decrease in gross profit for the three months ended March 31, 2010, $1.3 million was attributable to increased costs, while decreased revenues contributed to $1.4 million of the overall decrease.  The decrease is the result of clients awarding new work based on competitive bidding, resulting in lower margins.  These lower margins along with increased per employee costs of benefits have accounted for 69.8% of the overall decrease in gross profit percentage.  Increased costs of strategically carrying key employees as non-billable prior to termination associated with reducing our workforce also contributed to the lower gross profit percentage.

Selling, General, and Administrative:
The increase in the Engineering segment’s SG&A expense for the three months ended March 31, 2010 was mainly attributable to increases of $765,000 in professional services and reserves, $194,000 in facilities expenses, $68,000 in other taxes and licenses and $45,000 in salaries and employee related expenses.

Operating Income:
Of the overall decrease in the Engineering segment’s operating income for the three months ended March 31, 2010 stated as a percent of revenues, 4.3 percentage points of change was due to lower margin work because of client pressures for competitive bidding and 5.0 percentage points of change was due to increased SG&A expenses for increased professional services and reserve expenses, facilities expenses and salaries and employee related expenses.

Management’s Discussion and Analysis (continued)

Construction Segment Results

	Three Months Ended March 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$17,179		$22,550		$(5,371)
Inter-segment eliminations	(110)		(1,313)		1,203
Total revenue	$17,069		$21,237		$(4,168)

Detailed revenue:
Inspection	$13,321	78.0%	$18,203	85.7%	$(4,882)	(26.8%)
Construction services	3,748	22.0%	3,034	14.3%	714	23.5%
Total revenue:	$17,069	100.0%	$21,237	100.0%	$(4,168)	(19.6%)

Gross profit:	760	4.5%	1,640	7.7%	(880)	(53.7%)

Operating SG&A expense:	389	2.3%	476	2.2%	(87)	(18.3%)

Operating income:	$371	2.2%	$1,164	5.5%	$(793)	(68.1%)

Overview of Construction Segment:
Serving primarily the midstream and upstream sectors, the Construction segment focuses on energy infrastructure projects in the United States by providing construction management personnel and services primarily in the area of inspection but also in the areas of construction, construction management, vendor and turnaround management, plant asset management, commissioning and start-up, instrumentation and electrical, mechanical integrity, field support and quality assurance.  Our Construction segment’s clients include operators and developers of pipeline, refining, utility, chemical, petrochemical, alternative energy and power facilities throughout the United States.  Our construction management business provides project managers, instrument technicians, CADD operators, clerical staff and inspectors.

Our Construction segment has been adversely affected by the current economic conditions primarily in our inspection related work.  Clients have delayed or cancelled planned projects in response to the current economy.

In August 2009, the Company acquired the operations of PCI Management and Consulting Company (“PCI”).  PCI provides engineering, consulting and project management services, specializing in projects relating to the generation, transmission and distribution of energy.  These services complement the other services historically provided by our Construction segment and we anticipate that PCI’s location in the Chicago, Illinois area, will allow us to expand the Construction segment’s service territory and establish a strong base from which to serve the power market.  Results of operations are included in the Construction segment beginning August 15, 2009.

Revenue:
The overall decrease in revenue from inspection related services for the three months ended March 31, 2010 was related to the current economic conditions which have resulted in project delays and competitive pricing pressure.  We believe that things are starting to improve in this area and are expecting revenues to begin to increase over the next few quarters.

Of the overall increase in revenue from construction services for the three months ended March 31, 2010, $0.4 million was derived from the August 2009 acquisition of PCI.  The remaining increase in revenue was due to more work with external customers rather than intersegment work with ENGlobal.  We continue to focus on new opportunities for both alternative and conventional energy facilities.

Management’s Discussion and Analysis (continued)

Gross profit:
Of the overall decrease in our Construction segment’s gross profit for the three months ended March 31, 2010, $0.6 million was attributable to increased costs, while decreased revenues contributed to $0.3 million of the overall decrease.  As a percentage of revenue, the increased costs are primarily attributable to competitive pressures to reduce billing rates.

Selling, General, and Administrative:
The overall decrease in our Construction segment’s SG&A expense for the three months ended March 31, 2010 was mainly attributable to decreases of $100,000 in bad debt expense, $18,000 in stock compensation expense and $9,000 in marketing expenses offset by an increase of $33,000 in facilities expense and $17,000 in professional services expense.

Operating Income:
The overall decrease in our Construction segment’s operating income for the three months ended March 31, 2010 was primarily attributable to the increased direct and indirect costs of approximately 3.2% and increased SG&A expenses of 0.1%.

Management’s Discussion and Analysis (continued)

Automation Segment Results

	Three Months Ended March 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$15,217		$20,677		$(5,460)
Inter-segment eliminations	-		(86)		86
Total revenue	$15,217		$20,591		$(5,374)

Detailed revenue:
Fabrication	$9,271	60.9%	$7,194	34.9%	$2,077	28.9%
Non-fabrication	5,946	39.1%	13,397	65.1%	(7,451)	(55.6%)
Total revenue:	$15,217	100.0%	$20,591	100.0%	$(5,374)	(26.1%)

Gross profit:	1,382	9.1%	2,857	13.9%	(1,475)	(51.6%)

Operating SG&A expense:	1,137	7.5%	1,574	7.6%	(437)	(27.8%)

Operating income:	$245	1.6%	$1,283	6.3%	$(1,038)	(80.9%)

Overview of Automation Segment:
The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries.  We provide clients with a full range of services including front-end engineering feasibility studies and the execution of active large scope engineering, procurement, and construction projects.  By focusing on large-scope projects, we intend to pursue Distributed Control Systems (DCS) conversion and new installation projects by utilizing the Automation segment resources as well as resources from our Engineering segment.  ENGlobal has proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture DCS.  Our Automation segment is focusing significant efforts not only on marketing to our existing client base, but also to expanding our client base outside of the energy sector both domestically and internationally.

Our Automation segment has been adversely affected by the current economic conditions. A significant part of our Automation segment’s work is driven by our clients’ need to replace aging and obsolete DCS and analytical equipment.  The need to replace DCS and other equipment has historically provided a reliable and recurring source of projects.  While some of these expenditures have been deferred in recent years and may continue to be deferred, we may benefit from changes being made by certain manufacturers who are currently phasing out their support for heritage DCS platforms.  With such a large installed base, our clients will be required to migrate to newer DCS platforms within the next five years.

Revenue:
Of the overall decrease in our Automation segment’s revenue for the three months ended March 31, 2010, $7.6 million is attributable to the work due to Hurricane Ike recovery projects completing in 2009 for the non-fabrication revenue.  That decrease is offset by new work acquired as a result of our increased sales effort in the fabrication area.

Management’s Discussion and Analysis (continued)

Gross profit:
Of the overall decrease in our Automation segment’s gross profit for the three months ended March 31, 2010, $0.7 million was attributable to increased costs, while decreased revenues contributed to $0.8 million of the overall decrease.  The gross profit percentage decrease is attributable to overhead costs associated with employees being removed from projects as volume and backlog decreased and being carried as non-billable employees prior to termination.

Selling, General, and Administrative:
The overall decrease in our Automation segment’s SG&A expense for the three months ended March 31, 2010 was attributable to decreases of $183,000 in incentive bonus accruals that were for plans cancelled or modified, $150,000 in bad debt expenses, $75,000 in salaries and employee related expenses, $48,000 in facilities expenses and $45,000 in losses on the disposal of assets net of an increase of $68,000 in depreciation and amortization expenses.

Operating Income:
The overall $1.0 million decrease in our Automation segment’s operating income for the three months ended March 31, 2010 was due to the factors discussed above.

Management’s Discussion and Analysis (continued)

Land Segment Results

	Three Months Ended March 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$6,270		$9,086		$(2,816)
Inter-segment eliminations	-		-		-
Total revenue	$6,270	100.0%	$9,086	100.0%	$(2,816)	(31.0%)

Gross profit:	817	13.0%	1,371	15.1%	(554)	(40.4%)

Operating SG&A expense:	447	7.1%	637	7.0%	(190)	(29.8%)

Operating income:	$370	5.9%	$734	8.1%	$(364)	(49.6%)

Overview of Land Segment:
Our Land segment provides land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and Canada.  We have successfully built a reputation for quality, budget management and focused objectives, as long term alliance partners with our clients.  The Land segment provides services to a cross-section of clients in the energy markets.  As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, we anticipate that the Land segment will have additional project opportunities.

Our Land segment has been adversely affected by the current economic conditions.  Overall pipeline and other midstream projects have been less affected than upstream projects.  Although pipeline projects tend to require fewer engineering man-hours than similarly sized downstream projects, ENGlobal may also provide a pipeline client with several additional services, such as right-of-way acquisition, regulatory permitting, inspection and construction management.  Our clients are able to take advantage of our ‘all in’ capabilities in the midstream sector.  We believe, as the economy improves, the drivers behind the growth in domestic pipeline activity will include:  (1) natural gas transportation away from the shale discoveries in various parts of the country, (2) natural gas transportation related to LNG import facilities, (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwest and Northeast, and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

Revenue:
Of the overall decrease in our Land segment’s revenue for the three months ended March 31, 2010, $2.0 million was attributed to the completion of several major projects with the remaining decrease attributable to clients delaying capital projects.

Gross profit:
Due to current economic conditions, we are experiencing higher client demands for lower costs.  As a result, some of our contracts provide lower margins than we have been able to earn in the past.  This trend is adversely affecting our gross profit.

Of the overall decrease in our Land segment’s gross profit for the three months ended March 31, 2010, $0.2 million was attributable to increased costs, while decreased revenues contributed to $0.4 million of the decrease.  Lower margins resulting from competitive pressures account for approximately 1.8% of the gross profit decrease offset by an increase of 0.3% which is attributable to decreased non-billable and indirect costs associated with carrying employees between projects.

Management’s Discussion and Analysis (continued)

Selling, General, and Administrative:
The overall decrease in our Land segment’s SG&A expense for the three months ended March 31, 2010 was mainly attributable to decreases of $139,000 in incentive bonus accruals that were for plans modified or cancelled, $78,000 in marketing expenses and $7,000 from a gain on the sale of assets offset by increases of $19,000 in professional services expenses and $17,000 in facilities expense.

Operating Income:
The overall $0.4 million decrease in our Land segment’s operating income for the three months ended March 31, 2010 was due to the factors discussed above.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Wells Fargo Credit Facility.  As of March 31, 2010, there was not a balance outstanding under the Wells Fargo Credit Facility that accrues interest at 2% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum determined by Wells Fargo to be 2% above LIBOR in effect on the first day of an applicable fixed rate term.  The Wells Fargo Credit Facility includes a commitment fee of 30 basis points for the unused portion of the $25 million credit facility.

In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our Canadian subsidiary from the Canadian dollar to the U.S. dollar.  We follow the provisions of ASC 830-30, “Foreign Currency Translation” in preparing our condensed consolidated financial statements.  Currently, we do not engage in foreign currency hedging activities.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant that are designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms.  Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, as required by Rule 13a-15 of the Exchange Act.  Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services, and the outcome of any such claims or proceedings cannot be predicted with certainty.  Certain specific matters are discussed in Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately reserved for, or are covered by insurance, such that, if determined adversely to those entities, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which outlines factors that could materially affect our business, financial condition or future results.  The risks described, in our Annual Report on Form 10-K, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/02	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/07	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	03/28/08	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	05/07/08	001-14217

*10.1	First Amendment and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010.

*10.2	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC ad ENGlobal Corporate Services, Inc. dated March 1, 2010.

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2010

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2010

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2010

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: May 5, 2010

By:	/s/ Robert W. Raiford
Robert W. Raiford
Chief Financial Officer and Treasurer