Form 10-Q
period 2010-06-30
ENGLOBAL CORP
filed 2010-08-05
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer		Accelerated Filer	X
Non-Accelerated Filer	(D Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of August 2, 2010.
$0.001 Par Value Common Stock	27,266,585 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010

TABLE OF CONTENTS

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the Three Months and
Six Months ended June 30, 2010 and June 30, 2009	4

Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2010 and June 30, 2009	6

Notes to Condensed Consolidated Financial Statements	7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	17-39

Engineering Segment Results	29
Construction Segment Results	32
Automation Segment Results	35
Land Segment Results	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

Part II. Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 5. Other Information	41

Item 6. Exhibits	42

Signatures	43

PART I. – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except earnings per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$73,705	$79,879	$141,689	$173,368
Operating costs	69,674	72,832	132,786	155,837
Gross profit	4,031	7,047	8,903	17,531

Selling, general and administrative	10,273	6,751	17,656	13,858
Operating income (loss)	(6,242)	296	(8,753)	3,673

Other income (expense):
Other income (expense)	159	(113)	148	151
Interest income (expense), net	(78)	(120)	(154)	(331)
Income (loss) before income taxes	(6,161)	63	(8,759)	3,493

Provision for federal and state income taxes	(1,644)	13	(2,704)	1,430

Net income (loss)	$(4,517)	$50	$(6,055)	$2,063

Earnings (loss) per common share:
Basic	$(0.16)	$0.00	$(0.22)	$0.08
Diluted	$(0.16)	$0.00	$(0.22)	$0.07
Weighted average shares used in computing earnings (loss) per share (in thousands):
Basic	27,434	27,298	27,434	27,297
Diluted	27,434	27,585	27,434	27,542

See accompanying notes to interim condensed consolidated financial statements.

 ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

ASSETS
	June 30, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$227	$143
Trade receivables, net of allowances of $1,475 and $1,868	46,142	47,715
Prepaid expenses and other current assets	1,236	2,182
Current portion of notes receivable	-	15
Costs and estimated earnings in excess of billings on uncompleted contracts	4,018	6,557
Federal and state income taxes receivable	3,445	2,221
Deferred tax asset	3,250	3,250
Total Current Assets	$58,318	$62,083
Property and equipment, net	5,500	5,983
Goodwill	22,799	22,291
Other intangible assets, net	6,001	4,238
Long-term trade and notes receivable, net of current portion and allowances	11,574	14,621
Deferred tax asset, non-current	607	607
Other assets	763	812
Total Assets	$105,562	$110,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,751	$8,252
Accrued compensation and benefits	15,819	11,511
Current portion of long-term debt and leases	2,744	1,064
Deferred rent	618	613
Billings in excess of costs and estimated earnings on uncompleted contracts	1,824	3,601
Other current liabilities	3,153	734
Total Current Liabilities	$31,909	$25,775

Long-Term Debt and Leases, net of current portion	1,585	6,149
Total Liabilities	$33,494	$31,924
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,266,585 and 27,407,159 shares outstanding and 27,596,214 and 27,407,159 shares issued at June 30, 2010 and December 31, 2009, respectively	$28	$27
Additional paid-in capital	37,322	37,108
Retained earnings	35,618	41,672
Treasury stock at cost – 329,629 and 0 shares at June 30, 2010 and December 31, 2009, respectively	(804)	-
Accumulated other comprehensive income (loss)	(96)	(96)

Total Stockholders’ Equity	$72,068	$78,711

Total Liabilities and Stockholders’ Equity	$105,562	$110,635

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$(6,055)	$2,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,197	2,611
Share-based compensation expense	200	345
(Gain)/Loss on disposal of property, plant and equipment	(7)	45
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	4,959	30,011
Costs and estimated earnings in excess of billings on uncompleted contracts	2,543	(541)
Prepaid expenses and other assets	923	446
Accounts payable	1,326	(9,863)
Accrued compensation and benefits	3,866	(7,596)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,782)	2,099
Other liabilities	1,914	(1,876)
Income taxes receivable/payable	(1,225)	(3,771)
Net cash provided by operating activities	$8,859	$13,973
Cash Flows from Investing Activities:
Property and equipment acquired	(695)	(2,855)
Proceeds from note receivable	15	24
Business acquisitions, net of cash acquired	(1,896)	-
Proceeds from sale of other assets	9	3
Net cash used in investing activities	$(2,567)	$(2,828)
Cash Flows from Financing Activities:
Net borrowings (payments) on line of credit	(5,177)	(9,282)
Purchase of treasury stock	(804)	-
Proceeds from issuance of common stock	14	-
Borrowing (repayments) under capital lease	(94)	(86)
Other long-term debt repayments	(148)	(1,933)
Net cash used in financing activities	$(6,209)	$(11,301)
Effect of Exchange Rate Changes on Cash	1	5
Net change in cash	84	(151)
Cash, at beginning of period	143	1,000
Cash, at end of period	$227	$849

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

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) included herein are unaudited for the three month and six month periods ended June 30, 2010 and 2009, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2009, have been derived from the audited financial statements.  These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  It is suggested that these condensed financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The Company has assessed subsequent events through the date of filing these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented not misleading.

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

NOTE 3 – SHARE-BASED COMPENSATION

The Company’s 1998 Incentive Plan (“Option Plan”) that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008.  The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights.  All stock option grants were for a ten-year term.  Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested.  Stock options issued to directors under the Option Plan vested quarterly over a one-year period.  As of August 2, 2010, 1,025,700 shares of common stock remained subject to outstanding awards previously granted under the Option Plan.

In June 2009, the Company’s stockholders approved a new 2009 Equity Incentive Plan (“Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock.  The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards.  Grants to employees will generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested.  Grants to non-employee directors will vest quarterly over a one-year period coinciding with their service term.  As of August 2, 2010, 221,472 shares of restricted stock have been granted under the Equity Plan, of which 174,597 remain subject to outstanding awards.

Total share-based compensation expense in the amount of $100,000 and $197,000 was recognized during the three months ended June 30, 2010 and 2009, respectively.  Total share-based compensation expense in the amount of $200,000 and $345,000 was recognized during the six months ended June 30, 2010 and 2009, respectively.   Share-based compensation expense is reported in selling, general and administrative expense.

Notes to Condensed Consolidated Financial Statements

Stock Options

Compensation expense related to outstanding non-vested stock option awards under the Option Plan of $197,000 had not been recognized at June 30, 2010.  This compensation expense is expected to be recognized over a weighted-average period of approximately 18 months.

The following table summarizes stock option activity through the second quarter of 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)*

Balance at December 31, 2009	1,091,104	$7.12	3.6	$737
Granted	-	-	-	-
Exercised	(14,458)	0.96	-	-
Canceled or expired	(50,946)	11.77	-	-

Balance at June 30, 2010	1,025,700	$6.97	5.3	$279

Exercisable at June 30, 2010	977,700	$6.85	5.2	$279

*Based on average stock price through the second quarter of 2010 of $2.92 per share.  The average stock price for the same period in 2009 was $4.44 per share.  The total fair value of vested options outstanding as of June 30, 2010 and 2009 was $0.3 million and $1.1 million, respectively.

The total intrinsic value of options exercised was $27,000 for the six months ended June 30, 2010.  There were no options exercised during the six months ended June 30, 2009.

Restricted Stock Awards

On June 18 2009, the Company granted restricted stock awards of 15,625 shares of common stock to each of its three non-employee directors.  These restricted stock awards are intended to compensate and retain the directors over the one-year service period commencing July 1, 2009.  The fair value of the awards was $80,000 per director based on the market price of $5.12 per share of the Company’s stock on the date the awards were granted.  The restricted stock awards vest in equal quarterly installments beginning on September 30, 2009, so long as the grantee continues to serve as a director of the Company.  Recognition of compensation expense related to the restricted stock awards commenced during the three months ended September 30, 2009.

On June 17, 2010, the Company granted restricted stock awards of 32,258 shares of common stock to each of its three non-employee directors.  These restricted stock awards are intended to compensate and retain the directors over the one-year service period commencing July 1, 2010.  The fair value of the awards was $80,000 per director based on the market price of $2.48 per share of the Company’s stock on the date the awards were granted.  The restricted stock awards vest in equal quarterly installments beginning on September 30, 2010, so long as the grantee continues to serve as a director of the Company.  Recognition of compensation expense related to the restricted stock awards will commence during the three months ended September 30, 2010.

On January 27, 2010, the Company granted restricted stock awards in the aggregate of 37,500 shares of common stock to two of its employees.  The fair value of the awards was $115,875 based on the market price of $3.09 per share of the Company’s stock on the date the awards were granted.  On June 17, 2010, the Company granted restricted stock awards of 40,323 shares of common stock to its new Chief Executive Officer.  The fair value of the award was $100,000 based on the market price of $2.48 per share of the Company’s stock on the date the awards were granted.  The restricted stock awards will vest in four equal annual installments beginning December 31, 2010.

The amount of compensation expense related to these restricted stock awards that had not been recognized at June 30, 2010, totaled $441,000.

Notes to Condensed Consolidated Financial Statements

NOTE 4 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(dollars in thousands)

Costs incurred on uncompleted contracts	$44,754	$32,984
Estimated earnings on uncompleted contracts	6,551	5,784
Earned revenues	51,305	38,768
Less: billings to date	49,111	35,812
Net costs and estimated earnings in excess of billings on uncompleted contracts	$2,194	$2,956

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,018	$6,557
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,824)	(3,601)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$2,194	$2,956

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs.  Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known.  To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated.  We currently have $1.5 million in contingency for the period ended June 30, 2010 compared to $1.8 million for the period ended December 31, 2009.  Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed.  For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment.  The current amount of revenue deferred for these reasons is $1.2 million for the period ended June 30, 2010 compared to $0.5 million for the period ended December 31, 2009.

We expect a majority of the contingency amount and the deferred revenue to be realized in the third quarter of 2010 with the remainder of the contingency to be realized by year end.

Notes to Condensed Consolidated Financial Statements

NOTE 5 – LINE OF CREDIT AND DEBT

	June 30, 2010	December 31, 2009
	(dollars in thousands)

Schedule of Long-Term Debt and Leases:
Wells Fargo Credit Facility	$823	$6,000
Watco Management, Inc.	132	132
FH McIlwain, PC; JA Walters, PC; WM Bosarge, PC; MR Burton, PC	659	651
ICP Transco, Inc.	192	187
Westech Engineering, Inc.	1,874	-
Control Dynamics International, L.P.	500	-
Total long-term debt	4,180	6,970
Less: current maturities of long-term debt	(2,595)	(872)
Long-term debt, net of current portion	1,585	6,098
Borrowings under capital lease	149	243
Less: current maturities of capital lease	(149)	(192)
Total long-term debt and leases, net of current portion	$1,585	$6,149

On April 1, 2010, a subsidiary of the Company acquired selected assets of Control Dynamics International, LP (“CDI”) (see Note 11 – Acquisitions).  Consideration for the acquisition included unsecured, interest bearing deferred payments in the aggregate principal amount of $500,000.  The note bears interest at 5% per annum and is payable in two equal installments on April 6, 2011 and 2012.

On April 29, 2010, the Company delivered a promissory note in the principal amount of $2.0 million to Westech Engineering, Inc. providing for payment of outstanding accounts payable.  The amount owed is the amount of the subcontractor obligation incurred in connection with the Alon USA, LP project referenced in Note 10.  The note bears interest at 5% per annum and is payable in equal monthly installments through March 15, 2013.

NOTE 6 – SEGMENT INFORMATION

ENGlobal has four reportable segments: Engineering, Construction, Automation and Land.  Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies.

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services to the midstream and downstream sectors.  Services provided by the Engineering segment include feasibility studies, engineering, design, procurement and construction management. The Engineering segment includes the technical services group, which provides engineering, design, installation, and operation and maintenance of various government, public sector, and international facilities.

Serving primarily the midstream and upstream sectors, the Construction segment provides construction management personnel and services primarily in the areas of inspection but also in the areas of construction, construction management, vendor and turnaround management, plant asset management, commissioning and start-up, instrumentation and electrical, mechanical integrity, field support and quality assurance.

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

For the three months ended June 30, 2010 (dollars in thousands)	Engineering	Construction	Automation	Land	All Other	Consolidated

Revenue before eliminations	$32,110	$20,391	$15,804	$5,825	$-	$74,130
Inter-segment eliminations	(233)	(178)	(14)	-	-	(425)
Revenue	31,877	20,213	15,790	5,825	-	73,705
Gross profit	1,268	1,385	744	634	-	4,031
SG&A	4,510	519	1,301	475	3,468	10,273
Operating income (expense)	(3,242)	866	(557)	159	(3,468)	(6,242)
Other income (expense)						159
Interest income (expense)						(78)
Tax provision						1,644
Net loss						$(4,517)

For the three months ended June 30, 2009 (dollars in thousands)

Revenue before eliminations	$33,475	$22,664	$15,578	$8,412	$-	$80,129
Inter-segment eliminations	(21)	(228)	(1)	-	-	(250)
Revenue	33,454	22,436	15,577	8,412	-	79,879
Gross profit	2,753	1,789	1,217	1,288	-	7,047
SG&A	1,638	418	934	365	3,396	6,751
Operating income (expense)	1,115	1,371	283	923	(3,396)	296
Other income (expense)						(113)
Interest income (expense)						(120)
Tax provision						(13)
Net income						$50

Notes to Condensed Consolidated Financial Statements

For the six months ended June 30, 2010 (dollars in thousands)	Engineering	Construction	Automation	Land	All Other	Consolidated

Revenue before eliminations	$61,538	$37,570	$31,021	$12,095	$-	$142,224
Inter-segment eliminations	(233)	(288)	(14)	-	-	(535)
Revenue	61,305	37,282	31,007	12,095	-	141,689
Gross profit	3,181	2,145	2,126	1,451	-	8,903
SG&A	6,904	908	2,202	922	6,720	17,656
Operating income (expense)	(3,723)	1,237	(76)	529	(6,720)	(8,753)
Other income (expense)						148
Interest income (expense)						(154)
Tax provision						2,704
Net loss						$(6,055)

For the six months ended June 30, 2009 (dollars in thousands)

Revenue before eliminations	$76,590	$45,214	$36,255	$17,498	$-	$175,557
Inter-segment eliminations	(561)	(1,541)	(87)	-	-	(2,189)
Revenue	76,029	43,673	36,168	17,498	-	173,368
Gross profit	7,369	3,429	4,074	2,659	-	17,531
SG&A	2,964	894	2,219	1,002	6,779	13,858
Operating income (expense)	4,405	2,535	1,855	1,657	(6,779)	3,673
Other income (expense)						151
Interest income (expense)						(331)
Tax provision						(1,430)
Net income						$2,063

Financial information about geographic areas
Revenue from the Company’s non-U.S. operations is not material.  Long-lived assets (principally leasehold improvements and computer equipment) located in Canada were valued at $1,000 as of June 30, 2010, net of accumulated depreciation, stated in U.S. dollars.

Notes to Condensed Consolidated Financial Statements

NOTE 7 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)

Current	$80	$(123)	$260	$1,258
Deferred	(1,724)	136	(2,964)	172
Total tax provision (benefit)	$(1,644)	$13	$(2,704)	$1,430
Effective tax rate	26.7%	20.6%	30.9%	40.9%

As required by ASC 740, the Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period.  The effective rate for the six month period ended June 30, 2010 is lower due to the majority of the Company’s work being completed in a state that calculates taxes based on gross margin rather than net income.

NOTE 8 – EARNINGS PER SHARE

The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share (“EPS”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(shares in thousands)

Weighted average shares outstanding used to compute basic EPS	27,434	27,298	27,434	27,297
Effect of share-based compensation plans	-	287	-	245
Shares used to compute diluted EPS	27,434	27,585	27,434	27,542

The Company excluded potentially issuable shares of 738,000 and 638,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three and six month periods ended June 30, 2010 and 2009, respectively.

NOTE  9 – STOCK REPURCHASE PROGRAM

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company’s common stock. During the quarter ended June 30, 2010, we purchased 329,629 shares at an average cost of $2.43 per share through open market purchases under this authorization. At June 30, 2010, approximately $1.7 million remains authorized in the stock repurchase program.  The program does not have an expiration date.

 NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain of its executive and other officers, the terms of which expire on or before May 2013, with the severance terms ranging from six to twelve months.  Such agreements provide for minimum salary levels.  If employment is terminated for any reason other than (1) termination for cause, (2) voluntary resignation or (3) the employee’s death, the Company is obligated to provide a severance benefit equal to between six and twelve months of the employee’s salary, and, at its option, an additional six months at 50% to 100% of the employee’s salary in exchange for an extension of a non-competition agreement.  Some of these agreements are renewable for an additional one-year at the Company’s option.  No liability is recorded for the Company’s obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

Notes to Condensed Consolidated Financial Statements

Long-term Trade and Note Receivable

In the first quarter of 2007, ENGlobal Engineering, Inc. (“EEI”) and South Louisiana Ethanol, LLC (“SLE”) executed an agreement for engineering, procurement and construction (“EPC”) services relating to the retro-fit of an ethanol plant in southern Louisiana (the “SLE project”).  In October 2007, SLE executed a promissory note, or “Hand Note,” payable to the Company and having a principal balance of approximately $12.3 million, constituting amounts then due to the Company for its work performed in connection with the project.  The history of the SLE Project is described in Note 12 to the Company’s condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is discussed further in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2007, 2008 and 2009, and under Litigation, below, of this Quarterly Report on Form 10-Q.

On March 13, 2009, the Company entered into a letter agreement (the “letter agreement”) with Alon USA, LP (“Alon”) resolving the payment of due and past due accounts receivable invoices in the aggregate amount of $6.8 million, secured by a materialman’s and mechanic’s lien filed on February 13, 2009.  The principal terms of the letter agreement include the recovery of amounts due in monthly payments beginning in March 2009 and ending with final payment in December 2009.  The $6.8 million payment plan included $4.6 million in subcontractor obligations which were included in our Accounts Payable balances until April 2010 when they were then reclassified to a long-term note payable (See Note 5).  As of September 30, 2009, receipts against the note and payments of the subcontractor obligations were current with balances remaining of $3.1 million and $2.1 million respectively.  However, the Company did not receive the full amount of the scheduled $800,000 monthly payment due on October 20, 2009.  During the fourth quarter of 2009, the Company reclassified the notes receivable to long-term notes receivable.  On April 6, 2010, Alon notified the Company that it had a claim against the Company relating to a separate, completed project, in the amount of the balance due under the letter agreement and further, that it was offsetting the amount of its claim against the amount it owed the Company under the letter agreement.  At this time, the current principal balance of the note is approximately $3.0 million and from the facts determinable at present, we believe all amounts due are collectible.

The Company had reclassified the accounts receivable balance of $3.0 million related to the Bigler, L.P. litigation and subsequent bankruptcy filing to long-term claims receivable.  In June 2010, the Company wrote off the long-term claims receivable.  (See Litigation below for more details on the Bigler litigation.)

Litigation

Due to past due payments on accounts receivable invoices for services provided to Bigler, LP (“Bigler”) in the amount of $3.0 million, the Company filed a materialman’s and mechanic’s lien on the property on which the services were performed.  In response, Bigler filed a petition entitled Bigler, L.P. f/k/a Bigler Trading Company, Inc. and Bigler Land, LLC vs. ENGlobal Engineering, Inc. in the 234th District Court of Harris County, Case Number 2009-15676, asking for declaratory relief clearing title of the lien and seeking unspecified monetary damages.  ENGlobal has filed a counterclaim for collection of the fees due, and foreclosure of its lien.  The court has denied Bigler’s pre-trial motion to vacate the lien, preserving ENGlobal’s secured status.  On October 30, 2009, Bigler filed a petition in U.S. Bankruptcy Court for the Southern District of Texas (Houston), Bankruptcy Petition #09-38188.  The bankruptcy stayed ENGlobal’s collection proceedings.  ENGlobal was listed as a disputed, un-liquidated secured creditor.  All the other lien claimants were listed by Bigler as disputed.  On or about February 27, 2010, Bigler filed its Plan of Reorganization and Disclosure Statement.  Bigler’s plan was to sell its assets for the highest price and pay off creditors.  The Company believed that, given its lien position and what it believed to be the value of the collateral, it would collect the entire amount due.  However, in June 2010, the land, plant and improvements were sold for approximately $58.5 million, an amount significantly less than the amount due to creditors senior to ENGlobal.  Thus, ENGlobal was not able to collect any amount on this claim and wrote the long-term claims receivable off in its entirety in June 2010.

Notes to Condensed Consolidated Financial Statements

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

In November 2009, the Company filed a petition entitled ENGlobal Engineering, Inc. vs. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the 162nd District Court of Dallas County, Case Number 09-15915-I.  The lawsuit seeks to enforce the collection of the $3.0 million owed to ENGlobal for services performed for a refinery rebuild project that is remaining as amounts due on a letter payment agreement between ENGlobal and Alon USA, LP (“Alon”) and to foreclose on its lien.  The Company had previously filed a materialman’s and mechanic’s lien on February 13, 2009.  In Alon’s answer, Alon has pled, and the Company disputes, that the Company is not entitled to any recovery because it committed a prior material breach, has not given offsets for alleged deficient work, has billed for work it allegedly did not perform or was not authorized to perform and is obligated to furnish Alon a recoupment of previous monies paid in offset of the current debt.  On April 6, 2010, Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. filed an Original Counterclaim to the Company’s petition.  The counterclaim seeks damages in an amount totaling more than $3.0 million due to alleged gross negligence and professional malpractice.  The Company has filed a motion for summary judgment on its breach of contract claim and a motion for partial summary judgment seeking to dispose of Alon’s affirmative defenses to the breach of contract claim.  The motion for the summary judgment hearing was July 19, 2010 and the judge has taken the matter under advisement.

ENGlobal was named as a defendant in a lawsuit entitled Ecoproduct Solutions, L.P. vs. ENGlobal Engineering and Swenson Technology, Inc. The lawsuit was filed on October 8, 2009 in the 270th Judicial District Court of Harris County, Texas, Case Number 2009-64881, and was based on a contract for engineering services performed between November 2004 and August 2005 and for which ENGlobal received approximately $700,000.  Ecoproduct claimed that it incurred actual damages of $45 million and sought to recover actual, consequential and punitive damages.  On January 28, 2010, the court granted ENGlobal’s Motion for Summary Judgment and dismissed with prejudice Ecoproduct’s claims against ENGlobal in their entirety.  Ecoproduct filed a motion to reconsider which was denied by the court.  Ecoproduct has appealed and, barring a reversal of the summary judgment, ENGlobal appears to face little to no further exposure in this matter.

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

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers’ compensation insurance, director’s and officer’s liability insurance and a general umbrella policy.  The Company is not aware of any claims in excess of insurance recoveries.  ENGlobal is partially self-funded for health insurance claims.  Provisions for expected future payments are accrued based on the Company’s experience.  Specific stop loss levels provide protection for the Company with $200,000 per occurrence and approximately $15.7 million in the aggregate for each policy year being covered by a separate insurance policy.  The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.2 million as of June 30, 2010 and $0.9 million as of December 31, 2009.

Notes to Condensed Consolidated Financial Statements

NOTE 11 – ACQUISITIONS

In April 2010, a subsidiary of the Company acquired selected assets of Control Dynamics International, LP (“CDI”) a privately-held automation firm based in Houston, Texas.  CDI designs and manufactures industrial automation control systems primarily for the upstream energy industry.  CDI complements the services currently performed by the Automation segment and will allow ENGlobal to expand further into the upstream market.  For accounting purposes, the acquisition was an immaterial business combination.  Total consideration approximated $3.1 million comprised of $1.9 million in cash, a $0.5 million two-year installment note and $0.7 million in contingent payments related to first year earnings performance and sales of specific technology related projects during the three years following the acquisition.  The estimated fair value of the contingent payments is the acquisition date present value of management’s estimate of the payments that will ultimately be made.  While the actual contingent payment amounts may vary from management’s estimate, they may not exceed $1.5 million.  Under the terms of the agreement, ENGlobal did not assume any CDI debt, nor was it required to issue any stock as consideration for the acquired assets.  A key member of CDI’s management team entered into an employment agreement with the Company.

The acquisition, which was structured as a taxable transaction, was accounted for following the requirements of ASC 805.  The Company recognized customer relationships, covenants not to compete and developed technology as identifiable finite-lived intangible assets.  The intangible assets were recognized at their fair values on the acquisition date.  The customer relations and covenants not to compete intangible assets are being amortized over 5 years while the developed technology intangible asset is being amortized over 7.5 years beginning April 2010.  The fair values were determined by management using an income approach methodology that is consistent with previous similar acquisitions.  Results of CDI operations are included in the Automation segment beginning April 1, 2010.

The $0.3 million residual portion of consideration was recognized as goodwill in our Automation segment, all of which is deductible for income tax purposes.  Goodwill represents management’s estimate of the cost associated with acquiring CDI’s power consulting reputation, technical expertise, assembled workforce and the potential synergies with our other energy infrastructure consulting businesses.  Acquisition cost of $104,000 was incurred and expensed as general and administrative expenses in the Automation segment during the six months ended June 30, 2010.

Total consideration was allocated to assets and liabilities acquired as follows (in thousands).

Current assets	$366
Property and equipment	37

Current liabilities	(238)
Identifiable intangibles
Customer relationships	1,514
Technology	908
Covenants not to compete	229
Goodwill	277
Total consideration	$3,093

 ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature.  Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

MD&A Overview

The following list sets forth a general overview of certain significant changes in the Company’s financial condition and results of operations for the three months and six months ended June 30, 2010, compared to the corresponding periods in 2009.

	During the three months ended June 30, 2010	During the six months ended June 30, 2010
Revenues	Decreased 7.7%	Decreased 18.3%
Gross profit	Decreased 42.8%	Decreased 49.2%
Operating income	Decreased 2,208.8%	Decreased 338.3%
SG&A expense	Increased 52.2%	Increased 27.4%
Net income	Decreased 9,134.0%	Decreased 393.5%

Management's Discussion and Analysis (continued)

Selected Balance Sheet Comparisons	As of June 30,	As of December 31,	As of June 30,
	2010	2009	2009
	(dollars in thousands)

Working capital	$26,409	$36,308	$50,904

Total assets	$105,562	$110,635	$124,181

Long-term debt and capital leases, net of current portion	$1,585	$6,149	$14,196

Stockholders’ equity	$72,068	$78,711	$79,117

Days sales outstanding	56	55	69

Long-term debt and capital leases, net of current portion, decreased 73.8%, or $4.5 million, from $6.1 million as of December 31, 2009 to $1.6 million as of June 30, 2010. As a percentage of stockholders’ equity, long-term debt decreased to 2.2% from 7.8% over this six-month period due primarily to a $5.2 million pay down on our line of credit.  The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable.  We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

Total stockholders’ equity decreased 8.4%, or $6.6 million, from $78.7 million as of December 31, 2009 to $72.1 million as of June 30, 2010.  The decrease in stockholders’ equity compared to June 30, 2009 was 8.8%, or $7.0 million.

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Three Months
Ended June 30, 2010 and 2009
(Unaudited)

For the three months ended June 30, 2010 (dollars in thousands)	Engineering	Construction	Automation	Land	All Other	Consolidated

Revenue before eliminations	$32,110	$20,391	$15,804	$5,825	$-	$74,130
Inter-segment eliminations	(233)	(178)	(14)	-	-	(425)
Revenue	31,877	20,213	15,790	5,825	-	73,705	100.0%
Gross profit	1,268	1,385	744	634	-	4,031	5.5%
SG&A	4,510	519	1,301	475	3,468	10,273	13.9%
Operating income (loss)	(3,242)	866	(557)	159	(3,468)	(6,242)	(8.4%)
Other income (expense)						159	0.2%
Interest income (expense)						(78)	(0.1%)
Tax provision						1,644	2.2%
Net loss						$(4,517)	(6.1%)
Diluted earnings per share						$(0.16)

For the three months ended June 30, 2009 (dollars in thousands)

Revenue before eliminations	$33,475	$22,664	$15,578	$8,412	$-	$80,129
Inter-segment eliminations	(21)	(228)	(1)	-	-	(250)
Revenue	33,454	22,436	15,577	8,412	-	79,879	100.0%
Gross profit	2,753	1,789	1,217	1,288	-	7,047	8.8%
SG&A	1,638	418	934	365	3,396	6,751	8.4%
Operating income (loss)	1,115	1,371	283	923	(3,396)	296	0.4%
Other income (expense)						(113)	(0.1%)
Interest income (expense)						(120)	(0.2%)
Tax provision						(13)	(0.0%)
Net income						$50	0.1%
Diluted earnings per share						$0.00

Increase/(Decrease) in Operating Results (dollars in thousands)

Revenue before eliminations	$(1,365)	$(2,273)	$226	$(2,587)	$-	$(5,999)
Inter-segment eliminations	(212)	50	(13)	-	-	(175)
Revenue	(1,577)	(2,223)	213	(2,587)	-	(6,174)	(7.7%)
Gross profit	(1,485)	(404)	(473)	(654)	-	(3,016)	(42.8%)
SG&A	2,872	101	367	110	72	3,522	52.2%
Operating income (loss)	(4,357)	(505)	(840)	(764)	(72)	(6,538)	(2208.8%)
Other income (expense)						272	240.7%
Interest income (expense)						42	35.0%
Tax provision						1,657	(12746.2%)
Net loss						$(4,567)	(9134.0%)
Diluted earnings per share						$(0.16)

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Six Months
Ended June 30, 2010 and 2009
(Unaudited)

For the six months ended June 30, 2010 (dollars in thousands)	Engineering	Construction	Automation	Land	All Other	Consolidated

Revenue before eliminations	$61,538	$37,570	$31,021	$12,095	$-	$142,224
Inter-segment eliminations	(233)	(288)	(14)	-	-	(535)
Revenue	61,305	37,282	31,007	12,095	-	141,689	100.0%
Gross profit	3,181	2,145	2,126	1,451	-	8,903	6.3%
SG&A	6,904	908	2,202	922	6,720	17,656	12.5%
Operating income (loss)	(3,723)	1,237	(76)	529	(6,720)	(8,753)	(6.2%)
Other income (expense)						148	0.1%
Interest income (expense)						(154)	(0.1%)
Tax provision						2,704	1.9%
Net loss						$(6,055)	(4.3%)
Diluted earnings per share						$(0.22)

For the six months ended June 30, 2009 (dollars in thousands)

Revenue before eliminations	$76,590	$45,214	$36,255	$17,498	$-	$175,557
Inter-segment eliminations	(561)	(1,541)	(87)	-	-	(2,189)
Revenue	76,029	43,673	36,168	17,498	-	173,368	100.0%
Gross profit	7,369	3,429	4,074	2,659	-	17,531	10.1%
SG&A	2,964	894	2,219	1,002	6,779	13,858	8.0%
Operating income (loss)	4,405	2,535	1,855	1,657	(6,779)	3,673	2.1%
Other income (expense)						151	0.1%
Interest income (expense)						(331)	(0.2%)
Tax provision						(1,430)	(0.8%)
Net income						$2,063	1.2%
Diluted earnings per share						$0.07

Increase/(Decrease) in Operating Results (dollars in thousands)

Revenue before eliminations	$(15,052)	$(7,644)	$(5,234)	$(5,403)	$-	$(33,333)
Inter-segment eliminations	328	1,253	73	-	-	1,654
Revenue	(14,724)	(6,391)	(5,161)	(5,403)	-	(31,679)	(18.3%)
Gross profit	(4,188)	(1,284)	(1,948)	(1,208)	-	(8,628)	(49.2%)
SG&A	3,940	14	(17)	(80)	(59)	3,798	27.4%
Operating income (loss)	(8,128)	(1,298)	(1,931)	(1,128)	59	(12,426)	(338.3%)
Other income (expense)						(3)	(2.0%)
Interest income (expense)						177	53.5%
Tax provision						4,134	(289.1%)
Net loss						$(8,118)	(393.5%)
Diluted earnings per share						$(0.29)

Management's Discussion and Analysis (continued)

ENGlobal is currently facing a number of challenges.  Due to the current economic conditions and to the reluctance on the part of our customers to undertake new projects, fewer projects are available, available projects are relatively small and pricing is extremely competitive.  Each of these factors adversely impacts our profitability and backlog.  In addition, collection of receivables has become more challenging as the economy has continued to see only modest improvement.  Management believes that past lay-offs and the reduction in employee benefits for remaining employees, necessitated by the adverse impact of industry conditions on the Company’s operations, have negatively affected employee morale and retention.  This may make it difficult to staff projects effectively as economic conditions improve.  In the face of these issues, management is focusing on the need to maintain an internal culture and external reputation for providing high quality, responsive and cost-effective work.  Under the leadership of our new Chief Executive Officer, we are in the process of evaluating and making changes in our internal management operations to address these issues.  While management changes such as those in process can be disruptive in the short term, we believe that the long-term impact of the changes will be favorable. We are also expanding into international operations which we believe will improve our results.

The decline in net income during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due in part to the effect of lower oil and gas processing margins, the uncertainty created by proposed U.S. government regulation in the oil and gas industry, the unavailability of project financing and the generally weak economy.  These factors have led our clients to spend less for our services through the deferral or cancellation of both capital and maintenance projects.  Delays in reducing our staffing levels, combined with declining backlog, resulted in lower utilization rates and materially impacted our gross profit margin.  Competition has increased for the amount of project work on the market, putting significant downward pressure on our billing rate structures and profit margins.  In response to the economic pressures, we have also increased our sales efforts; therefore, increasing costs to focus on winning new work, expanding into new markets, and increasing our client base.

The Company recognizes service revenue as soon as the services are performed.  For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment.  The current amount of revenue deferred for these reasons is $1.2 million.  The majority of the Company’s service revenue historically has been provided through cost-plus contracts, whereas revenue from a majority of our fabrication and turnkey EPC projects has been earned on fixed-price contracts.  We expect a majority of the deferred revenue to be realized in the third quarter of 2010.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs.  Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known.  To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated.  We currently have $1.5 million in contingency.  Losses on contracts are recorded in full as they are identified.  We expect a majority of the contingency amount to be realized in the third quarter of 2010 with the remainder of the contingency to be realized by year end.

In the course of providing our services, we routinely provide engineering, materials and equipment and may provide construction services on a direct hire or subcontractor basis.  Generally, the materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business.  In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in reported revenue.  The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of the Company’s core business trends.

Management's Discussion and Analysis (continued)

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

Industry Overview:
We believe that our year-to-date revenues have been adversely affected by macroeconomic and industry conditions, particularly on the domestic front, and that our revenue for the remainder of fiscal year 2010 is not likely to increase unless these conditions improve significantly.  We anticipate, however, that our performance may improve based on our expansion into international markets where industry conditions are more robust. For over a year, our domestic clients have been spending significantly less on both capital and maintenance energy-related projects in which we could participate.  We have been encouraged in recent months by an increasing trend of client inquiries and proposal activity in some of the sectors we serve, as well as signing several new client Master Service Agreements since the first of the year.  However, the extent to which the generally depressed level of client spending will persist and the resulting impact on our financial results is not clear and many industry experts believe that the depressed spending levels will continue through 2010.

In the past, ENGlobal has benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters.  Most domestic refiners have now chosen to defer significant new spending due to economic conditions, lower refining margins, lower refinery utilization and uncertainty created by proposed government regulation.  The Company expects that once market conditions improve, there will be a continuation of compliance-driven refining projects, such as Environmental Protection Agency (EPA) environmental initiatives and Occupational Safety and Health Administration (OSHA) process safety management and other safety-related projects.  Also, the Company is seeing opportunities to participate in projects to upgrade obsolete automation and control systems at existing refineries.

The downstream petrochemical industry has historically been a good source of projects for ENGlobal.  We continue to see a fairly steady level of both maintenance and small capital projects from this industry, but pricing on these projects is extremely competitive.  We anticipate that future petrochemical work undertaken in the United States will consist primarily of smaller capital projects or maintenance projects.  Further, we believe that more opportunity may be found in major grassroots petrochemical projects which will continue to be undertaken overseas, located either closer to product demand in emerging economies or closer to less expensive feedstocks.  As a result, we are actively evaluating overseas projects in this arena.

The midstream industry, consisting of pipeline transportation, storage and natural gas processing, has continued to be negatively impacted by the industry downturn.  ENGlobal is capable of providing a midstream client with several services in addition to engineering, such as right-of-way acquisition, regulatory permitting, inspection and construction management.  Our clients are able to take advantage of our ‘all in’ capabilities in this sector.  The drivers we see behind growth in domestic midstream activity include:  (1) crude oil, natural gas and natural gas liquids, or refined products, transportation away from active shale discoveries in various parts of the United States, (2) increasing activity in natural gas liquids processing given improved fractionation margins, (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwestern and Northeastern United States, and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

Driven by government stimulus and improving credit availability, alternative energy may present the Company with new project opportunities.  To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to the production of ethanol and biofuels, and the gasification of refinery petroleum coke, municipal waste and other feedstocks as an energy source.  In addition, the Company has been pursuing business on electric power generation and transmission and distribution of energy, as a large amount of capital spending is expected in the coming years, including the transporting of renewable electric energy produced in remote areas to population centers.  In many cases, alternative energy projects are being developed by new and smaller firms that expect to benefit from government grants and tax incentives, rather than our larger, traditional energy clients.

Management's Discussion and Analysis (continued)

ENGlobal expects that, for the foreseeable future, a majority of the large capital energy-related projects will be built overseas.  Therefore, the Company is forming business relationships with operating companies and other service providers that may result in an increased amount of engineering and related service work on international projects.  The Company also expects that our large integrated oil and gas clients will continue to spend the major portion of their capital budgets on upstream exploration and production activities.  Over time, ENGlobal expects to increase its activity in the upstream area, as evidenced by our recent acquisition of CDI.  We are also performing engineering services on a small number of domestic civil infrastructure projects as a means of offsetting reduced large capital project work from our heritage clients.

We are not immune to the current economic events and depressed level of client spending as evidenced by lower year to date revenues in all of our segments, as well as by our consolidated net losses.  While we believe these conditions will improve eventually, we cannot be certain of the timing of this improvement, especially given the trend in our revenues and our decreased backlog.  Until conditions improve, we will continue to experience delayed and cancelled projects, intense pricing competition, more clients requiring fixed-price contracts and a declining backlog.  In addition, we are adversely affected by general economic conditions, reduced credit availability, lower refining margins, lower refinery utilization and uncertainty created by proposed government regulation.  We believe this is an industry wide phenomenon.  However, we are taking significant steps, such as increased focus on business development, to improve our ability to respond to these conditions in a manner that will allow the Company to return to profitability.  We believe each of the Company’s business segments is well positioned for growth when market conditions improve for the following reasons:

•
ENGlobal has served many of our valued clients over a long period of time, and these strong business relationships are the foundation of our business.  We are also continuously undertaking business development activities to form new long-term client relationships.  While some clients are basing their purchasing decisions on overall costs rather than existing relationships, we continue to see project awards from our long-term clients and we have entered into several new “preferred provider” or Master Service Agreements since the first of the year.

•
Our business relies primarily on small to mid-sized projects, many of which fall into the “run and maintain” category.  Many of the projects we work on are driven by regulatory compliance and maintenance requirements that need to be completed in a certain timeline regardless of economic conditions.

•
We believe that new pipelines and storage facilities will be required in the United States as a result of the need to transport crude oil and natural gas from developing basins and shale plays, such as the Bakken, Haynesville, Marcellus, Eagle Ford and Rocky Mountain areas.  Although we cannot be certain of the timing of this activity within the United Sates, we also see continued need for pipelines to transport imported sources of energy, such as Canadian crude, liquefied natural gas and refined products.  We are entering into more international contracts and actively working to increase our ability to take advantage of these opportunities outside of the United States.

•
A significant part of our Automation segment’s work is driven by our clients’ need to replace aging and obsolete distributed control system (“DCS”) and analytical equipment.  While some of these expenditures can be deferred, and Automation revenues and backlog have declined significantly since the comparable period in 2009, the need to replace DCS and other equipment has historically provided reliable and recurring projects for us.  We expect to benefit as certain DCS manufacturers are currently phasing out their support for heritage platforms and launching new platforms.  Although the timing of this is uncertain, we believe that with such a large installed base, our clients will be required to migrate to newer DCS platforms.  Our Automation segment also has historically benefited from its ability to sell work to larger engineering and construction firms, thus gaining access to major international projects through tier one firms.

Management's Discussion and Analysis (continued)

•
About half of the states in the U.S. have enacted Renewable Portfolio Standards, which mandate a timeline and percentage for electricity generation from renewable sources, such as wind, solar, geothermal and biomass.  We believe that this factor, together with the United States focusing on energy independence, environmental concerns and government stimulus, should work together to drive demand for alternative and sustainable sources of energy.

•
Facilities in the energy industry, as well as in many other industries, are aging.  No grass roots refinery has been built in the United States since 1976, and many of the country’s large pipelines were installed over 40 years ago.  Although this condition has been in place for a number of years and timing is uncertain, we anticipate that maintaining and rebuilding this aging infrastructure - an ENGlobal core competency - will benefit the Company.

Specific segment information contained below in this section provides further detail regarding the reasons for changes in our financial performance from period to period.

Revenue:
Of the overall decrease in revenue for the three months ended June 30, 2010, as compared to the comparable 2009 period, approximately $1.6 million was attributable to our Engineering segment, $2.2 million to our Construction segment and $2.6 million to our Land segment, offset by an increase of $0.2 million in our Automation segment.

Of the overall decrease in revenue for the six months ended June 30, 2010, as compared to the comparable 2009 period, approximately $14.7 million was attributable to our Engineering segment, $6.4 million to our Construction segment, $5.4 million to our Land segment and $5.2 million to our Automation segment.

Many of our clients continue to delay or cancel scheduled capital projects due to current economic conditions and lower oil prices.  They are focusing more on “run and maintain” type smaller projects.  These types of projects focus on work for required maintenance to keep the plant up and running but not on new capital expansions.  Competition has increased greatly for the amount of project work on the market.

Gross Profit:
The overall $3.0 million decrease in gross profit for the three months ended June 30, 2010, as compared to the comparable 2009 period, was attributable to approximately $0.5 million in decreased revenue and approximately $2.5 million in increased costs.  As a percentage of revenue, gross profit decreased from 8.8% to 5.5% for the three months ended June 30, 2010 compared to the same period in 2009.

The overall $8.6 million decrease in gross profit for the six months ended June 30, 2010, as compared to the comparable 2009 period, was attributable to approximately $3.2 million in decreased revenue and approximately $5.4 million in increased costs.  As a percentage of revenue, gross profit decreased from 10.1% to 6.3% for the six months ended June 30, 2010 compared to the same period in 2009.

The continued decreases in revenue volume and backlog have lowered our utilization of our billable resources resulting in increased non-project overhead costs to retain employees.  We also continue to renegotiate existing contracts and accept new contracts at lower margins in order to obtain and retain work due to the current market pressure.

Management's Discussion and Analysis (continued)

Selling, General, and Administrative:
The increase in operating SG&A expense for the three months ended June 30, 2010, as compared to the comparable 2009 period, primarily consisted of increases of $3.1 million in bad debt expense mainly attributable to the Bigler write off, $0.2 million in salaries and employee related expenses, $0.1 million in professional service expense and $0.1 million in amortization expense attributable to the CDI acquisition, offset by decreases of $0.1 million in facilities expenses.  Operating SG&A is discussed in further detail in each of the segment sections

The increase in all other SG&A expense for the three months ended June 30, 2010, as compared to the comparable 2009 period, was primarily the result of an increase of $0.4 million in salaries and employee related expenses, offset by an aggregate decrease of $0.3 million in facilities expenses, office expense, professional service expense, amortization expense and depreciation expense.  As a percentage of revenue, all other SG&A expense increased to 4.7% for the three months ended June 30, 2010, from 4.3% for the comparable prior-year period.

The increase in operating SG&A expense for the six months ended June 30, 2010, as compared to the comparable 2009 period, primarily consisted of increases of $2.8 million in bad debt expense mainly attributable to the Bigler write off, $0.9 million in professional service expense and $0.2 million in amortization expense mainly attributable to the CDI acquisition.

The decrease in all other SG&A expense for the six months ended June 30, 2010, as compared to the comparable 2009 period, was primarily the result of an aggregate decrease of $0.4 million in professional service expense, depreciation expense, office expenses, facilities expenses and amortization expense, offset by an increase of $0.3 million in salaries and employee related expenses.  As a percentage of revenue, all other SG&A expense increased to 4.7% for the six months ended June 30, 2010, from 3.9% for the comparable prior-year period.

Operating Income:
The decrease in operating income for the three months ended June 30, 2010, as compared to the comparable 2009 period, was attributable to lower revenue levels, renegotiated lower margins on contracts as well as increased costs for maintaining core employees at a time when the Company had fewer projects and increased SG&A costs.

The decrease in operating income for the six months ended June 30, 2010, as compared to the comparable 2009 period, was attributable to lower revenue levels, renegotiated lower margins on contracts as well as increased costs for maintaining core employees at a time when the Company had fewer projects and increased SG&A costs.

Other Income/Expense, net:
Other income for the three months ended June 30, 2010 mainly consisted of $150,000 for a legal settlement, while other expense for the same period in 2009 consisted of $101,000 in losses from an investment in a Costa Rican company.

Other income for the six months ended June 30, 2010, mainly consisted of $150,000 for a legal settlement.  Other income for the same period in 2009 consisted of $300,000 from insurance proceeds related to Hurricane Ike, offset by expenses of $145,000 in losses from an investment in a Costa Rican company.

Interest Income/Expense, net:
Interest expense decreased for both the three and six months ended June 30, 2010, as compared to the comparable 2009 period, due to the lower balances on our line of credit and a favorable LIBOR rate option in our Credit Agreement.

Tax Provision:
Income tax expense for both the three months and six months ended June 30, 2010, as compared to the comparable 2009 period, decreased due to the decrease in operating income.  The effective rate is lower due to the majority of the Company’s work being completed in a state that calculates taxes based on the gross margin rather than net income.

Management's Discussion and Analysis (continued)

Net Income:
As a result of the changes detailed above, net loss for the three months ended June 30, 2010 increased to a loss of $4.5 million from a nominal income for the comparable prior year period.

As a result of the changes detailed above, net loss for the six months ended June 30, 2010 increased $8.1 million to a loss of $6.0 million from an income of $2.1 million for the comparable prior year period.

Liquidity and Capital Resources

Overview
The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations.  Our primary source of liquidity at June 30, 2010 was borrowings under our senior revolving credit facility with Wells Fargo Bank.  Cash on hand at June 30, 2010 totaled $0.2 million and availability under the credit facility, after consideration of loan covenant restrictions, totaled $23.6 million, resulting in total liquidity of $23.8 million.  As of June 30, 2010, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

At June 30, 2010, the amount outstanding on the Company’s line of credit was $0.8 million compared to $13.2 million at June 30, 2009.

Although our revenues, profits and opportunities have contracted over the past year, we still believe we are a growth company positioned to expand when general economic conditions improve.  We expect to continue to manage our business to achieve reasonable growth objectives that are commensurate with profitable operations given existing and anticipated economic conditions. We believe that when market conditions improve, we will, once again, experience organic growth.  In the meantime, management has been tasked with right sizing the Company to reduce costs and to enhance productivity.

The current competitive contracting environment exposes us to situations in which our clients may become unable or unwilling to complete a contract and meet their obligations to us in the normal course of business.  These situations cause unexpected liquidity requirements, lower than expected profits and even losses.  We currently are financing more than $11.6 million relating to the SLE and Alon projects, described more fully in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. While these situations have caused the Company to incur higher interest costs than would otherwise have been incurred, our liquidity remains sufficient to meet our objectives.  Even though the Company believes it will receive favorable judgments in legal proceedings regarding these situations, due to the current business environment and weak credit climate, just prevailing in disputes may not assure that cash or assets will be realized and that the Company will not be left with assets it cannot employ.

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

(i)	revenues continue to decline as a result of the factors discussed in the Industry and Company Overview section,
(ii)	amounts billed are not collected or are not collected in a timely manner,
(iii)	circumstances prevent the timely internal processing of invoices,
(iv)	project mix shifts from cost-reimbursable to fixed-price contracts during significant periods of growth,
(v)	the Company loses one or more of its major customers or its major customers significantly reduce the amount of work requested from the Company,
(vi)	the Company experiences cost overruns on fixed-price contracts,
(vii)	our client mix shifts from our historical owner-operator client base to more developer-based clients,
(viii)	acquisitions are not integrated timely or effectively, or
(ix)	we are unable to meet the covenants of the Wells Fargo Credit Facility.

If any such event occurs, we would be forced to consider alternative financing options.

Historically, we have satisfied our cash requirement through operations and borrowings under a revolving credit facility.  In December 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provides a twenty-eight month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”).  The Wells Fargo Credit Facility is guaranteed by substantially all of the Company’s subsidiaries, is secured by substantially all of the Company’s assets and positions Wells Fargo as senior to all other debt.  There was $0.8 million outstanding on the Wells Fargo Credit Facility as of June 30, 2010.  The remaining borrowings available under the Wells Fargo Credit Facility as of June 30, 2010 were $23.6 million after consideration of loan covenant restrictions.

Management's Discussion and Analysis (continued)

The Wells Fargo Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00;
•	Asset Coverage Ratio not less than 2.00 to 1.00; and
•	Fixed Charge Coverage Ratio not less than 1.75 to 1.00.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investment, guaranties, restrictions on certain distributions and pledges of assets.

The Company was not in compliance with all covenants under the Wells Fargo Credit Facility as of June 30, 2010.  During the current quarterly reporting period, our Total Liabilities to Tangible Net Worth Ratio was 0.76 to 1.00; our Asset Coverage Ratio was 56.07 to 1.00; and our Fixed Charge Ratio was (1.00) to 1.00.  During the six month period ended June 30, 2010 we expended or committed approximately 20%, or $0.7 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the six month period has been for normal operating requirements including office furniture, computers, software and vehicles.  The Company does not expect to exceed the covenant limitation for capital expenditures during the balance of the current fiscal year.

During the three month period ended June 30, 2010 our Total Liabilities to Tangible Net Worth Ratio covenant level increased slightly over its respective average ratios for the four previous quarterly periods and our Asset Coverage Ratio covenant level improved over its respective average ratios for the four previous quarterly periods.  The Company’s Fixed Charge Coverage Ratio for the quarterly period ended June 30, 2010 was not in compliance with the Wells Fargo Credit Facility covenant; however, Wells Fargo waived its default rights with respect to the breach for the second quarter of 2010 only.

Cash Flows from Operating Activities:
Operations generated approximately $8.9 million in net cash during the six months ended June 30, 2010, compared with net cash generated from operations of $14.0 million during the same period in 2009.  Operations generated approximately $2.4 million in net cash during the three months ended June 30, 2010, compared to the $5.8 million used for the three months ended June 30, 2009.

The primary changes in working capital accounts during the six months ended June 30, 2010 were:

•
Decreased Trade Receivables – The decrease of $1.6 million from December 31, 2009, was primarily the result of an overall decline in operating activity.  Our days sales outstanding has fluctuated from 69 days for the three month period ended June 30, 2009, to 55 days for the twelve month period ended December 31, 2009, to 56 days at the end of the three month period ended June 30, 2010.  The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable.  We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

•
Increased Accrued Compensation and Benefits – The increase of $4.3 million is due to a timing issue for payroll payments.  As of December 31, 2009, the payroll for the last period of the year had been paid while the payroll for the last period of the quarter as of June 30, 2010 had not been paid.

•
Increased Current Portion of Long-Term Debt and Leases – The increase of $1.7 million from December 31, 2009 was due to the additions of the Westech Engineering, Inc. and Control Dynamics International, L.P. notes and the Wells Fargo Credit Facility loan balance being current instead of long-term due to the covenant breach.

•	Decreased Cost and Billings on Uncompleted Contracts – The decrease of $0.8 million from December 31, 2009 was primarily due to the overall decline in operating activity.

•	Increased Other Current Liabilities – The increase of $2.4 million from December 31, 2009 is due to the increases of project reserves for legal issues and a client deposit on a specific project.

•	Increased Federal and Income Tax Receivable – The increase of $1.2 million from December 31, 2009, was due to the net loss recorded during the six months ended June 30, 2010.

           Stock Repurchase Program:
Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company’s common stock. During the quarter ended June 30, 2010, we purchased 329,629 shares at an average cost of $2.43 per share through open market purchases under this authorization. At June 30, 2010, approximately $1.7 million remains authorized in the stock repurchase program.  The program does not have an expiration date.

Management's Discussion and Analysis (continued)

Engineering Segment Results

	Three Months Ended June 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$32,110		$33,475		$(1,365)
Inter-segment eliminations	(233)		(21)		(212)
Total revenue	$31,877		$33,454		$(1,577)

Detailed revenue:
Detail-design	$15,331	48.1%	$22,140	66.2%	$(6,809)	(30.8%)
Field services	11,863	37.2%	9,944	29.7%	1,919	19.3%
Procurement services	892	2.8%	71	0.2%	821	1156.3%
Fixed-price	3,791	11.9%	1,299	3.9%	2,492	191.8%
Total revenue:	$31,877	100.0%	$33,454	100.0%	$(1,577)	(4.7%)

Gross profit:	1,268	4.0%	2,753	8.2%	(1,485)	(53.9%)

Operating SG&A expense:	4,510	14.2%	1,638	4.9%	2,872	175.3%

Operating income (loss):	$(3,242)	(10.2%)	$1,115	3.3%	$(4,357)	(390.8%)

	Six Months Ended June 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$61,538		$76,590		$(15,052)
Inter-segment eliminations	(233)		(561)		328
Total revenue	$61,305		$76,029		$(14,724)

Detailed revenue:
Detail-design	$30,733	50.1%	$52,646	69.2%	$(21,913)	(41.6%)
Field services	23,246	37.9%	20,437	26.9%	2,809	13.7%
Procurement services	893	1.5%	380	0.5%	513	135.0%
Fixed-price	6,433	10.5%	2,566	3.4%	3,867	150.7%
Total revenue:	$61,305	100.0%	$76,029	100.0%	$(14,724)	(19.4%)

Gross profit:	3,181	5.2%	7,369	9.7%	(4,188)	(56.8%)

Operating SG&A expense:	6,904	11.3%	2,964	3.9%	3,940	132.9%

Operating income (loss):	$(3,723)	(6.1%)	$4,405	5.8%	$(8,128)	(184.5%)

Management's Discussion and Analysis (continued)

Overview of Engineering Segment:
The Company’s Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services to the midstream and downstream sectors. These services are primarily provided to clients in the petroleum refining, petrochemical, pipeline, production and alternative energy industries.  The Engineering segment includes the technical services group, which provides engineering, design, installation, and operation and maintenance of various government, public sector, and international facilities. Services provided by the Engineering segment include feasibility studies, engineering design, procurement and construction management.

Our Engineering segment has been adversely affected by current economic conditions.  Many of our clients have delayed or canceled scheduled capital projects due to the economy, lower commodity prices and lower energy processing margins.  Instead, they are focusing more on maintenance (“run and maintain”) projects which, historically, are smaller than many of the other projects in which we have been involved.  Competition has increased greatly for the amount of project work on the market.  ENGlobal is fortunate to maintain a base of significant clients for whom we have performed engineering services for many years and, while these clients have fewer projects, they continue to award projects to us.  However, due to market pressures, we have renegotiated some of our existing contracts to accept lower margins and we have lost some projects due to competitive pricing pressures.  We are also focusing on increased marketing efforts not only to expand our opportunities in the chemical, refining and pipeline sectors, but also to expand into other markets within the energy and infrastructure sector, and to expand into international markets.

Revenue:
The decrease in the Engineering segment revenue resulted primarily from decreased demand for larger engineering and related professional services for energy related projects.  As our larger projects are completing, they are being replaced with much smaller, less profitable projects.  Our Engineering segment has also been affected by delayed or cancelled capital project work by clients in reaction to the current economy and by competitive pricing pressures.

Of the overall decrease in revenue from detail-design services for the three months ended June 30, 2010, as compared to the comparable 2009 period, approximately $7.4 million was related to the completion or near completion of several major projects.  These decreases were offset by $0.6 million with the addition of new smaller projects.

Of the overall decrease in revenue from detail-design services for the six months ended June 30, 2010, as compared to the comparable 2009 period, approximately $21.7 million was related to the completion or near completion of several major projects while the remainder of the decrease is accounted for by lower availability of work due to client delays or cancellation of projects.

The increase in revenue from field services for both the three months ended and six months ended June 30, 2010, as compared to the comparable 2009 period, was primarily due to the addition of new on-site assignments in the Beaumont, Lake Charles and Houston areas with existing customers.

The overall increase in revenue from procurement services for both the three months ended and six months ended June 30, 2010, as compared to the comparable 2009 periods, was mainly due to the addition of several new EPC projects.  Procurement services included subcontractor placements, equipment purchases and other procurement activities as required by our clients.  Our clients are expressing more interest in the EPC work and, as a result, activity for procurement services could increase in the future.  Typically, procurement services have lower margins than engineering services.

The overall increase in revenue from fixed-price services for both the three months ended and six months ended June 30, 2010, as compared to the comparable 2009 periods, was due to the current economy.  More clients are requesting work to be performed on a fixed-price basis to control their costs and shift risk to their contractors.

Management's Discussion and Analysis (continued)

Gross Profit:
Of the overall decrease in gross profit for the three months ended June 30, 2010, as compared to the comparable 2009 period, $1.4 million was attributable to increased costs, while decreased revenues contributed to $0.1 million of the overall decrease.

Of the overall decrease in gross profit for the six months ended June 30, 2010, as compared to the comparable 2009 period, $2.8 million was attributable to increased costs, while decreased revenues contributed to $1.4 million of the overall decrease.

The decrease in both the three months and six months ended June 30, 2010 as compared to the same periods in 2009 is the result of clients awarding new work based on competitive bidding, resulting in lower margins.  This includes renegotiating existing contracts to lower margins due to competitive pressure.  As we complete our larger, higher margin projects, we are replacing them primarily with smaller, lower margin projects.

Selling, General, and Administrative:
The increase in the Engineering segment’s SG&A expense for the three months ended June 30, 2010, as compared to the comparable 2009 period, was due to increases of $2.9 million in bad debt expense mainly attributable to the Bigler write off and $0.1 million in salaries and employee related expenses, offset by a decrease of $0.2 million in facilities expenses.

The increase in the Engineering segment’s SG&A expense for the six months ended June 30, 2010, as compared to the comparable 2009 period, was due to increases of $2.9 million in bad debt expense mainly attributable to the Bigler write off, $0.8 million in professional services expenses and $0.2 million in salaries and employee related expenses.

Operating Income:
Of the overall increase in the Engineering segment’s operating loss for the three months ended June 30, 2010, as compared to the comparable 2009 period, stated as a percent of revenues, 4.2 percentage points of change was due to lower margin work because of client pressures for competitive bidding and 9.3 percentage points of change was due to increased SG&A expenses for increased bad debt expense and salaries and employee related expenses.

Of the overall increase in the Engineering segment’s operating loss for the six months ended June 30, 2010, as compared to the comparable 2009 period, stated as a percent of revenues, 4.5 percentage points of change was due to lower margin work because of client pressures for competitive bidding, 7.4 percentage points of change was due to increased SG&A expenses for increased bad debt expense and salaries and employee related expenses.

Management’s Discussion and Analysis (continued)

Construction Segment Results

	Three Months Ended June 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$20,391		$22,664		$(2,273)
Inter-segment eliminations	(178)		(228)		50
Total revenue	$20,213		$22,436		$(2,223)

Detailed revenue:
Inspection	$16,172	80.0%	$18,149	80.9%	$(1,977)	(10.9%)
Construction services	4,041	20.0%	4,287	19.1%	(246)	(5.7%)
Total revenue:	$20,213	100.0%	$22,436	100.0%	$(2,223)	(9.9%)

Gross profit:	1,385	6.9%	1,789	8.0%	(404)	(22.6%)

Operating SG&A expense:	519	2.6%	418	1.9%	101	24.2%

Operating income:	$866	4.3%	$1,371	6.1%	$(505)	(36.8%)

	Six Months Ended June 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$37,570		$45,214		$(7,644)
Inter-segment eliminations	(288)		(1,541)		1,253
Total revenue	$37,282		$43,673		$(6,391)

Detailed revenue:
Inspection	$29,493	79.1%	$36,352	83.2%	$(6,859)	(18.9%)
Construction services	7,789	20.9%	7,321	16.8%	468	6.4%
Total revenue:	$37,282	100.0%	$43,673	100.0%	$(6,391)	(14.6%)

Gross profit:	2,145	5.7%	3,429	7.9%	(1,284)	(37.4%)

Operating SG&A expense:	908	2.4%	894	2.1%	14	1.6%

Operating income:	$1,237	3.3%	$2,535	5.8%	$(1,298)	(51.2%)

Management’s Discussion and Analysis (continued)

Overview of Construction Segment:
Serving primarily the midstream and upstream sectors, the Construction segment focuses on energy infrastructure projects in the United States by providing construction management personnel and services primarily in the area of inspection but also in the areas of construction, construction management, vendor and turnaround management, plant asset management, commissioning and start-up, instrumentation and electrical, mechanical integrity, field support services, and quality assurance. Our Construction segment’s clients include operators and developers of pipeline, refining, utility, chemical, petrochemical, alternative energy and power facilities throughout the United States.  Our construction management business provides project managers, instrument technicians, CADD operators, clerical staff and inspectors.

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

Revenue:
The overall decrease in revenue from inspection related services for both the three months and six months ended June 30, 2010, as compared to the comparable 2009 periods, was related to the current economic conditions which have resulted in project delays and cancellations.  We have begun to see increases in project awards for inspection services and are expecting revenues to increase for the remainder of the year.

Of the overall decrease in revenue from construction services for the three months ended June 30, 2010, as compared to the comparable 2009 period, $0.6 million is due to project delays and cancellations offset by an increase of $0.4 million derived from the August 2009 acquisition of PCI.  We continue to focus on new opportunities for both alternative and conventional energy facilities.

Of the overall increase in revenue from construction services for the six months ended June 30, 2010, as compared to the comparable 2009 period, $0.8 million was derived from the August 2009 acquisition of PCI.  That increase was offset by a $0.3 million decrease related to project delays and cancellations.

Gross profit:
Of the overall decrease in our Construction segment’s gross profit for the three months ended June 30, 2010, as compared to the comparable 2009 period, $0.2 million was attributable to increased costs, while decreased revenues contributed to $0.2 million of the overall decrease.  As a percentage of revenue, 1.1% of increased costs are primarily attributable to competitive pressures to reduce billing rates and 0.4% is attributable to keeping core employees on non-project overhead.

Of the overall decrease in our Construction segment’s gross profit for the six months ended June 30, 2010, as compared to the comparable 2009 period, $0.8 million was attributable to increased costs, while decreased revenues contributed to $0.5 million of the overall decrease.  As a percentage of revenue, 2.0% of increased costs are primarily attributable to competitive pressures to reduce billing rates and 0.2% is attributable to keeping core employees on non-project overhead.

Selling, General, and Administrative:
The overall increase in our Construction segment’s SG&A expense for the three months ended June 30, 2010, as compared to the comparable 2009 period, was mainly attributable to aggregate increases of $101,000 in salaries and employee related employee expenses, facilities expenses and professional service expenses.

Management's Discussion and Analysis (continued)

The overall increase in our Construction segment’s SG&A expense for the six months ended June 30, 2010, as compared to the comparable 2009 period, was mainly attributable to aggregate increases of $145,000 in salaries and employee related employee expenses, facilities expenses and professional service expenses, offset by a reduction of $100,000 in bad debt reserves and a decrease of $36,000 in stock compensation expense.

Operating Income:
The overall decrease in our Construction segment’s operating income for the three months ended June 30, 2010, as compared to the comparable 2009 period, was primarily attributable to the increased direct and indirect costs of approximately 1.1% and increased SG&A expenses of 0.7%.

The overall decrease in our Construction segment’s operating income for the six months ended June 30, 2010, as compared to the comparable 2009 period, was primarily attributable to the increased direct and indirect costs of approximately 2.2% and increased SG&A expenses of 0.3%.

Management’s Discussion and Analysis (continued)

Automation Segment Results

	Three Months Ended June 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$15,804		$15,578		$226
Inter-segment eliminations	(14)		(1)		(13)
Total revenue	$15,790		$15,577		$213

Detailed revenue:
Fabrication	$9,811	62.1%	$8,830	56.7%	$981	11.1%
Non-fabrication	5,979	37.9%	6,747	43.3%	(768)	(11.4%)
Total revenue:	$15,790	100.0%	$15,577	100.0%	$213	1.4%

Gross profit:	744	4.7%	1,217	7.8%	(473)	(38.9%)

Operating SG&A expense:	1,301	8.2%	934	6.0%	367	39.3%

Operating income (loss):	$(557)	(3.5%)	$283	1.8%	$(840)	(296.8%)

	Six Months Ended June 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$31,021		$36,255		$(5,234)
Inter-segment eliminations	(14)		(87)		73
Total revenue	$31,007		$36,168		$(5,161)

Detailed revenue:
Fabrication	$19,082	61.5%	$16,024	44.3%	$3,058	19.1%
Non-fabrication	11,925	38.5%	20,144	55.7%	(8,219)	(40.8%)
Total revenue:	$31,007	100.0%	$36,168	100.0%	$(5,161)	(14.3%)

Gross profit:	2,126	6.9%	4,074	11.3%	(1,948)	(47.8%)

Operating SG&A expense:	2,202	7.1%	2,219	6.1%	(17)	(0.8%)

Operating income (loss):	$(76)	(0.2%)	$1,855	5.2%	$(1,931)	(104.1%)

Management’s Discussion and Analysis (continued)

Overview of Automation Segment:
The Automation segment provides services related to design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors.  This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries.  We provide clients with a full range of services including front-end engineering feasibility studies and the execution of active large scope engineering, procurement and construction projects.  By focusing on large-scale projects, we intend to pursue Distributed Control Systems (DCS) conversion and new installation projects.  ENGlobal has proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture DCS. Our Automation segment is focusing significant efforts not only on marketing to our existing client base, but also to expanding our client base outside of the energy sector both domestically and internationally.

Our Automation segment has been adversely affected by the current economic conditions. A significant part of our Automation segment’s work is driven by our clients’ need to replace aging and obsolete DCS and analytical equipment.  The need to replace DCS and other equipment has historically provided a reliable and recurring source of projects.  While some of these expenditures have been deferred in recent years and continue to be deferred, we may benefit from changes being made by certain manufacturers who are currently phasing out their support for heritage DCS platforms.  With such a large installed base, our clients will be required to migrate to newer DCS platforms within the next five years.

In April 2010, the Company acquired selected assets of Control Dynamics International, LP (“CDI”).  CDI designs and manufactures industrial automation control systems primarily for the upstream energy industry.  These services complement the other services historically provided by our Automation segment and will allow us to expand further into the upstream market.  Under the terms of the agreement, ENGlobal did not assume any CDI debt, nor was it required to issue any stock as consideration for the acquired assets.  Results of CDI operations are included in the Automation segment beginning April 1, 2010.

Revenue:
The overall increase from our fabrication revenue for both the three months and six months ended June 30, 2010, as compared to the comparable 2009 periods, is mainly attributable to work with new clients in expanded markets as a result of our increased sales efforts.

Of the overall decrease from our non-fabrication revenue for the three months ended June 30, 2010, as compared to the comparable 2009 period, $1.5 million was related to the completion or near completion of several major projects for the non-fabrication revenue.  This was offset by new work acquired as a result of our increased sales effort, as well as projects related to the CDI acquisition.

Of the overall decrease from our non-fabrication revenue for the six months ended June 30, 2010, as compared to the comparable 2009 period, $12.3 million was related to the completion or near completion of several major projects for the non-fabrication revenue.  This was offset by new work acquired as a result of our increased sales effort, as well as projects related to the CDI acquisition.

Gross profit:
Of the overall decrease in our Automation segment’s gross profit for the three months ended June 30, 2010, as compared to the comparable 2009 period, $0.5 million was attributable to increased costs, while revenues remained constant.  As a percentage of revenue, 1.8% of the total gross profit percentage decrease is due to competitive pressures to reduce margins on both new and existing work, while 1.3% is attributable to overhead costs incurred to maintain core employees on non-project overhead.

Of the overall decrease in our Automation segment’s gross profit for the six months ended June 30, 2010, as compared to the comparable 2009 period, $1.4 million was attributable to increased costs, while decreased revenues contributed to $0.6 million of the overall decrease.  As a percentage of revenue, 2.5% of the total gross profit percentage decrease is due to competitive pressures to reduce margins on both new and existing work, while 1.9% is attributable to overhead costs incurred to maintain core employees on non-project overhead.

Management's Discussion and Analysis (continued)

Selling, General, and Administrative:
The overall increase in our Automation segment’s SG&A expense for the three months ended June 30, 2010, as compared to the comparable 2009 period, was attributable to increases of $137,000 in amortization expense, mainly attributable to the acquisition of CDI, $79,000 in professional services expense and the remainder in salaries and employee related expenses, bad debt expense and facilities expenses.

The overall decrease in our Automation segment’s SG&A expense for the six months ended June 30, 2010, as compared to the comparable 2009 period, was attributable to decreases of $184,000 in salaries and employee related expenses, $95,000 in bad debt expense and $45,000 in gain on assets, offset by increases of $152,000 in amortization expense, $64,000 in depreciation expense and $62,000 in professional services expenses, with the remainder of the increase in insurance expense and office expenses.

Operating Income:
The overall $0.8 million increase in our Automation segment’s operating loss for the three months ended June 30, 2010, as compared to the comparable 2009 period, was due to the factors discussed above.

The overall $1.9 million increase in our Automation segment’s operating loss for the six months ended June 30, 2010, as compared to the comparable 2009 period, was due to the factors discussed above.

Management’s Discussion and Analysis (continued)

Land Segment Results

	Three Months Ended June 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$5,825		$8,412		$(2,587)
Inter-segment eliminations	-		-		-
Total revenue	$5,825	100.0%	$8,412	100.0%	$(2,587)	(30.8%)

Gross profit:	634	10.9%	1,288	15.3%	(654)	(50.8%)

Operating SG&A expense:	475	8.2%	365	4.3%	110	30.1%

Operating income:	$159	2.7%	$923	11.0%	$(764)	(82.8%)

	Six Months Ended June 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)
Revenue before eliminations	$12,095		$17,498		$(5,403)
Inter-segment eliminations	-		-		-
Total revenue	$12,095	100.0%	$17,498	100.0%	$(5,403)	(30.9%)

Gross profit:	1,451	12.0%	2,659	15.2%	(1,208)	(45.4%)

Operating SG&A expense:	922	7.6%	1,002	5.7%	(80)	(8.0%)

Operating income:	$529	4.4%	$1,657	9.5%	$(1,128)	(68.1%)

Overview of Land Segment:
Our Land segment provides land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies, and other owner/operators of infrastructure facilities throughout the United States and Canada.  We have successfully built a reputation for quality, budget management and focused objectives, as long term alliance partners with our clients.  The Land segment provides services to a cross-section of clients in the energy markets.  As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, we anticipate that the Land segment will have additional project opportunities.

Our Land segment has been adversely affected by the current economic conditions.  Overall pipeline and other midstream projects have been less affected than upstream projects.  Although pipeline projects tend to require fewer engineering man-hours than similarly sized downstream projects, ENGlobal may also provide a pipeline client with several additional services, such as right-of-way acquisition, regulatory permitting, inspection and construction management.  Our clients are able to take advantage of our ‘all in’ capabilities in the midstream sector.  We believe, as the economy improves, the drivers behind the growth in domestic pipeline activity will include:  (1) ) natural gas transportation away from the shale discoveries in various parts of the United States, (2) natural gas transportation related to LNG import facilities, (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwestern and Northeastern United States, and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

Management's Discussion and Analysis (continued)

Revenue:
Of the overall decrease in our Land segment’s revenue for the three months ended June 30, 2010, as compared to the comparable 2009 period, $1.8 million was attributed to the completion of several major projects with the remaining decrease attributable to clients delaying capital projects.

Of the overall decrease in our Land segment’s revenue for the six months ended June 30, 2010, as compared to the comparable 2009 period, $3.6 million was attributed to the completion of several major projects with the remaining decrease attributable to clients delaying capital projects.

Gross profit:
Of the overall decrease in our Land segment’s gross profit for the three months ended June 30, 2010, as compared to the comparable 2009 period, $0.3 million was attributable to increased costs, while decreased revenues contributed to $0.4 million of the decrease.

Of the overall decrease in our Land segment’s gross profit for the six months ended June 30, 2010, as compared to the comparable 2009 period, $0.4 million was attributable to increased costs, while decreased revenues contributed to $0.8 million of the decrease.

Due to current economic conditions, we are experiencing higher client demands for lower costs.  As a result, some of our contracts provide lower margins than we have been able to earn in the past.  This trend is adversely affecting our gross profit.  Competitive pressure accounts for the entire decrease in gross profit for both the three months and six months ended June 30, 2010.

Selling, General, and Administrative:
The overall increase in our Land segment’s SG&A expense for the three months ended June 30, 2010, as compared to the comparable 2009 period, was mainly attributable to aggregate increases in bad debt expense, facilities expenses and salaries and employee related expenses offset by a decrease in marketing expenses.

The overall decrease in our Land segment’s SG&A expense for the six months ended June 30, 2010, as compared to the comparable 2009 period, was mainly attributable to aggregate decreases in salaries and employee related expenses and marketing expenses offset by aggregate increases in bad debt expense, facilities expenses and professional services expense.

Operating Income:
The overall $0.8 million decrease in our Land segment’s operating income for the three months ended June 30, 2010, as compared to the comparable 2009 period, was due to the factors discussed above.

The overall $1.1 million decrease in our Land segment’s operating income for the six months ended June 30, 2010, as compared to the comparable 2009 period, was due to the factors discussed above.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, notes and capital leases payable and debt obligations.  The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk.  In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and, to a minor extent, currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Wells Fargo Credit Facility.  As of June 30, 2010, $0.8 million was outstanding under the Wells Fargo Credit Facility that accrues interest at 2% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum determined by Wells Fargo to be 2% above LIBOR in effect on the first day of an applicable fixed rate term.  The Wells Fargo Credit Facility includes a commitment fee of 30 basis points for the unused portion of the $25 million credit facility.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant that are designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms.  Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, as required by Rule 13a-15 of the Exchange Act.  Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services, and the outcome of any such claims or proceedings cannot be predicted with certainty.  Certain specific matters are discussed in Note 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately reserved for, or are covered by insurance, such that, if determined adversely to those entities, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2010 our Board of Directors authorized a total of $2.5 million to repurchase common stock from time to time in the open market or through privately negotiated transactions.  The program does not have an expiration date.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 1 – April 30, 2010	-	-	-
May 1 – May 31, 2010	-	-	-	$2,500,000
June 1 – June 30, 2010	329,629	$2.43	329,629	$1,696,335
Total	329,629		329,629

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/02	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/07	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	03/28/08	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	05/07/08	001-14217

*10.1	Asset Purchase Agreement between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P. dated April 6, 2010

*10.2	Promissory Note between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P.

*10.3	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated August 3, 2010

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2010

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2010

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2010

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: August 5, 2010

By:	/s/ Robert W. Raiford
Robert W. Raiford
Chief Financial Officer and Treasurer