Form 10-Q
period 2010-09-30
ENGLOBAL CORP
filed 2010-11-05
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large Accelerated Filer		Accelerated Filer	X
Non-Accelerated Filer	(Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 2, 2010.

$0.001 Par Value Common Stock	26,676,279 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except earnings per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$85,752	$87,271	$227,441	$260,639
Operating costs	79,288	80,103	212,074	235,940
Gross profit	6,464	7,168	15,367	24,699

Selling, general and administrative	14,531	6,980	32,187	20,838
Operating income (loss)	(8,067)	188	(16,820)	3,861

Other income (expense):
Other income (expense)	(34)	31	114	182
Interest income (expense), net	(101)	(148)	(255)	(479)
Income (loss) before income taxes	(8,202)	71	(16,961)	3,564

Provision for federal and state income taxes	(3,001)	140	(5,705)	1,570

Net income (loss)	$(5,201)	$(69)	$(11,256)	$1,994

Earnings (loss) per common share:
Basic	$(0.19)	$0.00	$(0.41)	$0.07
Diluted	$(0.19)	$0.00	$(0.41)	$0.07
Weighted average shares used in computing earnings (loss) per share (in thousands):
Basic	27,073	27,305	27,309	27,299
Diluted	27,073	27,305	27,309	27,573

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)

ASSETS
	September 30, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$357	$143
Trade receivables, net of allowances of $1,430 and $1,868	51,337	47,715
Prepaid expenses and other current assets	715	2,182
Current portion of notes receivable	—	15
Costs and estimated earnings in excess of billings on uncompleted contracts	4,559	6,557
Federal and state income taxes receivable	6,462	2,221
Deferred tax asset	3,250	3,250
Total Current Assets	$66,680	$62,083
Property and equipment, net	4,910	5,983
Goodwill	23,003	22,291
Other intangible assets, net	5,481	4,238
Long-term trade and notes receivable, net of current portion and allowances	4,374	14,621
Deferred tax asset, non-current	603	607
Other assets	733	812
Total Assets	$105,784	$110,635

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$8,782	$8,252
Accrued compensation and benefits	14,033	11,511
Current portion of long-term debt and leases	11,490	1,064
Deferred rent	632	613
Billings in excess of costs and estimated earnings on uncompleted contracts	1,958	3,601
Other current liabilities	2,097	734
Total Current Liabilities	$38,992	$25,775
Long-Term Debt and Leases, net of current portion	1,317	6,149
Total Liabilities	$40,309	$31,924
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,676,279 and 27,407,159 shares outstanding and 27,657,378 and 27,407,159 shares issued at September 30, 2010 and December 31, 2009, respectively	$28	$27
Additional paid-in capital	37,486	37,108
Retained earnings	30,417	41,672
Treasury stock at cost - 981,099 and 0 shares at September 30, 2010 and December 31, 2009, respectively	(2,363)	—
Accumulated other comprehensive income (loss)	(93)	(96)
Total Stockholders' Equity	$65,475	$78,711
Total Liabilities and Stockholders' Equity	$105,784	$110,635
See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(11,256)	$1,994
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,432	3,713
Share-based compensation expense	316	514
(Gain)/Loss on disposal of property, plant and equipment	75	45
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	6,921	30,341
Costs and estimated earnings in excess of billings on uncompleted contracts	2,002	911
Prepaid expenses and other assets	1,451	(467)
Accounts payable	2,356	(7,679)
Accrued compensation and benefits	2,079	(8,321)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,648)	3,315
Other liabilities	712	(1,978)
Income taxes receivable/payable	(4,241)	(3,863)
Net cash provided by operating activities	$2,199	$18,525
Cash Flows from Investing Activities:
Property and equipment acquired	(880)	(3,165)
Proceeds from note receivable	15	44
Business acquisitions, net of cash acquired	(1,896)	(1,050)
Proceeds from sale of other assets	13	3
Net cash used in investing activities	$(2,748)	$(4,168)
Cash Flows from Financing Activities:
Net borrowings (payments) on line of credit	3,736	(12,530)
Purchase of treasury stock	(2,363)	—
Proceeds from issuance of common stock	63	—
Borrowing (repayments) under capital lease	(142)	(130)
Other long-term debt repayments	(534)	(2,258)
Net cash provided by (used in) financing activities	$760	$(14,918)
Effect of Exchange Rate Changes on Cash	3	10
Net change in cash	214	(551)
Cash, at beginning of period	143	1,000
Cash, at end of period	$357	$449

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

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) included herein are unaudited for the three month and nine month periods ended September 30, 2010 and 2009, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2009, have been derived from the audited financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

A summary of critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2009 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K.

NOTE 3 – SHARE-BASED COMPENSATION

The Company's 1998 Incentive Plan (“Option Plan”) that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors under the Option Plan vested quarterly over a one-year period. As of November 2, 2010, 983,336 shares of common stock remained subject to outstanding awards previously granted under the Option Plan.

In June 2009, the Company's stockholders approved a new 2009 Equity Incentive Plan (“Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees will generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors will vest quarterly over a one-year period coinciding with their service term. As of November 2, 2010, 242,480 shares of restricted stock have been granted under the Equity Plan, of which 171,410 remain subject to outstanding awards.

Total share-based compensation expense in the amount of $116,000 and $169,000 was recognized during the three months ended September 30, 2010 and 2009, respectively. Total share-based compensation expense in the amount of $316,000 and $514,000 was recognized during the nine months ended September 30, 2010 and 2009, respectively. Share-based compensation expense is reported in selling, general and administrative expense.

Notes to Condensed Consolidated Financial Statements

Stock Options

Compensation expense related to outstanding non-vested stock option awards under the Option Plan of $164,000 had not been recognized at September 30, 2010. This compensation expense is expected to be recognized over a weighted-average period of approximately 15 months.

The following table summarizes stock option activity through the third quarter of 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)*
Balance at December 31, 2009	1,091,104	$7.12	3.6	$737
Granted	—	—	—	—
Exercised	(54,614)	1.07	—	—
Canceled or expired	(53,154)	11.32	—	—

Balance at September 30, 2010	983,336	$7.23	5.3	$153

Exercisable at September 30, 2010	935,336	$7.11	5.2	$153

*Based on average stock price through the third quarter of 2010 of $2.72 per share. The average stock price for the same period in 2009 was $4.43 per share. The total fair value of vested options outstanding as of September 30, 2010 and 2009 was $0.2 million and $1.1 million, respectively.

The total intrinsic value of options exercised was $76,000 for the nine months ended September 30, 2010. There were no options exercised during the nine months ended September 30, 2009.

Restricted Stock Awards

Restricted stock awards granted to directors are intended to compensate and retain the director over the one-year service period commencing July 1 of the year of service. These awards will vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees will vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. During 2010, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value
January 27, 2010	Employee	2	37,500	$3.09	$115,875
June 17, 2010	Employee	1	40,323	$2.48	$100,000
June 17, 2010	Director	3	96,774	$2.48	$240,000
September 10, 2010	Employee	2	21,008	$2.38	$50,000

The amount of compensation expense related to all restricted stock awards that had not been recognized at September 30, 2010, totaled $409,000. This compensation expense is expected to be recognized over a weighted-average period of approximately 26 months.

Notes to Condensed Consolidated Financial Statements

NOTE 4 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars in thousands)

Costs incurred on uncompleted contracts	$51,345	$32,984
Estimated earnings on uncompleted contracts	7,460	5,784
Earned revenues	58,805	38,768
Less: billings to date	56,204	35,812
Net costs and estimated earnings in excess of billings on uncompleted contracts	$2,601	$2,956

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,559	$6,557
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,958)	(3,601)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$2,601	$2,956

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $0.8 million in contingency as of September 30, 2010 compared to $1.8 million as of December 31, 2009. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.3 million as of September 30, 2010 compared to $0.5 million as of December 31, 2009.

We expect a majority of the contingency amount and the deferred revenue to be realized by year end.

Notes to Condensed Consolidated Financial Statements

NOTE 5 – LINE OF CREDIT AND DEBT

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Schedule of Long-Term Debt and Leases:
Wells Fargo Credit Facility	$9,736	$6,000
Watco Management, Inc.	—	132
FH McIlwain, PC; JA Walters, PC; WM Bosarge, PC; MR Burton, PC	663	651
ICP Transco, Inc.	94	187
Westech Engineering, Inc.	1,714	—
Control Dynamics International, L.P.	500	—
Total long-term debt	12,707	6,970
Less: current maturities of long-term debt	(11,390)	(872)
Long-term debt, net of current portion	1,317	6,098
Borrowings under capital lease	100	243
Less: current maturities of capital lease	(100)	(192)
Total long-term debt and leases, net of current portion	$1,317	$6,149

On April 1, 2010, a subsidiary of the Company acquired selected assets of Control Dynamics International, LP (“CDI”). Consideration for the acquisition included unsecured, interest bearing deferred payments in the aggregate principal amount of $500,000. The note bears interest at 5% per annum and is payable in two equal installments on April 6, 2011 and 2012.

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

The Company's Fixed Charge Coverage Ratio for the quarterly period ended September 30, 2010 was not in compliance with the Wells Fargo Credit Facility covenant; however, Wells Fargo waived its default rights with respect to the breach for the third quarter of 2010 only. Anticipating a covenant breach in the fourth quarter, the $9.7 million line of credit outstanding was classified as current long-term debt on the balance sheet as of September 30, 2010.

NOTE 6 – SEGMENT INFORMATION

During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. Since his hiring, the CEO has assessed the Company's business organization and management structure. This assessment led to management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments under ASC 280, Segment Reporting. As a result, we have elected to realign our reporting into three business segments: Engineering, Automation and Land. Our services that were offered under the previous Construction segment were merged into our current reporting segments.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments the Company previously operated and reported in.

Notes to Condensed Consolidated Financial Statements

The Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. Services provided by the Engineering segment include feasibility studies, engineering, design, procurement and construction management. The Engineering segment includes the technical services group, which provides engineering, design, installation, and operation and maintenance of various government, public sector, and international facilities.

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors.

The Land segment provides land management, right-of-way, inspection, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States.

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

If any component of our operating results in one of our segments is adversely affected, an impairment of goodwill could result in a write down. Although the Company has made changes to its reportable segments and senior management team, management does not believe there are any indicators of triggering events that would require it to conduct an interim impairment test; however, there is a possibility the Company may have an impairment of goodwill during our annual goodwill testing performed as of the fourth quarter.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2010	Engineering	Automation	Land	All Other	Consolidated
(dollars in thousands)
Revenue before eliminations	$44,737	$15,201	$26,024	$—	$85,962
Inter-segment eliminations	(9)	(201)	—	—	(210)
Revenue	44,728	15,000	26,024	—	85,752
Gross profit	4,672	(149)	1,941	—	6,464
SG&A	8,955	977	951	3,648	14,531
Operating income (expense)	(4,283)	(1,126)	990	(3,648)	(8,067)
Other income (expense)					(34)
Interest income (expense)					(101)
Tax provision					3,001
Net loss					$(5,201)

For the three months ended September 30, 2009
(dollars in thousands)
Revenue before eliminations	$35,720	$19,551	$32,072	$—	$87,343
Inter-segment eliminations	(61)	(11)	—	—	(72)
Revenue	35,659	19,540	32,072	—	87,271
Gross profit	1,684	2,747	2,737	—	7,168
SG&A	1,785	1,065	827	3,303	6,980
Operating income (expense)	(101)	1,682	1,910	(3,303)	188
Other income (expense)					31
Interest income (expense)					(148)
Tax provision					(140)
Net loss					$(69)

Notes to Condensed Consolidated Financial Statements

For the nine months ended September 30, 2010	Engineering	Automation	Land	All Other	Consolidated
(dollars in thousands)
Revenue before eliminations	$113,870	$46,222	$67,612	$—	$227,704
Inter-segment eliminations	(48)	(215)	—	—	(263)
Revenue	113,822	46,007	67,612	—	227,441
Gross profit	8,270	1,977	5,120	—	15,367
SG&A	16,082	3,179	2,558	10,368	32,187
Operating income (expense)	(7,812)	(1,202)	2,562	(10,368)	(16,820)
Other income (expense)					114
Interest income (expense)					(255)
Tax provision					5,705
Net loss					$(11,256)

For the nine months ended September 30, 2009
(dollars in thousands)
Revenue before eliminations	$120,117	$55,808	$86,787	$—	$262,712
Inter-segment eliminations	(1,108)	(100)	(865)	—	(2,073)
Revenue	119,009	55,708	85,922	—	260,639
Gross profit	9,645	6,822	8,232	—	24,699
SG&A	4,959	3,284	2,513	10,082	20,838
Operating income (expense)	4,686	3,538	5,719	(10,082)	3,861
Other income (expense)					182
Interest income (expense)					(479)
Tax provision					(1,570)
Net income					$1,994

Notes to Condensed Consolidated Financial Statements

Total Assets by Segment	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
Engineering	$51,246	$55,006
Automation	23,656	23,523
Land	19,160	23,392
All Other	11,722	8,714
Consolidated	$105,784	$110,635

Financial information about geographic areas
Revenue from the Company's non-U.S. operations is not material. Long-lived assets (principally leasehold improvements and computer equipment) formerly located in Canada were transferred to a U.S. office or disposed of during the three months ended September 30, 2010.

NOTE 7 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Current	$200	$64	$461	$1,321
Deferred	(3,201)	76	(6,166)	249
Total tax provision (benefit)	$(3,001)	$140	$(5,705)	$1,570
Effective tax rate	36.6%	197.2%	33.6%	44.1%

As required by ASC 740, the Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period. The effective rate for the nine month period ended September 30, 2010 is lower due to the majority of the Company's work being completed in a state that calculates taxes based on gross margin rather than net income. The computed effective tax rate for the three month period ended September 30, 2009 was higher than the customary relationship between income tax expense and pretax accounting income because we revised our estimate of fiscal year effective tax rates upward to reflect estimated proportionate changes in components of fiscal year pretax income.

Notes to Condensed Consolidated Financial Statements

NOTE 8 – EARNINGS PER SHARE

The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share (“EPS”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(shares in thousands)
Weighted average shares outstanding used to compute basic EPS	27,073	27,305	27,309	27,299
Effect of share-based compensation plans	—	—	—	274
Shares used to compute diluted EPS	27,073	27,305	27,309	27,573

The Company excluded potentially issuable shares of 813,000 and 638,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three and nine month periods ended September 30, 2010 and 2009, respectively.

NOTE 9 – STOCK REPURCHASE PROGRAM

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 651,470 and 981,099 shares at an average cost of $2.40 and $2.41 per share during the three months and nine months ended September 30, 2010, respectively. At September 30, 2010, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. However, in accordance with amendments to the loan agreement with Wells Fargo described in Management's Discussion and Analysis - Liquidity and Capital Resources section, the Company does not currently intend to purchase additional shares under this program.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain of its executive and other officers, the terms of which expire on or before May 2013, with the severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than (1) termination for cause, (2) voluntary resignation or (3) the employee's death, the Company is obligated to provide a severance benefit equal to between six and twelve months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of a non-competition agreement. Some of these agreements are renewable for an additional one-year at the Company's option. No liability is recorded for the Company's obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

Notes to Condensed Consolidated Financial Statements

Long-term Trade and Note Receivable

In the first quarter of 2007, ENGlobal Engineering, Inc. (“EEI”) and South Louisiana Ethanol, LLC (“SLE”) executed an agreement for engineering, procurement and construction (“EPC”) services relating to the retro-fit of an ethanol plant in southern Louisiana (the “SLE project”). In October 2007, SLE executed a promissory note, or “Hand Note,” payable to the Company and having a principal balance of approximately $12.3 million, constituting amounts then due to the Company for its work performed in connection with the project. The history of the SLE Project is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is discussed further in the Company's Annual Reports on Form 10-K for the years ended December 31, 2007, 2008 and 2009, and under Litigation, below, of this Quarterly Report on Form 10-Q. In the current quarter, the Company has elected to take an additional reserve of $7.2 million against the SLE note receivable (discussed further in Litigation below).

On March 13, 2009, the Company entered into a letter agreement (the “letter agreement”) with Alon USA, LP (“Alon”) resolving the payment of accounts receivable invoices in the aggregate amount of $6.8 million, payable in monthly installments with the final payment due in December 2009. The $6.8 million payment plan included $4.6 million in subcontractor obligations which were included in our Accounts Payable balances until April 2010 when they were then reclassified to a long-term note payable (See Note 5). Alon made timely payments under the letter agreement until October 2009, when it failed to pay the full amount due. The parties are now in litigation (discussed further in Litigation below).

The Company had reclassified the accounts receivable balance of $3.0 million related to the Bigler, L.P. litigation and subsequent bankruptcy filing to long-term claims receivable. In June 2010, the Company wrote off the long-term claims receivable. (See Litigation below for more details).

Litigation

Due to past due payments on accounts receivable invoices for services provided to Bigler, LP (“Bigler”) in the amount of $3.0 million, the Company, in February 2009, filed a materialman's and mechanic's lien on the property on which the services were performed. In response, Bigler filed a petition entitled Bigler, L.P. f/k/a Bigler Trading Company, Inc. and Bigler Land, LLC vs. ENGlobal Engineering, Inc. in the 234th District Court of Harris County, Case Number 2009-15676, asking for declaratory relief clearing title of the lien and seeking unspecified monetary damages. ENGlobal has filed a counterclaim for collection of the fees due, and foreclosure of its lien. On October 30, 2009, Bigler filed for bankruptcy in U.S. Bankruptcy Court for the Southern District of Texas (Houston), Bankruptcy Petition #09-38188. The bankruptcy stayed ENGlobal's collection proceedings. The Company believed that, given its lien position and what it believed to be the value of the collateral, it would collect the entire amount due. However, in June 2010, the Bigler assets were sold for significantly less than the amount due to creditors senior to ENGlobal. Thus, in June 2010, ENGlobal wrote off the amount due in its entirety. In October 2010, we executed a mutual release with Bigler and all related entities.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case number 09-12676. On October 26, 2010, the Bankruptcy Court issued an order setting forth the manner in which proceeds of a sale of the SLE property will be allocated among the debtors in the Bankruptcy proceeding. As a result of this Order, ENGlobal will not receive as much of the proceeds from a sale as it believes it is entitled to. ENGlobal is considering an appeal of the Order. However, given the time this matter has been pending, together with other factors, such as the time it would take to prosecute an appeal, ENGlobal has elected to take an additional reserve of $7.2 million against the SLE note receivable.

Notes to Condensed Consolidated Financial Statements

On April 23, 2010, ENGlobal filed an action in the United States District Court for the Southern District of Texas, Case Number 4:10-cv-10352 entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. Kennett F. Stewart, John Paul, and William A. Hurst. The lawsuit seeks to enforce collection of $18.75 million owed to ENGlobal and its affiliates for services performed on the South Louisiana ethanol plant, allege fraud by the owners of South Louisiana Ethanol, LLC and seek to recover damages from them in their individual capacities.

In November 2009, the Company filed a petition entitled ENGlobal Engineering, Inc. vs. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the 162nd District Court of Dallas County, Case Number 09-15915-I. The lawsuit seeks to enforce the collection of the $3.0 million owed to ENGlobal for services performed for a refinery rebuild project that is remaining as amounts due on a letter payment agreement between ENGlobal and Alon USA, LP (“Alon”) and to foreclose on its lien. Alon counterclaimed and is currently seeking damages of $17.4 million. Mediation is scheduled for November 17, 2010 and trial is currently scheduled for January 3, 2011. The Company has established a reserve for $0.5 million to cover the insurance deductible. We believe these claims are without merit and intend to vigorously defend ourselves against them.

ENGlobal was named as a defendant in a lawsuit entitled Ecoproduct Solutions, L.P. vs. ENGlobal Engineering and Swenson Technology, Inc. The lawsuit was filed on October 8, 2009 in the 270th Judicial District Court of Harris County, Texas, Case Number 2009-64881, and was based on a contract for engineering services performed between November 2004 and August 2005 and for which ENGlobal received approximately $700,000. Ecoproduct claimed that it incurred actual damages of $45 million and sought to recover actual, consequential and punitive damages. On January 28, 2010, the court granted ENGlobal's Motion for Summary Judgment.  Ecoproduct has appealed and, barring a reversal of the summary judgment, ENGlobal appears to face little to no further exposure in this matter.

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

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence and approximately $15.7 million in the aggregate for each policy year being covered by a separate insurance policy. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.2 million as of September 30, 2010 and $0.9 million as of December 31, 2009.

Notes to Condensed Consolidated Financial Statements

NOTE 11 – ACQUISITIONS

In April 2010, a subsidiary of the Company acquired selected assets of Control Dynamics International, LP (“CDI”) a privately-held automation firm based in Houston, Texas. The initial fair value assessment of this acquisition was reported during the period ending June 30, 2010.

As of September 30, 2010 the Company performed fair value assessments of the contingent liabilities as directed per ASC 805, Business Combinations. It was determined that the contingent liability that was based on earnings performance had no fair value as the minimum levels would not be reached. The Company has reversed the contingent liability for $0.3 million as a credit against amortization expense in the Automation segment during the three and nine months ended September 30, 2010.

NOTE 12 – SUBSEQUENT EVENTS

On October 26, 2010, the Bankruptcy Court issued an order setting forth the manner in which proceeds of a sale of the SLE property will be allocated among the debtors in the Bankruptcy proceeding. As a result of this Order, ENGlobal will not receive as much of the proceeds from a sale as it believes it is entitled to. ENGlobal is considering an appeal of the Order. However, given the time this matter has been pending, together with other factors, such as the time it would take to prosecute an appeal, ENGlobal has elected to take an additional reserve of $7.2 million against the SLE note receivable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

MD&A Overview

During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. Since his hiring, the CEO has assessed the Company's business organization and management structure. This assessment led to management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments under ASC 280, Segment Reporting. As a result, we have elected to realign our reporting into three business segments: Engineering, Automation and Land. Our services that were offered under the previous Construction segment were merged into our current reporting segments.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments the Company previously operated and reported in.

Management's Discussion and Analysis (continued)

The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months and nine months ended September 30, 2010, compared to the corresponding periods in 2009.

	During the three months ended September 30, 2010	During the nine months ended September 30, 2010
Revenues	Decreased 1.7%	Decreased 12.7%
Gross profit	Decreased 9.8%	Decreased 37.8%
Operating income	Decreased 4,391.0%	Decreased 535.6%
SG&A expense	Increased 108.2%	Increased 54.5%
Net income	Decreased 7,437.7%	Decreased 664.5%

Selected Balance Sheet Comparisons	As of	As of	As of
	September 30, 2010	December 31, 2009	September 30, 2009
	(dollars in thousands)

Working capital	$27,688	$36,308	$37,193

Total assets	$105,784	$110,635	$123,477

Long-term debt and capital leases, net of current portion	$1,317	$6,149	$1,001

Stockholders' equity	$65,475	$78,711	$79,222

Days sales outstanding	55	55	65

Long-term debt and capital leases, net of current portion, decreased 78.7%, or $4.8 million, from $6.1 million as of December 31, 2009 to $1.3 million as of September 30, 2010. As a percentage of stockholders' equity, long-term debt decreased to 2.0% from 7.8% over this nine-month period primarily due to a pay down on the December 31, 2009 balance and the September 30, 2010 line of credit balance being classified as current portion of long-term debt due to the anticipated debt covenant breach in the fourth quarter. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

Total stockholders' equity decreased 16.8%, or $13.2 million, from $78.7 million as of December 31, 2009 to $65.5 million as of September 30, 2010. The decrease in stockholders' equity compared to September 30, 2009 was 17.3%, or $13.7 million.

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Three Months
Ended September 30, 2010 and 2009
(Unaudited)

For the three months ended September 30, 2010	Engineering	Automation	Land	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$44,737	$15,201	$26,024	$—	$85,962
Inter-segment eliminations	(9)	(201)	—	—	(210)
Revenue	44,728	15,000	26,024	—	85,752	100.0%
Gross profit	4,672	(149)	1,941	—	6,464	7.5%
SG&A	8,955	977	951	3,648	14,531	16.9%
Operating income (loss)	(4,283)	(1,126)	990	(3,648)	(8,067)	(9.4)%
Other income (expense)					(34)	(0.1)%
Interest income (expense)					(101)	(0.1)%
Tax provision					3,001	3.5%
Net loss					$(5,201)	(6.1)%
Diluted earnings per share					$(0.19)

For the three months ended September 30, 2009
(dollars in thousands)

Revenue before eliminations	$35,720	$19,551	$32,072	$—	$87,343
Inter-segment eliminations	(61)	(11)	—	—	(72)
Revenue	35,659	19,540	32,072	—	87,271	100.0%
Gross profit	1,684	2,747	2,737	—	7,168	8.2%
SG&A	1,785	1,065	827	3,303	6,980	8.0%
Operating income (loss)	(101)	1,682	1,910	(3,303)	188	0.2%
Other income (expense)					31	0.1%
Interest income (expense)					(148)	(0.2)%
Tax provision					(140)	(0.2)%
Net loss					$(69)	(0.1)%
Diluted earnings per share					$0.00

Increase/(Decrease) in Operating Results (dollars in thousands)

Revenue before eliminations	$9,017	$(4,350)	$(6,048)	$—	$(1,381)
Inter-segment eliminations	52	(190)	—	—	(138)
Revenue	9,069	(4,540)	(6,048)	—	(1,519)	(1.7)%
Gross profit	2,988	(2,896)	(796)	—	(704)	(9.8)%
SG&A	7,170	(88)	124	345	7,551	108.2%
Operating income (loss)	(4,182)	(2,808)	(920)	(345)	(8,255)	(4,391.0)%
Other income (expense)					(65)	(209.7)%
Interest income (expense)					47	31.8%
Tax provision					3,141	2,243.6%
Net loss					$(5,132)	(7,437.7)%
Diluted earnings per share					$(0.19)

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Nine Months
Ended September 30, 2010 and 2009
(Unaudited)

For the nine months ended September 30, 2010	Engineering	Automation	Land	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$113,870	$46,222	$67,612	$—	$227,704
Inter-segment eliminations	(48)	(215)	—	—	(263)
Revenue	113,822	46,007	67,612	—	227,441	100.0%
Gross profit	8,270	1,977	5,120	—	15,367	6.8%
SG&A	16,082	3,179	2,558	10,368	32,187	14.2%
Operating income (loss)	(7,812)	(1,202)	2,562	(10,368)	(16,820)	(7.4)%
Other income (expense)					114	0.1%
Interest income (expense)					(255)	(0.1)%
Tax provision					5,705	2.5%
Net loss					$(11,256)	(4.9)%
Diluted earnings per share					$(0.41)

For the nine months ended September 30, 2009
(dollars in thousands)

Revenue before eliminations	$120,117	$55,808	$86,787	$—	$262,712
Inter-segment eliminations	(1,108)	(100)	(865)	—	(2,073)
Revenue	119,009	55,708	85,922	—	260,639	100.0%
Gross profit	9,645	6,822	8,232	—	24,699	9.5%
SG&A	4,959	3,284	2,513	10,082	20,838	8.0%
Operating income (loss)	4,686	3,538	5,719	(10,082)	3,861	1.5%
Other income (expense)					182	0.1%
Interest income (expense)					(479)	(0.2)%
Tax provision					(1,570)	(0.6)%
Net income					$1,994	0.8%
Diluted earnings per share					$0.07

Increase/(Decrease) in Operating Results (dollars in thousands)

Revenue before eliminations	$(6,247)	$(9,586)	$(19,175)	$—	$(35,008)
Inter-segment eliminations	1,060	(115)	865	—	1,810
Revenue	(5,187)	(9,701)	(18,310)	—	(33,198)	(12.7)%
Gross profit	(1,375)	(4,845)	(3,112)	—	(9,332)	(37.8)%
SG&A	11,123	(105)	45	286	11,349	54.5%
Operating income (loss)	(12,498)	(4,740)	(3,157)	(286)	(20,681)	(535.6)%
Other income (expense)					(68)	(37.4)%
Interest income (expense)					224	46.8%
Tax provision					7,275	463.4%
Net loss					$(13,250)	(664.5)%
Diluted earnings per share					$(0.48)

Management's Discussion and Analysis (continued)

ENGlobal is currently facing a number of challenges. Due to the current economic conditions and to the reluctance on the part of our customers to undertake new projects domestically, fewer projects are available, customers are seeking to renegotiate rates on existing contracts, available projects are relatively small and pricing is extremely competitive. Each of these factors adversely impacts our profitability and backlog. In addition, collection of receivables has become more challenging as the economy sector we serve has continued to see only modest improvement. Management believes that past lay-offs and the reduction in employee benefits for remaining employees, necessitated by the adverse impact of industry conditions on the Company's operations, have negatively affected employee morale and retention. In the face of these issues, management is focusing on the need to maintain an internal culture and external reputation for providing high quality, responsive and cost-effective work. Under the leadership of our new CEO, we are in the process of evaluating and making changes in our internal management operations to address these issues. While management changes such as those in process can be disruptive in the short term, we believe that the long-term impact of the changes will be favorable. We are also expanding into international operations which we believe will improve our results.

The decline in net income during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due in part to lower demand for energy, the uncertainty created by proposed U.S. government regulation in the oil and gas industry, the unavailability of project financing and the generally weak economy. These factors have led our clients to spend less for our services through the deferral or cancellation of both capital and maintenance projects. Delays in reducing our staffing levels, combined with declining backlog, resulted in lower utilization rates and materially impacted our gross profit margin. Competition has increased for the amount of project work on the market, putting significant downward pressure on our billing rate structures and profit margins. In response to the economic pressures, we have increased our sales efforts; therefore, increasing costs to focus on winning new work, expanding into new markets and increasing our client base.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.3 million. The majority of the Company's service revenue historically has been provided through cost-plus contracts, whereas revenue from a majority of our fabrication and turnkey EPC projects has been earned on fixed-price contracts. We expect a majority of the deferred revenue to be realized by year end.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $0.8 million in contingency. Losses on contracts are recorded in full as they are identified. We expect a majority of the contingency amount to be realized by year end.

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

Management's Discussion and Analysis (continued)

Operating SG&A expense includes management and support staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific contracts, but directly related to the support of a segment's operations.

All other SG&A expense is comprised primarily of business development costs, as well as costs related to the executive, investor relations/governance, finance, accounting, health/safety/environmental, human resources, legal and information technology departments, and other costs generally unrelated to specific projects, but which are incurred to support corporate activities and initiatives.

If any component of our operating results in one of our segments is adversely affected, an impairment of goodwill could result in a write down. Although the Company has made changes to its reportable segments and senior management team, management does not believe there are any indicators of triggering events that would require it to conduct an interim impairment test; however, there is a possibility the Company may have an impairment of goodwill during our annual goodwill testing performed as of the fourth quarter.

Industry Overview:
We believe that our year-to-date revenues have been adversely affected by macroeconomic and industry conditions, particularly on the domestic front, and that our revenue for the remainder of fiscal year 2010 is not likely to increase unless these conditions improve significantly. We anticipate, however, that our performance may improve based on our expansion into international markets where industry conditions are more robust. For several years, our domestic clients have been spending significantly less on both capital and maintenance energy-related projects in which we could participate. We have been encouraged in recent months by an increasing trend of client inquiries and proposal activity in some of the sectors we serve, as well as signing several new client Master Service Agreements since the first of the year. However, the extent to which the generally depressed level of client spending will persist and the resulting impact on our financial results is not clear and many industry experts believe that the depressed spending levels will continue through the remainder of 2010.

In the past, ENGlobal has benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters. However, in the last several years, most domestic refiners have deferred significant new spending due to economic conditions, lower refining margins, lower refinery utilization and uncertainty created by proposed government regulation. The Company expects that once market conditions improve, there will be a continuation of compliance-driven refining projects, such as Environmental Protection Agency (EPA) environmental initiatives and Occupational Safety and Health Administration (OSHA) process safety management and other safety-related projects. Also, the Company is seeing opportunities to participate in projects to upgrade obsolete automation and control systems at existing refineries.

The downstream petrochemical industry has historically been a good source of projects for ENGlobal. We continue to see a fairly steady level of both maintenance and small capital projects from this industry, but pricing on these projects is extremely competitive. Historically, petrochemical demand has been driven in large part from the housing and automobile industries. We anticipate that future petrochemical work undertaken in the United States will consist primarily of smaller capital projects or maintenance projects. Further, we believe that more opportunity may be found in major grassroots petrochemical projects which will continue to be undertaken overseas, located either closer to product demand in emerging economies or closer to less expensive feedstocks. As a result, we are actively evaluating overseas projects in this arena.

Management's Discussion and Analysis (continued)

The midstream industry, consisting of pipeline transportation and storage, has continued to be negatively impacted by the industry downturn. ENGlobal is capable of providing a midstream client with several services in addition to engineering, such as right-of-way acquisition, regulatory permitting, inspection and construction management. Our clients are able to take advantage of our 'all in' capabilities in this sector. The drivers we see behind growth in domestic midstream activity include: (1) crude oil, natural gas and natural gas liquids, or refined products, transportation away from active shale discoveries in various parts of the United States, (2) increasing activity in natural gas liquids processing given improved fractionation margins and increased production from liquids rich shale plays, (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwestern and Northeastern United States, and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

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

We have not been immune to the current economic environment and the ongoing depressed level of client spending as evidenced by lower year to date revenues in all of our segments, as well as by our consolidated net losses. While we believe these conditions will improve eventually, we cannot be certain of the timing of this improvement, especially given the trend in our revenues and our decreased backlog. Until conditions improve, we will continue to experience delayed and canceled projects, intense pricing competition, more clients requiring fixed-price contracts, clients' requiring renegotiation of current contract rates and a declining backlog. In addition, we continue to be adversely affected by general economic conditions, reduced credit availability, lower refinery utilization and uncertainty created by proposed government regulation. We believe this is an industry wide phenomenon. However, we are taking significant steps, such as increased focus on business development, to improve our ability to respond to these conditions in a manner that will allow the Company to return to profitability. We believe each of the Company's business segments is well positioned for growth when market conditions improve for the following reasons:

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

•
Our business relies primarily on small to mid-sized projects, many of which fall into the “run and maintain” category. Some of the projects we work on are driven by regulatory compliance and maintenance requirements that need to be completed in a certain timeline regardless of economic conditions.

Management's Discussion and Analysis (continued)

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

•
A significant part of our Automation segment's work is driven by our clients' need to replace aging and obsolete distributed control system (“DCS”) and analytical equipment. While some of these expenditures can be deferred, and Automation revenues and backlog have declined significantly since the comparable period in 2009, the need to replace DCS and other equipment has historically provided reliable and recurring projects for us. We expect to benefit as certain DCS manufacturers are currently phasing out their support for heritage platforms and launching new platforms. Although the timing of this is uncertain, we believe that with such a large installed base, our clients will be required to migrate to newer DCS platforms. Our Automation segment also has historically benefited from its ability to sell work to larger engineering and construction firms, thus gaining access to major international projects through tier-one firms.

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

•
Facilities in the energy industry, as well as in many other industries, are aging. No grass roots refinery has been built in the U. S. since 1976, and many of the country's large pipelines were installed over 40 years ago. Although this condition has been in place for a number of years and timing is uncertain, we anticipate that maintaining and rebuilding this aging infrastructure - an ENGlobal core competency - will benefit the Company.

Specific segment information contained below in this section provides further detail regarding the reasons for changes in our financial performance from period to period.

Revenue:
Of the overall decrease in revenue for the three months ended September 30, 2010, as compared to the comparable 2009 period, approximately $4.5 million was attributable to our Automation segment and $6.1 million to our Land segment, offset by an increase of $9.1 million in our Engineering segment.

Of the overall decrease in revenue for the nine months ended September 30, 2010, as compared to the comparable 2009 period, approximately $9.7 million was attributable to our Automation segment, $18.3 million to our Land segment and $5.2 million to our Engineering segment.

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

Gross Profit:
The overall $0.7 million decrease in gross profit for the three months ended September 30, 2010, as compared to the comparable 2009 period, was attributable to approximately $1.5 million in decreased revenue offset by $0.8 million in decreased costs. As a percentage of revenue, gross profit decreased from 8.2% to 7.5% for the three months ended September 30, 2010 compared to the same period in 2009.

Management's Discussion and Analysis (continued)

The overall $9.3 million decrease in gross profit for the nine months ended September 30, 2010, as compared to the comparable 2009 period, was attributable to approximately $33.2 million in decreased revenue offset by $23.9 million in decreased costs. As a percentage of revenue, gross profit decreased from 9.5% to 6.8% for the nine months ended September 30, 2010 compared to the same period in 2009.

The continued decreases in revenue volume and backlog have lowered our utilization of our billable resources resulting in increased non-project overhead costs to retain employees. We also continue to renegotiate existing contracts and accept new contracts at lower margins in order to obtain and retain work due to the current market pressure.

Selling, General, and Administrative:
The increase in operating SG&A expense for the three months ended September 30, 2010, as compared to the comparable 2009 period, primarily consisted of increases of $6.9 million in bad debt expense mainly attributable to the SLE write off net of reserve adjustments, $0.3 million in salaries and employee related expenses and $0.1 million in depreciation expense and loss on assets, offset by a decrease of $0.1 million in amortization expense attributable to the elimination of the contingent liability from the CDI acquisition net of amortization expense. Operating SG&A is discussed in further detail in each of the segment sections.

The increase in all other SG&A expense for the three months ended September 30, 2010, as compared to the comparable 2009 period, was primarily the result of an increase of $0.4 million in salaries and employee related expenses. As a percentage of revenue, all other SG&A expense increased to 4.3% for the three months ended September 30, 2010, from 3.8% for the comparable prior year period.

The increase in operating SG&A expense for the nine months ended September 30, 2010, as compared to the comparable 2009 period, primarily consisted of increases of $9.8 million in bad debt expense mainly attributable to the SLE and Bigler write offs net of reserve adjustments, $0.9 million in professional service expense, $0.2 million in taxes and $0.2 million in salaries and employee related expenses, offset by a decrease of $0.1 million in stock compensation expense.

The increase in all other SG&A expense for the nine months ended September 30, 2010, as compared to the comparable 2009 period, was primarily the result of an increase of $0.8 million in salaries and employee related expenses, offset by decreases of $0.2 million in amortization and depreciation expense, $0.2 million in professional services expenses and $0.1 million in office expense. As a percentage of revenue, all other SG&A expense increased to 4.6% for the nine months ended September 30, 2010, from 3.9% for the comparable prior year period.

Operating Income:
The decrease in operating income for the three months ended September 30, 2010, as compared to the comparable 2009 period, was attributable to lower revenue levels, renegotiated lower margins on contracts as well as increased costs for maintaining core employees at a time when the Company had fewer projects and increased SG&A costs mainly attributable to the SLE write off.

The decrease in operating income for the nine months ended September 30, 2010, as compared to the comparable 2009 period, was attributable to lower revenue levels, renegotiated lower margins on contracts as well as increased costs for maintaining core employees at a time when the Company had fewer projects and increased SG&A costs mainly attributable to the SLE and Bigler write offs.

Other Income/Expense, net:
Other expense for the three months ended September 30, 2010 mainly consisted of $32,000 in taxes, while other income for the same period in 2009 consisted of $15,000 from insurance proceeds related to Hurricane Ike and $16,000 related to a payroll tax refund.

Management's Discussion and Analysis (continued)

Other income for the nine months ended September 30, 2010, mainly consisted of $150,000 for a legal settlement offset by expense of $32,000 in taxes. Other income for the same period in 2009 consisted of $315,000 from insurance proceeds related to Hurricane Ike and $16,000 related to a payroll tax refund offset by expense of $145,000 in losses from an investment in a Costa Rican company.

Interest Income/Expense, net:
Interest expense decreased for both the three months and nine months ended September 30, 2010, as compared to the comparable 2009 period, due to the lower line of credit and a favorable LIBOR rate option in our Credit Agreement.

Tax Provision:
Income tax expense for both the three months and nine months ended September 30, 2010, as compared to the comparable 2009 period, decreased due to the decrease in operating income. The effective rate for the nine month period ended September 30, 2010 is lower due to the majority of the Company's work being completed in a state that calculates taxes based on gross margin rather than net income. The computed effective tax rate for the three month period ended September 30, 2009 was higher than the customary relationship between income tax expense and pretax accounting income because we revised our estimate of fiscal year effective tax rates upward to reflect estimated proportionate changes in components of fiscal year pretax income.

Net Income:
As a result of the changes detailed above, net loss for the three months ended September 30, 2010 increased to a loss of $5,201,000 from a loss of $69,000 for the comparable prior year period.

As a result of the changes detailed above, net loss for the nine months ended September 30, 2010 increased to a loss of $11.3 million from an income of $2.0 million for the comparable prior year period.

Liquidity and Capital Resources

Overview
The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at September 30, 2010 was borrowings under our senior revolving credit facility with Wells Fargo Bank. Cash on hand at September 30, 2010 totaled $0.4 million and availability under the credit facility, after consideration of loan covenant restrictions, totaled $14.3 million, resulting in total liquidity of $14.7 million. As of September 30, 2010, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

At September 30, 2010, the amount outstanding on the Company's line of credit was $9.7 million compared to $6.0 million at December 31, 2009. Anticipating a covenant breach in the fourth quarter, the $9.7 million line of credit outstanding was classified as current long-term debt on the balance sheet as of September 30, 2010.

Although our revenues, profits and opportunities have contracted over the past year, we still believe we are a growth company positioned to expand when general economic conditions improve. We expect to continue to manage our business to achieve reasonable growth objectives that are commensurate with profitable operations given existing and anticipated economic conditions. We believe that when market conditions improve, we will, once again, experience organic growth. In the meantime, management has continued to "right size" the Company in order to reduce costs and enhance productivity.

Management's Discussion and Analysis (continued)

The current competitive contracting environment exposes us to situations in which our clients may become unable or unwilling to complete a contract and meet their obligations to us in the normal course of business. These situations cause unexpected liquidity requirements and operating losses. We currently are financing more than $4.4 million relating to the SLE and Alon projects, described more fully in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. While these situations have caused the Company to incur higher interest costs than would otherwise have been incurred, our liquidity remains sufficient to meet our objectives. Even though the Company believes it will receive favorable judgments in legal proceedings regarding these situations, due to the current business environment and weak credit climate, just prevailing in disputes may not assure that cash or assets will be realized and that the Company will be left with assets it can employ.

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

(i)	revenues continue to decline as a result of the factors discussed in the Industry and Company Overview section,

(ii)	amounts billed are not collected or are not collected in a timely manner,

(iii)	circumstances prevent the timely internal processing of invoices,

(iv)	project mix shifts from cost-reimbursable to fixed-price contracts during significant periods of growth,

(v)	the Company loses one or more of its major customers or its major customers significantly reduce the amount of work requested from the Company,

(vi)	the Company experiences cost overruns on fixed-price contracts,

(vii)	our client mix shifts from our historical owner-operator client base to more developer-based clients,

(viii)	acquisitions are not integrated timely or effectively, or

(ix)	we are unable to maintain compliance with the covenants of the Wells Fargo Credit Facility or to obtain waivers when necessary.

If any such event occurs, we would be forced to consider alternative financing options.

Historically, we have satisfied our cash requirement through operations and borrowings under a revolving credit facility. In December 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provides a twenty-eight month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). The Wells Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converts our borrowings from a revolving credit facility to an asset based lending agreement. The amendment allows for borrowings limited to an aggregate of 70% of our current eligible Accounts Receivable agings and 50% of Unbilled Receivable agings to a cap lesser of $5.0 million or 17.5% of our current eligible Accounts Receivable agings. Eligible Accounts Receivable agings include deductions for standard items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. The amendment also eliminated the Asset Coverage Ratio covenant and increased the unused commitment fee to fifty basis points (0.50%) per annum. There was $9.7 million outstanding on the Wells Fargo Credit Facility with a total availability of $24.6 million as of September 30, 2010. The remaining borrowings available under the Wells Fargo Credit Facility as of September 30, 2010 were $14.3 million after consideration of loan covenant restrictions.

The Wells Fargo Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00;

•	Fixed Charge Coverage Ratio not less than 1.75 to 1.00.

Management's Discussion and Analysis (continued)

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investment, guaranties, restrictions on certain distributions and pledges of assets.

The Company was not in compliance with all covenants under the Wells Fargo Credit Facility as of September 30, 2010. During the current quarterly reporting period, our Total Liabilities to Tangible Net Worth Ratio was 1.09 to 1.00; and our Fixed Charge Ratio was (0.92) to 1.00. During the nine month period ended September 30, 2010 we expended or committed approximately 26%, or $0.9 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the nine month period has been for normal operating requirements including office furniture, computers, software and vehicles. The Company does not expect to exceed the covenant limitation for capital expenditures during the balance of the current fiscal year.

During the three month period ended September 30, 2010 our Total Liabilities to Tangible Net Worth Ratio covenant level increased over its respective average ratios for the four previous quarterly periods. The Company's Fixed Charge Coverage Ratio for the quarterly period ended September 30, 2010 was not in compliance with the Wells Fargo Credit Facility covenant; however, Wells Fargo waived its default rights with respect to the breach for the third quarter of 2010 only. It was also determined that the Company was not in compliance due to incurring indebtedness of approximately $2.4 million during the period ended June 30, 2010, however, Wells Fargo waived its default rights with respect to the breach for the second quarter of 2010 only.

Cash Flows from Operating Activities:
Operations generated approximately $2.2 million in net cash during the nine months ended September 30, 2010, compared with net cash generated from operations of $18.5 million during the same period in 2009. Operations used approximately $6.7 million in net cash during the three months ended September 30, 2010, compared to the $4.5 million generated for the three months ended September 30, 2009.

The primary changes in working capital accounts during the nine months ended September 30, 2010 were:

•
Increased Trade Receivables – The increase of $3.6 million from December 31, 2009, was primarily due to completion and billing of several large lump sum projects as well as increased sales on two larger projects with significant levels of purchasing activity. Our days sales outstanding has fluctuated from 65 days for the three month period ended September 30, 2009, to 55 days for the twelve month period ended December 31, 2009, to 55 days at the end of the three month period ended September 30, 2010. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

•	Decreased Prepaid Expenses - The decrease of $1.5 million from December 31, 2009, was due to the invoice timing of the insurance plan renewals for the new policy year.

•
Decreased Cost and Billings on Uncompleted Contracts – The decrease of $0.4 million from December 31, 2009 was primarily due to the overall decline in operating activity and timing of billings on lump sum contracts.

•
Increased Federal and Income Tax Receivable – The increase of $4.2 million from December 31, 2009, was due to the net loss recorded during the nine months ended September 30, 2010 net of a refund received from a prior year overpayment.

•	Increased Accrued Compensation and Benefits – The increase of $2.5 million is due to timing differences of our bi-weekly payrolls.

Management's Discussion and Analysis (continued)

•
Increased Current Portion of Long-Term Debt and Leases – The increase of $10.4 million from December 31, 2009 was due to the additions of the Westech Engineering, Inc. and Control Dynamics International, L.P. notes and the Wells Fargo Credit Facility loan balance being current instead of long-term due to the anticipated debt covenant breach in the fourth quarter.

•	Increased Other Current Liabilities – The increase of $1.4 million from December 31, 2009 is due to the increases of project reserves for legal issues and a client deposit on a specific project.

Stock Repurchase Program:
Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 651,470 and 981,099 shares at an average cost of $2.40 and $2.41 per share during the three months and nine months ended September 30, 2010, respectively. At September 30, 2010, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. However, in accordance with amendments to the loan agreement with Wells Fargo described above, the Company does not currently intend to purchase additional shares under this program.

Management's Discussion and Analysis (continued)

Engineering Segment Results

	Three Months Ended September 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$44,737		$35,720		$9,017
Inter-segment eliminations	(9)		(61)		52
Total revenue	$44,728		$35,659		$9,069

Detailed revenue:
Detail-design	$15,963	35.7%	$20,599	57.8%	$(4,636)	(22.5)%
Field services	19,060	42.6%	14,558	40.8%	4,502	30.9%
Procurement services	5,528	12.4%	14	—%	5,514	39,385.7%
Fixed-price	4,177	9.3%	488	1.4%	3,689	756.0%
Total revenue:	$44,728	100.0%	$35,659	100.0%	$9,069	25.4%

Gross profit:	4,672	10.4%	1,684	4.7%	2,988	177.4%

Operating SG&A expense:	8,955	20.0%	1,785	5.0%	7,170	401.7%

Operating income (loss):	$(4,283)	(9.6)%	$(101)	(0.3)%	$(4,182)	(4,140.6)%

	Nine Months Ended September 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$113,870		$120,117		$(6,247)
Inter-segment eliminations	(48)		(1,108)		1,060
Total revenue	$113,822		$119,009		$(5,187)

Detailed revenue:
Detail-design	$49,495	43.5%	$73,431	61.7%	$(23,936)	(32.6)%
Field services	46,567	40.9%	42,129	35.4%	4,438	10.5%
Procurement services	7,108	6.2%	395	0.3%	6,713	1,699.5%
Fixed-price	10,652	9.4%	3,054	2.6%	7,598	248.8%
Total revenue:	$113,822	100.0%	$119,009	100.0%	$(5,187)	(4.4)%

Gross profit:	8,270	7.3%	9,645	8.1%	(1,375)	(14.3)%

Operating SG&A expense:	16,082	14.1%	4,959	4.2%	11,123	224.3%

Operating income (loss):	$(7,812)	(6.8)%	$4,686	3.9%	$(12,498)	(266.7)%

Management's Discussion and Analysis (continued)

Overview of Engineering Segment:
The Company's Engineering segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. These services are primarily provided to clients in the petroleum refining, petrochemical, pipeline, production and alternative energy industries. The Engineering segment includes the technical services group, which provides engineering, design, installation, and operation and maintenance of various government, public sector, and international facilities. Services provided by the Engineering segment include feasibility studies, engineering design, procurement and construction management.

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

Revenue:
The decrease in the Engineering segment's year to date revenue resulted primarily from decreased demand for larger engineering and related professional services for energy related projects. As our larger projects are completing, they are being replaced with much smaller, less profitable projects. Our Engineering segment has also been affected by delayed or canceled capital project work by clients in reaction to the current economy and by competitive pricing pressures. We have been encouraged in recent months by an increasing trend of client inquiries and proposal activity in this area although the size of projects remains relatively small.

Of the overall decrease in revenue from detail-design services for the three months ended September 30, 2010, as compared to the comparable 2009 period, approximately $5.2 million was related to the completion or near completion of several major projects. These decreases were offset by the addition of new smaller projects.

Of the overall decrease in revenue from detail-design services for the nine months ended September 30, 2010, as compared to the comparable 2009 period, approximately $29.4 million was related to the completion or near completion of several major projects while projects with new clients and increased existing projects partially offset this decrease.

The increase in revenue from field services for both the three months and nine months ended September 30, 2010, as compared to the comparable 2009 periods, was primarily due to the addition of new on-site assignments in the Beaumont, Lake Charles and Houston areas with existing customers. The increase is also attributable to new construction management work being performed on a large purchasing project in the Houston area.

The overall increase in revenue from procurement services for both the three months and nine months ended September 30, 2010, as compared to the comparable 2009 periods, was mainly due to the increased activity of several new EPC projects. Procurement services included subcontractor placements, equipment purchases and other procurement activities as required by our clients. Our clients are expressing more interest in the EPC work and, as a result, activity for procurement services could increase in the future. Typically, procurement services have lower margins than engineering services.

The overall increase in revenue from fixed-price services for both the three months and nine months ended September 30, 2010, as compared to the comparable 2009 periods, was due to the current economy. More clients are requesting work to be performed on a fixed-price basis to control their costs and shift risk to their contractors.

Management's Discussion and Analysis (continued)

Gross Profit:
Of the overall increase in gross profit for the three months ended September 30, 2010, as compared to the comparable 2009 period, $2.6 million was attributable to decreased costs, while increased revenues contributed to $0.4 million of the overall increase. The increase in the three months ended September 30, 2010 as compared to the same period in 2009 is the result of reduced overhead costs, the realization of contingencies into several lump sum projects at completion and the recovery of revenue for change orders as well as overall increased levels of project work.

Of the overall decrease in gross profit for the nine months ended September 30, 2010, as compared to the comparable 2009 period, $1.0 million was attributable to increased costs, while decreased revenues contributed to $0.4 million of the overall decrease. The decrease in the nine months ended September 30, 2010 as compared to the same period in 2009 is the result of clients awarding new work based on competitive bidding, resulting in lower margins. This includes renegotiating existing contracts to lower margins due to competitive pressure. As we complete our larger, higher margin projects, we are replacing them primarily with smaller, lower margin projects. This also includes the addition of several new EPC contracts which traditionally bring lower margins for purchasing activities.

Selling, General, and Administrative:
The increase in the Engineering segment's SG&A expense for the three months ended September 30, 2010, as compared to the comparable 2009 period, was due to an increase of $7.2 million in bad debt expense mainly attributable to the SLE write off.

The increase in the Engineering segment's SG&A expense for the nine months ended September 30, 2010, as compared to the comparable 2009 period, was due to increases of $10.0 million in bad debt expense mainly attributable to the SLE and Bigler write offs net of reserve adjustments, $0.8 million in professional services expenses, $0.3 million in salaries and employee related expenses and $0.1 million in taxes, offset by a decrease of $0.1 million in stock compensation expense.

Operating Income:
Of the overall decrease in the Engineering segment's operating income for the three months ended September 30, 2010, as compared to the comparable 2009 period, stated as a percent of revenues, 5.7 percentage points of change was due to decreased project related overhead costs along with recovery of change orders and contingencies, and 15.0 percentage points of change was due to increased SG&A expenses for increased bad debt expenses mainly attributable to the SLE write off.

Of the overall decrease in the Engineering segment's operating income for the nine months ended September 30, 2010, as compared to the comparable 2009 period, stated as a percent of revenues, 0.8 percentage points of change was due to lower margin work because of client pressures for competitive bidding as well as increase activity in several EPC contracts and 9.9 percentage points of change was due to increased SG&A expenses for increased bad debt expense mainly attributable to the SLE and Bigler write offs, professional services expenses, salaries and employee related expenses and taxes offset by decreased stock compensation expense.

Management's Discussion and Analysis (continued)

Automation Segment Results

	Three Months Ended September 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$15,201		$19,551		$(4,350)
Inter-segment eliminations	(201)		(11)		(190)
Total revenue	$15,000		$19,540		$(4,540)

Detailed revenue:
Fabrication	$8,939	59.6%	$11,098	56.8%	$(2,159)	(19.5)%
Non-fabrication	6,061	40.4%	8,442	43.2%	(2,381)	(28.2)%
Total revenue:	$15,000	100.0%	$19,540	100.0%	$(4,540)	(23.2)%

Gross profit:	(149)	(1.0)%	2,747	14.1%	(2,896)	(105.4)%

Operating SG&A expense:	977	6.5%	1,065	5.5%	(88)	(8.3)%

Operating income (loss):	$(1,126)	(7.5)%	$1,682	8.6%	$(2,808)	(166.9)%

	Nine Months Ended September 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	46,222		55,808		(9,586)
Inter-segment eliminations	(215)		(100)		(115)
Total revenue	46,007		55,708		(9,701)

Detailed revenue:
Fabrication	28,021	60.9%	27,122	48.7%	899	3.3%
Non-fabrication	17,986	39.1%	28,586	51.3%	(10,600)	(37.1)%
Total revenue:	46,007	100.0%	55,708	100.0%	(9,701)	(17.4)%

Gross profit:	1,977	4.3%	6,822	12.2%	(4,845)	(71.0)%

Operating SG&A expense:	3,179	6.9%	3,284	5.9%	(105)	(3.2)%

Operating income (loss):	(1,202)	(2.6)%	3,538	6.3%	(4,740)	(134.0)%

Management's Discussion and Analysis (continued)

Overview of Automation Segment:
The Automation segment provides services related to design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. We provide clients with a full range of services including front-end engineering feasibility studies and the execution of active large scope engineering, procurement and construction projects. By focusing on large-scale projects, we intend to pursue Distributed Control Systems (DCS) conversion and new installation projects. ENGlobal has proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture DCS. Our Automation segment is focusing significant efforts not only on marketing to our existing client base, but also to expanding our client base outside of the energy sector both domestically and internationally.

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

In April 2010, ENGlobal initiated a new division that provides electrical power, control, automation, instrumentation and communication field construction services to our client base. The new division is a valuable asset for offering turn-key solutions to our customers that align with our core capabilities. To date, an additional $7.3 million in backlog has been added.

Revenue:
Of the overall decrease from our fabrication revenue for the three months ended September 30, 2010, as compared to the comparable 2009 period, $4.1 million was related to the completion or near completion of several major projects that was only partially offset by new work awarded with both new and existing clients.

The overall increase from our fabrication revenue for the nine months ended September 30, 2010, as compared to the comparable 2009 period, is mainly attributable to work awarded with new clients created by our extra sales efforts, as well as new electrical engineering service division projects.

Of the overall decrease from our non-fabrication revenue for the three months ended September 30, 2010, as compared to the comparable 2009 period, $2.6 million was related to the completion or near completion of several major projects for the non-fabrication revenue. This was offset by new work acquired as a result of our increased sales efforts, as well as projects related to the CDI acquisition.

Of the overall decrease from our non-fabrication revenue for the nine months ended September 30, 2010, as compared to the comparable 2009 period, $13.4 million was related to the completion or near completion of several major projects for the non-fabrication revenue. This was offset by new work acquired as a result of our increased sales efforts, as well as projects related to the CDI acquisition.

Management's Discussion and Analysis (continued)

Gross profit:
Of the overall decrease in our Automation segment's gross profit for the three months ended September 30, 2010, as compared to the comparable 2009 period, $2.3 million was attributable to increased costs, while decreased revenues contributed to $0.6 million of the overall decrease. As a percentage of revenue, 1.1% of the total gross profit percentage decrease is due to deferred revenues due to contract assignment changes and unapproved change orders, 4.1% is due to increased employee related costs, 4.1% is due to competitive pressures to reduce margins on both new and existing work, while 5.8% is attributable to overhead costs incurred to maintain core employees on non-project overhead and to expand our sales efforts.

Of the overall decrease in our Automation segment's gross profit for the nine months ended September 30, 2010, as compared to the comparable 2009 period, $3.6 million was attributable to increased costs, while decreased revenues contributed to $1.2 million of the overall decrease. As a percentage of revenue, 2.1% of the total gross profit percentage decrease is due to increased employee related costs, 1.4% is due to competitive pressures to reduce margins on both new and existing work, while 4.4% is attributable to overhead costs incurred to maintain core employees on non-project overhead and to expand our sales efforts.

Selling, General, and Administrative:
The slight decrease in our Automation segment's SG&A expense for the three months ended September 30, 2010, as compared to the comparable 2009 period, was attributable to decreases of $143,000 in amortization expense, mainly attributable to the elimination of the contingent liability from the CDI acquisition, $62,000 in bad debt expense and $92,000 in salaries and employee related expenses, offset by increases of $79,000 in a loss on an asset, $71,000 in facilities expenses and $48,000 in depreciation expense.

The overall decrease in our Automation segment's SG&A expense for the nine months ended September 30, 2010, as compared to the comparable 2009 period, was attributable to decreases of $275,000 in salaries and employee related expenses and $157,000 in bad debt expense, offset by increases of $112,000 in depreciation expense, $53,000 in professional services expenses, $48,000 in facilities expenses, $42,000 in insurance costs and $34,000 in net losses on assets.

Operating Income:
The overall $2.8 million increase in our Automation segment's operating loss for the three months ended September 30, 2010, as compared to the comparable 2009 period, was due to the factors discussed above.

The overall $4.7 million increase in our Automation segment's operating loss for the nine months ended September 30, 2010, as compared to the comparable 2009 period, was due to the factors discussed above.

Management's Discussion and Analysis (continued)

Land Segment Results

	Three Months Ended September 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$26,024		$32,072		$(6,048)
Inter-segment eliminations	—		—		—
Total revenue	$26,024		$32,072		$(6,048)

Detailed revenue:
Inspection services	$20,483	78.7%	$24,823	77.4%	$(4,340)	(17.5)%
Land services	5,541	21.3%	7,249	22.6%	(1,708)	(23.6)%
Total revenue:	$26,024	100.0%	$32,072	100.0%	$(6,048)	(18.9)%

Gross profit:	1,941	7.5%	2,737	8.5%	(796)	(29.1)%

Operating SG&A expense:	951	3.7%	827	2.5%	124	15.0%

Operating income:	$990	3.8%	$1,910	6.0%	$(920)	(48.2)%

	Nine Months Ended September 30,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$67,612		$86,787		$(19,175)
Inter-segment eliminations	—		(865)		865
Total revenue	$67,612		$85,922		$(18,310)

Detailed revenue:
Inspection services	$49,976	73.9%	$61,175	71.2%	$(11,199)	(18.3)%
Land services	17,636	26.1%	24,747	28.8%	(7,111)	(28.7)%
Total revenue:	$67,612	100.0%	$85,922	100.0%	$(18,310)	(21.3)%

Gross profit:	5,120	7.6%	8,232	9.6%	(3,112)	(37.8)%

Operating SG&A expense:	2,558	3.8%	2,513	2.9%	45	1.8%

Operating income:	$2,562	3.8%	$5,719	6.7%	$(3,157)	(55.2)%

Management's Discussion and Analysis (continued)

Overview of Land Segment:
Our Land segment provides land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies, and other owner/operators of infrastructure facilities throughout the United States. We have successfully built a reputation for quality, budget management and focused objectives, as long term alliance partners with our clients. The Land segment provides services to a cross-section of clients in the energy markets. As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, we anticipate that the Land segment will have additional project opportunities.
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

Revenue:
The overall decrease in revenue from inspection related services for both the three months and nine months ended September 30, 2010, as compared to the comparable 2009 periods, was related to the current economic conditions which have resulted in project delays and cancellations. We have begun to see increases in project awards for inspection services and are expecting revenues to increase for the remainder of the year.

The overall decrease in revenue from land related services for the three months ended September 30, 2010, as compared to the comparable 2009 period, was attributed to the completion of projects along with clients delaying capital projects.

Of the overall decrease in revenue from land related services for the nine months ended September 30, 2010, as compared to the comparable 2009 period, $4.5 million was attributed to the completion of several major projects with the remaining decrease attributable to clients delaying capital projects.

Gross profit:
Of the overall decrease in our Land segment's gross profit for the three months ended September 30, 2010, as compared to the comparable 2009 period, $0.3 million was attributable to increased costs, while decreased revenues contributed to $0.5 million of the decrease.

Of the overall decrease in our Land segment's gross profit for the nine months ended September 30, 2010, as compared to the comparable 2009 period, $1.4 million was attributable to increased costs, while decreased revenues contributed to $1.7 million of the decrease.

Due to current economic conditions, we are experiencing higher client demands for lower costs. As a result, some of our contracts provide lower margins than we have been able to earn in the past. This trend is adversely affecting our gross profit. Competitive pressure accounts for the entire decrease in gross profit for both the three months and nine months ended September 30, 2010.

Selling, General, and Administrative:
The overall increase in our Land segment's SG&A expense for the three months ended September 30, 2010, as compared to the comparable 2009 period, was mainly attributable to increases of $175,000 in salaries and employee related expenses, $48,000 in marketing expenses and $21,000 in facilities expenses offset by a decrease of $118,000 in bad debt expense.

Management's Discussion and Analysis (continued)

The overall increase in our Land segment's SG&A expense for the nine months ended September 30, 2010, as compared to the comparable 2009 period, was mainly attributable to increases of $128,000 in salaries and employee related expenses, $94,000 in professional services expenses and $60,000 in facilities expenses offset by decreases of $116,000 in bad debt expense, $75,000 in amortization expense and $48,000 in marketing expenses.

Operating Income:
The overall $0.9 million decrease in our Land segment's operating income for the three months ended September 30, 2010, as compared to the comparable 2009 period, was due to the factors discussed above.

The overall $3.2 million decrease in our Land segment's operating income for the nine months ended September 30, 2010, as compared to the comparable 2009 period, was due to the factors discussed above.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Wells Fargo Credit Facility. As of September 30, 2010, $9.7 million was outstanding under the Wells Fargo Credit Facility that accrues interest at 3.75% above the Daily One Month LIBOR Rate in effect from time to time. The Wells Fargo Credit Facility includes a commitment fee of 50 basis points for the unused portion of the $25 million credit facility.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
July 1 – July 31, 2010	—	$—	—	$1,696,335
August 1 – August 31, 2010	304,000	$2.34	304,000	$983,859
September – September 30, 2010	347,470	$2.45	347,470	$137,505
Total	651,470		651,470

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*10.1	First Amendment to Credit Agreement and Waiver of Default by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries entered into as of September 30, 2010

*10.2	Revolving Line of Credit Note by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated September 30, 2010

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2010

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2010

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2010

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated:	November 5, 2010

	By:	/s/ Robert W. Raiford
Robert W. Raiford
Chief Financial Officer and Treasurer