Form 10-K
period 2010-12-31
ENGLOBAL CORP
filed 2011-03-10
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

X				ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

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

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer

Non-accelerated filer	X	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
		Yes	No	X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on December 31, 2010 was $84,353,375 (based upon the closing price for shares of common stock as reported by the NASDAQ on that date).

The number of shares outstanding of the registrant's common stock on March 1, 2011 is as follows:
$0.001 Par Value Common Stock	26,676,279 shares

Documents incorporated by reference
Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2011.

ENGlobal Corporation
2010 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries' serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this report entitled “Risk Factors,” among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in the business cycle and downturns in local, regional and national economy and our ability to respond appropriately to the current worldwide economic financial situation; (ii) our ability to collect accounts receivable in a timely manner; (iii) our ability to accurately estimate costs and fees on fixed-price contracts; (iv) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable; (v) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (vi) the effect of changes in the Company's organization, compensation and benefit plans; (vii) the effect on the Company's competitive position within its market area in view of, among other things, the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering and professional service organizations; (viii) the effect of increases and decreases in oil prices; (ix) the availability of parts from vendors; (x) our ability to increase or renew our line of credit; (xi) our ability to identify attractive acquisition candidates, consummate acquisitions on terms that are favorable to the Company and integrate the acquired businesses into our operations; (xii) our ability to hire and retain qualified personnel; (xiii) our ability to retain existing customers and get new customers; (xiv) our ability to mitigate losses; (xv) our ability to achieve our business strategy while effectively managing costs and expenses; (xvi) our ability to estimate exact project completion dates; (xvii) our ability to effectively monitor business done outside of the United States; and (xviii) the performance of the energy sector. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy sector. ENGlobal's net revenue from continuous operations has grown from $89.1 million in 2002 to $320.6 million in 2010, a compounded annual growth rate of approximately 17.4%, even after taking into account significant declines in 2009 and 2010. We have accomplished this growth by expanding our engineering and professional service capabilities and our geographic presence through internal growth, including new initiatives, and through a series of strategic acquisitions.

We now have about 2,030 full-time equivalent employees in 15 offices located in the following cities: Houston, Beaumont and Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Tulsa, Oklahoma; Denver, Colorado; Mobile, Alabama; and Chicago, Illinois.

ITEM 1. BUSINESS (continued)

The Engineering and Construction Segment

The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment includes the technical services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

The Automation Segment

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors.

The Field Solutions Segment

The Field Solutions segment provides inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States.

Available Information

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

ITEM 1. BUSINESS (continued)

Business Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. In addition to internal growth, our segments have grown through strategic acquisitions, which have also served to augment management expertise. During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. The CEO, as the Chief Operating Decision Maker, has assessed the Company's business organization and management structure, resulting in management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments. As a result, we elected to realign our reporting into three segments: Engineering, Automation and Land. Services we offered under the previous Construction segment were merged into our current reporting segments. During the fourth quarter of 2010, we renamed our operating segments to Engineering and Construction, Automation and Field Solutions. The decision was based on a number of factors, including management's view of how various Company activities performed integrated functions and their view of the inter-company activity between each of the components of the Company's business.

	Percentage of Revenue
Segments	2010	2009	2008
Engineering and Construction	50.2%	44.7%	53.8%
Automation	20.0%	21.1%	12.1%
Field Solutions	29.8%	34.2%	34.1%
	100.0%	100.0%	100.0%

Engineering and Construction Segment

	Selected Financial Data
	2010	2009	2008
	(amounts in thousands)
Revenue	$161,101	$153,675	$265,331
Operating profit	$(5,672)	$4,597	$33,458
Total assets	$53,333	$53,689	$76,193

General

The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services. Our Engineering and Construction segment offers engineering services primarily to clients in the midstream and downstream sectors throughout the United States.

ENGlobal's engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our services include:

•	conceptual studies;

•	project definition;

•	cost estimating;

•	engineering design;

•	environmental compliance;

•	material procurement;

•	project management:

•	facility inspection; and

•	construction management.

ITEM 1. BUSINESS (continued)

The Engineering and Construction segment offers a wide range of services as a single source provider.

The Engineering and Construction segment currently operates through ENGlobal's wholly-owned subsidiaries, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. ENGlobal U.S., Inc. focuses primarily on providing its services to the upstream, midstream and downstream segments of the oil and gas industry, utilities and alternative energy developers. It also provides its services via in-plant personnel assigned to client locations throughout the United States. ENGlobal U.S., Inc. also focuses on energy infrastructure projects in the United States by offering personnel and services primarily in the areas of construction, construction management, process plant turnaround management, plant asset management, commissioning and start-up.

As a service-based business, the Engineering and Construction segment is more labor than capital intensive. Our results primarily depend on our ability to generate revenue and collect cash under time-and-material contracts in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

As a result of dramatic decreases in prices for energy commodities, lower profit spreads for downstream operators and a more difficult financing environment, we experienced a dramatic decrease in spending by the majority of our clients during 2009 and 2010. This reduction is most evident in the domestic refining and petrochemical industries, with much of our work in this area now consisting of maintenance, small capital retrofit and regulatory and compliance driven work. Competition has also increased greatly for the limited amount of project work on the market. However, for the most part, clients have chosen to defer new capital projects into future years, as opposed to canceling projects outright.

In August 2009, the Company acquired the operations of PCI Management and Consulting Company (“PCI”), a private Illinois based power consulting business. PCI provides engineering and project management services, specializing in projects related to steam and power generation, substation design, fuel conversions and the transmission and distribution of energy. These services complement the other services historically provided by our Engineering and Construction segment and have provided expertise on engineering biomass power plants for the renewable energy and pulp and paper industries. ENGlobal now serves as the owner's engineer to provide project management and asset management services concerning the acquisition, restart, commissioning and operation of the plants.

The Engineering and Construction segment has existing blanket service contracts under which it provides clients either with services on a time-and-material basis or with services on a fixed-price basis. The Company strives to establish longer term “alliance” or “preferred provider” relationships with its clients that can be expected to provide a steadier stream of work. In addition, this segment provides outsourced personnel to ENGlobal clients, a service offered intended to contribute to a more stable business mix for the Company. Our Engineering and Construction segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Houston and Freeport, Texas; Tulsa, Oklahoma; Chicago, Illinois; and Denver, Colorado.

ENGlobal Government Services, Inc. primarily provides automated fuel handling systems and maintenance services to branches of the U.S. military and public sector entities. Other clients of this division are government agencies, refineries, petrochemical and process industry customers worldwide. The Government Services group can provide electrical and instrument installation, technical services, on-going maintenance, as well as calibration and repair services.

The Engineering and Construction segment derives revenue primarily from time-and-material fees charged for professional and technical services. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement and construction (EPC) are performed for a fixed-price amount.

ITEM 1. BUSINESS (continued)

Competition

Our Engineering and Construction segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. However, the largest firms in our industry are sometimes our clients, as they perform as program managers for very large scale projects and then subcontract a portion of their work to ENGlobal. We also have many competitors who are smaller than we are and who, as a result, may be able to offer services at more competitive prices.

Competition is primarily centered on performance and the ability to provide the engineering, planning and project execution skills required for completing projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services are key competitive factors.

Automation Segment

	Selected Financial Data
	2010	2009	2008
	(amounts in thousands)
Revenue	$64,033	$72,322	$59,730
Operating profit	$(1,163)	$4,568	$3,744
Total assets	$24,883	$23,524	$36,553

General

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The Automation segment also provides electrical project management to complex commercial and industrial projects, including new construction, solar panels, instrumentation, structured cabling and critical infrastructure, such as emergency generator and backup power installation and service. These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and Canada as well as the Middle East and the Caribbean. The Automation segment currently operates through ENGlobal's wholly-owned subsidiary, ENGlobal U.S., Inc. The Automation segment derives revenue from both time-and-material fees and fees charged for professional and technical services on a fixed-price basis. As a service provider, our Automation segment is more labor than capital intensive. The segment's results primarily depend on our ability to accurately estimate costs on fixed-price contracts, generate revenue and collect amounts due under time-and-material contracts in excess of the cost of employees and benefits, material, equipment and subcontracts, plus applicable SG&A expenses.

Our Automation segment operates out of offices in Baton Rouge, Louisiana; Beaumont and Houston, Texas; and Mobile, Alabama.

In April 2010, the Company acquired selected assets of Control Dynamics International, LP (“CDI”), a privately-held automation firm based in Houston, Texas. CDI designs and manufactures industrial automation control systems primarily for the upstream energy industry. CDI offers certain proprietary products, such as the DolphinTM Universal Master Control Station (MCS), which can be quickly configured to most subsea control projects. CDI also has expertise in blowout preventer control systems, supervisory control and data acquisition systems (SCADA), and Floating Production Storage and Offloading (EPSO) turret override protection systems. The services that CDI provides complement the services currently performed by the Automation segment and will allow ENGlobal to expand further into the upstream market.

ITEM 1. BUSINESS (continued)

In September 2008, the Company purchased Advanced Control Engineering, LLC (“ACE”), a Mobile, Alabama based engineering firm. ACE provides distributed control systems ("DCS") and related technical services primarily to the downstream processing and specialty chemical sectors and its geographic location expands the Automation segment's service territory.

Competition

Our Automation segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. We also have many competitors who are smaller than we are and who, as a result, may be able to offer services at more competitive prices.

Competition is primarily centered on performance and the ability to provide the engineering, assembly and integration required to complete projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services, are key competitive factors.

Field Solutions Segment

	Selected Financial Data
	2010	2009	2008
	(amounts in thousands)
Revenue	$95,481	$117,465	$168,271
Operating profit	$3,673	$7,475	$9,901
Total assets	$19,702	$24,708	$32,823

General

Our Field Solutions segment provides inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States and operates through ENGlobal's wholly-owned subsidiary, ENGlobal U.S., Inc. The need to transport new sources of energy is the primary driver that results in demand for our rights-of-way and inspection services (pipelines and electric power transmission lines, as well as the facilities necessary to run these). For example, rights-of-way are required for pipelines that transport oil and gas from imported sources and from newly developed oil reserve basins in the U.S. Rights-of-way are also required for new electric power transmission lines needed to decongest circuits near population centers and to transport a growing amount of wind and solar power located in remote areas. In most cases these rights-of-ways are acquired prior to the construction phase of the project. Once the construction phase of the project commences, ENGlobal provides qualified/certified inspectors through our inspection division. Included within the scope of our inspection services is construction management, welding inspection, coating and lining inspection, valves and assembly, pressure vessels, mechanical and associated plant and field process equipment oversight, structural fabrication, field fabrication, shop fabricated skid packages, turnkey responsibility for third party interpretations, process safety management data, ultrasonic thickness and flaw detection, magnetic particle examination, liquid penetrate examination, hydrostatic testing and pigging, holiday testing and vacuum testing.

The Field Solutions segment derives revenue from time-and-material fees charged for professional and technical services and, as a service company, is more labor than capital intensive. Results for the Field Solutions segment primarily depend on its ability to generate revenue and collect cash under time-and-material contracts in excess of costs for employees and benefits, material, equipment and subcontracts, plus SG&A expenses.

Our Field Solutions segment operates out of offices in Houston, Texas; Denver, Colorado; and Tulsa, Oklahoma, as well as other satellite offices across the United States.

ITEM 1. BUSINESS (continued)

Competition

The Field Solutions segment competes with a range of small and mid-size firms that provide right-of-way mapping, title assistance, appraisals, landowner negotiations and inspection services.

Competition is primarily centered on retaining experienced inspectors, landsmen and other qualified professionals. Inspection personnel must have knowledge of integrity services to serve oil and gas pipelines and related facilities. In addition, inspection specialists must have a thorough understanding of governmental and public regulatory factors, as well as a firm grasp on health and safety issues that are involved in any construction environment. Inspectors must hold certifications for welding, field fabrication and shop fabricated packages, pressure vessels, valves and assemblies and structural fabrication. Land and right-of-way specialists must have a thorough understanding of governmental and public regulatory requirements. These professionals must consider socioeconomic and environmental factors and coordinate planning for the relocation of utilities, displaced persons and businesses. Also, they must often assist in developing replacement housing units, which may involve the expenditure of large sums, condemnation, damages, restriction of access and similar complicating factors. Retaining these qualified, skilled professionals is crucial to the operation of our Field Solutions segment.

Acquisitions and Sales

We have expanded our business over the past several years through both internal initiatives and through strategic mergers and acquisitions. These mergers and acquisitions have allowed us to (i) expand our client base and the range of services that we provide to our clients, (ii) add new technical capabilities that can be marketed to our existing client base, (iii) grow our business geographically, and (iv) capture more of each project's value. We expect to continue to evaluate and assess, on a case-by-case basis, acquisition opportunities that will either complement our existing business base or that will provide ENGlobal with additional capabilities or geographical coverage. However, we believe that actively targeting acquisitions at this time would add additional expense and take additional time and effort away from management and away from the successful execution of our corporate strategy.

ITEM 1. BUSINESS (continued)

The following table lists the businesses we have acquired during the five-year period ended December 31, 2010.

Name/Location/Business Unit	Date Acquired	Primary Services

Analyzer Technology International, Inc. Houston, TX Operates as a part of the Automation segment	January 2006	Process Analyzer Systems

WRC Corporation and WRC Canada Denver, CO Operates as a part of the Field Solutions segment	May 2006	Integrated Land Management

Watco Management, Inc. Clearlake, TX Operates as a part of the Engineering and Construction segment	October 2006	Turnaround Planning Asset Management Project Commissioning Construction Management

EMC Design & Consulting, Inc. Houston, TX Operates as a part of the Engineering and Construction segment	September 2008	Product Terminals Engineering and Design

Advanced Control Engineering, LLC Mobile, AL Operates as a part of the Automation segment	September 2008	Control Systems Engineering and Design

PCI Management and Consulting Company Chicago, IL Operates as a part of the Engineering and Construction segment	August 2009	Electric Power Consulting Construction Management

Control Dynamics International, LP Houston, TX Operates as a part of the Automation segment	April 2010	Industrial Control Systems Manufacturing and Design

ENGlobal Corporation transitions acquisitions under the ENGlobal brand name as soon as feasible, given the size and scope of the acquisition, but typically within two years. This strengthens ENGlobal's market position as a diversified supplier of engineering and related services and takes advantage of ENGlobal's reputation for quality in all of the services the Company provides. Smaller acquisitions are almost immediately identified as a division of an existing segment.

Business Strategy

Our objective is to strengthen the Company's position as a leading full service provider of services to the energy industry by enhancing our overall range of capabilities in the areas of engineering and construction, automation and field solutions services. In October 2010, our Executive Management Team developed ENGlobal's 2011-2012 Strategic Plan which included the creation of a new Mission Statement and Vision Statement and identified specific values that are core to the Company's culture (Core Values).

The strategic plan process produced a number of defined tactics with schedules and executive commitment towards their implementation. The purpose of developing ENGlobal's strategy was two-fold: management wanted to (1) define and focus the Company in a single direction; and (2) establish the foundation of a team culture that is critical to ENGlobal's success.

ITEM 1. BUSINESS (continued)

Considerable effort was put forth to revise the Company's Mission Statement, Vision Statement and published core values. We analyzed ENGlobal's strengths, weaknesses, opportunities and threats to provide a basis for the development of the strategic plan. We also performed an in-depth review of core competencies, key business drivers, business environment and our customers/partners, suppliers/vendors and competitors.

ENGlobal's new Vision Statement is: “ENGlobal is a preferred provider, delivering innovative and technical solutions to clients globally.”

Our new Mission Statement is: “ENGlobal safely delivers engineered solutions that ensure success for all stakeholders, while demonstrating good stewardship of the world around us.” Health, Safety and Environmental was highlighted as the most important aspect of our business; therefore, it is mentioned first. Also, we defined 'stakeholders' as our stockholders, our clients and our employees and their families. Finally, ENGlobal recognized the importance of conservation, while making the best use of our resources and the environment by the way we conduct business.

ENGlobal's culture and its priorities revolve around its Core Values, which were also updated during the strategic planning process. We believe the following Core Values help drive the desired direction of our Company culture:

•	Health Safety Environmental (HSE)

•	Integrity

•	Teamwork

•	Accountability

•	Quality

•	Communication

Like our Mission Statement, HSE is listed first. We want the new emphasis on HSE to spread beyond our employees and we hope people will take this new emphasis into their homes, neighborhoods and communities.

Our goal was to establish ENGlobal's future direction. ENGlobal wants to grow by becoming an industry-leader, a company where people want to work and a preferred provider to our clients. We addressed our core business, operational and financial performance, culture, reputation, end markets and segment business plans. Five critical success factors were developed to ensure that the areas of focus could be implemented and corresponding tactics could be evaluated.

1.	Clear Strategic Focus

2.	Ecstatic Clients

3.	Project Execution Excellence

4.	Industry-Leading HSE Performance

5.	Employer of Choice

Ultimately, five strategies were developed and assigned specific strategy statements. They are:

1.	People - “Develop and implement a comprehensive People Management Process.” Our aspiration to become the Employer of Choice mandates that we address our People as a top priority.

2.
Markets - “Grow project backlog by becoming the preferred provider through strong client relationships.” ENGlobal is able to create loyal customers by focusing on a long-term, client-focused business that is driven by strong relationships at all levels of the organization.

3.
Project Execution - “Deliver consistently controlled project excellence.” Once complete, we will be able to share work between office locations more freely and enable more of our People to cross over business segments on projects, both of which will bring more stability to our business.

ITEM 1. BUSINESS (continued)

4.
Business Management - “Proactively manage the business with proper tools, resources and processes.” ENGlobal plans to build accountability for the successful execution of the annual business plans and will regularly review underperforming businesses and offices to ensure that we are focusing our resources properly.

5.	Culture - “Create a company-wide culture that excites ENGlobal personnel.” We will proactively involve our employees to promote an improved company culture.

During this process, ENGlobal made a concerted effort to focus our strategies internally, while ensuring that our business development group was empowered to sell our capabilities across all business groups with special attention to our key client relationships.

Sales and Marketing

ENGlobal derives revenue primarily from three sources: (1) business development, (2) preferred provider/alliance agreements with strategic clients, and (3) referrals from existing customers and industry members. We currently employ 22 full-time professional in-house marketers in business development.

Our Senior Vice President of Business Development supervises our in-house business development assigned to clients and territories within the United States. Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends not only on the world economic situation but also, in large measure, on our ability to attract and retain qualified business development managers and business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

Our business development focuses on building long-term relationships with customers and clients with solutions throughout the life-cycle of their facilities. Additionally, we seek to capitalize on cross-selling opportunities among our various segments - Engineering and Construction, Automation and Field Solutions. Sales leads are often jointly developed and pursued by the business development personnel from these various segments.

We have also formed relationships with international companies with the plan to partner on select international projects. However, we will only pursue international opportunities if we believe the risk profile is appropriate. Additionally, ENGlobal expects to primarily provide services for international clients from its U.S. offices rather than opening offices overseas. Finally, since our clients typically consist of large integrated oil and gas companies with worldwide business operations, we will attempt to leverage our existing client relationships to showcase our capabilities for their international projects.

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal site provides information about our three operating segments and illustrates our Company's full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about ENGlobal's services.

ENGlobal develops preferred provider/alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services agreements or umbrella agreements, are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with these customers are easier to negotiate. Management believes that these agreements can serve to stabilize project-centered operations in the engineering and construction industry.

ITEM 1. BUSINESS (continued)

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

Customers

Our customer base consists primarily of Fortune 500 companies in the energy industry. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to major projects. ENGlobal may work for many different subsidiaries or divisions of our clients, which involves multiple parties to material contracts. The loss of a single contract award would not likely have a material impact on our financial statements but the loss of a single large customer would likely have such an effect. In 2011, the Company will continue to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention.

Revenue generated through sources such as in-plant staffing and preferred provider relationships are longer-term in nature and are not typically limited to one project. For example, our Engineering and Construction segment provides outsourced technical and other personnel that are assigned to work at client locations. In the past, these assignments often span multiple projects and multiple years, and although these engagements involve a lower margin, they help contribute to a steady stream of work.

A major long-term trend among our clients and their industry counterparts has been outsourcing engineering services. This trend has fostered the development of ongoing, longer-term client arrangements, rather than one-time limited engagements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee of work that will result from these agreements, often they form the basis for a longer-term client relationship. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our revenue. These engagements may provide for any of the following:

•	a minimum number of work man-hours over a specified period;

•	the provision of at least a designated percentage of the client's requirements;

•	the designation of the Company as the client's sole or preferred source of engineering at specific locations; or

•	a non-binding preference or intent, or a general contractual framework, for what the parties expect will be an ongoing relationship.

Overall, our ten largest customers, who vary from one period to the next, accounted for 53% of our total revenue for 2010, 50% of total revenue for 2009 and 62% of total revenue for 2008. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business would be materially adversely affected. Our top three clients in 2010 were ExxonMobil, Spectra Energy and Anadarko. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. We continue to see a change in our business mix year over year, depending on the ability of our mid-size and developer clients to obtain funding for their projects. Our potential revenue in all segments is dependent on continuing relationships with our customers.

ITEM 1. BUSINESS (continued)

Engineering and Construction Segment:

In the Engineering and Construction segment, our ten largest customers vary from one year to the next. These customers accounted for 73% of our total revenue for 2010, 67% of total revenue for 2009 and 74% of total revenue for 2008. This segment's top three clients in 2010 were ExxonMobil, Anadarko and BASF Corporation.

Although the Engineering and Construction segment frequently receives work from repeat clients, its client list may vary significantly from year to year. In order to generate revenue in future years, we must continue efforts to obtain new engineering and construction management projects. The Engineering and Construction segment generates the majority of its revenue through in-plant staffing, construction related personnel at field locations and client relationships that we consider longer-term in nature and that are not typically limited to one project.

Automation Segment:

In the Automation segment, our ten largest customers vary from one year to the next. These customers accounted for 62% of our total revenue for 2010, 76% of total revenue for 2009 and 66% of total revenue for 2008. This segment's top three clients in 2010 were Emerson Process Management, Conoco Phillips and Fluor Daniel. Total foreign customers accounted for 2% of our Automation segment revenue for 2010, 12% of Automation segment revenue for 2009 and 14% of Automation segment revenue for 2008. During 2010, less than 1% of our revenue came from our Canadian operations compared to 3% in 2009 and 4% in 2008. We closed our Calgary office in 2010.

Although the Automation segment frequently receives work from repeat clients, its client list may vary significantly from year to year. The Automation Segment's clients are primarily in the downstream process industries, and their needs result primarily from requirements to upgrade obsolete distributed control systems or process analytical equipment. We also provide industrial electrical maintenance services, expert supervision and craft labor to our clients in downstream power generation facilities.

Field Solutions Segment:

In the Field Solutions segment, our ten largest customers vary from one year to the next. These customers accounted for 78% of our total revenue for 2010, 77% of total revenue for 2009 and 83% of total revenue for 2008. Our top three clients in 2010 were Spectra Energy, Ruby Pipeline and Magellan Midstream Partners. The Field Solutions segment's clients currently consist primarily of pipeline operators or electric utilities, with both types of clients having needs to acquire rights-of-way for pipelines or electric transmission.

Though the Field Solutions segment frequently receives work from repeat clients, its client list may vary significantly from year to year with outsourced right-of-way, inspectors and other personnel assigned to work at project sites across the United States. Factors affecting our Field Solutions business that are beyond our control include client spending, regulatory requirements, title assistance, landowner negotiations and eminent domain-condemnation proceedings.

ITEM 1. BUSINESS (continued)

Contracts

We generally enter into two principal types of contracts with our clients: time-and-material contracts and fixed-price contracts. Our mix of net revenue between time-and-material and fixed-price contracts is shown in the table below. Our clients typically determine the type of contract to be utilized for a particular engagement, with the specific terms and conditions of a contract resulting from a negotiation process between the Company and our client.

	Time-and-material	%	Fixed-price	%
	(revenue in thousands)
Engineering and Construction	$147,294		$13,807
Automation	24,559		39,474
Field Solutions	95,399		82
Total company	$267,252	83.4%	$53,363	16.6%

•
Time-and-Material. Under our time-and-material contracts, we are paid for labor at either negotiated hourly billing rates or we are reimbursed for allowable hourly rates and other expenses. We are paid for material and contracted services at an agreed upon multiplier of our cost, and at times we pass non-labor costs for equipment, materials and subcontractor services through with no profit. Profitability on these contracts is driven by billable headcount, the amount of non-labor related services and cost control. Many of these contracts have upper limits, referred to as “not-to-exceed” amounts. Generally, our scope is not defined under a “not-to-exceed” agreement, and we are not under any obligation to provide services beyond the limits of the contract, but if we generate costs and billings that exceed the upper limits of the contract ceiling or are not allowable, we may be unable to obtain reimbursement for the excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

•
Fixed-Price. Under a fixed-price contract, sometimes referred to as “guaranteed maximum,” we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price projects vary in scope, including some engineering activities and related services, and responsibility for procurement of material and construction. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, the impact of the economy on labor shortages, increases in equipment and materials costs, natural disasters, and other events and changes that may occur over the contract period. Another risk is our ability to secure written change orders prior to commencing work on contract changes in scope, without which we may not receive payment for work performed. Consequently, the profitability of fixed-price contracts may vary substantially.

Backlog

Backlog represents gross revenue of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenue. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized. In addition, it is not clear how our backlog will be impacted by current or future economic conditions.

At December 31, 2010, our backlog was $244.2 million compared to an estimated $227.0 million at December 31, 2009. We expect a majority of the $244.2 million in backlog to be completed during 2011.

ITEM 1. BUSINESS (continued)

The backlog at December 31, 2010 consists of $226.1 million with commercial customers and $18.1 million with the United States government. Backlog on federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 31, 2010 was as follows:

Engineering and Construction segment	$113.0	million
Automation segment	16.0	million
Field Solutions segment	115.2	million

Backlog includes gross revenue under two types of contracts: (1) contracts for which work authorizations have been received on a fixed-price basis or time-and-material projects that are well defined, and (2) time-and-material evergreen contracts at an assumed 12 month run-rate, under which we place employees at our clients' site to perform day-to-day project efforts. There is no assurance as to the percentage of backlog that will be recognized under either type of contract.

Customer Service and Support

We provide service and technical support to our customers in varying degrees depending upon the business line and on customer contractual arrangements. The Company's technical staff provides initial telephone support services for its customers. These services include isolating and verifying reported failures and authorizing repair services in support of customer requirements. We also provide on-site engineering support if a technical issue cannot be resolved over the telephone. On projects for which we have provided engineered systems, we provide on-site factory acceptance tests and worldwide start-up and commissioning services. We also pass through the manufacturers' limited warranty coverage for products we re-sell.

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

Despite the foregoing, our Automation segment relies on certain suppliers for necessary components and there can be no assurance that these components will continue to be available on acceptable terms. If a vendor does not continue to contract with us, it may be difficult to obtain alternative sources of supply without a material disruption in our ability to provide products and services to our customers. While we do not believe that such a disruption is likely, if it did occur, it could have a material adverse effect on our financial condition and results of operations.

ITEM 1. BUSINESS (continued)

Patents, Trademarks, Licenses

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. In addition, the U.S. Patent and Trademark Office registered our “Integrated Rack”TM patent application in 2008.

Our trade names are protected by registration as well as by common law trademark rights. Our trademark for the use of “ENGlobal”® in connection with our products is registered with the U.S. Patent and Trademark Office and we claim common law trademark rights for “ENGlobal”TM in connection with our services. We also have pending trademark applications for “Engineered for Growth”® and we claim common law trademark rights for “Global Thinking…Global Solutions”TM, “CARES - Communicating Appropriate Responses in Emergency Situations”TM, “Flare-Mon”TM, “Purchased Data”TM, “viMAC” TM, “ENGlobal Vu”TM, “riFAT”TM, and “ENGlobal Power Islands”TM.

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

Employees

As of December 31, 2010, the Company and its subsidiaries employed 2,030 individuals. Of these employees, 932 were employed in engineering and related positions, 496 were employed as inspectors, 45 were employed as project support staff, 442 were employed in technical production positions, 90 were employed in administration, finance and management information systems and 25 were employed in sales and marketing. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 1. BUSINESS (continued)

Benefit Plans

ENGlobal sponsors a 401(k) profit sharing plan for its employees. Until January 2009, the Company made matching contributions equal to 66.66% of employee contributions up to 6% of employee compensation for regular (as distinguished from project or contract) employees. All other employees except our inspection personnel were matched at 50% of employee contribution up to 6% of compensation, as defined by the plan. The Company, at the direction of the Board of Directors, may make other discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. On January 1, 2009, due to economic conditions, the Company elected to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors to 33.33% of employee contributions up to 6% of employee compensation. On April 4, 2009, the Company elected to suspend its match to all employees. The Company made contributions of approximately $0, $982,000, and $3,049,000, respectively, for the years ended December 31, 2010, 2009, and 2008.

Geographic Areas

In 2005, the Company formed ENGlobal Canada ULC, located in Calgary, Alberta to expand our Automation segment into Canada. In 2006, we acquired WRC Corporation and its subsidiary, WRC Canada, to expand our Field Solutions segment into Canada. While this gives us opportunities for expansion, our Canadian operations are small in comparison to the Company as a whole and have declined in size since their inception. In 2010, the Company dissolved WRC Canada and closed its office in Calgary, Alberta. Even though ENGlobal Canada ULC is an active company, we are currently not performing any projects in this region.

	2010	2009	2008
	(dollars in thousands)
US operations revenue	$320,273	$341,629	$490,584
Canadian operations revenue	342	1,833	2,748
Total revenue	$320,615	$343,462	$493,332

Long-lived assets consist of property, plant and equipment, net of depreciation (“PPE”).

	2010	2009	2008
	(dollars in thousands)
US operations PPE	$4,503	$5,967	$5,703
Canadian operations PPE	—	16	41
Total PPE	$4,503	$5,983	$5,744

ITEM 1A. RISK FACTORS (continued)

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
Our future revenue and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. When negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability. These factors have impacted our operations in the past several years and may continue to do so.

The failure to attract and retain key professional personnel could adversely affect the Company.
Our success depends on attracting and retaining qualified personnel even in an environment where the contracting process is more difficult. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel so that their services will be available when the economy rebounds. In particular, competition for key management personnel continues to be intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or be able to attract or assimilate key personnel in the future. Failure to attract and retain such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows. This is a major risk factor that could materially impact our operating results.

Our indebtedness could limit our ability to finance future operations or engage in other business activities.
As of December 31, 2010, we had $18.7 million of total outstanding indebtedness against our revolving line of credit, which is currently limited to $25.0 million. We are currently in the process of negotiating an increase to our line of credit. Our inability to successfully negotiate an increase could have an adverse affect to our business.

Significant factors that could increase our indebtedness and/or limit our ability to finance future operations include:

◦	our ability to meet current credit facility financial ratios and covenants:

◦	our inability to collect accounts receivable within contractual terms;

◦	client demands for extending contract payment terms;

◦	material losses and/or negative cash flows on significant projects; and

◦	clients' failure to pay our invoices timely due to economic conditions or causes.

Although we believe our line of credit is sufficient to cover current and future business operating requirements, our indebtedness could limit our ability to expand or engage in other business activities. The Company was not in compliance with all covenants under the Wells Fargo Credit Facility as of December 31, 2010; however, Wells Fargo waived its default rights with respect to the breach for the fourth quarter of 2010 only.

ITEM 1A. RISK FACTORS (continued)

We are engaged in highly competitive businesses and must typically bid against competitors to obtain engineering and service contracts.
We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local and regional contractors. Some competitors have greater financial and other resources than we do, which, in some instances, gives them a competitive advantage over us. In addition, smaller contractors may have lower overhead cost which gives them a competitive advantage. In the current economic downturn, the industry has become even more competitive, making the contracting process more difficult than it had been in the past.

Economic downturns may continue to have a negative impact on our businesses.
Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the energy industry, and in other industries that we provide services to. During the macroeconomic and industry downturns that have been experienced in the past several years, our customers' need to engage us often declines significantly and projects are often delayed or canceled. These factors, among others, have caused us to incur losses in the past year. We cannot predict how long the current economic downturn will last or when the various sectors of the energy complex will recover.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients' financial condition, there is no guarantee that we will accurately assess their creditworthiness. Even if they are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse affect on both our ability to collect receivables and our results of operations.

Our dependence on one or a few customers could adversely affect us.
One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2010, our top three clients, ExxonMobil, Spectra Energy and Anadarko, accounted for approximately 11%, 8% and 6% of our revenue respectively. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. We have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and result in high employee turnover.
Our workers are subject to the normal hazards associated with providing services on constructions sites and industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction of property, plant and equipment, and environmental damages. We are intensely focused on maintaining a safe environment and reducing the risk of accidents across all of our job sites. However, poor safety performance may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs. In hiring new employees, we normally target experienced personnel; however, we also hire inexperienced employees. Even with thorough safety training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates.

ITEM 1A. RISK FACTORS (continued)

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
We generally enter into two principal types of contracts with our clients: time-and-material contracts and fixed-price contracts. Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen expenditures or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Our ability to secure change orders on scope changes and our ability to invoice for such changes poses an additional risk. In 2010, approximately 16.6% of our net revenue was derived from fixed-price contracts, as compared with 11.6% in 2009. Given the economic downturn, it is possible that we will enter into a greater number of fixed-price contracts in the future as customers shift more risk to their suppliers.

Under our time-and-material contracts, we are paid for labor at negotiated hourly billing rates or reimbursement at specified mark-up hourly rates and negotiated rates for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Some time-and-material contracts are subject to contract ceiling amounts, which may be fixed or performance-based. If our costs generate billings that exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all of our costs.

Revenue recognition for a contract requires judgment relative to assessing the contracts estimated risks, revenue and costs and technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates have in the past and may continue to adversely affect future period financial performance.

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

A failure to obtain adequate written approvals prior to performing the work or appropriate reimbursements for the work performed could require us to record an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. There can be no assurance that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount sufficient to compensate us for our additional, unapproved work or expenses.

ITEM 1A. RISK FACTORS (continued)

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

Fixed-price contract prices are established based largely upon estimates and assumptions relating to project scope and specifications, personnel and material needs. These estimates and assumptions may be inaccurate or conditions may change due to factors out of our control, resulting in cost overruns which we may be required to absorb. This has had and could continue to have a material adverse effect on our business, financial condition and results of operations. In addition, our profits from these contracts could decrease and we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers.

Under time-and-material contracts, we perform our services in return for payment of our agreed upon reimbursable costs plus a profit. The profit component is typically expressed in the contract either as a percentage of the reimbursable costs we actually incur or is factored into the rates we charge for labor or for the cost of equipment and materials, if any, we are required to provide. Some time-and-material contracts provide for the customer's review of the accounting and cost control systems used by us to calculate these labor rates and to verify the accuracy of the reimbursable costs invoiced. These reviews sometimes result in reductions in amounts previously billed to the customer and in an adjustment to amounts previously reported by us as our profit on the contract.

Many of our fixed-price or time-and-material contracts require us to satisfy specified progress milestones or performance standards in order to receive a payment. Under these types of arrangements, we may incur significant costs for labor, equipment and supplies prior to receipt of payment. If the customer fails or refuses to pay us for any reason, there is no assurance that we will be able to collect amounts due to us for costs previously incurred. In some cases, we may find it necessary to terminate work on the project. In addition, if the contract permits, we may attempt to recoup some or all of the cost overruns by entering into a claims recovery process by retaining a third party consultant to assist us with necessary due diligence. However, there can be no assurance that we would be able to recover some or all of the cost overruns through the claims recovery process or on terms favorable to the Company.

If we are not able to successfully manage internal growth initiatives, our business and results of operations may be adversely affected.
Our growth strategy is to use our technical expertise in conjunction with industry trends. To support this strategy, the Company may elect to fund internal growth initiatives targeted at markets that we believe may have significant potential needs for the Company's services. However, these initiatives have not always been, and in the future they may not be, successful. For instance, the Company may misread industry trends; during economic downturns, the needs of our targeted customers may decline significantly; it may take an extended period of time before a new initiative becomes profitable; or the Company may not be able to successfully execute on these initiatives. In these cases, the internal initiatives could have a negative impact on earnings.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings, particularly in light of the current economy.
As of December 31, 2010, our backlog was approximately $244.2 million. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn. These adjustments are exacerbated by current economic conditions.

ITEM 1A. RISK FACTORS (continued)

If the operating result of any component in one of our segments is adversely affected, an impairment of goodwill could result in a write down.
Based on factors and circumstances impacting ENGlobal and the business climate in which it operates, the Company may determine that it is necessary to re-evaluate the carrying value of its goodwill by conducting an impairment test. The Company has assigned goodwill to its segments based on estimates of the relative fair value of each of its business segments. If changes in the industry, market conditions or government regulation negatively impact any of the Company's segments resulting in lower operating income, if material assets are damaged, if anticipated synergies or cost savings are not realized with newly acquired entities or if any other circumstance occurs which results in the fair value of any segment declining below its carrying value, an impairment to goodwill would be created. The Company would be required to write down the carrying value of goodwill. For example, in 2007, the Company determined that goodwill within the Automation segment was impaired in the amount of $432,000.

Failure to maintain adequate internal controls could adversely affect us.
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
Until recently, we have been known as a rapidly growing company. In the last three years, our revenues, employees and profits have decreased. Both increases and decreases in the size of our business present us with numerous managerial, administrative, operational and other challenges that could require us to continually adjust the size and scope of our management information systems, maintain discipline in our internal systems and controls, adjust the size of our employee pool and effectively manage our fixed overhead. The inability of our management to effectively manage changes in the size of our business could have a material adverse effect on our business.

Additional acquisitions may adversely affect our ability to manage our business.
Acquisitions have contributed to our growth in the past and we plan to continue making acquisitions on terms management considers favorable to us. The successful acquisition of other companies involves an assessment of future revenue opportunities, operating costs, economies and earnings after the acquisition is complete, and potential industry and business risks and liabilities beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with our assessments, we perform reviews of the acquisition target that we believe to be generally consistent with industry practices. These reviews, however, may not reveal all existing or potential problems, nor will they permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms or that acquisitions we consummate will be profitable. In addition, we may not be able to successfully integrate future acquisitions. Any acquisition may require substantial attention from our management, which may limit the amount of time that management can devote to day-to-day operations. Our inability to find additional attractive acquisition candidates or to effectively manage the integration of businesses we acquire could adversely affect our profitability.

ITEM 1A. RISK FACTORS (continued)

Our dependence on subcontractors and equipment manufacturers could adversely affect us.
We rely on third party subcontractors as well as third party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or time-and-material contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

Seasonality of our industry may cause our revenue to fluctuate.
Holidays and employee vacations during our fourth quarter of each calendar year exert downward pressure on revenue for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. Additionally, the annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each year, which can depress results for the first quarter. Principally due to these factors, our first and fourth quarters may be less robust in terms of financial results, billable hours and utilization than our second and third quarters.

Force majeure events such as natural disasters could negatively impact the economy and the industries we service, which may negatively affect our financial condition, results of operations and cash flows.
Force majeure events, such as hurricanes, could negatively impact the economies of the areas in which we operate. For example, during 2008, Hurricanes Gustav and Ike caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry, but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. In some cases, we remain obligated to perform our services after a natural disaster even though our contracts may contain force majeure clauses. In those cases, if we are not able to react quickly and/or negotiate contractual relief on favorable terms to the Company, our operations may be significantly and adversely affected, which would have a negative impact on our financial condition, results of operations and cash flows.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold.
Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 48,323,721 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of the date of filing. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

Our strategy to expand internationally may fail, which may impede our growth and harm our operating results.
We are currently planning expansion into new international markets. The costs of entering the global market, as well as setting up the infrastructure to manage international affairs could be costly and consume valuable time of many of our key executives. Other key challenges we will face in pursuing our international strategy include the need to hire and train personnel capable of supporting customers and managing operations in foreign countries, secure commercial relationships to help establish our presence in international markets, localize our products to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States, implement new systems, procedures and controls to monitor our operations in new markets and obtain licenses or authorizations that may be required to perform our services internationally.

ITEM 1A. RISK FACTORS (continued)

In addition, we are subject to risks associated with operating in foreign countries including multiple, changing and often inconsistent enforcement of foreign ownership and other laws and regulations that could have a direct or indirect adverse impact on our business and market opportunities; political and economic instability; changes in local economic environments, including inflation, recession and foreign currency exchange rate fluctuations; competition with existing market participants which have a longer history in and greater familiarity with the foreign markets we enter; possible longer payment cycles for customers in some foreign countries; difficulty and expense associated with enforcement of agreements and collection of receivables through legal systems in some foreign countries; and difficulty and expense associated with managing a large organization spread throughout numerous foreign countries.

Many of these factors typically become more prevalent during periods of economic stress; therefore, current global economic differences may exacerbate these risks. In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations will be complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act. Although we are in the process of implementing policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies. Any such violations could subject us to civil or criminal penalties and could also materially damage our reputation, our brand, our international expansion efforts and our business and negatively impact our operating results. In addition, if we fail to address the challenges and risks associated with international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Business conducted in many international markets involves complex and evolving tax rules, which subjects us to international tax compliance risks.
Many of the foreign tax jurisdictions in which we intend to expand have complex and subjective rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on the taxes to which we are subject, including income tax, value-added tax and transfer tax. From time to time, our foreign subsidiaries will be subject to tax audits and may be required to pay additional taxes, interest or penalties should the taxing authority assert different interpretations, or different allocations or valuations, of our services. There is a risk, if one or more taxing authorities significantly disagree with our interpretations, allocations or valuations that any additional taxes, interest or penalties which may result could be material and could reduce our income and cash flow from our international operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

We lease space in 15 buildings in the U.S. totaling approximately 376,000 square feet. The leases have remaining terms ranging from monthly to eight years and are on terms that we consider commercially reasonable. ENGlobal has no major encumbrances related to these properties.

Our principal office locations are in Houston and Beaumont, Texas; and Tulsa, Oklahoma. We have other offices in Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Blackwell, Oklahoma; Denver, Colorado; Mobile, Alabama; and Chicago, Illinois. Approximately 265,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

Our Automation segment performs fabrication assembly in its Houston, Texas shop facility with approximately 81,000 square feet of space.

ITEM 2. PROPERTIES (continued)

A satellite office in Massachusetts is partially owned by a related party of the Company. The monthly lease payment is $2,500.

ITEM 3. LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. On October 26, 2010, the Bankruptcy Court issued an order setting forth the manner in which proceeds of a sale of the SLE property will be allocated among the debtors in the Bankruptcy proceeding. Under the terms of this Order, ENGlobal will not receive as much of the proceeds from a sale as it believes it is entitled to receive. ENGlobal is considering an appeal of the Order. However, given the time this matter has been pending, together with other factors, such as the time it would take to prosecute an appeal, ENGlobal elected to write down the note receivable to $1.4 million in 2010.

On April 23, 2010, ENGlobal filed an action in the United States District Court for the Southern District of Texas, Case Number 4:10-cv-10352 entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. Kennett F. Stewart, John Paul, and William A. Hurst. The lawsuit seeks to enforce collection of $18.75 million owed to ENGlobal and its affiliates for services performed on the South Louisiana ethanol plant, alleges fraud by the owners of SLE and seeks to recover damages from them in their individual capacities.

In November 2009, the Company filed a petition entitled ENGlobal Engineering, Inc. vs. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the 162nd District Court of Dallas County, Case Number 09-15915-I. The lawsuit seeks to enforce the collection of the $3.0 million owed to ENGlobal for services performed for a refinery rebuild project that is remaining as amounts due on a letter payment agreement between ENGlobal and Alon USA, LP (“Alon”) and to foreclose on its lien. Alon counterclaimed, seeking damages of $17.4 million. A formal settlement agreement was signed on March 3, 2011. The Company had previously established an allowance to cover the insurance deductible and a write off was posted in the fourth quarter of 2010 in response to the settlement agreement. The remaining $2.6 million has been re-classed to a current receivable as of December 31, 2010. Upon the signing of the settlement agreement, the petition was dismissed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company's common stock has been quoted on the NASDAQ Global Stock Market (NASDAQ) since December 18, 2007, and is traded under the symbol “ENG.” From June 16, 1998 to December 18, 2007, the Company's stock was traded on the American Stock Exchange. Newspaper and on-line stock listings identify us as “ENGlobal.”

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	Fiscal Year Ended December 31
	2010		2009
	High	Low	High	Low
First quarter	$3.48	$2.77	$4.95	$2.44
Second quarter	3.64	2.06	6.34	4.42
Third quarter	2.60	2.10	5.15	3.97
Fourth quarter	3.79	2.41	4.13	2.78

The foregoing figures, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades.

As of December 31, 2010, approximately 235 stockholders of record held the Company's common stock. We do not have information regarding the number of holders of beneficial interests our common stock.

The Company is authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Board of Directors has the authority to approve the issuance of all or any of these shares of Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility, such as businesses becoming available for acquisition.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Performance Table

The following table compares the five-year cumulative total stockholder return of ENGlobal Corporation as compared to the NASDAQ Market Index and a self-instructed peer group index, consisting of the following companies: Furmanite Corporation (formerly Xanser Corporation), Michael Baker Corporation, Matrix Service Company, Tetra Tech, Inc., Willbros Group and VSE Corporation. The table assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on December 31, 2005 and shown through December 31, 2010.

THE STOCK PRICE PERFORMANCE SHOWN IN THE TABLE BELOW REPRESENTS HISTORICAL PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

COMPARISION OF 5-YEAR CUMULATIVE TOTAL RETURN AMOUNT ENGLOBAL
NASDAQ MARKET INDEX (U.S.) AND PEER GROUP INDEX

	2005	2006	2007	2008	2009	2010
ENGLOBAL CORP.	100.00	76.55	135.24	38.69	37.26	44.29
NASDAQ MARKET INDEX (U.S.)	100.00	111.16	124.64	73.80	107.07	125.99
PEER GROUP INDEX	100.00	121.29	190.09	122.69	150.09	131.84

ASSUMES $100 INVESTED ON DECEMBER 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2010

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act, which might incorporate future filings made by the Company under those statutes, the Company's Stock Performance Table will not be incorporated by reference into any of those prior filings, nor will such report or table be incorporated by reference into any future filings made by the Company under those Acts.

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company's equity compensation plans as of December 31, 2010. See Note 13 in the attached financial statements.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans {Excluding Securities in Column (a)} (c)
Equity compensation plan approved by security holders	915,000	(1)	$7.14	0
Equity incentive plan approved by security holders	122,507	(2)	$2.60	237,520
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

The Company's 1998 Incentive Plan expired in June 2008. At the June 18, 2009 Annual Meeting of Stockholders, the Company's stockholders voted to approve the adoption of the ENGlobal Corporation 2009 Equity Incentive Plan authorizing the issuance of up to 480,000 shares, the equivalent number of shares that remained under the expired ENGlobal Corporation 1998 Incentive Plan.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with Wells Fargo Bank limit the amount of dividends that can be paid on our common stock. The payment of dividends in the future will depend on numerous factors, including the Company's earnings, capital requirements and operating and financial position as well as general business conditions.

Stock Repurchase Policy

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of $2.41 per share during the twelve months ended December 31, 2010. At December 31, 2010, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase and in accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

ITEM 6. SELECTED FINANCIAL DATA

Summary Selected Historical Consolidated Financial Data

The following tables set forth our selected financial data. The data for the years ended December 31, 2010, 2009 and 2008 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2007 and 2006 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part II, Item 8; Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations;” and other financial information appearing elsewhere in this document.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations
Revenue
Engineering and Construction	$161,101	$153,675	$265,331	$233,772	$222,082
Automation	64,033	72,322	59,730	37,766	34,888
Field Solutions	95,481	117,465	168,271	91,689	46,120
Total revenue	$320,615	$343,462	$493,332	$363,227	$303,090

Costs and expenses
Engineering and Construction	148,848	142,272	224,391	188,907	205,315
Automation	60,720	63,619	52,245	34,382	30,400
Field Solutions	88,328	106,518	152,889	82,321	41,111
Selling, general and administrative	39,975	28,027	32,208	34,291	29,884
Total costs and expenses	$337,871	$340,436	$461,733	$339,901	$306,710
Operating income (loss)	$(17,256)	$3,026	$31,599	$23,326	$(3,620)
Interest income (expense), net	(442)	(573)	(1,636)	(2,514)	(1,312)
Other income (expense), net	(319)	173	64	(138)	652
Foreign currency gain (loss)	—	1	(4)	(1)	(19)
Income (loss) from continuing operations before provision for income taxes	$(18,017)	$2,627	$30,023	$20,673	$(4,299)
Provision for income taxes	(6,265)	1,394	11,765	8,209	(813)
Net income (loss)	$(11,752)	$1,233	$18,258	$12,464	$(3,486)

ITEM 6. SELECTED FINANCIAL DATA (continued)

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Per Share Data
Basic earnings (loss) per share
Continuing operations	$(0.43)	$0.05	$0.67	$0.46	$(0.13)
Discontinued operations	—	—	—	—	—
Net income (loss) per share	$(0.43)	$0.05	$0.67	$0.46	$(0.13)

Weighted average common shares outstanding - basic (000's)	27,151	27,330	27,180	26,916	26,538

Diluted earnings (loss) per share
Continuing operations	$(0.43)	$0.04	$0.66	$0.45	$(0.13)
Discontinued operations	—	—	—	—	—
Net income (loss) per share	$(0.43)	$0.04	$0.66	$0.45	$(0.13)

Weighted average common shares outstanding - diluted (000's)	27,151	27,567	27,672	27,435	26,538

Cash Flow Data
Operating activities, net	$(6,151)	$23,002	$8,346	$(1,980)	$(8,953)
Investing activities, net	(3,026)	(4,205)	(2,871)	(1,614)	(9,330)
Financing activities, net	9,079	(19,673)	(5,273)	3,074	19,553
Exchange rate changes	4	19	(110)	25	(26)
Net change in cash and cash equivalents	$(94)	$(857)	$92	$(495)	$1,244

Balance Sheet Data
Working capital	$30,112	$36,308	$58,586	$42,915	$35,187
Property and equipment, net	$4,503	$5,983	$5,744	$6,472	$8,725
Total assets	$110,324	$110,635	$152,705	$119,590	$106,227
Long-term debt, net of current portion	$252	$6,098	$23,614	$29,318	$27,162
Long-term capital leases, net of current portion	$—	$51	$243	$—	$—
Stockholders' equity	$65,102	$78,711	$76,766	$55,797	$40,862

Material Events and Uncertainties

The Company is currently seeking to recover $12.3 million due from South Louisiana Ethanol (“SLE”) relating to work performed in 2007. Based on the October 26, 2010 Bankruptcy Court order, we have written off $10.9 million of the note receivable, leaving $1.4 million which the Company believes is collectible. However, collectability is not assured and failure to collect the amount due could have a negative impact on future earnings which is estimated (based on the current year's tax rate) to be approximately $0.03 per share of unrecovered exposure. More information relating to the SLE matter is included under Part I, Item 3, “Legal Proceedings.”

Current Efforts to Mitigate Losses

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

Overview

Results of Operations

ENGlobal is currently facing a number of challenges. Due to the current economic conditions and to the reluctance on the part of our customers to undertake new projects domestically, fewer projects are available and customers are seeking to renegotiate rates on existing contracts. While we are seeing an increase in proposal activity, available projects are relatively small and pricing is extremely competitive. In response to these conditions, we are increasing our marketing efforts in part by expanding our marketing staff. However, even with heightened marketing activity, these factors adversely impact our profitability, backlog and liquidity. We are in the process of renegotiating our Credit Facility with Wells Fargo Bank but there is no assurance that we will be able to do so.

In addition, collection of receivables has become more challenging as the economic sector we serve has continued to see only modest improvement. Management believes that past lay-offs and the reduction in employee benefits for remaining employees, necessitated by the adverse impact of industry conditions on the Company's operations, have negatively affected employee morale and retention. In the face of these issues, we are evaluating the possible reinstatement of certain employee benefits. In addition, management has been focusing on the need to maintain an internal culture and external reputation for providing high quality, responsive and cost-effective work. Under the leadership of our new CEO, we are in the process of evaluating and making changes in our internal management operations to address these issues. While management changes such as those in process can be disruptive in the short term, we believe the long-term impact of the changes will be favorable. We are also expanding into international operations which we believe will improve our results.

During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. The CEO, as the Chief Operating Decision Maker, has assessed the Company's business organization and management structure resulting in management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments. As a result, we elected to realign our reporting into three business segments: Engineering, Automation and Land. Our services that were offered under the previous Construction segment were merged into our current reporting segments. During the fourth quarter of 2010, we renamed our operating segments to Engineering and Construction, Automation and Field Solutions.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments in which the Company previously operated and reported.

The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors. The Field Solutions segment provides inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's revenue is composed of engineering, procurement and construction service revenue and engineered systems sales. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts whereas a majority of the Company's engineered system sales are earned on fixed-price contracts.

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

Operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations.

All other SG&A expense is comprised primarily of business development costs, as well as costs related to executive, investor relations/governance, finance, accounting, health/safety/environmental, human resources, legal and information technology departments and other costs generally unrelated to specific projects but which are incurred to support corporate activities and initiatives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations.

Consolidated Results of Operations for the Twelve Months
Ended December 31, 2010 and 2009

For the twelve months ended December 31, 2010 (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$161,149	$65,396	$95,481	$—	$322,026
Inter-segment eliminations	(48)	(1,363)	—	—	(1,411)
Revenue	161,101	64,033	95,481	—	320,615	100.0%
Gross profit	12,253	3,313	7,153	—	22,719	7.1%
SG&A	17,925	4,476	3,480	14,094	39,975	12.5%
Operating income (loss)	(5,672)	(1,163)	3,673	(14,094)	(17,256)	(5.4)%
Other income (expense)					(319)	(0.1)%
Interest income (expense)					(442)	(0.1)%
Tax provision					6,265	2.0%
Net loss					$(11,752)	(3.6)%
Diluted earnings per share					$(0.43)

For the twelve months ended December 31, 2009 (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$154,807	$72,418	$118,330	$—	$345,555
Inter-segment eliminations	(1,132)	(96)	(865)	—	(2,093)
Revenue	153,675	72,322	117,465	—	343,462	100.0%
Gross profit	11,403	8,703	10,947	—	31,053	9.1%
SG&A	6,806	4,135	3,472	13,614	28,027	8.2%
Operating income (loss)	4,597	4,568	7,475	(13,614)	3,026	0.9%
Other income (expense)					174	0.1%
Interest income (expense)					(573)	(0.2)%
Tax provision					(1,394)	(0.4)%
Net income					$1,233	0.4%
Diluted earnings per share					$0.04

Increase/(Decrease) in 2010 to 2009 Operating Results (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$6,342	$(7,022)	$(22,849)	$—	$(23,529)
Inter-segment eliminations	1,084	(1,267)	865	—	682
Revenue	7,426	(8,289)	(21,984)	—	(22,847)	(6.7)%
Gross profit	850	(5,390)	(3,794)	—	(8,334)	(26.8)%
SG&A	11,119	341	8	480	11,948	42.6%
Operating income (loss)	(10,269)	(5,731)	(3,802)	(480)	(20,282)	(670.3)%
Other income (expense)					(493)	(283.3)%
Interest income (expense)					131	(22.9)%
Tax provision					7,659	(549.4)%
Net income					$(12,985)	(1,053.1)%
Diluted earnings per share					$(0.47)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Results of Operations for the Twelve Months
Ended December 31, 2009 and 2008

For the twelve months ended December 31, 2009 (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$154,807	$72,418	$118,330	$—	$345,555
Inter-segment eliminations	(1,132)	(96)	(865)	—	(2,093)
Revenue	153,675	72,322	117,465	—	343,462	100.0%
Gross profit	11,403	8,703	10,947	—	31,053	9.1%
SG&A	6,806	4,135	3,472	13,614	28,027	8.2%
Operating income (loss)	4,597	4,568	7,475	(13,614)	3,026	0.9%
Other income (expense)					174	0.1%
Interest income (expense)					(573)	(0.2)%
Tax provision					(1,394)	(0.4)%
Net income					$1,233	0.4%
Diluted earnings per share					$0.04

For the twelve months ended December 31, 2008 (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$266,268	$60,372	$171,055	$—	$497,695
Inter-segment eliminations	(937)	(642)	(2,784)	—	(4,363)
Revenue	265,331	59,730	168,271	—	493,332	100.0%
Gross profit	40,940	7,485	15,382	—	63,807	12.9%
SG&A	7,482	3,741	5,481	15,504	32,208	6.5%
Operating income (loss)	33,458	3,744	9,901	(15,504)	31,599	6.4%
Other income (expense)					60	0.0%
Interest income (expense)					(1,636)	(0.3)%
Tax provision					(11,765)	(2.4)%
Net income					$18,258	3.7%
Diluted earnings per share					$0.66

Increase/(Decrease) in 2009 to 2008 Operating Results (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$(111,461)	$12,046	$(52,725)	$—	$(152,140)
Inter-segment eliminations	(195)	546	1,919	—	2,270
Revenue	(111,656)	12,592	(50,806)	—	(149,870)	(30.4)%
Gross profit	(29,537)	1,218	(4,435)	—	(32,754)	(51.3)%
SG&A	(676)	394	(2,009)	(1,890)	(4,181)	(13.0)%
Operating income (loss)	(28,861)	824	(2,426)	1,890	(28,573)	(90.4)%
Other income (expense)					114	190.0%
Interest income (expense)					1,063	(65.0)%
Tax provision					10,371	(88.2)%
Net income					$(17,025)	(93.2)%
Diluted earnings per share					$(0.62)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OVERALL COMPARISONS

Revenue

Of the $22.9 million overall decrease in revenue for the twelve months ended December 31, 2010, as compared to the comparable 2009 period, approximately $22.0 million was attributable to our Field Solutions segment and $8.3 million to our Automation segment, offset by an increase of $7.4 million in our Engineering and Construction segment. Of our overall revenue in 2010, $2.9 million, or 0.9% was a result of the incremental revenue contribution from the April 2010 acquisition of Control Dynamics International, LP and the August 2009 acquisition of PCI Management and Consulting. We had increases in revenue in 2010 of $16.8 million, or 42.0%, related to material and subcontractor purchases. Overall revenue decreased in 2010 as a result of our clients' continued cancellation or delay of scheduled capital projects due to the economy in general, lower energy commodity prices and lower energy processing margins. In addition, 2010 revenues were impacted by the completion of several larger projects which were not replaced with new project work. Our clients are continuing to perform “run and maintain” type smaller projects which focus on work for required maintenance to keep the plant up and running but not on new capital expansions. Competition has also increased greatly for the amount of project work on the market.

Our revenue decrease from 2008 to 2009 was a result of our clients' continued cancellation or delay of scheduled capital projects due to the economy in general, lower energy commodity prices and lower energy processing margins. Our clients were continuing to perform “run and maintain” type smaller projects which focus on work for required maintenance to keep the plant up and running but not on new capital expansions. Competition had also increased greatly for the amount of project work on the market.

Gross Profit

The decrease in gross profit as a percentage of revenue in 2010 relative to 2009 was caused by several factors including lower utilization of our billable resources resulting in increased overhead costs to retain employees, increased overhead costs to expand our marketing to new sectors and new clients, increased per-employee costs of benefits and market pressure to renegotiate some of our existing contracts, resulting in lower margins. Also, we had significant increases in procurement activities which are generally performed at lower margins than labor.

These same factors, except for the increase in procurement activities, contributed to lower gross profit margins in 2009 relative to 2008.

Selling, General and Administrative (“SG&A”) Expenses

The increase in operating SG&A expense for the twelve months ended December 31, 2010, as compared to the comparable 2009 period, primarily consisted of increases in bad debt expense of $9.7 million mainly attributable to the SLE and Bigler write offs net of allowance adjustments, $1.0 million in professional services expenses, $0.4 million in salaries and employee related expenses, $0.2 million in depreciation and amortization expenses and $0.1 million in taxes, offset by decreases of $0.1 million in stock compensation expense.

The decrease in operating SG&A expense for the twelve months ended December 31, 2009, as compared to the comparable 2008 period, primarily consisted of decreases in bad debt expense of $1.9 million, $1.3 million in incentive bonus accruals for canceled or modified plans, $0.2 million in salaries and employee related expenses and $0.4 million in office and marketing expenses, offset by increases of $1.2 million in facilities expense and $0.3 million in depreciation and amortization expense.

The increase in all other SG&A expense for the twelve months ended December 31, 2010, as compared to the comparable 2009 period, was primarily the result of increases of $1.1 million in salaries and employee related expenses, offset by decreases of $0.3 million in depreciation and amortization expense, $0.1 million in stock compensation expense, $0.1 million in professional services expenses and $0.1 million in office expenses. As a percentage of revenue, all other SG&A expense increased to 4.4% for the twelve months ended December 31, 2010, from 4.0% for the comparable prior year period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in all other SG&A expense for the twelve months ended December 31, 2009, as compared to the comparable 2008 period, was primarily the result of decreases of $1.0 million in incentive bonus accruals for canceled or modified plans, $0.6 million in salaries and employee related expenses, $0.5 million in stock compensation expense and $0.2 million in depreciation and amortization expense, offset by increases of $0.2 million in facilities expenses and $0.2 million in office expenses. As a percentage of revenue, all other SG&A expense increased to 4.0% for the twelve months ended December 31, 2009, from 3.2% for the comparable prior year period.

Operating Profit

The decrease in operating income for the twelve months ended December 31, 2010, as compared to the comparable 2009 period, was attributable to lower revenue levels as well as increased costs for both new sales efforts, maintaining core employees at a time when the Company had fewer projects and the SLE and Bigler write offs. These increased costs contributed to lower operating income as a percentage of revenue as well as decreased contract margins in response to market pressures.

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

Other Income (Expense)

Other expense in 2010 mainly consisted of $413,000 to write off an investment with a developer that was unable to obtain project financing and $56,000 in taxes, offset by income of $150,000 for a legal settlement. Other income for the same period in 2009 mainly consisted of $315,000 from insurance proceeds related to Hurricane Ike, offset by expense of $145,000 in losses from an investment in a Costa Rican company. Other income in 2008 mainly consisted of an $84,000 gain on the sale of land not related to operations, $55,000 of reimbursements for surplus of government tax funds, offset by expense of $56,000 in investment losses and $18,000 in tax penalties.

Interest Income (Expense)

Interest expense decreased between 2010 and 2009 due to lower balances on our line of credit throughout most of the year. Interest expense decreased between 2009 and 2008 due to the lower balances on our line of credit and a favorable LIBOR rate option in our Credit Agreement.

Net Income (Loss)

As a result of changes detailed above, Net Income decreased $12.9 million to a loss of $11.8 million in 2010 from an income of $1.2 million in 2009, decreasing as a percentage of total revenue from 0.4% in 2009 to (3.6)% in 2010. Net Income decreased $17.1 million to $1.2 million in 2009 from $18.3 million in 2008, decreasing as a percentage of total revenue from 3.7% in 2008 to 0.4% in 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2010 Compared to 2009 and 2009 Compared to 2008

Engineering and Construction Segment:

	Twelve Months Ended December 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$161,149		$154,807		$6,342
Inter-segment eliminations	(48)		(1,132)		1,084
Total revenue	$161,101		$153,675		$7,426

Detailed revenue
Detail-design	$70,123	43.5%	$92,181	60.0%	$(22,058)	(23.9)%
Field services	59,972	37.2%	57,246	37.2%	2,726	4.8%
Procurement services	17,200	10.7%	399	0.3%	16,801	4,210.8%
Fixed-price	13,806	8.6%	3,849	2.5%	9,957	258.7%
Total revenue	$161,101	100.0%	$153,675	100.0%	$7,426	4.8%

Gross profit	12,253	7.6%	11,403	7.4%	850	7.5%

Operating SG&A expense	17,925	11.1%	6,806	4.4%	11,119	163.4%

Operating income (loss)	$(5,672)	(3.6)%	$4,597	3.0%	$(10,269)	(223.4)%

	Twelve Months Ended December 31,
	2009		2008		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$154,807		$266,268		$(111,461)
Inter-segment eliminations	(1,132)		(937)		(195)
Total revenue	$153,675		$265,331		$(111,656)

Detailed revenue
Detail-design	$92,181	60.0%	$168,620	63.6%	$(76,439)	(45.3)%
Field services	57,246	37.2%	63,736	24.0%	(6,490)	(10.2)%
Procurement services	399	0.3%	30,038	11.3%	(29,639)	(98.7)%
Fixed-price	3,849	2.5%	2,937	1.1%	912	31.1%
Total revenue	$153,675	100.0%	$265,331	100.0%	$(111,656)	(42.1)%

Gross profit	11,403	7.4%	40,940	15.4%	(29,537)	(72.1)%

Operating SG&A expense	6,806	4.4%	7,482	2.8%	(676)	(9.0)%

Operating income	$4,597	3.0%	$33,458	12.6%	$(28,861)	(86.3)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue

Engineering and Construction revenue accounted for 50.2% of our total revenue for 2010. Our Engineering and Construction segment has been adversely affected in the last two years by current economic conditions. Many of our clients have delayed or canceled scheduled capital projects due to the economy, lower commodity prices and lower energy processing margins. Instead, they are focusing more on maintenance (“run and maintain”) projects which, historically, are smaller than many of the other projects in which we have been involved. Competition has increased greatly for the amount of project work on the market impacting both our ability to get projects from existing clients and our ability to win new clients. Nonetheless, we maintain a base of significant clients for whom we have performed engineering services for many years and, while these clients have fewer projects, they continue to award projects to us. However, due to market pressures, we have renegotiated some of our existing contracts to accept lower margins and we have lost some projects due to competitive pricing pressures. We are also focusing on increased marketing efforts not only to expand our opportunities in the chemical, refining and pipeline sectors, but also to expand into other markets within the energy and infrastructure sector, and to expand into international markets. The Engineering and Construction segment's estimated backlog at December 31, 2010 was $113.0 million.

Our detail design service revenues decreased by 45.3% from 2008 to 2009, and again by 23.9% from 2009 to 2010. The decrease in both 2010 and 2009 was mainly due to decreased demand for engineering and related professional services for energy related projects. This decrease in demand was caused by delayed or canceled capital project work by clients in reaction to the economy. This area of service revenues was impacted the most due to the level of capital work that is performed in this area.

Our field services revenues decreased by 10.2% from 2008 to 2009 but increased by 4.8% from 2009 to 2010. The decrease in 2009 was due to general decreases in demand from our existing customers for in-plant resources. However, in 2010 our clients' demands leveled out and we are now beginning to see some new opportunities for growth in this area and are exploring the possibility of marketing to a broader range of prospective clients.

Revenue from procurement services increased 4,210.8% from 2009 to 2010 but had decreased 98.7% from 2008 to 2009. The increase in 2010 was due to work performed for a new client that was expanding a gas field with exhuming, holding and loading functionality. The significant decrease in 2009, as compared to the comparable 2008 period, primarily related to a large project to rebuild a client facility which was completed in 2008. The level of procurement services varies over time depending on the volume of procurement activity our customers choose to do themselves as opposed to using our services.

Fixed-price revenues increased 31.1% from 2008 to 2009 and again by 258.7% from 2009 to 2010. Due to the current economy, more clients are requesting work to be performed on a fixed-price basis to control their costs and shift risk to their contractors. We expect to continue to see increased trends in this type of work awarded by the clients.

Gross Profit

Our Engineering and Construction segment's total gross profit increased 7.5% in 2010, as compared with 2009, but had decreased 72.1% in 2009, as compared with 2008. Of the overall increase in gross profit for 2010, $0.3 million was attributable to decreased costs, while increased revenues contributed to $0.5 million of the overall increase. As a percentage of the Engineering and Construction segment revenue, the Engineering and Construction segment's gross profit decreased from 15.4% in 2008 to 7.4% in 2009, but increased to 7.6% in 2010 from 7.4% in 2009. The increase during 2010 is mainly due to cost cutting measures implemented in response to the lower revenues during 2009, which included decreasing our number of employees; therefore, reducing our overhead costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in total gross profit percentages for 2009, as compared to 2008, was partially the result of clients awarding new work based on competitive bidding, resulting in lower margins. These lower margins along with increased per employee costs of benefits accounted for 3.5% of the overall decrease in gross profit percentage. In response to the decrease in work, we decreased our number of employees. However, realization of the cost savings associated with reducing our workforce lags a period of increased overhead costs associated with employees being removed from projects and being carried as non-billable employees prior to termination. The additional costs of carrying these extra employees accounted for 4.5% of the overall gross profit percentage decline.

Operating Selling, General and Administrative (“SG&A”) Expenses

The increase in the Engineering and Construction segment's SG&A expense in 2010 from 2009 was due to increases of $10.0 million in bad debt expense mainly attributable to the SLE and Bigler write offs net of allowance adjustments, $0.8 million in professional services expenses and $0.5 million in salaries and employee related expenses, offset by decreases of $0.2 million in facilities expenses and $0.1 million in stock compensation expenses. The decrease in the Engineering and Construction segment's SG&A expense in 2009 from 2008 was mainly attributable to decreases of $1.4 million in bad debt expense, $0.2 million in professional services expenses and $0.2 million in office expenses, offset by increases of $0.9 million in facilities expenses, $0.1 million in taxes and $0.1 million in depreciation and amortization expenses.

Operating Income

Of the overall decrease in the Engineering and Construction segment's operating income for 2010 stated as a percent of revenues, 6.2 percentage points of change was due to increased SG&A expenses for the write off of the SLE and Bigler receivables.

Of the overall decrease in the Engineering and Construction segment's operating income for 2009 stated as a percent of revenues, 3.5 percentage points of change was due to lower margin work because of client pressures for competitive bidding, 4.5 percentage points of change was due to the costs of carrying under-utilized employees and 1.6 percentage points of change was due to increased SG&A expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Automation Segment:

	Twelve Months Ended December 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$65,396		$72,418		$(7,022)
Inter-segment eliminations	(1,363)		(96)		(1,267)
Total revenue	$64,033		$72,322		$(8,289)

Detailed revenue
Fabrication	$40,293	62.9%	$35,792	49.5%	$4,501	12.6%
Non-fabrication	23,740	37.1%	36,530	50.5%	(12,790)	(35.0)%
Total revenue	$64,033	100.0%	$72,322	100.0%	$(8,289)	(11.5)%

Gross profit	3,313	5.2%	8,703	12.0%	(5,390)	(61.9)%

Operating SG&A expense	4,476	7.0%	4,135	5.7%	341	8.2%

Operating income (loss)	$(1,163)	(1.8)%	$4,568	6.3%	$(5,731)	(125.5)%

	Twelve Months Ended December 31,
	2009		2008		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$72,418		$60,372		$12,046
Inter-segment eliminations	(96)		(642)		546
Total revenue	$72,322		$59,730		$12,592

Detailed revenue
Fabrication	$35,792	49.5%	$28,266	47.3%	$7,526	26.6%
Non-fabrication	36,530	50.5%	31,464	52.7%	5,066	16.1%
Total revenue	$72,322	100.0%	$59,730	100.0%	$12,592	21.1%

Gross profit	8,703	12.0%	7,485	12.6%	1,218	16.3%

Operating SG&A expense	4,135	5.7%	3,741	6.3%	394	10.5%

Operating income	$4,568	6.3%	$3,744	6.3%	$824	22.0%

In April 2010, the Company acquired selected assets of Control Dynamics International, LP (“CDI”). CDI designs and manufactures industrial automation control systems primarily for the upstream energy industry. These services complement the other services historically provided by our Automation segment and will allow us to expand further into the upstream market. Under the terms of the asset acquisition agreement, ENGlobal did not assume any CDI debt, nor was it required to issue any stock as consideration for the acquired assets. Results of the CDI operations are included in the Automation segment beginning April 1, 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue

The Automation segment contributed 20.0% of our total revenues for 2010. Revenues, particularly from non-fabrication operations, declined due to clients' delays or cancellations of capital projects. Competition has increased greatly for the amount of project work on the market impacting both our ability to get projects from existing clients and our ability to win new clients. In addition, due to market pressures, we have renegotiated some of our existing contracts to accept lower margins and we have lost some projects due to competitive pricing pressures. The Automation segment's estimated backlog at December 31, 2010 was $16.0 million, but the backlog could be negatively impacted by the current and possible future economic conditions.

The overall increase from our fabrication revenue from 2009 to 2010 was attributable to our offering new or expanded services to new and existing customers. The overall increase from our fabrication revenue from 2008 to 2009 was mainly attributable to new work acquired as a result of our increased sales effort.

The overall decrease in our non-fabrication revenue from 2009 to 2010 was mainly attributable to the completion of larger projects that did not have the same level of new work to replace them due to clients' delays or cancellations of capital projects. The overall increase in our non-fabrication revenue from 2008 to 2009 was derived from services that we were able to provide as a result of the September 2008 acquisition of Advanced Control Engineering LLC and increased sales efforts.

Gross Profit

Of the overall decrease in our Automation segment's gross profit from 2009 to 2010, $1.0 million was attributable to decreased revenues, while increased costs contributed to $4.4 million of the overall decrease. Of the total gross profit percentage decrease, 2.3 percentage points were attributable to reduced margins due to competitive pressure and increased overhead costs related to expanding our services during the year. This included the up-front costs associated with offering new services. We expect that the margins will improve in these new areas as the sales catch up with the initial up-front effort expended. The remainder of the decrease in gross profit is due to higher direct costs, as a percentage of lower revenue.

Of the total gross profit percentage decrease from 2008 to 2009, 0.3 percentage points were attributable to indirect costs associated with carrying under-utilized employees, while the remainder of the decrease is due to higher direct costs, as a percentage of revenue.

Selling, General and Administrative (“SG&A”) Expenses

The overall increase in our Automation segment's SG&A expense from 2009 to 2010 was attributable to increases of $286,000 in depreciation and amortization expenses, $102,000 in facilities expenses, $60,000 in bad debt expense, $41,000 in insurance costs, $36,000 in net losses on assets, $36,000 in professional services expenses and $27,000 in office expenses, offset by a decrease of $261,000 in salaries and employee related expenses.

The overall increase in our Automation segment's SG&A expense from 2008 to 2009 was attributable to increases of $327,000 in depreciation and amortization expenses, $298,000 in facilities expenses due to the relocation of the Houston manufacturing facility, $201,000 in salaries and employee related expenses, $45,000 in net losses on assets and $40,000 in professional services expense and taxes, offset by savings in bad debt of $439,000 and a decrease of $81,000 in stock compensation expense.

Operating Income

The overall decrease in our Automation segment's operating income from 2009 to 2010 is due to increased overhead costs associated with expanding our services offered to our customers along with reduced revenues and increased costs due to competitive pressure. The overall increase in our Automation segment's operating income from 2008 to 2009 was mainly due to the increased levels of work along with the better project management.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Field Solutions Segment:

	Twelve Months Ended December 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$95,481		$118,330		$(22,849)
Inter-segment eliminations	—		(865)		865
Total revenue	$95,481		$117,465		$(21,984)

Detailed revenue
Inspection services	$72,268	75.7%	$85,507	72.8%	$(13,239)	(15.5)%
Land services	23,213	24.3%	31,958	27.2%	(8,745)	(27.4)%
Total revenue	$95,481	100.0%	$117,465	100.0%	$(21,984)	(18.7)%

Gross profit	7,153	7.5%	10,947	9.3%	(3,794)	(34.7)%

Operating SG&A expense	3,480	3.6%	3,472	2.9%	8	0.2%

Operating income	$3,673	3.9%	$7,475	6.4%	$(3,802)	(50.9)%

	Twelve Months Ended December 31,
	2009		2008		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$118,330		$171,055		$(52,725)
Inter-segment eliminations	(865)		(2,784)		1,919
Total revenue	$117,465		$168,271		$(50,806)

Detailed revenue
Inspection services	$85,507	72.8%	$125,731	74.7%	$(40,224)	(32.0)%
Land services	31,958	27.2%	42,540	25.3%	(10,582)	(24.9)%
Total revenue	$117,465	100.0%	$168,271	100.0%	$(50,806)	(30.2)%

Gross profit	10,947	9.3%	15,382	9.1%	(4,435)	(28.8)%

Operating SG&A expense	3,472	2.9%	5,481	3.2%	(2,009)	(36.7)%

Operating income	$7,475	6.4%	$9,901	5.9%	$(2,426)	(24.5)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue

The Field Solutions segment contributed 29.8% of our total revenues for 2010. Our Field Solutions segment has been impacted by our clients' delay or cancellation of projects. The Field Solutions segment's estimated backlog at December 31, 2010 was $115.2 million. However, the backlog may be negatively impacted by current and possible future economic conditions.

The overall decrease in revenue from inspection related services from 2009 to 2010 was primarily attributable to the completion of ongoing projects as well as our clients' delay or cancellation of projects. The overall decrease in revenue from inspection related services from 2008 to 2009 was primarily attributable to the general downturn of the economy that caused many of our clients to delay or cancel scheduled capital projects.

The overall decrease in revenue from land related services from 2009 to 2010 was primarily attributable to clients delaying capital projects and competitive pricing pressures as well as the completion or downsizing of several projects. The overall decrease in revenue from land related services from 2008 to 2009 was primarily attributable to clients delaying capital projects and competitive pricing pressures as a result of the economic downturn.

Gross Profit

Due to current economic conditions and market pressures, we are experiencing client demands for lower costs; therefore, we have renegotiated some of our existing projects to accept lower margins. As a result, some of our contracts provide lower margins than we have earned in the past. This trend is adversely affecting gross profit in our Field Solutions segment.

Of the overall decrease in our Field Solutions segment's gross profit from 2009 to 2010, $1.7 million was attributable to increased costs, while decreased revenues contributed to $2.1 million of the decrease. Of the total gross profit percentage decrease, lower margins resulting from competitive pressures accounted for approximately 0.9 percentage points while the remaining 0.9 percentage points decrease is attributable to increased non-billable and indirect costs associated with compensating employees during periods when they are not engaged in billable projects.

Of the overall decrease in our Field Solutions segment's gross profit from 2008 to 2009, $0.1 million was attributable to increased costs, while decreased revenues contributed to $4.6 million of the decrease. The total gross profit percentage increase was attributable to decreased non-billable and indirect costs.

Selling, General and Administrative (“SG&A”) Expenses

The slight increase in our Field Solutions segment's SG&A expense for 2010, as compared to the comparable 2009 period, was attributable to increases of $226,000 in salaries and employee related expenses, $95,000 in professional services expenses, $80,000 in facilities expenses and $18,000 in office expenses, offset by decreases of $300,000 in bad debt expense, $88,000 in depreciation and amortization expenses and $24,000 in marketing expenses.

The overall decrease in our Field Solutions segment's SG&A expense for 2009, as compared to the comparable 2008 period, was attributable to decreases of $1,429,000 in incentive bonus accruals for canceled or modified plans, $171,000 in salaries and employee related expenses, $177,000 in marketing expenses, $161,000 in amortization expense, $51,000 in professional services expenses and $43,000 in office expenses, offset by an increase in facilities expenses of $27,000.

Operating Income

The overall $3.8 million decrease in our Field Solutions segment's operating income for 2010, as compared to 2009, was due to the completion of existing projects as well as delayed and canceled work along with increased costs due to competitive pressures.

The overall $2.4 million decrease in our Field Solutions segment's operating income for 2009, as compared to 2008, was due to delayed and canceled work.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at December 31, 2010 was borrowings under our senior revolving credit facility with Wells Fargo Bank (the “Wells Fargo Credit Facility”), discussed under “Senior Revolving Credit Facility” below. Cash on hand at December 31, 2010 totaled $49,000 and availability under the Wells Fargo Credit Facility totaled $5,436,000, after consideration of loan covenant restrictions, resulting in total liquidity of $5,485,000. We believe that we have sufficient available cash required for operations for the next 12 months. However, we are in the process of negotiating an increase in our Wells Fargo Credit Facility and in addition, cash and the availability of cash could be materially restricted if:

•	revenues continue to decline as a result of the factors discussed in the Risk Factors section,

•	amounts billed are not collected or are not collected in a timely manner,

•	circumstances prevent the timely internal processing of invoices,

•	project mix continues to shift from cost-reimbursable to fixed-price contracts and we are unable to accurately estimate the project costs, resulting in cost overruns,

•	the Company loses one or more of its major customers or its major customers continue to significantly reduce the amount of work requested from the Company,

•	our client mix shifts from our historical owner-operator client base to more developer-based clients,

•	acquisitions are not integrated timely or effectively, or

•	we continue to be unable to maintain compliance with the covenants of the Wells Fargo Credit Facility or to obtain waivers when necessary.

If any such event occurs, we would be forced to consider alternative financing options.

Cash Flows from Operating Activities

Operating activities required the use of $6.2 million in net cash in 2010 but provided $23.0 million and $8.3 million in net cash in 2009 and 2008 respectively. For the year ended December 31, 2010, the changes in working capital were primarily due to increased trade receivables of $8.1 million, decreased notes receivable of $11.4 million attributable to the write-offs of Bigler and SLE, increased income taxes receivable of $4.6 million, increased accounts payable of $1.0 million and decreased accrued compensation and benefits of $0.7 million. The increase in trade receivables was primarily the result of increased operating activity. Our days sales outstanding has increased from 55 days for the twelve month period ended December 31, 2009 to 56 days for the twelve month period ended December 31, 2010. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers. The increase in accounts payable was primarily the result of increased purchasing activity in our Engineering and Construction segment during the three months ended December 31, 2010. The decrease in accrued compensation and benefits was primarily due to timing of bi-weekly payroll.

Cash Flows from Investing Activities

Investing activities used cash totaling $3.0 million in 2010, compared to $4.2 million in 2009 and $2.9 million in 2008. In 2010, investing activities were primarily used for capital additions and the investment made to acquire selected assets of CDI. In 2009, investing activities were primarily used for capital additions and the investment made to acquire the operations of PCI. In 2008, investing activities were primarily used for capital additions and the investment made to acquire ACE.

Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software and equipment, such as upgrades to computers, as well as acquisitions. The Wells Fargo Credit Facility discussed under “Senior Revolving Credit Facility” below limits annual capital expenditures to $3.5 million and acquisitions require prior approval by Wells Fargo.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows from Financing Activities

Financing activities provided cash totaling $9.1 million in 2010 and used cash totaling $19.7 million and $5.3 million 2009 and 2008, respectively. During 2010, our primary financing mechanism was our line of credit under the Wells Fargo Credit Facility. The line of credit was used principally to finance working capital requirements and treasury stock purchases. During 2010, our borrowings on the line of credit were $121.4 million in the aggregate and we repaid an aggregate of $108.7 million. During 2009, our borrowings on the line of credit were $6.0 million in the aggregate. On December 29, 2009, the Wells Fargo Credit Facility replaced the Comerica Credit Facility. During 2009, our borrowings on the Comerica Credit Facility line of credit were $92.8 million in the aggregate, and we repaid an aggregate of $115.4 million on our short-term and long-term bank and other debt.

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

Senior Revolving Credit Facility

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. In December 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provides a twenty-eight month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). The Wells Fargo Credit Facility is guaranteed by substantially all of Company's subsidiaries, is secured by substantially all of the Company's assets and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converted our borrowings from a revolving credit facility to an asset based lending agreement. The amendment allows for borrowings limited to an aggregate of 70% of our current eligible Accounts Receivable agings and 50% of Unbilled Receivable agings to a cap of $5.0 million or 17.5% of our current eligible Accounts Receivable agings. Eligible Accounts Receivable agings include deduction for standard items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. The amendment also eliminated the Asset Coverage Ratio and increased the unused commitment fee from thirty basis points (0.30%) to fifty basis points (0.50%) per annum. The outstanding balance on the Wells Fargo Credit Facility as of December 31, 2010 was $18.7 million at a fluctuating rate per terms of the Wells Fargo Credit Facility. The remaining borrowings available under the Wells Fargo Credit Facility as of December 31, 2010 were $5.4 million after consideration of loan covenant restrictions.

At the Company's option, amounts borrowed under the Wells Fargo Credit Facility will bear interest at a fluctuating rate per annum determined by Wells Fargo to be three and three quarters percent (3.75%) above the Daily One Month LIBOR Rate in effect from time to time. The Wells Fargo Credit Facility includes a commitment fee of 50 basis points for the unused portion of the $25 million credit facility.

The Company's Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00; and

•	Fixed Charge Coverage Ratio not less than 1.75 to 1.00;

“Total Liabilities” is defined as the aggregate of current liabilities and non-current liabilities. “Tangible Net Worth” is defined as the aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. “Fixed Charge Coverage Ratio” is determined on a rolling four-quarter basis and is defined as EBITDA minus cash taxes, divided by interest expense, plus the current maturity of long term debt, where EBITDA is net income, plus interest expense, plus income taxes, plus depreciation and amortization, plus stock compensation expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company was not in compliance with all covenants under the Wells Fargo Credit Facility as of December 31, 2010; however, Wells Fargo waived its default rights with respect to the breach for the fourth quarter of 2010 only. Anticipating a covenant breach in the first quarter of 2011, the $18.7 million line of credit outstanding was classified as current long-term debt on the balance sheet as of December 31, 2010. For the quarterly period ended December 31, 2010, our Total Liabilities to Tangible Net Worth Ratio ranged from 1.21 to 1.00; and our Fixed Charge Coverage Ratio ranged from (0.54) to 1.00. During the twelve month period ended December 31, 2010 we expended or committed approximately 34%, or $1.2 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the twelve month period has been for normal operating requirements including office furniture, computers, software and vehicles.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investments, guaranties, restrictions on certain distributions and pledges of assets.

Letters of Credit

As of December 31, 2010, the Company had outstanding letters of credit totaling $866,000 primarily to cover self-insured deductibles under both our general liability and workers' compensation insurance policies.

Contractual Obligations

Our total long-term debt outstanding on December 31, 2010 was $19.3 million (see Note 10 to Consolidated Financial Statements), an increase from $7.2 million as of December 31, 2009.

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments Due by Period
	2011	2012	2013	2014	2015 and thereafter	Total
	(in thousands)
Long-term debt	$19,042	$252	$—	$—	$—	$19,294
Capital Lease	51	—	—	—	—	51
Contractual interest and discount on certain notes[1]	791	260	—	—	—	1,051
Subtotal long-term debt	19,884	512	—	—	—	20,396
Short Term Notes	2,070	—	—	—	—	2,070
Purchase Order Obligations	10,517	—	—	—	—	10,517
Operating leases	4,381	3,508	2,932	2,501	7,192	20,514
Total contractual cash obligations	$36,852	$4,020	$2,932	$2,501	$7,192	$53,497
1Future interest consists primarily of interest on the line of credit under the Wells Fargo Credit Facility. The rate applicable to debt outstanding at December 31, 2010 was 4.125% and fluctuates with the prime rate. Interest and discount rates on the remainder of the Company's notes payable vary from 5.00% to 6.25%, with the weighted average being 5.63% at December 31, 2010.

Non-Cash Transactions

In 2010, non-cash transactions included $0.5 million in discounted notes payable in connection with the acquisition of CDI's assets and $0.8 million notes payable in connection with financing insurance policy premiums. In 2009, non-cash transactions included $0.2 million in discounted notes payable in connection with the acquisition of PCI's operations. In 2008, non-cash transactions included $1.9 million in discounted notes payable issued in connection with the acquisition of ACE and $1.6 million notes payable in connection with financing insurance policy premiums.

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

Long-term Notes Receivable

In the first quarter of 2007, ENGlobal and SLE executed an agreement for engineering, procurement and construction (“EPC”) services relating to the retro-fit of an ethanol plant in southern Louisiana (the “SLE project”). In October 2007, SLE executed a promissory note, or “Hand Note,” payable to the Company and having a principal balance of approximately $12.3 million, constituting all amounts then due to the Company for its work performed in connection with the project. The history of the SLE Project is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is discussed further in the Company's Annual Reports on Form 10-K for the years ended December 31, 2007, 2008 and 2009. During 2010, the Company elected to write down the SLE note receivable to $1.4 million. More information relating to the SLE matter is included under Part I, Item 3, “Legal Proceedings.”

On March 13, 2009, the Company entered into a letter agreement (the “letter agreement”) with Alon resolving the payment of accounts receivable invoices in the aggregate amount of $6.8 million, payable in monthly installments with the final payment in December 2009. The $6.8 million payment plan included $4.6 million in subcontractor obligations which were included in our Accounts Payable balances until April 2010 when they were then reclassified to a long-term note payable. Alon made timely payments under the letter agreement until October 2009, when it failed to pay the full amount due. This receivable has been reclassed to a short-term note receivable as of December 31, 2010 based on a formal settlement agreement signed on March 3, 2011. More information relating to the Alon matter is included under Part I, Item 3, “Legal Proceedings.”

In 2010, the Company reclassified the accounts receivable balance of $3.0 million related to the Bigler litigation and subsequent bankruptcy filing to long-term claims receivable. In June 2010, the Company wrote off the long-term claims receivable.

Contingent Liabilities and Commitments

To our knowledge, the Company is not exposed to any environmental liability.

The Company does not have any product liability issues. Lease commitments are included in Footnote 11 of the consolidated financial statements. The Company leases all of its office space.

The Company has no off-balance sheet financing arrangements.

Income Tax Provision

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues.” This standard provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. This interpretation also revises the disclosure requirements and was adopted by the Company effective as of January 1, 2007. There are currently no material tax positions identified as uncertain for the Company or its subsidiaries.

We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of December 31, 2010, we have not recognized interest or penalties relating to any uncertain tax positions.

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

The Company is not currently the subject of any examination by the Internal Revenue Service, and the open years subject to audit are tax years 2007-2009. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

Asset Management

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $56.1 million as of December 31, 2010 from $47.7 million as of December 31, 2009. The number of days sales outstanding for trade accounts receivable increased slightly from 55 days at December 31, 2009, to 56 days at December 31, 2010. Bad debt expense was approximately 3.3% and 0.2% of revenue for the years ended December 31, 2010 and 2009, respectively. We increased our allowance for doubtful accounts from $1.9 million to $2.1 million or 4.0% and 3.7% of trade accounts receivable balance for each of the years 2009 and 2010, respectively. While we continue to manage this portion of our business very carefully, it is possible that our days sales outstanding, bad debt expense and allowance for doubtful accounts will deteriorate if the economy continues to decline.

Risk Management

In performing services for our clients, we could potentially face liability for breach of contract, personal injury, property damage or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the sole or concurrent negligence of our clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third party property damage, professional errors and omissions, and workers' compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

Seasonality

Holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. The annual budgeting and approval process under which these clients operate is normally not completed until after the beginning of each year, which can depress results for the first quarter. Principally due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

Critical Accounting Policies

Revenue Recognition

Because the majority of the Company's revenue is recognized under time-and-material contracts, significant estimates are generally not involved in determining revenue recognition for these type of contracts. Significant estimates may be involved in determining revenue recognition for fixed-price contracts.

Most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue. However, timing of accounts receivable collections could have a serious impact in the Company's liquidity. We have instituted policies to determine the creditworthiness of new customers. Adverse changes in the economy are likely to impact smaller companies' ability to undertake and finance projects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our revenue is largely composed of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts). Some contracts have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract. The contract is awarded with the maximum aggregate revenue, referred to as the not-to-exceed amount. The Company does not earn revenue over the not-to-exceed amount unless we obtain a change order. The current amount of revenue deferred for these reasons is $0.5 million. The Company is not obligated to complete the contract once the not-to-exceed amount has been reached. However, if the Company performs work over the not-to-exceed amount prior to obtaining a valid change order, it impacts our gross profit margins. Billings on time-and-material contracts are produced every two weeks.

On occasion, we serve as purchasing agent by procuring subcontractors, material and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. Revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting, this “pass-through” type of transaction is reported net. In 2010, we had $1.0 million of pass-through transactions. We had no pass-through transactions in 2008 and 2009.

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

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed on fixed-price contracts. The Company's inability to manage significant levels or increases in “costs and estimated earning in excess of billings on uncompleted contracts” could have a serious impact on the Company's cash flow. The liability “billings in excess of costs and estimated profits on uncompleted contracts” represents amounts billed in excess of revenue recognized on fixed-price contracts.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized and is tested at least annually for impairment. We perform our annual analysis as of the fourth quarter of each fiscal year and in any period in which indicators of impairment warrant an additional analysis. Reporting units for the purpose of goodwill impairment calculations are components one level below our reportable operating segments for which discreet financial information is available and reviewed by segment management. Goodwill is tested for impairment using a two-step process. In step 1 of the goodwill impairment test, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. In step 2, if the fair value of the reporting unit is less than the carrying value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions, including determination of an appropriate discount rate, projecting revenue growth and gross margins, estimating operating and interest expense and projecting capital expenditure levels, are involved in making these fair value estimates, with the most critical estimates being projected growth rate and discount rate. The projected growth rate incorporates the Company's 2011 budget and management's estimate of the long-term growth rate of the Company based on certain internal estimates and external data. The discount rate utilized in the analysis was a weighted average cost of capital (WACC). WACC is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise, with the weighting of returns based on the capitalization of comparable companies. While we use the best available information to prepare our cash flow projections and WACC assumptions, actual future cash flows, costs of capital or market conditions could differ significantly resulting in future impairment and charges related to recorded goodwill balances.

During 2010, the Company realigned its reporting into three business segments. In addition, during the fourth quarter of 2010, the Company further consolidated its legal entities and internal reporting and renamed the reportable segments as Engineering and Construction, Automation and Field Solutions. As a result, goodwill that was previously reported in the Construction segment (which no longer exists as a separate segment) was reallocated to Engineering and Construction and Field Solutions. Other than the change in reporting segments and reporting units, our methodologies for performing our goodwill impairment analysis have not changed from the prior year.  However, the WACC assumption decreased approximately 6 percentage points for the current year analysis. The fair value of all of our reporting units exceeded their carrying value in excess of 45% . Deterioration in our expected operating results or increases in our cost of capital could have a negative effect on fair value and lead to an impairment charge in the future.

A 20% decrease in our budgeted short term growth rate (holding all other assumptions constant) would have the following impact on the estimated fair value of our reporting units, summarized by segment:

Engineering and Construction	($2.0 million)
Automation	($1.4 million)
Field Solutions	($3.9 million)

These hypothetical changes would not cause step 2 of the goodwill impairment test to be required for any of our reporting units.

A 20% decrease in our projected long term growth rate (holding all other assumptions constant) would have the following impact on the estimated fair value of our reporting units, summarized by segment:

Engineering and Construction	($2.6 million)
Automation	($2.3 million)
Field Solutions	($2.3 million)

These hypothetical changes would not cause step 2 of the goodwill impairment test to be required for any of our reporting units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A 20% increase in our assumed discount rate (holding all other assumptions constant) would have the following impact on the estimated fair value of our reporting units, summarized by segment:

Engineering and Construction	($8.2 million)
Automation	($7.3 million)
Field Solutions	($7.1 million)

These hypothetical changes would not cause step 2 of the goodwill impairment test to be required for the reporting units within any of our segments.

Deferred Tax

The Company had net deferred tax asset balances of $4.0 million and $3.9 million as of December 31, 2010 and December 31, 2009, respectively. These net deferred tax assets are identified in Footnote 16 to the financial statements.

The Company had a federal net operating loss carry-forward at December 31, 2010 of approximately $18,891,000. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carry-forward. The prior year net operating loss of approximately $18,000 will be available through 2021. The current year net operating loss of approximately $18,873,000 will be available for carry back to 2008 and 2009 and for carry forward through 2030.

The Company also has a foreign net operating loss carry-forward at December 31, 2010 of approximately $1.4 million. This loss is available for utilization from 2008 through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada. The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $565,000 against the net operating loss.

Recent Accounting Pronouncements

There were no new recent accounting pronouncements during 2010 that would materially impact the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010 and 2009, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. There are no material investments at December 31, 2010. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company's primary interest rate risk relates to its variable-rate line of credit debt obligation, which totaled $18.7 million and $6.0 million as of December 31, 2010 and 2009, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation i.e., an increase from the actual average interest rate of 4.125% as of December 31, 2010, to an average interest rate of 4.54%, annual interest expense would have been approximately $26,800 higher in 2010 based on our annual average line of credit obligation. Due to the current credit market, a greater concern is the impact of a material violation of certain financial covenants in our Credit Agreement resulting in a re-pricing of that agreement. This could not only result in the increased annual interest expense but also a renewal or origination fee of equal proportion on a similar Credit Agreement. The Company does not have any interest rate swap or exchange agreements.

The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of December 31, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2010 and 2009 and statements of income, cash flows and stockholders' equity for the three-year period ended December 31, 2010, are attached hereto and made part hereof.

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statements

Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2010. We have also audited the schedule listed in the accompanying Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth, therein in relation to the financial statements taken as a whole.

We were not engaged to examine management's assertion about the effectiveness of ENGlobal Corporation's internal control over financial reporting as of December 31, 2010 and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP,
Hein & Associates LLP
Houston, Texas

March 10, 2011

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(dollars in thousands)

ASSETS
Current Assets:	2010	2009
Cash and cash equivalents	$49	$143
Trade receivables, net of allowances of $2,130 and $1,868	56,064	47,715
Prepaid expenses and other current assets	1,801	2,182
Notes Receivable	2,579	—
Current portion of long-term notes receivable	—	15
Costs and estimated earnings in excess of billings on uncompleted contracts	5,129	6,557
Federal and state income taxes receivable	6,841	2,221
Deferred tax asset	2,619	3,250
Total Current Assets	$75,082	$62,083
Property and equipment, net	4,503	5,983
Goodwill	22,614	22,291
Other intangible assets, net	4,975	4,238
Long-term trade and notes receivable, net of current portion and allowances	1,361	14,621
Deferred tax asset, non-current	1,424	607
Other assets	365	812
Total Assets	$110,324	$110,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,430	$8,252
Accrued compensation and benefits	11,221	11,511
Notes payable	2,070	—
Current portion of long-term debt and leases	19,093	1,064
Deferred rent	629	613
Billings in excess of costs and estimated earnings on uncompleted contracts	1,233	3,601
Other current liabilities	1,294	734
Total Current Liabilities	$44,970	$25,775
Long-Term Debt, net of current portion	252	6,098
Long-Term Leases, net of current portion	—	51
Total liabilities	$45,222	$31,924
Commitments and Contingencies (Notes 3, 10, 11, 16, and 19)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,676,279 and 27,407,159 shares outstanding and 27,657,378 and 27,407,159 shares issued at December 31, 2010 and 2009, respectively	28	27
Additional paid-in capital	37,608	37,108
Retained earnings	29,920	41,672
Treasury stock at cost - 981,099 and 0 shares at December 2010 and 2009 respectively	(2,362)	—
Accumulated other comprehensive income (loss)	(92)	(96)
Total Stockholders' Equity	$65,102	$78,711
Total Liabilities and Stockholders' Equity	$110,324	$110,635

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	(dollars in thousands)
	2010	2009	2008
Operating revenues	$320,615	$343,462	$493,332
Operating costs and expenses:
Operating costs	297,896	312,409	429,525
Selling, general, and administrative expenses	39,975	28,027	32,208
Total operating costs and expenses	337,871	340,436	461,733
Operating income (loss)	$(17,256)	$3,026	$31,599
Interest income/(expense), net	(442)	(573)	(1,636)
Other income/(expense), net	(319)	174	60
Income (loss) before income taxes	$(18,017)	$2,627	$30,023
Provision for federal and state income taxes	(6,265)	1,394	11,765
Net Income (Loss)	$(11,752)	$1,233	$18,258

Earnings (loss) per common share:
Basic	$(0.43)	$0.05	$0.67
Diluted	$(0.43)	$0.04	$0.66
Weighted average shares used in computing earnings (loss) per share (in thousands):
Basic	27,151	27,330	27,180
Diluted	27,151	27,567	27,672

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(dollars in thousands)

	2010	2009	2008
Common Stock
Balance at beginning of year	$27	$27	$28
Common stock issued	1	—	—
Retirement of treasury stock	—	—	(1)
Balance at end of year	28	27	27

Paid-in Capital
Balance at beginning of year	37,108	36,415	33,593
Common stock issued	58	136	1,338
Stock based compensation	438	557	1,171
Deferred tax adjustment	4	—	313
Balance at end of year	37,608	37,108	36,415

Retained Earnings
Balance at beginning of year	41,672	40,439	22,181
Net income (loss)	(11,752)	1,233	18,258
Balance at end of year	29,920	41,672	40,439

Treasury Stock
Balance at beginning of year	—	—	—
Purchase of treasury stock	(2,362)	—	—
Balance at end of year	(2,362)	—	—

Accumulated Other Comprehensive Income (Loss), net of taxes
Balance at beginning of year	(96)	(115)	(5)
Foreign currency translation adjustment	4	19	(110)
Balance at end of year	(92)	(96)	(115)

Total Stockholders' Equity	$65,102	$78,711	$76,766

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	(dollars in thousands)
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(11,752)	$1,233	$18,258
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,341	4,795	4,642
Share-based compensation expense	438	683	1,233
Deferred income tax expense	(180)	577	(1,276)
(Gain)/Loss on disposal of property, plant and equipment	106	47	(100)
Changes in current assets and liabilities, net of acquisitions:
Trade receivables	(8,057)	48,307	(30,145)
Notes receivable	11,402	(3,013)	—
Allowance on notes receivable	(3,709)	—	558
Costs and estimated earnings in excess of billings on uncompleted contracts	1,432	356	68
Prepaid expenses and other assets	1,808	(127)	(716)
Long term trade receivables	2,988	(2,988)	—
Accounts payable	969	(10,578)	8,185
Accrued compensation and benefits	(732)	(12,921)	7,729
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,372)	3,393	(755)
Short term trade payables	1,491	—	—
Other liabilities	296	(2,069)	(844)
Income taxes receivable/(payable)	(4,620)	(4,693)	1,509
Net cash provided by (used in) operating activities	$(6,151)	$23,002	$8,346
Cash Flows from Investing Activities:
Property and equipment acquired	(1,174)	(3,217)	(1,920)
Business acquisitions, net of cash acquired	(1,896)	(1,050)	(2,843)
Proceeds from sale of other assets	29	4	398
Proceeds from note receivable	15	58	1,494
Net cash used in investing activities	$(3,026)	$(4,205)	$(2,871)
Cash Flows from Financing Activities:
Borrowings on line of credit	121,406	98,827	295,982
Payments on line of credit	(108,708)	(115,357)	(301,287)
Purchase of treasury stock	(2,362)	—	—
Proceeds from issuance of common stock	58	72	1,650
Borrowings (repayments) under capital lease	(192)	(175)	418
Other long-term debt repayments	(1,123)	(3,040)	(2,036)
Net cash provided by (used in) financing activities	$9,079	$(19,673)	$(5,273)
Effect of Exchange Rate Changes on Cash	4	19	(110)
Net change in cash	(94)	(857)	92
Cash and cash equivalents, at beginning of year	143	1,000	908
Cash and cash equivalents, at end of year	$49	$143	$1,000

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation.

Our business operations consist of providing engineering and other professional project services related to design, fabrication, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States. Please see “Note 18-Segment Information” for a description of our segments and segment operations.

Basis of Presentation
The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 31, 2010 and 2009, and the results of our operations, cash flows and changes in stockholders' equity for the years ended December 31, 2010, 2009 and 2008. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

NOTE 2 - ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Cash and cash equivalents
Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

The Company utilizes a cash management system whereby bank accounts are swept daily to reduce outstanding balances on the Company's line of credit. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at a reporting date are reclassified to accounts payable in the financial statements. Amounts reclassified to accounts payable for outstanding checks were $1.9 million and $1.3 million as of December 31, 2010 and 2009 respectively.

Consolidation Policy
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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income
Comprehensive income includes net income and other comprehensive income. Currently our other comprehensive income is comprised of unrealized foreign exchange gains and losses. Comprehensive income is as follows:

	2010	2009	2008
	(in thousands)
Net income (loss)	$(11,752)	$1,233	$18,258
Foreign currency translation adjustment	(92)	(96)	(115)
Comprehensive income (loss)	$(11,844)	$1,137	$18,143

Concentration of Credit Risk
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

Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the level of established allowances, we make judgments regarding each party's ability to make required payments, economic events and other factors. As the financial condition of any party changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

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

Debt Issue Costs
Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method. The total amount of interest costs capitalized was $22,000 and $59,000 in 2010 and 2009, respectively.

Goodwill and other intangible assets
Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized and is tested at least annually for impairment. We perform a test for impairment as of the fourth quarter of each fiscal year and in any period in which impairment indicators arise. The impairment test requires allocating goodwill and all other assets and liabilities to business units referred to as reporting units. Reporting units for the purpose of goodwill impairment calculations are components one level below our reportable operating segments for which discreet financial information is available and reviewed by segment management. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are comprised primarily of non-compete covenants, customer relationships and developed technology acquired through acquisitions and are amortized using the straight-line method based on the estimated useful life of the intangible assets.

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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated service lives of our asset groups are as follows:

Asset Group	Range of Years
Machinery and equipment	7-10
Furniture and fixtures	5-7
Computing equipment and automobiles	3-5
Software	3-5

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

Pre-Contract Costs
The Company expenses pre-contract costs, also referred to as proposal costs, as they are incurred. Pre-contract costs incurred for a specific anticipated contract and that will result in no future benefits, unless the contract is obtained, should not be included in contract costs or inventory before the receipt of the contract. Costs related to anticipated contracts are charged to expenses as incurred because their recovery is not considered probable and they are not reinstated by a credit to income on the subsequent receipt of the contract.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
Our revenue is comprised of engineering, construction management and procurement service fees and sales of control systems that we design and fabricate. In general, we recognize revenues when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collection is reasonably assured. The Company recognizes service revenue as the services are performed. The majority of the Company's engineering services are provided under time-and-material contracts. Some time-and-material contracts may have upper limits referred to as "not-to-exceed" amounts. Revenue is not recognized over these amounts until a change order or authorization by the client has been given. A majority of sales of fabricated systems are under fixed-price contracts that may also include a service element covered under that contract price.

We also sometimes serve as purchasing agent by procuring subcontractors, materials and equipment on behalf of a client and pass the cost on to the client with no mark-up or profit. Revenues and costs for these types of “pass-through” transactions are reported net. In 2010, we had $1.0 million of pass-through transactions. We had no pass-through transactions in 2008 and 2009.

Profits and losses on our fixed-price contracts are recognized on the percentage-of-completion method of accounting, measured by the percentage-of-contract cost incurred to date relative to estimated total contract cost. Contract costs used for estimating percentage-of-completion factors include professional compensation and related benefits, materials, subcontractor services and other direct cost of projects. Freight charges and inspection costs are charged directly to the projects to which they relate. Costs recognized for labor include all actual employee compensation plus a burden factor to cover estimated variable labor expenses. These variable labor expenses consist of payroll taxes, self-insured medical plan expenses, workers' compensation insurance, general liability insurance and paid time off. These estimated amounts are adjusted to actual costs incurred at the end of each quarter.

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

Occasionally, it is appropriate for us to combine or segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and cost over the performance period of the combined contracts as if they were one. Contracts may be segmented if the customer has the right to accept separate elements of a contract and the total economic returns and risks of the separate contract elements are similar to the economic returns and risks of the overall contract. For segmented contracts, we recognize revenue as if they were separate contracts over the performance periods of the individual elements or phases.

Receivables
Our components of trade receivables includes amounts billed, amounts unbilled, retainage and allowance for doubtful accounts. Subject to our allowance for uncollectible accounts, all amounts are believed to be collectible within a year. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. In estimating the allowance for uncollectible accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for uncollectible accounts.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs
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

Significant Commercial Relationships
The following table lists the percentage of our consolidated sales by customer, which accounted for 10% or more of our consolidated revenues for the years indicated:

	2010	2009	2008
ExxonMobil	11%	16%	7%
Spectra Energy	8%	6%	10%
Alon USA	<1%	<1%	10%

Impairment of Long-Lived Assets
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

Recent Accounting Pronouncements
There were not any new accounting pronouncements during 2010 that would materially impact the Company's financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS

Control Dynamics International, LP
In April 2010, a subsidiary of the Company acquired selected assets of Control Dynamics International (“CDI”), a privately-held automation firm based in Houston, Texas. CDI designs and manufactures industrial automation control systems primarily for the upstream industry. CDI complements the services currently performed by the Automation segment and will allow ENGlobal to expand further into the upstream market. For accounting purposes, the acquisition was an immaterial business combination. Total consideration approximated $3.1 million comprised of $1.9 million in cash, a $0.5 million two-year installment note and $0.7 million in contingent payments related to first year earnings performance and sales of specific technology related projects during the three years following the acquisition. The estimated fair value of the contingent payments is the acquisition date present value of management's estimate of the payments that will ultimately be made. While the actual contingent payment amounts may vary from management's estimate, they may not exceed $1.5 million. Under the terms of the agreement, ENGlobal did not assume any CDI debt, nor was it required to issue any stock as consideration for the acquired assets. A key member of CDI's management team entered into an employment agreement with the Company.

The acquisition was structured as a taxable transaction. The Company recognized customer relationships, covenants not to compete and developed technology as identifiable finite-lived intangible assets. The intangible assets were recognized at their fair values on the acquisition date. The customer relations and covenants not to compete intangible assets are being amortized over 5 years while the developed technology intangible asset is being amortized over 7.5 years beginning April 2010. The fair values were determined by management using an income approach methodology that is consistent with previous similar acquisitions. Results of CDI operations are included in the Automation segment beginning April 1, 2010.

The $0.3 million residual portion of consideration was recognized as goodwill in our Automation segment, all of which is deductible for income tax purposes. Goodwill represents management's estimate of the cost associated with acquiring CDI's power consulting reputation, technical expertise, assembled workforce and the potential synergies with our other energy infrastructure consulting businesses. Acquisition cost of $104,000 was incurred and expensed as general and administrative expenses in the Automation segment during the six months ended June 30, 2010.

Total consideration was allocated to assets and liabilities acquired as follows:

(in thousands)
Current assets	$320
Property and equipment	37
Current liabilities	(238)
Identifiable intangibles
Customer relationships	1,514
Technology	908
Covenants not to compete	229
Goodwill	323
Total consideration	$3,093

Quarterly, the Company performs fair value assessments of the contingent liabilities. It was determined that the contingent liability that was based on earnings performance had no fair value as the minimum levels required to meet the earn-out provision would not be reached. The Company reversed the contingent liability of $0.3 million as a credit against amortization expense in the Automation segment during the three and nine months ended September 30, 2010. As of December 31, 2010, the contingent liability, relating to the sales of specific technology related projects, fair value was $0.4 million.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PCI Management and Consulting Company
A subsidiary of the Company acquired the operations of PCI Management and Consulting Company (“PCI”), a private Illinois based power consulting business, through an immaterial business combination which closed August 14, 2009. Consideration approximated $1,050,000 in cash and $200,000 in the form of a note. PCI provides engineering, consulting and project management services, specializing in projects related to the generation, transmission and distribution of energy. PCI's services complement the services historically provided by our Engineering and Construction segment. Results of operations are included in the Engineering and Construction segment beginning August 15, 2009.

The acquisition was structured as a taxable transaction that excluded all monetary assets and liabilities and all contingencies of the acquired business. The Company recognized customer relationships and non-compete covenants as intangible assets. The intangible assets were recognized at their fair values on the acquisition date of $353,000 and $177,000 respectively, and are being amortized over five years. The fair values were determined using an income approach methodology that is consistent with previous similar acquisitions.

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

Advanced Control Engineering, LLC
On September 29, 2008, we acquired all of the business of Advanced Control Engineering, LLC (“ACE”) for $4,484,000, including acquisition related costs. Advanced Control provides control systems and related technical services for a broad range of industries including the mid-stream oil and gas and refining industry. We acquired ACE to complement the services of our existing Automation Segment and to expand our technical intellectual talent base and geographical and industry coverage. ACE is included in our consolidated results of operations from October 1, 2008. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values of the respective assets and liabilities at the time of closing. Amounts allocated to non-compete covenants and customer relationships were recorded at their estimated fair values of approximately $471,000 and $1,568,000, respectively, resulting in approximately $1,017,000 of the purchase price being allocated to goodwill. The allocation is summarized below.

(in thousands)
Current assets	$1,948
Property and equipment	244
Other assets	2
Intangible assets	2,039
Goodwill	1,017
Current liabilities	(689)
Deferred tax liability	(77)
Total	$4,484

Amounts allocated to non-compete covenants and customer relationships are subject to amortization with an amortization period of five years and no estimated residual values. All of the intangible assets and goodwill are deductible for income tax purposes.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents summarized pro forma information for ENGlobal as if the ACE acquisition occurred on January 1, 2008.

2008
(in thousands except per share amounts)
Total Revenue	$500,391
Net Income	$18,177
EPS (Diluted)	$0.66

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

The pro forma information for 2008 is a result of combining the income statement of ENGlobal with the pre-acquisition results from January 1, 2008 of ACE adjusted for 1) recording pro forma interest expense on debt incurred to acquire ACE; 2) amortization expense for intangible assets recognized in applying the purchase method of accounting; and 3) the related income tax effects of these adjustments and recognition of income taxes not previously recognized by ACE because of its status as a limited liability company, based on applicable statutory tax rates.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The Company recognized goodwill of $323,000 associated with the acquisition of Control Dynamics International, LP during 2010, $702,000 associated with the acquisition of PCI Management and Consulting Company during 2009 and $1,017,000 associated with the acquisition of Advanced Control Engineering during 2008 as discussed in Note 3.

As disclosed in Note 18, during 2010, the Company realigned its reporting into three business segments. In addition, during the fourth quarter of 2010, the Company further consolidated its legal entities and internal reporting and renamed the reportable segments to Engineering and Construction, Automation and Field Solutions. As a result, $3.6 million of goodwill that was previously reported in the Construction segment (which no longer separately exists) was reallocated to Engineering and Construction ($2.3 million) and Field Solutions ($1.3 million). The information below reflects goodwill based on the new reporting segments.

Changes in the carrying amount of goodwill by segment for 2009 and 2010 are summarized in the following table.

	Engineering and Construction	Automation	Field Solutions	Total
	(in thousands)
Balance at December 31, 2008	$14,501	$1,716	$5,240	$21,457
Contingent consideration paid	85	47	—	132
Acquisition	702	—	—	702
Balance at December 31, 2009	$15,288	$1,763	$5,240	$22,291
Contingent consideration paid	—	—	—	—
Acquisition	—	323	—	323
Balance at December 31, 2010	$15,288	$2,086	$5,240	$22,614

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our annual goodwill impairment analysis for the years ended December 31, 2010 and 2009 indicated that the fair value of all of our reporting units exceeded their carrying value in excess of 45%; therefore, no goodwill impairment charges were required for any of our reporting units for the period. Our methodologies for performing our goodwill impairment analysis have not changed from the prior year.  However, the weighted average cost of capital utilized in the analysis decreased approximately 6 percentage points for the current year analysis. Deterioration in our expected operating results or increases in our cost of capital could have a negative effect on fair value and lead to an impairment in the future.

Intangible Assets
The Company recognized $2.7 million of intangible assets during 2010 in connection with the acquisition of Control Dynamics International, LP. The Company recognized $530,000 of intangible assets during 2009 in connection with the acquisition of PCI Management and Consulting Company. Our identifiable intangible assets are comprised primarily of non-compete covenants, customer relationships and developed technology acquired through acquisitions. All are being amortized. The following table summarizes the cost and accumulated amortization for each of our identifiable intangible asset groups as of December 31, 2010 and 2009. See Note 18 for the reportable segments to which intangible assets are assigned.

	Non-Compete Covenants	Customer Relationships	Developed Technology	Total
	(in thousands)
As of December 31, 2010
Intangible assets	$4,404	$6,347	$909	$11,660
Less: accumulated amortization	3,162	3,432	91	6,685
Intangible assets, net	$1,242	$2,915	$818	$4,975

As of December 31, 2009
Intangible assets	$4,531	$4,833	$—	$9,364
Less: accumulated amortization	2,854	2,272	—	5,126
Intangible assets, net	$1,677	$2,561	$—	$4,238

Intangible assets are amortized using the straight-line method based on their estimated useful lives. Expected amortization expense related to our amortizable intangible assets is as follows:

Years Ending December 31,	Non-Compete Covenants	Customer Relationships	Developed Technology	Total
	(dollars in thousands)
2011	$832	$1,187	$121	$2,140
2012	175	687	121	983
2013	152	609	121	882
2014	72	356	122	550
2015 and thereafter	11	76	333	420
	$1,242	$2,915	$818	$4,975
Weighted average amortization period remaining at December 31, 2010 (years)	2.5	2.9	6.7

Amortization expense was $1,786,000, $1,779,000 and $1,846,000 for the three years 2010, 2009 and 2008, respectively.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS PER SHARE

Earnings per share were computed as follows:

	Reconciliation of Earnings per Share Calculation
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(in thousands, except per share amounts)
Net Income (Loss)	$(11,752)	$(11,752)	$1,233	$1,233	$18,258	$18,258
Weighted average number of shares outstanding for basic	27,151	—	27,330	—	27,180	—
Weighted average number of shares outstanding for diluted	—	27,151	—	27,567	—	27,672
Net income (loss) per share available for common stock	$(0.43)	$(0.43)	$0.05	$0.04	$0.67	$0.66

Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
	(in thousands)
Common stock issued - beginning of year	27,407	27,295	27,052
Weighted average common stock issued (repurchased)	(256)	35	128
Shares used in computing basic earnings per share	27,151	27,330	27,180
Assumed conversion of dilutive stock options	—	237	492
Shares used in computing diluted earnings per share	27,151	27,567	27,672

The Company excluded potentially issuable shares of 693,000 and 788,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 - STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes.

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Non-Cash Transactions:
Issuance of note for insurance	$828	$—	$1,595
Issuance of notes in connection with acquisitions-
ACE	—	—	1,942
PCI	—	182	—
CDI	500	—	—
Cash paid:
Interest	$297	$958	$1,703
State and federal income taxes	673	5,474	11,256

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Computer equipment and software	$9,116	$10,600
Shop equipment	1,777	1,379
Furniture and fixtures	1,485	1,590
Building and leasehold improvements	2,793	3,364
Autos and trucks	736	433
	$15,907	$17,366
Accumulated depreciation and amortization	(11,599)	(11,763)
	$4,308	$5,603
Leasehold Improvements and Software Implementations in process	195	380
Property and equipment, net	$4,503	$5,983

Depreciation expense has been $2,541,000, $2,996,000 and $2,804,000 for the three years 2010, 2009 and 2008, respectively.

NOTE 8 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Amounts billed	$43,893	$38,381
Amounts unbilled	12,499	10,864
Retainage	1,802	338
Less: Allowance for uncollectible accounts	(2,130)	(1,868)
Trade receivables, net	$56,064	$47,715

Subject to our allowance for uncollectible accounts, all amounts listed are believed to be collectible within a year. The billed accounts receivable amount includes $714,000 in claims subject to uncertainty concerning their determination or ultimate realization due to bankruptcy issues. These claims are fully accounted for in our allowance for uncollectible accounts. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. In estimating the allowance for uncollectible accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for uncollectible accounts.

The components of long-term receivables as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Notes receivable - South Louisiana Ethanol (“SLE”)	$1,361	$12,329
Less: Allowance on long-term notes receivable	—	(3,709)
Other notes and claims receivable	—	6,001
	$1,361	$14,621

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 31, 2007, SLE executed a Collateral Mortgage, a Collateral Note and a Promissory Note in the amount of up to $15 million, securing payment of the amounts due. In connection with this Promissory Note, and as provided for under Louisiana law, SLE executed another promissory note (the “Hand Note”) on or about October 22, 2007. The Hand Note had a principal balance of approximately $12.3 million, constituting all amounts then due. As a result, during 2007, the Company recorded a valuation allowance and subsequent charge against bad debt expense in the amount of $3.2 million to reduce the book value of the note receivable. During 2008, the Company increased the valuation allowance and subsequent charge against bad debt expense in the amount of $0.5 million. During 2010, the Company increased the valuation allowance and subsequent charge against bad debt expense in the amount of $7.2 million and elected to write off the allowance of $10.9 million against the note receivable. As of December 31, 2010, the Company performed its impairment analysis for the asset group classified as long-term notes receivable, particularly Notes Receivable - South Louisiana Ethanol, of $1.4 million.

In August 2009, SLE filed for Chapter 11 protection in the U.S. Bankruptcy Court in New Orleans. Due to the ongoing litigation, we cannot yet determine the actual proceeds that would be generated for ENGlobal. However, at this time, management believes that, given the Company's lien position as documented in public records, the value of the collateral will cover the current balance sheet exposure. Any additional charge, or negative determination by the courts, could have a negative impact on future earnings estimated at 0.3 cents per share of un-recovered exposure as a result of a non-cash charge to operations. However, at this time the Company believes that the ultimate disposition of the SLE collateral will not materially adversely affect our liquidity or overall financial position. The Company continues to believe that, because of the potential liquidation value of the Collateral and the Company's favorable lien status, the Note Receivable should be substantially collectible.

The components of other current liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Reserve for known contingencies	$831	$676
Customer prepayments	309	—
Accrued interest	73	2
Other	81	56
Other current liabilities	$1,294	$734

Our reserve for known contingencies consists primarily of litigation accruals and related legal fees and earn-out amounts that may become due under the terms of acquisition agreements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Costs incurred on uncompleted contracts	$60,812	$32,984
Estimated earnings on uncompleted contracts	8,731	5,784
Earned revenues	69,543	38,768
Less: billings to date	65,647	35,812
Net costs and estimated earnings in excess of billings on uncompleted contracts	$3,896	$2,956

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,129	$6,557
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,233)	(3,601)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$3,896	$2,956

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $0.8 million in contingency as of December 31, 2010 compared to $1.8 million as of December 31, 2009. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.5 million as of December 31, 2010 compared to $0.5 million as of December 31, 2009.

NOTE 10 - LINE OF CREDIT AND DEBT

Effective December 29, 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provides a twenty-eight month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). The Wells Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converted our borrowings from a revolving credit facility to an asset based lending agreement. The amendment allows for borrowings limited to an aggregate of 70% of our current eligible Accounts Receivable agings and 50% of Unbilled Receivable agings to a cap of $5.0 million or 17.5% of our current eligible Accounts Receivable agings. Eligible Accounts Receivable agings include deduction for standard items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. The amendment also eliminated the Asset Coverage Ratio and increased the unused commitment fee to fifty basis points (0.50%) per annum. The outstanding balance on the Wells Fargo Credit Facility as of December 31, 2010 was $18.7 million borrowed at a fluctuating rate per the terms of the Wells Fargo Credit Facility. The remaining borrowings available under the Wells Fargo Credit Facility as of December 31, 2010 were $5.4 million after consideration of loan covenant restrictions.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the Company's option, amounts borrowed under the Wells Fargo Credit Facility will bear interest at a fluctuating rate per annum determined by Wells Fargo to be three and three quarters percent (3.75%) above the Daily One Month LIBOR Rate in effect from time to time. The Wells Fargo Credit Facility includes a commitment fee of 50 basis points for the unused portion of the $25 million credit facility.

The Wells Fargo Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00;

•	Fixed Charge Coverage Ratio not less than 1.75 to 1.00;

“Total Liabilities” is defined as the aggregate of current liabilities and non-current liabilities. “Tangible Net Worth” is defined as the aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. “Fixed Charge Coverage Ratio” is determined on a rolling four-quarter basis and is defined as EBITDA minus cash taxes, divided by interest expense, plus the current maturity of long term debt, where EBITDA is net income, plus interest expense, plus income taxes, plus depreciation and amortization, plus stock compensation expense.

The Company was not in compliance with all covenants under the Wells Fargo Credit Facility as of December 31, 2010; however, Wells Fargo waived its default rights with respect to the breach for the fourth quarter of 2010 only. Anticipating a covenant breach in the first quarter of 2011, the $18.7 million line of credit outstanding was classified as current long-term debt on the balance sheet as of December 31, 2010. For the quarterly period ended December 31, 2010 our Total Liabilities to Tangible Net Worth Ratio was 1.21 to 1.00; and our Fixed Charge Coverage Ratio was (0.54) to 1.00. During the twelve month period ended December 31, 2010 we expended or committed approximately 34%, or $1.2 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The $1.2 million balance of our capital expenditures for the twelve month period has been for normal operating requirements including office furniture, computers, software and vehicles.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investments, guarantees, restrictions on dividends and certain distributions and pledges of assets.

The Company is in the process of negotiating an increase in our Wells Fargo Credit Facility.

As of December 31, 2010, the Company had outstanding letters of credit totaling $866,000 primarily to cover self-insured deductibles under both our general liability and our workers' compensation insurance policies.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Wells Fargo Credit Facility	$18,698	$6,000
The following notes are subordinate to the credit facility and are unsecured:
Watco Management, Inc.	—	132
Frank H McIlwain, PC; James A Walters, PC; William M Bosarge, PC; Matthew R Burton, PC	—	651
ICP Transco, Inc.	96	187
Control Dynamics International, L.P.	500	—
Total long-term debt	19,294	6,970
Less: current maturities of long-term debt	(19,042)	(872)
Long-term debt, net of current portion	252	6,098
Borrowings under capital lease	51	243
Less: current maturities of capital lease	(51)	(192)
Total long-term debt and leases, net of current portion	$252	$6,149

The rate applicable to the Wells Fargo Credit Facility line of credit outstanding at December 31, 2010 and 2009 was 4.125% and 2.25%, respectively, and fluctuates with the prime rate. Interest and discount rates on the remainder of the Company's notes payable vary from 5.00% to 6.25%, with the weighted average being 5.63% at December 31, 2010. Interest and discount rates on the remainder of the Company's notes payable varied from 2.38% to 6.25% , with the weighted average being 3.28% at December 31, 2009.

Maturities of long-term debt as of December 31, 2010, are as follows:

Maturities
(in thousands)
Years Ending December 31,
2011	$19,093
2012	252
2013	—
Total long-term debt	$19,345

NOTE 11 -OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2010 are as follows:

Operating
(in thousands)
Years Ending December 31,
2011	$4,381
2012	3,508
2013	2,932
2014	2,501
2015 and after	7,192
Total minimum lease payments	$20,514

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $5,822,000, $5,939,000 and $4,311,000, respectively. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

NOTE 12 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. Until January 2009, the Company made matching contributions equal to 66.66% of employee contributions up to 6% of employee compensation for regular (as distinguished from project or contract) employees. All other employees except our pipeline inspectors were matched at 50% of employee contribution up to 6% of compensation, as defined by the plan. The Company, at the direction of the Board of Directors, may make other discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. On January 1, 2009 due to the current economic conditions, the Company elected to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors to 33.33% of employee contributions up to 6% of employee compensation. On April 4, 2009, the Company elected to eliminate its match on all employees. The Company made contributions of approximately $0, $982,000 and $3,049,000, respectively, for the years ended December 31, 2010, 2009 and 2008.

NOTE 13 - STOCK COMPENSATION PLANS

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

Stock Options

The Company recognizes stock compensation expense relating to share-based payments in net income using the fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to expense over the requisite service period, which is generally the vesting period.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the 2008 options granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

2008
Series	$9.44
Grant date	3/12/2008
Number of options granted	140,000

Strike Price	$9.44
Market price - date of grant	$9.44

Total compensation at grant date	766,784

Weighted average fair value at grant date	5.48
Assumptions
Expected life (months)	70.8
Risk-free rate of return	2.49%
Expected volatility	71.1141%
Expected dividend yield	—%
Expected forfeiture rate	9.39%

The Company did not grant any stock options in 2009 or 2010.
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

The following table summarizes total aggregate stock option activity for the period December 31, 2007 through December 31, 2010:

	Vested & Exercisable Balance	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2007	1,099,300	1,306,500	6.26
Granted		140,000	9.44
Exercised		(243,086)	5.52
Canceled or expired		(30,208)	5.24
Balance at December 31, 2008	1,050,606	1,173,206	6.82
Granted		—	—
Exercised		(55,000)	1.32
Canceled or expired		(27,102)	6.07
Balance at December 31, 2009	1,043,104	1,091,104	7.12
Granted		—	—
Exercised		(54,614)	1.03
Canceled or expired		(121,490)	10.10
Balance at December 31, 2010	891,000	915,000	7.14

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2010.

		Average	Options
Exercise	Options	Remaining	Fully-Vested	Unvested Options
Prices[1]	Outstanding at	Contractual	And Exercisable at	Balance at
(series)	December 31, 2010	Life	December 31, 2010	December 31, 2010

$1.00	5,000	0.9	5,000	—
$1.81	40,000	3.5	40,000	—
$1.87	20,000	2.3	20,000	—
$2.05	42,000	3.2	42,000	—
$2.32	40,000	2.4	40,000	—
$2.50	75,000	4.2	75,000	—
$3.75	150,000	4.5	150,000	—
$6.83	25,000	5.9	25,000	—
$9.15	150,000	5.4	150,000	—
$11.97	98,000	5.3	98,000	—
$10.93	150,000	6.5	150,000	—
$9.44	120,000	7.2	96,000	24,000
	915,000		891,000	24,000
1The exercise price indicates the market value at grant date and is the strike price at exercise. For each series, the exercise price is the weighted average exercise price of the series.

	At December 31,
	2010	2009	2008
	(dollars in thousands)
Total intrinsic value of options:
Outstanding	$145	$737	$1,060
Exercisable	145	737	1,060
Exercised during the year	76	107	1,416

Available for grant at December 31, 2010			237,520
Weighted-average remaining life of all options outstanding at December 31, 2010			4.8 years

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

Restricted stock awards granted to directors are intended to compensate and retain the director over the one-year service period commencing July 1 of the year of service. These awards will vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees will vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. During 2009 and 2010, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value
June 18, 2009	Director	3	46,875	$5.12	$240,000
January 27, 2010	Employee	2	37,500	$3.09	$115,875
June 17, 2010	Employee	1	40,323	$2.48	$100,000
June 17, 2010	Director	3	96,774	$2.48	$240,000
September 10, 2010	Employee	2	21,008	$2.38	$50,000

The following is a summary of the Company's restricted stock awards for the years ended December 31, 2009 and 2010:

	Number of restricted shares	Weighted- average fair value
Unvested restricted shares at December 31, 2008	—	$—
Granted in 2009	46,875	$5.12
Vested in 2009	(23,436)	$3.63
Forfeited in 2009	—	$—
Unvested restricted shares at December 31, 2009	23,439	$5.12
Granted in 2010	195,605	$2.59
Vested in 2010	(96,537)	$3.10
Forfeited in 2010	—	$—
Unvested restricted shares at December 31, 2010	122,507	$2.60

The total fair value of the restricted stock that vested in the years ended December 31, 2009 and 2010 was $85,000 and $299,000, respectively. The weighted-average remaining life of restricted stock awards outstanding at December 31, 2010 was 2.1 years.

Compensation Expense

The Company recognized non-cash compensation expense related to its stock compensation plans of $0.4 million, $0.7 million and $1.2 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, unrecognized compensation expense was approximately $451,000. The weighted average period over which total compensation related to stock options and restricted stock awards is expected to be recognized is 21 months.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -REDEEMABLE PREFERRED STOCK AUTHORIZED

The Company is authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Board of Directors has the authority to approve the issuance of all or any of these shares of Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility, such as businesses becoming available for acquisition.

NOTE 15 - STOCK REPURCHASE PROGRAM

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of $2.41 per share during the twelve months ended December 31, 2010. At December 31, 2010, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase and in accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

NOTE 16 - FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Current
Federal	$(6,730)	$(91)	$10,853
Foreign	(42)	70	30
State	687	838	2,158
	(6,085)	817	13,041
Deferred
Federal	359	524	(1,125)
Foreign	(3)	(3)	16
State	(536)	56	(167)
	(180)	577	(1,276)
Total tax provision	$(6,265)	$1,394	$11,765

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax asset (liability) consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Deferred tax asset
Allowance for doubtful accounts	$889	$2,063
Net operating loss carry-forward	820	573
Accruals not yet deductible for tax purposes	2,396	2,074
Stock options	1,020	1,063
Deferred tax assets	5,125	5,773
Less: Valuation allowance	(564)	(567)
Deferred tax assets	4,561	5,206
Deferred tax liabilities
Depreciation	(4)	(369)
Prepaid expenses	(543)	(670)
Goodwill	29	(310)
Deferred tax liability	(518)	(1,349)
Deferred tax asset, net	$4,043	$3,857

The following is a reconciliation of expected to actual income tax expense from continuing operations:

	2010	2009	2008
	(in thousands)
Federal income tax expense at 35% for 2010, 35% for 2009 and 35% for 2008, respectively	$(6,306)	$891	$10,507
State and foreign taxes, net of federal income tax effect	148	585	1,296
Nondeductible expenses	98	122	105
Stock compensation expense	46	116	133
Foreign investment	(18)	21	—
Valuation allowance	(3)	14	37
Prior year provision to return	—	(302)	—
Domestic production activity deduction	(8)	—	(366)
Other, net	(222)	(53)	53
Total tax provision	$(6,265)	$1,394	$11,765

The Company had a federal net operating loss carry-forward at December 31, 2010 of approximately $18,891,000. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carry-forward. The prior year net operating loss of approximately $18,000 will be available through 2021. The current year net operating loss of approximately $18,873,000 will be available for carry back to 2008 and 2009 and for carry forward through 2030.

The Company also has a foreign net operating loss carry-forward at December 31, 2010 of approximately $1,412,000. This loss is available for utilization from 2008 through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada. The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $565,000 against the net operating loss.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues.” This standard provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. This interpretation also revises the disclosure requirements and was adopted by the Company effective as of January 1, 2007. There are currently no material tax positions identified as uncertain for the Company or its subsidiaries.

We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of December 31, 2010, we have not recognized interest or penalties relating to any uncertain tax positions.

The Company is currently not the subject of any examination by the Internal Revenue Service, and the open years subject to audit are currently tax years 2007-2009. In most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

NOTE 17 - SALE OF ASSET

During May 2008, the Company received cash proceeds of $382,000 upon completion of the sale of property owned through PEI Investments. The Company recognized a gain of $84,000 on the transaction.

NOTE 18 - SEGMENT INFORMATION

During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. The CEO, as the Chief Operating Decision Maker, has assessed the Company's business organization and management structure resulting in management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments. As a result, we elected to realign our reporting into three segments: Engineering, Automation and Land. Our services that were offered under the previous Construction segment were merged into our current reporting segments. During the fourth quarter of 2010, we renamed our operating segments to Engineering and Construction, Automation and Field Solutions. Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments in which the Company previously operated and reported.

The Engineering and Construction segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering segment includes the technical services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities. The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors. The Field Solutions segment provides land management, right-of-way, inspection, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment information for 2010, 2009 and 2008 is as follows:

	Engineering and Construction	Automation	Field Solutions	Corporate	Total
	(in thousands)
2010
Net sales from external customers	$161,101	$64,033	$95,481	$—	$320,615
Inter-segment sales	48	1,363	—	—	1,411
Operating profit (loss)	(5,672)	(1,163)	3,673	(14,094)	(17,256)
Depreciation and amortization	1,497	1,593	695	542	4,327
Tangible assets	37,647	18,819	13,863	12,406	82,735
Goodwill	15,288	2,086	5,240	—	22,614
Other intangible assets	398	3,978	599	—	4,975
Capital expenditures	196	610	38	330	1,174

2009
Net sales from external customers	$153,675	$72,322	$117,465	$—	$343,462
Inter-segment sales	1,132	96	865	—	2,093
Operating profit (loss)	4,597	4,568	7,475	(13,614)	3,026
Depreciation and amortization	1,910	1,208	840	817	4,775
Tangible assets	37,849	19,273	18,270	8,714	84,106
Goodwill	15,288	1,763	5,240	—	22,291
Other intangible assets	552	2,488	1,198	—	4,238
Capital expenditures	1,109	1,797	94	217	3,217

2008
Net sales from external customers	$265,331	$59,730	$168,271	$—	$493,332
Inter-segment sales	937	642	2,784	—	4,363
Operating profit (loss)	33,458	3,744	9,901	(15,504)	31,599
Depreciation and amortization	1,823	848	960	1,019	4,650
Tangible assets	61,571	31,834	25,707	7,136	126,248
Goodwill	14,501	1,716	5,240	—	21,457
Other intangible assets	121	3,003	1,876	—	5,000
Capital expenditures	844	103	58	915	1,920

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Engineering and Construction segment contributed 50.2% of our total revenue for 2010, as its revenue increased $7.4 million, or 4.8%, from $153.7 million in 2009 to $161.1 million in 2010. The revenue in 2009 for this segment decreased 42.1%, or $111.6 million, from $265.3 million in 2008.

	2010		2009		2008
	(dollars in thousands)
Total Engineering and Construction revenue:
Detail-design	$70,123	43.5%	$92,181	60.0%	$168,620	63.6%
Field services	59,972	37.2%	57,246	37.2%	63,736	24.0%
Procurement services	17,200	10.7%	399	0.3%	30,038	11.3%
Fixed-price	13,806	8.6%	3,849	2.5%	2,937	1.1%
Total Engineering and Construction revenue:	$161,101	100.0%	$153,675	100.0%	$265,331	100.0%

The Automation segment contributed 20.0% of our total revenue for 2010, as its revenue decreased $8.3 million, or 11.5%, from $72.3 million in 2009 to $64.0 million in 2010. The revenue in 2009 for this segment increased 21.1%, or $12.6 million, from $59.7 million in 2008.

	2010		2009		2008
	(dollars in thousands)
Total Automation revenue:
Fabrication	$40,293	62.9%	$35,792	49.5%	$28,266	47.3%
Non-fabrication	23,740	37.1%	36,530	50.5%	31,464	52.7%
Total Automation revenue:	$64,033	100.0%	$72,322	100.0%	$59,730	100.0%

The Field Solutions segment contributed 29.8% of our total revenue for 2010, as its revenue decreased $22.0 million, or 18.7%, from $117.5 million in 2009 to $95.5 million in 2010. The revenue in 2009 for this segment decreased 30.2%, or $50.8 million, from $168.3 million in 2008.

	2010		2009		2008
	(dollars in thousands)
Total Field Solutions revenue:
Inspection services	$72,268	75.7%	$85,507	72.8%	$125,731	74.7%
Land services	23,213	24.3%	31,958	27.2%	42,540	25.3%
Total Field Solutions revenue:	$95,481	100.0%	$117,465	100.0%	$168,271	100.0%

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Employment Agreements
The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire on or before May 2013, with the severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1) termination for cause, 2) voluntary resignation or 3) the employee's death, the Company is obligated to provide a severance benefit equal to between six and twelve months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of a non-competition agreement. Some of these agreements are renewable for an additional one-year term at the Company's option. No liability is recorded for the Company's obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

Litigation
From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. On October 26, 2010, the Bankruptcy Court issued an order setting forth the manner in which proceeds of a sale of the SLE property will be allocated among the debtors in the Bankruptcy proceeding. Under the terms of this Order, ENGlobal will not receive as much of the proceeds from a sale as it believes it is entitled to receive. ENGlobal is considering an appeal of the Order. However, given the time this matter has been pending, together with other factors, such as the time it would take to prosecute an appeal, ENGlobal elected to write down the note receivable to $1.4 million in 2010.

On April 23, 2010, ENGlobal filed an action in the United States District Court for the Southern District of Texas, Case Number 4:10-cv-10352 entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. Kennett F. Stewart, John Paul, and William A. Hurst. The lawsuit seeks to enforce collection of $18.75 million owed to ENGlobal and its affiliates for services performed on the South Louisiana ethanol plant, alleges fraud by the owners of SLE and seeks to recover damages from them in their individual capacities.

In November 2009, the Company filed a petition entitled ENGlobal Engineering, Inc. vs. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the 162nd District Court of Dallas County, Case Number 09-15915-I. The lawsuit seeks to enforce the collection of the $3.0 million owed to ENGlobal for services performed for a refinery rebuild project that is remaining as amounts due on a letter payment agreement between ENGlobal and Alon USA, LP (“Alon”) and to foreclose on its lien. Alon counterclaimed, seeking damages of $17.4 million. A formal settlement agreement was signed on March 3, 2011. The Company had previously established an allowance to cover the insurance deductible and a write off was posted in the fourth quarter of 2010 in response to the settlement agreement. The remaining $2.6 million has been re-classed to a current receivable as of December 31, 2010. Upon the signing of the settlement agreement, the petition was dismissed.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Insurance
The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.2 million as of December 31, 2010 and $0.9 million as of December 31, 2009.

NOTE 20 - SUBSEQUENT EVENTS

A formal settlement agreement was signed on March 3, 2011 in connection with a petition filed by the Company in November 2009 entitled ENGlobal Engineering, Inc. vs. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the 162nd District Court of Dallas County, Case Number 09-15915-I. Upon the signing of the settlement agreement, the petition was dismissed.

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. The CEO, as the Chief Operating Decision Maker, has assessed the Company's business organization and management structure resulting in management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments. As a result, we elected to realign our reporting into three segments: Engineering, Automation and Land. Our services that were offered under the previous Construction segment were merged into our current reporting segments. During the fourth quarter of 2010, we renamed our operating segments to Engineering and Construction, Automation and Field Solutions. Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments the Company previously operated and reported in.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarters Ended - 2010
	March		June		September		December
	(dollars in thousands, except per share amounts)
Revenue per segment
Engineering and Construction	$33,176	48.8%	$35,918	48.8%	$44,728	52.2%	$47,279	50.8%
Automation	15,217	22.4%	15,790	21.4%	15,000	17.5%	18,026	19.3%
Field Solutions	19,591	28.8%	21,997	29.8%	26,024	30.3%	27,869	29.9%
Total	$67,984	100.0%	$73,705	100.0%	$85,752	100.0%	$93,174	100.0%

Gross profit per segment
Engineering and Construction	$1,993	2.9%	$1,605	2.2%	$4,672	5.4%	$3,983	4.3%
Automation	1,382	2.1%	744	1.0%	(149)	(0.2)%	1,336	1.4%
Field Solutions	1,497	2.2%	1,682	2.3%	1,941	2.3%	2,033	2.2%
Total	$4,872	7.2%	$4,031	5.5%	$6,464	7.5%	$7,352	7.9%

Net loss	$(1,538)		$(4,517)		$(5,201)		$(496)

Earnings per share - basic	$(0.06)		$(0.16)		$(0.19)		$(0.02)
Earnings per share - diluted	$(0.06)		$(0.16)		$(0.19)		$(0.02)

	For the Quarters Ended - 2009
	March		June		September		December
	(dollars in thousands, except per share amounts)
Revenue per segment
Engineering and Construction	$45,609	48.8%	$37,741	47.2%	$35,659	40.9%	$34,666	41.9%
Automation	20,591	22.0%	15,577	19.5%	19,540	22.4%	16,614	20.0%
Field Solutions	27,289	29.2%	26,561	33.3%	32,072	36.7%	31,543	38.1%
Total	$93,489	100.0%	$79,879	100.0%	$87,271	100.0%	$82,823	100.0%

Gross profit per segment
Engineering and Construction	$4,713	5.0%	$3,248	4.1%	$1,684	2.0%	$1,758	2.1%
Automation	2,857	3.1%	1,218	1.5%	2,747	3.1%	1,881	2.3%
Field Solutions	2,914	3.1%	2,581	3.2%	2,737	3.1%	2,715	3.3%
Total	$10,484	11.2%	$7,047	8.8%	$7,168	8.2%	$6,354	7.7%

Net income (loss)	$2,013		$50		$(69)		$(761)

Earnings per share - basic	$0.07		$0.00		$(0.00)		$(0.03)
Earnings per share - diluted	$0.07		$0.00		$(0.00)		$(0.03)

Schedule II

ENGlobal Corporation

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance - Beginning of Period	Additions	Deductions - Write offs	Balance - End of Period
	(dollars in thousands)
Allowance for doubtful accounts
For year ended December 31, 2010	$1,868	3,908	(3,646)	$2,130
For year ended December 31, 2009	$2,288	728	(1,148)	$1,868
For year ended December 31, 2008	$1,405	1,620	(737)	$2,288

Allowance on current notes receivable for the year ended December 31, 2010	$—	—	—	$—
Allowance on long-term notes receivable for the year ended December 31, 2010	$3,709	7,259	(10,968)	$—

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the twelve months ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 31, 2010. We have concluded that our internal control over financial reporting at December 31, 2010, was effective.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2010 Proxy Statement is incorporated herein by this reference.

We have adopted a written code of conduct that applies to our directors, officers and employees. In addition, we have a code of ethics specific for our chief executive officer, chief financial officer and senior accounting officers or persons performing similar functions. Both codes can be found on our web site, which is located at www.englobal.com, and are also exhibits to this report. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2010 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2010 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2010 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2010 Proxy Statement is incorporated herein by this reference.

PART IV

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

(a)(3)    Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008	10-Q	3.2	5/7/2008	001-14217

4.1	Registrant's specimen common stock certificate	S-3	4.1	10/31/2005	333-129336

4.2	Registration Rights Agreement by and among Registrant and Certain Investors named therein dated September 29, 2005	S-3	4.2	10/31/2005	333-129336

4.3	Securities Purchase Agreement by and between Tontine Capital Partners, L.P. and Registrant dated September 29, 2005	S-3	4.5	10/31/2005	333-129336

4.4	Form of Subscription Agreement by and among Registrant, Michael L. Burrow, Alliance 2000, Ltd. and certain subscribers	S-3	4.6	10/31/2005	333-129336

10.1	Option Pool Agreement by and between Industrial Data Systems Corporation and Alliance 2000, Ltd. dated December 21, 2001	10-KSB	10.48	4/1/2002	001-14217

10.2	Amended and Restated Alliance Stock Option Pool Agreement effective December 20, 2006	10-K	10.2	3/28/2008	001-14217

10.3	Second Amended and Restated Alliance Stock Option Agreement dated December 20, 2006	8-K	10.2	5/23/2007	001-14217

10.4	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

10.5	First Amendment and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010	10-Q	10.1	5/5/2010	001-14217

10.6	Purchase Agreement by and between ENGlobal and Advanced Control Engineering, LLC dated September 25, 2008	10-Q	10.1	11/7/2008	001-14217

10.7	Promissory Note Payable between Registrant and Frank H McIlwain dated September 30, 2008	10-Q	10.2	11/7/2008	001-14217

10.8	Promissory Note Payable between Registrant and James A Walters dated September 30, 2008	10-Q	10.3	11/7/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9	Promissory Note Payable between Registrant and William M Bosarge dated September 30, 2008	10-Q	10.4	11/7/2008	001-14217

10.10	Promissory Note Payable between Registrant and Matthew R Burton dated September 30, 2008	10-Q	10.5	11/7/2008	001-14217

10.11	Asset Purchase Agreement between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P. dated April 6, 2010	10-Q	10.1	8/5/2010	001-14217

10.12	Promissory Note between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P.	10-Q	10.2	8/5/2010	001-14217

10.13	Second Amended and Restated Lease Agreement between Petrocon Engineering, Inc. and Corporate Property Associates dated February 28, 2002 (Exec I)	10-Q	10.63	8/12/2002	001-14217

10.14	Guaranty and Suretyship Agreement between Industrial Data Systems Corporation and Corporate Property Associates dated April 26, 2002 (Exec I)	10-Q	10.64	8/12/2002	001-14217

10.15	Amended and Restated 1998 Incentive Plan of Registrant dated June 8, 2006	10-K	10.6	3/28/2008	001-14217

10.16	First Amendment to the Amended and Restated 1998 Incentive Plan of Registrant dated June 14, 2007	10-K	10.7	3/28/2008	001-14217

10.17	Form of Incentive Stock Option Award Agreement of 1998 Incentive Plan of Registrant	10-K	10.8	3/28/2008	001-14217

10.18	Form of Non-qualified Stock Option Agreement Granted Outside of 1998 Incentive Plan of Registrant	S-8	10.80	8/24/2005	333-127803

10.19	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

10.20	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.21	Stock Repurchse Program of Registrant effective June 7, 2010	8-K	99.1	6/7/2010	001-14217

10.22	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.23	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.24	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.25	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.26	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.27	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.28	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.29	Build-to-Suit Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc., executed March 6, 2008	10-Q	10.1	5/7/2008	001-14217

10.30	First Amendment to the Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc. executed January 15, 2009	10-K	10.26	3/8/2010	001-14217

10.31	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	5/5/2010	001-14217

10.32	Credit agreement by and between Wells Fargo Bank and Registrant and its subsidiaries dated December 29, 2009	8-K	10.1	1/11/2010	001-14217

10.33	Hand Note between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc dated October 22, 2007	10-Q	10.2	11/9/2007	001-14217

10.34	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 26, 2007	10-Q	10.3	11/9/2007	001-14217

10.35	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 31, 2007	10-Q	10.4	6/14/2007	001-14217

10.36	Amended and Restated ENGlobal 401(k) Plan effective October 1, 2005	10-K/A	10.22	3/29/2007	001-14217

10.37	First Amendment of the ENGlobal 401(k) Plan effective December 21, 2001	10-K/A	10.21	3/29/2007	001-14217

10.38	Second Amendment to the ENGlobal 401(k) Plan effective April 1, 2006	10-K/A	10.23	3/29/2007	001-14217

10.39	Third Amendment to the ENGlobal 401(k) Plan effective July 1, 2006	10-K/A	10.24	3/29/2007	001-14217

10.40	Fourth Amendment to the ENGlobal 401(k) Plan effective July 1, 2008	10-K	10.33	3/16/2009	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.41	Fifth Amendment to the ENGlobal 401(k) Plan effective January 1, 2009	10-Q	10.1	5/11/2009	001-14217

10.42	Regulations Amendment to the ENGlobal 401(k) Plan effective January 1, 2006	10-K	10.21	3/16/2007	001-14217

*10.43	First Amendment to the ENGlobal 401(k) Plan effective January 1, 2010

*10.44	Second Amendment to the ENGlobal 401(k) Plan effective August 2. 2010

10.45	Key Managers Incentive Plan of Registrant effective January 1, 2007	8-K	10.43	4/10/2007	001-14217

10.46	Key Executive Employment Agreement between Registrant and William A. Coskey effective January 1, 2006	10-K/A	10.39	3/29/2007	001-14217

10.47	Key executive Employment Agreement between Registrant and Robert W. Raiford effective August 9, 2008	10-K	10.37	3/16/2009	001-14217

10.48	Key Executive Employment Agreement between Registrant and Michael M. Patton effective October 13, 2009	10-K	10.41	3/8/2010	001-14217

10.49	Key executive Employment Agreement between Registrant and R. David Kelley effective August 9, 2008	10-K	10.39	3/16/2009	001-14217

10.50	Key executive Employment Agreement between Registrant and Edward L. Pagano effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

10.51	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

10.52	Security Agreement by and between Wells Fargo Bank and ENGlobal Corporation and its subsidiaries dated December 29, 2009	8-K	10.2	1/11/2010	001-14217

10.53	Security Interest Agreement and Acknowledgment by and between Wells Fargo Bank and ENGlobal Corporation and its subsidiaries dated December 29, 2009	8-K	10.3	1/11/2010	001-14217

10.54	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated August 3, 2010	10-Q	10.3	8/5/2010	001-14217

10.55	First Amendment to Credit Agreement and Waiver of Default by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries entered into as of September 30, 2010	10-Q	10.1	11/5/2010	001-14217

10.56	Revolving Line of Credit Note by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated September 30, 2010	10-Q	10.2	11/5/2010	001-14217

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
*10.57	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated February 28, 2011

10.58	Letter of Termination by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated December 30, 2009	8-K	10.4	1/11/2010	001-14217

11.1	Statement Regarding Computation of Per Share Earnings is included as Note 2 to the Notes to Consolidated Financial Statements	10-K	11.1	3/28/2008	001-14217

*14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010

*14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010

*21.1	Subsidiaries of the Registrant

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 10, 2011
By: //s// Edward L. Pagano
Edward L. Pagano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: //s// Edward L. Pagano
Edward L. Pagano
Chief Executive Officer

By: //s// Robert W. Raiford
Robert W. Raiford
Chief Financial Officer, Treasurer

By: //s// Meredith N. Barnes
Meredith N. Barnes, CMA
Controller

By: //s// William A. Coskey
William A. Coskey, P.E.
Chairman of the Board, Director

By: //s// David W. Gent
David W. Gent, P.E., Director

By: //s// Randall B. Hale
Randall B. Hale, Director

By: //s// David C. Roussel
David C. Roussel, Director