Form 10-Q
period 2011-03-31
ENGLOBAL CORP
filed 2011-05-10
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large Accelerated Filer			Accelerated Filer
Non-Accelerated Filer	X	(Do not check if a smaller reporting company)	Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 6, 2011.

$0.001 Par Value Common Stock	26,657,529 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except loss per share)

	For the Three Months Ended March 31,
	2011	2010
Operating revenues	$77,250	$67,984
Operating costs	71,529	63,112
Gross profit	5,721	4,872

Selling, general and administrative expenses	8,320	7,383
Operating loss	(2,599)	(2,511)

Other expense:
Other expense, net	(43)	(11)
Interest expense, net	(217)	(76)
Loss before income taxes	(2,859)	(2,598)

Benefit for federal and state income taxes	(886)	(1,060)

Net loss	$(1,973)	$(1,538)

Loss per common share:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)
Weighted average shares used in computing loss per share:
Basic	26,673	27,434
Diluted	26,673	27,434

See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except share amounts)

ASSETS
	March 31, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$39	$49
Trade receivables, net of allowances of $1,271 and $2,130	53,838	56,064
Prepaid expenses and other current assets	1,342	1,801
Notes receivable	808	2,579
Costs and estimated earnings in excess of billings on uncompleted contracts	5,858	5,129
Federal and state income taxes receivable	6,454	6,841
Deferred tax asset	3,515	2,619
Total Current Assets	$71,854	$75,082
Property and equipment, net	4,140	4,503
Goodwill	22,614	22,614
Other intangible assets, net	4,452	4,975
Long-term trade and notes receivable, net of current portion and allowances	1,361	1,361
Deferred tax asset, non-current	1,575	1,424
Other assets	354	365
Total Assets	$106,350	$110,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$8,897	$9,430
Accrued compensation and benefits	15,243	11,221
Notes payable	1,642	2,070
Current portion of long-term debt and leases	12,631	19,093
Deferred rent	641	629
Billings in excess of costs and estimated earnings on uncompleted contracts	1,632	1,233
Other current liabilities	2,182	1,294
Total Current Liabilities	$42,868	$44,970
Long-Term Debt and Leases, net of current portion	253	252
Total Liabilities	$43,121	$45,222
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,657,529 and 26,676,279 shares outstanding and 27,638,628 and 27,657,378 shares issued at March 31, 2011 and December 31, 2010, respectively	$28	$28
Additional paid-in capital	37,708	37,608
Retained earnings	27,925	29,920
Treasury stock at cost - 981,099 shares at March 31, 2011 and December 31, 2010	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(92)
Total Stockholders' Equity	$63,229	$65,102
Total Liabilities and Stockholders' Equity	$106,350	$110,324
See accompanying notes to interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,973)	$(1,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	949	1,050
Share-based compensation expense	100	100
Deferred income tax benefit	(1,047)	—
Gain on disposal of property, plant and equipment	(11)	(7)
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	3,997	5,447
Costs and estimated earnings in excess of billings on uncompleted contracts	(729)	2,101
Prepaid expenses and other assets	516	354
Accounts payable	(696)	219
Accrued compensation and benefits	3,990	(298)
Billings in excess of costs and estimated earnings on uncompleted contracts	399	(743)
Other liabilities	900	800
Income taxes receivable	387	(1,022)
Net cash provided by operating activities	$6,782	$6,463
Cash Flows from Investing Activities:
Property and equipment acquired	(109)	(259)
Proceeds from note receivable	—	15
Proceeds from sale of other assets	42	8
Net cash used in investing activities	$(67)	$(236)
Cash Flows from Financing Activities:
Borrowings on line of credit	35,541	15,520
Payments on line of credit	(41,951)	(21,520)
Borrowings (repayments) under capital lease	(51)	(47)
Other long-term debt borrowings (repayments)	(264)	7
Net cash used in financing activities	$(6,725)	$(6,040)
Effect of Exchange Rate Changes on Cash	—	7
Net change in cash	(10)	194
Cash and cash equivalents, at beginning of period	49	143
Cash and cash equivalents, at end of period	$39	$337

See accompanying notes to interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all of its subsidiaries and significant inter-company accounts and transactions have been eliminated in the consolidation.

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) included herein are unaudited for the three months ended March 31, 2011 and 2010, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2010, have been derived from the audited financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented not misleading.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

A summary of critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2010 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K.

In December 2010, the FASB issued guidelines that amended the goodwill impairment test for reporting units with zero or negative carrying amounts. The objective of this new guidance is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that the first step of the goodwill impairment test was passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The new guidance is effective for fiscal years and interim periods, within those years, beginning after December 15, 2010. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

NOTE 3 – STOCK COMPENSATION PLANS

The Company's 1998 Incentive Plan (“Option Plan”) that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors under the Option Plan vested quarterly over a one-year period. As of May 6, 2011, 911,000 shares of common stock remained subject to outstanding awards previously granted under the Option Plan.

In June 2009, the Company's stockholders approved a new 2009 Equity Incentive Plan (“Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees will generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors will vest quarterly over a one-year period coinciding with their service term. As of May 6, 2011, 223,730 shares of restricted stock have been granted under the Equity Plan, of which 79,562 remain subject to outstanding awards.

Notes to Condensed Consolidated Financial Statements

Total share-based compensation expense in the amount of $100,000 was recognized during both the three months ended March 31, 2011 and 2010. Share-based compensation expense is reported in selling, general and administrative expense.

Stock Options

Compensation expense related to outstanding non-vested stock option awards under the Option Plan of $81,000 had not been recognized at March 31, 2011. This compensation expense is expected to be recognized over a weighted-average period of approximately 9 months.

The following table summarizes stock option activity through the first quarter of 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)*
Balance at December 31, 2010	915,000	$7.14	5.2	$145
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	(4,000)	9.44	—	—

Balance at March 31, 2011	911,000	$7.13	4.9	$664

Exercisable at March 31, 2011	891,000	$7.08	4.8	$664

*Based on average stock price through the first quarter of 2011 of $4.59 per share. The average stock price for the same period in 2010 was $3.04 per share. The total fair value of vested options outstanding as of March 31, 2011 and 2010 was $0.7 million and $0.3 million, respectively.

No options were exercised during the three months ended March 31, 2011 or the three months ended March 31, 2010.

Restricted Stock Awards

Restricted stock awards granted to directors are intended to compensate and retain the director over the one-year service period commencing July 1 of the year of service. These awards vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. During 2010, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value	Grants Forfeited
January 27, 2010	Employee	2	37,500	$3.09	$115,875	18,750
June 17, 2010	Employee	1	40,323	$2.48	$100,000	—
June 17, 2010	Director	3	96,774	$2.48	$240,000	—
September 10, 2010	Employee	2	21,008	$2.38	$50,000	—

The amount of compensation expense related to all restricted stock awards that had not been recognized at March 31, 2011, totaled $190,000. This compensation expense is expected to be recognized over a weighted-average period of approximately 24 months.

Notes to Condensed Consolidated Financial Statements

NOTE 4 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars in thousands)

Costs incurred on uncompleted contracts	$49,071	$60,812
Estimated earnings on uncompleted contracts	6,312	8,731
Earned revenues	55,383	69,543
Less: billings to date	51,157	65,647
Net costs and estimated earnings in excess of billings on uncompleted contracts	$4,226	$3,896

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,858	$5,129
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,632)	(1,233)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$4,226	$3,896

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $0.8 million in contingency as of March 31, 2011 compared to $0.8 million as of December 31, 2010. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.3 million as of March 31, 2011 compared to $0.5 million as of December 31, 2010.

We expect a majority of the contingency amount and the deferred revenue to be realized by year end.

Notes to Condensed Consolidated Financial Statements

NOTE 5 – LINE OF CREDIT AND DEBT

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Schedule of Long-Term Debt and Leases:
Wells Fargo Credit Facility	$12,288	$18,698
The following notes are subordinate to the credit facility and are unsecured:
ICP Transco, Inc.	96	96
Control Dynamics International, L.P.	500	500
Total long-term debt	12,884	19,294
Less: current maturities of long-term debt	(12,631)	(19,042)
Long-term debt, net of current portion	253	252
Borrowings under capital lease	—	51
Less: current maturities of capital lease	—	(51)
Total long-term debt and leases, net of current portion	$253	$252

The Company's Fixed Charge Coverage Ratio for the quarterly period ended March 31, 2011 was not in compliance with the Wells Fargo Credit Facility covenant; however, Wells Fargo waived its default rights with respect to the breach for the first quarter of 2011 only. Anticipating a covenant breach in the second quarter, the $12.3 million line of credit outstanding was classified as current portion of long-term debt on the balance sheet as of March 31, 2011.

The rate applicable to the Wells Fargo Credit Facility line of credit outstanding at March 31, 2011 and December 31, 2010 was 4.0% and 4.125%, respectively, and fluctuates with the prime rate. Interest and discount rates on the remainder of the Company's notes payable vary from 5.0% to 6.25%, with the weighted average being 5.625% at March 31, 2011 and December 31, 2010.

NOTE 6 – SEGMENT INFORMATION

During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. The CEO, as the Chief Operating Decision Maker, assessed the Company's business organization and management structure resulting in management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments. As a result, we elected to realign our reporting into three segments: Engineering, Automation and Land. Our services that were offered under the previous Construction segment were merged into our current reporting segments. During the fourth quarter of 2010, we renamed our operating segments to Engineering and Construction, Automation and Field Solutions. Our segments are strategic business units that offer different services and products and therefore require different business development and management strategies.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments in which the Company previously operated and reported.

The Engineering and Construction segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment also provides installation, operation and maintenance of various government, public sector and international facilities.

Notes to Condensed Consolidated Financial Statements

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. In addition, the Automation segment provides electrical project management to complex commercial and industrial projects, including new construction, instrumentation, structured cabling and critical infrastructure, such as emergency generator and backup power installation and service.

The Field Solutions segment provides inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States. The Field Solutions segment provides services to a cross-section of clients in the energy markets. As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, we anticipate that the Field Solutions segment will have additional project opportunities.

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

For the three months ended March 31, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$37,846	$17,903	$21,692	$—	$77,441
Inter-segment eliminations	(1)	(190)	—	—	(191)
Revenue	37,845	17,713	21,692	—	77,250
Gross profit	3,182	880	1,659	—	5,721
SG&A	2,246	938	2,081	3,055	8,320
Operating income (loss)	936	(58)	(422)	(3,055)	(2,599)
Other expense					(43)
Interest expense					(217)
Tax benefit					886
Net loss					$(1,973)

For the three months ended March 31, 2010
(dollars in thousands)

Revenue before eliminations	$33,198	$15,217	$19,591	$—	$68,006
Inter-segment eliminations	(22)	—	—	—	(22)
Revenue	33,176	15,217	19,591	—	67,984
Gross profit	1,993	1,382	1,497	—	4,872
SG&A	2,589	957	735	3,102	7,383
Operating income (loss)	(596)	425	762	(3,102)	(2,511)
Other expense					(11)
Interest expense					(76)
Tax benefit					1,060
Net loss					$(1,538)

Notes to Condensed Consolidated Financial Statements

Total Assets by Segment	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
Engineering and Construction	$48,971	$53,333
Automation	25,606	24,883
Field Solutions	18,482	19,702
All Other	13,291	12,406
Consolidated	$106,350	$110,324

NOTE 7 – FEDERAL AND STATE INCOME TAXES

The components of income tax benefit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Current	$161	$180
Deferred	(1,047)	(1,240)
Total tax benefit	$(886)	$(1,060)
Effective tax rate	31.0%	40.8%

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

	Three Months Ended March 31,
	2011	2010
	(shares in thousands)
Weighted average shares outstanding used to compute basic EPS	26,673	27,434
Effect of share-based compensation plans	—	—
Shares used to compute diluted EPS	26,673	27,434

The Company excluded potentially issuable shares of 539,000 and 788,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three month period ended March 31, 2011 and 2010, respectively.

NOTE 9 – STOCK REPURCHASE PROGRAM

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of $2.41 per share during the twelve months ended December 31, 2010. At March 31, 2011, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase and in accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

Notes to Condensed Consolidated Financial Statements

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

Long-term Trade and Note Receivable

In the first quarter of 2007, ENGlobal and South Louisiana Ethanol, LLC (“SLE”) executed an agreement for engineering, procurement and construction (“EPC”) services relating to the retro-fit of an ethanol plant in southern Louisiana (the “SLE project”). In October 2007, SLE executed a promissory note, or “Hand Note,” payable to the Company and having a principal balance of approximately $12.3 million, constituting all amounts then due to the Company for its work performed in connection with the project. The history of the SLE Project is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is discussed further in the Company's Annual Reports on Form 10-K for the years ended December 31, 2007, 2008, 2009 and 2010 and under Litigation, below, of this Quarterly Report on Form 10-Q. During 2010, the Company elected to write down the SLE note receivable to $1.4 million. More information relating to the SLE matter is discussed further in Litigation below.

Litigation

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case number 09-12676. On October 26, 2010, the Bankruptcy Court issued an order setting forth the manner in which proceeds of a sale of the SLE property will be allocated among the debtors in the Bankruptcy proceeding. Under the terms of this Order, ENGlobal will not receive as much of the proceeds from a sale as it believes it is entitled to receive. ENGlobal is considering an appeal of the Order. However, given the time this matter has been pending, together with other factors, such as the time it would take to prosecute an appeal, ENGlobal elected to write down the note receivable to $1.4 million in 2010. An auction of the SLE property is scheduled for June 30, 2011.

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

In November 2009, the Company filed a petition entitled ENGlobal Engineering, Inc. vs. Alon USA, L.P., Alon USA GP, LLC and Alon USA Refining, Inc. in the 162nd District Court of Dallas County, Case Number 09-15915-I. The lawsuit sought to enforce the collection of the $3.0 million owed to ENGlobal for services performed for a refinery rebuild project undertaken for Alon USA, LP (“Alon”) and to foreclose on its lien. Alon counterclaimed, seeking $17.4 million in damages. A formal settlement agreement was signed on March 3, 2011 and the lawsuit was dismissed. The current receivable balance was $0.8 million at March 31, 2011.

Notes to Condensed Consolidated Financial Statements

As of the date of these interim financial statements, we are party to several legal proceedings arising in the ordinary course of business that we believe have been adequately allowed for, are covered by insurance or if determined adversely to us, whether individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position. However, we cannot predict the ultimate outcomes of these matters with certainty. In addition, the Company has filed suit against a number of its clients for payment of accounts receivable. Although the Company believes it will receive favorable judgments in these collection matters, due to impact of the downturn of the business and credit climate on its clients' businesses, it may not be able to fully collect on judgments it receives.

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.2 million as of March 31, 2011 and December 31, 2010.

NOTE 11 – ACQUISITIONS

The Company had no acquisitions during the three months ended March 31, 2011.

NOTE 12 – SUBSEQUENT EVENTS

As of the date of this filing, there were no subsequent events to disclose.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

MD&A Overview

During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. The CEO, as the Chief Operating Decision Maker, assessed the Company's business organization and management structure resulting in management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments. As a result, we elected to realign our reporting into three business segments: Engineering, Automation and Land. Our services that were offered under the previous Construction segment were merged into our current reporting segments. During the fourth quarter of 2010, we renamed our operating segments to Engineering and Construction, Automation and Field Solutions.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments in which the Company previously operated and reported.

The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months ended March 31, 2011, compared to the corresponding period in 2010.

During the three months ended March 31, 2011
Revenues	Increased 13.6%
Gross profit	Increased 17.4%
Operating loss	Increased 3.5%
SG&A expense	Increased 12.7%
Net loss	Increased 28.3%

Management's Discussion and Analysis (continued)

Selected Balance Sheet Comparisons	As of	As of	As of
	March 31, 2011	December 31, 2010	March 31, 2010
	(dollars in thousands)

Working capital	$28,986	$30,112	$29,577
Total assets	$106,350	$110,324	$103,242
Long-term debt and capital leases, net of current portion	$253	$252	$105
Stockholders' equity	$63,229	$65,102	$77,281
Days sales outstanding	63	56	60

Long-term debt and capital leases, net of current portion, increased 0.4%, or $1,000, from $252,000 as of December 31, 2010 to $253,000 as of March 31, 2011. As a percentage of stockholders' equity, long-term debt remained constant at 0.4% over this three-month period. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

Total stockholders' equity decreased 2.9%, or $1.9 million, from $65.1 million as of December 31, 2010 to $63.2 million as of March 31, 2011. The decrease in stockholders' equity compared to March 31, 2010 was 18.2%, or $14.1 million.

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Three Months
Ended March 31, 2011 and 2010
(Unaudited)

For the three months ended March 31, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$37,846	$17,903	$21,692	$—	$77,441
Inter-segment eliminations	(1)	(190)	—	—	(191)
Revenue	37,845	17,713	21,692	—	77,250	100.0%
Gross profit	3,182	880	1,659	—	5,721	7.4%
SG&A	2,246	938	2,081	3,055	8,320	10.8%
Operating income (loss)	936	(58)	(422)	(3,055)	(2,599)	(3.4)%
Other expense					(43)	(0.1)%
Interest expense					(217)	(0.3)%
Tax benefit					886	1.1%
Net loss					$(1,973)	(2.7)%
Diluted loss per share					$(0.07)

For the three months ended March 31, 2010
(dollars in thousands)

Revenue before eliminations	$33,198	$15,217	$19,591	$—	$68,006
Inter-segment eliminations	(22)	—	—	—	(22)
Revenue	33,176	15,217	19,591	—	67,984	100.0%
Gross profit	1,993	1,382	1,497	—	4,872	7.2%
SG&A	2,589	957	735	3,102	7,383	10.9%
Operating income (loss)	(596)	425	762	(3,102)	(2,511)	(3.7)%
Other expense					(11)	—%
Interest expense					(76)	(0.1)%
Tax benefit					1,060	1.5%
Net loss					$(1,538)	(2.3)%
Diluted loss per share					$(0.06)

Increase/(Decrease) in Operating Results
(dollars in thousands)

Revenue before eliminations	$4,648	$2,686	$2,101	$—	$9,435
Inter-segment eliminations	21	(190)	—	—	(169)
Revenue	4,669	2,496	2,101	—	9,266	13.6%
Gross profit	1,189	(502)	162	—	849	17.4%
SG&A	(343)	(19)	1,346	(47)	937	12.7%
Operating income (loss)	1,532	(483)	(1,184)	47	(88)	(3.5)%
Other expense					(32)	(290.9)%
Interest expense					(141)	(185.5)%
Tax benefit					(174)	(16.4)%
Net loss					$(435)	(28.3)%
Diluted loss per share					$(0.01)

Management's Discussion and Analysis (continued)

Due to the economic conditions and to the reluctance on the part of our customers in the last few years to undertake new projects domestically, fewer projects have been available and customers have been seeking to renegotiate rates on existing contracts. On a positive note, we are now seeing an increase in proposal activity and project awards across all of our business segments. We expect these factors to ultimately improve our profitability, backlog and liquidity.

Collection of receivables remains challenging as the economic sector we serve has continued to see only modest improvement. In 2009, it was necessary to lay-off or furlough approximately 800 employees and we reduced employee benefits for remaining employees. These decisions, which were necessitated by the adverse impact of industry conditions on the Company's operations, negatively affected employee morale, retention, and recruitment. Now that conditions have improved, we have evaluated, reinstated and revised certain employee benefits during 2010, such as salary adjustments, lower health insurance deductibles and employee premium contributions and increased vacation accruals when employees meet service milestones, among others.

Although our revenues have increased, we are looking closely at our under-performing operations as well as those divisions that are not performing up to their current budget and making modifications which we believe will create positive results. We will continue this process as a normal course of business and we expect to find additional areas for reducing costs over time. As discussed in more detail below, the increase in net loss during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to several non-recurring items, such as severance costs, extracting employees from Libya where the Company was engaged in a project, professional services related to legal accruals and expenses and a project overrun, all together totaling $2.5 million.

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

Management's Discussion and Analysis (continued)

All other SG&A expense is comprised primarily of business development costs, as well as costs related to the executive, investor relations/governance, finance, corporate accounting, health/safety/environmental, human resources, legal and information technology departments and other costs generally unrelated to specific projects but which are incurred to support corporate activities and initiatives.

Industry Overview:
We believe that our year-to-date revenues, even though they are higher than the same comparable period in 2010, can be improved, particularly on the domestic front. We anticipate, however, that any such improvement may be based on our expansion into international markets where industry conditions are more robust. For several years, our domestic clients have been spending significantly less on both capital and maintenance energy-related projects in which we could participate. We have been encouraged in recent months by an increasing trend of client inquiries and proposal activity in some of the sectors we serve, as well as signing several new alliance or preferred provider Master Service Agreements since the first of the year. However, the extent to which the current level of client spending will persist and the impending impact on our financial results is not clear. Many industry experts believe that the spending levels will improve through the remainder of 2011. Our positive trends have resulted in a tempered amount of internal optimism.

In the past, ENGlobal has benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters. Historically, petrochemical demand has been driven in large part from the housing and automobile industries. We anticipate that future petrochemical work undertaken in the United States will consist primarily of smaller capital projects or maintenance projects. However, in the last several years, most domestic refiners have deferred significant new spending due to economic conditions, lower refining margins, lower refinery utilization and uncertainty created by proposed government regulation. Clients have begun to release deferred or canceled capital and maintenance projects and are actively pushing their downstream spending plans. Although competition remains strong, we are seeing an improvement in market conditions in the downstream sector as well as opportunities to participate in projects to upgrade obsolete automation and control systems at existing refineries and petrochemical plants. In addition, we continue to experience improvements in both maintenance and small capital projects from this sector and pricing appears to have leveled out.

The midstream industry, consisting of pipeline transportation and storage, has also improved. ENGlobal is capable of providing a midstream client with several services in addition to engineering, such as right-of-way acquisition, regulatory permitting, inspection and construction management. Our clients are able to take advantage of our capabilities from the beginning (right-of-way) to the end (inspection) of any midstream project. The drivers we see behind growth in domestic midstream activity include: (1) crude oil, natural gas and natural gas liquids, or refined products, transportation away from active shale discoveries in various parts of the United States, (2) increasing activity in natural gas liquids processing given improved fractionation margins and increased production from liquids-rich shale plays, (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwestern and Northeastern United States, and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

The Marcellus, Eagle Ford, Bakkan, Utica, and Niobrara formations continue to be very active, which has increased our proposal activity in the midstream sector. These shale plays require pipelines to transport the oil, gas, or other products to processing or storage facilities. In February 2011, the Oil and Gas Journal released its 2011 Pipeline Construction Forecast predicting approximately 10,000 miles in the U.S., down from approximately 15,000 miles in 2010. However, the construction is still considered extremely high when comparing historical levels. We do not expect to reach 2008 levels of activity this year; however, we anticipate continued strong activity in the midstream sector for the foreseeable future.

Management's Discussion and Analysis (continued)

Driven by government stimulus and improving credit availability, alternative energy may present the Company with new project opportunities. To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to the production of ethanol and biofuels, and the gasification of refinery petroleum coke, municipal waste and other feedstocks as an energy source. Renewable Portfolio Standards mandate a timeline and percentage for electricity generation from renewable sources, such as wind, solar, geothermal and biomass. We believe that this factor, together with the United States' focus on energy independence, environmental concerns and government stimulus, should work together to drive demand for alternative and sustainable sources of energy. In addition, the Company has been pursuing business on electric power generation and transmission and distribution of energy. According to industry sources, a large amount of capital spending is expected in the coming years, including the transporting of renewable electric energy produced in remote areas to population centers. In many cases, alternative energy projects are being developed by new and smaller firms that expect to benefit from government grants and tax incentives, rather than our larger, traditional energy clients.

ENGlobal expects that, for the foreseeable future, a majority of the large capital energy-related projects will be built overseas. Therefore, the Company is forming business relationships with operating companies and other service providers that may result in an increased amount of engineering and related service work on international projects. The Company also expects that our large integrated oil and gas clients will continue to spend the major portion of their capital budgets on upstream exploration and production activities. Over time, ENGlobal expects to increase its activity in the upstream area.

We have not been immune to the current economic environment and the ongoing depressed level of client spending as evidenced by lower revenues in all of our segments in 2010, as well as by our consolidated net losses in 2010 and the first quarter of 2011. While we believe these conditions will improve eventually, we cannot be certain of the timing of this improvement. While we are seeing a general improvement in conditions in our industry, until they improve further, we will continue to experience delayed and canceled projects, intense pricing competition, more clients requiring fixed-price contracts and clients requiring renegotiation of current contract rates.

As directed by our Strategic Plan, we have taken significant steps to become "One ENGlobal," such as: (1) increasing our focus on business development to cross-sell our capabilities to our existing client base, (2) paying increased attention to those clients that are actively spending in the areas in which we do business, and (3) seeking to improve our ability to respond to these market conditions in a manner that will allow the Company to return to profitability. We believe each of the Company's business segments is well positioned for growth when market conditions improve for the following reasons:

•
ENGlobal has served many of our valued clients over a long period of time and these strong relationships are the foundation of our business. We are also continuously undertaking business development activities to form new long-term client relationships. While some clients are basing their purchasing decisions on overall costs rather than existing relationships, we continue to see project awards from our long-term clients and we have entered into several new alliance or “preferred provider” and blanket Master Service Agreements since the first of the year.

•	Our business relies primarily on small to mid-sized projects, many of which fall into the “run and maintain” category.

•
We continue to see increased interest in our Field Solutions segment from our client base. This further supports our belief that the recovery is continuing. Our clients are able to take advantage of our capabilities from the beginning (right-of-way) to the end (inspection) of any midstream project. We believe that new pipelines and storage facilities will be required in the United States as a result of the need to transport crude oil and natural gas from developing basins and shale plays, such as the Bakken, Haynesville, Marcellus, Eagle Ford, Utica, and in the Niobrara Rocky Mountain area. We also see continued need for pipelines to transport imported sources of energy, such as Canadian crude, liquefied natural gas and refined products.

Management's Discussion and Analysis (continued)

•
A significant part of our Automation segment's work is driven by our clients' need to replace aging and obsolete distributed control system (“DCS”) and analytical equipment, both domestically and internationally. While some of these expenditures can be deferred, Automation revenues and backlog have increased since the comparable period in 2010. Historically, the need to replace DCS and other equipment has provided reliable and recurring projects for us. We continue to benefit as certain DCS manufacturers are currently phasing out their support for heritage control platforms and launching new platforms. We have recently seen an increase in proposal activity for larger projects and have identified several large, sole-sourced Automation opportunities. Also, we believe that with such a large installed base, our large engineering and construction firm clients may be required to migrate to newer DCS platforms, thus gaining access to major international projects.

•
We are entering into more international contracts and actively working to increase our ability to take advantage of opportunities outside the United States. Our Automation segment also benefits from its ability to sell work to large engineering and construction firms, thus gaining access to major international projects through tier-one firms.

Specific segment information contained below in this section provides further detail regarding the reasons for changes in our financial performance from period to period.

Revenue:
Of the overall increase in revenue for the three months ended March 31, 2011, as compared to the comparable 2010 period, approximately $4.7 million was attributable to our Engineering and Construction segment, $2.5 million to our Automation segment and $2.1 million to our Field Solutions segment.

Many of our clients continue to delay or cancel scheduled capital projects. However, we have experienced increased proposal activity and project awards. We have also signed several new Master Service Agreements since the beginning of the year that are now having project awards against them. Clients overall are still focusing more on “run and maintain” type smaller projects but we have seen a few capital projects being released that were previously deferred. These “run and maintain” types of projects focus on work for required maintenance to keep the plant up and running but not on new capital expansions.

Gross Profit:
The overall $0.9 million increase in gross profit for the three months ended March 31, 2011, as compared to the comparable 2010 period, was attributable to approximately $9.3 million in increased revenue offset by $8.4 million in increased costs. As a percentage of revenue, gross profit increased from 7.2% to 7.4% for the three months ended March 31, 2011, as compared to the same period in 2010.

Our gross profit has increased due to the increasing levels of revenue volume. Our gross profit margin has only slightly improved due to the reductions of non-billable project related services. We are still affected by the increased competition and are working under renegotiated contracts at lower margins in order to obtain and retain work due to the current market pressure.

Selling, General, and Administrative:
The $1.0 million increase in operating SG&A expense for the three months ended March 31, 2011, as compared to the comparable 2010 period, primarily consisted of increases of $0.6 million in professional services expense mainly related to legal accruals, $0.3 million in salaries and employee related expenses mainly attributable to severance payments relating to right-sizing our Company, $0.2 million in bad debt expense and $0.1 million in business development and office expenses, offset by a decrease of $0.2 million in facilities expense. Operating SG&A is discussed in further detail in each of the segment sections.

Management's Discussion and Analysis (continued)

The decrease in all other SG&A expense for the three months ended March 31, 2011, as compared to the comparable 2010 period, was primarily the result of decreases of $193,000 in office expenses, $138,000 in facilities expense, $38,000 in depreciation expense and $33,000 in professional services expense, offset by an increase of $361,000 in salaries and employee related expenses. As a percentage of revenue, all other SG&A expense decreased to 4.0% for the three months ended March 31, 2011, from 4.6% for the comparable prior year period.

Operating Loss:
The increase in operating loss for the three months ended March 31, 2011, as compared to the comparable 2010 period, was mainly attributable to higher SG&A expenses related to an increase in legal accruals.

Other Expense, net:
Other expense for the three months ended March 31, 2011 mainly consisted of tax penalties, while other expense for the same period in 2010 mainly consisted of an investment in a Costa Rican company.

Interest Expense, net:
Interest expense increased for the three months ended March 31, 2011, as compared to the comparable 2010 period, due to the higher line of credit balance.

Tax Benefit:
Income tax benefit for the three months ended March 31, 2011, as compared to the comparable 2010 period, decreased due to the decrease in the effective tax rate.

Net Loss:
As a result of the changes detailed above, net loss for the three months ended March 31, 2011 increased to a loss of $2.0 million from a loss of $1.5 million for the comparable prior year period.

Liquidity and Capital Resources

Overview
The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at March 31, 2011 was borrowings under our senior revolving credit facility with Wells Fargo Bank (the "Wells Fargo Credit Facility"). Cash on hand at March 31, 2011 totaled $39,000 and availability under the credit facility, after consideration of loan covenant restrictions, totaled $8,962,000, resulting in total liquidity of $9,001,000. As of March 31, 2011, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

At March 31, 2011, the amount outstanding on the Company's line of credit was $12.3 million compared to $18.7 million at December 31, 2010. Anticipating a covenant breach in the second quarter, the $12.3 million line of credit outstanding was classified as current portion of long-term debt on the balance sheet as of March 31, 2011.

Cash and the availability of cash could be materially restricted if:

•	losses continue,

•	amounts billed are not collected or are not collected in a timely manner,

•	circumstances prevent the timely internal processing of invoices,

•	we are unable to win new projects that we can perform on a profitable basis,

•	project mix continues to shift from cost-reimbursable to fixed-price contracts and we are unable to accurately estimate the project costs and fees, resulting in cost overruns,

•	there are changes in our competitive position within our market in view of, among other things, the resulting changes in demand for our services and competitive pricing pressures,

•	the Company loses one or more of its major customers or its major customers continue to significantly reduce the amount of work requested from the Company,

•	we are unable to achieve our business strategy while effectively managing costs and expenses,

Management's Discussion and Analysis (continued)

•	the associated costs of compliance with laws and regulations, either currently or in the future, significantly impacts the Company,

•	our client mix shifts from our historical owner-operator client base to more developer-based clients,

•	there are substantial costs or fees to increase or replace our line of credit, or

•	we continue to be unable to maintain compliance with the covenants of the Wells Fargo Credit Facility or to obtain waivers when necessary.

If any such event occurs and continues without remedy, we would be required to consider alternative financing options.

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. In December 2009, the Company entered into a credit agreement with Wells Fargo Bank, which provides a twenty-eight month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). The Wells Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converted our borrowings from a revolving credit facility to an asset based lending agreement. The amendment allows for borrowings limited to an aggregate of 70% of our current eligible Accounts Receivable agings and 50% of Unbilled Receivable agings to a cap of $5.0 million or 17.5% of our current eligible Accounts Receivable agings. Eligible Accounts Receivable agings include deductions for standard items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. The amendment also eliminated the Asset Coverage Ratio covenant and increased the unused commitment fee from thirty basis points (0.30%) to fifty basis points (0.50%) per annum. The outstanding balance on the Wells Fargo Credit Facility as of March 31, 2011 was $12.3 million at a fluctuating rate per terms of the Wells Fargo Credit Facility. The remaining borrowings available under the Wells Fargo Credit Facility as of March 31, 2011 were $9.0 million after consideration of loan covenant restrictions.

The Wells Fargo Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00;

•	Fixed Charge Coverage Ratio not less than 1.75 to 1.00.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investment, guarantees, restrictions on certain distributions and pledges of assets.

The Company was not in compliance with all covenants under the Wells Fargo Credit Facility as of March 31, 2011. During the current quarterly reporting period, our Total Liabilities to Tangible Net Worth Ratio was 1.19 to 1.00; and our Fixed Charge Ratio was (0.96) to 1.00. During the three month period ended March 31, 2011, we expended or committed approximately 3%, or $0.1 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the three month period has been for normal operating requirements including office furniture, computers, software and vehicles. The Company does not expect to exceed the covenant limitation for capital expenditures during the balance of the current fiscal year.

During the three month period ended March 31, 2011 our Total Liabilities to Tangible Net Worth Ratio covenant level increased over its respective average ratios for the four previous quarterly periods. The Company's Fixed Charge Coverage Ratio for the quarter ended March 31, 2011 was not in compliance with the Wells Fargo Credit Facility covenant; however, Wells Fargo waived its default rights with respect to the breach for the first quarter of 2011 only.

Cash Flows from Operating Activities:
Operations generated approximately $6.8 million in net cash during the three months ended March 31, 2011, compared with net cash generated from operations of $6.5 million during the same period in 2010.

Management's Discussion and Analysis (continued)

The primary changes in working capital accounts during the three months ended March 31, 2011 were:

•
Decreased Trade Receivables – The decrease of $2.2 million from December 31, 2010, was primarily due to payments received on several large lump sum projects since year end. Our days sales outstanding has fluctuated from 60 days for the three month period ended March 31, 2010, to 56 days for the twelve month period ended December 31, 2010, to 63 days for the three month period ended March 31, 2011. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

•	Decreased Notes Receivable - The decrease of $1.8 million from December 31, 2010 was due to a payment received in relation to the Alon settlement.

•	Decreased Accounts Payable - The decrease of $0.5 million from December 31, 2010 was due to the timing of the last accounts payable check run in the current quarter.

•
Increased Accrued Compensation and Benefits – The increase of $4.0 million from December 31, 2010 was due to timing differences of our bi-weekly payrolls as well as the Company increasing the personal leave benefits for our regular full-time employees at the beginning of 2011.

•
Decreased Current Portion of Long-Term Debt and Leases – The decrease of $6.5 million from December 31, 2010 was due to the Wells Fargo Credit Facility loan balance being lower at the end of the current quarter compared to year end.

Stock Repurchase Program:
Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of $2.41 per share during the twelve months ended December 31, 2010. At March 31, 2011, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase and in accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

Management's Discussion and Analysis (continued)

Engineering and Construction Segment Results

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$37,846		$33,198		$4,648
Inter-segment eliminations	(1)		(22)		21
Total revenue	$37,845		$33,176		$4,669

Detailed revenue
Detail-design	$19,999	52.8%	$16,904	51.0%	$3,095	18.3%
Field services	13,627	36.0%	13,616	41.0%	11	0.1%
Procurement services	1,734	4.6%	1	—%	1,733	173,300.0%
Fixed-price	2,485	6.6%	2,655	8.0%	(170)	(6.4)%
Total revenue	$37,845	100.0%	$33,176	100.0%	$4,669	14.1%

Gross profit	3,182	8.4%	1,993	6.0%	1,189	59.7%

Operating SG&A expense	2,246	5.9%	2,589	7.8%	(343)	(13.2)%

Operating income (loss)	$936	2.5%	$(596)	(1.8)%	$1,532	257.0%

Overview of Engineering and Construction Segment:
The Engineering and Construction segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment also provides installation, operation and maintenance of various government, public sector and international facilities.

The Engineering and Construction segment is experiencing an uptrend in new business opportunities as strength in chemicals and refining margins continues. Capital projects that were either delayed or canceled during the recent downturn by clients have started reappearing along with run and maintain project spending that was also postponed through the global financial crisis. The addition of a new engineering alliance with a global manufacturer of petrochemicals, specialty chemicals and plastics has helped increase the base load of project backlog. ENGlobal has also landed new projects assisting owners of previously mothballed facilities that are being revamped for restart in the fertilizer and chemicals markets due to the projected long term stability of natural gas feedstock pricing. Cross selling efforts between the segments is also producing a positive impact for the Engineering and Construction segment as we have increased the breadth of work with traditionally loyal clients in our Automation and Field Solutions segments. Strength in government spending on fuel handling facilities also continues to maintain a strong pace and is reflected in the expanding list of government clients for which we are providing services. Proposal activity has been strong in the midstream market related to the gathering, processing and transport of oil and gas production in the domestic shale formations.

While competition remains strong, the Engineering and Construction segment continues to see signs that pricing power is beginning to come back as we have successfully negotiated higher rate multipliers with some clients. We believe we may also begin to experience the benefits of implementing new business processes for selection of projects that we will pursue. ENGlobal has also been successful in adding new clients in our seconded in-plant engineering personnel division. These clients are seeking to replace incumbent providers that have been reducing costs by cutting employee benefits which favors the ENGlobal solution as a result of our improving benefits program and value added alliance programs.

Management's Discussion and Analysis (continued)

Revenue:
The increase in the Engineering and Construction segment's year to date revenue resulted primarily from new project awards from clients that are beginning to release more projects that were previously deferred, including some capital projects. We have also seen increases in project awards related to new Master Service Agreements signed this year.

Of the overall increase in revenue from detail-design services for the three months ended March 31, 2011, as compared to the comparable 2010 period, approximately $1.7 million was related to increases in our Government services, in particular three large projects as well as the addition of overall government spending on our existing maintenance contract. The remaining increase was related to new project awards throughout several of our geographical areas, mainly with existing clients.

The slight increase in revenue from field services for the three months ended March 31, 2011, as compared to the comparable 2010 period, was primarily due to the addition of new on-site assignments in many of our geographical areas with existing customers and new customers.

The overall increase in revenue from procurement services for the three months ended March 31, 2011, as compared to the comparable 2010 period, was mainly due to work performed for a new client that is expanding a gas field with exhuming, holding and loading functionality. Procurement services include subcontractor placements, equipment purchases and other procurement activities as required by our clients. Our clients are expressing more interest in the EPC work and, as a result, activity for procurement services could increase in the future. Typically, procurement services have lower margins than engineering services.

The overall decrease in revenue from fixed-price services for the three months ended March 31, 2011, as compared to the comparable 2010 period, was due to the completion or near completion of several projects. More clients are requesting work to be performed on a fixed-price basis to control their costs and shift risk to their contractors.

Gross Profit:
The increase in the three months ended March 31, 2011, as compared to the same period in 2010, was the result of increased project awards. Of the overall increase, $4.7 million was attributable to increased revenues, offset by increased costs of $3.5 million. The gross profit margin increase was a result of reduced overhead costs.

Selling, General, and Administrative:
The decrease in the Engineering and Construction segment's SG&A expense for the three months ended March 31, 2011, as compared to the comparable 2010 period, was due to decreases of $0.5 million in professional services expense, $0.2 million in facilities expenses and $0.1 million in depreciation and amortization expense, offset by an increase of $0.4 million in salaries and employee related expenses, of which half is attributable to severance payments relating to right-sizing our Company.

Operating Income:
The overall increase in our Engineering and Construction segment's operating income for the three months ended March 31, 2011, as compared to the comparable 2010 period, was due to the factors discussed above.

Management's Discussion and Analysis (continued)

Automation Segment Results

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$17,903		$15,217		$2,686
Inter-segment eliminations	(190)		—		(190)
Total revenue	$17,713		$15,217		$2,496

Detailed revenue
Electrical	$8,160	46.1%	$—	—%	$8,160	NA
Fabrication	4,466	25.2%	9,271	60.9%	(4,805)	(51.8)%
Non-fabrication	5,087	28.7%	5,946	39.1%	(859)	(14.4)%
Total revenue	$17,713	100.0%	$15,217	100.0%	$2,496	16.4%

Gross profit	880	5.0%	1,382	9.1%	(502)	(36.3)%

Operating SG&A expense	938	5.3%	957	6.3%	(19)	(2.0)%

Operating income (loss)	$(58)	(0.3)%	$425	2.8%	$(483)	(113.6)%

Overview of Automation Segment:
The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. In addition, the Automation segment provides electrical project management to complex commercial and industrial projects, including new construction, instrumentation, structured cabling and critical infrastructure, such as emergency generator and backup power installation and service.

These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and Canada as well as the Middle East and the Caribbean. We provide clients with a full range of services including front-end engineering feasibility studies and the execution of active large scope engineering, procurement and construction projects. By focusing on large-scale projects, we intend to pursue Distributed Control Systems (DCS) conversion and new installation projects. ENGlobal has proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture DCS. Our Automation segment is focusing significant efforts not only on marketing our services to our existing client base, but also to expanding our client base outside of the energy sector both domestically and internationally.

Our Automation segment has experienced a significant upward trend in revenue, proposal volume and orders since the first of the year. Many of the large, international projects that were delayed in 2009 are now being funded which will significantly benefit the Fabrication portion of the business. The Middle East and Brazil are two targeted regions that are experiencing a sharp increase in project activity, although political conditions in the Middle East make it more difficult to predict whether this increase will be sustained. ENGlobal's Automation segment is working through our alliance partners in these regions to position ENGlobal for these opportunities.

Domestically, the Automation segment is benefiting from the increase in activity resulting from the development of the U.S. shale formations. We are experiencing a significant increase in revenue and orders for these projects. We have developed several products specifically for these clients and we anticipate that revenue from these products will continue to grow as a percentage of our overall business.

Management's Discussion and Analysis (continued)

Domestic refining and petrochemical clients are increasing funding for deferred maintenance and optimization projects that had been shelved during the recent economic downturn. We also anticipate that there will be a significant investment by these clients as the shale gas production increases.

A significant part of our Automation segment's work is driven by our clients' need to replace aging and obsolete DCS and analytical equipment. This has historically provided a reliable and recurring source of projects. While some of these expenditures were deferred in the past couple years, many clients have recently funded technology migration programs as equipment obsolescence is looming. With such a large installed base, it will take our clients several years to migrate to current technology.

The addition of our Electrical Services group within the Automation segment now enables ENGlobal to provide detailed engineering and design, fabrication and installation services for turnkey automation projects. We believe clients appear to be receptive to assigning complete EPC responsibility to ENGlobal's Automation segment due to our depth of expertise on these types of projects.

Revenue:
The increase from our electrical services revenue for the three months ended March 31, 2011, as compared to the comparable 2010 period, is due to the new electrical project management services being offered to new and existing clients. This service began in April 2010.

The overall decrease from our fabrication revenue for the three months ended March 31, 2011, as compared to the comparable 2010 period, was related to the significant revenue from two extremely large, international projects which completed in 2010. Orders for the fabrication business are weak in 2011 due to the delays in funding on numerous large EPC projects.

The overall decrease from our non-fabrication revenue for the three months ended March 31, 2011, as compared to the comparable 2010 period, was related to the completion of several major projects as well as the slower level of project awards at year end.

Gross profit:
Of the overall decrease in our Automation segment's gross profit for the three months ended March 31, 2011, as compared to the comparable 2010 period, $3.0 million was attributable to increased costs, offset by increased revenues of $2.5 million. The revenue related to many of the larger lump sum projects offering more specialized automation services at higher margins have been completed and have been replaced with the significant increase of electrical project management services that are performed at lower margin rates. The total gross profit decrease was also impacted by an increase in costs associated with employee benefits, unapproved change orders and competitive pressures on new and existing projects.

Selling, General, and Administrative:
The slight decrease in our Automation segment's SG&A expense for the three months ended March 31, 2011, as compared to the comparable 2010 period, was attributable to decreases of $178,000 in salaries and employee related expenses, $61,000 in facilities expenses and $20,000 in office, business development, professional and depreciation expenses, offset by increases of $150,000 in bad debt expense and $94,000 in amortization expense attributable to the CDI acquisition.

Operating Income:
The overall $0.5 million decrease in our Automation segment's operating income for the three months ended March 31, 2011, as compared to the comparable 2010 period, was due to the factors discussed above.

Management's Discussion and Analysis (continued)

Field Solutions Segment Results

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$21,692		$19,591		$2,101
Inter-segment eliminations	—		—		—
Total revenue	$21,692		$19,591		$2,101

Detailed revenue
Inspection services	$16,168	74.5%	$13,321	68.0%	$2,847	21.4%
Land services	5,524	25.5%	6,270	32.0%	(746)	(11.9)%
Total revenue	$21,692	100.0%	$19,591	100.0%	$2,101	10.7%

Gross profit	1,659	7.6%	1,497	7.6%	162	10.8%

Operating SG&A expense	2,081	9.6%	735	3.7%	1,346	183.1%

Operating income	$(422)	(2.0)%	$762	3.9%	$(1,184)	(155.4)%

Overview of Field Solutions Segment:
Our Field Solutions segment provides inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecom companies and other owner/operators of infrastructure facilities throughout the United States. The Field Solutions segment provides services to a cross-section of clients in the energy markets. As the country attempts to shift its dependence on foreign energy to reliance on domestic sources, we anticipate that the Field Solutions segment will have additional project opportunities.

Our Field Solutions segment has benefited from increasing activity within the midstream, utilities and interstate pipeline sectors. With discoveries in domestic locations such as the Bakken, the Marcellus Shale, the Eagle Ford Shale and the Niobrara proving to be prolific, enhanced recovery efforts are translating to enhanced build out of supporting infrastructure. We believe ENGlobal's Field Solutions segment is well positioned to provide a number of key services - land, permitting, regulatory, governmental and legislative affairs, inspection, construction monitoring and damage claims and reclamation - all of which are required to repair old systems and create new, expanded supporting lines and facilities. In the past quarter, economic conditions have improved within the energy sector. We believe that this is largely due to a cautious easing of pent up capital and a perceived shortage of oil, with the acknowledged need for the country to begin migrating to alternative solutions such as natural gas in earnest - a solution that has as much reserve potential domestically as Saudi Arabia's oil reserves.

Inflation and the likelihood of rising interest rates continue to be a concern. However, we continue to believe, as the economy improves, the drivers behind the growth in domestic pipeline activity will include: (1) ) natural gas transportation away from the shale discoveries in various parts of the United States, (2) natural gas transportation related to LNG import facilities, (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwestern and Northeastern United States, and (5) repairs and upgrades to the aging utility and pipeline infrastructure which is being driven by DOT pipeline integrity requirements, as well as factors such as the recent PG&E San Bruno incident.

Management's Discussion and Analysis (continued)

Revenue:
The overall increase in revenue from inspection related services for the three months ended March 31, 2011, as compared to the comparable 2010 period, was related to the award of new projects. We have begun to see increases in project awards for inspection services and are expecting revenues to increase for the remainder of the year.

The overall decrease in revenue from land related services for the three months ended March 31, 2011, as compared to the comparable 2010 period, was attributed to the completion of projects along with clients delaying capital projects.

Gross profit:
Of the overall increase in our Field Solutions segment's gross profit for the three months ended March 31, 2011, as compared to the comparable 2010 period, $2.1 million was attributable to increased revenues, offset by increased costs of $1.9 million.

We continue to experience higher client demands for lower costs. As a result, some of our contracts provide lower margins than we have been able to earn in the past. However, we were able to maintain the same gross profit margin as a percentage of revenue for the three months ended March 31, 2011, as compared to the comparable 2010 period.

Selling, General, and Administrative:
The overall increase in our Field Solutions segment's SG&A expense for the three months ended March 31, 2011, as compared to the comparable 2010 period, was mainly attributable to increases of $1.1 million in professional services expense related to legal accruals, $0.2 million in salaries and employee related expenses and $0.1 million in bad debt expense.

Operating Income:
The overall $1.2 million decrease in our Field Solutions segment's operating income for the three months ended March 31, 2011, as compared to the comparable 2010 period, was due to the factors discussed above.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Wells Fargo Credit Facility. As of March 31, 2011, $12.3 million was outstanding under the Wells Fargo Credit Facility that accrues interest at 3.75% above the Daily One Month LIBOR Rate in effect from time to time. The Wells Fargo Credit Facility includes a commitment fee of 50 basis points for the unused portion of the $25 million credit facility.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which outlines factors that could materially affect our business, financial condition or future results.  The risks described, in our Annual Report on Form 10-K, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*10.1	Employment agreement between Rochelle D. Leedy and Registrant dated August 9, 2008

*10.2	Employment agreement between Michael H. Lee and Registrant dated May 1, 2010

*10.3	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated May 4, 2011

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2011

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2011

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2011

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated:	May 10, 2011

	By:	/s/ Robert W. Raiford
Robert W. Raiford
Chief Financial Officer and Treasurer