Form 10-Q
period 2011-06-30
ENGLOBAL CORP
filed 2011-08-04
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large Accelerated Filer		Accelerated Filer
Non-Accelerated Filer	(Do not check if a smaller reporting company)	Smaller Reporting Company	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 1, 2011.

$0.001 Par Value Common Stock	26,602,156 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except earnings (loss) per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues	$79,612	$73,705	$156,862	$141,689
Operating costs	72,145	69,674	143,674	132,786
Gross profit	7,467	4,031	13,188	8,903

Selling, general and administrative expenses	6,890	10,273	15,210	17,656
Operating income (loss)	577	(6,242)	(2,022)	(8,753)

Other income (expense):
Other income (expense), net	(16)	159	(59)	148
Interest expense, net	(191)	(78)	(408)	(154)
Income (loss) before income taxes	370	(6,161)	(2,489)	(8,759)

Provision (benefit) for federal and state income taxes	228	(1,644)	(658)	(2,704)

Net income (loss)	$142	$(4,517)	$(1,831)	$(6,055)

Earnings (loss) per common share:
Basic	$0.01	$(0.16)	$(0.07)	$(0.22)
Diluted	$0.01	$(0.16)	$(0.07)	$(0.22)
Weighted average shares used in computing earnings (loss) per share (in thousands):
Basic	26,578	27,419	26,566	27,427
Diluted	26,958	27,419	26,566	27,427

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except per share and share amounts)

ASSETS
	June 30, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$34	$49
Trade receivables, net of allowances of $1,239 and $2,130	57,734	56,064
Prepaid expenses and other current assets	1,233	1,801
Notes receivable	—	2,579
Costs and estimated earnings in excess of billings on uncompleted contracts	5,663	5,129
Federal and state income taxes receivable	6,869	6,841
Deferred tax asset	3,515	2,619
Total Current Assets	$75,048	$75,082
Property and equipment, net	3,837	4,503
Goodwill	22,614	22,614
Other intangible assets, net	3,913	4,975
Long-term trade and notes receivable, net of current portion and allowances	1,361	1,361
Deferred tax asset, non-current	1,575	1,424
Other assets	432	365
Total Assets	$108,780	$110,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$9,959	$9,430
Accrued compensation and benefits	16,584	11,221
Notes payable	83	2,070
Current portion of long-term debt and leases	12,457	19,093
Deferred rent	638	629
Billings in excess of costs and estimated earnings on uncompleted contracts	2,115	1,233
Other current liabilities	3,469	1,294
Total Current Liabilities	$45,305	$44,970
Long-Term Debt and Leases, net of current portion	5	252
Total Liabilities	$45,310	$45,222
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,602,156 and 26,676,279 shares outstanding and 27,583,255 and 27,657,378 shares issued at June 30, 2011 and December 31, 2010, respectively	$28	$28
Additional paid-in capital	37,807	37,608
Retained earnings	28,067	29,920
Treasury stock at cost - 981,099 shares at June 30, 2011 and December 31, 2010	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(92)
Total Stockholders' Equity	$63,470	$65,102
Total Liabilities and Stockholders' Equity	$108,780	$110,324
See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,831)	$(6,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,880	2,197
Share-based compensation expense	198	200
Deferred income tax benefit	(1,047)	—
Gain on disposal of property, plant and equipment	(21)	(7)
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	909	4,959
Costs and estimated earnings in excess of billings on uncompleted contracts	(534)	2,543
Prepaid expenses and other assets	530	923
Accounts payable	(944)	1,326
Accrued compensation and benefits	5,340	3,866
Billings in excess of costs and estimated earnings on uncompleted contracts	882	(1,782)
Other liabilities	2,184	1,914
Income taxes receivable	(28)	(1,225)
Net cash provided by operating activities	$7,518	$8,859
Cash Flows from Investing Activities:
Property and equipment acquired	(203)	(695)
Proceeds from note receivable	—	15
Business acquisitions, net of cash acquired	—	(1,896)
Proceeds from sale of other assets	65	9
Net cash used in investing activities	$(138)	$(2,567)
Cash Flows from Financing Activities:
Borrowings on line of credit	73,456	41,068
Payments on line of credit	(80,042)	(46,245)
Purchase of treasury stock	—	(804)
Proceeds from issuance of common stock	—	14
Repayments under capital lease	(50)	(94)
Other long-term debt borrowings (repayments)	(759)	(148)
Net cash used in financing activities	$(7,395)	$(6,209)
Effect of Exchange Rate Changes on Cash	—	1
Net change in cash	(15)	84
Cash and cash equivalents, at beginning of period	49	143
Cash and cash equivalents, at end of period	$34	$227
See accompanying notes to unaudited interim condensed consolidated financial statements.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all of its subsidiaries' financial results, and significant inter-company accounts and transactions have been eliminated in the consolidation.

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) included herein are unaudited for the three month and six month periods ended June 30, 2011 and 2010, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2010, have been derived from the audited financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented not misleading.

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

In June 2011, the FASB issued guidance that will be included in the ASC Topic 220, "Comprehensive Income". This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income. This presentation guidance is effective for the Company on January 1, 2012.

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

NOTE 3 – STOCK COMPENSATION PLANS

The Company's 1998 Incentive Plan (“Option Plan”) that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors under the Option Plan vested quarterly over a one-year period. As of August 1, 2011, 775,000 shares of common stock remained subject to outstanding awards previously granted under the Option Plan.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

In June 2009, the Company's stockholders approved a new 2009 Equity Incentive Plan (“Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors vest quarterly over a one-year period coinciding with their service term. As of August 1, 2011, 319,766 shares of restricted stock have been granted under the Equity Plan, of which 151,409 remain subject to outstanding awards. Unvested restricted stock awards and restricted stock units are included in diluted earnings per share until the shares have been vested. The vested shares are then included in basic earnings per share.

Total share-based compensation expense in the amount of $98,000 and $100,000 was recognized during the three months ended June 30, 2011 and 2010, respectively. Total share-based compensation expense in the amount of $198,000 and $200,000 was recognized during the six months ended June 30, 2011 and 2010, respectively. Share-based compensation expense is reported in selling, general and administrative expense.

Stock Options

Compensation expense related to outstanding non-vested stock option awards under the Option Plan of $55,000 had not been recognized at June 30, 2011. This compensation expense is expected to be recognized over a weighted-average period of approximately 6 months.

The following table summarizes stock option activity through the second quarter of 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)*
Balance at December 31, 2010	915,000	$7.14	5.2	$145
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	(140,000)	8.77	—	—

Balance at June 30, 2011	775,000	$6.84	4.7	$426

Exercisable at June 30, 2011	755,000	$6.77	4.6	$426

*Based on average stock price through the second quarter of 2011 of $4.18 per share. The average stock price for the same period in 2010 was $2.92 per share. The total fair value of vested options outstanding as of June 30, 2011 and 2010 was $0.4 million and $0.3 million, respectively.

There were no options exercised during the six months ended June 30, 2011. The total intrinsic value of options exercised was $27,000 for the six months ended June 30, 2010.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Restricted Stock Awards

Restricted stock awards granted to directors are intended to compensate and retain the director over the one-year service period commencing July 1 of the year of service. These awards vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. During 2010 and 2011, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value	Grants Forfeited
January 27, 2010	Employee	2	37,500	$3.09	$115,875	18,750
June 17, 2010	Employee	1	40,323	$2.48	$100,000	—
June 17, 2010	Director	3	96,774	$2.48	$240,000	—
September 10, 2010	Employee	2	21,008	$2.38	$50,000	—
June 16, 2011	Employee	1	22,866	$3.28	$75,000	—
June 16, 2011	Director	3	73,170	$3.28	$240,000	—

The amount of compensation expense related to all restricted stock awards that had not been recognized at June 30, 2011, totaled $433,000. This compensation expense is expected to be recognized over a weighted-average period of approximately 22 months.

NOTE 4 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(dollars in thousands)

Costs incurred on uncompleted contracts	$46,750	$60,812
Estimated earnings on uncompleted contracts	5,842	8,731
Earned revenues	52,592	69,543
Less: billings to date	49,044	65,647
Net costs and estimated earnings in excess of billings on uncompleted contracts	$3,548	$3,896

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,663	$5,129
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,115)	(1,233)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$3,548	$3,896

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $6.0 million in contingency as of June 30, 2011, of which $4.7 million is related to the new Caspian Pipeline Consortium (CPC) project awarded in 2011, compared to $0.8 million as of December 31, 2010. Losses on contracts are recorded in full as they are identified. $1.1 million of the contingency amount relates to projects that will be complete by fiscal year end and will be released to either cost or profit which is determined on a project by project basis.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.3 million as of June 30, 2011, compared to $0.5 million as of December 31, 2010. We expect a majority of the deferred revenue amount to be realized by year end.

NOTE 5 – LINE OF CREDIT AND DEBT

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Schedule of Long-Term Debt and Leases:
Wells Fargo Credit Facility	$12,112	$18,698
The following notes are subordinate to the credit facility and are unsecured:
ICP Transco, Inc.	99	96
Control Dynamics International, L.P.	251	500
Total long-term debt	12,462	19,294
Less: current maturities of long-term debt	(12,457)	(19,042)
Long-term debt, net of current portion	5	252
Borrowings under capital lease	—	51
Less: current maturities of capital lease	—	(51)
Total long-term debt and leases, net of current portion	$5	$252

The maturity date of the Wells Fargo Credit Facility is April 2012; therefore, the $12.1 million line of credit balance outstanding was classified as current portion of long-term debt on the balance sheet as of June 30, 2011.

The rate applicable to the Wells Fargo Credit Facility line of credit outstanding at June 30, 2011 and December 31, 2010 was 4.0% and 4.125%, respectively. Interest and discount rates on the remainder of the Company's notes payable vary from 5.00% to 6.25%, with the weighted average being 5.625% at June 30, 2011 and December 31, 2010.

On June 30, 2011, the Company entered into a third agreement to amend the Wells Fargo Credit Facility, reset financial covenants and increase the underlying line of credit from $25 million to $35 million. The financial covenants were reset to require:

•	EBITDA not less than $1.25 million:

•	fixed charge coverage ratio (commencing September 30, 2011) not less than 1.75 to 1.00.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

The Company was in compliance with all covenants under the Wells Fargo Credit Facility as of June 30, 2011. For the quarter ended June 30, 2011, our EBITDA was $1.6 million. During the six month period ended June 30, 2011, we expended or committed approximately 9%, or $0.3 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the six month period has been for normal operating requirements including office furniture, computers, software and vehicles. The Company does not expect to exceed the covenant limitation for capital expenditures during the balance of the current fiscal year.

Additionally, in July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. This agreement is discussed further in Note 12 - Subsequent Events.

NOTE 6 – SEGMENT INFORMATION

During the first two quarters of 2010, the Company managed and reported through four business segments: Engineering, Construction, Automation and Land. In May 2010, the Company hired a new CEO. The CEO, as the Chief Operating Decision Maker, assessed the Company's business organization and management structure resulting in management changes, a new focus on specific types of work and reorganization of integrated functions within the Company. In response to these changes, we reevaluated our reportable segments. As a result, we elected to realign our reporting into three segments: Engineering, Automation and Land. Our services that were offered under the previous Construction segment were merged into our current reporting segments. During the fourth quarter of 2010, we renamed our operating segments to Engineering and Construction, Automation and Field Solutions. Our operating segments are the three reportable segments mentioned above. The segments are distinguished by the types of services and products we offer to our clients as well as the Chief Operating Decision Maker's view of how various Company activities perform integrated functions. We currently do not aggregate any operating segments. Our segments are strategic business units that offer different services and products and therefore require different business development and management strategies.

The total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments in which the Company previously operated and reported.

The Engineering and Construction segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment also provides engineering consulting services relating to the installation, operation and maintenance of various government, public sector and international facilities.

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. In addition, the Automation segment provides instrument and electrical construction services to complex commercial and industrial projects.

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

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

For the three months ended June 30, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$43,699	$17,930	$18,020	$—	$79,649
Inter-segment eliminations	—	(37)	—	—	(37)
Revenue	43,699	17,893	18,020	—	79,612
Gross profit	4,399	1,860	1,208	—	7,467
SG&A	1,447	1,128	964	3,351	6,890
Operating income (loss)	2,952	732	244	(3,351)	577
Other expense					(16)
Interest expense					(191)
Tax expense					(228)
Net income					$142

For the three months ended June 30, 2010
(dollars in thousands)

Revenue before eliminations	$35,935	$15,804	$21,997	$—	$73,736
Inter-segment eliminations	(17)	(14)	—	—	(31)
Revenue	35,918	15,790	21,997	—	73,705
Gross profit	1,605	744	1,682	—	4,031
SG&A	4,752	1,368	872	3,281	10,273
Operating income (loss)	(3,147)	(624)	810	(3,281)	(6,242)
Other income					159
Interest expense					(78)
Tax benefit					1,644
Net loss					$(4,517)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the six months ended June 30, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$81,545	$35,833	$39,712	$—	$157,090
Inter-segment eliminations	(1)	(227)	—	—	(228)
Revenue	81,544	35,606	39,712	—	156,862
Gross profit	7,581	2,740	2,867	—	13,188
SG&A	3,693	2,066	3,045	6,406	15,210
Operating income (loss)	3,888	674	(178)	(6,406)	(2,022)
Other expense					(59)
Interest expense					(408)
Tax benefit					658
Net loss					$(1,831)

For the six months ended June 30, 2010
(dollars in thousands)

Revenue before eliminations	$69,133	$31,021	$41,588	$—	$141,742
Inter-segment eliminations	(39)	(14)	—	—	(53)
Revenue	69,094	31,007	41,588	—	141,689
Gross profit	3,598	2,126	3,179	—	8,903
SG&A	7,341	2,325	1,607	6,383	17,656
Operating income (loss)	(3,743)	(199)	1,572	(6,383)	(8,753)
Other income					148
Interest expense					(154)
Tax benefit					2,704
Net loss					$(6,055)

Total Assets by Segment	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
Engineering and Construction	$51,588	$53,333
Automation	26,512	24,883
Field Solutions	17,042	19,702
All Other	13,638	12,406
Consolidated	$108,780	$110,324

NOTE 7 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Current	$228	$80	$389	$260
Deferred	—	(1,724)	(1,047)	(2,964)
Total tax benefit	$228	$(1,644)	$(658)	$(2,704)
Effective tax rate	61.6%	26.7%	26.4%	30.9%

Notes to Unaudited Interim Condensed Consolidated Financial Statements

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period. The computed effective tax rate for the three month period ended June 30, 2011, was higher than the customary relationship between income tax expense and pretax accounting income because we revised our estimate of fiscal year effective tax rates downward to reflect estimated proportionate changes in components of fiscal year pretax income.

NOTE 8 – EARNINGS PER SHARE

The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share (“EPS”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(shares in thousands)
Weighted average shares outstanding used to compute basic EPS	26,578	27,419	26,566	27,427
Effect of share-based compensation plans	380	—	—	—
Shares used to compute diluted EPS	26,958	27,419	26,566	27,427

The Company excluded potentially issuable shares of 443,000 and 738,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three and six month periods ended June 30, 2011 and 2010, respectively.

NOTE 9 – STOCK REPURCHASE PROGRAM

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of 2.41 per share during the twelve months ended December 31, 2010. At June 30, 2011, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase. In accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

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

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Litigation

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case number 09-12676. On October 26, 2010, the Bankruptcy Court issued an order setting forth the manner in which proceeds of a sale of the SLE property will be allocated among the debtors in the Bankruptcy proceeding. Given the time this matter has been pending, together with other factors, such as the time it would take to prosecute an appeal, ENGlobal elected to write down the note receivable to $1.4 million in 2010. Although an auction of the SLE property was scheduled for June 30, 2011, SLE accepted a closed bid pursuant to the “Bid Procedures” approved by the court in April. The purchase price was $6.8 million allocated as follows: $2.6 million for “Immoveable Property”, $4.0 million for “Moveables”, and $0.2 million for an Option to Purchase SLE's membership interest in CHS-SLE, LLC. A hearing was held and the judge approved the sale, subject to ENGlobal's reservation of the value allocation and categorization for immovable and movable assets. ENGlobal estimates net recovery to be approximately $1.5 million of which an undetermined amount may have to be paid to a subcontractor.

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

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.3 million as of June 30, 2011 and $1.2 million as of December 31, 2010.

NOTE 11 – ACQUISITIONS

The Company had no acquisitions during the three months ended June 30, 2011.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible receivables resulting from the CPC project. As of the date of this filing, there were $9.1 million in letters of credit outstanding under this facility. These letters of credit were collateralized by $2.3 million in cash.

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

The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three months and six months ended June 30, 2011, compared to the corresponding periods in 2010.

	During the three months ended June 30, 2011	During the six months ended June 30, 2011
Revenues	Increased 8.0%	Increased 10.7%
Gross profit	Increased 85.2%	Increased 48.1%
Operating income	Increased 109.2%	Increased 76.9%
SG&A expense	Decreased 32.9%	Decreased 13.9%
Net income	Increased 103.1%	Increased 69.8%

Management's Discussion and Analysis (continued)

Selected Balance Sheet Comparisons	As of	As of	As of
	June 30,	December 31,	June 30,
	2011	2010	2010
	(dollars in thousands)

Working capital	$29,743	$30,112	$26,409
Total assets	$108,780	$110,324	$105,562
Long-term debt and capital leases, net of current portion	$5	$252	$1,585
Stockholders' equity	$63,470	$65,102	$72,068
Days sales outstanding	65	56	56

Long-term debt and capital leases, net of current portion, decreased 98.0%, or $247,000, from $252,000 as of December 31, 2010 to $5,000 as of June 30, 2011. As a percentage of stockholders' equity, long-term debt decreased to 0.0% from 0.4% over this six-month period. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

Total stockholders' equity decreased 2.5%, or $1.6 million, from $65.1 million as of December 31, 2010 to $63.5 million as of June 30, 2011. The decrease in stockholders' equity compared to June 30, 2010 was 11.9%, or $8.6 million.

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Three Months
Ended June 30, 2011 and 2010
(Unaudited)

For the three months ended June 30, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$43,699	$17,930	$18,020	$—	$79,649
Inter-segment eliminations	—	(37)	—	—	(37)
Revenue	43,699	17,893	18,020	—	79,612	100.0%
Gross profit	4,399	1,860	1,208	—	7,467	9.4%
SG&A	1,447	1,128	964	3,351	6,890	8.7%
Operating income (loss)	2,952	732	244	(3,351)	577	0.7%
Other expense					(16)	0.0%
Interest expense					(191)	(0.2)%
Tax expense					(228)	(0.3)%
Net income					$142	0.2%
Diluted earnings per share					$0.01

For the three months ended June 30, 2010
(dollars in thousands)

Revenue before eliminations	$35,935	$15,804	$21,997	$—	$73,736
Inter-segment eliminations	(17)	(14)	—	—	(31)
Revenue	35,918	15,790	21,997	—	73,705	100.0%
Gross profit	1,605	744	1,682	—	4,031	5.5%
SG&A	4,752	1,368	872	3,281	10,273	13.9%
Operating income (loss)	(3,147)	(624)	810	(3,281)	(6,242)	(8.4)%
Other income					159	0.2%
Interest expense					(78)	(0.1)%
Tax benefit					1,644	2.2%
Net loss					$(4,517)	(6.1)%
Diluted loss per share					$(0.16)

Increase/(Decrease) in Operating Results
(dollars in thousands)

Revenue before eliminations	$7,764	$2,126	$(3,977)	$—	$5,913
Inter-segment eliminations	17	(23)	—	—	(6)
Revenue	7,781	2,103	(3,977)	—	5,907	8.0%
Gross profit	2,794	1,116	(474)	—	3,436	85.2%
SG&A	(3,305)	(240)	92	70	(3,383)	(32.9)%
Operating income (loss)	6,099	1,356	(566)	(70)	6,819	109.2%
Other expense					(175)	(110.1)%
Interest expense					(113)	(144.9)%
Tax benefit					(1,872)	(113.9)%
Net income					$4,659	103.1%
Increase per diluted share					$0.17

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Six Months
Ended June 30, 2011 and 2010
(Unaudited)

For the six months ended June 30, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$81,545	$35,833	$39,712	$—	$157,090
Inter-segment eliminations	(1)	(227)	—	—	(228)
Revenue	81,544	35,606	39,712	—	156,862	100.0%
Gross profit	7,581	2,740	2,867	—	13,188	8.4%
SG&A	3,693	2,066	3,045	6,406	15,210	9.7%
Operating income (loss)	3,888	674	(178)	(6,406)	(2,022)	(1.3)%
Other expense					(59)	0.0%
Interest expense					(408)	(0.3)%
Tax benefit					658	0.4%
Net loss					$(1,831)	(1.2)%
Diluted loss per share					$(0.07)

For the six months ended June 30, 2010
(dollars in thousands)

Revenue before eliminations	$69,133	$31,021	$41,588	$—	$141,742
Inter-segment eliminations	(39)	(14)	—	—	(53)
Revenue	69,094	31,007	41,588	—	141,689	100.0%
Gross profit	3,598	2,126	3,179	—	8,903	6.3%
SG&A	7,341	2,325	1,607	6,383	17,656	12.5%
Operating income (loss)	(3,743)	(199)	1,572	(6,383)	(8,753)	(6.2)%
Other income					148	0.1%
Interest expense					(154)	(0.1)%
Tax benefit					2,704	1.9%
Net loss					$(6,055)	(4.3)%
Diluted loss per share					$(0.22)

Increase/(Decrease) in Operating Results
(dollars in thousands)

Revenue before eliminations	$12,412	$4,812	$(1,876)	$—	$15,348
Inter-segment eliminations	38	(213)	—	—	(175)
Revenue	12,450	4,599	(1,876)	—	15,173	10.7%
Gross profit	3,983	614	(312)	—	4,285	48.1%
SG&A	(3,648)	(259)	1,438	23	(2,446)	(13.9)%
Operating income (loss)	7,631	873	(1,750)	(23)	6,731	76.9%
Other expense					(207)	(139.9)%
Interest expense					(254)	(164.9)%
Tax benefit					(2,046)	(75.7)%
Net loss					$4,224	69.8%
Increase per diluted share					$0.15

Management's Discussion and Analysis (continued)

After a period of declining revenues due to poor economic conditions, we are now experiencing increased project proposal activity, increased backlog and increased revenue generation. The increase in our revenues is attributable primarily to work we are performing for existing clients and alliance partners, successful cross-selling of our services under the “One ENGlobal” umbrella and international expansion. In particular, the Caspian Pipeline Consortium (CPC) project has been responsible for the bulk of the growth in our international business. We intend to continue to increase our efforts to build our business in both domestic and overseas markets and we are in the process of expanding our business development activities.

Although our revenues have increased, we are looking closely at our under-performing operations as well as those divisions that are not performing up to their current budget and we are making modifications that we believe will create positive results. During 2010 and 2011, we have been faced with actively managing legacy projects (SLE, Alon and Bigler) and legal issues which have resulted in approximately $8.8 million of write downs since the second quarter of 2010. We believe most of the legacy issues are behind us, but we will continue this process as a normal course of business.

Improving our margins on our existing work is an important area of focus. During the recent period of industry-wide decline in demand for the types of services ENGlobal provides, we reduced our rates significantly, as was required to obtain and retain business. Although the level of demand has increased, pricing in certain geographical markets is still extremely competitive and we have not yet been able to increase our margins to prior levels.

The Company is aggressively recruiting additional highly skilled engineering personnel to complete available work. This has been a challenge in a highly competitive market where there is great demand for experienced engineering professionals. In 2009, it was necessary to lay-off or furlough approximately 800 employees and we reduced employee benefits for the remaining employees. The management team effected more cutbacks and expense control efforts in March 2011, including another reduction in force. These decisions, which were necessitated by the adverse impact of industry conditions on the Company's operations, negatively affected employee morale, retention, and recruitment. To improve the situation, we evaluated, reinstated and revised certain employee benefits. The Company is also actively engaged in the process of identifying and engaging a new Chief Financial Officer given the resignation of our Chief Financial Officer during the second quarter. An interim Chief Financial Officer began working with the Company in June 2011.

Collection of receivables remains challenging as the economic sector we serve has continued to see only modest improvement. This is an area in which the Company is focusing significant effort. In addition, several risk management projects are underway, including improving, updating and providing training on Company policies and confirming and updating regulatory compliance.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.3 million. We expect a majority of the deferred revenue amount to be realized by year end.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $6.0 million in contingency, of which $4.7 million is related to the new Caspian Pipeline Consortium (CPC) project awarded in 2011. Losses on contracts are recorded in full as they are identified. $1.1 million of the contingency amount relates to projects that will be complete by fiscal year end and will be released to either cost or profit which is determined on a project by project basis.

Management's Discussion and Analysis (continued)

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

Industry Overview:
While our year-to-date revenues have increased over prior periods, we believe that they can be improved further based, in part, on the increasing levels of work we are receiving from new and existing clients, as well as from our alliance partners. We have been encouraged by an increasing trend of client inquiries and proposal activity in some of the sectors we serve, as well as signing several new alliance agreements. We anticipate that a significant portion of any improvement may be based on our continued expansion into international markets where industry conditions are more robust. We also believe that our domestic mid-stream market and the active “shale play” that have been identified in several areas in Texas present a promising project expansion opportunity.

Client spending in our industry has increased, but it continues to be less robust than in previous years. The extent to which client spending will continue and improve and the resulting impact on our financial results is not clear. Many industry experts believe that the spending levels will improve through the remainder of 2011.

In the past, ENGlobal has benefited from significant capital projects in the downstream refinery market, primarily related to increasing capacity, utilizing heavy or sour crude oil, and rebuilding facilities damaged by accidents or natural disasters. Historically, petrochemical demand has been driven in large part from the housing and automobile industries. We anticipate that future petrochemical work undertaken in the United States will consist primarily of smaller capital projects or maintenance projects. However, in the last several years, most domestic refiners have deferred significant new spending due to economic conditions, lower refining margins, lower refinery utilization and uncertainty created by proposed government regulation. Clients have begun to release deferred or canceled capital and maintenance projects and are actively pushing their downstream spending plans. In fact, we recently were awarded three significant projects in the Engineering and Construction segment to provide in-plant staffing and design engineering for chemical and petrochemical clients. Although competition remains strong, we are seeing an improvement in market conditions in the downstream sector as well as opportunities to participate in projects to upgrade obsolete automation and control systems at existing refineries and petrochemical plants. In addition, we continue to experience improvements in both maintenance and small capital projects from this sector and pricing appears to have leveled out.

Management's Discussion and Analysis (continued)

The midstream industry, consisting of pipeline transportation and storage, has also improved and we have seen strong business development efforts in this sector. ENGlobal is capable of providing a midstream client with several services in addition to engineering, such as right-of-way acquisition, regulatory permitting, inspection and construction management. Our clients are able to take advantage of our capabilities from the beginning (right-of-way) to the end (inspection) of any midstream project. The drivers we see behind growth in domestic midstream activity include: (1) crude oil, natural gas and natural gas liquids, or refined products, transportation away from active shale discoveries in various parts of the United States, (2) increasing activity in natural gas liquids processing given improved fractionation margins and increased production from liquids-rich shale plays, (3) movement of heavy Canadian crude oil into the United States, (4) movement of refined products from Gulf Coast refineries to the Midwestern and Northeastern United States, and (5) repairs and upgrades to the aging pipeline infrastructure which is driven by DOT pipeline integrity requirements.

The Marcellus, Eagle Ford, Bakkan, Utica, and Niobrara formations continue to be very active, which has increased our proposal activity in the midstream sector. These shale plays require pipelines to transport the oil, gas, or other products to processing or storage facilities. In February 2011, the Oil and Gas Journal released its 2011 Pipeline Construction Forecast predicting approximately 10,000 miles in the U.S., down from approximately 15,000 miles in 2010. However, the construction forecast is still considered extremely high when comparing historical levels. We do not expect to reach 2008 levels of activity this year; however, we anticipate continued steady activity in the midstream sector for the foreseeable future.

Driven by government stimulus and improving credit availability, alternative energy may present the Company with new project opportunities. To date, ENGlobal has mainly focused its efforts on biomass processes, such as those related to the production of ethanol and biofuels, and the gasification of refinery petroleum coke, municipal waste and other feedstocks as an energy source. Renewable Portfolio Standards mandate a timeline and percentage for electricity generation from renewable sources, such as wind, solar, geothermal and biomass. We believe that this factor, together with the United States' focus on energy independence, environmental concerns and government stimulus, should work together to drive demand for alternative and sustainable sources of energy. In addition, the Company has been pursuing business on electric power generation and transmission and distribution of energy. According to industry sources, a large amount of capital spending is expected in the coming years, including the transporting of renewable electric energy produced in remote areas to population centers. In many cases, alternative energy projects are being developed by new and smaller firms that expect to benefit from government grants and tax incentives, rather than our larger, traditional energy clients. As part of our new processes, these “developer” clients might be required to provide a retainer prior to ENGlobal beginning the work in certain situations, such as pending financing or initial project development start-up companies.

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

We have not been immune to the economic downturn and while client spending has been improved industry-wide, it continues to be lower than in past years. We believe these conditions will continue but we cannot be certain of the extent or timing of this improvement. Until industry conditions improve further, we will continue to experience intense competition for new business.

Management's Discussion and Analysis (continued)

As directed by our Strategic Plan, we have taken significant steps to become “One ENGlobal,” such as: (1) increasing our focus on business development to cross-sell our capabilities to our existing client base, (2) paying increased attention to those clients that are actively spending in the areas in which we do business, and (3) seeking to improve our ability to respond to changing market conditions in a manner that will allow the Company to remain profitable. We believe each of the Company's business segments is well positioned for growth as market conditions are improving for the following reasons:

•
ENGlobal has served many of our valued clients over a long period of time and these strong relationships are the foundation of our business. We are also continuously undertaking business development activities to form new long-term client relationships. While some clients are basing their purchasing decisions on overall costs rather than existing relationships, we continue to see project awards from our long-term clients and we have entered into several Master Service Agreements since the first of the year.

•
Our business relies primarily on small to mid-sized projects, many of which fall into the “run and maintain” category. We believe that future petrochemical work undertaken in the United States will consist primarily of these types of projects.

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

•
We are entering into more international contracts and actively working to increase our ability to take advantage of opportunities outside the United States. During the second quarter of 2011, we were awarded an engineering, procurement and commissioning services agreement from the Caspian Pipeline Consortium (CPC). Granted under two contracts, one to the Russian Federation and one to the Republic of Kazakhstan, the award is expected to have a total value of approximately $86 million over four years. Our Automation segment also benefits from its ability to sell work to large engineering and construction firms, thus gaining access to major international projects through tier-one firms.

Specific segment information contained below in this section provides further detail regarding the reasons for changes in our financial performance from period to period.

Revenue:
Of the overall increase in revenue for the three months ended June 30, 2011, as compared to the comparable 2010 period, approximately $7.8 million was attributable to our Engineering and Construction segment and $2.1 million was attributable to our Automation segment, offset by a decrease of $4.0 million attributable to our Field Solutions segment.

Management's Discussion and Analysis (continued)

Of the overall increase in revenue for the six months ended June 30, 2011, as compared to the comparable 2010 period, approximately $12.5 million was attributable to our Engineering and Construction segment and $4.6 million was attributable to our Automation segment, offset by a decrease of $1.9 million attributable to our Field Solutions segment.

Gross Profit:
The overall $3.4 million increase in gross profit for the three months ended June 30, 2011, as compared to the comparable 2010 period, was attributable to approximately $5.9 million in increased revenue offset by $2.5 million in increased costs. As a percentage of revenue, gross profit increased from 5.5% to 9.4% for the three months ended June 30, 2011, as compared to the same period in 2010.

The overall $4.3 million increase in gross profit for the six months ended June 30, 2011, as compared to the comparable 2010 period, was attributable to approximately $15.2 million in increased revenue offset by $10.9 million in increased costs. As a percentage of revenue, gross profit increased from 6.3% to 8.4% for the six months ended June 30, 2011, as compared to the same period in 2010.

Our gross profit and gross profit margin has increased due to the increase in revenue. However, we are still affected by the intense competition and pricing pressures. As a result, in many cases, we are working under contracts at lower margins in order to obtain and retain work due to the current market pressure.

Selling, General, and Administrative:
The $3.5 million decrease in operating SG&A expense for the three months ended June 30, 2011, as compared to the comparable 2010 period, primarily consisted of decreases of $3.0 million in bad debt expense mainly attributable to the Bigler write off in 2010, $0.3 million in facilities expenses, $0.2 million in professional services expense and $0.1 million in depreciation expense, offset by an increase of $0.1 million in salaries and employee related expenses. Operating SG&A is discussed in further detail in each of the segment sections.

The increase in all other SG&A expense for the three months ended June 30, 2011, as compared to the comparable 2010 period, was primarily the result of increases of $194,000 in professional services expense, $75,000 in office expenses, and $26,000 in salaries and employee related expenses, offset by decreases of $102,000 in facilities expenses, $45,000 in marketing expenses, $46,000 in depreciation expense and $27,000 in bad debt expense. As a percentage of revenue, all other SG&A expense decreased to 4.2% for the three months ended June 30, 2011, from 4.5% for the comparable prior year period.

The $2.5 million decrease in operating SG&A for the six months ended June 30, 2011, as compared to the comparable 2010 period, primarily consisted of decreases of $2.8 million in bad debt expense mainly attributable to the Bigler write off in 2010, $0.5 million in facilities expenses and $0.1 million in depreciation expense, offset by increases of $0.4 million in salaries and employee related expenses attributable to severance payments relating to right-sizing our Company, $0.4 million in professional services expense mainly related to legal accruals and $0.1 million in amortization expense.

The increase in all other SG&A expense for the six months ended June 30, 2011, as compared to the comparable 2010 period, was primarily the result of increases of $387,000 in salaries and employee related expenses and $161,000 in professional services expense, offset by decreases of $240,000 in facilities expenses, $118,000 in office expenses, $84,000 in depreciation expense, $56,000 in marketing expenses and $26,000 in bad debt expense. As a percentage of revenue, all other SG&A expense decreased to 4.1% for the six months ended June 30, 2011, from 4.5% for the comparable prior year period.

Operating Income (Loss):
The increase in operating income for the three months ended June 30, 2011, as compared to the comparable 2010 period, was mainly attributable to lower variable costs and lower SG&A expenses.

The decrease in operating loss for the six months ended June 30, 2011, as compared to the comparable 2010 period, was mainly attributable to lower variable costs and lower SG&A expenses.

Management's Discussion and Analysis (continued)

Other Expense, net:
Other expense for the three months ended June 30, 2011 mainly consisted of licenses and tax penalties, while other income for the same period in 2010 mainly consisted of $150,000 for a legal settlement.

Other expense for the six months ended June 30, 2011 mainly consisted of licenses and tax penalties, while other income for the same period in 2010 mainly consisted of $150,000 for a legal settlement.

Interest Expense, net:
Interest expense increased for the three months ended June 30, 2011, as compared to the comparable 2010 period, due to the higher line of credit balance.

Interest expense increased for the six months ended June 30, 2011, as compared to the comparable 2010 period, due to the higher line of credit balance.

Tax Provision (Benefit):
Income tax expense for the three months ended June 30, 2011, as compared to the comparable 2010 period, increased due to the increase in operating income.

Income tax benefit for the six months ended June 30, 2011, as compared to the comparable 2010 period, decreased due to the decrease in operating loss.

Net Income (Loss):
As a result of the changes detailed above, net income for the three months ended June 30, 2011 increased to an income of $0.1 million from a loss of $4.5 million for the comparable prior year period.

As a result of the changes detailed above, net loss for the six months ended June 30, 2011 decreased to a loss of $1.8 million from a loss of $6.0 million for the comparable prior year period.

Liquidity and Capital Resources

Overview
The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at June 30, 2011 was borrowings under our senior revolving credit facility with Wells Fargo Bank (the “Wells Fargo Credit Facility”). Cash on hand at June 30, 2011 totaled $34,000 and availability under the credit facility, after consideration of loan covenant restrictions, totaled $10,460,000, resulting in total liquidity of $10,494,000. As of June 30, 2011, management believes the Company is positioned to meet its liquidity requirements for the next 12 months.

At June 30, 2011, the amount outstanding on the Company's line of credit was $12.1 million compared to $18.7 million at December 31, 2010. The maturity date of the Wells Fargo Credit Facility is April 2012; therefore, the $12.1 million line of credit balance outstanding was classified as current portion of long-term debt on the balance sheet as of June 30, 2011.

Cash and the availability of cash could be materially restricted if:

•	losses return,

•	amounts billed are not collected or are not collected in a timely manner,

•	circumstances prevent the timely internal processing of invoices,

•	we are unable to win new projects that we can perform on a profitable basis,

•	project mix continues to shift from cost-reimbursable to fixed-price contracts and we are unable to accurately estimate the project costs and fees, resulting in cost overruns,

•	there are changes in our competitive position within our market in view of, among other things, the resulting changes in demand for our services and competitive pricing pressures,

•	the Company loses one or more of its major customers or its major customers continue to significantly reduce the amount of work requested from the Company,

•	we are unable to achieve our business strategy while effectively managing costs and expenses,

Management's Discussion and Analysis (continued)

•	the associated costs of compliance with laws and regulations, either currently or in the future, significantly impacts the Company,

•	there are substantial costs or fees to increase or replace our line of credit, or

•	we are unable to maintain compliance with the covenants of the Wells Fargo Credit Facility or to obtain waivers when necessary.

If any such event occurs and continues without remedy, we would be required to consider alternative financing options.

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. In December 2009, the Company entered into a credit agreement with Wells Fargo Bank, which provided a twenty-eight month, $25 million senior secured revolving credit facility. The Wells Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converted our borrowings from a revolving credit facility to an asset based lending agreement. The amendment allowed for borrowings limited to an aggregate of 70% of our current eligible accounts receivable agings and 50% of unbilled receivable agings to a cap of $5.0 million or 17.5% of our current eligible accounts receivable agings. The amendment also eliminated the asset coverage ratio covenant and increased the unused commitment fee from thirty basis points (0.30%) to fifty basis points (0.50%) per annum.

On June 30, 2011, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which increased the maximum principal amount available under the Line of Credit from $25 million to $35 million. The amendment allows for borrowings limited to an aggregate of 80% of our current eligible accounts receivable agings and 50% of unbilled receivable agings to a cap of $6.0 million or 17.5% of our current eligible accounts receivable agings. Eligible accounts receivable agings include deductions for standard items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. The amendment also eliminated the fixed charge ratio test for the second quarter of 2011 only, eliminated the total liabilities to tangible net worth ratio in its entirety and added an earnings before income taxes, depreciation and amortization (“EBITDA”) test of not less than $1.25 million. The amendment allows for other indebtedness of up to $10 million to cover the Ex-Im bank credit facility and up to $1.0 million in any 12 month period for the unsecured financing of insurance premiums. The outstanding balance on the Wells Fargo Credit Facility as of June 30, 2011, was $12.1 million at a fluctuating rate per terms of the Wells Fargo Credit Facility. The remaining borrowings available under the Wells Fargo Credit Facility as of June 30, 2011, were $10.5 million after consideration of loan covenant restrictions.

The Wells Fargo Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	fixed charge coverage ratio (commencing September 30, 2011) not less than 1.75 to 1.00;

•	EBITDA not less than $1.25 million.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investment, guarantees, restrictions on certain distributions and pledges of assets.

The Company was in compliance with all covenants under the Wells Fargo Credit Facility as of June 30, 2011. For the quarter ended June 30, 2011, our EBITDA was $1.6 million. During the six month period ended June 30, 2011, we expended or committed approximately 9%, or $0.3 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the six month period has been for normal operating requirements including office furniture, computers, software and vehicles. The Company does not expect to exceed the covenant limitation for capital expenditures during the balance of the current fiscal year.

Management's Discussion and Analysis (continued)

Cash Flows from Operating Activities:
Operations generated approximately $7.5 million in net cash during the six months ended June 30, 2011, compared with net cash generated from operations of $8.9 million during the same period in 2010.

The primary changes in working capital accounts during the six months ended June 30, 2011 were:

•
Increased Trade Receivables – The increase of $1.7 million from December 31, 2010, was primarily due to larger billings to a few major clients and increased work in the Automation and Engineering and Construction segments. Our days sales outstanding has fluctuated from 56 days for the three month period ended June 30, 2010 and for the twelve month period ended December 31, 2010, to 65 days for the three month period ended June 30, 2011. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

•	Decreased Notes Receivable - The decrease of $2.6 million from December 31, 2010 was due to payments received in relation to the Alon settlement.

•
Increased Accrued Compensation and Benefits – The increase of $5.4 million from December 31, 2010 was due to timing differences of our bi-weekly payrolls as well as the Company increasing the personal leave benefits for our regular full-time employees at the beginning of 2011.

•	Decreased Notes Payable - The decrease of $2.0 million from December 31, 2010 was due primarily to the payoff of a current note payable.

•
Decreased Current Portion of Long-Term Debt and Leases – The decrease of $6.6 million from December 31, 2010 was due to the Wells Fargo Credit Facility loan balance being lower at the end of the current quarter compared to year end.

•	Increased Other Liabilities - The increase of $2.2 million from December 31, 2010 was due to increased legal reserves and the funding from a client on pass-through project.

Stock Repurchase Program:
Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of 2.41 per share during the twelve months ended December 31, 2010. At June 30, 2011, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase. In accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

Management's Discussion and Analysis (continued)

Engineering and Construction Segment Results

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$43,699		$35,935		$7,764
Inter-segment eliminations	—		(17)		17
Total revenue	$43,699		$35,918		$7,781

Detailed revenue
Detail-design	$24,893	57.0%	$17,316	48.2%	$7,577	43.8%
Field services	16,391	37.5%	13,526	37.7%	2,865	21.2%
Procurement services	967	2.2%	1,257	3.5%	(290)	(23.1)%
Fixed-price	1,448	3.3%	3,819	10.6%	(2,371)	(62.1)%
Total revenue	$43,699	100.0%	$35,918	100.0%	$7,781	21.7%

Gross profit	4,399	10.1%	1,605	4.5%	2,794	174.1%

Operating SG&A expense	1,447	3.3%	4,752	13.2%	(3,305)	(69.5)%

Operating income (loss)	$2,952	6.8%	$(3,147)	(8.7)%	$6,099	193.8%

	For the Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$81,545		$69,133		$12,412
Inter-segment eliminations	(1)		(39)		38
Total revenue	$81,544		$69,094		$12,450

Detailed revenue
Detail-design	$44,892	55.1%	$34,220	49.5%	$10,672	31.2%
Field services	30,018	36.8%	27,142	39.3%	2,876	10.6%
Procurement services	2,701	3.3%	1,258	1.8%	1,443	114.7%
Fixed-price	3,933	4.8%	6,474	9.4%	(2,541)	(39.2)%
Total revenue	$81,544		$69,094	100.0%	$12,450	18.0%

Gross profit	7,581	9.3%	3,598	5.2%	3,983	110.7%

Operating SG&A expense	3,693	4.5%	7,341	10.6%	(3,648)	(49.7)%

Operating income (loss)	$3,888	4.8%	$(3,743)	(5.4)%	$7,631	(203.9)%

Management's Discussion and Analysis (continued)

Overview of Engineering and Construction Segment:
The Engineering and Construction segment provides consulting services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment also provides engineering consulting services relating to the installation, operation and maintenance of various government, public sector and international facilities.

The Engineering and Construction segment is experiencing a leveling off of new business opportunities consistent with the nature of small capital improvement and expense budgets which are managed annually. New project awards ramp up in the first half of the year with an expected uptrend in the fourth quarter of the year as actual expenditure trends are known and as remaining funding is released for both unplanned and other scheduled projects. The Company is seeing an increase in capital projects that had been delayed or canceled during the recent downturn. In addition, run and maintain project spending has also continued to increase. Previously awarded projects assisting clients in the process of restarting mothballed facilities continue to receive funding and are growing as initial inspections are completed and detailed scopes of work are identified. Cross selling efforts between the segments is also producing a positive impact for the Engineering and Construction segment as we have increased the breadth of work with traditionally loyal clients in our Automation and Field Solutions segments. Strength in government spending on fuel handling facilities also continues to maintain a strong pace and is reflected in the expanding list of government clients for which we are providing services. Proposal activity has been strong in the midstream market related to the gathering, processing and transport of oil and gas production in the domestic shale formations.

While competition remains strong, the Engineering and Construction segment continues to see signs that pricing power is beginning to come back as we have successfully negotiated higher rate multipliers with some clients as reflected in the improving gross profit percentages year over year. We are also feeling the benefit of implementing new business processes for selection of projects that we will pursue, evaluating high risk opportunities and exercising greater diligence in the selection of opportunities that we pursue. ENGlobal continues to be successful in adding new clients in our seconded in-plant engineering personnel division. We see the growth in placements of in-plant personnel as a positive indicator of continued strength in capital spending by our clients.

Revenue:
The increase in the Engineering and Construction segment's year to date revenue resulted primarily from new project awards from clients as a result of the increased capital spending plans for 2011 as compared to previous years. We have also seen increases in project awards related to new Master Service Agreements signed this year.

Of the overall increase in revenue from detail-design services for the three months ended June 30, 2011, as compared to the comparable 2010 period, approximately $1.6 million was related to increases in our Government services, in particular three large projects, as well as the addition of overall government spending on our existing maintenance contract. The remaining increase comes from projects in the chemical, petrochemicals, refining and midstream sectors, mainly with existing clients.

Of the overall increase in revenue from detail-design services for the six months ended June 30, 2011, as compared to the comparable 2010 period, approximately $3.5 million was related to increases in our Government services, in particular three large projects, as well as the addition of overall government spending on our existing maintenance contract. The remaining increase comes from projects in the chemicals, petrochemicals, refining and midstream sectors, mainly with existing clients.

The overall increase in revenue from field services for the three months ended June 30, 2011, as compared to the comparable 2010 period, was primarily due to the addition of new on-site assignments in several of our geographical areas with existing customers and new customers.

Management's Discussion and Analysis (continued)

The overall increase in revenue from field services for the six months ended June 30, 2011, as compared to the comparable 2010 period, was primarily due to the addition of new on-site assignments in several of our geographical areas with existing customers and new customers.

The slight change in revenue from procurement services for the three months ended June 30, 2011, as compared to the comparable 2010 period, was mainly due to work performed for a client that is expanding oil and gas production with exhuming, holding and loading functionality in the Eagle Ford shale region.

The overall increase in revenue from procurement services for the six months ended June 30, 2011, as compared to the comparable 2010 period, was mainly due to work performed for a client that is expanding oil and gas production with exhuming, holding and loading functionality. Procurement services include subcontractor placements, equipment purchases and other procurement activities as required by our clients. Our clients are expressing more interest in the EPC work and, as a result, activity for procurement services could increase in the future. Typically, procurement services have lower margins than engineering services.

The overall decrease in revenue from fixed-price services for the three months ended June 30, 2011, as compared to the comparable 2010 period, was due to the completion or near completion of several projects. More clients are requesting work to be performed on a fixed-price basis to control their costs and shift risk to their contractors.

The overall decrease in revenue from fixed-price services for the six months ended June 30, 2011, as compared to the comparable 2010 period, was due to the completion or near completion of several projects.

Gross Profit:
The increase in gross profit for the three months ended June 30, 2011, as compared to the same period in 2010, was the result of a combination of increased project awards, improved pricing power and control of variable labor costs. Of the overall increase, $7.8 million was attributable to increased revenues, offset by increased costs of $5.0 million. The gross profit margin increase was a result of reduced overhead costs and slightly increased margins on labor revenues.

The increase in gross profit for the six months ended June 30, 2011, as compared to the same period in 2010, was the result of a combination of increased project awards, improved pricing power and control of variable labor costs. Of the overall increase, $12.5 million was attributable to increased revenues, offset by increased costs of $8.5 million. The gross profit margin increase was a result of reduced overhead costs and slightly increased margins on labor revenues.

Selling, General, and Administrative:
The decrease in the Engineering and Construction segment's SG&A expense for the three months ended June 30, 2011, as compared to the comparable 2010 period, was due to decreases of $2.9 million in bad debt expense primarily attributable to the Bigler write off in 2010, $0.2 million in facilities expenses, $0.2 million in professional services expense and $0.1 million in amortization and depreciation expense, offset by an increase of $0.1 million in salaries and employee related expenses.

The decrease in the Engineering and Construction segment's SG&A expense for the six months ended June 30, 2011, as compared to the comparable 2010 period, was due to decreases of $2.9 million in bad debt expense primarily attributable to the Bigler write off in prior year, $0.7 million in professional services expense, $0.4 million in facilities expenses and $0.1 million in depreciation and amortization expense, offset by an increase of $0.4 million in salaries and employee related expenses, of which half is attributable to severance payments relating to right-sizing our Company.

Operating Income:
The overall increase in our Engineering and Construction segment's operating income for the three and six months ended June 30, 2011, as compared to the comparable 2010 periods, was due to the factors discussed above.

Management's Discussion and Analysis (continued)

Automation Segment Results

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$17,930		$15,804		$2,126
Inter-segment eliminations	(37)		(14)		(23)
Total revenue	$17,893		$15,790		$2,103

Detailed revenue
Electrical	$6,511	36.4%	$2,362	14.9%	$4,149	175.7%
Fabrication	5,687	31.8%	7,449	47.2%	(1,762)	(23.7)%
Non-fabrication	5,695	31.8%	5,979	37.9%	(284)	(4.7)%
Total revenue	$17,893	100.0%	$15,790	100.0%	$2,103	13.3%

Gross profit	1,860	10.4%	744	4.7%	1,116	150.0%

Operating SG&A expense	1,128	6.3%	1,368	8.7%	(240)	(17.5)%

Operating income (loss)	$732	4.1%	$(624)	(4.0)%	$1,356	217.3%

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$35,833		$31,021		$4,812
Inter-segment eliminations	(227)		(14)		(213)
Total revenue	$35,606		$31,007		$4,599

Detailed revenue
Electrical	$14,671	41.2%	$2,362	7.6%	$12,309	521.1%
Fabrication	10,153	28.5%	16,720	53.9%	(6,567)	(39.3)%
Non-fabrication	10,782	30.3%	11,925	38.5%	(1,143)	(9.6)%
Total revenue	$35,606	100.0%	$31,007	100.0%	$4,599	14.8%

Gross profit	2,740	7.7%	2,126	6.9%	614	28.9%

Operating SG&A expense	2,066	5.8%	2,325	7.5%	(259)	(11.1)%

Operating income (loss)	$674	1.9%	$(199)	(0.6)%	$873	(438.7)%

Management's Discussion and Analysis (continued)

Overview of Automation Segment:
The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. In addition, the Automation segment provides instrument and electrical construction services to complex commercial and industrial projects.

These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and Canada as well as the Middle East and the Latin America. We provide clients with a full range of services including front-end engineering feasibility studies and the execution of active large scope engineering, procurement and construction projects. By focusing on large-scale projects, we intend to pursue control systems conversion and new installation projects. ENGlobal has proven capabilities for plant automation services and products to respond to an industry progression toward replacing obsolete technology with new open system architecture equipment. Our Automation segment is focusing significant efforts not only on marketing our services to our existing client base, but also to expanding our client base outside of the energy sector both domestically and internationally.

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

A significant part of our Automation segment's work is driven by our clients' need to replace aging and obsolete control and analytical equipment. This has historically provided a reliable and recurring source of projects. While some of these expenditures were deferred in the past couple years, many clients have recently funded technology migration programs as equipment obsolescence is looming. With such a large installed base, it will take our clients several years to migrate to current technology.

The addition of our Electrical Services group within the Automation segment now enables ENGlobal to provide detailed engineering and design, fabrication and installation services for turnkey automation projects. We believe clients appear to be receptive to assigning complete EPC responsibility to ENGlobal's Automation segment due to our depth of expertise on these types of projects.

Revenue:
The increase from our electrical services revenue for the three months ended June 30, 2011, as compared to the comparable 2010 period, is due to the new instrument and electrical services being offered to new and existing clients. We began offering this service in April 2010.

The increase from our electrical services revenue for the six months ended June 30, 2011, as compared to the comparable 2010 period, is due to the new instrument and electrical services being offered to new and existing clients. We began offering this service in April 2010.

Management's Discussion and Analysis (continued)

The overall decrease from our fabrication revenue for the three months ended June 30, 2011, as compared to the comparable 2010 period, was related to the significant revenue from two extremely large, international projects which were completed in 2010.

The overall decrease from our fabrication revenue for the six months ended June 30, 2011, as compared to the comparable 2010 period, was related to the significant revenue from two extremely large, international projects which were completed in 2010.

The overall decrease from our non-fabrication revenue for the three months ended June 30, 2011, as compared to the comparable 2010 period, was related to the completion of several major projects as well as the slower level of project awards at year end.

The overall decrease from our non-fabrication revenue for the six months ended June 30, 2011, as compared to the comparable 2010 period, was related to the completion of several major projects as well as the slower level of project awards at year end.

In the second quarter of 2011, the Automation segment won the Caspian Pipeline Consortium (CPC) project. This is an $85 million project that is anticipated to last four years. It will utilize the non-fabrication and fabrication divisions of the Automation segment.

Gross profit:
Of the overall increase in our Automation segment's gross profit for the three months ended June 30, 2011, as compared to the comparable 2010 period, $2.1 million was attributable to increased revenues, offset by increased costs of $1.0 million. The increase in gross profit is due to reduced variable costs, efficiencies from process improvements and higher project margins.

Of the overall increase in our Automation segment's gross profit for the six months ended June 30, 2011, as compared to the comparable 2010 period, $4.6 million was attributable to increased revenues, offset by increased costs of $4.0 million. The increase in gross profit is due to reduced variable costs, efficiencies from process improvements and higher project margins.

Selling, General, and Administrative:
The overall decrease in our Automation segment's SG&A expense for the three months ended June 30, 2011, as compared to the comparable 2010 period, was attributable to decreases of $122,000 in professional services expense, $94,000 in salaries and employee related expenses, $19,000 in facilities expenses and $18,000 in taxes, offset by an increase of $13,000 in amortization expense.

The overall decrease in our Automation segment's SG&A expense for the six months ended June 30, 2011, as compared to the comparable 2010 period, was attributable to decreases of $272,000 in salaries and employee related expenses, $128,000 in professional services expense, $81,000 in facilities expenses and $20,000 in taxes, offset by increases of $150,000 in bad debt expense and $95,000 in amortization and depreciation expense.

Operating Income:
The overall increase in our Automation segment's operating income for the three and six months ended June 30, 2011, as compared to the comparable 2010 periods, was due to the factors discussed above.

Management's Discussion and Analysis (continued)

Field Solutions Segment Results

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$18,020		$21,997		$(3,977)
Inter-segment eliminations	—		—		—
Total revenue	$18,020		$21,997		$(3,977)

Detailed revenue
Inspection services	$11,669	64.8%	$16,172	73.5%	$(4,503)	(27.8)%
Land services	6,351	35.2%	5,825	26.5%	526	9.0%
Total revenue	$18,020	100.0%	$21,997	100.0%	$(3,977)	(18.1)%

Gross profit	1,208	6.7%	1,682	7.6%	(474)	(28.2)%

Operating SG&A expense	964	5.3%	872	3.9%	92	10.6%

Operating income	$244	1.4%	$810	3.7%	$(566)	(69.9)%

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$39,712		$41,588		$(1,876)
Inter-segment eliminations	—		—		—
Total revenue	$39,712		$41,588		$(1,876)

Detailed revenue
Inspection services	$27,837	70.1%	$29,493	70.9%	$(1,656)	(5.6)%
Land services	11,875	29.9%	12,095	29.1%	(220)	(1.8)%
Total revenue	$39,712	100.0%	$41,588	100.0%	$(1,876)	(4.5)%

Gross profit	2,867	7.2%	3,179	7.6%	(312)	(9.8)%

Operating SG&A expense	3,045	7.7%	1,607	3.8%	1,438	89.5%

Operating income (loss)	$(178)	(0.4)%	$1,572	3.8%	$(1,750)	(111.3)%

Management's Discussion and Analysis (continued)

Overview of Field Solutions Segment:
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

The Field Solutions segment has benefited from increasing activity within the midstream, utilities and interstate pipeline sectors. With discoveries in domestic locations such as the Bakken, the Marcellus Shale, the Eagle Ford Shale and the Niobrara proving to be prolific, enhanced recovery efforts are translating to enhanced build out of supporting infrastructure. We believe ENGlobal's Field Solutions segment is well positioned to provide a number of key services - land, permitting, regulatory, governmental and legislative affairs, inspection, construction monitoring and damage claims and reclamation - all of which are required to repair old systems and create new, expanded supporting lines and facilities. In the past quarter, economic conditions have improved within the energy sector. We believe that this is largely due to a cautious easing of pent up capital and a perceived shortage of oil, with the acknowledged need for the country to begin migrating to alternative solutions such as natural gas in earnest - a solution that has as much reserve potential domestically as Saudi Arabia's oil reserves.

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

Revenue:
The overall decrease in revenue from inspection related services for the three and six months ended June 30, 2011, as compared to the comparable 2010 periods, was attributable to the completion of a large project and the absence of awards of new projects.

The slight changes in revenue from land related services for the three and six months ended June 30, 2011, as compared to the comparable 2010 periods, was attributable to the completion of projects along with clients delaying capital projects.

Gross profit:
Of the overall decrease in our Field Solutions segment's gross profit for the three months ended June 30, 2011, as compared to the comparable 2010 period, $4.0 million was attributable to decreased revenues, offset by decreased costs of $3.5 million. This decrease is attributable to overall lower margins.

Of the overall decrease in our Field Solutions segment's gross profit for the six months ended June 30, 2011, as compared to the comparable 2010 period, $1.9 million was attributable to decreased revenues, offset by decreased costs of $1.6 million. This decrease is attributable to overall lower margins.

We continue to experience higher client demands for lower costs. As a result, some of our contracts provide lower margins than we have been able to earn in the past.

Selling, General, and Administrative:
The overall increase in our Field Solutions segment's SG&A expense for the three months ended June 30, 2011, as compared to the comparable 2010 period, was mainly attributable to increases of $106,000 in salaries and employee related expenses and $90,000 in professional services expense related to legal accruals, offset by decreases of $40,000 in bad debt expense, $28,000 in marketing expenses, $19,000 in facilities expenses and $15,000 in office expenses and taxes.

Management's Discussion and Analysis (continued)

The overall increase in our Field Solutions segment's SG&A expense for the six months ended June 30, 2011, as compared to the comparable 2010 period, was mainly attributable to increases of $1,205,000 in professional services expense related to legal accruals and $262,000 in salaries and employee related expenses, offset by a decrease of $30,000 in facilities expenses.

Operating Income:
The overall decrease in our Field Solutions segment's operating income for the three and six months ended June 30, 2011, as compared to the comparable 2010 periods, was due to the factors discussed above.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Wells Fargo Credit Facility. As of June 30, 2011, $12.1 million was outstanding under the Wells Fargo Credit Facility that accrues interest at 3.75% above the Daily One Month LIBOR Rate in effect from time to time. The Wells Fargo Credit Facility includes a commitment fee of 50 basis points for the unused portion of the $35 million credit facility.

In general, our exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our Canadian subsidiary from the Canadian dollar to the U.S. dollar. Currently, we do not engage in foreign currency hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant's management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2011

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2011

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2011

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated:	August 4, 2011

	By:	/s/ Edward L. Pagano
Edward L. Pagano
Chief Executive Officer and Principal Accounting Officer