Form 10-Q
period 2011-09-30
ENGLOBAL CORP
filed 2011-11-10
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large Accelerated Filer		Accelerated Filer
Non-Accelerated Filer	(Do not check if a smaller reporting company)	Smaller Reporting Company	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 7, 2011.

$0.001 Par Value Common Stock	26,620,450 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except losses per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues	$79,788	$81,810	$221,979	$221,009
Operating costs	71,327	75,452	200,233	205,943
Gross profit	8,461	6,358	21,746	15,066

Selling, general and administrative expenses	8,249	14,531	23,328	32,187
Operating income (loss)	212	(8,173)	(1,582)	(17,121)

Other income (expense):
Other income (expense), net	(8)	(34)	(68)	114
Interest expense, net	(303)	(101)	(711)	(255)
Loss from continuing operations before income taxes	(99)	(8,308)	(2,361)	(17,262)

Provision (benefit) for federal and state income taxes	138	(3,045)	(460)	(5,822)

Loss from continuing operations	(237)	(5,263)	(1,901)	(11,440)

Income (loss) from discontinued operations, net of taxes	(1,036)	62	(1,203)	184

Net loss	$(1,273)	$(5,201)	$(3,104)	$(11,256)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.19)	$(0.07)	$(0.42)
Income (loss) from discontinued operations	$(0.04)	$0.00	$(0.05)	$0.01
Net loss	$(0.05)	$(0.19)	$(0.12)	$(0.41)

Weighted average shares used in computing losses per share - basic & diluted (in thousands)	26,620	27,073	26,585	27,309

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except per share and share amounts)

ASSETS
	September 30, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$34	$49
Restricted cash	2,275	—
Trade receivables, net of allowances of $1,372 and $2,130	57,937	52,465
Prepaid expenses and other current assets	1,180	1,802
Notes receivable	514	2,579
Costs and estimated earnings in excess of billings on uncompleted contracts	5,978	3,146
Assets held for sale - current	4,909	5,669
Federal and state income taxes receivable	7,265	6,841
Deferred tax asset	3,515	2,619
Total Current Assets	$83,607	$75,170
Property and equipment, net	3,439	4,416
Goodwill	22,614	22,614
Other intangible assets, net	3,374	4,975
Long-term trade and notes receivable, net of current portion and allowances	1,108	1,361
Deferred tax asset, non-current	1,575	1,424
Other assets	566	364
Total Assets	$116,283	$110,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$9,783	$8,624
Accrued compensation and benefits	15,355	11,045
Notes payable	—	2,070
Current portion of long-term debt and leases	21,538	19,093
Deferred rent	688	629
Billings in excess of costs and estimated earnings on uncompleted contracts	2,318	947
Liabilities held for sale - current	1,200	1,268
Other current liabilities	3,096	1,294
Total Current Liabilities	$53,978	$44,970
Long-Term Debt and Leases, net of current portion	—	252
Total Liabilities	$53,978	$45,222
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,620,450 and 26,676,279 shares outstanding and 27,601,549 and 27,657,378 shares issued at September 30, 2011 and December 31, 2010, respectively	$28	$28
Additional paid-in capital	37,915	37,608
Retained earnings	26,794	29,920
Treasury stock at cost - 981,099 shares at September 30, 2011 and December 31, 2010	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(92)
Total Stockholders' Equity	$62,305	$65,102
Total Liabilities and Stockholders' Equity	$116,283	$110,324
See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,104)	$(11,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,730	3,432
Share-based compensation expense	307	316
Deferred income tax benefit	(1,047)	—
(Gain)/Loss on disposal of property, plant and equipment	(18)	75
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(3,300)	6,921
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,693)	2,002
Prepaid expenses and other assets	482	1,451
Accounts payable	(210)	2,356
Accrued compensation and benefits	4,289	2,079
Billings in excess of costs and estimated earnings on uncompleted contracts	1,163	(1,648)
Other liabilities	1,876	712
Income taxes receivable	(425)	(4,241)
Net cash provided by operating activities	$1,050	$2,199
Cash Flows from Investing Activities:
Property and equipment acquired	(452)	(880)
Proceeds from note receivable	—	15
Business acquisitions, net of cash acquired	—	(1,896)
Proceeds from sale of other assets	65	13
Net cash used in investing activities	$(387)	$(2,748)
Cash Flows from Financing Activities:
Borrowings on line of credit	118,947	78,123
Payments on line of credit	(116,358)	(74,387)
Purchase of treasury stock	—	(2,363)
Proceeds from issuance of common stock	—	63
Repayments under capital lease	(51)	(142)
Other long-term debt repayments	(941)	(534)
Net cash provided by financing activities	$1,597	$760
Effect of Exchange Rate Changes on Cash	—	3
Net change in cash	2,260	214
Cash and cash equivalents, at beginning of period	49	143
Cash and cash equivalents, at end of period	$2,309	$357
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

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) included herein are unaudited for the three-month and nine-month periods ended September 30, 2011 and 2010, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2010, have been derived from the audited financial statements. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented not misleading.

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 presentation to report discontinued operations. Refer to Note 3.

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

In September 2011, the FASB issued guidelines amending the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the guidance as a result of this update are effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company). We do not expect that the adoption of this guidance will have a significant impact on our consolidated financial statements.

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

NOTE 3 - DISCONTINUED OPERATIONS

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business. As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. These assets and their related operations will be classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's re-casted consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as a loss from discontinued operations, net of taxes.

The Company expects to complete the disposal of its discontinued operations within 12 months of the effective date, however, the process is in its early stages and at this time we are unable to determine the gain or loss upon the ultimate disposal of the discontinued operations. Gain or loss from the disposal, when ascertained, will be properly disclosed in the notes to the financial statements. The Company will have no continuing involvement with these operations after their disposal.

Summarized financial information for discontinued operations is shown below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenues	$2,292	$3,942	$16,963	$6,432
Costs	3,906	3,836	18,805	6,131
Operating income (loss)	$(1,614)	$106	$(1,842)	$301
Other income (expense)	1	—	2	—
Tax expense (benefit)	(577)	44	(637)	117
Net income (loss)	$(1,036)	$62	$(1,203)	$184

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Assets:
Trade receivables	$3,745	$3,599
Prepaid expenses and other current assets	3	(1)
Cost and estimated earnings in excess of billings on uncompleted contracts	845	$1,983
Property and equipment, net	316	$87
Other assets	—	$1
Total Assets held for sale	$4,909	$5,669
Liabilities:
Accounts payable	$910	806
Accrued compensation and benefits	196	176
Deferred rent	10	—
Billings in excess of costs and estimated earnings on uncompleted contracts	79	286
Other current liabilities	5	—
Total Liabilities held for sale	$1,200	$1,268
NOTE 4 – STOCK COMPENSATION PLANS

The Company's 1998 Incentive Plan (“Option Plan”) that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors under the Option Plan vested quarterly over a one-year period. As of November 7, 2011, 775,000 shares of common stock remained subject to outstanding awards previously granted under the Option Plan.

In June 2009, the Company's stockholders approved a new 2009 Equity Incentive Plan (“Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors vest quarterly over a one-year period coinciding with their service term. As of November 7, 2011, 319,766 shares of restricted stock have been granted under the Equity Plan, of which 133,115 remain subject to outstanding awards. Unvested restricted stock awards and restricted stock units are included in diluted earnings per share until the shares have been vested. The vested shares are then included in basic earnings per share.

Total share-based compensation expense in the amount of $109,000 and $116,000 was recognized during the three-months ended September 30, 2011 and 2010, respectively. Total share-based compensation expense in the amount of $307,000 and $316,000 was recognized during the nine-months ended September 30, 2011 and 2010, respectively. Share-based compensation expense is reported in selling, general and administrative expense.

Stock Options

Compensation expense related to outstanding non-vested stock option awards under the Option Plan of $27,000 had not been recognized at September 30, 2011. This compensation expense is expected to be recognized over a weighted-average period of approximately 3 months.

The following table summarizes stock option activity through the third quarter of 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)*
Balance at December 31, 2010	915,000	$7.14	5.2	$145
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	(140,000)	8.77	—	—

Balance at September 30, 2011	775,000	$6.84	4.4	$340

Exercisable at September 30, 2011	755,000	$6.77	4.4	$340

*Based on average stock price through the third quarter of 2011 of $3.92 per share. The average stock price for the same period in 2010 was $2.72 per share. The total fair value of vested options outstanding as of September 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively.

There were no options exercised during the nine months ended September 30, 2011. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $76,000.

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

The amount of compensation expense related to all restricted stock awards that had not been recognized at September 30, 2011, totaled $352,000. This compensation expense is expected to be recognized over a weighted-average period of approximately 20 months.

NOTE 5 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(dollars in thousands)

Costs incurred on uncompleted contracts	$22,731	$49,529
Estimated earnings on uncompleted contracts	6,523	7,940
Earned revenues	29,254	57,469
Less: billings to date	25,594	55,270
Net costs and estimated earnings in excess of billings on uncompleted contracts	$3,660	$2,199

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,978	$3,146
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,318)	(947)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$3,660	$2,199

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

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we defer revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.2 million as of September 30, 2011, compared to $0.5 million as of December 31, 2010. We expect a majority of the deferred revenue amount to be realized by year end.

NOTE 6 – LINE OF CREDIT AND DEBT

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Schedule of Long-Term Debt and Leases:
Wells Fargo Credit Facility	$21,287	$18,698
The following notes are subordinate to the credit facility and are unsecured:
ICP Transco, Inc.	—	96
Control Dynamics International, L.P.	251	500
Total long-term debt	21,538	19,294
Less: current maturities of long-term debt	(21,538)	(19,042)
Long-term debt, net of current portion	—	252
Borrowings under capital lease	—	51
Less: current maturities of capital lease	—	(51)
Total long-term debt and leases, net of current portion	$—	$252

The maturity date of the Credit Facility is April 2012; therefore, it is classified as current on the balance sheet as of September 30, 2011.

The rate applicable to the Credit Facility line of credit outstanding at September 30, 2011 and December 31, 2010 was 4.0% and 4.125%, respectively. Interest and discount rates on the remainder of the Company's notes payable is 5.00%, with the weighted average being 5.00% and 5.63% at September 30, 2011 and December 31, 2010, respectively.

On June 30, 2011, the Company entered into a third agreement to amend the Credit Facility, reset financial covenants and increase the underlying line of credit from $25 million to $35 million. The financial covenants were reset to require:

•	total liabilities to tangible net worth ratio not greater than 2.25 to 1.00

•	fixed charge coverage ratio not less than 1.75 to 1.00

The Company was not in compliance with all covenants under the Credit Facility as of September 30, 2011; however, Wells Fargo waived its default rights with respect to the breach for the third quarter of 2011 only. For the quarter ended September 30, 2011, our total liabilities to tangible net worth ratio was 1.49 to 1.00 and our fixed charge coverage ratio was 0.09 to 1.00. During the nine-month period ended September 30, 2011, we expended or committed approximately 13%, or $0.5 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the nine-month period has been for normal operating requirements including office furniture, computers, software and vehicles. The Company does not expect to exceed the covenant limitation for capital expenditures during the balance of the current fiscal year.

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

NOTE 7 – SEGMENT INFORMATION

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

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. Prior to September 30, 2011, the Automation segment provided electrical project management through its Electrical Services group to complex commercial and industrial projects. However, effective July 1, 2011, management approved a plan to sell the Electric Services group. Please refer to Note 3.

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

For the three months ended September 30, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue	$46,695	$13,787	$19,306	$—	$79,788
Gross profit	4,659	2,117	1,685	—	8,461
SG&A	2,009	1,148	1,567	3,525	8,249
Operating income (loss)	2,650	969	118	(3,525)	212
Other expense					(8)
Interest expense					(303)
Tax benefit					(138)
Discontinued operations - net of taxes					(1,036)
Net loss from continuing operations					$(1,273)

For the three months ended September 30, 2010
(dollars in thousands)

Revenue before eliminations	$44,737	$11,259	$26,024	$—	$82,020
Inter-segment eliminations	(9)	(201)	—	—	(210)
Revenue	44,728	11,058	26,024	—	81,810
Gross profit (loss)	4,672	(255)	1,941	—	6,358
SG&A	9,051	1,037	951	3,492	14,531
Operating income (loss)	(4,379)	(1,292)	990	(3,492)	(8,173)
Other expense					(34)
Interest expense					(101)
Tax benefit					3,045
Discontinued operations - net of taxes					62
Net loss from continuing operations					$(5,201)

For the nine months ended September 30, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$128,240	$34,949	$59,018	$—	$222,207
Inter-segment eliminations	(1)	(227)	—	—	(228)
Revenue	128,239	34,722	59,018	—	221,979
Gross profit	12,240	4,954	4,552	—	21,746
SG&A	5,702	3,083	4,612	9,931	23,328
Operating income (loss)	6,538	1,871	(60)	(9,931)	(1,582)
Other expense					(68)
Interest expense					(711)
Tax benefit					460
Discontinued operations - net of taxes					(1,203)
Net loss					$(3,104)

For the nine months ended September 30, 2010
(dollars in thousands)

Revenue before eliminations	$113,870	$39,790	$67,612	$—	$221,272
Inter-segment eliminations	(48)	(215)	—	—	(263)
Revenue	113,822	39,575	67,612	—	221,009
Gross profit	8,270	1,676	5,120	—	15,066
SG&A	16,392	3,362	2,558	9,875	32,187
Operating income (loss)	(8,122)	(1,686)	2,562	(9,875)	(17,121)
Other income					114
Interest expense					(255)
Tax benefit					5,822
Discontinued operations - net of taxes					184
Net loss					$(11,256)

Total Assets by Segment	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
Engineering and Construction	$57,136	$53,333
Automation*	25,448	24,883
Field Solutions	17,293	19,702
All Other	16,406	12,406
Consolidated	$116,283	$110,324

*Includes $4.9 million and $5.7 million of assets held for sale from discontinued operations for September 30, 2011 and December 31, 2010, respectively.

NOTE 8 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the three-months and nine-months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Current	$101	$156	$550	$344
Deferred	37	(3,201)	(1,010)	(6,166)
Total tax expense (benefit)	$138	$(3,045)	$(460)	$(5,822)
Discontinued operations	(577)	44	(637)	117
Total tax benefit	$(439)	$(3,001)	$(1,097)	$(5,705)
Effective tax rate	25.6%	36.6%	26.1%	33.6%

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period.

NOTE 9 – EARNINGS PER SHARE

The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share (“EPS”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(shares in thousands)
Weighted average shares outstanding used to compute basic EPS	26,620	27,073	26,585	27,309
Effect of share-based compensation plans	—	—	—	—
Shares used to compute diluted EPS	26,620	27,073	26,585	27,309

The Company excluded potentially issuable shares of 593,000 and 813,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three and nine-month periods ended September 30, 2011 and 2010, respectively.

NOTE 10 – STOCK REPURCHASE PROGRAM

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of 2.41 per share during the twelve months ended December 31, 2010. At September 30, 2011, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase. In accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire on or before May 2013, with the severance terms ranging from three to six months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than (1) termination for cause, (2) voluntary resignation or (3) the employee's death, the Company is obligated to provide a severance benefit equal to between three and six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of a non-competition agreement. Some of these agreements are renewable for an additional one-year term at the Company's option. No liability is recorded for the Company's obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

Long-term Trade and Note Receivable

In the first quarter of 2007, ENGlobal and South Louisiana Ethanol, LLC (“SLE”) executed an agreement for engineering, procurement and construction (“EPC”) services relating to the retro-fit of an ethanol plant in southern Louisiana (the “SLE project”). In October 2007, SLE executed a promissory note, or “Hand Note,” payable to the Company and having a principal balance of approximately $12.3 million, constituting all amounts then due to the Company for its work performed in connection with the project. During 2010, the Company elected to write down the SLE note receivable to $1.4 million and during the third quarter of 2011 the Company elected to write down the receivable an additional $0.3 million to $1.1 million. The history of the SLE Project is described in Note 12 to the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is discussed further in the Company's Annual Reports on Form 10-K for the years ended December 31, 2007, 2008, 2009 and 2010. More information relating to the SLE matter is also discussed further in Litigation below.

Litigation

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case number 09-12676. On October 26, 2010, the Bankruptcy Court issued an order setting forth the manner in which proceeds of a sale of the SLE property will be allocated among the debtors in the Bankruptcy proceeding. Given the time this matter has been pending, together with other factors, such as the time it would take to prosecute an appeal, ENGlobal elected to write down the note receivable to $1.4 million in 2010 and during the third quarter of 2011 the Company elected to write down the receivable an additional $0.3 million to $1.1 million. Although an auction of the SLE property was scheduled for June 30, 2011, SLE accepted a closed bid pursuant to the “Bid Procedures” approved by the court in April. The purchase price was $6.8 million allocated as follows: $2.6 million for “Immoveable Property”, $4.0 million for “Moveables”, and $0.2 million for an Option to Purchase SLE's membership interest in CHS-SLE, LLC. A hearing was held and the judge approved the sale, subject to ENGlobal's reservation of the value allocation and categorization for immovable and movable assets. ENGlobal estimates net recovery to be approximately $1.2 million of which an undetermined amount may have to be paid to a subcontractor.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

On July 7, 2010, a class action lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division entitled “Michael Phillips, on behalf of Himself and Others Similarly Situated, v. ENGlobal Corporation.” The lawsuit was filed on behalf of approximately 200 welding inspectors seeking damages for violations of the Fair Labor Standards Act. The plaintiffs are seeking unpaid overtime, liquidated damages, attorneys’ fees, costs and expenses. These types of workers were historically paid a day rate, a practice that is prevalent through out the industry and, in some instances, is client-driven. Many of ENGlobal's competitors have also been sued in similar actions. ENGlobal has recently modified its pay practices to pay these workers by the hour. ENGlobal is currently in settlement discussions, and believes that it has adequate legal reserves for the case.

As of the date of these interim financial statements, we are party to several legal proceedings arising in the ordinary course of business that we believe have been adequately allowed for, are covered by insurance or if determined adversely to us, whether individually or in the aggregate, would not have a material adverse effect on our results of operations or financial position. However, we cannot predict the ultimate outcomes of these matters with certainty. In addition, the Company has filed suit against a number of its clients for payment of accounts receivable. Although the Company believes it will receive favorable judgments in these collection matters, due to the impact of the downturn of the business and credit climate on its clients' businesses, it may not be able to fully collect on judgments it receives.

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.4 million as of September 30, 2011 and $1.2 million as of December 31, 2010.

NOTE 12 – SUBSEQUENT EVENTS

On November 3, 2011 John R. Beall, who had been appointed as interim CFO effective June 29, 2011, accepted the position of Chief Financial Officer on a permanent basis. Further details about Mr. Beall's employment can be found in the Company’s Form 8/K filed with the SEC on November 3, 2011.

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

With the exception of reclassifications related to our discontinued operations (see below), the total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments in which the Company previously operated and reported.

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business. As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. These assets and their related operations will be classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's re-casted consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as a loss from discontinued operations, net of taxes.

Management's Discussion and Analysis (continued)

The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three-months and nine-months ended September 30, 2011, compared to the corresponding periods in 2010.

	During the three months ended September 30, 2011	During the nine months ended September 30, 2011
Revenues	Decreased 2.5%	Increased 0.4%
Gross profit	Increased 33.1%	Increased 44.3%
Operating income	Increased 102.6%	Increased 90.8%
SG&A expense	Decreased 43.2%	Decreased 27.5%
Net loss from continuing operations	Decreased 95.5%	Decreased 83.4%

Selected Balance Sheet Comparisons	As of	As of	As of
	September 30,	December 31,	September 30,
	2011	2010	2010
	(dollars in thousands)

Working capital	$29,629	$30,200	$27,688
Total assets*	$116,283	$110,324	$105,784
Long-term debt and capital leases, net of current portion	$—	$252	$1,317
Stockholders' equity	$62,305	$65,102	$65,475
Days sales outstanding	70	56	55
*Includes $4.9 million , $5.7 million, and $3.7 million of assets held for sale from discontinued operations for September 30, 2011, December 31, 2010, and September 30, 2010, respectively.

The Company manages its billing and client collection processes to reduce days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

Total stockholders' equity decreased 4.3%, or $2.8 million, from $65.1 million as of December 31, 2010 to $62.3 million as of September 30, 2011. The decrease in stockholders' equity compared to September 30, 2010 was 4.8%, or $3.2 million.

After a period of declining revenues due to poor economic conditions, we are now experiencing increased project proposal activity, increased backlog and increased revenue generation when compared to the same periods last year. The increase in our revenues is attributable primarily to work we are performing for existing clients and alliance partners, successful cross-selling of our services under the “One ENGlobal” umbrella and international expansion. In particular, the Caspian Pipeline Consortium (CPC) project has been responsible for the bulk of the growth in our international business. We intend to continue to increase our efforts to build our business in both domestic and overseas markets and we are continuing to expand our business development activities. Although our revenues have increased, we are looking closely at our under-performing operations as well as those divisions that are not performing up to their potential and we are making modifications that we believe will create positive results. As a result of this process, we have made the decision to sell the operations of our Electrical Services group.

During 2010 and 2011, we have been faced with actively managing legacy projects (SLE, Alon USA, LP and Bigler, LP) and related legal issues which have resulted in approximately $9.8 million of write downs since the second quarter of 2010. In addition, we accrued approximately $0.6 million in the three months ended September 30, 2011 for the settlement of a legacy legal accrual. We believe most of the legacy issues are behind us, but we will continue the process of resolving any remaining legacy issues as a normal course of business.

Management's Discussion and Analysis (continued)

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

The management team effected certain cutbacks and expense control efforts in March 2011, including a reduction in work force. This decision, which was necessitated by the adverse impact of industry conditions on the Company's operations, negatively affected employee morale, retention, and recruitment. To improve the situation, we evaluated, reinstated and revised certain employee benefits. The Company is continually recruiting additional highly skilled engineering personnel to complete available work. This continues to be a challenge in a highly competitive market where there is great demand for experienced engineering professionals.

Collection of receivables remains challenging as the economic sector we serve has continued to see only modest improvement. This is an area in which the Company is focusing significant effort. In addition, several risk management projects are underway, including improving, updating and providing training on Company policies pertaining to the collection receivables and confirming and updating regulatory compliance.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or payment. The current amount of revenue deferred for these reasons is $0.2 million. We expect a majority of the deferred revenue amount to be realized by year end.

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

SG&A expense in the segments includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific contracts, but directly related to the support of a segment's operations.

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

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Three Months
Ended September 30, 2011 and 2010
(Unaudited)

For the three months ended September 30, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$46,695	$13,787	$19,306	$—	$79,788
Inter-segment eliminations	—	—	—	—	—
Revenue	46,695	13,787	19,306	—	79,788	100.0%
Gross profit	4,659	2,117	1,685	—	8,461	10.6%
SG&A	2,009	1,148	1,567	3,525	8,249	10.3%
Operating income (loss)	2,650	969	118	(3,525)	212	0.3%
Other expense					(8)	0.0%
Interest expense					(303)	(0.4)%
Tax expense					(138)	(0.2)%
Net loss from continuing operations					$(237)	(0.3)%
Diluted loss from continuing operations per share					$(0.05)

For the three months ended September 30, 2010
(dollars in thousands)

Revenue before eliminations	$44,737	$11,259	$26,024	$—	$82,020
Inter-segment eliminations	(9)	(201)	—	—	(210)
Revenue	44,728	11,058	26,024	—	81,810	100.0%
Gross profit (loss)	4,672	(255)	1,941	—	6,358	7.8%
SG&A	9,051	1,037	951	3,492	14,531	17.8%
Operating income (loss)	(4,379)	(1,292)	990	(3,492)	(8,173)	(10.0)%
Other expense					(34)	(0.1)%
Interest expense					(101)	(0.1)%
Tax benefit					3,045	3.7%
Net loss from continuing operations					$(5,263)	(6.5)%
Diluted loss from continuing operations per share					$(0.19)

Increase/(Decrease) in Operating Results
(dollars in thousands)

Revenue before eliminations	$1,958	$2,528	$(6,718)	$—	$(2,232)
Inter-segment eliminations	9	201	—	—	210
Revenue	1,967	2,729	(6,718)	—	(2,022)	(2.5)%
Gross profit (loss)	(13)	2,372	(256)	—	2,103	33.1%
SG&A	(7,042)	111	616	33	(6,282)	(43.2)%
Operating income (loss)	7,029	2,261	(872)	(33)	8,385	102.6%
Other expense					26	76.5%
Interest expense					(202)	(200.0)%
Tax expense (benefit)					(3,183)	(104.5)%
Net loss from continuing operations					$5,026	95.5%
Diluted loss from continuing operations per share					$0.14

Management's Discussion and Analysis (continued)

For the three months ended September 30, 2011

Revenue:
Of the overall decrease in revenue for the three months ended September 30, 2011, as compared to the comparable 2010 period, approximately $6.7 million was attributable to the completion and downsizing of projects in our Field Solutions segment, offset by increases of $2.7 million attributable to an increase in project awards in the Automation segment and $2.0 million attributable to an increase in Government projects in our Engineering and Construction segment.

Gross Profit:
Gross profit for the three months ended September 30, 2011, as compared to the comparable 2010 period, increased by approximately $2.1 million. As a percentage of revenue, gross profit increased from 7.8% to 10.6% for the three months ended September 30, 2011, as compared to the same period in 2010.

Our gross profit and gross profit margin increased primarily due to reduced variable costs and improved efficiencies in our Automation Segment, resulting in higher profit margins. However, we are still affected by the intense competition and pricing pressures. As a result, in many cases, we are working under contracts at lower margins in order to obtain and retain work due to the current market pressure.

Selling, General, and Administrative:
The $6.3 million decrease in SG&A expense for the three months ended September 30, 2011, as compared to the comparable 2010 period, primarily consisted of decreases of $7.0 million in bad debt expense mainly attributable to the SLE write-off in 2010 and $0.5 million in facilities expenses, offset by increases of $1.0 million in professional services expense mainly attributable to a legal accrual and $0.2 million in salaries and employee related expenses mainly attributable to an incentive accrual. As a percentage of revenue, SG&A expense decreased to 10.3% for the three months ended September 30, 2011, from 17.8% for the comparable prior year period.

Interest Expense, net:
Interest expense increased for the three months ended September 30, 2011, as compared to the comparable 2010 period, due to the higher levels of borrowing under the Credit Facility.

Tax Expense:
Income tax expense for the three months ended September 30, 2011, as compared to the comparable 2010 period, increased due to the increase in operating income.

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Nine Months
Ended September 30, 2011 and 2010
(Unaudited)

For the nine months ended September 30, 2011	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated
(dollars in thousands)

Revenue before eliminations	$128,240	$34,949	$59,018	$—	$222,207
Inter-segment eliminations	(1)	(227)	—	—	(228)
Revenue	128,239	34,722	59,018	—	221,979	100.0%
Gross profit	12,240	4,954	4,552	—	21,746	9.8%
SG&A	5,702	3,083	4,612	9,931	23,328	10.5%
Operating income (loss)	6,538	1,871	(60)	(9,931)	(1,582)	(0.7)%
Other expense					(68)	0.0%
Interest expense					(711)	(0.3)%
Tax benefit					460	0.2%
Net loss from continuing operations					$(1,901)	(0.9)%
Diluted loss from continuing operations per share					$(0.12)

For the nine months ended September 30, 2010
(dollars in thousands)

Revenue before eliminations	$113,870	$39,790	$67,612	$—	$221,272
Inter-segment eliminations	(48)	(215)	—	—	(263)
Revenue	113,822	39,575	67,612	—	221,009	100.0%
Gross profit	8,270	1,676	5,120	—	15,066	6.8%
SG&A	16,392	3,362	2,558	9,875	32,187	14.6%
Operating income (loss)	(8,122)	(1,686)	2,562	(9,875)	(17,121)	(7.7)%
Other income					114	0.1%
Interest expense					(255)	(0.1)%
Tax benefit					5,822	2.6%
Net loss from continuing operations					$(11,440)	(5.2)%
Diluted loss from continuing operations per share					$(0.41)

Increase/(Decrease) in Operating Results
(dollars in thousands)

Revenue before eliminations	$14,370	$(4,841)	$(8,594)	$—	$935
Inter-segment eliminations	47	(12)	—	—	35
Revenue	14,417	(4,853)	(8,594)	—	970	0.4%
Gross profit	3,970	3,278	(568)	—	6,680	44.3%
SG&A	(10,690)	(279)	2,054	56	(8,859)	(27.5)%
Operating income (loss)	14,660	3,557	(2,622)	(56)	15,539	90.8%
Other income (expense)					(182)	(159.6)%
Interest expense					(456)	(178.8)%
Tax benefit					(5,362)	(92.1)%
Net loss from continuing operations					$9,539	83.4%
Diluted loss from continuing operations per share					$0.29

Management's Discussion and Analysis (continued)

For the nine months ended September 30, 2011

Revenue:
Of the overall increase in revenue for the nine-months ended September 30, 2011, as compared to the comparable 2010 period, approximately $14.4 million was attributable to our Engineering and Construction segment, offset by decreases of $4.8 million attributable to our Automation segment and $8.6 million attributable to our Field Solutions segment.

The increase in Engineering and Construction segment revenue is primarily due to increases in Government Services, in particular, three large projects, as well as increased revenue from existing maintenance contracts. The decrease in revenue in our Automation segment revenue is related to the completion of two large projects in the second quarter of 2010, while a decrease in Field Solution revenue is attributable to the completion and downsizing of existing projects.

Gross Profit:
The overall $6.7 million increase in gross profit for the nine-months ended September 30, 2011, as compared to the comparable 2010 period, was primarily attributable to decreased costs in the Engineering and Construction and Automation segments. As a percentage of revenue, gross profit increased from 6.8% to 9.8% for the nine-months ended September 30, 2011, as compared to the same period in 2010.

Our gross profit and gross profit margin have increased due to the increase in revenue in our Engineering and Construction segment due to increased project awards and decreases in costs in our Engineering and Construction and Automation segments, resulting from improved pricing power and reduced variable costs. However, we are still affected by the intense competition and pricing pressures. As a result, in many cases, we are working under contracts at lower margins in order to obtain and retain work due to the current market pressure.

Selling, General, and Administrative:
The $8.9 million decrease in SG&A expense for the nine-months ended September 30, 2011, as compared to the comparable 2010 period, primarily consisted of decreases of $9.8 million in bad debt expense mainly attributable to the SLE and Bigler write-offs in 2010, $1.2 million in facilities expenses and $0.4 million in depreciation expense, offset by increases of $1.5 million in professional services expense mainly attributable to a legal accrual and $1.0 million in salaries and employee related expenses. As a percentage of revenue, SG&A expense decreased to 10.5% for the nine-months ended September 30, 2011, from 14.6% for the comparable prior year period.

Other Expense, net:
The decrease in other expense for the nine-months ended September 30, 2011, as compared to the same period in 2010, was primarily due to a decrease of $150,000 for a legal settlement in the 2010 period.

Interest Expense, net:
Interest expense increased for the nine-months ended September 30, 2011, as compared to the comparable 2010 period, due to the higher levels of borrowing under the Credit Facility.

Tax Benefit:
Income tax benefit for the nine-months ended September 30, 2011, was partially offset by state income taxes that are not calculated based upon net income. This reduced our effective tax rate to 29% for the nine-month period in 2011. Although this had the same effect in 2010, because of the size of the benefit, it did not have as large of an impact on the effective tax rate.

Management's Discussion and Analysis (continued)

Liquidity and Capital Resources

Overview
Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. In December 2009, the Company entered into a credit agreement with Wells Fargo Bank, which provided a twenty-eight month, $25 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converted our borrowings from a revolving credit facility to an asset based lending agreement. On August 1, 2011, the Company entered into an amended and restated credit agreement with Wells Fargo Bank which allows a maximum available principal amount of $35 million under the Credit Facility. The amended and restated credit agreement allows for borrowings limited to an aggregate of 80% of our current eligible accounts receivable agings and 50% of unbilled receivable agings to a cap of $7.5 million or 30% of our current eligible accounts receivable agings. Eligible accounts receivable agings include deductions for standard items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. The amended and restated agreement contains an unused commitment fee of fifty basis points (0.50%) per annum and allows for other indebtedness of up to $10 million to cover the Ex-Im bank credit facility, described below, and up to $1.0 million in any 12 month period for the unsecured financing of insurance premiums. The outstanding balance on the Credit Facility as of September 30, 2011, was $21.3 million at a fluctuating rate per terms of the Credit Facility. The remaining borrowings available under the Credit Facility as of September 30, 2011, were $3.7 million.

The Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	total liabilities to tangible net worth ratio not greater than 2.25 to 1.00:

•	fixed charge coverage ratio not less than 1.75 to 1.00;

The Credit Facility contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investment, guarantees, restrictions on certain distributions and pledges of assets.

The Company was not in compliance with all covenants under the Credit Facility as of September 30, 2011; however, Wells Fargo waived its default rights with respect to the breach for the third quarter of 2011 only. For the quarter ended September 30, 2011, our total liabilities to tangible net worth ratio was 1.49 to 1.00 and our fixed charge coverage ratio was 0.09 to 1.00. During the nine-month period ended September 30, 2011, we expended or committed approximately 13%, or $0.5 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the nine-month period has been for normal operating requirements including office furniture, computers, software and vehicles. The Company does not expect to exceed the covenant limitation for capital expenditures during the balance of the current fiscal year.

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible receivables resulting from the CPC project. As of the date of this filing, there were $9.1 million in letters of credit outstanding under this facility. These letters of credit were collateralized by $2.3 million in restricted cash.

At September 30, 2011, the amount outstanding on the Company's Credit Facility was $21.3 million compared to $18.7 million at December 31, 2010. The maturity date of the Credit Facility is April 2012; therefore, the $21.3 million credit facility balance outstanding was classified as current portion of long-term debt on the balance sheet as of September 30, 2011.

Management's Discussion and Analysis (continued)

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

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at September 30, 2011 was cash provided by operations and borrowings under our credit facility. Because the Company has balances outstanding under its Credit Facility, any excess available cash is used to reduce amounts borrowed. Therefore, unrestricted cash on hand at September 30, 2011 totaled $34,000 and availability under the credit facility totaled $3,724,000, resulting in total liquidity of $3,758,000, which management believes is adequate to meet its liquidity requirements for the next 12 months.

Cash Flows from Operating Activities:
Operations generated approximately $1.1 million in net cash during the nine months ended September 30, 2011, compared with net cash generated from operations of $2.2 million during the same period in 2010.

The primary changes in working capital accounts during the nine months ended September 30, 2011 were:

•
Increased Cash and Cash Equivalents – The increase of $2.3 million from December 31, 2010, was primarily due to the deposit of funds to a restricted cash account for the Ex-Im Bank letters of credit collateralization.

•
Increased Trade Receivables – The increase of $5.5 million from December 31, 2010, was primarily due to larger billings to a few major clients and increased work in the Automation and Engineering and Construction segments. Our days sales outstanding has fluctuated from 55 days for the three month period ended September 30, 2010 to 56 days for the twelve month period ended December 31, 2010, to 70 days for the three month period ended September 30, 2011. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

•	Decreased Notes Receivable - The decrease of $2.1 million from December 31, 2010 was primarily due to payments received in relation to the Alon USA, LP settlement.

Management's Discussion and Analysis (continued)

•
Increased Accounts Payable - The increase of $1.2 million from December 31, 2010 was primarily due to higher vendor invoices processed for Engineering and Construction segment at the end of the current quarter.

•
Increased Accrued Compensation and Benefits – The increase of $4.3 million from December 31, 2010 was due to timing differences in payments of our bi-weekly payrolls as well as the Company increasing the personal leave benefits for our regular full-time employees at the beginning of 2011.

•	Decreased Notes Payable - The decrease of $2.1 million from December 31, 2010 was due to the payoff of a current note payable.

•
Increased Current Portion of Long-Term Debt and Leases – The increase of $2.4 million from December 31, 2010 was due to the Credit Facility loan balance being higher at the end of the current quarter compared to year end.

•	Increased Other Liabilities - The increase of $1.8 million from December 31, 2010 was due to increased legal reserves and the funding from a client on pass-through project.

Stock Repurchase Program:
Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of 2.41 per share during the twelve months ended December 31, 2010. At September 30, 2011, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions contained in our loan agreements governing our credit facility with Wells Fargo Bank limit the amount of our common stock that we can repurchase. In accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Credit Facility. As of September 30, 2011, $21.3 million was outstanding under the Credit Facility that accrues interest at 3.75% above the Daily One Month LIBOR Rate in effect from time to time.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2011

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2011

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2011

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

ENGlobal Corporation

Dated:	November 10, 2011

	By:	/s/ John R. Beall
John R. Beall
Chief Financial Officer