Form 10-K
period 2011-12-31
ENGLOBAL CORP
filed 2012-04-12
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

X				ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company		X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
	Yes	No	X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on December 31, 2011 was $56,595,512.98 (based upon the closing price for shares of common stock as reported by the NASDAQ on that date).

The number of shares outstanding of the registrant's common stock on March 1, 2012 is as follows:
$0.001 Par Value Common Stock	26,822,518 shares

Documents incorporated by reference
Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2011.

ENGlobal Corporation
2011 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy sector. ENGlobal's net revenue from continuous operations has grown from $89.1 million in 2002 to $312.7 million in 2011, a compounded annual growth rate of approximately 15.0%, even after taking into account significant declines in 2009 and 2010. We have accomplished this growth by expanding our engineering and professional service capabilities and our geographic presence through internal growth, including new initiatives, and through a series of strategic acquisitions.

We now have 1,943 full-time equivalent employees in 11 offices located in the following cities: Houston, Beaumont and Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Tulsa, Oklahoma; Denver, Colorado; Mobile, Alabama; and Chicago, Illinois.

ITEM 1. BUSINESS (continued)

The Engineering and Construction Segment

The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

The Automation Segment

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors throughout the United States as well as specific projects in the Middle East and Central Asia.

The Field Solutions Segment

The Field Solutions segment provides inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecommunications companies and other owner/operators of infrastructure facilities throughout the United States.

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

ITEM 1. BUSINESS (continued)

Business Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. In addition to internal growth, historically, our segments have grown through strategic acquisitions, which also served to augment management expertise.

	Percentage of Revenue
Segments	2011	2010	2009
Engineering and Construction	56.1%	52.6%	44.7%
Automation	19.9%	16.2%	21.1%
Field Solutions	24.0%	31.2%	34.2%
	100.0%	100.0%	100.0%

Engineering and Construction Segment

	Selected Financial Data
	2011	2010	2009
	(amounts in thousands)
Revenue	$175,387	$161,101	$153,675
Operating profit	$7,835	$(5,672)	$4,597
Total assets	$54,464	$53,333	$53,689

General

The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. Our Engineering and Construction segment offers feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

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

The Engineering and Construction segment currently operates through ENGlobal's wholly-owned subsidiaries, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. ENGlobal U.S., Inc. focuses on providing its services to the midstream and downstream segments of the oil and gas industry, chemical and petrochemical manufacturers, utilities and alternative energy developers. It also provides its services via in-plant personnel assigned to client locations throughout the United States. ENGlobal U.S., Inc. also focuses on energy infrastructure projects in the United States by offering personnel and services primarily in the areas of construction, construction management, process plant turnaround management, plant asset management, commissioning and start-up.

ITEM 1. BUSINESS (continued)

The Engineering and Construction segment has existing blanket service contracts under which it provides clients either with services on a time-and-material basis or with services on a fixed-price basis. The Company strives to establish longer term “alliance” or “preferred provider” relationships with its clients that can be expected to provide a steadier stream of work. In addition, this segment provides outsourced personnel to ENGlobal clients, a service that contributes to a more stable business mix for the Company. Our Engineering and Construction segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Houston and Freeport, Texas; Tulsa, Oklahoma; Chicago, Illinois; and Denver, Colorado.

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

As a service-based business, the Engineering and Construction segment is more labor than capital intensive. Our results primarily depend on our ability to generate revenue and collect cash in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

The Engineering and Construction segment derives revenue primarily from time-and-material fees charged for professional and technical services, but its net income is derived primarily from services it provides to the oil and gas industry, utilities and alternative energy developers. The segment also enters into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement and construction (EPC) are performed for a fixed-price amount.

As a result of dramatic decreases in prices for energy commodities, lower profit spreads for downstream operators and a more difficult financing environment, we experienced a dramatic decrease in spending by the majority of our clients during 2009, 2010, and 2011. This reduction was most evident in the domestic refining and petrochemical industries, so that much of our work in this area consisted of maintenance, small capital retrofit and safety, regulatory and compliance driven work. Competition also increased greatly for the limited amount of project work on the market. As a result of stabilization of the economy in 2011, we experienced a stabilization of our revenues with projects consisting mainly of maintenance work.

In August 2009, the Company acquired the operations of PCI Management and Consulting Company (“PCI”), a private Illinois based power consulting business. PCI provided engineering and project management services, specializing in projects related to steam and power generation, substation design, fuel conversions and the transmission and distribution of energy.

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

Competition is primarily centered on performance and the ability to provide the engineering, planning and project delivery skills required for completing projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services are key competitive factors.

Automation Segment

	Selected Financial Data
	2011	2010	2009
	(amounts in thousands)
Revenue	$62,216	$49,657	$72,322
Operating profit	$2,037	$(1,925)	$4,568
Total assets	$23,247	$24,883	$23,524

General

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and heat tracing projects primarily to the upstream and downstream sectors throughout the United States as well as specific projects in the Middle East and Central Asia. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and Canada as well as the Middle East and the Caribbean. The Automation segment operates through ENGlobal's wholly-owned subsidiary, ENGlobal U.S., Inc. and derives revenue from both time-and-material fees and fees charged for professional and technical services on a fixed-price basis. As a service provider, our Automation segment is more labor than capital intensive. The segment's results primarily depend on our ability to accurately estimate costs on fixed-price contracts, generate revenue and collect amounts due under time-and-material contracts in excess of the cost of employees and benefits, material, equipment, subcontracts, and applicable SG&A expenses.

Our Automation segment operates out of offices in Baton Rouge, Louisiana; Beaumont and Houston, Texas; and Mobile, Alabama.

In April 2010, the Company acquired selected assets of Control Dynamics International, LP (“CDI”), a privately-held automation firm based in Houston, Texas. CDI designs and manufactures industrial automation control systems primarily for the upstream energy industry. CDI offers certain proprietary products, such as the DolphinTM Universal Master Control Station (MCS), which can be configured to most subsea control projects. CDI also has expertise in blowout preventer control systems, supervisory control and data acquisition systems (SCADA), and Floating Production Storage and Offloading (FPSO) turret override protection systems. The services that CDI provides complement the services currently performed by the Automation segment and should allow ENGlobal to expand further into the upstream market.

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

Field Solutions Segment

	Selected Financial Data
	2011	2010	2009
	(amounts in thousands)
Revenue	$75,144	$95,481	$117,465
Operating profit	$160	$3,673	$7,475
Total assets	$15,344	$19,702	$24,708

General

Our Field Solutions segment provides inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecommunications companies and other owner/operators of infrastructure facilities throughout the United States.

The need to transport new sources of energy is the primary driver that results in demand for our rights-of-way and inspection services, including pipelines and electric power transmission lines, as well as their related facilities. For example, rights-of-way are required for pipelines that transport oil and gas from imported sources and from newly developed oil reserve basins in the U.S. Rights-of-way are also required for new electric power transmission lines needed to decongest circuits near population centers and to transport a growing amount of wind and solar power located in remote areas. In most cases, these rights-of-ways are acquired prior to the construction phase of the project.

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

The Field Solutions segment derives revenue from time-and-material fees charged for professional and technical services and, as a service company, is more labor than capital intensive. Results for the Field Solutions segment primarily depend on its ability to generate revenue and collect cash under time-and-material contracts in excess of costs for employees and benefits, material, equipment, subcontracts, and SG&A expenses.

Our Field Solutions segment operates out of offices in Houston, Texas; Denver, Colorado; and Tulsa, Oklahoma, as well as other satellite offices across the United States.

Competition

ITEM 1. BUSINESS (continued)

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

Acquisitions and Sales

In the past, we have expanded our business through both internal initiatives and through strategic acquisitions. These acquisitions allowed us to (i) expand our client base and the range of services that we provide to our clients, (ii) add new technical capabilities that can be marketed to our existing client base, (iii) grow our business geographically, and (iv) capture more of each project's value. In 2011, we did not target acquisitions as we believed the time and expense required would take away from the successful execution of our Company strategy. In 2012, as part of our Strategic Initiative, we plan to continue to evaluate and assess acquisition opportunities that will either complement our existing business base or that will provide ENGlobal with additional capabilities or geographical coverage.

Historically, ENGlobal has transitioned acquisitions under the ENGlobal brand name as soon as feasible, given the size and scope of the acquisition, but typically within two years. This strengthens ENGlobal's market position as a diversified supplier of engineering and related services and takes advantage of ENGlobal's reputation for quality in all of the services the Company provides. Smaller acquisitions are almost immediately identified as a division of an existing segment.

Seasonality

Our revenues are generated by services, and therefore holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. Our clients' annual budget process is normally completed in the first quarter, which can slow the award of new work at the beginning of the year. Principally due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

Business Strategy

Our objective is to strengthen the Company's position as a leading full service provider of project delivery services to the energy industry by enhancing our overall range of capabilities in the areas of engineering and construction, automation and field solutions services.

In October 2011, our Executive Management Team created a Strategic Plan for 2012 which included the creation of a new strategy for growth organically, through joint venture and partnership arrangements and through acquisitions. The Company believes organic growth will occur with the improvement in the global economy, our improved employee base, and the ability to take advantage of cross-selling under the One Englobal culture. We also plan to make strategic acquisitions with companies that have positive synergies and that will either expand the types of services we perform or expand our geographic reach.

ITEM 1. BUSINESS (continued)

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

Our business development focuses on building long-term relationships with customers and clients in order to provide solutions throughout the life-cycle of their facilities. Additionally, we seek to capitalize on cross-selling opportunities among our various segments - Engineering and Construction, Automation and Field Solutions. Sales leads are often jointly developed and pursued by the business development personnel from these various segments.

We have also formed relationships with international agents and companies with the plan to partner on select international projects in certain jurisdictions. However, we will only pursue international opportunities if we believe the risk profile is appropriate. Additionally, ENGlobal expects to primarily provide services for international clients from its U.S. offices rather than opening offices overseas. Finally, since our clients typically consist of large integrated oil and gas companies with worldwide business operations, we will attempt to leverage our existing client relationships to showcase our capabilities for their international projects. We are currently pursuing projects in the Middle East, United Arab Emirates, South America and Africa.

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal site provides information about our operating segments and illustrates our Company's full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about ENGlobal's services.

ENGlobal develops preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services agreements or umbrella agreements, are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations in the Engineering and Construction segment.

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

Our past acquisition program has provided the benefit of expanding our existing customer base and range of services. Management believes that cross-selling among our businesses is an effective way to build client loyalty by solidifying the client relationship, thereby reducing attrition and increasing the lifetime profitability of each project. The Company also believes that cross-selling can help ensure more predictable revenue and can be a cost effective way to grow our business as customers are able to realize efficiencies as well as leverage results from using a single supplier for multiple products and services.

ITEM 1. BUSINESS (continued)

Customers

Our customer base consists primarily of Fortune 500 companies in the energy industry. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to the longevity of major projects, such as facility upgrades or expansions. ENGlobal may work for many different subsidiaries or divisions of our clients, which involves multiple parties to material contracts. The loss of a single contract award would not likely have a material impact on our financial results but the loss of a single large customer, across multiple divisions within the same customer, or the reduction in demand for our services by several customers in the same year would likely have such an effect. The Company continues to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention.

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

A major long-term trend among our clients and their industry counterparts has been outsourcing engineering services. This trend has fostered the development of ongoing, longer-term client arrangements, rather than one-time limited engagements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee that work will result from these agreements, often the arrangements form the basis for a longer-term client relationship. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our revenue. These engagements may provide for any of the following:

•	a minimum number of work man-hours over a specified period;

•	the provision of at least a designated percentage of the client's requirements;

•	the designation of the Company as the client's sole or preferred source of services at specific locations or on specific projects; or

•	a non-binding preference or intent, or a general contractual framework, for what the parties expect will be an ongoing relationship.

Overall, our ten largest customers, who vary from one period to the next, accounted for 49% of our total revenue for 2011, 53% of total revenue for 2010 and 50% of total revenue for 2009. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business would be materially adversely affected. Our top three clients in 2011 were BASF Corporation, ExxonMobil and Chevron. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers.

Engineering and Construction Segment:

In the Engineering and Construction segment, our ten largest customers vary from one year to the next. These customers accounted for 63% of our total revenue for 2011, 73% of total revenue for 2010 and 67% of total revenue for 2009. This segment's top three clients in 2011 were BASF Corporation, Chevron and ExxonMobil.

Although the Engineering and Construction segment frequently receives work from repeat clients, its client list may vary significantly from year to year. In order to generate revenue in future years, we must continue efforts to obtain new engineering and construction management projects. The in-plant division within the Engineering and Construction segment generates the majority of its revenue through in-plant staffing and construction related staffing at field locations. We consider all of these longer-term in nature and not typically limited to one project.

Automation Segment:

ITEM 1. BUSINESS (continued)

In the Automation segment, our ten largest customers vary from one year to the next. These customers accounted for 62% of our total revenue for 2011, 62% of total revenue for 2010 and 76% of total revenue for 2009. This segment's top three clients in 2011 were Formosa Plastics Corporation, Anadarko Midstream and Caspian Pipeline Consortium. Foreign customers accounted for 1% of our Automation segment revenue for 2011, 2% of Automation segment revenue for 2010 and 12% of Automation segment revenue for 2009. We closed our Calgary office in 2010; however, less than 1% and 3% of our revenue came from our Canadian operations in 2010 and 2009, respectively.

Although the Automation segment frequently receives work from repeat clients, its client list may vary significantly from year to year. The Automation Segment's clients are primarily in the midstream and downstream process industries, and their needs result primarily from requirements to upgrade obsolete distributed control systems or process analytical equipment. Until 2011, we provided industrial electrical maintenance services, expert supervision and craft labor to our clients in downstream power generation facilities. This division was classified as a discontinued operation effective September 30, 2011.

Field Solutions Segment:

In the Field Solutions segment, our ten largest customers vary from one year to the next. These customers accounted for 78% of our total revenue for 2011, 78% of total revenue for 2010 and 77% of total revenue for 2009. Our top three clients in 2011 were Spectra Energy, Ruby Pipeline and Magellan Midstream Partners. The Field Solutions segment's clients currently consist primarily of pipeline operators or electric utilities, with both types of clients having needs to acquire rights-of-way for pipelines or electric transmission.

Though the Field Solutions segment frequently receives work from repeat clients, its client list may vary significantly from year to year with outsourced rights-of-way, inspectors and other personnel assigned to work at project sites across the United States. Factors affecting our Field Solutions business that are beyond our control include client spending, regulatory requirements, title assistance, landowner negotiations and eminent domain-condemnation proceedings. Typically, backlog in this segment is more difficult to ascertain due to these factors.

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

	Time-and-material	%	Fixed-price	%
	(revenue in thousands)
Engineering and Construction	$160,356		$15,031
Automation	18,767		43,449
Field Solutions	75,076		68
Total company	$254,199	81.3%	$58,548	18.7%

•
Time-and-Material. Under our time-and-material contracts, we are paid for labor at either negotiated hourly billing rates, a multiple of our actual labor rate or through reimbursement for allowable hourly rates and other expenses. We are paid for material and contracted services at an agreed upon multiplier of our cost, and at times we pass non-labor costs for equipment, materials and subcontractor services through with no profit. Profitability on these contracts is driven by billable headcount, the amount of non-labor related services and cost control. Many of these contracts have upper limits, referred to as “not-to-exceed” amounts. Generally, our scope is not defined under a “not-to-exceed” agreement, and we are not under any obligation to provide services beyond the limits of the contract, but if we generate costs and billings that exceed the upper limits of the contract ceiling or are not allowable, we may be unable to obtain reimbursement for the excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

•
Fixed-Price. Under a fixed-price contract, we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price projects vary in size and may include engineering activities and related services, responsibility for the procurement of materials and equipment, and oversight of the construction through a subcontractor. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, the impact of the economy on labor shortages, increases in equipment and materials costs, natural disasters, and other events and changes that may occur over the contract period. Another risk is our ability to secure written change orders prior to commencing work on contract changes in scope, without which we may not receive payment for work performed. Consequently, the profitability of fixed-price contracts may vary substantially.

Backlog

Backlog represents an estimate of gross revenue of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to us for services provided through the termination date. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized. In addition, it is not clear how our backlog will be impacted by current or future economic conditions.

At December 31, 2011, our backlog was approximately $302.0 million compared to an estimated $244.2 million at December 31, 2010. We expect the majority of our backlog to be completed during 2012.

ITEM 1. BUSINESS (continued)

The backlog at December 31, 2011 consists of $275.0 million with commercial customers and $27.0 million with the United States government. Backlog on federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 31, 2011 was as follows:

Engineering and Construction segment	$124.0	million
Automation segment	101.7	million
Field Solutions segment	76.3	million

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

Customer Service and Support

We provide service and technical support to our customers in varying degrees depending upon the business line and on customer contractual arrangements. The Company's technical staff provides initial telephone support services for its customers. These services include isolating and verifying reported failures and authorizing repair services in support of customer requirements. We also provide on-site engineering support if a technical issue cannot be resolved over the telephone. On projects for which we have provided engineered systems, we provide on-site factory acceptance tests and worldwide start-up and commissioning services. We also pass through the manufacturers' limited warranty coverage for products we re-sell. The Company seeks to provide experienced customer service representatives in order to achieve increased client satisfaction and loyalty.

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

For example, all of the product components used by our Automation segment are fabricated using components and materials that are available from numerous domestic manufacturers and suppliers. There are approximately five principal suppliers of distributed control systems, each of which can be replaced by an equally viable competitor, and our clients typically direct the selection of their preferred supplier. No one manufacturer or vendor provides products that account for more than 1% of our revenue. Thus, in the vast majority of cases, we anticipate little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support our manufacturing and assembly operations in the Automation segment. Units produced through the Automation segment are normally not produced for inventory and component parts; rather, they are typically purchased on an as-needed basis. By being vendor neutral, ENGlobal is able to provide quality technology and platforms for the design of plant systems such as 3D modeling, process simulation and other technical applications.

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

Employees

As of December 31, 2011, the Company and its subsidiaries employed 1,943 individuals. Of these employees, 1,245 were employed in engineering and related positions, 250 were employed as inspectors, 267 were employed as project support staff, 73 were employed in technical production positions, 84 were employed in administration, finance and management information systems and 24 were employed in sales and marketing. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 1. BUSINESS (continued)

Benefit Plans

ENGlobal sponsors a 401(k) profit sharing plan for its employees. Until January 2009, the Company made matching contributions equal to 66.66% of employee contributions up to 6% of employee compensation for regular (as distinguished from project or contract) employees. All other employees except our inspection personnel were matched at 50% of employee contribution up to 6% of compensation, as defined by the plan. The Company, at the direction of the Board of Directors, may make other discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. On January 1, 2009, due to economic conditions, the Company elected to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors to 33.33% of employee contributions up to 6% of employee compensation. On April 4, 2009, the Company elected to suspend its match to all employees. Effective October 21, 2011, the Company reinstated the employer match to 25% of employee contributions up to 6% of employee compensation for all employees. The Company made contributions of $186,519, $0, and $981,768, respectively, for the years ended December 31, 2011, 2010, and 2009.

Geographic Areas

In prior years, we had business operations in Calgary, Alberta but we currently do not have Canadian operations. Our U.S. and Canadian revenues over the last three years were:

	2011	2010	2009
	(dollars in thousands)
US operations revenue	$312,747	$305,897	$341,629
Canadian operations revenue	—	342	1,833
Total revenue	$312,747	$306,239	$343,462

Long-lived assets consist of property, plant and equipment, net of depreciation (“PPE”). Our U.S. and Canadian PPE over the last three years were:

	2011	2010	2009
	(dollars in thousands)
US operations PPE	$3,384	$4,416	$5,967
Canadian operations PPE	—	—	16
Total PPE	$3,384	$4,416	$5,983

ENGlobal was awarded an engineering, procurement, and commissioning services agreement from the Caspian Pipeline Consortium (CPC). Granted under two contracts, one to the Russian Federation and one to the Republic of Kazakhstan, the three-phase award is expected to have a total value of approximately $85 million over four years. As previously announced by CPC, its shareholders agreed to launch the Expansion Project construction on April 19, 2011.
Under the Russian Federation contract, ENGlobal’s scope includes engineering, procuring equipment, buildings, programming, and fabrication of 230 control system panels for eight new pump stations and the upgrade of three existing pump stations, storage facilities, and marine terminal. The contract for Republic of Kazakhstan consists of engineering, procuring equipment, buildings, and fabrication of 78 control system panels for two new and two existing pump stations, start-up and commissioning services for the local control systems and valves.

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
As of December 31, 2011, we had $16.4 million of total outstanding indebtedness against our revolving line of credit, which is currently limited to $30.4 million.

Significant factors that could increase our indebtedness and/or limit our ability to finance future operations include:

◦	our inability to extend the senior revolving credit facility past its current end date of May 31, 2012 or replace it with alternative financing;

◦	our ability to meet current credit facility financial ratios and covenants;

◦	our inability to collect accounts receivable within contractual terms;

◦	client demands for extending contract payment terms;

◦	material losses and/or negative cash flows on significant projects; and

◦	clients' failure to pay our invoices timely due to economic conditions or causes.

The Company was not in compliance with all of its covenants under the Wells Fargo Credit Facility as of December 31, 2011 and Wells Fargo waived its default rights with respect to the breach for the fourth quarter of 2011. Wells Fargo has extended the due date of the line of credit from April 30, 2012 to May 31, 2012. We are working on closing a new line of credit, which we believe will have terms better than those of our existing credit facility, on or before May 31, 2012. However, even with a new line of credit, our indebtedness could limit our ability to expand or engage in other business activities, and would have a material adverse impact on our financial condition.

Our future revenue depends on our ability to consistently bid and win new contracts, provide high quality, cost-effective services, and to maintain and renew existing contracts. Our failure to effectively obtain future contracts could adversely affect our profitability.
Our future revenue and overall results of operations require us to successfully bid on new contracts, provide high quality, cost-effective services, and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. When negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability. These factors have impacted our operations in the past several years and may continue to do so.

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
One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2011, our top three clients, BASF Corporation, ExxonMobil and Chevron, accounted for approximately 7%, 7% and 6% of our revenue respectively. As our backlog

ITEM 1A. RISK FACTORS (continued)

frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.
As of December 31, 2011, our backlog was approximately $302.0 million. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn. These adjustments are exacerbated by current economic conditions.

Acquisitions may adversely affect our ability to manage our business.
Acquisitions have contributed to our growth in the past and we plan to continue making acquisitions on terms management considers favorable to us. The successful acquisition of other companies involves an assessment of future revenue opportunities, operating costs, economies and earnings after the acquisition is complete, and potential industry and business risks and liabilities beyond our control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with our assessments, we perform reviews of the acquisition target that we believe to be generally consistent with industry practices. These reviews, however, may not reveal all existing or potential problems, nor will they permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms or that acquisitions we consummate will be profitable. In addition, we may not be able to successfully integrate future acquisitions into our existing operations. Any acquisition will require substantial attention from our management, which may limit the amount of time that management can devote to day-to-day operations. Our inability to find attractive acquisition candidates or to effectively manage the integration of businesses we acquire could adversely affect our profitability.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.
We rely on third party subcontractors as well as third party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or time-and-material contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients' financial condition, there is no guarantee that we will accurately assess their creditworthiness. Even if they are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

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
After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price due to customer changes or to incomplete or inaccurate engineering, project specifications, and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances as long as we obtain prior written approval.

A failure to obtain adequate written approvals prior to performing the work could require us to record an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. There can be no assurance that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount sufficient to compensate us for our additional, unapproved work or expenses.

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

ITEM 1A. RISK FACTORS (continued)

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

ITEM 1A. RISK FACTORS (continued)

however, we also hire inexperienced employees. Even with thorough safety training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates.

Our Board of Directors has authorized an increase in the number of shares in our Equity Incentive Plan. This, combined with other possible sales of ENGlobal common stock could result in a decrease in the market value to existing stockholders of the shares they hold.
Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 48,177,482 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of the date of filing. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

ITEM 2. PROPERTIES

Facilities

We lease space in 11 buildings in the U.S. totaling approximately 339,000 square feet. The leases have remaining terms ranging from monthly to seven years and are on terms that we consider commercially reasonable. ENGlobal has no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices in Beaumont and Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Blackwell, Oklahoma; Denver, Colorado; Mobile, Alabama; Tulsa, Oklahoma, and Chicago, Illinois. Approximately 230,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.

Our Automation segment performs fabrication assembly in its Houston, Texas shop facility with approximately 104,000 square feet of space.

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

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit sought to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. In connection with the bankruptcy proceedings, the plant assets were sold and the court issued an order allocating proceeds from the sale and authorizing their distribution. ENGlobal received $209,017 and may receive an additional $845,500 depending on the outcome of an on-going dispute with a subcontractor.

On July 7, 2010, a class action lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division entitled “Michael Phillips, on behalf of Himself and Others Similarly Situated, v. ENGlobal

ITEM 3. LEGAL PROCEEDINGS (continued)

Corporation.” The lawsuit was filed on behalf of approximately 200 welding inspectors seeking damages for violations of the Fair Labor Standards Act. The plaintiffs sought unpaid overtime, liquidated damages, attorneys’ fees, costs and expenses. While ENGlobal settled the wage and hour portion of the lawsuit and modified its pay practices, the suit was amended to include a retaliation claim involving approximately five of the class members. That portion of the claim is still pending but it is not expected to have a material adverse effect on our results of operations or financial position.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company's common stock has been quoted on the NASDAQ Global Stock Market (NASDAQ) under the symbol “ENG.” Newspaper and on-line stock listings identify us as “ENGlobal.”

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	Fiscal Year Ended December 31
	2011		2010
	High	Low	High	Low
First quarter	$5.47	$3.55	$3.48	$2.77
Second quarter	4.41	3.00	3.64	2.06
Third quarter	4.20	2.71	2.60	2.10
Fourth quarter	2.96	2.05	3.79	2.41

The foregoing figures, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades.

As of December 31, 2011, approximately 238 stockholders of record held the Company's common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Performance Table

The following table compares the five-year cumulative total stockholder return of ENGlobal Corporation as compared to the NASDAQ Market Index and a self-instructed peer group index, consisting of the following companies: Furmanite Corporation (formerly Xanser Corporation), Michael Baker Corporation, Matrix Service Company, Tetra Tech, Inc., Willbros Group and VSE Corporation. The table assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on December 31, 2006 and shown through December 31, 2011.

THE STOCK PRICE PERFORMANCE SHOWN IN THE TABLE BELOW REPRESENTS HISTORICAL PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

COMPARISION OF 5-YEAR CUMULATIVE TOTAL RETURN AMOUNT ENGLOBAL
NASDAQ MARKET INDEX (U.S.) AND PEER GROUP INDEX

	2006	2007	2008	2009	2010	2011
ENGLOBAL CORP.	$100.00	$176.67	$50.54	$48.68	$57.85	$32.81
NASDAQ MARKET INDEX (U.S.)	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
PEER GROUP INDEX	$100.00	$156.73	$101.16	$123.75	$108.70	$81.88

ASSUMES $100 INVESTED ON DECEMBER 31, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2011

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

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company's equity compensation plans as of December 31, 2011. See Note 13 in the attached financial statements.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans {Excluding Securities in Column (a)} (c)
Equity compensation plan approved by security holders	770,000	(1)	$6.81	0
Equity incentive plan approved by security holders	145,819	(2)	$2.90	111,281
(1) Includes options issued under our 1998 Incentive Plan. For a brief description of the material features of the Plan, see Note 13 of the Notes to the Consolidated Financial Statements.
(2) Includes unvested restricted stock awards issued under our 2009 Incentive Plan. For a brief description of the material features of the Plan, see Note 13 of the Notes to the Consolidated Financial Statements.

The Company's 1998 Incentive Plan expired in June 2008. At the June 18, 2009 Annual Meeting of Stockholders, the Company's stockholders voted to approve the adoption of the ENGlobal Corporation 2009 Equity Incentive Plan authorizing the issuance of up to 480,000 shares, the same number of shares that remained under the expired ENGlobal Corporation 1998 Incentive Plan.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with Wells Fargo Bank limit the amount of dividends that can be paid on our common stock. We anticipate similar restrictions in the credit facility we are currently working to close. The payment of dividends in the future, if any, will depend on numerous factors, including the Company's earnings, capital requirements and operating and financial position as well as general business conditions.

Stock Repurchase Program

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of $2.41 per share during the twelve months ended December 31, 2010. No shares were purchased during the twelve months ended December 31, 2011. At December 31, 2011, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase and in accordance with amendments to the loan agreement with Wells Fargo, the Company does not currently intend to purchase additional shares under this program.

ITEM 6. SELECTED FINANCIAL DATA

Summary Selected Historical Consolidated Financial Data

The following tables set forth our selected financial data. The data for the years ended December 31, 2011, 2010 and 2009 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2008 and 2007 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part II, Item 8; Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations;” and other financial information appearing elsewhere in this document.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations
Revenue
Engineering and Construction	$175,387	$161,101	$153,675	$265,331	$233,772
Automation	62,216	49,657	72,322	59,730	37,766
Field Solutions	75,144	95,481	117,465	168,271	91,689
Total revenue	$312,747	$306,239	$343,462	$493,332	$363,227

Costs and expenses
Engineering and Construction	160,033	148,848	142,272	224,391	188,907
Automation	56,132	47,106	63,619	52,245	34,382
Field Solutions	69,303	88,328	106,518	152,889	82,321
Selling, general and administrative	31,263	39,975	28,027	32,208	34,291
Total costs and expenses	$316,731	$324,257	$340,436	$461,733	$339,901
Operating income (loss)	$(3,984)	$(18,018)	$3,026	$31,599	$23,326
Interest income (expense), net	(1,028)	(442)	(573)	(1,636)	(2,514)
Other income (expense), net	(61)	(319)	173	64	(138)
Foreign currency gain (loss)	—	—	1	(4)	(1)
Income (loss) from continuing operations before provision for income taxes	$(5,073)	$(18,779)	$2,627	$30,023	$20,673
Provision for income taxes	(831)	(6,553)	1,394	11,765	8,209
Income (loss) from continuing operations	$(4,242)	$(12,226)	$1,233	$18,258	$12,464
Income (loss) from discontinued operations, net of taxes	$(2,834)	$474	$—	$—	$—
Net income (loss)	$(7,076)	$(11,752)	$1,233	$18,258	$12,464

ITEM 6. SELECTED FINANCIAL DATA (continued)

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Per Share Data
Basic earnings (loss) per share
Continuing operations	$(0.16)	$(0.45)	$0.05	$0.67	$0.46
Discontinued operations	(0.11)	0.02	—	—	—
Net income (loss) per share	$(0.27)	$(0.43)	$0.05	$0.67	$0.46

Weighted average common shares outstanding - basic (000's)	26,722	27,151	27,330	27,180	26,916

Diluted earnings (loss) per share
Continuing operations	$(0.16)	$(0.45)	$0.04	$0.66	$0.45
Discontinued operations	(0.11)	0.02	—	—	—
Net income (loss) per share	$(0.27)	$(0.43)	$0.04	$0.66	$0.45

Weighted average common shares outstanding - diluted (000's)	26,722	27,151	27,567	27,672	27,435

Cash Flow Data
Operating activities, net	$5,579	$(6,151)	$23,002	$8,346	$(1,980)
Investing activities, net	(2,874)	(3,026)	(4,205)	(2,871)	(1,614)
Financing activities, net	(2,729)	9,079	(19,673)	(5,273)	3,074
Exchange rate changes	1	4	19	(110)	25
Net change in cash and cash equivalents	$(23)	$(94)	$(857)	$92	$(495)

Balance Sheet Data
Working capital	$26,675	$30,200	$36,308	$58,586	$42,915
Property and equipment, net	$3,384	$4,416	$5,983	$5,744	$6,472
Total assets	$104,179	$110,324	$110,635	$152,705	$119,590
Long-term debt, net of current portion	$—	$252	$6,098	$23,614	$29,318
Long-term capital leases, net of current portion	$—	$—	$51	$243	$—
Stockholders' equity	$58,500	$65,102	$78,711	$76,766	$55,797

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. Note 18 to the Financial Statements contain segment information.

Overview

Results of Operations

While ENGlobal continues to face a number of challenges, we are cautiously optimistic about the prospects for 2012. Despite recognizing losses in 2011, we have experienced a significant improvement in our financial results, as compared to 2010, reducing losses by 40%. In this regard, we have successfully reduced our expenses by reducing employee headcount, closing offices, as appropriate, discontinuing underperforming divisions, and creating an enhanced

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

operational focus on cost controls. Cross-selling efforts through our “One ENGlobal” program are beginning to come to fruition with several large projects now underway and products such as the ENGlobal Power Island appear to create significant potential for growth. In addition, we are seeing an increase in capital project spending in the downstream refining, chemicals and petrochemicals sectors. Our Wells Fargo Credit Facility expires on May 31, 2012. However, we have competitive proposals from two major financial institutions and we are working toward entering into a new credit facility prior to that date or in obtaining an alternative source of financing. While there can be no assurances that these challenges will be resolved, we believe that 2012 may be the year we will return to profitability and growth.

Despite the relative increase in capital project spending in certain limited markets, we believe that overall, client spending continues to be limited, which we believe may be due to the uncertainty experienced by businesses in a presidential election year and the possible impact of proposed regulation of the oil and gas industry, such as the proposed fracking legislation.

In addition, pricing continues to be very competitive. However, we have an ongoing, extremely focused marketing effort and we have seen an increase in proposal activity, as well as an increase in backlog. In particular, we are focused on international expansion as we believe that the many significant projects will be located outside of the United States. Our “One ENGlobal” philosophy is resulting in cross-selling on large projects, and we expect to see this type of activity continue. Despite these efforts, we have not seen a significant increase in awards, and revenues increased only minimally from 2010 to 2011, a situation which is receiving considerable management attention.

Employee recruitment and retention continues to be an issue we are addressing. To this end, we have improved employee benefits (although not to 2009 levels) and we believe employee morale has improved. Nevertheless, the market for qualified employees has become very active and, even after employees are hired, retention in a tight labor market has been challenging. We continue our efforts to improve on timely collection of accounts receivable, and to focus on improving our internal systems, such as accounting and human resources. We have encountered issues with collection of accounts receivable on a large international project due to administrative matters and this has had a negative impact on our cash flow but we believe that the issues surrounding this payment will be resolved in the short term.

We continue our efforts to improve on timely collection of accounts receivable, and to focus on improving our internal systems, such as accounting and human resources.

For several years, ENGlobal has worked through certain litigation matters that have been the cause of a material portion of our losses. While additional issues will undoubtedly arise in the future, we have resolved or established reserves which we believe to be adequate for material outstanding litigation issues.

With the exception of reclassifications related to our discontinued operations (see below), total amounts reported for prior periods will remain the same, but amounts reported on a segment basis are reported in the three segments that the Company now operates in, rather than the four segments in which the Company previously operated and reported.

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the anticipated future performance of the Electrical Services group did not warrant maintaining it as a part of the ENGlobal suite of services. As a result, effective July 1, 2011, the Company initiated a plan to sell or, if necessary, ultimately terminate the operations of its Electrical Services group. These assets and their related operations have been classified as discontinued operations and are presented as such in the Company's re-casted consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as a loss from discontinued operations, net of taxes. Pending the sale or termination of the Electrical Services Group, we continue to abide by our contractual details to complete the projects to the client's satisfaction.

The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sectors throughout the United States. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors throughout the United States as well as specific projects in the Middle East and Central Asia. The Field Solutions segment provides inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecommunications companies and other owner/operators of infrastructure facilities throughout the United States.

The Company's revenue is composed of engineering, procurement and construction management (EPCM) services revenue and the sale of fabricated engineered automation systems. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts whereas a majority of the Company's engineered automation system sales are earned on fixed-price contracts.

In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in total are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of the Company's core business trends.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Results of Operations for the Twelve Months
Ended December 31, 2011 and 2010

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the twelve months ended December 31, 2011 (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$175,387	$62,216	$75,144	$—	$312,747
Inter-segment eliminations	—	—	—	—	—
Revenue	175,387	62,216	75,144	—	312,747	100.0%
Gross profit	15,354	6,084	5,841	—	27,279	8.7%
SG&A	7,519	4,047	5,681	14,016	31,263	10.0%
Operating income (loss)	7,835	2,037	160	(14,016)	(3,984)	(1.3)%
Other income (expense)					(61)	—%
Interest income (expense)					(1,028)	(0.3)%
Tax provision					831	0.3%
Net loss from continuing operations					$(4,242)	(1.4)%
Diluted earnings per share from continuing operations					$(0.16)

For the twelve months ended December 31, 2010 (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$161,149	$51,020	$95,481	$—	$307,650
Inter-segment eliminations	(48)	(1,363)	—	—	(1,411)
Revenue	161,101	49,657	95,481	—	306,239	100.0%
Gross profit	12,253	2,551	7,153	—	21,957	7.2%
SG&A	17,925	4,476	3,480	14,094	39,975	13.1%
Operating income (loss)	(5,672)	(1,925)	3,673	(14,094)	(18,018)	(5.9)%
Other income (expense)					(319)	(0.1)%
Interest income (expense)					(442)	(0.1)%
Tax provision					6,553	2.1%
Net loss from continuing operations					$(12,226)	(4.0)%
Diluted earnings per share from continuing operations					$(0.45)

Increase/(Decrease) in 2011 to 2010 Operating Results (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$14,238	$11,196	$(20,337)	$—	$5,097
Inter-segment eliminations	48	1,363	—	—	1,411
Revenue	14,286	12,559	(20,337)	—	6,508	2.1%
Gross profit	3,101	3,533	(1,312)	—	5,322	24.2%
SG&A	(10,406)	(429)	2,201	(78)	(8,712)	(21.8)%
Operating income (loss)	13,507	3,962	(3,513)	78	14,034	(77.9)%
Other income (expense)					258	(80.9)%
Interest income (expense)					(586)	132.6%
Tax provision					(5,722)	(87.3)%
Net loss from continuing operations					$7,984	(65.3)%
Diluted earnings per share from continuing operations					$0.29

Consolidated Results of Operations for the Twelve Months

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Ended December 31, 2010 and 2009

For the twelve months ended December 31, 2010 (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$161,149	$51,020	$95,481	$—	$307,650
Inter-segment eliminations	(48)	(1,363)	—	—	(1,411)
Revenue	161,101	49,657	95,481	—	306,239	100.0%
Gross profit	12,253	2,551	7,153	—	21,957	7.3%
SG&A	17,925	4,476	3,480	14,094	39,975	13.1%
Operating income (loss)	(5,672)	(1,925)	3,673	(14,094)	(18,018)	(5.9)%
Other income (expense)					(319)	(0.1)%
Interest income (expense)					(442)	(0.1)%
Tax provision					6,553	2.1%
Net loss from continuing operations					$(12,226)	(4.0)%
Diluted earnings per share from continuing operations					$(0.45)

For the twelve months ended December 31, 2009 (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$154,807	$72,418	$118,330	$—	$345,555
Inter-segment eliminations	(1,132)	(96)	(865)	—	(2,093)
Revenue	153,675	72,322	117,465	—	343,462	100.0%
Gross profit	11,403	8,703	10,947	—	31,053	9.0%
SG&A	6,806	4,135	3,472	13,614	28,027	8.2%
Operating income (loss)	4,597	4,568	7,475	(13,614)	3,026	0.9%
Other income (expense)					174	0.1%
Interest income (expense)					(573)	(0.2)%
Tax provision					(1,394)	(0.4)%
Net income from continuing operations					$1,233	0.4%
Diluted earnings per share from continuing operations					$0.04

Increase/(Decrease) in 2010 to 2009 Operating Results (dollars in thousands)	Engineering and Construction	Automation	Field Solutions	All Other	Consolidated

Revenue before eliminations	$6,342	$(21,398)	$(22,849)	$—	$(37,905)
Inter-segment eliminations	1,084	(1,267)	865	—	682
Revenue	7,426	(22,665)	(21,984)	—	(37,223)	(10.8)%
Gross profit	850	(6,152)	(3,794)	—	(9,096)	(29.3)%
SG&A	11,119	341	8	480	11,948	42.6%
Operating income (loss)	(10,269)	(6,493)	(3,802)	(480)	(21,044)	(695.4)%
Other income (expense)					(493)	(283.3)%
Interest income (expense)					131	(22.9)%
Tax provision					7,947	(570.1)%
Net loss from continuing operations					$(13,459)	(1,091.6)%
Diluted earnings per share from continuing operations					$(0.49)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OVERALL COMPARISONS

Revenue

The $6.5 million overall increase in revenue for the twelve months ended December 31, 2011, as compared to the comparable 2010 period, resulted from an increase of $12.5 million in our Automation segment and $14.3 million to our Engineering and Construction segment, offset by a decrease of $20.3 million in our Field Solutions segment. Overall revenue increased in 2011 as a result of project work from new clients. However, the majority of the increase was due to $21.9 million of additional work from existing clients. In addition, 2011 revenues were impacted by existing projects that were either finished or saw significantly diminished activity during the 12-month period. Our clients are continuing to perform “run and maintain” type smaller projects which focus on work for required maintenance to keep the plant up and running but not on new capital expansions. Competition for the project work on the market continues to be intense.

Our revenue decrease from 2009 to 2010 was a result of our clients' continued cancellation or delay of scheduled capital projects due to the economy in general, lower energy commodity prices and lower energy processing margins. Our clients were continuing to perform “run and maintain” type smaller projects which focus on work for required maintenance to keep the plant up and running but not on new capital expansions. Competition had also increased greatly for the amount of project work on the market. In addition, 2010 revenues were impacted by the completion of several larger projects which were not replaced with new project work.

Gross Profit

The increase in gross profit as a percentage of revenue in 2011 relative to 2010 was caused by several factors including lower travel expenses as part of an operational focus on cost control, lower material costs as a function of current project requirements and lower variable labor costs due to an operational focus on utilization, resulting in higher margins.

The decrease in gross profit as a percentage of revenue in 2010 relative to 2009. was caused by several factors including lower utilization of our billable resources, resulting in increased overhead costs to retain employees, increased overhead costs to expand our marketing to new sectors and new clients, increased per-employee costs of benefits and market pressure to renegotiate some of our existing contracts, resulting in lower margins. Also, we had significant increases in procurement activities which are generally performed at lower margins than labor.

Selling, General and Administrative (“SG&A”) Expenses

The decrease in operating SG&A expense for the twelve months ended December 31, 2011, as compared to the comparable 2010 period, primarily consisted of decreases in bad debt expense of $9.7 million mainly attributable to the SLE receivable write off in 2010. Also, the Electrical Services group in our Automation segment moved to a smaller facility, reducing facilities expense by $0.3 million. We are now in the process of selling certain Electrical assets and terminating the operations of that division which should further decrease our SG&A.

The increase in operating SG&A expense for the twelve months ended December 31, 2010, as compared to the comparable 2009 period, primarily consisted of increases in bad debt expense of $9.7 million mainly attributable to the SLE write off, net of allowance adjustments, $1.0 million in professional services expenses, $0.4 million in salaries and employee related expenses, $0.2 million in depreciation and amortization expenses and $0.1 million in taxes, offset by decreases of $0.1 million in stock compensation expense.

The decrease in all other SG&A expense for the twelve months ended December 31, 2011, as compared to the comparable 2010 period, was primarily the result of decreases of $1.1 million in salaries and employee related expenses, offset by an increase of $0.1 million in professional services expenses. As a percentage of revenue, all other SG&A expense decreased to 4.5% for the twelve months ended December 31, 2011, from 4.6% for the comparable prior year period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in all other SG&A expense for the twelve months ended December 31, 2010, as compared to the comparable 2009 period, was primarily the result of increases of $1.1 million in salaries and employee related expenses, offset by decreases of $0.3 million in depreciation and amortization expense, $0.1 million in stock compensation expense, $0.1 million in professional services expenses and $0.1 million in office expenses. As a percentage of revenue, all other SG&A expense increased to 4.6% for the twelve months ended December 31, 2010, from 4.0% for the comparable prior year period.

Operating Profit

The increase in operating income for the twelve months ended December 31, 2011, as compared to the comparable 2010 period, was attributable to higher revenue levels as well as decreased costs for both travel expenses and variable labor, due to increased focus on cost controls and improved utilization. These decreased costs contributed to higher operating income as a percentage of revenue.

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

Other Income (Expense)

Other expense decreased in 2011 compared to the same period in 2010 due mainly to a decrease in investments written off in 2010 of approximately $413,000 compared to other expenses in 2011 of approximately $61,000. Other expense in 2011 consisted primarily of approximately $57,000 paid in government penalties. Other expense for the same period in 2010 mainly consisted of $413,000 to write off an investment with a developer that was unable to obtain project financing and $56,000 in taxes, offset by income of $150,000 for a legal settlement. Other income in 2009 mainly consisted of $315,000 from insurance proceeds related to Hurricane Ike, offset by expense of $145,000 in losses from an investment in a Costa Rican company.

Interest Income (Expense)

Interest expense increased between 2011 and 2010 due to the increase in our credit facility as well as increasing interest rates in 2011, as compared to 2010. Interest expense decreased between 2010 and 2009 due to the lower balances on our line of credit throughout most of the year.

Net Income (Loss)

As a result of changes detailed above, Net Income increased $4.7 million to a loss of $7.1 million in 2011 from a loss of $11.8 million in 2010, increasing as a percentage of total revenue from (4.0)% in 2010 to (1.4)% in 2011. Net Income decreased $13.0 million to a loss of $11.8 million in 2010 from net income of $1.2 million in 2009, decreasing as a percentage of total revenue from 0.4% in 2009 to (4.0)% in 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2011 Compared to 2010 and 2010 Compared to 2009

Engineering and Construction Segment:

	Twelve Months Ended December 31,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$175,387		$161,149		$14,238
Inter-segment eliminations	—		(48)		48
Total revenue	$175,387		$161,101		$14,286

Detailed revenue
Detail-design	$124,505	71.0%	$70,123	43.5%	$54,382	77.6%
Field services	15,508	8.8%	59,972	37.2%	(44,464)	(74.1)%
Procurement services	17,563	10.0%	17,200	10.7%	363	2.1%
Fixed-price	17,811	10.2%	13,806	8.6%	4,005	29.0%
Total revenue	$175,387	100.0%	$161,101	100.0%	$14,286	8.9%

Gross profit	15,354	8.8%	12,253	7.6%	3,101	25.3%

Operating SG&A expense	7,519	4.3%	17,925	11.1%	(10,406)	(58.1)%

Operating income (loss)	$7,835	4.4%	$(5,672)	(3.5)%	$13,507	238.1%

	Twelve Months Ended December 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$161,149		$154,807		$6,342
Inter-segment eliminations	(48)		(1,132)		1,084
Total revenue	$161,101		$153,675		$7,426

Detailed revenue
Detail-design	$70,123	43.5%	$92,181	60.0%	$(22,058)	(23.9)%
Field services	59,972	37.2%	57,246	37.2%	2,726	4.8%
Procurement services	17,200	10.7%	399	0.3%	16,801	4,210.8%
Fixed-price	13,806	8.6%	3,849	2.5%	9,957	258.7%
Total revenue	$161,101	100.0%	$153,675	100.0%	$7,426	4.8%

Gross profit	12,253	7.6%	11,403	7.4%	850	7.5%

Operating SG&A expense	17,925	11.1%	6,806	4.4%	11,119	163.4%

Operating income	$(5,672)	(3.5)%	$4,597	3.0%	$(10,269)	(223.4)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue

Engineering and Construction revenue accounted for 56.1% of our total revenue for 2011. Revenue gains are due to an increase in capital project spending in the downstream refining, chemicals and petrochemicals sectors along with increased spending in the midstream sector. This is consistent with our strategic long-term view of these markets. The Engineering and Construction segment's estimated backlog at December 31, 2011 was $124.0 million.

Our detail design service revenues increased by 77.6% from 2010 to 2011, but decreased by 23.9% from 2009 to 2010. The increase in 2011 reflects the increased capital spending by our traditional clients for both in-plant seconded technical staff and for engineering, design, procurement and construction management services. The decrease in 2010 was mainly due to decreased demand for engineering and related professional services for energy related projects. This decrease in demand was caused by delayed or canceled capital project work by clients in reaction to the economy. This area of service revenues was impacted the most due to the level of capital work that is performed in this area.

Our field services revenues decreased by 74.1% from 2010 to 2011, but increased by 4.8% from 2009 to 2010. In 2011, our clients' demands decreased as a reaction to the economy. However, we are now exploring the possibility of marketing to a broader range of prospective clients.

Revenue from procurement services increased 2.1% from 2010 to 2011 and increased significantly from 2009 to 2010. The increase in 2011 was the result of additional volume of procurement for EPC contracts due to increases in midstream and government services arenas. The significant increase in 2010, as compared to the comparable 2009 period, was due to work performed for a new client that was expanding a gas field with exhuming, holding and loading functionality.

Fixed-price revenues increased 258.7% from 2009 to 2010 and again by 29.0% from 2010 to 2011. Due to the current economy and increased activity in the midstream sector where fixed price projects are common, more clients are requesting work to be performed on a fixed-price basis to control their costs and shift risk to their contractors. We expect to continue to see increased trends in this type of work awarded by the clients.

Gross Profit

Our Engineering and Construction segment's total gross profit increased 25.3% in 2011, as compared with 2010, and increased 7.5% in 2010, as compared with 2009. Of the overall increase in gross profit for 2011, $14.2 million was attributable to increase revenues, offset by an increase of $10.1 million in direct costs. As a percentage of the Engineering and Construction segment revenue, the Engineering and Construction segment's gross profit increased from 7.4% in 2009 to 7.6% in 2010, and increased to 8.8% in 2011 from 7.6% in 2010. The increase during 2011 is mainly due to management of variable labor costs and improving market conditions for the Company's services.

The increase in total gross profit percentages for 2010, as compared to 2009, is mainly due to cost cutting measures implemented in response to the lower revenues during 2009, which included decreasing our number of employees; therefore, reducing our overhead costs.

Operating Selling, General and Administrative (“SG&A”) Expenses

The decrease in the Engineering and Construction segment's SG&A expense in 2011 from 2010 was due to large write offs of bad debt in 2010. The increase in the Engineering and Construction segment's SG&A expense in 2010 from 2009 was due to increases of $10.0 million in bad debt expense mainly attributable to the SLE and Bigler write offs net of allowance adjustments, $0.8 million in professional services expenses and $0.5 million in salaries and employee related expenses, offset by decreases of $0.2 million in facilities expenses and $0.1 million in stock compensation expenses.

Operating Income

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Of the overall increase in the Engineering and Construction segment's operating income for 2011 stated as a percent of revenues, the majority was due to significant increases in our detail design revenues.

Of the overall decrease in the Engineering and Construction segment's operating income for 2010 stated as a percent of revenues, 6.2 percentage points of change was due to increased SG&A expenses for the write off of the SLE and Bigler receivables.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Automation Segment:

	Twelve Months Ended December 31,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$62,216		$51,020		$11,196
Inter-segment eliminations	—		(1,363)		1,363
Total revenue	$62,216		$49,657		$12,559

Detailed revenue
Fabrication	$36,989	59.5%	$25,917	52.2%	$11,072	42.7%
Non-fabrication	25,227	40.5%	23,740	47.8%	1,487	6.3%
Total revenue	$62,216	100.0%	$49,657	100.0%	$12,559	25.3%

Gross profit	6,084	9.8%	2,551	5.1%	3,533	138.5%

Operating SG&A expense	4,047	6.5%	4,476	9.0%	(429)	(9.6)%

Operating income (loss)	$2,037	3.3%	$(1,925)	(3.9)%	$3,962	205.8%

	Twelve Months Ended December 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$51,020		$72,418		$(21,398)
Inter-segment eliminations	(1,363)		(96)		(1,267)
Total revenue	$49,657		$72,322		$(22,665)

Detailed revenue
Fabrication	$25,917	52.2%	$35,792	49.5%	$(9,875)	(27.6)%
Non-fabrication	23,740	47.8%	36,530	50.5%	(12,790)	(35.0)%
Total revenue	$49,657	100.0%	$72,322	100.0%	$(22,665)	(31.3)%

Gross profit	2,551	5.1%	8,703	12.1%	(6,152)	(70.7)%

Operating SG&A expense	4,476	9.0%	4,135	5.7%	341	8.2%

Operating income	$(1,925)	(3.9)%	$4,568	6.3%	$(6,493)	(142.1)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue

The Automation segment contributed 19.9% of our total revenues for 2011. Revenue from operations increased due to a number of projects undertaken to solve unique customer needs. In addition, the Caspian project, an $85 million contract with the Caspian Pipeline Consortium in Russia and Kazakhstan, entered the fabrication and drawing stages. The Automation segment's estimated backlog at December 31, 2011 was $101.7 million.

The overall increase in our fabrication revenue from 2010 to 2011 is due to the Power Island installations, the start of the Caspian project and renewed interest in Remote Instrument Enclosures (RIE) and Continuous Emission Monitoring (CEM) buildings. The overall decrease in our fabrication revenue from 2009 to 2010 was mainly attributable to the completion of large international analytical projects in 2009.

The overall increase in our non-fabrication revenue from 2010 to 2011 is mainly attributable to the Caspian project entering the drawing stage. The overall decrease in our non-fabrication revenue from 2009 to 2010 was mainly attributable to the completion of larger projects without the same level of new work to replace them due to clients' decreased spending on capital projects.

Gross Profit

Of the overall increase in our Automation segment's gross profit from 2010 to 2011, $2.5 million is attributable to increased revenue while decreased costs contributed $1.0 million to the overall increase. The overall gross profit percentage increase is due to the Automation segment becoming more efficient and innovative in providing customer solutions.

Of the total gross profit percentage decrease from 2009 to 2010, 2.3 percentage points were attributable to reduced margins due to competitive pressure and increased overhead costs related to expanding our services during the year. This included the up-front costs associated with offering new services. As we had anticipated, margins improved in 2011 as the initial up-front costs had been expended in 2010 and did not offset 2011 sales. The remainder of the decrease in gross profit is due to higher direct costs, as a percentage of lower revenue.

Selling, General and Administrative (“SG&A”) Expenses

The overall decrease in our Automation segment's SG&A expense from 2010 to 2011 was attributable to the decreased amortization from a prior acquisition, a reduction of $82,000 in bad debt expense and the reduction of facility space, reducing costs by $300,000.

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

Operating Income

The overall increase in our Automation segment's operating income from 2010 to 2011 is due to revenue generated from the expansion of client solutions, contained project costs and a focused effort on reduction of SG&A costs. The overall decrease in our Automation segment's operating income from 2009 to 2010 was due to increased overhead costs associated with expanding our services offered to our customers along with reduced revenues and increased costs due to competitive pressure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Field Solutions Segment:

	Twelve Months Ended December 31,
	2011		2010		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$75,144		$95,481		$(20,337)
Inter-segment eliminations	—		—		—
Total revenue	$75,144		$95,481		$(20,337)

Detailed revenue
Inspection services	$48,551	64.6%	$72,268	75.7%	$(23,717)	(32.8)%
Land services	26,593	35.4%	23,213	24.3%	3,380	14.6%
Total revenue	$75,144	100.0%	$95,481	100.0%	$(20,337)	(21.3)%

Gross profit	5,841	7.8%	7,153	7.5%	(1,312)	(18.3)%

Operating SG&A expense	5,681	7.6%	3,480	3.6%	2,201	63.2%

Operating income	$160	0.3%	$3,673	3.8%	$(3,513)	(95.6)%

	Twelve Months Ended December 31,
	2010		2009		Increase/(Decrease)
	(dollars in thousands)

Revenue before eliminations	$95,481		$118,330		$(22,849)
Inter-segment eliminations	—		(865)		865
Total revenue	$95,481		$117,465		$(21,984)

Detailed revenue
Inspection services	$72,268	75.7%	$85,507	72.8%	$(13,239)	(15.5)%
Land services	23,213	24.3%	31,958	27.2%	(8,745)	(27.4)%
Total revenue	$95,481	100.0%	$117,465	100.0%	$(21,984)	(18.7)%

Gross profit	7,153	7.5%	10,947	9.3%	(3,794)	(34.7)%

Operating SG&A expense	3,480	3.5%	3,472	2.9%	8	0.2%

Operating income	$3,673	3.8%	$7,475	6.4%	$(3,802)	(50.9)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue

The Field Solutions segment contributed 24.0% of our total revenues for 2011. The Field Solutions segment's estimated backlog at December 31, 2011 was $76.3 million.

The overall decrease in revenue from inspection related services from 2010 to 2011 is primarily attributable to completion of several larger projects and our inability to replace them with new similarly-sized projects. The overall decrease in revenue in inspection related services from 2009 to 2010 was primarily attributable to the completion of ongoing projects as well as our clients' delay or cancellation of projects.

The overall increase in revenue from land related services from 2010 to 2011 was primarily attributable to expanded opportunities in the natural gas market. The overall decrease in revenue from land related services from 2009 to 2010 was primarily attributable to clients delaying capital projects and competitive pricing pressures as well as the completion or downsizing of several projects.

Gross Profit

The overall decrease in our Field Solutions segment's gross profit from 2010 to 2011 is primarily due to the segment's overall decrease in revenue. However, gross profit as a percentage of revenue increased from 7.5% to 7.8% because a smaller portion of the revenues were derived from inspection services which typically has lower margins. Also, margins from inspection services were negatively impacted by payroll changes made in the fourth quarter.

Of the overall decrease in our Field Solutions segment's gross profit from 2009 to 2010, $1.7 million is attributable to increased costs, while decreased revenues contributed to $2.1 million of the decrease. Of the total gross profit percentage decrease, 0.9 percentage points was attributable to lower margins resulting from competitive pressures, while the remaining 0.9 percentage points decrease is attributable to increased non-billable and indirect costs resulting from low employee utilization.

Selling, General and Administrative (“SG&A”) Expenses

The increase in our Field Solutions segment's SG&A expense for 2011, as compared to the comparable 2010 period, was primarily attributable to increased professional service fees related to legal matters within the Inspection Division.

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

Operating Income

The overall $3.5 million decrease in our Field Solutions segment's operating income for 2011, as compared to 2010, was due to lower overall revenues and higher legal fees.

The overall $3.8 million decrease in our Field Solutions segment's operating income for 2010, as compared to 2009, was due to the completion of existing projects as well as delayed work along with increased costs due to competitive pressures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at December 31, 2011 was borrowings under our senior revolving credit facility with Wells Fargo Bank (the “Wells Fargo Credit Facility”), discussed under “Senior Revolving Credit Facility” below. Cash on hand at December 31, 2011 totaled $26 thousand and availability under the Wells Fargo Credit Facility totaled $9.7 million, after consideration of loan covenant restrictions, resulting in total liquidity of $9.7 million. We believe that we have sufficient available cash required for operations for the next 12 months. However, cash and the availability of cash could be materially restricted if:

•	we are unable to extend the senior revolving credit facility past its current end date of May 31, 2012 or obtain alternative sources of financing,

•	amounts billed are not collected or are not collected in a timely manner,

•	circumstances prevent the timely internal processing of invoices,

•	project mix continues to shift from cost-reimbursable to fixed-price contracts and we are unable to accurately estimate the project costs, resulting in cost overruns,

•	the Company loses one or more of its major customers or its major customers significantly reduce the amount of work requested from the Company, or

•	acquisitions are not integrated timely or effectively

If any such event occurs, we would be forced to consider alternative financing options.

Cash Flows from Operating Activities

Operating activities provided $5.6 million in net cash in 2011, used $6.2 million of net cash in 2010, and provided $23.0 million in net cash in 2009. For the year ended December 31, 2011, the changes in working capital were primarily due to increased trade receivables of $0.3 million, decreased notes receivable of $2.5 million attributable to a payment received on the Alon USA receivable, decreased income taxes receivable of $6.7 million primarily due to a tax refund received in October 2011, decreased accounts payable of $0.6 million and decreased accrued compensation and benefits of $0.1 million. The increase in trade receivables was primarily the result of increased operating activity. Our days sales outstanding has increased from 56 days for the 12-month period ended December 31, 2010 to 70 days for the 12-month period ended December 31, 2011. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

Cash Flows from Investing Activities

Investing activities used cash totaling $2.9 million in 2011, compared to $3.0 million in 2010 and $4.2 million in 2009. In 2011, investing activities were primarily used for capital additions. In 2010,investing activities were primarily used for capital additions and the CDI transaction. In 2009, investing activities were primarily used for capital additions and the PCI transaction.

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

Cash Flows from Financing Activities

Financing activities used cash totaling $2.7 million in 2011, provided cash totaling $9.1 million in 2010, and used cash totaling $19.7 million in 2009. During 2011, our primary financing mechanism was our line of credit under the Wells Fargo Credit Facility. The line of credit was used principally to finance working capital requirements. During 2011,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

our borrowings on the line of credit were $159.9 million in the aggregate and we repaid an aggregate of $162.2 million. During 2010, our borrowings on the line of credit were $121.4 million in the aggregate and we repaid an aggregate of $108.7 million on our short-term and long-term bank and other debt.

We anticipate that future cash flows from financing activities will be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations, obligations and payments received on accounts receivable. We estimate that payments on long-term debt, including interest for the coming year, will be $16.6 million, however, if we are unable to replace the Credit Facility or if we replace it at unfavorable terms, it could have a negative impact on the cash flows and the operations of the Company.

Senior Revolving Credit Facility

Historically, we have satisfied our cash requirements through operations and borrowings under a revolving credit facility. In December 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provided a 28-month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). The Wells Fargo Credit Facility expires on May 31, 2012 and the Company is in the process of obtaining replacement financing. The Wells Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converted our borrowings from a revolving credit facility to an asset based lending agreement. On August 1, 2011, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank which allows a maximum available principal amount of $35 million under the Credit Facility. The Amended and Restated Credit Facility allows for borrowings limited to an aggregate of 80% of our current eligible accounts receivable. The Wells Fargo Credit Facility is additionally limited by deductions from accounts receivable for items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. These accounts receivable exclusions under the Credit Facility totaled $8.9 million at December 31, 2011. The Amended and Restated Credit Facility contains an unused commitment fee of fifty basis points (0.50%) per annum and allows for other indebtedness of up to $10 million to cover the Ex-Im bank credit facility, described in the "Letters of Credit" section, and up to $1.0 million in any 12 month period for the unsecured financing of insurance premiums. The outstanding balance on the Wells Fargo Credit Facility as of December 31, 2011 was $16.4 million this amount was subject to a fluctuating interest rate described below. The remaining borrowings available under the Wells Fargo Credit Facility as of December 31, 2011 were $9.7 million after consideration of loan covenant restrictions.

At the Company's option, amounts borrowed under the Wells Fargo Credit Facility will bear interest at a fluctuating rate per annum determined by Wells Fargo to be (3.75%) above the Daily One Month LIBOR Rate in effect from time to time.

The Company's Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00; and

•	Fixed Charge Coverage Ratio not less than 1.75 to 1.00.

“Total Liabilities” is defined as the aggregate of current liabilities and non-current liabilities. “Tangible Net Worth” is defined as the aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. “Fixed Charge Coverage Ratio” is determined on a rolling four-quarter basis and is defined as EBITDA minus cash taxes, divided by interest expense, plus the current maturity of long-term debt, where EBITDA is net income, plus interest expense, plus income taxes, plus depreciation and amortization, plus stock compensation expense.

The Company was not in compliance with one covenant (Fixed Charge Ratio) under the Wells Fargo Credit Facility as of December 31, 2011; however, Wells Fargo has granted a waiver for the breach of this covenant. For the quarterly

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

period ended December 31, 2011, our Total Liabilities to Tangible Net Worth Ratio ranged from 1.45 to 1.00; and our Fixed Charge Coverage Ratio ranged from .54 to 1.00. During the 12-month period ended December 31, 2011 we expended or committed approximately 19%, or $0.7 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The balance of our capital expenditures for the 12-month period has been for normal operating requirements including office furniture, computers, software and vehicles.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investments, guaranties, and restrictions on certain distributions and pledges of assets.

The Wells Fargo Credit Facility has been extended, with an increased interest rate, to May 31, 2012 and we are currently in the due diligence phase to secure a new, long term credit facility from an different lender. We presently have competitive proposals from two major financial institutions to provide long-term financing on terms that are better than our existing Wells Fargo Credit Facility and we are working toward entering into a new credit facility with a multi-year term before the May 31, 2012 extension date on our Wells Fargo Credit Facility. If we are unable to do so, we believe alternative forms of financing are available to us.

Letters of Credit

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible receivables resulting from the CPC project. As of April 12, 2012, $9.1 million in letters of credit was outstanding under this facility. As part of an Ex-Im Bank requirement, this letter of credit is collateralized by $2.3 million in cash, designated as Restricted Cash in the Company's Consolidated Balance Sheet, only until sufficient accounts receivables are credited as part of the Russian portion of the CPC project.

As of December 31, 2011, the Company had other outstanding letters of credit totaling $4,374,000 primarily for additional performance support to our CPC project and to cover self-insured deductibles under both our general liability and our workers' compensation insurance policies.

Contractual Obligations

Our total long-term debt outstanding on December 31, 2011 was $16.6 million (see Note 10 to Consolidated Financial Statements), a decrease from $19.3 million as of December 31, 2010.

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	2012	2013	2014	2015	2016 and thereafter	Total
	(in thousands)
Long-term debt	$16,602	$—	$—	$—	$—	$16,602
Equipment Lease	534	494	475	307	80	1,890
Contractual interest and discount on certain notes[1]	260	—	—	—	—	260
Subtotal long-term debt	17,396	494	475	307	80	18,752
Short-Term Notes	—	—	—	—	—	—
Purchase Order Obligations	—	—	—	—	—	—
Operating leases	3,453	3,033	2,626	2,601	4,724	16,437
Total contractual cash obligations	$20,849	$3,527	$3,101	$2,908	$4,804	$35,189

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1Future interest consists primarily of interest on the line of credit under the Wells Fargo Credit Facility. The rate applicable to debt outstanding at December 31, 2011 was 4% and fluctuates with the prime rate. Interest and discount rates on the remaining note payable is 5.00% at December 31, 2011.

Non-Cash Transactions

In 2011, there were no non-cash transactions. In 2010, non-cash transactions included $0.8 million in connection with financing insurance policy premiums and $0.5 million in discounted notes payable in connection with the acquisition of CDI's operations. In 2009, non-cash transactions included $0.2 million in discounted notes payable issued in connection with the acquisition of PCI.

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

Long-term Notes Receivable

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; against South Louisiana Ethanol LLC (“SLE”) to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. $12.3 million of the amount due had been documented in the form of a “Hand Note.” In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. In connection with the bankruptcy proceedings, the plant assets were sold and the court issued an order allocating proceeds from the sale and authorizing their distribution. ENGlobal received $209,017 and may receive an additional $845,500 depending on the outcome of a dispute with subcontractor.

On March 13, 2009, the Company entered into a letter agreement (the “letter agreement”) with Alon resolving the payment of accounts receivable invoices in the aggregate amount of $6.8 million, payable in monthly installments with the final payment in December 2009. The $6.8 million payment plan included $4.6 million in subcontractor obligations which were included in our Accounts Payable balances until April 2010 when they were then reclassified to a long-term note payable. Alon made timely payments under the letter agreement until October 2009, when it failed to pay the full amount due. This receivable was reclassed to a short-term note receivable as of December 31, 2010 and paid in full in April 2011.

In 2010, the Company reclassified the accounts receivable balance of $3.0 million related to the Bigler litigation and subsequent bankruptcy filing to long-term claims receivable. In June 2010, the Company wrote off the long-term claims receivable.

Contingent Liabilities and Commitments

To our knowledge, the Company is not exposed to any environmental liability.

The Company does not have any product liability issues. Lease commitments are included in Footnote 11 of the consolidated financial statements. The Company leases all of its office and fabrication space.

The Company has no off-balance sheet financing arrangements.

Income Tax Provision

We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. As of December 31, 2011, we have not recognized interest or penalties relating to any uncertain tax positions.

The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty the timing of such audits, how these audits would be resolved and whether the Company would be required to make additional tax payments, which may or may not include penalties and interest.

The Company is not currently the subject of any examination by the Internal Revenue Service, and the open years subject to audit are tax years 2008-2010. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

Asset Management

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $54.0 million as of December 31, 2011 from $52.5 million as of December 31, 2010. The number of days sales outstanding for trade accounts receivable increased from 56 days at December 31, 2010, to 70 days at December 31, 2011. Bad debt expense was approximately 0.3% and 3.5% of revenue for the years ended December 31, 2011 and 2010, respectively. We decreased our allowance for doubtful accounts from $2.1 million to $1.8 million or 4.0% and 3.3% of trade accounts receivable balance for each of the years 2010 and 2011, respectively. We continue to manage this portion of our business very carefully.

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

Seasonality

Our revenues are generated by services, and therefore holidays and employee vacations during our fourth quarter exert downward pressure on revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. Our clients' annual budget process is normally completed in the first quarter of each calendar year, which can slow the award of new work at the beginning of the year. Principally due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

Critical Accounting Policies

Revenue Recognition
A large portion of the Company's revenue is recognized under time-and-material contracts. Significant estimates are generally not involved in determining revenue recognition for these types of contracts. Significant estimates are involved in determining revenue recognition for fixed-price contracts.

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

Our revenue is largely composed of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts). Some contracts have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract. The contract is awarded with the maximum aggregate revenue, referred to as the not-to-exceed amount. The Company does not earn revenue over the not-to-exceed amount unless we obtain a change order. The current amount of revenue deferred for these reasons is $0.3 million. The Company is not obligated to complete the contract once the not-to-exceed amount has been reached. However, if the Company performs work over the not-to-exceed amount prior to obtaining a valid change order, our gross profit margins are negatively impacted. Billings on time-and-material contracts are produced every two weeks.

On occasion, we serve as purchasing agent by procuring subcontractors, material and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. Revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting, this “pass-through” type of transaction is reported net. We

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

had $3.6 million and $1.0 million of pass-through transactions in 2011 and 2010, respectively. We had no pass-through transactions in 2009.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management uses contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $5.5 million in contingency. Losses on contracts are recorded in full as they are identified.

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed on fixed-price contracts. The Company's inability to manage significant levels or increases in “costs and estimated earnings in excess of billings on uncompleted contracts” could have a serious impact on the Company's cash flow. The liability “billings in excess of costs and estimated profits on uncompleted contracts” represents amounts billed in excess of revenue recognized on fixed-price contracts.

Change Orders

Change orders are modifications of an original contract that effectively change deliverables under a contract without adding new provisions. We can request change orders, and our clients may initiate them. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work and/or the period of completion of the project.

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

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions, including determination of an appropriate discount rate, projecting revenue growth and gross margins, estimating operating and interest expense and projecting capital expenditure levels, are involved in making these fair value estimates, with the most critical estimates being projected growth rate and discount rate. The projected growth rate incorporates the Company's 2012 budget and management's estimate of the long-term growth rate of the Company based on certain internal estimates and external data. The discount rate utilized in the analysis was a weighted average cost of capital (WACC). WACC is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise, with the weighting of returns based on the capitalization of comparable companies. While we use the best available information to prepare our cash flow projections and WACC assumptions, actual future cash flows, costs of capital or market conditions could differ significantly resulting in future impairment and charges related to recorded goodwill balances.

During 2010, the Company realigned its reporting into three business segments. In addition, during the fourth quarter of 2010, the Company further consolidated its legal entities and internal reporting and renamed the reportable segments as Engineering and Construction, Automation and Field Solutions. As a result, goodwill that was previously reported in the Construction segment (which no longer exists as a separate segment) was reallocated to Engineering and Construction and Field Solutions. Other than the change in reporting segments and reporting units, our methodologies for performing our goodwill impairment analysis have not changed from the prior year.  However, the WACC assumption decreased approximately 6 percentage points for the current year analysis. The fair value of each of our reporting units exceeded their carrying value in excess of 45%. Deterioration in our expected operating results or increases in our cost of capital could have a negative effect on fair value and lead to an impairment charge in the future.

A 20% decrease in our budgeted short-term growth rate (holding all other assumptions constant) would have the following impact on the estimated fair value of our reporting units, summarized by segment:

Engineering and Construction	($2.0 million)
Automation	($1.4 million)
Field Solutions	($3.9 million)

These hypothetical changes would not cause step 2 of the goodwill impairment test to be required for any of our reporting units.

A 20% decrease in our projected long-term growth rate (holding all other assumptions constant) would have the following impact on the estimated fair value of our reporting units, summarized by segment:

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

Deferred Tax

The Company had net deferred tax asset balances of $5.2 million and $4.0 million as of December 31, 2011 and December 31, 2010, respectively. These net deferred tax assets are identified in Footnote 16 to the financial statements.

The Company had a federal net operating loss carry-forward at December 31, 2011 of approximately $3.8 million. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carry-forward. The current year net operating loss of approximately $3.8 million will be available for carry back to 2009 and 2010 and for carry forward through 2031.

The Company also has a foreign net operating loss carry-forward at December 31, 2011 of approximately $1.1 million. This loss is available for utilization from 2008 through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada. The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $0.4 million against the net operating loss.

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the presentation option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate, but consecutive, statements. In December 2011, the FASB deferred indefinitely the effective date for a portion of this guidance relating to the presentation of reclassification adjustments. The remainder of this guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this guidance on January 1, 2012 and the adoption of this standard will not have a material effect on its financial position or results of operations.
In September 2011, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, bypass the two-step impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods beginning after December 15, 2011. The Company will adopt this guidance on January 1, 2012 and the adoption of this standard will not have a material effect on its financial position or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011 and 2010, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. There are no material investments at December 31, 2011. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company's primary interest rate risk relates to its variable-rate line of credit debt obligation, which totaled $16.4 million and $18.7 million as of December 31, 2011 and 2010, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation i.e., an increase from the actual average interest rate of 4.00% as of December 31, 2011, to an average interest rate of 4.40%, annual interest expense would have been approximately

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

$65,000 higher in 2011 based on our annual average line of credit obligation. Due to the current credit market, a greater concern is the impact of a material violation of certain financial covenants in our Credit Agreement resulting in a re-pricing of that agreement. This could not only result in the increased annual interest expense but also a renewal or origination fee of equal proportion on a similar Credit Agreement. The Company does not have any interest rate swap or exchange agreements.

The Company has no market risk exposure in the areas of interest rate risk from investments because the Company did not have an investment portfolio as of December 31, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company does not engage in foreign currency hedging activities. Transactions in Canadian dollars in our former Canadian subsidiary have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada was subject to the risk of foreign currency fluctuations. Additionally, any revenue received from the Company's international operations in other than U.S. dollars will be subject to foreign exchange risk. The percentage of revenue received from foreign customers is identified in the discussion of segment revenue. Most revenue received from foreign customers is paid to the Company in U. S. currency, except for revenue collected by our former Canadian subsidiaries. The Canadian dollar is not subject to volatile price fluctuations compared to the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated balance sheets for ENGlobal Corporation, as of December 31, 2011 and 2010 and statements of operations, cash flows and stockholders' equity for the three-year period ended December 31, 2011, are attached hereto and made part hereof.

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statements

Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2011. We have also audited the schedule listed in the accompanying Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth, therein in relation to the financial statements taken as a whole.

/s/ Hein & Associates LLP
Hein & Associates LLP
Houston, Texas

April 12, 2012

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(dollars in thousands)

ASSETS
Current Assets:	2011	2010
Cash and cash equivalents	$26	$49
Restricted cash	2,275	—
Trade receivables, net of allowances of $1,792 and $2,130	54,020	52,465
Prepaid expenses and other current assets	880	1,802
Notes Receivable	514	2,579
Costs and estimated earnings in excess of billings on uncompleted contracts	6,790	3,146
Assets held for sale	3,757	5,669
Federal and state income taxes receivable	103	6,841
Deferred tax asset	3,989	2,619
Total Current Assets	72,354	75,170
Property and equipment, net	3,384	4,416
Goodwill	22,614	22,614
Other intangible assets, net	2,835	4,975
Long-term trade and notes receivable, net of current portion and allowances	899	1,361
Deferred tax asset, non-current	1,206	1,424
Other assets	887	364
Total Assets	$104,179	$110,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,363	$8,624
Accrued compensation and benefits	11,210	11,045
Notes payable	—	2,070
Current portion of long-term debt and leases	16,602	19,093
Deferred rent	671	629
Billings in excess of costs and estimated earnings on uncompleted contracts	4,421	947
Liabilities held for sale	1,340	1,268
Other current liabilities	3,072	1,294
Total Current Liabilities	45,679	44,970
Long-Term Debt, net of current portion	—	252
Total liabilities	45,679	45,222
Commitments and Contingencies (Notes 3, 11, 12, and 19)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,822,518 and 26,676,279 shares outstanding and 27,803,617 and 27,657,378 shares issued at December 31, 2011 and 2010, respectively	28	28
Additional paid-in capital	38,081	37,608
Retained earnings	22,822	29,920
Treasury stock at cost - 981,099 shares at December 2011 and 2010 respectively	(2,362)	(2,362)
Accumulated other comprehensive income (loss)	(69)	(92)
Total Stockholders' Equity	58,500	65,102
Total Liabilities and Stockholders' Equity	$104,179	$110,324

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	(dollars in thousands)
	2011	2010	2009
Operating revenues	$312,747	$306,239	$343,462
Operating costs and expenses:
Operating costs	285,468	284,282	312,409
Selling, general, and administrative expenses	31,263	39,975	28,027
Total operating costs and expenses	316,731	324,257	340,436
Operating income (loss)	(3,984)	(18,018)	3,026
Interest (expense), net	(1,028)	(442)	(573)
Other income (expense), net	(61)	(319)	174
Income (loss) before income taxes	(5,073)	(18,779)	2,627
Provision (benefit) for federal and state income taxes	(831)	(6,553)	1,394
Income (loss) from continuing operations	(4,242)	(12,226)	1,233
Income (loss) from discontinued operations, net of taxes	(2,834)	474	—
Net Income (Loss)	$(7,076)	$(11,752)	$1,233

Earnings (loss) per common share - Basic and Diluted
Income (loss) from continuing operations	$(0.16)	$(0.45)	$0.05
Income (loss) from discontinued operations	$(0.11)	$0.02	$—
Net Income (loss)	$(0.27)	$(0.43)	$0.05

Weighted average shares used in computing earnings (loss) per share (in thousands):
Basic	26,722	27,151	27,330
Diluted	26,722	27,151	27,567

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(dollars in thousands)

	2011	2010	2009
Common Stock
Balance at beginning of year	$28	$27	$27
Common stock issued	—	1	—
Balance at end of year	28	28	27

Paid-in Capital
Balance at beginning of year	37,608	37,108	36,415
Common stock issued	23	58	136
Stock based compensation	450	438	557
Deferred tax adjustment	—	4	—
Balance at end of year	38,081	37,608	37,108

Retained Earnings
Balance at beginning of year	29,920	41,672	40,439
WRCC dissolution	(22)	—	—
Net income (loss)	(7,076)	(11,752)	1,233
Balance at end of year	22,822	29,920	41,672

Treasury Stock
Balance at beginning of year	(2,362)	—	—
Purchase of treasury stock	—	(2,362)	—
Balance at end of year	(2,362)	(2,362)	—

Accumulated Other Comprehensive Income (Loss), net of taxes
Balance at beginning of year	(92)	(96)	(115)
Foreign currency translation adjustment	1	4	19
WRCC dissolution	22	—	—
Balance at end of year	(69)	(92)	(96)

Total Stockholders' Equity	$58,500	$65,102	$78,711

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	(dollars in thousands)
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(7,076)	$(11,752)	$1,233
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,564	4,341	4,795
Share-based compensation expense	450	438	683
Deferred income tax expense (benefit)	(2,745)	(180)	577
(Gain)/Loss on disposal of property, plant and equipment	21	106	47
Changes in current assets and liabilities, net of acquisitions:
Trade receivables	(347)	(8,057)	48,307
Notes receivable	2,527	11,402	(3,013)
Allowance on notes receivable		(3,709)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,799)	1,432	356
Prepaid expenses and other assets	456	1,808	(127)
Long-term trade receivables	—	2,988	(2,988)
Accounts payable	(636)	969	(10,578)
Accrued compensation and benefits	(103)	(732)	(12,921)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,345	(2,372)	3,393
Short-term trade payables	(1,474)	1,491	—
Other liabilities	2,658	296	(2,069)
Income taxes receivable/(payable)	6,738	(4,620)	(4,693)
Net cash provided by (used in) operating activities	5,579	(6,151)	23,002
Cash Flows from Investing Activities:
Property and equipment acquired	(664)	(1,174)	(3,217)
Business acquisitions, net of cash acquired	—	(1,896)	(1,050)
Proceeds from sale of other assets	65	29	4
Restricted cash	(2,275)	—	—
Proceeds from note receivable	—	15	58
Net cash used in investing activities	(2,874)	(3,026)	(4,205)
Cash Flows from Financing Activities:
Borrowings on line of credit	159,865	121,406	98,827
Payments on line of credit	(162,212)	(108,708)	(115,357)
Purchase of treasury stock	—	(2,362)	—
Proceeds from issuance of common stock	23	58	72
Borrowings (repayments) under capital lease	(51)	(192)	(175)
Other long-term debt repayments	(354)	(1,123)	(3,040)
Net cash provided by (used in) financing activities	(2,729)	9,079	(19,673)
Effect of Exchange Rate Changes on Cash	1	4	19
Net change in cash	(23)	(94)	(857)
Cash and cash equivalents, at beginning of year	49	143	1,000
Cash and cash equivalents, at end of year	$26	$49	$143

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

Basis of Presentation
The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 31, 2011 and 2010, and the results of our operations, cash flows and changes in stockholders' equity for the years ended December 31, 2011, 2010 and 2009. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 presentation to report discontinued operations. Refer to Note 4.

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

The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible receivables resulting from the Caspian Pipeline Consortium (CPC) project. As of the date of this filing, these letters of credit were collateralized by $2.3 million in cash, designated as Restricted Cash in the Company's Consolidated Balance Sheet. Refer to Note 10.

The Company utilizes a cash management system whereby bank accounts are swept daily to reduce outstanding balances on the Company's line of credit. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at a reporting date are reclassified to accounts payable in the financial statements. Amounts reclassified to accounts payable for outstanding checks were $1.9 million and $1.9 million as of December 31, 2011 and 2010 respectively.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income
Comprehensive income includes net income and other comprehensive income. Currently our other comprehensive income is comprised of unrealized foreign exchange gains and losses. Comprehensive income is as follows:

	2011	2010	2009
	(in thousands)
Net income (loss)	$(7,076)	$(11,752)	$1,233
Cumulative translation adjustment	(91)	(92)	(96)
WRCC Dissolution	$22	—	—
Comprehensive income (loss)	$(7,145)	$(11,844)	$1,137

Concentration of Credit Risk
Financial instruments which potentially subject ENGlobal to concentrations of credit risk consist primarily of trade accounts and notes receivable. Although our services are provided largely to the energy sector, management believes the risk due to this concentration is limited because a significant portion of our services are provided under contracts with major integrated oil and gas companies and other industry leaders. When the Company enters into contracts with smaller customers, it incurs an increased credit risk.

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit, and occasionally through rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met. Our most significant exposure to credit risks relates to situations under which we provide services early in the life of a project that is dependent on financing. Certain of these development projects are susceptible to unforeseen delays and other issues that expose us to reduced margins and possible losses. Risks increase in times of general economic downturns and under conditions that threaten project feasibility.

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

Earnings per share
The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of our outstanding stock options, restricted stock awards and restricted stock units under the treasury stock method, if including such potential shares of common stock is dilutive. Refer to Note 5.

Debt Issue Costs
Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method. The total amount of debt issue costs capitalized was $0 and $22,000 in 2011 and 2010, respectively.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are comprised primarily of non-competition covenants, customer relationships and developed technology acquired through acquisitions and are amortized using the straight-line method based on the estimated useful life of the intangible assets.

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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated service lives of our asset groups are as follows:

Asset Group	Range of Years
Shop equipment	7-10
Furniture and fixtures	5-7
Computer equipment; Autos and trucks	3-5
Software	3-5

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

Pre-Contract Costs
The Company expenses pre-contract costs, also referred to as proposal costs, as they are incurred. Pre-contract costs incurred for a specific anticipated contract and that will result in no future benefits, unless the contract is obtained, should not be included in contract costs or inventory before the receipt of the contract. Costs related to anticipated contracts are charged to expenses as incurred because recovery is not considered probable and such expenses are not reinstated by a credit to income on the subsequent receipt of the contract.

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

We also sometimes serve as purchasing agent by procuring subcontractors, materials and equipment on behalf of a client and pass the cost on to the client with no mark-up or profit. Revenues and costs for these types of “pass-through” transactions are reported net. In 2011, we had $3.6 million of pass-through transactions. We had $1.0 million of pass-through transactions in 2010 and 2009.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs
ENGlobal capitalizes costs associated with software developed or acquired for internal use when these criteria are met: the preliminary project stage is completed, management authorizes funding for the project and the project is deemed probable of completion. Capitalized costs include external costs of materials and services incurred in obtaining and developing the software and payroll and payroll related costs for employees in proportion to time devoted to the project. Capitalization of these costs ceases no later than the point at which the project is substantially complete and the software is ready for its intended use. Software development costs are included in property and equipment and are amortized on the straight-line basis over five years.

Significant Commercial Relationships
In 2009 and 2010, BASF Corporation accounted for 16% and 11%, respectively, of our consolidated revenues. In 2011, no customer accounted for 10% or more of our consolidated revenues.

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

Recent Accounting Pronouncements
In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the presentation option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate, but consecutive, statements. In December 2011, the FASB deferred indefinitely the effective date for a portion of this guidance relating to the presentation of reclassification adjustments. The remainder of this guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this guidance on January 1, 2012 and the adoption of this standard will not have a material effect on its financial position or results of operations.
In September 2011, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, bypass the two-step impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods beginning after December 15, 2011. The Company will adopt this guidance on January 1, 2012 and the adoption of this standard will not have a material effect on its financial position or operations.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS

Control Dynamics International, LP
In April 2010, a subsidiary of the Company acquired selected assets of Control Dynamics International (“CDI”), a privately-held automation firm based in Houston, Texas. CDI designs and manufactures industrial automation control systems primarily for the upstream industry. CDI complements the services performed by the Automation segment and has allowed ENGlobal to expand further into the upstream market. For accounting purposes, the acquisition was an immaterial business combination. Total consideration approximated $3.1 million comprised of $1.9 million in cash, a $0.5 million two-year installment note and $0.7 million in contingent payments related to first year earnings performance and sales of specific technology related projects during the three years following the acquisition. The estimated fair value of the contingent payments is the acquisition date present value of management's estimate of the payments that will ultimately be made. While the actual contingent payment amounts may vary from management's estimate, they may not exceed $1.5 million. Under the terms of the agreement, ENGlobal did not assume any CDI debt, nor was it required to issue any stock as consideration for the acquired assets. A key member of CDI's management team entered into an employment agreement with the Company.

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

Quarterly, the Company performs fair value assessments of the contingent liabilities. It was determined that the contingent liability that was based on earnings performance had no fair value as the minimum levels required to meet the earn-out provision would not be reached. The Company reversed the contingent liability of $0.3 million as a credit against amortization expense in the Automation segment during the three and nine months ended September 30, 2010. As of December 31, 2011, the contingent liability, relating to the sales of specific technology related projects, fair value was $0.4 million.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PCI Management and Consulting Company
A subsidiary of the Company acquired the operations of PCI Management and Consulting Company (“PCI”), a private Illinois based power consulting business on August 14, 2009. For accounting purposes, the acquisition was an immaterial business combination. Consideration approximated $1,050,000 in cash and $200,000 in the form of a note. PCI provides engineering, consulting and project management services, specializing in projects related to the generation, transmission and distribution of energy. PCI's services complement the services historically provided by our Engineering and Construction segment. Results of operations are included in the Engineering and Construction segment beginning August 15, 2009.

The acquisition was structured as a taxable transaction that excluded all monetary assets and liabilities and all contingencies of the acquired business. The Company recognized customer relationships and non-competition covenants as intangible assets. The intangible assets were recognized at their fair values on the acquisition date of $353,000 and $177,000 respectively, and are being amortized over five years. The fair values were determined using an income approach methodology that is consistent with previous similar acquisitions.

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

NOTE 4 - DISCONTINUED OPERATIONS

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the anticipated future performance of the Electrical Services group did not warrant maintaining it as part of the ENGlobal suite of services. As a result, effective July 1, 2011, the Company initiated a plan to sell or, if necessary, ultimately shut down the operations of its Electrical Services group. These assets and their related operations have been classified as discontinued operations and are presented as such in the Company's re-casted consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as a loss from discontinued operations, net of taxes.

The Company expects to complete the disposal of its discontinued operations by June 30, 2012. However, we are unable at this time to determine the gain or loss upon the ultimate disposal of the discontinued operations. Gain or loss from the disposal, when ascertained, will be properly disclosed in the notes to the financial statements. The Company will have no continuing involvement with these operations after their disposal.

Summarized financial information for discontinued operations is shown below.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarters Ended - 2011
	March	June	September	December
	(dollars in thousands)
Revenues	$8,160	$6,511	$2,292	$444
Costs	7,733	7,167	3,905	2,919
Operating income (loss)	$427	$(656)	$(1,613)	$(2,475)
Other income (expense)	1	—	—	—
Tax expense (benefit)	166	(227)	(577)	(844)
Net income (loss)	$262	$(429)	$(1,036)	$(1,631)

	For the Quarters Ended - 2010
	March	June	September	December
	(dollars in thousands)
Revenues	$—	$2,490	$3,942	$7,944
Costs	—	2,295	3,836	7,483
Operating income (loss)	$—	$195	$106	$461
Other income (expense)	—	—	—	—
Tax expense (benefit)	—	74	44	170
Net income (loss)	$—	$121	$62	$291

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Assets:
Trade receivables	$2,391	$3,599
Prepaid expenses and other current assets	4	(1)
Cost and estimated earnings in excess of billings on uncompleted contracts	138	$1,983
Deferred Tax Asset	971	$—
Property and equipment, net	248	$87
Other assets	5	$1
Total Assets held for sale	$3,757	$5,669
Liabilities:
Accounts payable	$430	806
Accrued compensation and benefits	(50)	176
Deferred rent	17	—
Billings in excess of costs and estimated earnings on uncompleted contracts	158	286
Other current liabilities	785	—
Total Liabilities held for sale	$1,340	$1,268

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS PER SHARE

Earnings per share were computed as follows:

	Reconciliation of Earnings per Share Calculation
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(in thousands, except per share amounts)
Net Income (Loss)	$(7,076)	$(7,076)	$(11,752)	$(11,752)	$1,233	$1,233
Weighted average number of shares outstanding for basic	26,722	—	27,151	—	27,330	—
Weighted average number of shares outstanding for diluted	—	26,722	—	27,151	—	27,567
Net income (loss) per share available for common stock	$(0.27)	$(0.27)	$(0.43)	$(0.43)	$0.05	$0.04

Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
	(in thousands)
Common stock issued - beginning of year	26,676	27,407	27,295
Weighted average common stock issued (repurchased)	46	(256)	35
Shares used in computing basic earnings per share	26,722	27,151	27,330
Assumed conversion of dilutive stock options	—	—	237
Shares used in computing diluted earnings per share	26,722	27,151	27,567

The Company excluded potentially issuable shares of 668,000 and 693,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 - STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes, net of refunds received.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Non-Cash Transactions:
Issuance of note for insurance	$—	$828	$—
Issuance of notes in connection with acquisitions-
PCI	—	—	182
CDI	—	500	—
Cash paid:
Interest	$785	$297	$958
State and federal income taxes	(6,005)	673	5,474

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Computer equipment and software	$8,632	$9,116
Shop equipment	1,688	1,735
Furniture and fixtures	1,462	1,480
Building and leasehold improvements	2,926	2,771
Autos and trucks	450	696
	$15,158	$15,798
Accumulated depreciation and amortization	(11,917)	(11,577)
	$3,241	$4,221
Leasehold improvements and software implementations in process	143	195
Property and equipment, net	$3,384	$4,416

Depreciation expense has been approximately $1,389,000, $2,541,000 and $2,996,000 for the three years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 8 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Amounts billed	$40,203	$41,496
Amounts unbilled	15,195	12,209
Retainage	414	890
Less: Allowance for uncollectible accounts	(1,792)	(2,130)
Trade receivables, net	$54,020	$52,465

Subject to our allowance for uncollectible accounts, all amounts listed are believed to be collectible within a year. The billed accounts receivable amount includes $693,000 in claims subject to uncertainty concerning their determination or ultimate realization due to bankruptcy issues. These claims are fully accounted for in our allowance for uncollectible accounts. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. In estimating the allowance for uncollectible accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for uncollectible accounts.

A note receivable from South Louisiana Ethanol ("SLE") is the only component of our long-term receivables balances of $0.9 million and $1.4 million as of December 31, 2011 and 2010, respectively.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit sought to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. In connection with the bankruptcy proceedings, the plant assets were sold and the court issued an order allocating proceeds from the sale and authorizing their distribution. ENGlobal received

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$209,017 and may receive an additional $845,500 depending on the outcome of a dispute with subcontractors.

The components of other current liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Accrual for known contingencies	$2,061	$831
Customer prepayments	655	309
Accrued interest	86	73
Other	270	81
Other current liabilities	$3,072	$1,294

Our reserve for known contingencies consists primarily of litigation accruals and related legal fees and earn-out amounts that may become due under the terms of acquisition agreements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Costs incurred on uncompleted contracts	$43,455	$58,829
Estimated earnings on uncompleted contracts	5,591	8,731
Earned revenues	49,046	67,560
Less: billings to date	46,677	65,361
Net costs and estimated earnings in excess of billings on uncompleted contracts	$2,369	$2,199

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,790	$3,146
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,421)	(947)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$2,369	$2,199

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $5.5 million in contingency as of December 31, 2011 compared to $0.8 million as of December 31, 2010. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.3 million as of December 31, 2011 compared to $0.5 million as of December 31, 2010.

NOTE 10 - LINE OF CREDIT AND DEBT

In December 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provided a 28-month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). The Wells Fargo Credit Facility expires on May 31, 2012 and the Company is in the process of obtaining replacement financing. The Wells Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converted our borrowings from a revolving credit facility to an asset based lending agreement. On August 1, 2011, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank which allows a maximum available principal amount of $35 million under the Credit Facility. The Amended and Restated Credit Agreement allows for borrowings limited to an aggregate of 80% of our current eligible accounts receivable. The Wells Fargo Credit Facility is additionally limited by deductions from accounts receivable for items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. These accounts receivable exclusions under the Credit Facility totaled $8.9 million at December 31, 2011. The Amended and Restated Credit Agreement contains an unused commitment fee of fifty basis points (0.50%) per annum and allows for other indebtedness of up to $10 million to cover the Ex-Im Bank credit facility, described below, and up to $1.0 million in any 12-month period for the unsecured financing of insurance premiums. The outstanding balance on the Wells Fargo Credit Facility as of December 31, 2011 was $16.4 million

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and this amount was subject to a fluctuating rate, described below. The remaining borrowings available under the Wells Fargo Credit Facility as of December 31, 2011 were $9.7 million after consideration of loan covenant restrictions.

The Amended and Restated Credit Agreement provided for interest at a fluctuating rate per annum determined by Wells Fargo to be 3.75% above the Daily One Month LIBOR Rate in effect from time to time.

The Company's Credit Facility requires the Company to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	Total Liabilities to Tangible Net Worth Ratio not greater than 2.25 to 1.00;

•	Fixed Charge Coverage Ratio not less than 1.75 to 1.00;

“Total Liabilities” is defined as the aggregate of current liabilities and non-current liabilities. “Tangible Net Worth” is defined as the aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. “Fixed Charge Coverage Ratio” is determined on a rolling four-quarter basis and is defined as EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) minus cash taxes, divided by interest expense, plus the current maturity of long-term debt, where EBITDA is net income, plus interest expense, plus income taxes, plus depreciation and amortization, plus stock compensation expense.

The Company was not in compliance with one covenant (Fixed Charge Ratio) under the Wells Fargo Credit Facility as of December 31, 2011, however, Wells Fargo granted a waiver for the breach of this covenant. For the quarterly period ended December 31, 2011 our Total Liabilities to Tangible Net Worth Ratio was 1.45 to 1.00; and our Fixed Charge Coverage Ratio was .54 to 1.00. During the 12-month period ended December 31, 2011 we expended or committed approximately 19%, or $0.7 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The $0.7 million balance of our capital expenditures for the 12-month period has been for normal operating requirements including office furniture, computers, software and vehicles.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on capital expenditures, other indebtedness, mergers, asset sales, investments, guarantees, restrictions on dividends and certain distributions and pledges of assets.

The Wells Fargo Credit Facility has been extended, with an increased interest rate, to May 31, 2012. We are currently in the due diligence phase to secure a new, long-term credit facility from a different lender. We presently have competitive proposals from two major financial institutions to provide long-term financing on terms that are better than our existing Wells Fargo Credit Facility and we are working toward entering into a new credit facility with a multi-year term before the May 31, 2012 extension date on our Wells Fargo Credit Facility. If we are unable to do so, we believe alternative forms of financing are available to us.

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible receivables resulting from the CPC project. As of the date of this filing, there were $9.1 million in letters of credit outstanding under this facility. This letter of credit is collateralized by $2.3 million in cash, designated as Restricted Cash in the Company's Consolidated Balance Sheet, per an Ex-Im Bank restriction, until sufficient accounts receivables are created on the Russian portion of the project.

As of December 31, 2011, the Company had other outstanding letters of credit totaling $4,374,000 primarily to cover self-insured deductibles under both our general liability and our workers' compensation insurance policies.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of the following at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Wells Fargo Credit Facility	$16,352	$18,698
The following notes are subordinate to the credit facility and are unsecured:
ICP Transco, Inc.	—	96
Control Dynamics International, L.P.	250	500
Total long-term debt	16,602	19,294
Less: current maturities of long-term debt	(16,602)	(19,042)
Long-term debt, net of current portion	—	252
Borrowings under capital lease	—	51
Less: current maturities of capital lease	—	(51)
Total long-term debt and leases, net of current portion	$—	$252

The rate applicable to the Wells Fargo Credit Facility line of credit outstanding at December 31, 2011 and 2010 was 4% and 4.125%, respectively, and fluctuates with the prime rate. Interest and discount rates on the remaining note payable is 5.00% at December 31, 2011. Interest and discount rates on the remainder of the Company's notes payable varied from 5.00% to 6.25% , with the weighted average being 5.63% at December 31, 2010.

Maturities of long-term debt as of December 31, 2011, are as follows:

Maturities
(in thousands)
Years Ending December 31,
2012	$16,602
Total long-term debt	$16,602

NOTE 11 -OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2011 are as follows:

Operating
(in thousands)
Years Ending December 31,
2012	$3,453
2013	3,033
2014	2,626
2015	2,601
2016 and after	4,724
Total minimum lease payments	$16,437

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $4.8 million, $5.8 million and $5.9 million, respectively. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. Until January 2009, the Company made matching contributions equal to 66.66% of employee contributions up to 6% of employee compensation for regular (as distinguished from project or contract) employees. All other employees except our pipeline inspectors were matched at 50% of employee contributions up to 6% of compensation, as defined by the plan. The Company, at the direction of the Board of Directors, may make other discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. On January 1, 2009 due to economic conditions, the Company elected to reduce its match on regular employees to 50% and all other employees except our pipeline inspectors to 33.33% of employee contributions up to 6% of employee compensation. On April 4, 2009, the Company elected to eliminate its match on all employees. Effective October 21, 2011, the Company reinstated the employer match to 25% of employee contributions up to 6% of employee compensation for all employees. The Company made contributions of $186,519, $0 and $981,768, respectively, for the years ended December 31, 2011, 2010 and 2009.

NOTE 13 - STOCK COMPENSATION PLANS

The Company's 1998 Incentive Plan (“Option Plan”) that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors under the Option Plan vested quarterly over a one-year period. In 2007, no stock options were granted to employees. At the 2007 Annual Meeting of Directors, grants of stock options were approved for 50,000 shares to each non-employee director. In 2008, options were granted to employees to acquire 140,000 shares. All stock options granted had a strike price equal to the market value of the Company's stock on the date of the grant by the Compensation Committee of the Board of Directors.

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

The Company did not grant any stock options in 2010 or 2011.
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

The following table summarizes total aggregate stock option activity for the period December 31, 2008 through December 31, 2011:

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Vested & Exercisable Balance	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2008	1,050,606	1,173,206	6.82
Granted		—	—
Exercised		(55,000)	1.32
Canceled or expired		(27,102)	6.07
Balance at December 31, 2009	1,043,104	1,091,104	7.12
Granted		—	—
Exercised		(54,614)	1.03
Canceled or expired		(121,490)	10.10
Balance at December 31, 2010	891,000	915,000	7.14
Granted		—	—
Exercised		(20,000)	1.13
Canceled or expired		(125,000)	9.69
Balance at December 31, 2011	750,000	770,000	6.81
The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2011.

		Average	Options
Exercise	Options	Remaining	Fully-Vested	Unvested Options
Prices[1]	Outstanding at	Contractual	And Exercisable at	Balance at
(series)	December 31, 2011	Life	December 31, 2011	December 31, 2011

$1.81	40,000	2.5	40,000	—
$1.87	20,000	1.3	20,000	—
$2.05	2,000	2.2	2,000	—
$2.32	40,000	1.4	40,000	—
$2.50	75,000	3.2	75,000	—
$3.75	150,000	3.5	150,000	—
$6.83	25,000	4.9	25,000	—
$9.15	150,000	4.4	150,000	—
$11.97	18,000	4.3	18,000	—
$10.93	150,000	5.5	150,000	—
$9.44	100,000	6.2	80,000	20,000
	770,000		750,000	20,000
1The exercise price indicates the market value at grant date and is the strike price at exercise. For each series, the exercise price is the weighted average exercise price of the series.

	At December 31,
	2011	2010	2009
	(dollars in thousands)
Total intrinsic value of options:
Outstanding	$325	$145	$737
Exercisable	325	145	737
Exercised during the year	24	76	107

Available for grant at December 31, 2011			111,281
Weighted-average remaining life of all options outstanding at December 31, 2011			4.2 years

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards will vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees will vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. During 2010 and 2011, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value
January 27, 2010	Employee	2	37,500	$3.09	$115,875
June 17, 2010	Employee	1	40,323	$2.48	$100,000
June 17, 2010	Director	3	96,774	$2.48	$240,000
September 10, 2010	Employee	2	21,008	$2.38	$50,000
June 16, 2011	Employee	1	22,866	$3.28	$75,000
June 16, 2011	Director	3	73,170	$3.28	$240,000
November 7, 2011	Employee	9	48,953	$2.86	$140,000

The following is a summary of the Company's restricted stock awards for the years ended December 31, 2010 and 2011:

	Number of restricted shares	Weighted- average fair value
Unvested restricted shares at December 31, 2009	23,439	$5.12
Granted in 2010	195,605	$2.59
Vested in 2010	(96,537)	$3.10
Forfeited in 2010	—	$—
Unvested restricted shares at December 31, 2010	122,507	$2.60
Granted in 2011	144,989	$3.14
Vested in 2011	(102,927)	$3.36
Forfeited in 2011	(18,750)	$3.09
Unvested restricted shares at December 31, 2011	145,819	$2.90

The total fair value of the restricted stock that vested in the years ended December 31, 2010 and 2011 was $299,000 and $346,000, respectively. The weighted-average remaining life of restricted stock awards outstanding at December 31, 2011 was 2.0 years.

Compensation Expense

The Company recognized non-cash compensation expense related to its stock compensation plans of $0.5 million, $0.4 million and $0.7 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, unrecognized compensation expense was approximately $376,000. The weighted average period over which total compensation related to stock options and restricted stock awards is expected to be recognized is 24 months.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -REDEEMABLE PREFERRED STOCK AUTHORIZED

The Company is authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Board of Directors has the authority to approve the issuance of all or any of these shares of Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility to take advantage of contingencies such as favorable acquisition opportunities.

NOTE 15 - STOCK REPURCHASE PROGRAM

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of $2.41 per share during the twelve months ended December 31, 2010. No shares were purchased during the twelve months ended December 31, 2011. At December 31, 2011, approximately $0.1 million remains authorized in the stock repurchase program. The program does not have an expiration date. Restrictions contained in our loan agreements governing our Wells Fargo Bank Credit Facility limit the amount of our common stock that we can repurchase and in accordance with the terms of the Credit Facility, the Company does not currently intend to purchase additional shares under this program.

NOTE 16 - FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(in thousands)
Current
Federal	$824	$(7,018)	$(91)
Foreign	—	(42)	70
State	573	687	838
	1,397	(6,373)	817
Deferred
Federal	(2,165)	359	524
Foreign	—	(3)	(3)
State	(63)	(536)	56
	(2,228)	(180)	577
Total tax provision	$(831)	$(6,553)	$1,394

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax asset (liability) consisted of the following at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Deferred tax asset
Allowance for doubtful accounts	$688	$889
Net operating loss carry-forward	1,204	820
Accruals not yet deductible for tax purposes	2,962	2,396
Stock options	1,054	1,020
Deferred tax assets	5,908	5,125
Less: Valuation allowance	(461)	(564)
Deferred tax assets	5,447	4,561
Deferred tax liabilities
Depreciation	(150)	(4)
Prepaid expenses	—	(543)
Goodwill	(102)	29
Deferred tax liability	(252)	(518)
Deferred tax asset, net	$5,195	$4,043

The following is a reconciliation of expected to actual income tax expense from continuing operations:

	2011	2010	2009
	(in thousands)
Federal income tax expense at 35% for 2011, 35% for 2010 and 35% for 2009, respectively	$(1,717)	$(6,594)	$891
State and foreign taxes, net of federal income tax effect	318	148	585
Nondeductible expenses	95	98	122
Stock compensation expense	38	46	116
Foreign investment	—	(18)	21
Valuation allowance	—	(3)	14
Prior year provision to return	417	—	(302)
Domestic production activity deduction	—	(8)	—
Other, net	18	(222)	(53)
Total tax provision	$(831)	$(6,553)	$1,394

The Company had a federal net operating loss carry-forward at December 31, 2011 of approximately $3.8 million. Earlier utilization of the net operating loss on the Company's 2002 and 2003 consolidated tax returns was disallowed by the IRS which resulted in a reinstated carry-forward. The prior year net operating loss of approximately $18.9 million will be available through 2021. The current year net operating loss of approximately $3.8 million will be available for carry back to 2009 and 2010 and for carry forward through 2031.

The Company also has a foreign net operating loss carry-forward at December 31, 2011 of approximately $1.1 million. This loss is available for utilization from 2008 through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada. The Company is unsure of its ability to fully utilize the foreign net operating loss. Therefore, the Company has set up a valuation allowance of $0.4 million against the net operating loss.

At December 31, 2011 and 2010, the Company did not identify any material uncertain tax positions for the Company or its subsidiaries.

We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. For the years ended December 31, 2011, 2010 and 2009, the Company did not recognize

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any interest and penalties related to uncertain tax positions.

The Company is currently not the subject of any examination by the Internal Revenue Service, and the open years subject to audit are currently tax years 2008-2010. In most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

NOTE 17 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Our annual goodwill impairment analysis for the years ended December 31, 2011 and 2010 indicated that the fair value of all of our reporting units exceeded their carrying value in excess of 45%; therefore, no goodwill impairment charges were required for any of our reporting units for the period. Our methodologies for performing our goodwill impairment analysis have not changed from the prior year.  However, the weighted average cost of capital utilized in the analysis decreased approximately 6 percentage points for the current year analysis.

Intangible Assets
The Company recognized $2.7 million of intangible assets during 2010 in connection with the acquisition of Control Dynamics International, LP. The Company recognized $530,000 of intangible assets during 2009 in connection with the acquisition of PCI Management and Consulting Company. Our identifiable intangible assets are comprised primarily of non-competition covenants, customer relationships and developed technology acquired through acquisitions. All are being amortized. The following table summarizes the cost and accumulated amortization for each of our identifiable intangible asset groups as of December 31, 2011 and 2010. See Note 18 for the reportable segments to which intangible assets are assigned.

	Non-competition Covenants	Customer Relationships	Developed Technology	Total
	(in thousands)
As of December 31, 2011
Intangible assets	$4,420	$6,347	$909	$11,676
Less: accumulated amortization	4,010	4,619	212	8,841
Intangible assets, net	$410	$1,728	$697	$2,835

As of December 31, 2010
Intangible assets	$4,404	$6,347	$909	$11,660
Less: accumulated amortization	3,162	3,432	91	6,685
Intangible assets, net	$1,242	$2,915	$818	$4,975

Intangible assets are amortized using the straight-line method based on their estimated useful lives. Expected amortization expense related to our amortizable intangible assets is as follows:

Years Ending December 31,	Non-competition Covenants	Customer Relationships	Developed Technology	Total
	(dollars in thousands)
2012	$175	$687	$121	$983
2013	152	609	121	882
2014	72	356	122	550
2015	11	76	333	420
2016 and thereafter				—
	$410	$1,728	$697	$2,835
Weighted average amortization period remaining at December 31, 2011 (years)	2.5	2.9	6.7

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was approximately $1,976,000, $1,786,000 and $1,779,000 for the three years 2011, 2010 and 2009, respectively.

NOTE 18 - SEGMENT INFORMATION

The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities. The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors throughout the United States as well as specific projects in the Middle East and Central Asia. The Field Solutions segment provides land management, right-of-way, inspection, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecommunications companies and other owner/operators of infrastructure facilities throughout the United States.

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

Financial information about geographic areas
Revenue from the Company's non-U.S. operations is currently not material. However, we expect them to become material as the Caspian project’s schedule progresses. Long-lived assets (principally leasehold improvements and computer equipment) formerly located in Canada were transferred to a U.S. office or disposed of during the three months ended September 30, 2010.

Segment information for 2011, 2010 and 2009 is as follows:

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Engineering and Construction	Automation	Field Solutions	Corporate	Total
	(in thousands)
2011
Net sales from external customers	$175,387	$62,216	$75,144	$—	$312,747
Inter-segment sales	—	—	—	—	—
Operating profit (loss)	7,835	2,037	160	(14,016)	(3,984)
Depreciation and amortization	1,561	1,411	79	314	3,365
Tangible assets	36,853	22,237	10,056	9,584	78,730
Goodwill	15,288	2,086	5,240	—	22,614
Other intangible assets	292	2,543	—	—	2,835
Total assets	54,464	23,247	15,344	9,584	102,639
Capital expenditures	387	33	23	221	664

2010
Net sales from external customers	$161,101	$49,657	$95,481	$—	$306,239
Inter-segment sales	48	1,363	—	—	1,411
Operating profit (loss)	(5,672)	(1,925)	3,673	(14,094)	(18,018)
Depreciation and amortization	1,497	1,593	695	542	4,327
Tangible assets	37,647	18,819	13,863	12,406	82,735
Goodwill	15,288	2,086	5,240	—	22,614
Other intangible assets	398	3,978	599	—	4,975
Total assets	53,333	24,883	19,702	12,406	110,324
Capital expenditures	196	610	38	330	1,174

2009
Net sales from external customers	$153,675	$72,322	$117,465	$—	$343,462
Inter-segment sales	1,132	96	865	—	2,093
Operating profit (loss)	4,597	4,568	7,475	(13,614)	3,026
Depreciation and amortization	1,910	1,208	840	817	4,775
Tangible assets	37,849	19,273	18,270	8,714	84,106
Goodwill	15,288	1,763	5,240	—	22,291
Other intangible assets	552	2,488	1,198	—	4,238
Total assets	53,689	23,524	24,708	8,714	110,635
Capital expenditures	1,109	1,797	94	217	3,217

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Employment Agreements
The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire on or before May 2013, with the severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1) termination for cause, 2) voluntary resignation or 3) the employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% of the employee's salary in exchange for an extension of a non-competition agreement. Some of these agreements are renewable for an additional one-year term at the Company's option. No liability is recorded for the Company's obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

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

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit sought to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. In connection with the bankruptcy proceedings, the plant assets were sold and the court issued an order allocating proceeds from the sale and authorizing their distribution. ENGlobal received $209,017 and may receive an additional $845,500 depending on the outcome of an on-going dispute with a subcontractor.

On July 7, 2010, a class action lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division entitled “Michael Phillips, on behalf of Himself and Others Similarly Situated, v. ENGlobal Corporation.” The lawsuit was filed on behalf of approximately 200 welding inspectors seeking damages for violations of the Fair Labor Standards Act. The plaintiffs sought unpaid overtime, liquidated damages, attorneys’ fees, costs and expenses. While ENGlobal settled the wage and hour portion of the lawsuit and modified its pay practices, the suit was amended to include a retaliation claim involving approximately five of the class members. That portion of the claim is still pending but it is not expected to have a material adverse effect on our results of operations or financial position.
Insurance
The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.2 million as of December 31, 2011 and $1.2 million as of December 31, 2010.

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 2011 and 2010 is as follows:

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarters Ended - 2011
	March	June	September	December
	(dollars in thousands, except per share amounts)

Net Sales	$77,250	$79,612	$79,788	$76,097
Gross Profit	5,721	7,466	8,461	5,631
Net income (loss)	(1,973)	142	(1,273)	(3,972)

Earnings per share - basic	$(0.07)	$0.01	$(0.05)	$(0.15)
Earnings per share - diluted	$(0.07)	$0.01	$(0.05)	$(0.15)

	For the Quarters Ended - 2010
	March	June	September	December
	(dollars in thousands, except per share amounts)

Net Sales	$67,984	$71,215	$81,810	$85,230
Gross Profit	4,872	3,835	6,358	6,892
Net income (loss)	(1,538)	(4,517)	(5,201)	(496)

Earnings per share - basic	$(0.06)	$(0.16)	$(0.19)	$(0.02)
Earnings per share - diluted	$(0.06)	$(0.16)	$(0.19)	$(0.02)

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SUBSEQUENT EVENTS
On March 2nd, 2012 Shelly Leedy resigned from her position as Executive Vice President – Automation. Effective immediately, William Coskey, ENGlobal’s Founder and Chairman, will be assuming the Executive Vice President-Automation role on an interim basis while a search is conducted for a replacement. The Company believes that Mr. Coskey is well-suited to provide a smooth transition to the leadership of the Automation segment because he is a Registered Electrical Engineer who has spent much of his professional career on automation-related work.
The Wells Fargo Credit Facility has been extended, with an increased interest rate, to May 31, 2012 and we are currently in the due diligence phase to secure a new, long term credit facility from an different lender. We presently have competitive proposals from two major financial institutions to provide long-term financing on terms that are better than our existing Wells Fargo Credit Facility and we are working toward entering into a new credit facility with a multi-year term before the May 31, 2012 extension date on our Wells Fargo Credit Facility. If we are unable to do so, we believe alternative forms of financing are available to us.
The Company has evaluated subsequent events through April 12, 2012, which is the date of filing.

Schedule II

ENGlobal Corporation

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance - Beginning of Period	Additions	Deductions - Write offs	Balance - End of Period
	(dollars in thousands)
Allowance for doubtful accounts
For year ended December 31, 2011	$2,130	1,381	(1,719)	$1,792
For year ended December 31, 2010	$1,868	3,908	(3,646)	$2,130
For year ended December 31, 2009	$2,288	728	(1,148)	$1,868

Allowance on current notes receivable for the year ended December 31, 2011	$—	—	—	$—
Allowance on long-term notes receivable for the year ended December 31, 2011	$—			$—

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

ITEM 9A. CONTROLS AND PROCEDURES (continued)

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the twelve months ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 31, 2011. We have concluded that our internal control over financial reporting at December 31, 2011, was effective.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2011 Proxy Statement is incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2011 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2011 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2011 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2011 Proxy Statement is incorporated herein by this reference.

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

Dated: April 12, 2012
By: //s// Edward L. Pagano
Edward L. Pagano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: //s// Edward L. Pagano
Edward L. Pagano
Chief Executive Officer

By: //s// John R. Beall
John R. Beall
Chief Financial Officer, Treasurer

By: //s// William A. Coskey
William A. Coskey, P.E.
Chairman of the Board, Director

By: //s// David W. Gent
David W. Gent, P.E., Director

By: //s// Randall B. Hale
Randall B. Hale, Director

By: //s// David C. Roussel
David C. Roussel, Director