Form 10-K/A
period 2011-12-31
ENGLOBAL CORP
filed 2012-04-19
CIK 933738

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

Documents incorporated by reference
Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 29, 2011.

Explanatory Note
This Amendment to the Annual Report on Form 10-K/A is being filed solely to correct and file Exhibit 31.2 and Exhibit 32.2, both of which as previously filed inadvertently contained errors and omissions in such certifications. No other change to the previously filed certifications or to the originally filed Form 10-K is intended to be made by the filing of this Form 10-K/A.