Form 10-K/A
period 2011-12-31
ENGLOBAL CORP
filed 2012-04-19
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A2

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

Explanatory Note
This Amendment to the Annual Report on Form 10-K/A2 is being filed solely to correct and file Exhibit 31.2 which as previously filed inadvertently contained errors and omissions in such certifications. No other change to the previously filed certifications or to the originally filed Form 10-K is intended to be made by the filing of this Form 10-K/A2.