Form 10-Q
period 2012-03-31
ENGLOBAL CORP
filed 2012-05-16
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Yes	X	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer		Accelerated Filer
Non-Accelerated Filer	(Do not check if a smaller reporting company)	Smaller Reporting Company	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 15, 2012.

$0.001 Par Value Common Stock	26,813,332 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Operating revenues	$75,440	$69,090
Operating costs	67,940	63,796
Gross profit	7,500	5,294

Selling, general and administrative expenses	7,252	8,320
Operating income (loss)	248	(3,026)

Other income (expense):
Other income (expense), net	1	(44)
Interest expense, net	(302)	(217)
Loss from continuing operations before income taxes	(53)	(3,287)

Benefit for federal and state income taxes	(26)	(1,052)

Loss from continuing operations	(27)	(2,235)

Income (loss) from discontinued operations, net of taxes	(113)	262

Net loss	(140)	$(1,973)

Other comprehensive income
Foreign currency translation adjustment	(1)	(23)
Total other comprehensive expense	(1)	(23)
Comprehensive loss	$(141)	$(1,996)

Loss per common share - basic and diluted:
Loss from continuing operations	$0.00	$(0.08)
Income from discontinued operations	$0.00	$0.01
Net loss	$(0.01)	$(0.07)

Weighted average shares used in computing losses per share - basic & diluted	26,813	26,673

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

ASSETS
	March 31, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$220	$26
Restricted cash	2,274	2,275
Trade receivables, net of allowances of $1,713 and $1,792	53,139	54,020
Prepaid expenses and other current assets	1,668	880
Notes receivable	514	514
Costs and estimated earnings in excess of billings on uncompleted contracts	12,573	6,790
Assets held for sale current	2,501	3,757
Federal and state income taxes receivable	204	103
Deferred tax asset	3,989	3,989
Total Current Assets	$77,082	$72,354
Property and equipment, net	3,499	3,384
Goodwill	22,614	22,614
Other intangible assets, net	2,589	2,835
Long-term trade and notes receivable, net of current portion and allowances	899	899
Deferred tax asset, non-current	1,206	1,206
Other assets	354	887
Total Assets	$108,243	$104,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,303	$8,363
Accrued compensation and benefits	15,423	11,210
Notes payable	336	—
Current portion of long-term debt and leases	17,781	16,602
Deferred rent	693	671
Billings in excess of costs and estimated earnings on uncompleted contracts	2,236	4,421
Liabilities held for sale current	696	1,340
Other current liabilities	2,331	3,072
Total Current Liabilities	$49,799	$45,679
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,813,332 and 26,822,518 shares outstanding and 27,794,431 and 27,803,617 shares issued at March 31, 2012 and December 31, 2011, respectively	$28	$28
Additional paid-in capital	38,167	38,081
Retained earnings	22,681	22,822
Treasury stock at cost - 981,099 shares at March 31, 2012 and December 31, 2011	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(69)
Total Stockholders' Equity	$58,444	$58,500
Total Liabilities and Stockholders' Equity	$108,243	$104,179
See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(140)	$(1,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	520	949
Share-based compensation expense	86	100
Deferred income tax benefit	—	(1,047)
(Gain)/loss on disposal of property, plant and equipment	24	(11)
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	2,275	3,997
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,006)	(729)
Prepaid expenses and other assets	(421)	516
Accounts payable	2,196	(696)
Accrued compensation and benefits	4,182	3,990
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,332)	399
Other liabilities	(1,102)	900
Income taxes receivable	(101)	387
Net cash provided by (used in) operating activities	$(819)	$6,782
Cash Flows from Investing Activities:
Property and equipment acquired	(166)	(109)
Proceeds from sale of other assets	—	42
Net cash used in investing activities	$(166)	$(67)
Cash Flows from Financing Activities:
Borrowings on line of credit	34,732	35,541
Payments on line of credit	(33,553)	(41,951)
Repayments under capital lease	—	(51)
Other long-term debt repayments	—	(264)
Net cash provided by (used in) financing activities	$1,179	$(6,725)
Net change in cash	194	(10)
Cash and cash equivalents, at beginning of period	26	49
Cash and cash equivalents, at end of period	$220	$39
See accompanying notes to unaudited interim condensed consolidated financial statements.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all of its subsidiaries' financial results, and significant inter-company accounts and transactions have been eliminated in the consolidation.

The condensed consolidated financial statements of the Company included herein are unaudited for the three month periods ended March 31, 2012 and 2011, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2011, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

Certain reclassifications have been made to the 2011 condensed consolidated financial statements to conform the presentation to report discontinued operations. Refer to Note 3.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

A summary of critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2011 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K.
On January 1, 2012, we changed from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology. Under this new methodology, each quarter (formerly comprised of 3 calendar months) is comprised of 13 weeks, which includes two 4-week months and one 5-week month.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 3 - DISCONTINUED OPERATIONS

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and did not fit within the future strategic plan due to its operational differences. As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. These assets and their related operations have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's re-casted consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Condensed Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively. The results of the discontinued operations are shown on the Condensed Consolidated Statements of Operations as a loss from discontinued operations, net of taxes.

The Company has been unable to sell the entire business as planned and has decided to instead sell substantially all of the assets of the business. The Company expects to complete the disposal of its discontinued operations within 12 months of the effective date and at this time, the Company is unable to determine the gain or loss upon the ultimate disposal of the discontinued operations. Gain or loss from the disposal, when ascertained, will be properly disclosed in the notes to the financial statements. The Company will have no continuing involvement with these operations after the disposal.

Summarized financial information for the discontinued operations is shown below.

	For the Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Revenues	$1,262	$8,160
Costs	1,452	7,733
Operating income (loss)	$(190)	$427
SG&A	31	—
Other income (expense)	1	1
Total income (loss) before taxes	(220)	428
Tax expense (benefit)	(107)	166
Net income (loss)	$(113)	$262

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Assets:
Trade receivables	$964	$2,391
Prepaid expenses and other current assets	174	4
Cost and estimated earnings in excess of billings on uncompleted contracts	361	$138
Deferred tax asset	1,002	$971
Property and equipment, net	—	$248
Other assets	—	$5
Total assets held for sale	$2,501	$3,757
Liabilities:
Accounts payable	$685	430
Accrued compensation and benefits	(83)	(50)
Deferred rent		17
Billings in excess of costs and estimated earnings on uncompleted contracts	12	158
Other current liabilities	82	785
Total liabilities held for sale	$696	$1,340

NOTE 4 – STOCK COMPENSATION PLANS

The Company's 1998 Incentive Plan (“Option Plan”) that provided for the issuance of up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants had a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they were fully vested. Stock options issued to directors under the Option Plan vested quarterly over a one-year period. As of May 15, 2012, 775,000 shares of common stock remained subject to outstanding awards previously granted under the Option Plan.

In June 2009, the Company's stockholders approved the 2009 Equity Incentive Plan (“Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors vest quarterly over a one-year period coinciding with their service term. In April 2012, the Compensation Committee of the Board of Directors approved an increase of 500,000 shares to 980,000 shares, subject to stockholder approval. As of May 15, 2012, 319,766 shares of restricted stock have been granted under the Equity Plan, of which 133,115 remain subject to outstanding awards. Unvested restricted stock awards and restricted stock units are included in diluted earnings per share until the shares have been vested. The vested shares are then included in basic earnings per share.

Total share-based compensation expense of approximately $86,000 and $100,000 was recognized during the three-months ended March 31, 2012 and 2011, respectively. Share-based compensation expense is reported in selling, general and administrative expense.

Stock Options

No compensation expense related to outstanding non-vested stock option awards under the Option Plan was recognized during the three month period ending March 31, 2012.

The following table summarizes stock option activity through the first quarter of 2012:

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)*
Balance at December 31, 2011	775,000	$6.84	4.1	$264
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Balance at March 31, 2012	775,000	$6.79	3.9	$340

Exercisable at March 31, 2012	755,000	$6.67	4.4	$340

*Based on average stock price through the first quarter of 2012 of $2.21 per share. The average stock price for the same period in 2011 was $4.59 per share. The total fair value of vested options outstanding as of March 31, 2012 and 2011 was $0.3 million and $0.2 million, respectively.

There were no options exercised during the three months ended March 31, 2012 or the three months ended March 31, 2011.

Restricted Stock Awards

Restricted stock awards granted to directors are intended to compensate and retain the director over the one-year service period commencing July 1 of the year of service. These awards vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. During 2011, the Company granted restricted stock awards per the following table. The Company did not grant any restricted stock awards during the three months ended March 31, 2012.

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value	Grants Forfeited
June 16, 2011	Employee	1	22,866	$3.28	$75,000	—
June 16, 2011	Director	3	73,170	$3.28	$240,000	—
November 7, 2011	Employee	9	48,953	$2.86	$140,000	(9,186)

The amount of compensation expense related to all restricted stock awards that had not been recognized at March 31, 2012, totaled $290,000. This compensation expense is expected to be recognized over a weighted-average period of approximately 23 months.

NOTE 5 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2012 and December 31, 2011:

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	March 31, 2012	December 31, 2011
	(dollars in thousands)

Costs incurred on uncompleted contracts	$37,264	$43,455
Estimated earnings on uncompleted contracts	9,383	5,591
Earned revenues	46,647	49,046
Less: billings to date	36,310	46,677
Net costs and estimated earnings in excess of billings on uncompleted contracts	$10,337	$2,369

Costs and estimated earnings in excess of billings on uncompleted contracts	$12,573	$6,790
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,236)	(4,421)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$10,337	$2,369

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

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we defer revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is approximately $1.7 million as of March 31, 2012, compared to $0.3 million as of December 31, 2011. We expect a majority of the deferred revenue amount to be realized by year end 2012.

NOTE 6 – LINE OF CREDIT AND DEBT

In December 2009, the Company entered into a new credit agreement with Wells Fargo Bank, which provided a 28-month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). The Wells Fargo Credit Facility expires on May 31, 2012. The Wells Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets, and positions Wells Fargo as senior to all other debt. On September 30, 2010, the Company entered into an amendment to the credit agreement with Wells Fargo Bank which converted our borrowings from a revolving credit facility to an asset based lending agreement. On August 1, 2011, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank which allows a maximum available principal amount of $35 million under the Credit Facility. The Amended and Restated Credit Agreement allows for borrowings limited to an aggregate of 80% of our current eligible accounts receivable. The Wells Fargo Credit Facility is additionally limited by deductions from accounts receivable for items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. The Amended and Restated Credit Agreement contains an unused commitment fee of fifty basis points (0.50%) per annum, allows for other indebtedness of up to $10 million to cover the Ex-Im Bank credit facility (described below), annual CAPEX limit of $3.5 million and up to $1.0 million in any 12-month period for the unsecured financing of insurance premiums.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Schedule of Current Portion of Long-Term Debt and Leases:
Wells Fargo Credit Facility	$17,531	$16,352
The following notes are subordinate to the credit facility and are unsecured:
Control Dynamics International, L.P.	250	250
Total current portion of long-term debt	17,781	16,602

The maturity date of the Credit Facility is May 31, 2012, therefore, it is classified as current on the Consolidated Balance Sheet as of March 31, 2012.

The rate applicable to the Credit Facility line of credit outstanding at March 31, 2012 and December 31, 2011 was 4.0% and 4.125%, respectively.

On June 30, 2011, the Company entered into a third agreement to amend the Credit Facility to reset the financial covenants and increase the underlying line of credit from $25 million to $35 million. The Company is required to maintain certain financial covenants as of the end of each calendar quarter, including the following:

•	total liabilities to tangible net worth ratio not greater than 2.25 to 1.00

•	fixed charge coverage ratio not less than 1.75 to 1.00

On April 5, 2012, the Company entered into a Limited Waiver and First Amendment to the First Amended and Restated Revolving Credit Agreement with Wells Fargo (“Amendment Extension”) that, among other things:

•Extended the expiration of the Credit Facility to May 31, 2012;
•Increased the interest rate margin to LIBOR plus 6.00% for the one month extension;

•	Waived Wells Fargo's rights with respect to the Company's failure to comply with the fixed charge ratio covenant for the fourth quarter ending December 31, 2011; and

•	Added a positive net income covenant for the quarter ending March 31, 2012.

Due to the net loss for the first quarter ended March 31, 2012, the Company failed to comply with the positive net income covenant added in the Amendment Extension and Wells Fargo has agreed not to exercise its rights with respect to this failure to comply until after May 31, 2012.

During the three-month period ended March 31, 2012, we expended or committed approximately $0.2 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The capital expenditures for the three-month period were for normal operating requirements including office furniture, computers, software and vehicles.

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project. As of the date of this filing, there was one $9.1 million letter of credit outstanding under this facility. This letter of credit was collateralized by $2.3 million in cash. In the near term, the Company intends to keep the Ex-Im Bank Facility with Wells Fargo until the CPC project has receivables from the Russian portion that are at a sufficient level for borrowing base collateral coverage and this facility is transferred to our new senior lender.

NOTE 7 – SEGMENT INFORMATION

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

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, health, safety, and environmental, human resources and information technology that are not specifically identifiable with the segments. The Corporate function supports all business segments and therefore cannot be specifically assigned to any specific

Notes to Unaudited Interim Condensed Consolidated Financial Statements

segment. A significant portion of Corporate costs are allocated to each segment based on each segment's revenue.

Financial information about geographic areas
Revenue from the Company's non-U.S. operations is currently not material. However, we expect them to become material as the CPC project’s schedule progresses.

Segment information for 2012 and 2011 is as follows:

For the three months ended March 31, 2012	Engineering and Construction	Automation	Field Solutions	Corporate	Consolidated
(dollars in thousands)

Revenue	$45,567	$13,605	$16,268		$75,440
Gross profit	4,357	1,381	1,762		7,500
SG&A	2,012	1,080	1,030	3,130	7,252
Operating income (loss)	2,345	301	732	(3,130)	248
Other income					1
Interest expense, net					(302)
Tax benefit					26
Discontinued operations - net of taxes					(113)
Net loss from continuing operations					$(140)

For the three months ended March 31, 2011
(dollars in thousands)

Revenue before eliminations	$37,846	$9,743	$21,692	$—	$69,281
Inter-segment eliminations	(1)	(190)	—	—	(191)
Revenue	37,845	9,553	21,692	—	69,090
Gross profit	3,182	453	1,659	—	5,294
SG&A	2,246	938	2,081	3,055	8,320
Operating income (loss)	936	(485)	(422)	(3,055)	(3,026)
Other expense					(44)
Interest expense, net					(217)
Tax benefit					1,052
Discontinued operations - net of taxes					262
Net loss from continuing operations					$(1,973)

Total Assets by Segment	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
Engineering and Construction	$51,442	$54,464
Automation*	29,461	23,247
Field Solutions	17,600	15,359
Corporate	9,740	11,109
Consolidated	$108,243	$104,179

*Includes $2.5 million and 3.8 million of assets held for sale from discontinued operations for March 31, 2012 and December 31, 2011, respectively.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 8 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Current	$(26)	$(5)
Deferred	—	(1,047)
Total tax expense (benefit)	$(26)	$(1,052)
Discontinued operations	(107)	166
Total tax benefit	$(133)	$(886)
Effective tax rate	48.7%	31.0%

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

	Three Months Ended March 31,
	2012	2011
	(shares in thousands)
Weighted average shares outstanding used to compute basic EPS	26,813	26,673
Effect of share-based compensation plans	—	—
Shares used to compute diluted EPS	26,813	26,673

The Company excluded potentially issuable shares of 593,000 and 539,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three-month periods ended March 31, 2012 and 2011, respectively.

NOTE 10 – STOCK REPURCHASE PROGRAM

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. We did not purchase any shares under this stock repurchase program during the twelve months ended December 31, 2011 or during the three-month period ended March 31, 2012. At March 31, 2012, approximately 137,505 shares remain authorized in the stock repurchase program. The program does not have an expiration date. Restrictions, contained in our loan agreements governing our credit facility with Wells Fargo Bank, limit the amount of our common stock that we can repurchase. The Company does not currently intend to purchase additional shares under this program.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire on or before May 2013, with the severance terms ranging from three to six months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than (1) termination for cause, (2) voluntary resignation or (3) the employee's death, the Company is obligated to provide a severance benefit equal to between three and six months of the employee's salary, and, at its option, an additional six months at 50% to 100% of the employee's salary in exchange for an extension of a non-competition agreement. Pursuant to one employment agreement, if the employee is terminated without cause on or before the 365th day after a Company change of control event, as defined in the then current equity incentive plan, then the severance period, during which the Company shall continue to pay his salary and benefits, will be increased from six months to one year. Some of these agreements are renewable for an additional one-year term at the Company's option. No liability is recorded for the Company's obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

Litigation

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000. On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution. Of the total amount, $1,054,418 was allocated to ENGlobal. Of that amount, $845,529 is still being held by the court pending the outcome of continuing litigation regarding the claims of one subcontractor. We estimate the court will render a final decision regarding this matter in the third quarter of 2012.

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. We believe, as of the date of this filing, all such active proceedings and claims of substance that have been raised against any subsidiary business entity have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.7 million as of March 31, 2012 and $1.2 million as of December 31, 2011.

NOTE 12 – SUBSEQUENT EVENTS

We have received approval from a new senior lender with respect to a proposed $35 million senior secured revolving credit facility See Item 2 - "Management's Discussion and Analysis of Financial Condition and

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Results of Operations - Liquidity and Capital Resources - Senior Revolving Credit Facility and Item 1A - Risk Factors].

The Company has evaluated subsequent events through May 15, 2012, which is the date of filing.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

MD&A Overview

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and did not fit within the future strategic plan due to its operational differences. As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. These assets, liabilities and their related operations have been classified as discontinued operations in the Company's consolidated financial statements. In addition, these assets and liabilities have been reclassified for the prior period for comparison purposes. The net assets and liabilities related to the discontinued operations are shown on the Condensed Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as a loss from discontinued operations, net of taxes. With the exception of these reclassifications, the amounts reported for prior periods remain the same.

Management's Discussion and Analysis (continued)

The following list sets forth a general overview of certain significant changes in the Company's financial condition and results of operations for the three-months ended March 31, 2012, compared to the corresponding periods in 2011.

	During the three months ended March 31, 2012
Revenues	Increased	9.2%
Gross profit	Increased	41.7%
SG&A expense	Decreased	12.8%
Net loss	Decreased	92.8%

Selected Balance Sheet Comparisons	As of	As of	As of
	March 31,	December 31,	March 31,
	2012	2011	2011
	(dollars in thousands)

Working capital	$27,283	$26,675	$28,986
Total assets*	$108,243	$104,179	$106,350
Accounts Receivables (Net)	$53,139	$54,020	$53,838
Long-term debt and capital leases, net of current portion	$—	$—	$253
Stockholders' equity	$58,444	$58,500	$63,229
Days sales outstanding	61	70	63
*Includes $2.5 million, $9.4 million, and $3.7 million of assets held for sale from discontinued operations at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

The Company manages its billing and client collection processes to reduce days sales outstanding (DSO) to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers. The Company's DSO decreased to 61 days at March 31, 2012, from 63 days at March 31, 2011, and 70 days at December 31, 2011. Both decreases in the number of days of sales outstanding were primarily attributable to efforts to collect accounts receivable from clients whose payment practices are slower or whose payment terms are longer compared to the Company’s average payment terms. ENGlobal continues to manage its billing and client collection processes toward reducing days of sales outstanding to the extent practicable.

Total stockholders' equity decreased 0.1%, or $0.1 million, from $58.5 million as of December 31, 2011 to $58.4 million as of March 31, 2012 due to prior year net losses in retained earnings, but offset by significant improvement in earnings compared to prior year-to-date earnings.

After a period of declining revenues due to poor economic conditions, we are now experiencing increased project proposal activity and increased revenue generation when compared to the same period last year. The increase in our revenues is attributable primarily to work we are performing for existing clients and alliance partners, successful cross-selling of our services under the “ONE ENGlobal” umbrella and international expansion. In particular, the Caspian Pipeline Consortium (CPC) project has been responsible for the bulk of the growth in our international business. We intend to continue to increase our efforts to build our business in both domestic and overseas markets and we are continuing to expand our business development activities. Although our revenues have increased, we are reviewing our under-performing operations as well as those divisions that are not performing up to our expectations and we are making modifications that we believe will create improved results.

Improving our margins on our existing work is an important area of focus. During the recent period of industry-wide decline in demand for the types of services ENGlobal provides, we reduced our rates significantly, as was required to obtain and retain business. Although the level of demand has increased, pricing in certain

Management's Discussion and Analysis (continued)

geographical markets is still extremely competitive and we have not yet been able to increase our margins to prior levels.

Collection of receivables remains challenging as the economic sector we serve has continued to experience only modest improvement. The Company is expending significant effort to improve its collection of receivables.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or payment. The current amount of revenue deferred for these reasons is approximately $1.7 million. We expect a majority of the deferred revenue amount to be realized by year end.

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

All other SG&A expense is comprised primarily of business development costs, as well as costs related to the executive, investor relations/governance, finance, corporate accounting, health, safety, and environmental, human resources, legal and information technology departments and other costs generally unrelated to specific projects but which are incurred to support corporate activities and initiatives.

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Three Months
Ended March 31, 2012 and 2011
(Unaudited)

For the three months ended March 31, 2012	Engineering and Construction	Automation	Field Solutions	Corporate	Consolidated
(dollars in thousands)

Revenue before eliminations	$45,567	$13,605	$16,268	$—	$75,440
Inter-segment eliminations	—	—	—	—	—
Revenue	45,567	13,605	16,268	—	75,440	100.0%
Gross profit	4,357	1,381	1,762	—	7,500	9.9%
SG&A	2,012	1,080	1,030	3,130	7,252	9.6%
Operating income (loss)	2,345	301	732	(3,130)	248	0.3%
Other income (expense)					1	0.0%
Interest expense, net					(302)	(0.4)%
Tax benefit (expense)					26	—%
Net loss from continuing operations					$(27)	(0.1)%
Diluted loss from continuing operations per share					$—

For the three months ended March 31, 2011
(dollars in thousands)

Revenue before eliminations	$37,846	$9,743	$21,692	$—	$69,281
Inter-segment eliminations	(1)	(190)	—	—	(191)
Revenue	37,845	9,553	21,692	—	69,090	100.0%
Gross profit (loss)	3,182	453	1,659	—	5,294	7.7%
SG&A	2,246	938	2,081	3,055	8,320	12.0%
Operating income (loss)	936	(485)	(422)	(3,055)	(3,026)	(4.3)%
Other income (expense)					(44)	(0.2)%
Interest expense, net					(217)	(0.3)%
Tax benefit (expense)					1,052	1.5%
Net loss from continuing operations					$(2,235)	(3.3)%
Diluted loss from continuing operations per share					$—

Increase/(Decrease) in Operating Results
(dollars in thousands)

Revenue before eliminations	$7,721	$3,862	$(5,424)	$—	$6,159
Inter-segment eliminations	1	190	—	—	191
Revenue	7,722	4,052	(5,424)	—	6,350	9.2%
Gross profit (loss)	1,175	928	103	—	2,206	41.7%
SG&A	(234)	142	(1,051)	75	(1,068)	(12.8)%
Operating income (loss)	1,409	786	1,154	(75)	3,274	108.2%
Other income (expense)					45	102.3%
Interest expense, net					(85)	(39.2)%
Tax benefit (expense)					(1,026)	(97.5)%
Net loss from continuing operations					$2,208	98.8%
Diluted loss from continuing operations per share					$—

Management's Discussion and Analysis (continued)

For the three months ended March 31, 2012

Revenue:
Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the three months ended March 31, 2012, as compared to the same period in 2011 increased approximately $6.2 million. The Engineering and Construction (“E&C”) and the Automation segments both experienced increased revenue while revenue declined in the Field Solutions segment. The E&C segment was awarded and performed projects for several major global energy companies. The Automation segment experienced an increase in revenue from the fabrication division of approximately $3.0 million due to projects with both diversified energy and power generation companies in addition to revenue generated from the CPC pipeline in the non-fab division. The Field Solutions segment experienced increased revenue in the Land division due to increased project activity with major midstream energy companies while the Inspection division experienced decreased revenue due to completion of the Ruby Pipeline project.

Gross Profit:
Gross profit for the three months ended March 31, 2012, as compared to the comparable 2011 period, increased by approximately $2.2 million, or a 41.7% increase. As a percentage of revenue, gross profit increased from 7.7% to 9.9% for the three months ended March 31, 2012, as compared to the same period in 2011.

Our gross profit and gross profit margin increased primarily due to reduced variable costs and improved efficiencies in our Automation Segment, resulting in higher profit margins. However, we are still affected by intense competition and pricing pressures. In addition, our E&C and Field Solutions segments experienced increases in gross profit and gross profit margins due to higher revenues and increased efficiencies.

Selling, General, and Administrative:
The $1.1 million decrease in SG&A expense for the three months ended March 31, 2012, as compared to the same period for 2011, primarily resulted from reduced legal expenses of $1.2 million related to the settlement of a labor dispute that was recorded in the first quarter of 2011. As a percentage of revenue, SG&A expense decreased from 12.0% for the three months ended March 31,2012, to 9.6% for the comparable prior year period, which is a 2.4% decrease in the SG&A rate.

Interest Expense, net:
Interest expense increased slightly for the three months ended March 31, 2012, as compared to the same period for 2011, due to slightly higher levels of borrowing under the Wells Fargo Credit Facility.

Tax Expense:
Income tax benefit for the three months ended March 31, 2012, as compared to the months ended March 31, 2011, decreased by $1.0 million due to the decrease in operating loss. Income tax benefit, as a percentage of net income for the three months ended March 31, 2012 was 49% as compared to 32% for the same period for 2011.

Management's Discussion and Analysis (continued)

Liquidity and Capital Resources

Overview
The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at March 31, 2012 was borrowings under our senior revolving credit facility with Wells Fargo Bank (the “Wells Fargo Credit Facility”), discussed under “Senior Revolving Credit Facility” below. Unrestricted cash on hand at March 31, 2012, totaled $0.2 million and availability under the Wells Fargo Credit Facility totaled approximately $1.4 million. The outstanding balance under the facility as of March 31, 2012 and May 11, 2012 was $17.5 million and $20.5 million, respectively, and the facility's maturity date, as recently extended with an increased interest rate, is May 31, 2012. See "Senior Revolving Credit Facility" and “Item 1A- Risk Factors” below for additional information about our sources of liquidity.

Cash Flows from Operating Activities:
Operations used approximately $819 thousand in net cash during the three months ended March 31, 2012, compared with net cash generated from operations of $6.8 million during the same period in 2011.

The primary changes in working capital accounts during the three months ended March 31, 2012 were:

•
Increased Costs in Excess of Billings and Decreased Billings in Excess of Costs on uncompleted contracts – The combined use of $8.3 million from December 31, 2011, was due to work on fixed price projects where billing milestones have not been met.

•
Increased Accounts Payable and Accrued Liabilities – The increase of $1.6 million in accounts payable and accrued liabilities is the result of extended terms with vendors due to decreased availability under the Wells Fargo Credit Facility.

Cash Flows from Investing Activities

Investing activities used cash totaling $166 thousand for the period ended March 31, 2012, compared to $109 thousand for the same period in the prior year. Investing activities were primarily used for capital additions in both years.

Future investing activities are anticipated to remain consistent with prior years, in principal, and include capital additions for leasehold improvements and technical applications. The Company uses, as needed,vendor leasing programs to keep technology up-to-date on its software and equipment, such as upgrades to computers. The current Wells Fargo Credit Facility discussed under “Senior Revolving Credit Facility” below limits annual capital expenditures to $3.5 million.

Senior Revolving Credit Facility

Historically, we have satisfied our cash requirements through operations and borrowings under the Wells Fargo Credit Facility. The Wells Fargo Credit Facility matures on May 31, 2012 and the Company is in the process of obtaining a replacement credit facility. The Wells Fargo Credit Facility is guaranteed by substantially all of the Company's subsidiaries, is secured by substantially all of the Company's assets and positions Wells Fargo as senior to all other debt. The Wells Fargo Credit Facility allows for borrowings limited to an aggregate of 80% of our current eligible accounts receivable less certain reserves. These reserves are in the form of deductions from accounts receivable for items such as invoices past due over 90 days, fixed price work, foreign receivables and government work. The outstanding balance on the Wells Fargo Credit Facility at March 31, 2012 was $17.5 million, which was subject to a fluctuating interest rate. The remaining borrowings available under the Wells Fargo Credit Facility as of March 31, 2012 were $1.4 million after consideration of loan collateral restrictions.

On April 5, 2012, the Company entered into a Limited Waiver and First Amendment to the First Amended and Restated Revolving Credit Agreement with Wells Fargo (“Amendment Extension”) that, among other things:

Management's Discussion and Analysis (continued)

•Extended the expiration of the Credit Facility to May 31, 2012;
•Increased the interest rate margin to LIBOR plus 6.00% for the one month extension;

•	Waived Wells Fargo's rights with respect to the Company's failure to comply with the fixed charge ratio covenant for the fourth quarter ending December 31, 2011; and

•	Added a positive net income covenant for the quarter ending March 31, 2012.

Due to the net loss for the first quarter ended March 31, 2012, the Company failed to comply with the positive net income covenant in the Amendment Extension and Wells Fargo has agreed not to exercise its rights with respect to this failure to comply until after May 31, 2012.

During the three-month period ended March 31, 2012, we expended or committed approximately $0.2 million, of the $3.5 million fiscal year covenant limitation on capital expenditures. The capital expenditures for the three-month period were for normal operating requirements including office furniture, computers, software and vehicles.

The Wells Fargo Credit Facility also contains covenants that place certain limitations on the Company including limits on other indebtedness, mergers, asset sales, investments, guaranties, and restrictions on certain distributions and pledges of assets.

We have received approval from a new senior lender with respect to a proposed $35 million senior secured revolving credit facility. The transaction, which is subject to documentation and customary closing conditions, is expected to close by the end of May 2012. See Item 1A - "Risk Factors" below.

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project. As of the date of this filing, there was one $9.1 million letter of credit outstanding under this facility. This letter of credit was collateralized by $2.3 million in cash. In the near term, the Company intends to keep the Ex-Im Bank Facility with Wells Fargo until the CPC project has receivables from the Russian portion that are at a sufficient level for borrowing base collateral coverage and this facility is transferred to our new senior lender.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Wells Fargo Credit Facility. As of March 31, 2012, $17.5 million was outstanding under the Wells Fargo Credit Facility that accrued interest at 3.75% above the Daily One Month LIBOR Rate, which is currently .24%, in effect from time to time.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or are subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Certain specific matters are discussed in Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We believe, as of the date of this filing, all such active proceedings and claims of substance that have been asserted against ENGlobal or one or more of its subsidiaries have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which outlines factors that could materially affect our business, financial condition or future results, and the additional risk factors below.  The risks described, in our Annual Report on Form 10-K and below, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

We rely on our credit facility to provide us with sufficient working capital to operate our business.

Historically, we have relied upon the Wells Fargo Credit Facility to provide us with adequate working capital to operate our business. The outstanding balance under the facility as of March 31, 2012 was $17.5 million and the facility's maturity date, as recently extended with an increased interest rate, is May 31, 2012. We have recently received approval from a new senior lender with respect to a proposed $35 million senior secured revolving credit facility that is intended to replace the Wells Fargo Credit Facility. The proposed credit facility, subject to documentation and customary closing conditions, is expected to close by the end of May 2012. If we are unable to enter into the proposed credit facility, we will not have sufficient capital to repay the Wells Fargo Credit Facility at May 31, 2012 and as a result, we would be unable to fund our working capital needs and would need to secure additional capital or financing to fund our working capital requirements and to repay the outstanding debt under the Wells Fargo Credit Facility. We cannot assure you that we will be successful in entering into a new credit facility (including the proposed credit facility), obtaining a further extension from Well Fargo beyond the current maturity date of May 31, 2012 or in connection with raising additional capital, that any amount, if raised, will be sufficient to meet our cash requirements. If the Wells Fargo Credit Facility is not repaid in full by May 31, 2012 or if the current maturity date is not otherwise extended, Wells Fargo may exercise its rights and remedies under the credit facility, including initiating foreclosure or insolvency proceedings; in such event our business will be materially and adversely affected, and we may be forced to sharply curtail or cease operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*10.1	Executive Employment Contract between the Registrant and Michael Bryant

*10.2	Limited Forbearance Agreement between the Registrant and Wells Fargo.

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2012

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2012

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2012

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

Dated:	May 15, 2012

ENGlobal Corporation

	By:	/s/ John R. Beall
John R. Beall
Chief Financial Officer