Form 10-Q
period 2012-06-30
ENGLOBAL CORP
filed 2012-08-20
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large Accelerated Filer		Accelerated Filer
Non-Accelerated Filer	(Do not check if a smaller reporting company)	Smaller Reporting Company	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 17, 2012.

$0.001 Par Value Common Stock	26,964,339 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

TABLE OF CONTENTS

		Page Number

Part I.	Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and June 30, 2011	3

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011	6

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	35

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$76,944	$73,102	$152,384	$142,191
Operating costs	71,303	65,109	139,243	128,906
Gross profit	5,641	7,993	13,141	13,285

Selling, general and administrative expenses	7,821	6,759	15,073	15,079
Operating income (loss)	(2,180)	1,234	(1,932)	(1,794)

Other income (expense):
Other income (expense), net	(4)	(17)	(4)	(59)
Interest expense, net	(375)	(191)	(677)	(408)
Income (loss) from continuing operations before income taxes	(2,559)	1,026	(2,613)	(2,261)

Provision (benefit) for federal and state income taxes	5,195	454	5,195	(598)

Income (loss) from continuing operations	(7,754)	572	(7,808)	(1,663)

Loss from discontinued operations, net of taxes	(2,073)	(430)	(2,186)	(168)

Net income (loss)	(9,827)	$142	$(9,994)	$(1,831)

Other comprehensive income
Foreign currency translation adjustment	—	—	(1)	(23)
Total other comprehensive expense	—	—	(1)	(23)
Comprehensive income (loss)	$(9,827)	$142	$(9,995)	$(1,854)

Income (loss) per common share - basic:
Net income (loss) from continuing operations	$(0.29)	$0.02	$(0.29)	$(0.06)
Net income (loss) from discontinued operations	$(0.08)	$(0.01)	$(0.08)	$(0.01)
Net income (loss)	$(0.37)	$0.01	$(0.37)	$(0.07)

Income (loss) per common share - diluted:
Net income (loss) from continuing operations	$(0.29)	$0.02	$(0.29)	$(0.06)
Net income (loss) from discontinued operations	$(0.08)	$(0.01)	$(0.08)	$(0.01)
Net income (loss)	$(0.37)	$0.01	$(0.37)	$(0.07)

Weighted average shares used in computing income (loss) per share - basic	26,804	26,578	26,806	26,566
Weighted average shares used in computing income (loss) per share - diluted	26,804	26,958	26,806	26,566

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

ASSETS
	June 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$1,553	$26
Restricted cash	6,471	2,275
Trade receivables, net of allowances of $1,533 and $1,792	56,067	54,020
Prepaid expenses and other current assets	1,123	880
Notes receivable	514	514
Costs and estimated earnings in excess of billings on uncompleted contracts	10,585	6,790
Assets held for sale	1,565	3,757
Federal and state income taxes receivable	190	103
Deferred tax asset	—	3,989
Total Current Assets	78,068	72,354
Property and equipment, net	3,279	3,384
Goodwill	22,614	22,614
Other intangible assets, net	2,343	2,835
Long-term trade and notes receivable, net of current portion and allowances	899	899
Deferred tax asset, non-current	—	1,206
Other assets	1,605	887
Total Assets	$108,808	$104,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$11,487	$8,363
Accrued compensation and benefits	12,319	11,210
Current portion of debt	31,393	16,602
Deferred rent	677	671
Billings in excess of costs and estimated earnings on uncompleted contracts	581	4,421
Liabilities held for sale	2,260	1,340
Other current liabilities	1,426	3,072
Total Current Liabilities	60,143	45,679
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,964,339 and 26,822,518 shares outstanding and 27,945,438 and 27,803,617 shares issued at June 30, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	38,241	38,081
Retained earnings	12,828	22,822
Treasury stock at cost - 981,099 shares at June 30, 2012 and December 31, 2011	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(69)
Total Stockholders' Equity	48,665	58,500
Total Liabilities and Stockholders' Equity	$108,808	$104,179
See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(9,994)	$(1,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	986	1,880
Share-based compensation expense	159	198
Deferred income tax expense (benefit)	6,166	(1,047)
(Gain) loss on disposal of property, plant and equipment	—	(21)
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(926)	909
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,765)	(534)
Prepaid expenses and other assets	(361)	530
Accounts payable	2,586	(944)
Accrued compensation and benefits	794	5,340
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,681)	882
Other liabilities	(65)	2,184
Income taxes receivable	(87)	(28)
Net cash provided by (used in) operating activities	$(9,188)	$7,518
Cash Flows from Investing Activities:
Property and equipment acquired	37	(203)
Restricted Cash	(4,196)	—
Proceeds from sale of other assets	—	65
Net cash used in investing activities	$(4,159)	$(138)
Cash Flows from Financing Activities:
Borrowings on line of credit	91,860	73,456
Payments on line of credit	(76,904)	(80,042)
Repayments under capital lease	—	(50)
Other long-term debt repayments	(82)	(759)
Net cash provided by (used in) financing activities	$14,874	$(7,395)
Net change in cash	1,527	(15)
Cash and cash equivalents, at beginning of period	26	49
Cash and cash equivalents, at end of period	$1,553	$34
See accompanying notes to unaudited interim condensed consolidated financial statements.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal, "the Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all of its subsidiaries' financial results, and significant inter-company accounts and transactions have been eliminated in the consolidation.

The condensed consolidated financial statements of the Company included herein are unaudited for the three and six-month periods ended June 30, 2012 and 2011, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2011, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

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

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 3 - DISCONTINUED OPERATIONS

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and it did not fit within the future strategic plan due to its operational differences. As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. These assets and their related operations have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's re-casted consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Condensed Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively. The results of the discontinued operations are shown on the Condensed Consolidated Statements of Operations as "Income (loss) from discontinued operations, net of taxes".

The Company has been unable to sell the business as planned and has decided to sell substantially all of the assets of this business. The Company expects to complete the disposal of its discontinued operations concurrent with the completion of the last remaining lump sum project, which is expected to occur in the third quarter of 2012. During the second quarter, the Company accrued approximately $0.5 million of additional costs expected to be incurred to complete the remaining lump sum project. The Company will have no continuing involvement with these operations after the sale or disposal.

Summarized financial information for the discontinued operations is shown below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues	$2,561	$6,511	$3,823	$14,671
Costs	2,907	7,036	4,359	14,769
Operating income (loss)	$(346)	$(525)	$(536)	$(98)
SG&A	63	131	93	131
Other income (expense)	1	(1)	1	1
Total income (loss) before taxes	(408)	(657)	(628)	(228)
Tax expense (benefit)	1,665	(227)	1,558	(60)
Net loss	$(2,073)	$(430)	$(2,186)	$(168)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Assets:
Trade receivables	$500	$2,391
Prepaid expenses and other current assets	—	4
Cost and estimated earnings in excess of billings on uncompleted contracts	1,063	$138
Deferred tax asset	—	$971
Property and equipment, net	2	$248
Other assets	—	$5
Total assets held for sale	$1,565	$3,757
Liabilities:
Accounts payable	$884	430
Accrued compensation and benefits	265	(50)
Deferred rent		17
Billings in excess of costs and estimated earnings on uncompleted contracts	—	158
Other current liabilities	1,111	785
Total liabilities held for sale	$2,260	$1,340

NOTE 4 – STOCK COMPENSATION PLANS

The Company's 1998 Incentive Plan (“Option Plan”) that provided for the issuance of up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants had a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year thereafter until they were fully vested. Stock options issued to directors under the Option Plan vested quarterly over a one-year period. As of August 17, 2012, 775,000 shares of common stock remained subject to outstanding awards previously granted under the Option Plan.

In June 2009, the Company's stockholders approved the 2009 Equity Incentive Plan (“Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors vest quarterly over a one-year period coinciding with their service term. In April 2012, the Compensation Committee of the Board of Directors approved an increase of 500,000 shares, which was subsequently approved by our shareholders. As of August 17, 2012, 470,773 shares of restricted stock have been granted under the Equity Plan, of which 133,115 remain subject to outstanding awards. Unvested restricted stock awards and restricted stock units are included in diluted earnings per share until the shares have been vested. The vested shares are then included in basic earnings per share.

Total share-based compensation expense of approximately $73,000 and $100,000 was recognized during the three-months ended June 30, 2012 and 2011, respectively. Total share-based compensation expense in the amount of $159,000 and $198,000 was recognized during the six months ended June 30, 2012 and 2011, respectively. Share-based compensation expense is reported in selling, general and administrative expense.

Stock Options

No compensation expense related to outstanding non-vested stock option awards under the Option Plan was recognized during the three month period ending June 30, 2012.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

The following table summarizes stock option activity through the six month period ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)*
Balance at December 31, 2011	775,000	$6.84	4.1	$264
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Balance at June 30, 2012	775,000	$6.84	3.6	$8

Exercisable at June 30, 2012	755,000	$6.67	4.4	$8

*Based on average stock price through the second quarter of 2012 of $2.05 per share. The average stock price for the same period in 2011 was $4.18 per share. The total fair value of vested options outstanding as of June 30, 2012 and 2011 was $8.0 thousand and $153.0 thousand, respectively.

There were no options exercised during the six months ended June 30, 2012 or the six months ended June 30, 2011.

Restricted Stock Awards

Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. During 2012, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value	Grants Forfeited
June 14, 2012	Employee	1	50,336	$1.49	$75,000	—
June 14, 2012	Director	3	100,671	$1.49	$150,000	—

The amount of compensation expense related to all restricted stock awards that had not been recognized at June 30, 2012, totaled $441,000. This compensation expense is expected to be recognized over a weighted-average period of approximately 19 months.

NOTE 5 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2012 and December 31, 2011:

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	June 30, 2012	December 31, 2011
	(dollars in thousands)

Costs incurred on uncompleted contracts	$42,845	$43,455
Estimated earnings on uncompleted contracts	6,415	5,591
Earned revenues	49,260	49,046
Less: billings to date	39,256	46,677
Net costs and estimated earnings in excess of billings on uncompleted contracts	$10,004	$2,369

Costs and estimated earnings in excess of billings on uncompleted contracts	$10,585	$6,790
Billings in excess of costs and estimated earnings on uncompleted contracts	(581)	(4,421)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$10,004	$2,369

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we defer revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is approximately $1.7 million as of June 30, 2012, compared to $0.3 million as of December 31, 2011. We expect a majority of the deferred revenue amount to be realized by year end 2012.

NOTE 6 – LINE OF CREDIT AND DEBT

The carrying value of debt is composed of the following:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Description:
Wells Fargo Credit Facility	$—	$16,352
PNC Credit Facility	31,308	—
The following notes are subordinate to the credit facility and are unsecured:
Control Dynamics International, L.P.	85	250
Total debt	31,393	16,602

The rates applicable to the PNC Credit Facility line of credit and the Wells Fargo Credit Facility line of credit outstanding at June 30, 2012 and December 31, 2011 were 5.0% and 4.125%, respectively. For the three-month periods ended June 30, 2012 and 2011, the Company recognized interest expense of $0.4 million and $0.2 million, respectively. For the six-month periods ended June 30, 2012 and 2011, the Company recognized interest expense of $0.7 million and $0.4 million, respectively.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Current Classification of Borrowings under the PNC Credit Facility

In addition to the terms of the PNC Credit Facility described below, the PNC Credit Facility also contains a subjective acceleration clause (in the form of a material adverse effect clause) and a provision requiring the establishment and utilization of a lock-box account into which all proceeds of collateral are deposited and applied to reduce borrowings outstanding under the PNC Credit Facility. Pursuant to generally accepted accounting principles, the combination of both a subjective acceleration clause and a lock-box arrangement required by the lender results in borrowings outstanding under the PNC Credit Facility being classified as short-term obligations despite the three year term of the agreement.

PNC Credit Facility

On May 29, 2012, the Company, ENGlobal U.S., Inc., a Texas corporation ("ENGlobal US "), ENGlobal International, Inc., a corporation organized under the BVI Business Companies Act of 2004 ("ENGlobal International"), ENGlobal Government Services, Inc., a Texas corporation ("ENGlobal Government" and, together with the Company, ENGlobal US and ENGlobal International, the "Borrowers"), and ENGlobal Emerging Markets, Inc., a Texas corporation (the "Guarantor" and, together with the Borrowers, the "Loan Parties"), entered into a new Revolving Credit and Security Agreement (the "Loan Agreement" or “PNC Credit Facility”) with PNC Bank, National Association, as administrative agent (the "Agent") for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Borrowers in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). Capitalized terms used but not otherwise defined herein shall have the meaning given to them in the Loan Agreement.

Set forth below are certain of the material terms of the Loan Agreement:

Revolving Advances : Each Lender, severally and not jointly, will make revolving advances to the Borrowers in aggregate amounts outstanding at any time equal to such Lender's Commitment Percentage of the lesser of (a) $35.0 million less the maximum undrawn amount on all outstanding letters of credit, or (b) an amount equal to the sum of: (i) up to 85% of Eligible Receivables, plus (ii) up to the lesser of (x) up to 85% of Eligible Extended Term Receivables or (y) $3.0 million, plus (iii) up to the lesser of (x) up to 85% of Eligible Government Receivables or (y) $800,000, plus (iv) up to the lesser of (x) 75% of Eligible Unbilled Receivables or (y) $8.5 million; provided, however, that no more than $800,000 of the amount resulting from the calculation of this part (iv) may be attributable to Eligible Unbilled Receivables owed by Government Customers, plus (v) up to the lesser of (x) up to 50% of Eligible Costs in Excess of Billings or (y) $4.0 million, minus (vi) the Maximum Undrawn Amount of all outstanding letters of credit, minus (vii) such reserves as Agent may deem proper and necessary in the exercise of its discretion. Certain of the percentages and dollar amounts discussed above may be increased or decreased by Agent at any time, so long as such increase or decrease is done is reasonable and done in good faith.

Interest: Any Loans will bear interest at (a) the sum of the Alternate Base Rate (defined as a fluctuating rate equal to the highest of (x) the commercial lending rate of Agent as publicly announced and in effect on such day, (y) the daily federal funds open rate as quoted by ICAP North America, Inc. in effect on such day plus 1/2 of 1%, and (z) the Daily Libor Rate plus 1% (with the Daily LIBOR Rate determined by taking the LIBOR rate published in the Wall Street Journal and dividing it by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin (defined below) for Domestic Rate Loans or (b) the sum of the Eurodollar Rate (defined as a fluctuating rate determined by Agent by dividing the quoted LIBOR rate (as selected from a variety of sources) by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin with respect to Eurodollar Rate Loans.

Collateral: All obligations of the Borrowers under the Loan Agreement are secured by a first priority perfected lien against any and all personal property assets of each of the Borrowers (other than certain excluded property, including certain accounts receivable related to the Caspian Pipeline Consortium pledged under the Ex-Im Transaction Specific Credit Agreement dated as of July 13, 2011 between ENGlobal US and Wells Fargo Bank, National Association).

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Term: All Loans and all other obligations outstanding under the Loan Agreement shall be payable in full on May 29, 2015, unless otherwise terminated pursuant to the terms of the Loan Agreement.

Covenants: The Loan Agreement requires the Borrowers to comply with various financial, affirmative and negative covenants affecting their businesses and operations, including:

•
Maintain as of the last day of each applicable period a Tangible Net Worth at least equal to the amount set forth for such period: (a) for each of the fiscal quarters ending June 30, 2012, September 30, 2012 and December 31, 2012, a minimum Tangible Net Worth of 90% of the Tangible Net Worth of the Borrowers on a consolidated basis on the Closing Date, and (b) for the fiscal quarter ending March 31, 2013, and as of the last day of each fiscal quarter thereafter, a minimum Tangible Net Worth equal to that required on December 31 of the immediately preceding fiscal year plus (i) 75% of Borrowers' after tax net income for such year if such after tax net income is greater than $0, or (ii) $0, if Borrowers' after tax net income for such year is less than or equal to $0.

•
Maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, measured as of (a) June 30, 2012, for the fiscal quarter then most recently ended, (b) September 30, 2012, for the two fiscal quarter period then most recently ended, (c) December 31, 2012, for the three fiscal quarter then most recently ended, (d) March 31, 2013 and as of the last day of each fiscal quarter thereafter, for the four fiscal quarter period then most recently ended.

•	Maintain at all times Average Excess Availability of not less than $3.5 million measured monthly as of the last day of the month.

•
Not permit the aggregate amount of all costs and expenses incurred in connection with Borrower's performance of its Caspian project obligations to exceed the aggregate amount of cash receipts attributable to the Caspian Contracts by more than the following amounts: (a) for the month ending June 30, 2012, $6.5 million, (b) for the month ending September 30, 2012, $1.0 million, and (c) for the month ending December 31, 2012, $0.

•	The Borrowers will not be party to mergers, acquisitions, consolidations, reorganizations or similar transactions.

•	The Borrowers will not sell, lease, transfer or otherwise dispose of any of their properties or assets (subject to certain exceptions set forth in the Loan Agreement).

•
The Borrowers will not contract for, purchase or make any expenditure or commitment for capital expenditures in the fiscal year ending December 31, 2012 and in any fiscal year thereafter, in an aggregate amount in excess of $3.5 million.

•
The Borrowers will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or use any funds, property or assets to repurchase or otherwise retire any common or preferred stock.

Compliance with Covenants and Fulfillment of Conditions: As of June 30, 2012, ENGlobal had performed, observed or fulfilled in all material respects the covenants and conditions of the PNC Credit Facility and no default or event of default had occurred, except for the following:

•
ENGlobal did not provide a foreign good standing certificate for ENGlobal US issued by the Secretary of State or other appropriate official of the State Illinois within 14 days of the closing of the PNC Credit Facility.

Status - Borrowers filed the amended and restated franchise tax filings with the Illinois Secretary of State on July 20, 2012. Barring any further delays, Borrowers expect to receive the foreign good standing certificate in the near future.

•	ENGlobal did not deliver to Agent a landlord waiver requested to be provided within 30 days of the closing of the PNC Credit Facility.
Status - The requested landlord waiver is still outstanding, although the form of the waiver has been approved by both the landlord and the Borrowers' counsel. Borrowers remitted payment to the landlord's legal counsel for the waiver preparation fee during the week ended August 17, 2012 and expect to receive this waiver in the near future.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Tangible Net Worth - Borrowers did not maintain Tangible Net Worth, as of June 30, 2012, of at least 90% of the Borrowers' Tangible Net Worth as of the closing date of the PNC Credit Facility.

Fixed Charge Coverage Ratio - Borrowers did not maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 measured as of the quarterly period ended June 30, 2012.

Schedules - Borrowers did not deliver the May 2012 Borrowing Base Certificate (along with updated ineligibles and supporting schedules) to the Agent within twenty (20) days after the end of the month. Borrowers delivered the May 2012 Borrowing Base Certificate to the Agent on August 7, 2012.

Borrowers did not deliver the June 2012 Borrowing Base Certificate (along with updated ineligibles and supporting schedules) to the Agent within twenty (20) days after the end of the month. Borrowers delivered the June 2012 Borrowing Base Certificate to the Agent on July 30, 2012.

Monthly Financial Statements - Borrowers did not furnish the Agent the monthly financial statements for June 2012 within thirty (30) days after the end of the month. The June 2012 monthly financial statements were delivered to the Agent on August 1, 2012.

As of the result of the covenant violations described above, the Company is currently in default under the terms of the PNC Credit Facility. As of the date of this filing, the Agent has not taken any action with respect to the Company's defaults and the Company was actively discussing with the Agent the terms under which such defaults may be cured or waived. Although the Company is in active discussions with the Agent, the Company cannot assure you that it will be successful in obtaining the cure or waiver of such defaults, and in such event, the Agent may exercise any and all rights and remedies available to it, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease operations.

Wells Fargo Credit Facility

In December 2009, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) which provided a 28-month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). On September 30, 2010, the Company entered into an amendment to the Wells Fargo Credit Facility with Wells Fargo which converted our borrowings from a revolving credit facility to an asset based lending agreement. On August 1, 2011, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo that allowed a maximum available principal amount of $35 million under the Wells Fargo Credit Facility. The Wells Fargo Credit Facility, as amended and restated, terminated concurrent with the closing of the PNC Bank Facility on May 29, 2012.

Ex-Im Bank Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project. As of the date of this filing, there was one $9.1 million letter of credit outstanding under this facility. This letter of credit was collateralized by $2.3 million in cash. In the near term, the Company intends to keep the Ex-Im Bank Facility with Wells Fargo until the CPC project has receivables from the Russian portion of the project that are at a sufficient level for borrowing base collateral coverage and this facility is transferred to our new senior lender.

Covenants: The Ex-Im Bank Facility requires ENGlobal to comply with various, financial, affirmative and negative covenants affecting its businesses and operations, including:

•	ENGlobal will not be a party to mergers, acquisitions, consolidations, reorganizations or similar

Notes to Unaudited Interim Condensed Consolidated Financial Statements

transactions.

•	ENGlobal will not contract for, purchase or make any expenditure or commitment for capital expenditures in any fiscal year, in an aggregate amount in excess of $3.5 million.

•
ENGlobal will not incur any indebtedness except for (a) ENGlobal's liabilities under the PNC Credit Facility, and (b) any other liabilities of ENGlobal not to exceed $1 million in indebtedness in any 12 month period for the unsecured financing of insurance premiums.

•
ENGlobal will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or use any funds, property or assets to repurchase or otherwise retire any common or preferred stock.

•	Maintain as of the last day of each applicable period a Tangible Net Worth ratio not greater than 2.25 to 1.0.

•	Maintain a Fixed Charge Coverage Ratio of not less than 1.75 to 1.00, measured as of each fiscal quarter end commencing September 30, 2011, determined on a rolling 4-quarter basis.

Compliance with Covenants: As of June 30, 2012, ENGlobal had performed, observed or fulfilled in all material respects the covenants and conditions of the Ex-Im Bank Facility and no default or event of default had occurred, except for the following:

Tangible Net Worth Ratio - As of June 30, 2012, ENGlobal did not maintain a Tangible Net Worth ratio not greater than 2.25 to 1.0.

Fixed Charge Coverage Ratio - ENGlobal did not maintain a Fixed Charge Coverage Ratio of not less than 1.75 to 1.00 measured for the rolling four quarter period ended June 30, 2012.

As of the result of the covenant violations described above, the Company is currently in default under the terms of the Ex-Im Bank Facility. As of the date of this filing, Wells Fargo had not taken any action with respect to the Company's defaults and the Company was actively discussing with Wells Fargo the terms under which such defaults may be cured or waived. Although the Company is in active discussions with Wells Fargo, the Company cannot assure you that it will be successful in obtaining the cure or waiver of such defaults, and in such event, Wells Fargo may exercise any and all rights and remedies available to it, up to and including terminating the Ex-Im Bank Facility. In such event and if we are unable to obtain an alternative facility, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease operations.

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

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Segment information for 2012 and 2011 is as follows:

For the three months ended June 30, 2012	Engineering and Construction	Automation	Field Solutions	Corporate	Consolidated
(dollars in thousands)

Revenue	$44,816	$14,335	$17,793		$76,944
Gross profit	2,879	1,462	1,300		5,641
SG&A	2,617	1,010	905	3,289	7,821
Operating income (loss)	262	452	395	(3,289)	(2,180)
Other income					(4)
Interest expense, net					(375)
Tax expense					(5,195)
Discontinued operations - net of taxes					(2,073)
Net loss					$(9,827)

For the three months ended June 30, 2011
(dollars in thousands)

Revenue before eliminations	$43,699	$11,419	$18,020	$—	$73,138
Inter-segment eliminations	—	(36)	—	—	(36)
Revenue	43,699	11,383	18,020	—	73,102
Gross profit	4,399	2,385	1,209	—	7,993
SG&A	1,447	996	965	3,351	6,759
Operating income (loss)	2,952	1,389	244	(3,351)	1,234
Other expense					(17)
Interest expense, net					(191)
Tax expense					(454)
Discontinued operations - net of taxes					(430)
Net income					$142

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the six months ended June 30, 2012	Engineering and Construction	Automation	Field Solutions	Corporate	Consolidated
(dollars in thousands)

Revenue	$90,383	$27,941	$34,060	$—	$152,384
Gross profit	7,236	2,843	3,062	—	13,141
SG&A	4,629	2,090	1,934	6,420	15,073
Operating income (loss)	2,607	753	1,128	(6,420)	(1,932)
Other income					(4)
Interest expense, net					(677)
Tax expense					(5,195)
Discontinued operations - net of taxes					(2,186)
Net loss					$(9,994)

For the six months ended June 30, 2011
(dollars in thousands)

Revenue before eliminations	$81,545	$21,162	$39,712	$—	$142,419
Inter-segment eliminations	(1)	(227)	—	—	(228)
Revenue	81,544	20,935	39,712	—	142,191
Gross profit	7,581	2,836	2,868	—	13,285
SG&A	3,693	1,934	3,046	6,406	15,079
Operating income (loss)	3,888	902	(178)	(6,406)	(1,794)
Other expense					(59)
Interest expense, net					(408)
Tax benefit					598
Discontinued operations - net of taxes					(168)
Net loss					$(1,831)

Total Assets by Segment	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Engineering and Construction	$54,259	$54,464
Automation*	26,278	23,247
Field Solutions	18,167	15,359
Corporate	10,104	11,109
Consolidated	$108,808	$104,179

*Includes $1.6 million and $3.8 million of assets held for sale from discontinued operations for June 30, 2012 and December 31, 2011, respectively.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 8 – FEDERAL AND STATE INCOME TAXES

As a result of the valuation allowance recorded against our deferred tax assets as of June 30, 2012, the effective income tax rates for the three and six month periods ended June 30, 2012 were not meaningful. The effective income tax rates for the three and six month periods ended June 30, 2011 were 61.6% and 31.8%, respectively. Our effective income tax rates in 2011 differ from the federal statutory rate primarily due to state income taxes.
ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. During the quarter, based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of June 30, 2012. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $6.2 million has been provided against deferred tax assets as of June 30, 2012.

NOTE 9 – EARNINGS PER SHARE

The following table reconciles the number of shares used to compute basic earnings per share to the number of shares used to compute diluted earnings per share (“EPS”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(shares in thousands)
Weighted average shares outstanding used to compute basic EPS	26,804	26,578	26,806	26,566
Effect of share-based compensation plans	—	380	—	—
Shares used to compute diluted EPS	26,804	26,958	26,806	26,566

The Company excluded potentially issuable shares of 593,000 and 443,000 from the computation of diluted EPS, as the effect of including the shares would have been anti-dilutive for the three month period ended June 30, 2012 and the six month periods ended June 30, 2012 and 2011, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.5 million as of June 30, 2012 and $1.2 million as of December 31, 2011.

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

MD&A Overview

After a period of declining revenues due to poor domestic economic conditions, we were encouraged by our project proposal activity during the fourth quarter of 2011 and into the first quarter of 2012, which resulted in an increase in backlog and revenue. These increases were attributable primarily to work we were performing for existing clients and alliance partners, and fixed-price work. In May 2011, we announced our re-entry into the international markets with the award of a large project by the Caspian Pipeline Consortium (CPC). Since that time, we have invested in staff and built our back-office infrastructure (i.e., business development and recruiting) to accommodate the significant domestic and international growth we expected throughout 2012. In anticipation of more international work, we made significant progress developing key relationships overseas, applying for in-country registrations, and entering into agency agreements to position ourselves to receive direct tenders from national oil companies, most notably in the Middle East.
In the first quarter of 2012, we were notified by Wells Fargo Bank that they were no longer willing to support the Company with its credit facility. In response, we began looking for a replacement credit facility to meet our working capital needs, while curtailing unnecessary expenditures. The majority of our vendors and customers have been amenable to working with us through this transition. As a result of the uncertainty created by the credit facility transition, we spent valuable time reassuring our stakeholders. Unfortunately, the internal focus - while necessary - was also counterproductive to our business development momentum. As a result, our sales throughout the second quarter have been weaker than expected.
In May 2012, we closed on a new three-year secured revolving credit facility with PNC Bank, N.A. The PNC facility allows the Company to borrow up to $35 million pursuant to a borrowing base formula based primarily on the Company's eligible accounts receivable. The PNC facility was used to repay the outstanding indebtedness under the former credit facility with Wells Fargo Bank and to provide ongoing working capital. ENGlobal's existing letter of credit facility with Export-Import Bank of the United States remains in place to support the Company's Caspian Pipeline Consortium (CPC) project.
The following list sets forth a general overview of certain significant changes in the Company's financial

Management's Discussion and Analysis (continued)

condition and results of operations for the three and six months ended June 30, 2012, compared to the corresponding periods in 2011.

	During the three months ended June 30, 2012		During the six months ended June 30, 2012
Revenues	Increased	5.3%	Increased	7.2%
Gross profit	Decreased	(29.4)%	Decreased	(1.1)%
SG&A expense	Increased	15.7%	Decreased	(0.04)%

Selected Balance Sheet Comparisons	As of	As of	As of
	June 30,	December 31,	June 30,
	2012	2011	2011
	(dollars in thousands)

Working capital	$17,925	$26,675	$29,743
Total assets*	$108,808	$104,179	$108,780
Accounts Receivables (Net)	$56,067	$54,020	$57,734
Total long-term debt and capital leases	$—	$—	$5
Stockholders' equity	$48,665	$58,500	$63,470
*Includes $1.6 million, $3.8 million, and $3.7 million of assets held for sale from discontinued operations at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

Improving our margins on our existing work is an important area of focus. During the recent period of industry-wide decline in demand for the types of services we provide, we reduced our rates significantly, as was required to obtain and retain business. Although the level of demand has increased, pricing in certain geographical markets is still extremely competitive and we have not yet been able to increase our margins to prior levels.

We manage our billing and client collection processes to reduce past due receivables to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers. We are focusing our efforts to collect accounts receivable from clients whose payment practices are slower or whose payment terms are longer compared to the Company’s average payment terms.

Our Caspian Pipeline Consortium (CPC) project has been impacted by administrative issues, which has delayed our portion of the project by several months. We are working diligently to understand the client's processes in order to reduce the lag time between submitted documents and ultimate approvals. We have been focusing on improving our cash flow position on this project by expediting our client's approval of our work which is a precondition to invoicing for milestones. We have made some progress with these efforts, and have cut our negative cash flow position on this project by approximately one-half. Despite these issues, we believe we have a solid working relationship with the client and we still anticipate completing the project and recognizing approximately $86 million in revenue over the life of the project. ENGlobal continues to manage its overall billing and client collection processes toward reducing days of sales outstanding to the extent practicable.

Total stockholders' equity decreased 16.8%, or $9.8 million, from $58.5 million as of December 31, 2011 to $48.7 million as of June 30, 2012 due to current year net losses in retained earnings.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, such as developer clients, clients with a late payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or payment. The current amount of revenue deferred for these reasons is approximately $1.7 million. We expect a majority of the deferred revenue amount to be realized by year end.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue is recognized in the ratio that contract costs incurred bear to total estimated

Management's Discussion and Analysis (continued)

contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. Losses on contracts are recorded in full as they are identified.

In the course of providing our services, we routinely provide engineering, materials and equipment and may provide construction services on a subcontractor basis. Generally, the materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of the Company's core business trends.

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

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and it did not fit within the future strategic plan due to its operational differences. As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. These assets, liabilities and their related operations have been classified as discontinued operations in the Company's consolidated financial statements. In addition, these assets and liabilities have been reclassified for the prior periods for comparison purposes. The net assets and liabilities related to the discontinued operations are shown on the Condensed Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Income (loss) from discontinued operations, net of taxes." With the exception of these reclassifications, the amounts reported for prior periods remain the same.

Management's Discussion and Analysis (continued)

Consolidated Results of Operations for the Three Months
Ended June 30, 2012 and 2011
(Unaudited)

For the three months ended June 30, 2012	Engineering and Construction	Automation	Field Solutions	Corporate	Consolidated
(dollars in thousands)

Revenue before eliminations	$44,816	$14,335	$17,793	$—	$76,944
Inter-segment eliminations	—	—	—	—	—
Revenue	44,816	14,335	17,793	—	76,944	100.0%
Gross profit	2,879	1,462	1,300	—	5,641	7.3%
SG&A	2,617	1,010	905	3,289	7,821	10.2%
Operating income (loss)	262	452	395	(3,289)	(2,180)	(2.8)%
Other income (expense)					(4)	0.0%
Interest expense, net					(375)	(0.5)%
Tax benefit (expense)					(5,195)	(6.8)%
Net loss from continuing operations					$(7,754)	(10.1)%
Diluted loss per share from continuing operations					$(0.29)

For the three months ended June 30, 2011
(dollars in thousands)

Revenue before eliminations	$43,699	$11,419	$18,020	$—	$73,138
Inter-segment eliminations	—	(36)	—	—	(36)
Revenue	43,699	11,383	18,020	—	73,102	100.0%
Gross profit (loss)	4,399	2,385	1,209	—	7,993	10.9%
SG&A	1,447	996	965	3,351	6,759	9.2%
Operating income (loss)	2,952	1,389	244	(3,351)	1,234	1.7%
Other income (expense)					(17)	(0.1)%
Interest expense, net					(191)	(0.3)%
Tax benefit (expense)					(454)	(0.6)%
Net income from continuing operations					$572	0.8%
Diluted income per share from continuing operations					$0.02

Increase/(Decrease) in Operating Results
(dollars in thousands)

Revenue before eliminations	$1,117	$2,916	$(227)	$—	$3,806
Inter-segment eliminations	—	36	—	—	36
Revenue	1,117	2,952	(227)	—	3,842	5.3%
Gross profit (loss)	(1,520)	(923)	91	—	(2,352)	(29.4)%
SG&A	1,170	14	(60)	(62)	1,062	15.7%
Operating income (loss)	(2,690)	(937)	151	62	(3,414)	(276.7)%
Other income (expense)					13	76.5%
Interest expense, net					(184)	(96.3)%
Tax benefit (expense)					(4,741)	(1,044.3)%
Net income (loss) from continuing operations					$(8,326)	(1,455.6)%
Diluted loss per share from continuing operations					$(0.31)

Management's Discussion and Analysis (continued)

For the six months ended June 30, 2012	Engineering and Construction	Automation	Field Solutions	Corporate	Consolidated
(dollars in thousands)

Revenue before eliminations	$90,383	$27,941	$34,060	$—	$152,384
Inter-segment eliminations	—	—	—	—	—
Revenue	90,383	27,941	34,060	—	152,384	100.0%
Gross profit	7,236	2,843	3,062	—	13,141	8.6%
SG&A	4,629	2,090	1,934	6,420	15,073	9.9%
Operating income (loss)	2,607	753	1,128	(6,420)	(1,932)	(1.3)%
Other income (expense)					(4)	0.0%
Interest expense, net					(677)	(0.4)%
Tax benefit (expense)					(5,195)	(3.4)%
Net loss from continuing operations					$(7,808)	(5.1)%
Diluted loss per share from continuing operations					$(0.29)

For the six months ended June 30, 2011
(dollars in thousands)

Revenue before eliminations	$81,545	$21,162	$39,712	$—	$142,419
Inter-segment eliminations	(1)	(227)	—	—	(228)
Revenue	81,544	20,935	39,712	—	142,191	100.0%
Gross profit (loss)	7,581	2,836	2,868	—	13,285	9.3%
SG&A	3,693	1,934	3,046	6,406	15,079	10.6%
Operating income (loss)	3,888	902	(178)	(6,406)	(1,794)	(1.3)%
Other income (expense)					(59)	(0.1)%
Interest expense, net					(408)	(0.3)%
Tax benefit (expense)					598	0.4%
Net loss from continuing operations					$(1,663)	(1.3)%
Diluted loss per share from continuing operations					$(0.11)

Increase/(Decrease) in Operating Results
(dollars in thousands)

Revenue before eliminations	$8,838	$6,779	$(5,652)	$—	$9,965
Inter-segment eliminations	1	227	—	—	228
Revenue	8,839	7,006	(5,652)	—	10,193	7.2%
Gross profit (loss)	(345)	7	194	—	(144)	(1.1)%
SG&A	936	156	(1,112)	14	(6)	—%
Operating income (loss)	(1,281)	(149)	1,306	(14)	(138)	(7.7)%
Other income (expense)					55	93.2%
Interest expense, net					(269)	(65.9)%
Tax benefit (expense)					(5,793)	(968.7)%
Net income (loss) from continuing operations					$(6,145)	(369.5)%
Diluted loss per share from continuing operations					$—

Management's Discussion and Analysis (continued)

For the three months ended June 30, 2012

Revenue:
Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the three months ended June 30, 2012, as compared to the same period in 2011 increased approximately $3.8 million. The Engineering and Construction (“E&C”) and the Automation segments both experienced increased revenue, while the Field Solutions segment experienced decreased revenue. The E&C segment increase is due to an increase in in-plant placements in the second quarter of 2012. The Automation segment experienced an increase in revenue in both the Fab and Non-Fab divisions. The Field Solutions segment experienced decreased revenue in the Land division due to decreased project activity with major midstream energy companies while the Inspection division experienced decreased revenue due to completion of the Ruby Pipeline project.

Gross Profit:
Gross profit for the three months ended June 30, 2012, as compared to the comparable 2011 period, decreased by approximately $2.4 million, or 29.4%. As a percentage of revenue, gross profit decreased from 10.9% to 7.3% for the three months ended June 30, 2012, as compared to the same period in 2011.

Our gross profit and gross profit margin decreased primarily due to increased direct and variable costs in our E&C Segment, resulting in lower profit margins. We continue to be affected by intense competition and pricing pressures. However, our Field Solutions segment experienced an increase in gross profit and gross profit margin due to increased efficiencies.

Selling, General, and Administrative:
The $1.1 million increase in SG&A expense for the three months ended June 30, 2012, as compared to the same period for 2011, primarily resulted from increased salary and related expenses of approximately $0.8 million incurred primarily as a result of initiatives undertaken in anticipation of increased activity for the remainder of the year and increased bad debt expense increase of approximately $0.6 million in the E&C segment partially offset by a decrease of approximately $0.7 in facility and other expenses. As a percentage of revenue, SG&A expense increased to 10.2% for the three months ended June 30, 2012, from 9.2% for the comparable prior year period. During June, we began reducing overhead and staff levels in response to reduced activity levels. These staff reductions resulted in severance costs of approximately $0.2 million during the quarter.

Interest Expense, net:
Interest expense increased for the three months ended June 30, 2012, as compared to the same period for 2011, due to higher interest rates and higher levels of borrowing under our former Wells Fargo Credit Facility and current PNC Credit Facility.

Tax Expense:
ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. During the current quarter, based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of June 30, 2012. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $6.2 million has been provided against deferred tax assets as of June 30, 2012.

Management's Discussion and Analysis (continued)

For the six months ended June 30, 2012

Revenue:
Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the six months ended June 30, 2012, as compared to the same period in 2011 increased approximately $10.2 million. The Engineering and Construction (“E&C”) and Automation segments experienced increased revenue while revenue declined in the Field Solutions segment. The E&C segment was awarded and performed projects for several major global energy companies. The Automation segment experienced an increase in revenue in both the Fab and Non-Fab divisions. The Field Solutions segment experienced decreased revenue in the Inspection division due to completion of the Ruby Pipeline project which was partially offset by increased revenue in the Land Division due to increased activity with major midstream energy companies.

Gross Profit:
Gross profit for the six months ended June 30, 2012, as compared to the comparable 2011 period, decreased by approximately $0.1 million, or a 1.1% decrease. As a percentage of revenue, gross profit decreased from 9.3% to 8.6% for the six months ended June 30, 2012, as compared to the same period in 2011.

Our gross profit and gross profit margin decreased primarily due to decreased revenue and higher direct and variable labor costs as a percentage of revenue in our Automation and Field Solutions segments, resulting in lower overall profit margins. In addition, we are still affected by intense competition and pricing pressures. However, our Automation and Field Solutions segments experienced increases in gross profit due to higher revenues and increased efficiencies.

Selling, General, and Administrative:
SG&A expense was flat for the six months ended June 30, 2012, as compared to the same period for 2011. As a percentage of revenue, SG&A expense decreased slightly to 9.9% for the six months ended June 30, 2012, from 10.6% for the comparable prior year period.

Interest Expense, net:
Interest expense increased for the six months ended June 30, 2012, as compared to the same period for 2011, due to higher levels of borrowing under our former Wells Fargo Credit Facility and current PNC Credit Facility.

Tax Expense:
ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. During the current quarter, based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of June 30, 2012. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $6.2 million has been provided against deferred tax assets as of June 30, 2012.

Management's Discussion and Analysis (continued)

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Historically, our primary sources of liquidity have been cash flow from operations and availability under our credit facilities, including the PNC Credit Facility and the Ex-Im Bank Facility. As of June 30, 2012, our unrestricted cash on hand totaled approximately $1.6 million and availability under the PNC Credit Facility totaled approximately $2.9 million, subject to certain restrictions on revolving advances and the requirement to maintain Average Excess Availability of not less than $3.5 million measured monthly. As of June 30, 2012, one $9.1 million letter of credit was outstanding under the Ex-Im Bank Facility and collateralized by $2.3 million in cash.

As a result of the defaults under the PNC Credit Facility and the Ex-Im Bank Facility described below, additional borrowings under these facilities may be limited or restricted. As of August 15, 2012, unrestricted cash on hand totaled approximately $0.7 million and availability under the PNC Credit Facility totaled approximately $1.3 million, subject to certain restrictions on revolving advances and the requirement to maintain Average Excess Availability of not less than $3.5 million measured monthly. As of August 15, 2012, one $9.1 million letter of credit was outstanding under the Ex-Im Bank Facility and collateralized by $2.3 million in cash. As a result, the Company's ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations, currently depends primarily on cash flow from operations and the timely collection of outstanding invoices.

Cash and the availability of cash could be materially restricted if:

•outstanding invoices billed are not collected or are not collected in a timely manner,
•circumstances prevent the timely internal processing of invoices,
•we lose one or more of our major customers,
•we are unable to win new projects that we can perform on a profitable basis, or
•we are unable to obtain the cure or waiver of existing defaults under the PNC Credit Facility or the Ex-Im Bank Facility.

If any such event occurs and continues without remedy, we would be required to consider alternative financing options. See “PNC Credit Facility,” “Ex-IM Bank Facility” and “Item 1A- Risk Factors” below for additional information about existing defaults under the PNC Credit Facility and the Ex-Im Bank Facility.

Cash Flows from Operating Activities:

Operations used approximately $9.2 million in cash during the six months ended June 30, 2012, compared with net cash generated from operations of $7.5 million during the same period in 2011.

The primary changes in working capital accounts during the six months ended June 30, 2012 were increased Costs in Excess of Billings and Decreased Billings in Excess of Costs on uncompleted contracts of $8.4 million on fixed price projects where billing milestones have not been met and increased Accounts Receivable of $1.0 million.

PNC Credit Facility

On May 29, 2012, we replaced our Wells Fargo Credit Facility with a new $35 million revolving credit facility provided by PNC Bank, National Association (the “PNC Credit Facility”) (See Note 6). The PNC Credit Facility has a maturity date of May 29, 2015. At June 30, 2012, our borrowings under the PNC Credit Facility totaled approximately $31.3 million, which was subject to a fluctuating interest rate. As of June 30, 2012, availability under the PNC Credit Facility totaled approximately $2.9 million, subject to certain restrictions on revolving advances and the requirement to maintain Average Excess Availability of not less than $3.5 million measured monthly.

Management's Discussion and Analysis (continued)

Due to the net loss for the second quarter ended June 30, 2012, the Company failed to comply with the fixed charge coverage ratio and the tangible net worth covenants. As of the result of these and other covenant violations, the Company is currently in default under the terms of the PNC Credit Facility. As of the date of this filing, PNC Bank has not taken any action with respect to the Company's defaults and the Company was actively discussing with PNC Bank the terms under which such defaults may be cured or waived. Although we are in active discussions with PNC Bank, we cannot assure you that we will be successful in obtaining the cure or waiver of such defaults.

The PNC Credit Facility also contains various other affirmative and negative covenants that place certain limitations on the Company including limits on other indebtedness, mergers, asset sales, investments, guaranties, and restrictions on certain distributions and pledges of assets. See Note 6 to our financial statements for a more complete description of the PNC Credit Facility.

In addition to the terms of the PNC Credit Facility described above, the PNC Credit Facility also contains a subjective acceleration clause (in the form of a material adverse effect clause) and a provision requiring the establishment and utilization of a lock-box account into which all proceeds of collateral are deposited and applied to reduce borrowings outstanding under the PNC Credit Facility. Pursuant to generally accepted accounting principles, the combination of both a subjective acceleration clause and a lock-box arrangement required by the lender results in borrowings outstanding under the PNC Credit Facility being classified as short-term obligations despite the three year term of the agreement.

Ex-Im Bank Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project. As of the date of this filing, there was one $9.1 million letter of credit outstanding under this facility. This letter of credit was collateralized by approximately $2.3 million in cash. In the near term, the Company intends to keep the Ex-Im Bank Facility with Wells Fargo until the CPC project has receivables from the Russian portion of the project that are at a sufficient level for borrowing base collateral coverage and this facility is transferred to our new senior lender.

Due to the net loss for the rolling four-quarter period ended June 30, 2012 and for the quarter ended June 30, 2012, the Company failed to comply with the fixed charge coverage ratio and the tangible net worth ratio covenants. As of the result of these covenant violations, the Company is currently in default under the terms of the Ex-Im Bank Facility. As of the date of this filing, Wells Fargo had not taken any action with respect to the Company's defaults and the Company was actively discussing with Wells Fargo the terms under which such defaults may be cured or waived. Although we are in active discussions with Wells Fargo, we cannot assure you that we will be successful in obtaining the cure or waiver of such defaults

The Ex-Im Bank Facility also contains various other affirmative and negative covenants that place certain limitations on the Company including limits on other indebtedness, mergers, asset sales, investments, guaranties, and restrictions on certain distributions and pledges of assets. See Note 6 to our financial statements for a more complete description of the Ex-Im Credit Facility.

Outlook

Although we are in active discussions with PNC Bank and Wells Fargo, we cannot assure you that we will be successful in obtaining the cure or waiver of the defaults under their respective facilities. If we fail to obtain the cure or waiver of the defaults under the facilities with PNC Bank and Wells Fargo, PNC Bank and Wells Fargo may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or

Management's Discussion and Analysis (continued)

insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease operations. See "Item 1A - Risk Factors" below.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the PNC Credit Facility. As of June 30, 2012, $31.3 million was outstanding under the PNC Credit Facility that accrued interest at 5.0%.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to obtain the cure or waiver of defaults under the PNC Credit Facility and Ex-Im Bank Facility, our business may be materially and adversely affected and we may be forced to sharply curtail or cease operations.

Historically, we have relied upon a revolving credit facility to provide us with adequate working capital to operate our business. On May 29, 2012, we replaced our Wells Fargo Credit Facility with a new $35 million revolving credit facility provided by PNC Bank, National Association (the “PNC Credit Facility”). The PNC Credit Facility has a maturity date of May 29, 2015. In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project. Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The PNC Facility and the Ex-Im Bank Facility require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. As of June 30, 2012, we were in default with respect to certain of these ratios and financial condition tests and other covenants. As of the date of this filing, we were in active discussions with PNC Bank and Wells Fargo regarding the cure or waiver of the defaults under the PNC Credit Facility and the Ex-Im Bank Facility.

Failure to obtain the cure or waiver of the defaults under the PNC Credit Facility and the Ex-Im Bank Facility could result in all indebtedness outstanding under the PNC Facility and the Ex-Im Bank Facility becoming immediately due and payable. If that should occur, we may not be able to pay all such amounts or borrow sufficient funds to refinance them. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt. In such an event, our business will be materially and adversely affected and we may be forced to sharply curtail or cease operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See discussions under “Note 6 - Line of Credit and Debt” to our Notes to Unaudited Interim Condensed Consolidated Financial Statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A – Risk Factors” and elsewhere in this quarterly report regarding defaults under the PNC Credit Facility and the Ex-Im Bank Credit Facility.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

10.1	Limited Waiver and First Amendment to First Amended and Restated Credit Agreement and Revolving Line of Credit Note between ENGlobal and Wells Fargo Bank dated April 5, 2012	8-K	10.1	4/17/2012	001-14217

10.2	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

10.3	Executive Employment Contract between the Registrant and Michael Bryant	10-Q	10.1	5/15/2012	001-14217

10.4	Limited Forbearance Agreement between the Registrant and Wells Fargo	10-Q	10.2	5/15/2012	001-14217

10.5	Revolving Credit and Security Agreement dated as of May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and PNC Bank, National Association	8-K	10.1	5/31/2012	001-14217

10.6	Revolving Credit Note dated as of May 29, 2012, executed by ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and made payable to PNC Bank, National Association	8-K	10.2	5/31/2012	001-14217

10.7	Guaranty dated as of May 29, 2012, by ENGlobal Emerging Markets, Inc. in favor of PNC Bank, National Association	8-K	10.3	5/31/2012	001-14217

10.8	Pledge Agreement dated as of May 29, 2012, by and among ENGlobal Corporation and PNC Bank, National Association	8-K	10.4	5/31/2012	001-14217

10.9	Intellectual Property Security Agreement dated May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc., and PNC Bank, National Association	8-K	10.5	5/31/2012	001-14217

10.10	Security Agreement dated May 29, 2012, by and among ENGlobal Emerging Markets, Inc. and PNC Bank, National Association	8-K	10.6	5/31/2012	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2012

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2012

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2012

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

Dated:	August 20, 2012

ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Interim Chief Financial Officer