Form 10-Q
period 2012-09-29
ENGLOBAL CORP
filed 2012-11-19
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 14, 2012.

$0.001 Par Value Common Stock	26,964,339 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 29, 2012

		Page Number

Part I. Financial Information

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 29, 2012 and September 30, 2011	3

	Unaudited Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2012 and September 30, 2011	5

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

	Signatures	32

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2012	September 30, 2011	September 29, 2012		September 30, 2011
	(amounts in thousands, except loss per share data)

Operating revenues	$57,482	$60,482	$	$ 175,805		$162,961
Operating costs	54,212	53,706		162,455		145,767
Gross profit	3,270	6,776		13,350		17,194
Selling, general and administrative expenses	6,162	6,682		19,301		18,716
Goodwill impairment	14,568	—		14,568		—
Operating income (loss)	(17,460)	94		(20,519)		(1,522)

Other income (expense):
Other income (expense), net	(98)	(8)		(100)		(68)
Interest expense, net	(643)	(303)		(1,320)		(711)
Loss from continuing operations before income taxes	(18,201)	(217)		(21,939)		(2,301)

Provision (benefit) for federal and state income taxes	412	138		5,606		(460)
Loss from continuing operations	(18,613)	(355)		(27,545)		(1,841)
Loss from discontinued operations, net of taxes	(3,717)	(918)		(4,779)		(1,263)
Net loss	(22,330)	(1,273)		$(32,324)		(3,104)
Other comprehensive income (expense)
Foreign currency translation adjustment	—	—		(1)		—
Comprehensive loss	$(22,330)	$(1,273)		$(32,325)	$	(3,104)

Loss per common share – basic and diluted:
Net loss from continuing operations	$(0.69)	$(0.01)		$(1.02)		$(0.07)
Net loss from discontinued operations	$(0.14)	$(0.04)		$(0.18)		$(0.05)
Net loss	$(0.83)	$(0.05)		$(1.20)		$(0.12)

Weighted average shares used in computing loss per common share – basic and diluted	26,964	26,620		26,882		26,585

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	September 29, 2012	December 31, 2011
	(amounts in thousands, except share amounts)
Current Assets:
Cash and cash equivalents	$634	$26
Restricted cash	6,134	2,275
Trade receivables, net of allowances of $2,299 and $1,792	46,949	44,159
Prepaid expenses and other current assets	504	846
Notes receivable	514	514
Costs and estimated earnings in excess of billings on uncompleted contracts	7,632	6,790
Assets held for sale	13,813	19,054
Federal and state income taxes receivable	389	79
Deferred tax asset	—	3,989
Total Current Assets	76,569	77,732
Property and equipment, net	3,241	3,260
Goodwill	2,805	17,373
Other intangible assets, net	2,097	2,835
Long-term trade and notes receivable, net of current portion and allowances	899	899
Deferred tax asset, non-current	—	1,206
Other assets	882	874
Total Assets	$86,493	$104,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$9,247	$8,316
Accrued compensation and benefits	13,328	10,400
Current portion of debt	29,406	16,602
Deferred rent	606	635
Billings in excess of costs and estimated earnings on uncompleted contracts	3,986	4,421
Liabilities held for sale	2,862	4,058
Other current liabilities	706	1,247
Total Current Liabilities	60,141	45,679
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 26,964,339 and 26,882,518 shares outstanding and 27,945,438 and 27,803,617 shares issued at September 29, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	38,258	38,081
Retained earnings (deficit)	(9,502)	22,822
Treasury stock - 981,099 shares at September 29, 2012 and December 31, 2011	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(69)
Total Stockholders' Equity	26,352	58,500
Total Liabilities and Stockholders' Equity	$86,493	$104,179

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 29, 2012	September 30, 2011
	(amounts in thousands)
Cash Flows from Operating Activities:
Net loss	$(32,324)	$(3,104)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,452	2,730
Share-based compensation expense	177	307
Deferred income tax expense (benefit)	6,166	(1,047)
Impairment of goodwill	16,965	—
(Gain) loss on disposal of property, plant and equipment	47	(18)
Changes in current assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(1,467)	(3,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	(704)	(1,693)
Prepaid expenses and other assets	16	482
Accounts payable	770	(210)
Accrued compensation and benefits	3,986	4,289
Billings in excess of costs and estimated earnings on uncompleted contracts	(520)	1,163
Other liabilities	(2,578)	1,876
Income taxes receivable	(264)	(425)
Net cash provided by (used in) operating activities	$(8,278)	$1,050
Cash Flows from Investing Activities:
Property and equipment acquired	(228)	(452)
Restricted cash	(3,859)	—
Proceeds from sale of other assets	170	65
Net cash used in investing activities	$(3,917)	$(387)
Cash Flows from Financing Activities:
Borrowings on line of credit	149,872	118,947
Payments on line of credit	(136,818)	(116,358)
Repayments under capital lease	—	(51)
Other long-term debt repayments	(250)	(941)
Net cash provided by financing activities	$12,804	$1,597
Effect of Exchange Rate Changes on Cash	(1)	—
Net change in cash	608	2,260
Cash and cash equivalents, at beginning of period	26	49
Cash and cash equivalents, at end of period	$634	$2,309

See accompanying notes to unaudited interim condensed consolidated financial statements.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal”, "the Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America.  The Company consolidates all of its subsidiaries' financial results, and significant inter-company accounts and transactions have been eliminated in the consolidation.

The condensed consolidated financial statements of the Company included herein are unaudited for the three and nine-month periods ended September 29, 2012 and September 30, 2011, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2011, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.  The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.  Certain reclassifications have been made to the 2011 condensed consolidated financial statements to conform the presentation to report discontinued operations. Refer to Note 3.

On January 1, 2012, we changed from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology. Under this new methodology, each quarter (formerly comprised of 3 calendar months) is comprised of 13 weeks, which includes two 4-week months and one 5-week month.  This change in accounting periods has not had a material effect on the comparability to prior periods.

NOTE 2 – LIQUIDITY

The Company has been operating under difficult circumstances in 2012.  For the nine-month period ended September 29, 2012, the Company reported a net loss of approximately $32.3 million that included a non-cash charge of approximately $16.9 million relating to a goodwill impairment (see Note 4) and a non-cash charge of approximately $6.2 million relating to a valuation allowance established in connection with the Company’s deferred tax assets (see Note 9).   During 2012,  our net borrowings under our revolving credit facilities have increased approximately $13.0 million to fund our operations.  Due to challenging market conditions, our revenues and profitability have declined during 2012.  As a result, we have failed to comply with several financial covenants under our credit facilities resulting in defaults (see Note 7).  Although we have sold assets and reduced personnel in an attempt to improve our liquidity position, we cannot assure you that we will be successful in obtaining the cure or waiver of the defaults under the respective credit facilities.   If we fail to obtain the cure or waiver of the defaults under the facilities after any forbearance period, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.   In addition, based on current conditions, it is probable that our independent registered public accounting firm will include an explanatory paragraph with respect to our ability to continue as a going concern in its report on our financial statements for the year ending December 31, 2012.

NOTE 3 - DISCONTINUED OPERATIONS

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and that it did not fit within the future strategic plan due to its operational differences.  As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. These assets and their related operations have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's re-casted consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Condensed Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively. The results of the discontinued operations are shown on the Condensed Consolidated Statements of Operations as "Loss from discontinued operations, net of taxes".

Notes to Unaudited Interim Condensed Consolidated Financial Statements

The Company has been unable to sell the Electrical Services group as planned and has decided to dispose of substantially all of the group’s remaining assets. During the third quarter of 2012, the Company completed the disposal of the group’s remaining assets concurrent with the completion of the last remaining lump sum project. During the third quarter, the Company incurred approximately $0.5 million of costs to complete the remaining lump sum project. Going forward, the Company will have no continuing involvement with these operations after the completion of the remaining lump sum project.

On September 10, 2012, the Company entered into a definitive agreement to sell its Field Solutions segment. The Field Solutions segment includes the Land and Right-of-Way and Inspection divisions, primarily serving pipeline and electric power companies. On November 2, 2012, the Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment effective October 26, 2012, and retained the Inspection division pursuant to the terms of the amended definitive agreement.  The transaction was valued at approximately $7.5 million, consisting of approximately $4.5 million in working capital at closing to the Company and a $3 million promissory note payable to the Company over four years.  The Company is continuing to pursue the sale of the Inspection division and, as such, the Inspection division will continue to be classified as held-for-sale.

The assets and liabilities of the Electrical Services and Field Solutions divisions and their related operations have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's re-cast condensed consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Condensed Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively. The results of the discontinued operations are shown on the Condensed Consolidated Statements of Operations as "Loss from discontinued operations, net of taxes".  During the third quarter, the Company incurred or accrued approximately $3.6 million of additional costs (which includes a loss on the sale of the Land and Right-of-Way division of approximately $1.1 million) related to the sale of these divisions.  Summarized financial information for the discontinued operations is shown below:

	For the Three Months Ended		For the Nine Months Ended
Statement of Operations Data:	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
	(amounts in thousands)

Revenues	$14,559	$21,598	$52,442	$75,981
Operating costs	14,227	21,382	49,586	72,995
Operating income (loss)	332	216	2,856	2,986
SG&A	1,650	1,712	3,676	4,888
Goodwill impairment	2,397	—	2,397	—
Other income (expense)	(2)	1	(5)	2
Total income (loss) before taxes	(3,717)	(1,495)	(3,222)	(1,900)
Tax expense (benefit)	—	(577)	1,557	(637)
Net loss	$(3,717)	$(918)	$(4,779)	$(1,263)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Balance Sheet Data:	September 29, 2012	December 31, 2011
	(amounts in thousands)
Assets:
Trade receivables	$10,929	$12,252
Cost and estimated earnings in excess of billings on uncompleted contracts	—	138
Deferred tax asset	—	995
Property and equipment, net	111	372
Goodwill and other assets	2,773	5,297
Total assets held for sale	$13,813	$19,054
Liabilities:
Accounts payable	$316	477
Accrued compensation and benefits	1,818	760
Deferred rent	45	53
Billings in excess of costs and estimated earnings on uncompleted contracts	73	158
Other current liabilities	610	2,610
Total liabilities held for sale	$2,862	$4,058

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 4 – GOODWILL

Goodwill has an indefinite useful life.  Goodwill is not amortized but, instead, tested at least annually for impairment.  Because of deteriorating market conditions, our declining financial performance and the decision to sell several of our assets, we made a decision to perform an interim assessment of the carrying value of our goodwill as of September 29, 2012. We reviewed a number of factors on a segment by segment basis, including market conditions, projected cash flows, cost of capital, growth rates and other factors which could significantly impact the reported value of our goodwill.  As a result of this review, we recorded a goodwill impairment of approximately $16.9 million as of September 29, 2012.  Of this amount, approximately $14.6 million related to continuing operations and approximately $2.4 million relating to discontinued operations.  Summarized financial information for goodwill is shown below:

Description of Segment	Balance at December 31, 2011	Impairments	Balance at September 29, 2012
	(amounts in thousands)
Engineering and Construction	$15,288	$(14,568)	$720
Automation	2,085	—	2,085
Field Solutions*	5,241	(2,397)	2,844
Total	$22,614	$(16,965)	$5,649

* Amounts are included in Assets held for sale and Loss from discontinued operations, net of taxes

NOTE 5 – STOCK COMPENSATION PLANS

In April 2012, the Compensation Committee of the Board of Directors approved an increase of 500,000 shares under our 2009 Equity Incentive Plan (the “Equity Plan”), which was subsequently approved by our shareholders. As of November 14, 2012, 502,335 shares of restricted stock have been granted under the Equity Plan, of which 133,115 remain subject to outstanding awards.  Unvested restricted stock awards and restricted stock units are included in diluted earnings per share until the shares have been vested.  The vested shares are then included in basic earnings per share.

Total share-based compensation expense of approximately $18,000 and $109,000 was recognized during the three-months ended September 29, 2012 and September 30, 2011, respectively. Total share-based compensation expense in the amount of $177,000 and $307,000 was recognized during the nine months ended September 29, 2012 and September 30, 2011, respectively. Share-based compensation expense is reported in selling, general and administrative expense.

Restricted Stock Awards

Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service.  These awards vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company.  Restricted stock awards granted to employees vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date.  During 2012, the Company granted restricted stock awards per the following table:

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value	Grants Forfeited
June 14, 2012	Employee	1	50,336	$1.49	$75,000	—
June 14, 2012	Director	3	100,671	$1.49	$150,000	—

The amount of compensation expense related to all restricted stock awards that had not been recognized at September 29, 2012, totaled $173,000.  This compensation expense is expected to be recognized over a weighted-average period of approximately 17 months.

Notes to Unaudited Interim Condensed Consolidated Financial Statements
NOTE 6 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 29, 2012 and December 31, 2011:

Description	September 29, 2012	December 31, 2011
	(amounts in thousands)
Costs incurred on uncompleted contracts	$59,177	$43,455
Estimated earnings on uncompleted contracts	8,982	5,591
Earned revenues	68,159	49,046
Less: billings to date	64,513	46,677
Net costs and estimated earnings in excess of billings on uncompleted contracts	$3,646	$2,369
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,632	$6,790
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,986)	(4,421)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$3,646	$2,369

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

The Company recognizes service revenue as soon as the services are performed.  For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we defer revenue recognition until we receive either a written authorization or a payment.  The current amount of revenue deferred for these reasons is approximately $0.1 million as of September 29, 2012, compared to $0.3 million as of December 31, 2011.  We expect a majority of the deferred revenue amount to be realized by year end 2012.

NOTE 7 – LINE OF CREDIT AND DEBT

The carrying value of debt is composed of the following:

Description:	September 29, 2012	December 31, 2011
Secured debt:	(amounts in thousands)
Wells Fargo Credit Facility	$—	$16,352
PNC Credit Facility	29,406	—
Subordinated and unsecured debt:
Control Dynamics International, L.P.	—	250
Total debt	$29,406	$16,602

The rates applicable to the PNC Credit Facility line of credit and the Wells Fargo Credit Facility line of credit outstanding at September 29, 2012 and December 31, 2011 were 7.0% and 4.125%, respectively.  Effective June 20, 2012, upon defaulting on the PNC Credit Facility, the interest rate increased from 5.0% to 7.0% (the default interest rate is 2.0% higher than the applicable facility rate).  For the three-month periods ended September 29, 2012 and 2011, the Company recognized interest expense of $0.6 million and $0.3 million, respectively.  For the nine-month periods ended September 29, 2012 and 2011, the Company recognized interest expense of $1.3 million and $0.7 million, respectively.

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

Notes to Unaudited Interim Condensed Consolidated Financial Statements

  PNC Credit Facility

On May 29, 2012, the Company entered into the PNC Credit Facility with PNC Bank, National Association, as administrative agent (the "Agent") for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). Capitalized terms used but not otherwise defined herein shall have the meaning given to them in the loan agreement.  Set forth below are certain of the material terms of the loan agreement:

Revolving Advances: Each Lender, severally and not jointly, will make revolving advances to the Company in aggregate amounts outstanding at any time equal to such Lender's Commitment Percentage of the lesser of (a) $35.0 million less the maximum undrawn amount on all outstanding letters of credit, or (b) an amount equal to the sum of: (i) up to 85% of Eligible Receivables, plus (ii) up to the lesser of (x) up to 85% of Eligible Extended Term Receivables or (y) $3.0 million, plus (iii) up to the lesser of (x) up to 85% of Eligible Government Receivables or (y) $800,000, plus (iv) up to the lesser of (x) 75% of Eligible Unbilled Receivables or (y) $8.5 million; provided, however, that no more than $800,000 of the amount resulting from the calculation of this part (iv) may be attributable to Eligible Unbilled Receivables owed by Government Customers, plus (v) up to the lesser of (x) up to 50% of Eligible Costs in Excess of Billings or (y) $4.0 million, minus (vi) the Maximum Undrawn Amount of all outstanding letters of credit, minus (vii) such reserves as Agent may deem proper and necessary in the exercise of its discretion. Certain of the percentages and dollar amounts discussed above may be increased or decreased by Agent at any time, so long as such increase or decrease is done is reasonable and done in good faith.

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

Collateral: All obligations of the Company under the loan agreement are secured by a first priority perfected lien against any and all personal property assets of the Company (other than certain excluded property, including certain accounts receivable related to the Caspian Pipeline Consortium pledged under the Ex-Im Transaction Specific Credit Agreement dated as of July 13, 2011 between ENGlobal US and Wells Fargo Bank, National Association).

Term: All Loans and all other obligations outstanding under the loan agreement shall be payable in full on May 29, 2015, unless otherwise terminated pursuant to the terms of the loan agreement.

Covenants: The loan agreement requires the Company to comply with various financial, affirmative and negative covenants affecting their businesses and operations, including:

•
Maintain as of the last day of each applicable period a Tangible Net Worth at least equal to the amount set forth for such period: (a) for each of the fiscal quarters ending June 30, 2012, September 29, 2012 and December 31, 2012, a minimum Tangible Net Worth of 90% of the Tangible Net Worth of the Company on a consolidated basis on the Closing Date, and (b) for the fiscal quarter ending March 31, 2013, and as of the last day of each fiscal quarter thereafter, a minimum Tangible Net Worth equal to that required on December 31 of the immediately preceding fiscal year plus (i) 75% of the Company’s after tax net income for such year if such after tax net income is greater than $0, or (ii) $0, if the Company’s after tax net income for such year is less than or equal to $0.

•
Maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, measured as of (a) June 30, 2012, for the fiscal quarter then most recently ended, (b) September 29, 2012, for the two fiscal quarter period then most recently ended, (c) December 31, 2012, for the three fiscal quarter then most recently ended, (d) March 31, 2013 and as of the last day of each fiscal quarter thereafter, for the four fiscal quarter period then most recently ended.

•	Maintain at all times Average Excess Availability of not less than $3.5 million measured monthly as of the last day of the month.
•
Not permit the aggregate amount of all costs and expenses incurred in connection with the Company's performance of its Caspian project obligations to exceed the aggregate amount of cash receipts attributable to the Caspian Contracts by more than the following amounts: (a) for the month ending June 30, 2012, $6.5 million, (b) for the month ending September 29, 2012, $1.0 million, and (c) for the month ending December 31, 2012, $0.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

•	The Company will not be party to mergers, acquisitions, consolidations, reorganizations or similar transactions.
•	The Company will not sell, lease, transfer or otherwise dispose of any of their properties or assets (subject to certain exceptions set forth in the Loan Agreement).
•
The Company will not contract for, purchase or make any expenditure or commitment for capital expenditures in the fiscal year ending December 31, 2012 and in any fiscal year thereafter, in an aggregate amount in excess of $3.5 million.

•
The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or use any funds, property or assets to repurchase or otherwise retire any common or preferred stock.

Compliance with Covenants and Fulfillment of Conditions: As of September 29, 2012, the Company was not in compliance with the covenants described below:

•
The Company did not provide a foreign good standing certificate for ENGlobal US issued by the Secretary of State or other appropriate official of the State Illinois within 14 days of the closing of the PNC Credit Facility.  The Company filed the amended and restated franchise tax filings with the Illinois Secretary of State on July 20, 2012. Since that time, the Company has received and responded to additional information requests from the Illinois Secretary of State.  As of the date of this filing, the Company was continuing to work with the Illinois Secretary of State to obtain the foreign good standing certificate.

•	The Company did not maintain Tangible Net Worth, as of September 29, 2012, of at least 90% of the Borrowers' Tangible Net Worth as of the closing date of the PNC Credit Facility.
•	The Company did not maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 measured as of September 29, 2012, for the two fiscal quarter periods then most recently ended.
•	The Company did not maintain Average Excess Availability of not less than $3.5 million for the fiscal monthly period ended August 25, 2012.

On September 27, 2012, the Company entered into the First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement (the "Forbearance Agreement"), with the Lenders regarding the PNC Credit Facility.  Under the terms of the Forbearance Agreement, the Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility, with respect to events of default, including those discussed in Note 7. The "Forbearance Period" commenced on the Effective Date and ended on October 31, 2012.  On October 30, 2012, the Forbearance Period was extended to November 15, 2012.  On November 14, 2012, the Forbearance Period was extended to November 30, 2012 (or earlier should any forebearance default occur).

In addition, under the terms of the Forbearance Agreement, the Company retained, for the duration of the Forbearance Period, a turnaround consultant to provide a turnaround or exit plan, in form and substance satisfactory to the Agent, and services as are reasonably necessary to facilitate the Company's ability to operate in compliance with the terms of the loan agreement.

In addition, under the terms of the Forbearance Agreement, during the Forbearance Period and subject to the other conditions set forth in the loan agreement and the Forbearance Amendment, Lenders may, in their sole and absolute discretion, make revolving advances to the Company in such portions and at the times set forth in the loan agreement, which advances will bear interest at the default rate of interest (currently 7%).

As of the result of covenant violations, including those described above, the Company is currently in default under the terms of the PNC Credit Facility.  As of the date of this filing, the Agent has not taken any action with respect to the Company's defaults and the Company was actively discussing with the Agent the terms under which such defaults may be cured or waived.  Although the Company is in active discussions with the Agent, if the Company is not successful in obtaining the cure or waiver of such defaults, at the end of the Forbearance Period, the Agent may exercise any and all  rights and remedies available to it, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.

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

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Covenants: The Ex-Im Bank Facility requires the Company to comply with various, financial, affirmative and negative covenants affecting its businesses and operations, including:

•	The Company will not be a party to mergers, acquisitions, consolidations, reorganizations or similar transactions.
•	The Company will not contract for, purchase or make any expenditure or commitment for capital expenditures in any fiscal year, in an aggregate amount in excess of $3.5 million.
•
The Company will not incur any indebtedness except for (a) ENGlobal's liabilities under the PNC Credit Facility, and (b) any other liabilities of ENGlobal not to exceed $1 million in indebtedness in any 12 month period for the unsecured financing of insurance premiums.

•
The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or use any funds, property or assets to repurchase or otherwise retire any common or preferred stock.

•	The Company will maintain as of the last day of each applicable period a Tangible Net Worth ratio not greater than 2.25 to 1.0.
•	The Company will maintain a Fixed Charge Coverage Ratio of not less than 1.75 to 1.00, measured as of each fiscal quarter end commencing September 30, 2011, determined on a rolling 4-quarter basis.

Compliance with Covenants: As of September 29, 2012, the Company was not in compliance with the covenants described below:

•	The Company did not maintain a Tangible Net Worth ratio greater than 2.25 to 1.0.
•	The Company did not maintain a Fixed Charge Coverage Ratio of not less than 1.75 to 1.00 measured for the rolling four quarter period ended September 29, 2012.

As of the result of covenant violations, including those described above, the Company is currently in default under the terms of the Ex-Im Bank Facility.  As of the date of this filing, Wells Fargo had not taken any action with respect to the Company's defaults and the Company was actively discussing with Wells Fargo the terms under which such defaults may be cured or waived.  Although the Company is in active discussions with Wells Fargo, if the Company is not successful in obtaining the cure or waiver of such defaults, Wells Fargo may exercise any and all rights and remedies available to it, up to and including terminating the Ex-Im Bank Facility. In such event and if we are unable to obtain an alternative facility, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.

NOTE 8 – SEGMENT INFORMATION

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

Identifiable assets, revenue, gross profit and operating income for each segment are set forth in the following table. The amount identified as corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, health, safety, and environmental, human resources and information technology that are not specifically identifiable with the segments. The Corporate function supports all business segments and therefore cannot be specifically assigned to any specific segment. A significant portion of corporate costs are allocated to each segment based on each segment's revenue.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Total Assets by Segment	As of September 29, 2012	As of December 31, 2011
	(amounts in thousands)
Engineering and Construction	$37,033	$52,108
Automation	28,009	24,080
Field Solutions*	13,103	15,297
Electrical Services*	710	3,757
Corporate	7,638	8,937
Total	$86,493	$104,179

* All of these assets are included in assets held for sale from discontinued operations as of September 29, 2012 and December 31, 2011.

Statement of Operations Data:	Engineering and Construction	Automation	Corporate	Consolidated
	(amounts in thousands)
Three months ended September 29, 2012
Revenue	$40,779	$16,703	$—	$57,482
Gross profit (loss)	2,638	2,734	(2,102)	3,270
SG&A	2,055	1,096	3,011	6,162
Goodwill impairment	14,568	—	—	14,568
Operating income (loss)	(13,985)	1,638	(5,113)	(17,460)
Other expense				(98)
Interest expense, net				(643)
Tax expense				(412)
Discontinued operations - net of taxes				(3,717)
Net loss				(22,330)
Three months ended September 30, 2011
Revenue	$46,695	$13,787	$—	$60,482
Gross profit	4,659	2,117	—	6,776
SG&A	2,009	1,148	3,525	6,682
Operating income (loss)	2,650	969	(3,525)	94
Other expense				(8)
Interest expense, net				(303)
Tax expense				(138)
Discontinued operations - net of taxes				(918)
Net loss				$(1,273)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Statement of Operations Data:	Engineering and Construction	Automation	Corporate	Consolidated
		(amounts in thousands)
Nine months ended September 29, 2012
Revenue	$131,161	$44,644	$—	$175,805
Gross profit (loss)	9,874	5,578	(2,102)	13,350
SG&A	6,684	3,186	9,431	19,301
Goodwill impairment	14,568	—	—	14,568
Operating income (loss)	(11,378)	2,392	(11,533)	(20,519)
Other expense				(100)
Interest expense, net				(1,320)
Tax expense				(5,606)
Discontinued operations - net of taxes				(4,779)
Net loss				$(32,324)

Nine months ended September 30, 2011
Revenue before eliminations	$128,240	$34,949	$—	$163,189
Inter-segment eliminations	(1)	(227)	—	(228)
Revenue	128,239	34,722	—	162,961
Gross profit	12,240	4,954	—	17,194
SG&A	5,702	3,083	9,931	18,716
Operating income (loss)	6,538	1,871	(9,931)	(1,522)
Other expense				(68)
Interest expense, net				(711)
Tax benefit				460
Discontinued operations - net of taxes				(1,263)
Net loss				$(3,104)

NOTE 9 – FEDERAL AND STATE INCOME TAXES

As a result of the valuation allowance recorded against our deferred tax assets as of September 29, 2012, the effective income tax rates for the three and nine month periods ended September 29, 2012 were not meaningful. The effective income tax rates for the three and nine month periods ended September 30, 2011 were 25.6% and 26.1%, respectively.

ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. During the quarter, based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of September 29, 2012. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $10.4 million has been provided against deferred tax assets as of September 29, 2012.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 10 – INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing net income (loss) from operations attributable to common stock by the weighted average number of common shares outstanding during each period. Income (loss) per share is calculated for both continuing and discontinued operations.  Diluted income (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and restricted stock. Diluted net income (loss) per share is the same as basic net income (loss) per share for all periods presented because potential common stock equivalents were anti-dilutive. The Company excluded potentially issuable shares of 593,000 from the computation of diluted income (loss) per share, as the effect of including the shares would have been anti-dilutive for the three month period ended September 30, 2011, and the nine month period ended September 30, 2011.  There were no potentially issuable shares in 2012.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000. On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  Of that amount, $845,529 is still being held by the court pending the outcome of continuing litigation regarding the claims of one subcontractor. We estimate the court will render a final decision regarding this matter in the fourth quarter of 2012.

In June 2012, a Contractor filed an action in the United States District Court for Tulsa County, Oklahoma against ENGlobal Construction Resources, Inc dba. ENGlobal Inspection Services.  The Contractor alleges that ENGlobal Inspection failed to properly inspect and verify that the nondestructive testing of girth welds on portions of the pipeline system was completed in accordance with state and federal regulations and contract specifications.  The Contractor further alleges that ENGlobal Engineering failed to properly manage the work of ENGlobal Inspection to ensure that the work was properly performed, causing the Contractor to incur in excess of $2,500,000 in damages.  ENGlobal maintains that the Contractor managed and failed to properly staff the project.  The work at issue was not under ENGlobal’s scope of work and ENGlobal was not authorized by the Contractor to perform such work.  The case is still in discovery.  At this time, we express no opinion with respect to the likelihood of an unfavorable outcome, because we have not formed a judgment that an unfavorable outcome is either probable or remote and we express no opinion with respect to an estimate of the amount or range of potential loss if the outcome should be unfavorable. We are still gathering facts on our exposure, discussing coverage with our carriers and have accrued a $600,000 liability associated with this claim.  Because this liability was incurred in the Field Solutions segment, it is included in Liabilities held for sale on the Condensed Consolidated Balance Sheets and Income (Loss) from Discontinued Operations on the Condensed Consolidated Statement of Operations.

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

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, director's and officer's liability insurance and a general umbrella policy.  The Company is not aware of any claims in excess of insurance recoveries.  ENGlobal is partially self-funded for health insurance claims.  Provisions for expected future payments are accrued based on the Company's experience.  Specific stop loss levels provide protection for the Company with $200,000 per occurrence.  The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.6 million as of September 29, 2012 and $1.2 million as of December 31, 2011.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

Notice of Delisting

On October 3, 2012, the Company received written notice from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Global Select Market. The Company has a grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period.  If the Company is not in compliance by April 1, 2013, the Company may be afforded a second 180 calendar day grace period if it transfers the listing of its common stock to The NASDAQ Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify NASDAQ of its intent to cure the minimum bid price deficiency by effecting a reverse stock split if necessary.

The Company intends to consider available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding the Company’s response has been made at this time. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

Extension of the Forbearance Agreement

On September 27, 2012, the Company entered into the First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement (the "Forbearance Agreement"), with the Lenders regarding the PNC Credit Facility.  Under the terms of the Forbearance Agreement, the Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility, with respect to events of default, including those discussed in Note 7. The "Forbearance Period" commenced on the Effective Date and ended on October 31, 2012.  On October 30, 2012, the Forbearance Period was extended to November 15, 2012.  On November 14, 2012, the Forbearance Period was extended to November 30, 2012 (or earlier should any forebearance default occur).

Closing of Sale of the Land and Right of Way Division of the Field Solutions Segment

On November 2, 2012, the Company completed the divestiture of its Land and Right-of-Way division of the Field Solutions segment (effective October 26, 2012). Pursuant to the final agreement, the Company will retain approximately $4.5 million of this division's working capital at the time of closing, in addition to receiving a $3.0 million promissory note payable over four years. Subject to the terms of the final agreement, the purchase price was adjusted based on the net working capital of the division at the time of closing. ENGlobal intends to use the net proceeds from this transaction to reduce outstanding debt.  This transaction will result in a loss on sale of these assets of approximately $1.1 million.

As previously reported, the original agreement provided for the sale of substantially all of the assets of both divisions of its Field Solutions segment, the Land and Right-of-Way, and Inspection. However, the Inspection division was not sold as part of the final transaction, and ENGlobal will retain the Tulsa-based business for the foreseeable future, while actively pursuing its sale and reporting its financial position and results of operations as discontinued operations. The Company expects no changes to the personnel of its Inspection operation as a result of this transaction.

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

Business Overview

For the three and nine-month periods ended September 29, 2012, the Company reported  net losses of approximately $22.3 million and $32.3 million, respectively. Included in the third quarter results were non-cash charges totaling approximately $17.5 million relating to an impairment of goodwill, a litigation accrual and a write-down of the assets of the Field Solutions segment currently classified as held-for-sale.

Accounting standards require companies to evaluate the carrying value of goodwill when there are events or changes in circumstance that indicate a possible impairment.  As a result of the Company’s continuing losses and its recent decision to sell its Field Solutions segment, the Company concluded that it was appropriate to evaluate the carrying value of its goodwill.  As a result of this evaluation, the Company recognized a non-cash goodwill impairment charge of approximately $16.9 million.  Of this amount, approximately $14.6 million related to the Engineering and Construction segment and is included in continuing operations and approximately $2.4 million (of which approximately $1.1 million represented the write-down of the assets of the Land and Right-of-Way division of the Field Solutions segment the sale of which closed on November 2, 2012) related to the Field Solutions segment and is included in discontinued operations.

In June 2012, a contractor filed an action against the Company.  The contractor alleges that the Company, through the Inspection division of the Field Solutions segment, failed to properly inspect and verify welds on portions of a pipeline system were completed in accordance with state and federal regulations and contract specifications.  We are still gathering facts on our exposure, discussing coverage with our carriers and have accrued a $0.6 million liability that is included in discontinued operations.

During the quarter, the Company finished a very difficult project in its Electrical division, which is included in Discontinued Operations. This is the last remaining project in this division and one where the Company underestimated the strict working environment of the project which significantly increased the labor required on the project, the quality of the available labor pool which also increased the labor required on the project and scope of the project. As a result, the Company recorded significant losses from this project. The Company recorded a reserve on this project of $0.5 million during this quarter.

During the quarter, the Company completed a large, fixed price project for one of its customers. During the project, the scope of the project changed significantly resulting in significant increases in the costs. These increases were not passed on to the customer in a timely manner resulting in disputed costs. While the Company is in continuing discussion with its customer and believes it has sufficient grounds to prevail, it has recorded a loss on this project during the quarter of approximately $0.6 million.

The results for the nine-month period ended September 29, 2012 include the impact of the items discussed above and a non-cash charge of approximately $6.2 million relating to a valuation allowance established in connection with the Company’s deferred tax assets during the second quarter of 2012.

In the first quarter of 2012, we were notified by Wells Fargo Bank that they were no longer willing to support the Company with its credit facility.  In response, we began looking for a replacement credit facility to meet our working capital needs, while curtailing unnecessary expenditures.  As a result of the uncertainty created by the credit facility transition, we spent valuable time reassuring our customers, vendors and stakeholders. Unfortunately, the internal focus, while necessary, was also counterproductive to our business development. As a result, our sales throughout the second and third quarters have been weaker than expected.

In May 2012, we closed on a new three-year secured revolving credit facility with PNC Bank, N.A.  The PNC Credit Facility allows the Company to borrow up to $35 million pursuant to a borrowing base formula based primarily on the Company's eligible accounts receivable.  The PNC Credit Facility was used to repay the outstanding indebtedness under the former credit facility with Wells Fargo Bank and to provide ongoing working capital.  ENGlobal's existing letter of credit facility with Export-Import Bank of the United States remains in place to support the Company's Caspian Pipeline Consortium (CPC) project.  We have failed to comply with all of the covenants of these facilities and are presently in default with respect to both facilities.

On September 27, 2012, the Company entered into the First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement, with the Lenders regarding the PNC Credit Facility.  Under the terms of the Forbearance Agreement, the Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility, with respect to events of default, including those discussed in Note 7. The Forbearance Period commenced on the Effective Date and ended on October 31, 2012.  On October 30, 2012, the Forbearance Period was extended to November 15, 2012.  On November 14, 2012, the Forbearance Period was extended to November 30, 2012 (or earlier should any forebearance default occur).  After that date, PNC Bank may exercise any and all rights and remedies available to it, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.

On October 11, 2012, we announced that our Board of Directors had initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value and supporting the Company's long-term financial strength.  The Board of Directors retained Simmons & Company International as its financial advisor during this process. We continue to take actions to streamline our operations, including the divestiture of our Field Solutions segment, the implementation of expense reduction initiatives, and the retention of a management consultant to perform advisory services.  We have not made any decision to engage in any specific strategic alternative at this time, and the exploration of strategic alternatives may not result in any specific action or transaction. ENGlobal does not intend to provide updates or make any further comment regarding its exploration and evaluation of strategic alternatives unless and until the Board of Directors has approved a definitive course of action.

Financial Overview of Continuing Operations

The following financial information sets forth a general overview of our financial condition and results of operations for the three and nine months ended September 29, 2012, compared to the corresponding periods in 2011.

Selected Results of Operations	During the three months ended September 29, 2012		During the nine months ended September 30, 2012
Revenues	Decreased	5.0%	Increased	7.9%
Gross profit	Decreased	51.7%	Decreased	22.4%
Selling, general and administrative expense	Decreased	7.8%	Increased	3.1%

	As of	As of	As of
	September 29,	December 31,	September 30,
Selected Balance Sheet Comparisons	2012	2011	2011
	(amounts in thousands)
Working capital	$16,428	$32,053	$35,175
Total assets*	$86,493	$104,179	$116,283
Accounts receivable (net)	$46,949	$44,159	$46,231
Stockholders' equity	$26,352	$58,500	$62,305

*Includes $13.8 million, $19.1 million, and $22.2 million of assets held for sale from discontinued operations at September 29, 2012, December 31, 2011, and September 30, 2011, respectively.

The Company recognizes service revenue as soon as the services are performed.  For clients that we consider higher risk, such as developer clients, clients with a late payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or payment.  The current amount of revenue deferred for these reasons is approximately $0.1 million. We expect a majority of the deferred revenue amount to be realized by year end.

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

Improving our margins on our existing work is an important area of focus.  During the recent period of industry-wide decline in demand for the types of services we provide, we reduced our rates significantly, as was required to obtain and retain business.  Although the level of demand has increased, pricing in certain geographical markets is still extremely competitive and we have not yet been able to increase our margins to prior levels.  We have recently engaged a management consultant to assist us in improving our profit margins.

Early on, the CPC project was hampered by administrative issues related to two major design revisions, which ultimately delayed our portion of the project by several months.  In addition, the client’s slow responsiveness on document approvals also contributed to the delay.  Over the course of the year, we have worked diligently to understand the client's processes in order to reduce the lag time between the time documents are submitted for and ultimately receive approval.  We have been focusing on improving our cash flow position on this project by expediting our client's approval of our work which is a precondition to invoicing for milestones.  As a result of these efforts, the project was essentially cash flow neutral as of September 29, 2012.  Despite these issues, we believe we have a solid working relationship with the client and we still anticipate completing the project and recognizing approximately $86 million in revenue over the life of the project. We continue to manage our overall billing and client collection processes toward reducing days of sales outstanding to the extent practicable.

In the course of providing our services, we routinely provide engineering, materials and equipment and may provide construction services on a subcontractor basis.  Generally, the materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with fees, which in total are at margins lower than those of our normal core business.  In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue.  The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, selling, general and administrative expense and operating income as a percent of revenue may not be indicative of the Company's core business trends.

Selling, general and administrative expense in the segments includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific contracts, but directly related to the support of a segment's operations.  All other selling, general and administrative expense is comprised primarily of business development costs, as well as costs related to the executive, investor relations/governance, finance, corporate accounting, health, safety, and environmental, human resources, legal and information technology departments and other costs generally unrelated to specific projects but which are incurred to support corporate activities and initiatives.  We have recently reviewed these expense items and have made some reductions in personnel and departmental expenses.  We will continue to review these expenses and seek further reductions where appropriate.

Discontinued Operations

In 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and that it did not fit within the future strategic plan.  As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group.  In addition, on September 10, 2012, we announced an agreement to sell our Field Solutions segment (see Note 3 – “Discontinued Operations”).  These assets, liabilities and their related operations have been classified as discontinued operations in the Company's consolidated financial statements.

On November 2, 2012, the Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment effective October 26, 2012, and retained the Inspection division pursuant to the terms of the amended agreement.  The transaction was valued at approximately $7.5 million, consisting of approximately $4.5 million in working capital at closing to the Company and a $3 million promissory note payable to the Company over four years.

Results of Continuing Operations– Three Months ended September 29, 2012 versus September 30, 2011

Results of operations for the three months ended September 29, 2012 and September 30, 2011 are summarized below:

For the three months ended September 29, 2012	Engineering and Construction	Automation	Corporate	Consolidated
	(amounts in thousands)
Revenue	$40,779	$16,703	$—	$57,482	100%
Gross profit (loss)	2,638	2,734	(2,102)	3,270	5.7%
SG&A	2,055	1,096	3,011	6,162	10.7%
Goodwill impairment	14,568	—	—	14,568	25.3%
Operating income (loss)	(13,985)	1,638	(5,113)	(17,460)	(30.3)%
Other income (expense)				(98)	(0.2.)%
Interest expense, net				(643)	(1.1)%
Tax benefit (expense)				(412)	(0.7)%
Net loss from continuing operations				$(18,613)	(32.3)%
Diluted loss per share from continuing operations				$(0.69)

For the three months ended September 30, 2011

Revenue	$46,695	$13,787	$—	$60,482	100%
Gross profit	4,659	2,117	—	6,776	11.2%
SG&A	2,009	1,148	3,525	6,682	11.0%
Goodwill impairment	—	—		—	0.0%
Operating income (loss)	2,650	969	(3,525)	94	0.2%
Other income (expense)				(8)	(0.0)%
Interest expense, net				(303)	(0.5)%
Tax benefit (expense)				(138)	(0.2)%
Net loss from continuing operations				$(355)	(0.5)%
Diluted loss per share from continuing operations				$(0.01)
Increase (Decrease) in Operating Results
Revenue before eliminations	$(5,916)	$2,916	$—	$(3,000)	(5.0%)
Gross profit (loss)	(2,021)	617	(2,102)	(3,506)	(5.8)%
SG&A	46	(52)	(514)	(520)	(0.9)%
Goodwill impairment	14,568	—	—	14,568	24.1%
Operating income (loss)	(16,635)	669	(1,588)	(17,554)	(29.0)%
Other income (expense)				(90)	(0.1)%
Interest expense, net				(340)	(0.6)%
Tax benefit (expense)				(274)	(0.5)%
Net loss from continuing operations				$(18,258)	(30.2)%
Diluted loss per share from continuing operations				$(0.68)

The increases and decreases in operating results comparing the three months ended September 29, 2012 to September 30, 2011 are discussed below:

Revenue:

Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers.  Revenue for the three months ended September 29, 2012, as compared to the same period in 2011 decreased approximately $3.0 million.  The Automation segment experienced increased revenue, while the Engineering and Construction (“E&C”) segment experienced decreased revenue. The E&C segment decrease is due to a decrease in the in-office revenues for the Gulf Coast Region in the third quarter of 2012. The Automation segment experienced an increase in revenue in both the Fab and Non-Fab divisions.

Gross Profit (Loss):

Gross profit for the three months ended September 29, 2012, as compared to the comparable 2011 period, decreased by approximately $3.5 million, or 5.8%.  As a percentage of revenue, gross profit decreased from 11.2% to 5.7% for the three months ended September 29, 2012, as compared to the same period in 2011.

Our gross profit and gross profit margin decreased primarily due to increased direct and variable costs in our E&C Segment, resulting in lower profit margins.  We continue to be affected by intense competition and pricing pressures.

Selling, General, and Administrative ("SG&A"):

SG&A expense declined $0.5 million for the three months ended September 29, 2012, as compared to the same period for 2011.  As a percentage of revenue, SG&A expense decreased to 10.7% for the three months ended September 29, 2012, from 11.0% for the comparable prior year period.  During September 2012, we continued reducing overhead and staff levels in response to reduced activity levels. These staff reductions resulted in severance costs of approximately $0.1 million during the quarter.  The declines were the result of reductions in personnel during 2012.

Goodwill Impairment:

A goodwill impairment of $14.6 million was recorded for the three months ended September 29, 2012, due to a determination of erosion in the carrying value associated with the E&C segment.  No impairment was recorded for the three months ended September 30, 2011.

Interest Expense, net:

Interest expense increased for the three months ended September 29, 2012, as compared to the same period for 2011, due to higher interest rates and higher levels of borrowing under our former Wells Fargo Credit Facility and current PNC Credit Facility.

Tax Expense:

ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. During the current quarter, based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of September 29, 2012. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $10.4 million has been provided against deferred tax assets as of September 29, 2012.

Discontinued Operations – Three Months ended September 29, 2012 versus September 30, 2011

The net loss from discontinued operations increased from $0.9 million for the three months ended September 30, 2011 to $3.7 million for the three months ended September 29, 2012.  This increase was due primarily to the impairment of goodwill of $2.4 million and a $0.6 million reserve established related to ongoing litigation, partially offset by decreased losses from the Electrical Services segment of $0.2 million.  Losses decreased as the Electrical Services segment was wound down throughout 2012.  Its operations were significant in 2011 as the Company did not make the decision to discontinue these operations until the end of the third quarter of 2011.

Results of Operations – Nine Months ended September 29, 2012 versus September 30, 2011

Results of operations for the nine months ended September 29, 2012 and 2011 are summarized below:

For the nine months ended September 29, 2012	Engineering and Construction	Automation	Corporate	Consolidated
	(amounts in thousands)
Revenue before eliminations	$131,161	$44,644	$—		$175,805	100.0%
Gross profit (loss)	9,874	5,578	(2,102)		13,350	7.6%
SG&A	6,684	3,186	9,431		19,301	11. 0%
Goodwill impairment	14,568	—	—		14,568	8.3%
Operating income (loss)	(11,378)	2,392	(11,533)		(20,519)	(11.7)%
Other income (expense)					(100)	(0. 1)%
Interest expense, net					(1,320)	(0.8)%
Tax benefit (expense)					(5,606)	(3.1)%
Net loss from continuing operations				$	(27,545)	(15.7)%
Diluted loss per share from continuing operations					$(1.02)

For the nine months ended September 30, 2011

Revenue before eliminations	$128,240	$34,949	$—		$163,189
Inter-segment eliminations	(1)	(227)	—		(228)
Revenue	128,239	34,722	—		162,961	100.0%
Gross profit (loss)	12,240	4,954	—		17,194	10.6%
SG&A	5,702	3,083	9,931		18,716	11.5%
Goodwill impairment	—	—	—		—	0.0%
Operating income (loss)	6,538	1,871	(9,931)		(1,522)	(0.9)%
Other income (expense)					(68)	(0.1)%
Interest expense, net					(711)	(0.4)%
Tax benefit (expense)					460	0.3%
Net loss from continuing operations					$(1,841)	(1.1)%
Diluted loss per share from continuing operations					$(0.07)

Increase (Decrease) in Operating Results
Revenue before eliminations	$2,921	$9,695	$—		$12,616
Inter-segment eliminations	1	227	—		228
Revenue	2,922	9,922	—		12,844	7.9%
Gross profit (loss)	(2,366)	624	(2,102)		(3,844)	(29.9)%
SG&A	982	103	(500)		585	4.6%
Goodwill impairment	14,568	—	—		14,568	113.4%
Operating loss	(17,916)	521	(1,602)		(18,997)	(147.9)%
Other income (expense)					(32)	(0.2)%
Interest expense, net					(609)	(4. 7)%
Tax benefit (expense)					(6,066)	(47. 3)%
Net loss from continuing operations				$	(25,704)	(200.1)%
Diluted loss per share from continuing operations					$(0.95)

The increases and decreases in operating results comparing the nine months ended September 29, 2012 to September 30, 2011 are discussed below:

Revenue:

Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers.  Revenue for the nine months ended September 29, 2012, as compared to the same period in 2011 increased approximately $12.8 million.  The E&C and Automation segments both experienced increased revenues. The E&C segment was awarded and performed projects for several major global energy companies.  The Automation segment experienced an increase in revenue in both the Fab and Non-Fab divisions.

Gross Profit (Loss):

Gross profit for the nine months ended September 29, 2012, as compared to the comparable 2011 period, decreased by approximately $3.8 million, or a 29.9% decrease.  As a percentage of revenue, gross profit decreased from 10.6% to 7.6% for the nine months ended September 29, 2012, as compared to the same period in 2011.

Our gross profit and gross profit margin decreased primarily due to higher direct and variable labor costs as a percentage of revenue in our Automation and Field Solutions segments, resulting in lower overall profit margins. In addition, we are still affected by intense competition and pricing pressures.  However, our Automation segment experienced increases in gross profit due to higher revenues and increased efficiencies.

Selling, General, and Administrative ("SG&A"):

The $0.6 million increase in SG&A expense for the nine months ended September 29, 2012, as compared to the same period for 2011, primarily resulted from increased salary and related expenses, office expenses and professional expenses of approximately $3.5 million, offset by decreases in facility, amortization, and facility expenses of approximately $2.7 million. As a percentage of revenue, SG&A expense decreased to 11.0% for the nine months ended September 29, 2012, from 11.5% for the comparable prior year period. During 2012, we began reducing overhead and staff levels in response to reduced activity levels. These staff reductions resulted in severance costs of approximately $0.2 million during the quarter.  The overall decline was the result of reduction in personnel during 2012.

Goodwill Impairment:

A goodwill impairment of $14.6 million was recorded for the nine months ended September 29, 2012, due to a determination of erosion in the carrying value associated with the E&C segment.  No impairment was recognized for the nine months ended September 30, 2011.

Interest Expense, net:

Interest expense increased for the nine months ended September 29, 2012, as compared to the same period for 2011, due to higher levels of borrowing under our former Wells Fargo Credit Facility and current PNC Credit Facility.

Tax Expense:

ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  During the current quarter, based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of September 29, 2012. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $10.4 million has been provided against deferred tax assets as of September 29, 2012.

Discontinued Operations – Nine Months ended September 29, 2012 versus September 30, 2011

The net loss from discontinued operations increased from $1.3 million for the nine months ended September 29, 2012 to $4.8 million for the nine months ended September 29, 2012.  This increase was due primarily to the impairment of goodwill of $2.4 million, a $0.6 million reserve established relating to ongoing litigation and increased losses from the Electrical Services segment of $0.7 million.  Its operations were significant in 2011 as the Company did not make the decision to discontinue these operations until the end of the third quarter of 2011.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Historically, our primary sources of liquidity have been cash flow from operations and availability under our credit facilities, including the PNC Credit Facility and the Ex-Im Bank Facility.  As a result of the defaults under the PNC Credit Facility and the Ex-Im Bank Facility described in Note 7 – Line of Credit and Debt, additional borrowings under the PNC Credit Facility are at the sole discretion of PNC.  As of November 14, 2012, unrestricted cash on hand totaled approximately $0.6 million.  As of November 14, 2012, one $9.1 million letter of credit was outstanding under the Ex-Im Bank Facility and collateralized by $2.3 million in cash.  As a result, the Company's ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations, currently depends primarily on cash flow from operations and the timely collection of outstanding invoices.

Cash and the availability of cash could be materially restricted if:

•	outstanding invoices billed are not collected or are not collected in a timely manner,
•	circumstances prevent the timely internal processing of invoices,
•	we lose one or more of our major customers,
•	we are unable to win new projects that we can perform on a profitable basis, or
•	we are unable to obtain the cure or waiver of existing defaults under the PNC Credit or Ex-Im Bank Facilities.

If any such event occurs and continues without remedy, we would be required to consider alternative financing options.  See “PNC Credit Facility,” “Ex-IM Bank Facility” and “Item 1A- Risk Factors” below for additional information about existing defaults under the PNC Credit Facility and the Ex-Im Bank Facility.

On October 11, 2012, we announced that our Board of Directors had initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value and supporting the Company's long-term financial strength.  The Board of Directors retained Simmons & Company International as its financial advisor during this process. We continue to take actions to streamline our operations, including the divestiture of our Field Solutions segment, the implementation of expense reduction initiatives, and the retention of a management consultant to perform advisory services.  We have not made any decision to engage in any specific strategic alternative at this time, and the exploration of strategic alternatives may not result in any specific action or transaction. ENGlobal does not intend to provide updates or make any further comment regarding its exploration and evaluation of strategic alternatives unless and until the Board of Directors has approved a definitive course of action.

Cash Flows from Operating Activities:

Operating activities used approximately $8.3 million in cash during the nine months ended September 29, 2012, compared with $1.1 million provided by operating activities during the same period in 2011.   During 2012, we used $7.5 million in cash from our operations and utilized $0.8 million of our working capital.    These uses of cash were caused by the deteriorating market conditions for our services discussed above.

The primary changes in working capital during the nine months ended September 29, 2012 included increased Costs in Excess of Billings and Decreased Billings in Excess of Costs on uncompleted contracts of $1.3 million on fixed price projects where billing milestones have not been met, partially offset by an increase in accounts receivable of $2.8 million.

PNC Credit Facility

On May 29, 2012, we replaced our Wells Fargo Credit Facility with the new $35 million PNC Credit Facility (See Note 7).  The PNC Credit Facility has a maturity date of May 29, 2015.  At September 29, 2012, our borrowings under the PNC Credit Facility totaled approximately $29.4 million, which was subject to a fluctuating interest rate.

Due to the net losses for the second and third quarters ended June 30, 2012 and September 29, 2012, respectively, the Company failed to comply with the fixed charge coverage ratio, the tangible net worth and average excess availability covenants.  On September 27, 2012, the Company entered into the First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement with the Lenders regarding the PNC Credit Facility.  Under the terms of the Forbearance Agreement, the Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility, with respect to events of default, including those discussed above. The Forbearance Period commenced on the Effective Date and ended on October 31, 2012.  The Forbearance Period was subsequently extended to November 15, 2012 and again to November 30, 2012 (or earlier should any forbearance default occur) at a cost of $17,500 for each extension.

In addition, under the terms of the Forbearance Agreement, the Company retained, for the duration of the Forbearance Period, a turnaround consultant to provide a turnaround or exit plan, in form and substance satisfactory to the Agent, and services as are reasonably necessary to facilitate Borrowers' ability to operate in compliance with the terms of the loan agreement.

In addition, under the terms of the Forbearance Agreement, during the Forbearance Period and subject to the other conditions set forth in the loan agreement and the Forbearance Amendment, Lenders may, in their sole and absolute discretion, make revolving advances to the Company in such portions and at the times set forth in the loan agreement, which advances will bear interest at the default rate of interest (currently 7%).

As of the result of covenant violations, including those described above, the Company is currently in default under the terms of the PNC Credit Facility.  As of the date of this filing, the Agent has not taken any action with respect to the Company's defaults and the Company was actively discussing with the Agent the terms under which such defaults may be cured or waived.  Although the Company is in active discussions with the Agent, if the Company is not successful in obtaining the cure or waiver of such defaults, at the end of the Forbearance Period, the Agent may exercise any and all  rights and remedies available to it, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.

The PNC Credit Facility also contains various other affirmative and negative covenants that place certain limitations on the Company including limits on other indebtedness, mergers, asset sales, investments, guaranties, and restrictions on certain distributions and pledges of assets. See Note 7 to our financial statements for a more complete description of the PNC Credit Facility.

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

Due to the net loss for the rolling four-quarter period ended September 29, 2012 and for the quarter ended September 29, 2012, the Company failed to comply with the fixed charge coverage ratio and the tangible net worth ratio covenants.  As of the result of covenant violations, including those discussed above (see Note 7 – Line of Credit and Debt), the Company is currently in default under the terms of the Ex-Im Bank Facility.  As of the date of this filing, Wells Fargo had not taken any action with respect to the Company's defaults and the Company was actively discussing with Wells Fargo the terms under which such defaults may be cured or waived.  Although the Company is in active discussions with Wells Fargo, if the Company is not successful in obtaining the cure or waiver of such defaults, Wells Fargo may exercise any and all rights and remedies available to it, up to and including terminating the Ex-Im Bank Facility. In such event and if we are unable to obtain an alternative facility, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.  The Ex-Im Bank Facility also contains various other affirmative and negative covenants that place certain limitations on the Company including limits on other indebtedness, mergers, asset sales, investments, guaranties, and restrictions on certain distributions and pledges of assets. See Note 7 to our financial statements for a more complete description of the Ex-Im Credit Facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and debt obligations.  The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk.  In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and, to a minor extent, currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the PNC Credit Facility.  As of September 29, 2012, $29.4 million was outstanding under the PNC Credit Facility that accrued interest at 7.0%, the default interest rate.

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

 The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2012, as required by Rule 13a-15 of the Exchange Act.  Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2012, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 29, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied upon a revolving credit facility to provide us with adequate working capital to operate our business.  On May 29, 2012, we replaced our Wells Fargo Credit Facility with the new $35 million PNC Credit Facility.  The PNC Credit Facility has a maturity date of May 29, 2015.  In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit Ex-Im Bank Facility to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project. The PNC Facility and the Ex-Im Bank Facility require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. As of September 29, 2012, we were in default with respect to certain of these ratios and financial condition tests and other covenants.  As of the date of this filing, we were in active discussions with PNC Bank and Wells Fargo regarding the cure or waiver of the defaults under the PNC Credit Facility and the Ex-Im Bank Facility.

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

If we are unable to regain compliance with the requirements to maintain a continued listing on the NASDAQ Global Select Market, the value and liquidity of our common stock may decline significantly.

On October 3, 2012, the Company received written notice from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Global Select Market, as set forth in Listing Rule 5450(a)(1). The notice has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on the NASDAQ Global Select Market under the symbol “ENG” at this time.

In accordance with Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period.  If the Company is not in compliance by April 1, 2013, the Company may be afforded a second 180 calendar day grace period if it transfers the listing of its common stock to The NASDAQ Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify NASDAQ of its intent to cure the minimum bid price deficiency by effecting a reverse stock split if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing.

The Company intends to consider available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding the Company’s response has been made at this time. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.  If the Company is unable to regain compliance with the requirements to maintain a listing on the NASDAQ Global Select Market, the value and liquidity of its common stock may decline significantly.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See discussion under Note 7 - Line of Credit and Debt to our Notes to Unaudited Interim Condensed Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors and elsewhere in this quarterly report regarding defaults under the PNC Credit Facility and the Ex-Im Bank Credit Facility.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on September 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*10.1	First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement by and between the Registrant and PNC dated September 21, 2012.

*10.2	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated October 30, 2012.

*10.3	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated November 14, 2012.

*10.4	Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated September 7, 2012.

*10.5	Amendment One to Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated November 2, 2012.

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2012

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2012

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2012

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

Dated:	November 19, 2012

ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer