Form 10-K
period 2012-12-29
ENGLOBAL CORP
filed 2013-04-15
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-14217

ENGlobal Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0322261
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

654 North Sam Houston Parkway East, Suite 400	77060-5914
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (281) 878-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities ActYes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the ActYes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” per Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐  No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2012 was $40,624,292 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 29, 2012).

The number of shares outstanding of the registrant's $0.001 par value common stock on March 15, 2013 is as follows:  27,082,861 shares

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2013.

ENGLOBAL CORPORATION

2012 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries' serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this report entitled “Risk Factors,” among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) our ability to comply with the terms of the forbearances under the PNC Credit Facility and Ex-Im Bank Facility; (ii) our ability to obtain an extension of the forbearance periods under the PNC Credit Facility and Ex-Im Bank Facility or otherwise obtain the cure or waiver of defaults under the PNC Credit Facility and Ex-Im Bank Facility; (iii) whether the exploration and consideration of strategic alternatives will result in any transaction and such transaction's effects on the Company and its stockholders; (iv) our ability to achieve profitability and sustainable positive cash flow from our operations; (v) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies, as well as by the Financial Accounting Standards Board; (vi) the effect of changes in the business cycle and downturns in local, regional and national economy and our ability to respond appropriately to the current worldwide economic financial situation;(vii) the effect on the Company's competitive position within its market area in view of, among other things, the increasing consolidation within its services industries, including the increased competition from larger regional and out-of-state engineering and professional service organizations; (viii) the effect of increases and decreases in oil prices; (ix) the availability of parts from vendors; (x) our ability to collect accounts receivable in a timely manner; (xi) our ability to accurately estimate costs and fees on fixed-price contracts; (xii) our ability to hire and retain qualified personnel; (xiii) our ability to retain existing customers and get new customers; (xiv) our ability to mitigate losses; (xv) our ability to achieve our business strategy while effectively managing costs and expenses; (xvi) our ability to estimate exact project completion dates; (xvii) our ability to effectively monitor business done outside of the United States; (xviii) our ability to realize the benefits of the sale of our Field Solutions segment, including our ability to collect unbilled trade receivables; (xiv) the performance of the energy sector; and (xv) the effect of changes in laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future, as applicable. The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy sector. All of the information contained in this Annual Report on Form 10-K relates to the annual periods ended December 31, 2011 and December 29, 2012.  ENGlobal's revenues from continuing operations had grown from $210.8 million in 2010 to $237.6 million in 2011, an increase of approximately 12.7%. We accomplished this growth by expanding our engineering and professional service capabilities and our geographic presence through internal growth, including new initiatives.  However, during the past year, we have experienced a downturn in our operations, with revenues declining to $227.9 million.  As a result, our revenues from continuing operations for 2012 versus 2011 decreased by $9.7 million, a decrease of 4.1%.  Our net losses from continuing operations (excluding non-cash charges of approximately $16.9 million relating to an impairment to our goodwill and approximately $6.2 million relating to a write-off of a deferred tax asset), increased from $5.2 million in 2011 to $9.3 million.  In 2012, our net cash provided from all operating activities decreased from $5.6 million in cash provided by operations in 2011 to $4.8 million in cash used by operations in 2012.  As of the date of this filing, we have approximately 1,700 employees in 15 offices located in the following cities: Houston, Deer Park, Beaumont and Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Tulsa, Oklahoma; Denver, Colorado; Mobile, Alabama; and Chicago, Illinois.  Historically, we have operated in the following segments:

•
Engineering and Construction Segment - The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

•
Automation Segment - The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors throughout the United States as well as specific projects in the Middle East and Central Asia.

•
Field Solutions Segment – Prior to its divestiture in 2012 and early 2013, the Field Solutions segment provided inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecommunications companies and other owner/operators of infrastructure facilities throughout the United States.

The substantial losses we incurred in 2012 and the resulting defaults under our credit facilities (the “PNC Credit Facility” and the “Ex-Im Bank Facility”) raise substantial doubt about our ability to continue as a going concern.  See Note 3 to the Consolidated Financial Statements included in this report.  While ENGlobal experienced a difficult 2012 and continues to face a number of challenges, we are cautiously optimistic about the prospects for 2013. Because of the losses in 2011 and 2012, we have divested our least attractive businesses and are now focused on our core business segments, Engineering and Construction and Automation. In this regard, we have reduced our expenses by reducing employee headcount, closing offices and creating an enhanced operational focus on cost controls. In addition, we are seeing an increase in capital project spending in limited markets in 2013. Although we are in default under the PNC Credit Facility and the Ex-Im Bank Facility, we continue to discuss with our lenders the terms under which the defaults may be cured or waived.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Despite the relative increase in capital project spending in certain limited markets, we believe that overall, client spending continues to be limited, which we believe may be due to the uncertainty experienced by businesses regarding the political climate in Washington D.C. and the sluggish improvement in the economy overall.  In addition, pricing continues to be very competitive. However, we have an ongoing, extremely focused marketing effort and we have seen an increase in proposal activity, as well as an increase in backlog. In particular, we are focused on both international expansion as well as significant projects located inside of the United States.

ITEM 1. BUSINESS (continued)

On October 11, 2012, we announced that our Board of Directors had initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value and supporting the Company's long-term financial strength.  The Board of Directors retained Simmons & Co. (“Simmons”) as its financial advisor during this process.  We continue to take actions to streamline our operations, including the divestiture of our Field Solutions segment, the implementation of expense reduction initiatives, and the retention of a management consultant to perform advisory services.  We have not made any decision to engage in any specific strategic alternative at this time, and the exploration of strategic alternatives may not result in any specific action or transaction. ENGlobal does not intend to provide updates or make any further comment regarding its exploration and evaluation of strategic alternatives unless and until the Board of Directors has approved a definitive course of action.

Available Information

We are currently subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public at the SEC's website at http://www.sec.gov. Our SEC filings are also available at our website at www.englobal.com.

ENGlobal Website

You can find financial and other information about ENGlobal at the Company's website at www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are provided free of charge through the Company's website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the SEC. Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and our Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers; (iii) information concerning our directors and our Board Committees, including Committee charters; and (iv) information concerning transactions in ENGlobal securities by directors and executive officers, is available on our website under the Investor Relations link. We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

Business Segments – Continuing Operations

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. In addition to internal growth, historically, our segments have grown through strategic acquisitions, which also served to augment management expertise.

	Percentage of Revenues
Segments	2012	2011
Engineering and Construction	74.1%	73.8%
Automation	25.9%	26.2%
	100.0%	100.0%

Engineering and Construction Segment

Selected financial data for this segment is summarized as follows (dollars in thousands):

	2012	2011
Revenue	$168,930	$175,387
Operating profit (loss)	$(10,921)	$7,835
Total assets	$35,251	$52,108

ITEM 1. BUSINESS (continued)

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

ENGlobal's engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our services include:

•	conceptual studies;

•	project definition;

•	cost estimating;

•	engineering design;

•	environmental compliance;

•	material procurement;

•	project and construction management; and

•	facility inspection.

The Engineering and Construction segment currently operates through ENGlobal's wholly-owned subsidiaries, ENGlobal U.S., Inc. (“ENGlobal U.S.”) and ENGlobal Government Services, Inc. ENGlobal U.S., focuses on providing its services to the midstream and downstream segments of the oil and gas industry, chemical and petrochemical manufacturers, utilities and alternative energy developers. It also provides its services via in-plant personnel assigned to client locations throughout the United States. ENGlobal U.S., Inc. also focuses on energy infrastructure projects in the United States by offering personnel and services primarily in the areas of construction, construction management, process plant turnaround management, plant asset management, commissioning and start-up.

The Engineering and Construction segment has existing blanket service contracts under which it provides clients either with services on a time-and-material basis or with services on a fixed-price basis. The Company strives to establish longer term “alliance” or “preferred provider” relationships with its clients that can be expected to provide a steadier stream of work. In addition, this segment provides outsourced personnel to ENGlobal clients, a service that contributes to a more stable business mix for the Company. Our Engineering and Construction segment operates out of offices in Baton Rouge and Lake Charles, Louisiana; Beaumont, Houston, Deer Park and Freeport, Texas; Tulsa, Oklahoma; Chicago, Illinois; and Denver, Colorado.

ENGlobal Government Services, Inc. primarily provides automated fuel handling systems and maintenance services to branches of the U.S. military and public sector entities. Other clients of this division are government agencies, refineries, petrochemical and process industry customers worldwide. Government Services provides electrical and instrument installation, technical services, on-going maintenance and calibration and repair services.

As a service-based business, the Engineering and Construction segment is more labor than capital intensive. This segment’s results primarily depend on our ability to generate revenue and collect cash in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

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

ITEM 1. BUSINESS (continued)

As a result of dramatic decreases in prices for energy commodities, lower profit spreads for downstream operators and a more difficult financing environment, we experienced a dramatic decrease in spending by the majority of our clients during 2010. This reduction was most evident in the domestic refining and petrochemical industries, so that much of our work in this area consisted of maintenance, small capital retrofit and safety, regulatory and compliance driven work. Competition also increased greatly for the limited amount of project work. As a result of stabilization of the economy in 2011, we experienced a stabilization of our revenues with projects consisting mainly of maintenance work in both 2011 and 2012.  Operating profits decreased $17.8 million in 2012, primarily due to a $14.6 million goodwill impairment.

Competition

Our Engineering and Construction segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. However, the largest firms in our industry are sometimes our clients, as they perform as program managers for very large scale projects and then subcontract a portion of their work to ENGlobal. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

Competition is centered on performance and the ability to provide the engineering, planning and project delivery skills required for completing projects in a timely, cost-efficient manner. The expertise of our management and technical personnel and the timeliness and quality of our support services are key competitive factors.

Automation Segment

Selected financial data for this segment is summarized as follows:

	2012	2011
	(dollars in thousands)
Revenue	$58,986	$62,216
Operating profit	$1,989	$2,037
Total assets	$25,445	$27,837

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

As a result of dramatic decreases in prices for energy commodities, lower profit spreads for downstream operators, the upstream sector and a more difficult financing environment, we experienced a dramatic decrease in spending by the majority of our clients during 2010. This reduction was most evident in the domestic refining and petrochemical industries and decreased exploration and production industries, so that much of our work in this area consisted of smaller projects. Competition also increased greatly for the limited amount of available project work. As a result of stabilization of the economy in 2011, we experienced a stabilization of our revenues in both 2011 and 2012.  Operating profits were about comparable in 2012 and 2011.

ITEM 1. BUSINESS (continued)

Competition

Our Automation segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

Competition is centered on performance and the ability to provide the engineering, assembly and integration required to complete projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services are key competitive factors.

Discontinued Operations

During 2012 and early 2013, we divested the Field Solutions segment.  This segment had been declining in net revenue contribution over the last four years.  Selected financial data for this segment is summarized as follows:

	2012	2011
	(dollars in thousands)
Revenue	$57,602	$75,144
Operating profit	$(1,894)	$160
Total assets	$57	$5,378

General

Our Field Solutions segment provided inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecommunications companies and other owner/operators of infrastructure facilities throughout the United States.

The need to transport new sources of energy was the primary driver that resulted in demand for our rights-of-way and inspection services, including pipelines and electric power transmission lines, as well as their related facilities. For example, rights-of-way are required for pipelines that transport oil and gas from imported sources and from newly developed oil reserve basins in the U.S. Rights-of-way are also required for new electric power transmission lines needed to decongest circuits near population centers and to transport a growing amount of wind and solar power located in remote areas. In most cases, these rights-of-ways are acquired prior to the construction phase of the project.

Once the construction phase of the project commenced, ENGlobal provided qualified/certified inspectors through our inspection division. Included within the scope of our inspection services was construction management, welding inspection, coating and lining inspection, valves and assembly, pressure vessels, mechanical and associated plant and field process equipment oversight, structural fabrication, field fabrication, shop fabricated skid packages, turnkey responsibility for third party interpretations, process safety management data, ultrasonic thickness and flaw detection, magnetic particle examination, liquid penetrate examination, hydrostatic testing and pigging, holiday testing and vacuum testing.

The Field Solutions segment derived revenue from time-and-material fees charged for professional and technical services and, as a service company, was more labor than capital intensive. Results for the Field Solutions segment primarily depended on its ability to generate revenue and collect cash under time-and-material contracts in excess of costs for employees and benefits, material, equipment, subcontracts, and SG&A expenses.

ITEM 1. BUSINESS (continued)

Competition

The Field Solutions segment competed with a range of small and mid-size firms that provide right-of-way mapping, title assistance, appraisals, landowner negotiations and inspection services.

Competition was centered on retaining experienced inspectors, landsmen and other qualified professionals. Inspection personnel must have knowledge of integrity services to serve oil and gas pipelines and related facilities. In addition, inspection specialists must have a thorough understanding of governmental and public regulatory factors, as well as a firm grasp on health and safety issues that are involved in any construction environment. Inspectors must hold certifications for welding, field fabrication and shop fabricated packages, pressure vessels, valves and assemblies and structural fabrication. Land and right-of-way specialists must have a thorough understanding of governmental and public regulatory requirements. These professionals must consider socioeconomic and environmental factors and coordinate planning for the relocation of utilities, displaced persons and businesses. Also, they must often assist in developing replacement housing units, which may involve the expenditure of large sums, condemnation, damages, restriction of access and similar complicating factors. Retaining these qualified, skilled professionals was crucial to the operation of our Field Solutions segment.

Acquisitions and Divestitures

In the past, we have expanded our business through both internal initiatives and through strategic acquisitions. These acquisitions allowed us to (i) expand our client base and the range of services that we provide to our clients, (ii) add new technical capabilities that can be marketed to our existing client base, (iii) grow our business geographically, and (iv) capture more of each project's value. In 2011, we did not target acquisitions as we believed the time and expense required would take away from the successful execution of our Company strategy. In 2012 and early 2013, because of the significant decline in our operations, we divested our less profitable businesses, including the Electrical Services group and Field Solutions segment.  As of the date of this report, we believe we have stabilized operations and do not expect any further divestitures in 2013.

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

Business Strategy

Our primary objective continues to be strengthening our position as a leading full service provider of project delivery services to the energy industry by enhancing our overall range of capabilities in the areas of engineering and construction and automation services.

Because of the significant decline in our operations during 2012, we have been focused on downsizing our operations, maintaining our core business strengths and repairing our financing relationships with our lenders.  Specifically, we have executed and are focused on the following:

•
Downsizing – The divestiture of our Field Solutions segment resulted in the reduction of approximately 250 personnel.  In addition, we have closed two offices and undertaken a review of our continuing operations.  Currently, we are in process of streamlining our back office support, reducing the cost of outside consultants and limiting general and administrative expenditures.

•
Business Strengths – We are implementing the recommendations of our consultants and focusing our efforts on our core business segments, Engineering and Construction (E&C) and Automation. Going forward, we expect to continue our relationships with our repeat clients and forge new relationships within our core expertise and experience.

•
Financial Relationships – We are attempting to repair our banking relationship with the lenders under the PNC Credit Facility by seeking to obtain the cure or waiver of existing defaults on our debt covenants and maintaining compliance with all terms of the PNC Credit Facility  in the future.  In addition, we are attempting to accomplish the same objectives with our Ex-Im Credit Facility so we can operate our business in the future on similar terms as our competitors.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our business development focuses on building long-term relationships with customers and clients in order to provide solutions throughout the life-cycle of their facilities. Additionally, we seek to capitalize on cross-selling opportunities between our Engineering and Construction and Automation segments. Sales leads are often jointly developed and pursued by the business development personnel from these segments.

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal website provides information about our operating segments and illustrates our Company's full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about ENGlobal's services.ENGlobal develops preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services agreements or umbrella agreements, are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations in the Engineering and Construction segment.

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

Customers

Our customer base consists primarily of Fortune 500 companies in the energy industry. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to the longevity of major projects, such as facility upgrades or expansions. ENGlobal may work for many different subsidiaries or divisions of our clients, which involves multiple parties to material contracts. The loss of a single contract award would not likely have a material impact on our financial results but the loss of a single large customer, including all of its subsidiaries or divisions, or the reduction in demand for our services by several customers in the same year would likely have such an effect. The Company continues to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention.

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

ITEM 1. BUSINESS (continued)

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 44% of our total revenues for 2012 and 49% of our total revenues for 2011. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top three clients in 2012 were the Caspian Pipeline Consortium, the US Government and BASF Corporation. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers.

Engineering and Construction Segment - In the Engineering and Construction segment, our ten largest customers vary from one year to the next. This segment's top three clients in 2012 were BASF Corporation, Chevron and Conoco Phillips. These customers accounted for 30% of our total segment revenues for 2012 and 33% of total revenue for 2011.

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

Automation Segment - In the Automation segment, our ten largest customers vary from one year to the next. This segment's top three clients in 2012 were the Caspian Pipeline Consortium, Mississippi Power Company and Norco Refinery. These customers accounted for 67% of our total segment revenues for 2012, and 26% of total revenues for 2011. Foreign customers accounted for 38% of our Automation segment revenues for 2012 and 12% of Automation segment revenues for 2011.

Although the Automation segment frequently receives work from repeat clients, its client list may vary significantly from year to year. The Automation Segment's clients are primarily in the midstream and downstream process industries, and their needs result primarily from requirements to upgrade obsolete distributed control systems or process analytical equipment. Until 2011, we provided industrial electrical maintenance services, expert supervision and craft labor to our clients in downstream power generation facilities. This division was classified as a discontinued operation in September 2011.

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

	Time-and-material		Fixed-price
	Revenue	%	Revenue	%
	(dollars in thousands)
Engineering and Construction	$154,803	68%	$14,127	6%
Automation	16,804	7%	42,182	19%
Total	$171,607	75%	$56,309	25%

ITEM 1. BUSINESS (continued)

Time-and-Material - Under our time-and-material contracts, we are paid for labor at either negotiated hourly billing rates, a multiple of our actual labor rate or through reimbursement for allowable hourly rates and other expenses. We are paid for material and contracted services at an agreed upon multiplier of our cost, and at times we pass non-labor costs for equipment, materials and subcontractor services through with no profit. Profitability on these contracts is driven by billable headcount, the amount of non-labor related services and cost control. Many of these contracts have upper limits, referred to as “not-to-exceed” amounts. Generally, our scope is not defined under a “not-to-exceed” agreement, and we are not under any obligation to provide services beyond the limits of the contract, but if we generate costs and billings that exceed the upper limits of the contract ceiling or are not allowable, we may be unable to obtain reimbursement for the excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

Fixed-Price - Under a fixed-price contract, we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price projects vary in size and may include engineering activities and related services, responsibility for the procurement of materials and equipment, and oversight of the construction through a subcontractor. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, the impact of the economy on labor shortages, increases in equipment and materials costs, natural disasters, and other events and changes that may occur over the contract period. Another risk is our ability (or inability) to secure written change orders prior to commencing work on contract changes in scope, without which we may not receive payment for work performed. Consequently, the profitability of fixed-price contracts may vary substantially.

Backlog – Continuing Operations

Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to us for services provided through the termination date. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized. In addition, it is not clear how our backlog will be impacted by current or future economic conditions.

At December 29, 2012, our backlog was approximately $205.3 million compared to an estimated $225.7 million at December 31, 2011. We expect the majority of our backlog to be completed during 2013.  The backlog at December 29, 2012 consisted of $185.5 million with commercial customers and $19.8 million with the United States government. Backlog on federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 29, 2012 was as follows:

Engineering and Construction	$109.8	million
Automation	$95.5	million

Backlog includes gross revenue under two types of contracts: (1) contracts for which work authorizations have been received on a fixed-price basis or time-and-material projects that are well defined, and (2) time-and-material evergreen contracts at an assumed 12 month run-rate, under which we place employees at our clients' site to perform day-to-day project efforts. There is no assurance as to the percentage of backlog that will be recognized under these contracts.

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

Dependence On Suppliers

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

ITEM 1. BUSINESS (continued)

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

Patents, Trademarks, Licenses

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. In addition, the U.S. Patent and Trademark Office registered our “Integrated Rack” TM patent application in 2008.

Our trade names are protected by registration as well as by common law trademark rights. Our trademark for the use of “ENGlobal” ® in connection with our products is registered with the U.S. Patent and Trademark Office and we claim common law trademark rights for “ENGlobal” TM in connection with our services. We also have pending trademark applications for “Engineered for Growth” ® and we claim common law trademark rights for “Global Thinking…Global Solutions” TM , “CARES - Communicating Appropriate Responses in Emergency Situations” TM , “Flare-Mon” TM , “Purchased Data” TM , “viMAC” TM , “ENGlobal Vu” TM , “riFAT” TM , and “ENGlobal Power Islands” TM .

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

Employees

As of December 29, 2012, the Company and its subsidiaries employed approximately 1,700 individuals on a full-time equivalent basis. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

ITEM 1. BUSINESS (continued)

Benefit Plans

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. Effective October 21, 2011, the Company made matching contributions equal to 25% of employee contributions up to 6% of employee compensation for all employees. The Company elected to suspend its match to all employees effective December 29, 2012.  The Company made contributions of $987,207 and $186,519, respectively, for the years ended December 29, 2012 and December 31, 2011.

Geographic Areas

In prior years, we had business operations in Calgary, Alberta but we currently do not have Canadian operations. We have no significant assets in Canada.

ENGlobal was awarded an engineering, procurement, and commissioning services agreement from the Caspian Pipeline Consortium (CPC). Granted under two contracts, one to the Russian Federation and one to the Republic of Kazakhstan, the three-phase award is expected to have a total value of approximately $93 million over four years. As previously announced by CPC, its shareholders agreed to launch the Expansion Project construction on April 19, 2011.

Under the Russian Federation contract, ENGlobal’s scope includes engineering, procuring equipment, buildings, programming, and fabrication of 230 control system panels for eight new pump stations and the upgrade of three existing pump stations, storage facilities, and marine terminal. The contract for the Republic of Kazakhstan consists of engineering, procuring equipment, buildings, and fabrication of 78 control system panels for two new and two existing pump stations, start-up and commissioning services for the local control systems and valves.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

Significant losses and defaults under our credit facilities raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this Report have been prepared assuming that the Company will continue as a going concern.  As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and Note 3 to the consolidated financial statements included in this Report, the Company has suffered losses from operations and is in default under its credit facilities.  These issues raise substantial doubt about the Company's ability to continue as a going concern.  Although management has approved, and is implementing, a strategic plan designed to address these issues, there can be no assurance that the Company will achieve sustainable profitability or positive cash flow from operations or obtain the cure or waiver of the defaults under its credit facilities.

ITEM 1A. RISK FACTORS (continued)

If we are unable to regain compliance with the NASDAQ minimum bid requirement for continued listing, the value and liquidity of our common stock may decline significantly. On October 3, 2012, we received notification from the NASDAQ Stock Market that we were not in compliance with NASDAQ’s continued listing rule 5450(a)(1) because the closing bid price for a share of our common stock was below $1.00 for 30 consecutive trading days.  On April 12, 2013, NASDAQ approved our application to transfer our stock listing from the NASDAQ Global Market to the NASDAQ Capital Market, effective with the opening of trading on April 16, 2013.  In connection with our transfer to the NASDAQ Capital Market, we have been afforded 180 days, or until September 30, 2013, to regain compliance with NASDAQ’s minimum bid price requirement for continued listing, including curing the deficiency by effecting a reverse stock split, if necessary.  In order to regain compliance by September 30, 2013, the closing bid price for a share of our common stock must be at least $1.00 for ten consecutive trading days.  If we are unable to regain compliance prior to September 30, 2013 or do not comply with the terms of the 180 day extension, our common stock will be delisted from the NASDAQ Capital Market, subject to our right to appeal the delisting to a Hearings Panel.  The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital.  Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.  If our common stock is delisted from trading on NASDAQ, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Markets or OTC Bulletin Board.  In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.

Failure to obtain an extension of the forbearance periods under the PNC Credit Facility and Ex-Im Bank Facility or to otherwise obtain the cure or waiver of the defaults thereunder, could result in all indebtedness outstanding under the PNC Credit Facility and Ex-Im Bank Facility becoming immediately due and payable. If that should occur, we may not be able to pay all such amounts or borrow sufficient funds to refinance them. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.  In such an event, our business would be materially and adversely affected and we may be forced to sharply curtail or cease operations.

Our indebtedness will limit our ability to finance future operations or engage in other business activities and could have a material adverse impact on our financial condition.  As of December 29, 2012, the aggregate amount of our outstanding indebtedness was approximately $26.8 million, all of which related to borrowings outstanding under the PNC Credit Facility, which could have important consequences.  Historically, we have relied on credit facilities, including the PNC Credit Facility and the Ex-Im Bank Facility, to provide us with adequate working capital to operate our business.  As described above, effective March 15, 2013, the Maximum Revolving Amount (as defined in the PNC Credit Facility) was reduced from $31.5 million to $27.5 million.  As of March 15, 2013, the balance outstanding on the PNC Credit Facility was $20.9 million.  This reduction in availability under the PNC Credit Facility will limit our ability to expand or engage in other business activities, and could have a material adverse impact on our financial condition.

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

ITEM 1A. RISK FACTORS (continued)

The failure to attract and retain key professional personnel would materially adversely affect our business.  Our success depends on attracting and retaining qualified personnel even in an environment where the contracting process is more difficult. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. In particular, competition for key management personnel continues to be intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or be able to attract or assimilate key personnel in the future. Failure to attract and retain such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows.

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2012, our top three clients, the Caspian Pipeline Consortium, the US Government and BASF Corporation, accounted for approximately 9%, 7% and 5% of our revenue, respectively. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of December 29, 2012, our backlog was approximately $205.3 million. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn. These adjustments are exacerbated by current economic conditions.

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

ITEM 1A. RISK FACTORS (continued)

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected. We have, in the past, identified material weaknesses in our internal controls, and while these have been cured, if we determine that we have further material weaknesses, it could affect our ability to ensure timely and reliable financial reports.

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

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and result in high employee turnover. Our workers are subject to the normal hazards associated with providing services on construction sites and industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction of property, plant and equipment, and environmental damages. We are intensely focused on maintaining a safe environment and reducing the risk of accidents across all of our job sites.

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

ITEM 1A. RISK FACTORS (continued)

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

If we are unable to regain compliance with the requirements to maintain a continued listing on the NASDAQ Global Select Market, the value and liquidity of our common stock may decline significantly. On October 3, 2012, the Company received written notice from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company is not in compliance with NASDAQ’s continued listing rule 5450(a)(1) because the closing bid price for a share of our common stock was below $1.00 for 30 consecutive trading days.  On April 12, 2013, NASDAQ approved our application to transfer our stock listing from the NASDAQ Global Market to the NASDAQ Capital Market, effective with the opening of trading on April 16, 2013.  In connection with our transfer to the NASDAQ Capital Market, we have been afforded 180 days, or until September 30, 2013, to regain compliance with NASDAQ’s minimum bid price requirement for continued listing, including curing the deficiency by effecting a reverse stock split, if necessary.  In order to regain compliance by September 30, 2013, the closing bid price for a share of our common stock must be at least $1.00 for ten consecutive trading days.  If we are unable to regain compliance prior to September 30, 2013 or do not comply with the terms of the 180 day extension, our common stock will be delisted from the NASDAQ Capital Market, subject to our right to appeal the delisting to a Hearings Panel.  The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital.  Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.  If our common stock is delisted from trading on NASDAQ, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Markets or OTC Bulletin Board.  In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold.  Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 46,936,040 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of the date of filing. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan.  Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

Our stock price could be volatile, which could cause you to lose part or all of your investment.  The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2012, the sales price of our stock ranged from a low of $0.32 per share (on October 10, 2012) to a high of $2.75 per share (on April 2, 2012). Factors such as announcements concerning our financial and operating results, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.  From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote.  Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 35.4% of our outstanding common stock on a fully diluted basis. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

ITEM 1A. RISK FACTORS (continued)

The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Future issuances of our securities in connection with financing transactions or under equity incentive plans could dilute current stockholders’ ownership.  We may decide to raise additional funds to fund our operations through the issuance of public or private debt or equity securities. We cannot predict the effect, if any, that future issuances of debt, our common stock, other equity securities or securities convertible into or exchangeable for our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock. The issuance of substantial amounts of our common stock or securities convertible into or exchangeable for our common stock (including shares issued upon the exercise of stock options or the conversion or exchange of any convertible or exchangeable securities outstanding now or in the future), or the perception that such issuances could occur, may adversely affect prevailing market prices for our common stock. In addition, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

ITEM 2. PROPERTIES

Facilities

We lease space in 12 buildings in the U.S. totaling approximately 412,000 square feet. The leases have remaining terms ranging from monthly to seven years and are on terms that we consider commercially reasonable. ENGlobal has no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices in Deer Park, Beaumont and Freeport, Texas; Baton Rouge and Lake Charles, Louisiana; Tulsa, Oklahoma; Denver, Colorado; Mobile, Alabama; and Chicago, Illinois. Approximately 331,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.  Our Automation segment performs fabrication assembly in its Houston, Texas shop facility with approximately 81,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, management believes that all such active proceedings and claims of substance that have been raised against the Company or any subsidiary business entity have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000. On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  Of that amount, $845,529 is still being held by the court pending the outcome of continuing litigation regarding the claims of one subcontractor.  As of the date of this Report, the amount is still being held by the court.

In June 2010, SemCrude, LP, SemCrude Pipeline, LLC and White Cliffs Pipeline, LLC (collectively “SemCrude”) filed an action in the United States District Court for Tulsa County, Oklahoma against ENGlobal Construction Resources, Inc. d.b.a. ENGlobal Inspection Services, ENGlobal Engineering, Inc., and Western X-Ray Service, Inc..  SemCrude alleges that ENGlobal Inspection failed to properly inspect and verify that the nondestructive testing of girth welds on portions of the pipeline system was completed in accordance with state and federal regulations and contract specifications.  SemCrude further alleges that ENGlobal Engineering failed to properly manage the work of ENGlobal Inspection to ensure that the work was properly performed, causing SemCrude to incur in excess of $2,500,000 in damages.  ENGlobal maintains several defenses associated with its scope of work and the fact that it was not contractually responsible for the work of third parties working on the project, such as Western X-ray and SemCrude.  The case is still in discovery.  We are still gathering facts on our exposure, discussing coverage with our carriers and have accrued a $600,000 liability associated with the settlement of this claim.  Because this liability was incurred in the Field Solutions segment, it is included in Liabilities held for sale on the Condensed Consolidated Balance Sheets and Income (Loss) from Discontinued Operations on the Condensed Consolidated Statement of Operations.

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

	Fiscal Year Ended December 31
	2012		2011
	High	Low	High	Low
First quarter	$2.48	$2.05	$5.68	$3.39
Second quarter	2.75	1.39	4.60	2.83
Third quarter	1.76	.50	3.03	2.75
Fourth quarter	.70	.32	2.99	2.02

The foregoing figures, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades.  As of December 29, 2012, approximately 238 stockholders of record held the Company's common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

The Company is authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Board of Directors has the authority to approve the issuance of all or any of these shares of the Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility, such as businesses becoming available for acquisition.

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreements governing our credit facility with PNC Bank generally do not permit the declaration, payment or distribution of dividends on our common or preferred stock. in addition, no funds, property or assets may be used to purchase or redeem common or preferred stock.  The payment of dividends in the future, if any, will depend on numerous factors, including the Company's earnings, capital requirements and operating and financial position as well as general business conditions.

Stock Repurchase Program

Effective May 14, 2010, our Board of Directors authorized a total expenditure of $2.5 million to repurchase shares of the Company's common stock. Through open market purchases under this authorization, we purchased 981,099 shares at an average cost of $2.41 per share during the twelve months ended December 31, 2010.  No shares were purchased during the twelve months ended December 29, 2012 and December 31, 2011. At December 29, 2012, approximately $0.1 million remained authorized in the stock repurchase program. The program does not have an expiration date. Restrictions contained in the PNC Credit Facility, however, generally do not permit the repurchase of shares and therefore the Company does not presently intend to purchase additional shares under this program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

The substantial losses we incurred in 2012 and the resulting defaults under our credit facilities raise substantial doubt about our ability to continue as a going concern.  See Note 3 to the Consolidated Financial Statements included in this Report.  While ENGlobal experienced a difficult 2012 and continues to face a number of challenges, we are cautiously optimistic about the prospects for 2013. Because of the losses in 2011 and 2012, we have divested our least attractive businesses and are now focused on our core business segments, Engineering and Construction and Automation. In this regard, we have reduced our expenses by reducing employee headcount, closing offices and creating an enhanced operational focus on cost controls. In addition, we are seeing an increase in capital project spending in limited markets in 2013. Although we are in default under the PNC Credit Facility and the Ex-Im Bank Facility, we continue to discuss with our lenders the terms under which the defaults may be cured or waived..

Despite the relative increase in capital project spending in certain limited markets, we believe that overall, client spending continues to be limited, which we believe may be due to the uncertainty experienced by businesses regarding the political climate in Washington D.C. and the sluggish improvement in the economy overall.  In addition, pricing continues to be very competitive. However, we have an ongoing, extremely focused marketing effort and we have seen an increase in proposal activity, as well as an increase in backlog. In particular, we are focused on both international expansion as well as significant projects located inside of the United States.

On October 11, 2012, we announced that our Board of Directors had initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value and supporting the Company's long-term financial strength.  The Board of Directors retained Simmons & Co. (“Simmons”) as its financial advisor during this process.  We continue to take actions to streamline our operations, including the divestiture of our Field Solutions segment, the implementation of expense reduction initiatives, and the retention of a management consultant to perform advisory services.  We have not made any decision to engage in any specific strategic alternative at this time, and the exploration of strategic alternatives may not result in any specific action or transaction. ENGlobal does not intend to provide updates or make any further comment regarding its exploration and evaluation of strategic alternatives unless and until the Board of Directors has approved a definitive course of action.

Amounts reported as continuing operations in 2011 and 2012 are reported for the two segments that we continue to operate (Engineering and Construction and Automation).  Results reported as discontinued operations (Electrical Services and Field Solutions) are the result of management’s decision to divest from these operations.

Results of Continuing Operations

The Company's revenue from continuing operations is composed of engineering, procurement and construction management (EPCM) services revenue and the sale of fabricated engineered automation systems. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts whereas a majority of the Company's engineered automation system sales are earned on fixed-price contracts.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations.  Other SG&A expenses includes investor relations/governance, finance, accounting, health/safety/environmental, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

Comparison of the year ended December 29, 2012 versus December 31, 2011

The following table set forth below, for the year ended December 29, 2012 versus December 31, 2011, provides relevant financial data that is derived from our consolidated statements of operations.

Year ended December 29, 2012 (dollars in thousands)	Engineering and Construction	Automation	Corporate	Consolidated
Revenues	$168,930	$58,986	$—	$227,916
Gross profit	12,524	6,246	(50)	18,720	8.2%
SG&A	8,877	4,257	12,105	25,239	11.1%
Goodwill impairment	14,568	—	—	14,568	6.4%
Operating income (loss)	(10,921)	1,989	(12,155)	(21,087)	(9.3)%
Other income (expense)				(100)	—%
Interest income (expense)				(1,875)	(0.8)%
Tax provision				(7,001)	(3.1)%
Net loss from continuing operations				$(30,063)	(13.2)%
Loss per share from continuing operations				$(1.12)

Year ended December 31, 2011 (dollars in thousands)	Engineering and Construction	Automation	Corporate	Consolidated
Revenues	$175,387	$62,216	$—	$237,603
Gross profit	15,354	6,084	—	21,438	9.0%
SG&A	7,519	4,047	14,016	25,582	10.8%
Goodwill impairment	—	—	—	—	0.0%
Operating income (loss)	7,835	2,037	(14,016)	(4,144)	(1.8)%
Other income (expense)				(61)	0.0%
Interest income (expense)				(1,028)	(0.4)%
Tax provision				831	0.3%
Net loss from continuing operations				$(4,402)	(1.9)%
Loss per share from continuing operations				$(0.16)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Change in Operating Results (dollars in thousands)	Engineering and Construction	Automation	Corporate	Consolidated
Revenues	$(6,457)	$(3,230)	$—	$(9,687)	(4.3)%
Gross profit	(2,830)	162	(50)	(2,718)	(1.2)%
SG&A	1,358	210	(1,911)	(343)	(0.2)%
Goodwill impairment	14,568	—	—	14,568	6.1%
Operating income (loss)	(18,756)	(48)	1,861	(16,943)	(7.1)%
Other income (expense)				(39)	0.0%
Interest income (expense)				(847)	(0.3)%
Tax provision				(7,832)	(3.4)%
Net loss from continuing operations				$(25,661)	(10.8)%
Loss per share from continuing operations				$(0.96)

Revenues

The $9.7 million overall decrease in revenues for the year ended December 29, 2012, as compared to the comparable 2011 period, resulted from a decrease of $3.0 million in our Automation segment and $6.7 million to our Engineering and Construction segment. Overall revenue decreased in 2012 as a result of less project work from new clients. In addition, 2012 revenues were impacted by existing projects that were either finished or experienced significantly diminished activity during the 12-month period. Our clients are continuing to perform smaller maintenance projects but not new capital expansions. Competition for the project work continues to be intense.

Gross Profit

The decrease in gross profit as a percentage of revenues in 2012 relative to 2011 was caused by several factors including reduced revenues, higher material costs as a function of current project requirements and higher variable labor costs due to an operational focus on utilization, resulting in higher margins.

Selling, General and Administrative (“SG&A”) Expenses

The decrease in operating SG&A expenses for the year ended December 29, 2012, as compared to the comparable 2011 period, is primarily the result of decreases of $0.8 million in salaries and employee related expenses and decreases of $0.7 million in professional services, offset by an increase of $1.2 million due to software upgrades and maintenance expenses. As a percentage of revenues, SG&A expenses increased to 11.1% for the year ended December 29, 2012, from 10.8% for the comparable prior year period.

Goodwill Impairment

Because of deteriorating market conditions in 2012, our declining financial performance and the decision to sell several of our assets, we performed an interim assessment of the carrying value of our goodwill as of September 29, 2012. We reviewed a number of factors on a segment by segment basis, including market conditions, projected cash flows, cost of capital, growth rates and other factors that could significantly impact the reported value of our goodwill.  As a result of this review, we recorded a goodwill impairment of approximately $16.9 million as of December 29, 2012.  Of this amount, approximately $14.5 million related to continuing operations and approximately $2.4 million relating to discontinued operations.

Operating Income (Loss)

The increase in operating loss for the year ended December 31, 2012, as compared to the comparable 2011 period, was attributable to an impairment of goodwill in the engineering and construction segment of $14.5 million, lower revenue levels as well as increased costs for both travel expenses and variable labor. These increased costs also contributed to increased operating loss as a percentage of revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Income (Expense)

Interest expense increased between 2012 and 2011 due to the increase in borrowings under the PNC Credit Facility as well as increasing interest rates in 2012, as compared to 2011.  In addition, as a result of defaults under the PNC Credit Facility, the interest rate applicable to the borrowings under the PNC Credit Facility increased from 4% to 7% in June 2012.

Net Income (Loss)

As a result of changes detailed above, our net loss increased $25.7 million to a loss of $30.1 million in 2012 from a loss of $4.4 million in 2011, increasing as a percentage of total revenue from (1.9)% in 2011 to (13.2)% in 2012 .

Discontinued Operations

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and that it did not fit within the future strategic plan due to its operational differences.  As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. The Company was unable to sell the Electrical Services group as planned and decided to dispose of substantially all of the group’s remaining assets. During the third quarter of 2012, the Company completed the disposal of the group’s remaining assets concurrent with the completion of the last remaining lump sum project. The Company has no continuing involvement with these operations.

On September 10, 2012, the Company entered into a definitive agreement to sell its Field Solutions segment. The Field Solutions segment includes the Land and Right-of-Way and Inspection divisions, primarily serving pipeline and electric power companies. On November 2, 2012, the Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment effective October 26, 2012.  The transaction was valued at approximately $7.5 million, consisting of approximately $4.5 million in retained working capital and a $3.0 million promissory note payable to the Company over four years.

Effective January 3, 2013, the Company completed the divestiture of the Inspection division.  The transaction was valued at approximately $7.9 million, consisting of $1.0 million cash at closing, $5.0 million in retained working capital and a $1.9 million promissory note payable to the Company over four years.

The operations of the Electrical Services group and the Field Solutions segment have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's re-cast consolidated financial statements. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Loss from discontinued operations, net of taxes".   Summarized financial information for the discontinued operations is shown below:

	December 29,	December 31,
Statement of Operations Data:	2012	2011
	(dollars in thousands)
Revenues	$60,822	$92,551
Operating costs	62,076	96,708
Goodwill impairment	(2,397)	—
Operating loss	(3,651)	(4,157)
Other income (expense)	—	1
Gain on sale	113	—
Total loss before taxes	(3,538)	(4,156)
Tax expense (benefit)	—	(1,482)
Net loss	$(3,538)	$(2,674)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Historically, our primary sources of liquidity have been cash flow from operations and availability under our credit facilities, including the PNC Credit Facility and the Ex-Im Bank Facility.  As a result of the defaults under the PNC Credit Facility and the Ex-Im Bank Facility described below, additional borrowings under the PNC Credit Facility are at the sole discretion of PNC Bank.  As of December 29, 2012, we had $18.5 million in working capital (defined as current assets minus current liabilities).  As of March 15, 2013, unrestricted cash on hand totaled approximately $1.2 million.  As of March 15, 2013, one $9.1 million letter of credit was outstanding under the Ex-Im Bank Facility and collateralized by $2.3 million in cash.  As a result, the Company's ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations, currently depends primarily on cash flow from operations and the timely collection of outstanding invoices.

Cash and the availability of cash could be materially restricted if:

• outstanding invoices billed are not collected or are not collected in a timely manner,
• circumstances prevent the timely internal processing of invoices,
• we lose one or more of our major customers,
• we are unable to win new projects that we can perform on a profitable basis,
• we are unable to obtain the cure or waiver of the defaults under the PNC Credit or Ex-Im Bank Facilities, or
• the availability of borrowings under the PNC Credit Facility is further reduced.

If any such event occurs and continues without remedy, we would be required to consider alternative financing options.  See “Senior Revolving Credit Facility - PNC Credit Facility,” “Ex-IM Bank Facility” below and “Item 1A- Risk Factors” for additional information about existing defaults under the PNC Credit Facility and the Ex-Im Bank Facility.

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

Cash Flows from Operating Activities

Operating activities used $4.9 million in cash in 2012 and provided $5.6 million in cash in 2011. For the year ended December 31, 2012, the changes in working capital were primarily due to decreased trade receivables of $3.7 million, increased accounts payable of $2.3 million and decreased accrued compensation and benefits and other liabilities of $5.0 million. Our days sales outstanding has increased from 64 days for the 12-month period ended December 31, 2011 to 78 days for the 12-month period ended December 31, 2012. The Company manages its billing and client collection processes toward reducing days sales outstanding to the extent practicable. We believe that our allowance for bad debt is adequate to cover any potential non-payment by our customers.

Cash Flows from Investing Activities

Investing activities used cash totaling $3.9 million in 2012, compared to $2.9 million in 2011. In 2012 and 2011, investing activities were primarily attributable to restricted cash requirements related to the Caspian project and PNC Credit Facility, in addition to capital expenditures mainly in the form of leasehold improvements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Future investing activities are anticipated to remain consistent with prior years and include capital additions for leasehold improvements, technical applications software and equipment, such as upgrades to computers, as well as acquisitions. The PNC Credit Facility discussed under “Senior Revolving Credit Facility – PNC Credit Facility” below limits annual capital expenditures to $3.5 million and acquisitions require prior approval by PNC Bank.

Cash Flows from Financing Activities

Financing activities provided cash totaling $9.5 million in 2012 and used cash totaling $2.7 million in 2011. During 2012 and 2011, our primary financing mechanism was our line of credit under the PNC Credit Facility and its predecessor the Wells Fargo Credit Facility. The line of credit was used principally to finance working capital requirements. During 2012, our borrowings under the line of credit were $205.3 million in the aggregate and we repaid an aggregate of $194.8 million.  During 2011, our borrowings under the line of credit were $159.9 million in the aggregate and we repaid an aggregate of $162.2 million.

We anticipate that future cash flows from financing activities will be borrowings, payments on the line of credit and payments on long-term debt instruments. Line of credit fluctuations are a function of timing related to operations, obligations and payments received on accounts receivable.

Senior Revolving Credit Facility - PNC Credit Facility

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

Revolving Advances - Each Lender, severally and not jointly, will make revolving advances to the Company in aggregate amounts outstanding at any time equal to such Lender's Commitment Percentage of the lesser of (a) $35.0 million less the maximum undrawn amount on all outstanding letters of credit, or (b) an amount equal to the sum of: (i) up to 85% of Eligible Receivables, plus (ii) up to the lesser of (x) up to 85% of Eligible Extended Term Receivables or (y) $3.0 million, plus (iii) up to the lesser of (x) up to 85% of Eligible Government Receivables or (y) $800,000, plus (iv) up to the lesser of (x) 75% of Eligible Unbilled Receivables or (y) $8.5 million; provided, however, that no more than $800,000 of the amount resulting from the calculation of this part (iv) may be attributable to Eligible Unbilled Receivables owed by Government Customers, plus (v) up to the lesser of (x) up to 50% of Eligible Costs in Excess of Billings or (y) $4.0 million, minus (vi) the Maximum Undrawn Amount of all outstanding letters of credit, minus (vii) such reserves as Agent may deem proper and necessary in the exercise of its discretion. Certain of the percentages and dollar amounts discussed above may be increased or decreased by Agent at any time, so long as such increase or decrease is reasonable and done in good faith.

Interest - Any Loans will bear interest at (a) the sum of the Alternate Base Rate (defined as a fluctuating rate equal to the highest of (x) the commercial lending rate of Agent as publicly announced and in effect on such day, (y) the daily federal funds open rate as quoted by ICAP North America, Inc. in effect on such day plus 1/2 of 1%, and (z) the Daily Libor Rate plus 1% (with the Daily LIBOR Rate determined by taking the LIBOR rate published in the Wall Street Journal and dividing it by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin (defined below) for Domestic Rate Loans or (b) the sum of the Eurodollar Rate (defined as a fluctuating rate determined by Agent by dividing the quoted LIBOR rate by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin with respect to Eurodollar Rate Loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Collateral - All obligations of the Company under the loan agreement are secured by a first priority perfected lien against any and all personal property assets of the Company (other than certain excluded property, including certain accounts receivable related to the Caspian Pipeline Consortium pledged under the Ex-Im Transaction Specific Credit Agreement dated as of July 13, 2011 between ENGlobal US and Wells Fargo Bank).

Term - All Loans and all other obligations outstanding under the loan agreement shall be payable in full on May 29, 2015, unless otherwise terminated pursuant to the terms of the loan agreement.

Covenants - The loan agreement requires the Company to comply with various financial, affirmative and negative covenants affecting their businesses and operations, including:

•
Maintain as of the last day of each applicable period a Tangible Net Worth at least equal to the amount set forth for such period: (a) for each of the fiscal quarters ending June 30, 2012, September 29, 2012 and December 29, 2012, a minimum Tangible Net Worth of 90% of the Tangible Net Worth of the Company on a consolidated basis on the Closing Date, and (b) for the fiscal quarter ending March 31, 2013, and as of the last day of each fiscal quarter thereafter, a minimum Tangible Net Worth equal to that required on December 29 of the immediately preceding fiscal year plus (i) 75% of the Company’s after tax net income for such year if such after tax net income is greater than $0, or (ii) $0, if the Company’s after tax net income for such year is less than or equal to $0.

•
Maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, measured as of (a) June 30, 2012, for the fiscal quarter then most recently ended, (b) September 29, 2012, for the two fiscal quarter period then most recently ended, (c) December 29, 2012, for the three fiscal quarter period then most recently ended, (d) March 31, 2013 and as of the last day of each fiscal quarter thereafter, for the four fiscal quarter period then most recently ended.

•	Maintain at all times Average Excess Availability of not less than $3.5 million measured monthly as of the last day of the month.
•
Not permit the aggregate amount of all costs and expenses incurred in connection with the Company's performance of its Caspian project obligations to exceed the aggregate amount of cash receipts attributable to the Caspian Contracts by more than the following amounts: (a) for the month ending June 30, 2012, $6.5 million, (b) for the month ending September 29, 2012, $1.0 million, and (c) for the month ending December 29, 2012, $0.

•	The Company will not be party to mergers, acquisitions, consolidations, reorganizations or similar transactions.
•	The Company will not sell, lease, transfer or otherwise dispose of any of their properties or assets (subject to certain exceptions set forth in the Loan Agreement).
•
The Company will not contract for, purchase or make any expenditure or commitment for capital expenditures in the fiscal year ending December 29, 2012 and in any fiscal year thereafter, in an aggregate amount in excess of $3.5 million.

•
The Company will not declare or pay any dividend or distribution on any shares of common or preferred stock or use any funds, property or assets to repurchase or otherwise retire any common or preferred stock.

Compliance with Covenants and Fulfillment of Conditions - As of September 29, 2012 and thereafter, the Company was not in compliance with the covenants described below:

•	The Company did not maintain Tangible Net Worth of at least 90% of the Borrowers' Tangible Net Worth as of the closing date of the PNC Credit Facility.
•	The Company did not maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00 measured for the two fiscal quarter periods then most recently ended.
•	The Company did not maintain Average Excess Availability of not less than $3.5 million for the fiscal monthly period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forbearance Agreements

On September 27, 2012, the Company entered into the First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement (the "Forbearance Agreement"), with the Lenders regarding the PNC Credit Facility.  Under the terms of the Forbearance Agreement, the Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility, with respect to events of default, including those discussed above. The "Forbearance Period" commenced on the Effective Date and ended on October 31, 2012.  On October 30, 2012, the Forbearance Period was extended to November 15, 2012.  On November 14, 2012, the Forbearance Period was extended to November 30, 2012.

Under the terms of the Forbearance Agreement, the Company was required to retain, for the duration of the Forbearance Period, a consultant to provide an exit plan, in form and substance satisfactory to the Agent, and services as are reasonably necessary to facilitate the Company’s ability to operate in compliance with the terms of the loan agreement.  In addition, under the terms of the Forbearance Agreement, during the Forbearance Period and subject to the other conditions set forth in the loan agreement and the Forbearance Amendment, the Lenders may, in their sole and absolute discretion, make revolving advances to the Company in such portions and at the times set forth in the loan agreement, which advances will bear interest at the default rate of interest (currently 7%).

On December 18, 2012, the Company entered into the Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension (the “Second Amendment”).  Under the terms of the Second Amendment, the Lenders agreed to continue to forbear, during the Second Forbearance Period (as described below), from exercising their rights and remedies, under the PNC Credit Facility in respect of the Subject Events of Default (as described below); provided, however, that Agent may, but is not obligated to, collect the accounts and proceeds of other collateral under the Credit Agreement and apply such collections and proceeds to the obligations under the Credit Agreement and impose the default rate of interest under the Credit Agreement. The “Second Forbearance Period” commenced on September 27, 2012 and ends on the earlier to occur of (a) 5:00 p.m. (Dallas, Texas time) on April 30, 2013; or (b) the date that any forbearance default (which includes certain events of bankruptcy and any default or event of default under the Credit Agreement other than the Subject Events of Default) occurs; provided, however, the Forbearance Period will expire on (i) January 10, 2013 if Agent is not provided a copy of the final report prepared by Simmons of its analysis of the strategic restructuring options available to the Board of Directors of the Company or (ii) January 31, 2013 if the Board of Directors of the Company fails to act in a manner consistent with the strategic recommendations of Simmons set forth in the final report in a manner acceptable to Agent in its Permitted Discretion (as defined in the Credit Agreement).

The “Subject Events of Default” include the following existing events of default and anticipated additional events of default under the Credit Agreement: (i) failure to comply with the Tangible Net Worth and Fixed Charge Coverage Ratio financial covenants for the fiscal quarter ended June 30, 2012, September 29, 2012 and December 29, 2012, (ii) failure to maintain Average Excess Availability for the month ended August 31, 2012 and thereafter, (iii) failure to comply with the Borrowing Base Certificate delivery requirements for the months ending May 31, 2012 and thereafter, (iv) failure to comply with the monthly financial statement delivery requirements for the month ending July 31, 2012 and thereafter, (v) failure to comply with the Credit Agreement as a result of cross default under the EX-IM Transaction Specific Credit Agreement dated July 13, 2011; (vi) failure to comply with the Tangible Net Worth and Fixed Charge Coverage Ratio financial covenants for the fiscal quarter ending September 29, 2012 and December 29, 2012, and (vii) failure to maintain Average Excess Availability throughout the Forbearance Period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Under the terms of the Second Amendment, the Maximum Revolving Amount will be reduced from $35 million beginning on February 1, 2013 as follows: $31.5 million for the period from February 1, 2013 through and including April 29, 2013, and $26.5 million for the period from April 30, 2013 through and including the last day of the term, which is presently May 29, 2015.

Under the terms of the Second Amendment, during the Second Forbearance Period, the Borrowers are not required to comply with the financial covenants relating to Tangible Net Worth, Fixed Charge Coverage Ratio and Average Excess Availability (as each of those terms are defined in the Credit Agreement).  However, the Company will be required to comply, during the Second Forbearance Period, with the following new financial covenant: a minimum EBITDAR (as defined below) as set forth in the table below for such month:

Period	Required Amount
For month ending: December 31, 2012	$(1,880,000)
For month ending: January 31, 2013	$(1,971,000)
For month ending: February 28, 2013	$(2,088,000)
For month ending: March 31, 2013	$(2,127,000)
For month ending: April 30, 2013	$(2,207,000)

“EBITDAR” means for any period the sum of (i) EBITDA plus (ii) restructuring fees, costs and expenses of Borrowers incurred during the Forbearance Period in connection with the restructuring of Borrowers and their operations to the extent included in determining net income of Borrowers. The Company was in compliance with this covenant as of December 31, 2012 and continued to exceed the requirement for the months of January and February 2013.

Under the terms of the Second Amendment, during the Second Forbearance Period, (a) the Borrowers have agreed to continue to retain their consultant to perform the scope of duties agreed to by Agent and the Lenders, dated October 30, 2012 and (b) ENGlobal US has agreed to provide the Agent with weekly updates.  In consideration of the Second Amendment, Borrowers agreed to pay the Lenders an amendment fee of $262,500.

On March 8, 2013, the agent under the PNC Credit Facility notified the Company that the Second Forbearance Period had expired on January 31, 2013 by reason of the failure of the Board of Directors of the Company to act in manner consistent with the strategic recommendations set forth in the final report prepared by Simmons and, as a result, effective March 15, 2013, (i) the Maximum Revolving Amount was reduced from $31.5 million to $27.5 million and (ii) Eligible Costs in Excess of Billings will be reduced to $1 million through March 31, 2013, $500,000 from April 1, 2013 through April 15, 2013 and $0 thereafter to the maturity date.  While we have notified the agent that we do not believe that the forbearance period has expired under the terms of the applicable agreements, and continue to discuss with our lenders the terms under which existing defaults may be cured or waived, there can be no assurance that we can obtain an extension of the forbearance periods under the PNC Credit Facility and Ex-Im Bank Facility or to otherwise obtain the cure or waiver of the defaults thereunder.  See “Item 1A.  Risk Factors – Risks Related to our Business, Industry and Strategy - If we are unable to obtain an extension of the forbearance periods under our credit facilities or otherwise obtain the cure or waiver of defaults under our credit facilities, our business may be materially and adversely affected and we may be forced to sharply curtail or cease operations.”  As of March 15, 2013, the balance outstanding on the PNC Credit Facility was $20.9 million.

Ex-Im Bank Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project.  The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project.  As of the date of this filing, there was one $9.1 million letter of credit outstanding under this facility.  This letter of credit was collateralized by $6.1 million and $2.3 million in cash at December 29, 2012 and December 31, 2011, respectively. In the near term, the Company intends to keep the Ex-Im Bank Facility with Wells Fargo until the CPC project has receivables from the Russian portion of the project that are at a sufficient level for borrowing base collateral coverage and this facility is transferred to our new senior lender.

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

•	The Company will maintain as of the last day of each applicable period a Tangible Net Worth ratio not greater than 2.25 to 1.0.
•	The Company will maintain a Fixed Charge Coverage Ratio of not less than 1.75 to 1.00, measured as of each fiscal quarter end commencing September 30, 2011, determined on a rolling 4-quarter basis.

Compliance with Covenants: As of September 29, 2012 and thereafter, the Company was not in compliance with the covenants described below:

•	The Company did not maintain a Tangible Net Worth ratio greater than 2.25 to 1.0.
•	The Company did not maintain a Fixed Charge Coverage Ratio of not less than 1.75 to 1.00 measured for the rolling four quarter period ended September 29, 2012 and thereafter.

On January 11, 2013, we entered into the Limited Forbearance Agreement with respect to the Ex-Im Bank Facility, whereby the lenders agreed to continue to forbear until April 30, 2013, subject to certain conditions, from exercising their rights and remedies, under the Ex-Im Bank Facility in respect of certain events of default, including those described above.

As of December 29, 2012, the Company had other outstanding letters of credit totaling approximately $1.5 million primarily for additional performance support to our CPC project and to cover self-insured deductibles under both our general liability and our workers' compensation insurance policies.

Long-term Notes Receivable

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000. On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  Of that amount, $845,529 is still being held by the court pending the outcome of continuing litigation regarding the claims of one subcontractor.  As of the date of this report, the amount is still being held by the court.

In each the fourth quarter of 2012 and first quarter of 2013, the Company entered into separate agreements to sell its entire Field Solutions segment. The sale of the Inspection division in the first quarter of 2013 resulted in a note of $1.9 million and the sale of the Land and Right-of-Way division in the fourth quarter of 2012 resulted in a note of $3.0 million.  Each note will be paid out over a four year period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounts Receivable Management

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased to $52.5 million as of December 29, 2012 from $54.0 million as of December 31, 2011. The number of days sales outstanding for trade accounts receivable increased from 64 days at December 31, 2011 to 78 days at December 29, 2012. Bad debt expense was approximately 0.4% and 0.3% of revenue for the years ended December 29, 2012 and December 31, 2011, respectively. We increased our allowance for doubtful accounts from $1.8 million to $2.6 million or 3.2% and 4.7% of trade accounts receivable balance for each of the years 2011 and 2012, respectively. We continue to manage this portion of our business very carefully.

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

On occasion, we serve as purchasing agent by procuring subcontractors, material and equipment on behalf of a client and passing the cost on to the client with no mark-up or profit. Revenue and cost for these types of purchases are not included in total revenue and cost. For financial reporting, this “pass-through” type of transaction is reported net. We had $3.6 million of pass-through transactions in 2011 and none in 2012.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management uses contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $4.4 million in contingency. Losses on contracts are recorded in full as they are identified.

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

Goodwill

Goodwill has an indefinite useful life.  Goodwill is not amortized but, instead, tested at least annually for impairment.  Because of deteriorating market conditions, declining financial performance and the decision to sell several of our assets, we made a decision to perform an interim assessment of the carrying value of our goodwill as of September 29, 2012. ASC Topic 350-20-35 requires a two-step process, (1) determining the fair value of the reporting units and (2) measuring the amount of the impairment if the carrying amount exceeds the fair value of the reporting unit.

In determining fair value of the reporting segments, we reviewed cash flow projections, the weighted average cost of capital and the sustainable growth rate.  As a result of this review, we concluded the carrying amount exceeded the fair value of our Engineering and Construction segment and the Land and Right-of-Way division in our Field Solutions segment and recorded a goodwill impairment of approximately $16.9 million as of September 29, 2012.  Of this amount, approximately $14.5 million related to continuing operations and approximately $2.4 million relating to discontinued operations.  In the fourth quarter, we divested approximately $2.8 million in goodwill in the Field Solutions segment as a result of the closing of the sale of the Land and Right-of-Way division.   Summarized financial information for goodwill is shown below:

Description of Segment	Balance at December 31, 2011	Impairments and Divestitures	Balance at December 29, 2012
	(dollars in thousands)
Engineering and Construction	$15,287	$(14,567)	$720
Automation	2,086	—	2,086
Field Solutions (discontinued operations)*	5,241	(5,241)	—
Total	$22,614	$(19,808)	$2,806

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company had net deferred tax asset balances of $0 million and $5.2 million as of December 29, 2012 and December 31, 2011, respectively. These net deferred tax assets are identified in Footnote 15 to the financial statements.
ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of December 29, 2012. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $17.4 million has been provided against deferred tax assets as of December 29, 2012.

The Company had a federal net operating loss carry-forward at December 29, 2012 of approximately $17.5 million which will be available for carryforward through 2032. The Company also has a foreign net operating loss carry-forward at December 29, 2012 of approximately $0.5 million. This loss is available for utilization through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada, ULC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk relates to its variable-rate line of credit debt obligation, which totaled $26.8 million and $16.4 million as of December 29, 2012 and December 31, 2011, respectively. Assuming a 10% increase in the interest rate on this variable-rate debt obligation (i.e., an increase from the actual average interest rate of 7.20% as of December 29, 2012, to an average interest rate of 7.92%), annual interest expense would have been approximately $180,000 higher in 2012 based on our annual average line of credit obligations. Due to the significant losses we incurred during 2012, we have defaulted on certain financial covenants under the PNC Credit Facility, resulting in an increase of the interest rates in that agreement. This increase not only resulted in the increased annual interest expense but also additional fees related to the forbearance agreements under the PNC Credit Facility and the Ex-Im Bank Facility. The Company does not have any interest rate swap or exchange agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statements

Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations, stockholders' equity and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and is in default of its debt agreements. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP
Hein & Associates LLP
Houston, Texas

April 15, 2013

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS	December 29,	December 31,
	2012	2011
Current Assets:
Cash and cash equivalents	$738	$26
Restricted cash	6,135	2,275
Trade receivables, net of allowances of $2,593 and $1,792	52,470	54,020
Prepaid expenses and other current assets	1,626	880
Notes receivable	1,243	514
Costs and estimated earnings in excess of billings on uncompleted contracts	3,840	6,790
Assets held for sale	57	9,135
Federal and state income taxes receivable	582	103
Deferred tax asset	—	3,989
Total Current Assets	66,691	77,732
Property and equipment, net	2,997	3,260
Goodwill	2,806	17,373
Other intangible assets, net	1,852	2,835
Long-term trade and notes receivable, net of current portion and allowances	3,161	899
Deferred tax asset, non-current	—	1,206
Other assets	1,180	874
Total Assets	$78,687	$104,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,048	$8,363
Accrued compensation and benefits	8,308	11,210
Current portion of long-term debt	26,829	16,602
Deferred rent	608	671
Billings in excess of costs and estimated earnings on uncompleted contracts	4,830	4,421
Liabilities held for sale	99	1,340
Other current liabilities	1,666	3,072
Total Current Liabilities	53,388	45,679
Commitments and Contingencies (Notes 3, 11, 12, and 17)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,114,339 and 26,882,518 shares outstanding and 28,095,438 and 27,803,617 shares issued at December 29, 2012 and December 31, 2011	28	28
Additional paid-in capital	38,482	38,081
Retained earnings	(10,779)	22,822
Treasury stock at cost - 981,099 shares at December 29, 2012 and December 31, 2011	(2,362)	(2,362)
Accumulated other comprehensive income (loss)	(70)	(69)
Total Stockholders' Equity	25,299	58,500
Total Liabilities and Stockholders' Equity	$78,687	$104,179

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands)

	Year Ended December 29,	Year Ended December 31,
	2012	2011
Operating revenues	$227,916	$237,603
Operating costs and expenses:
Operating costs	209,196	216,165
Selling, general, and administrative expenses	25,239	25,582
Goodwill impairment	14,568	—
Total operating costs and expenses	249,003	241,747
Operating loss	(21,087)	(4,144)

Interest expense, net	(1,875)	(1,028)
Other expense, net	(100)	(61)
Loss before income taxes	(23,062)	(5,233)

(Provision) benefit for federal and state income taxes	(7,001)	831
Loss from continuing operations	(30,063)	(4,402)

Loss from discontinued operations, net of taxes	(3,538)	(2,674)
Net Loss	$(33,601)	$(7,076)

Cumulative translation adjustment	(1)	1
WRCC dissolution	—	22
Comprehensive Loss	(33,602)	(7,053)

Loss per common share - Basic and Diluted
Loss from continuing operations	$(1.13)	$(0.16)
Loss from discontinued operations	$(0.12)	$(0.11)
Net Loss	$(1.25)	$(0.27)

Weighted average shares used in computing loss per share (in thousands):
Basic	26,883	26,722
Diluted	26,883	26,722

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Year Ended December 29,	Year Ended December 31,
	2012	2011

Common Stock	$28	$28

Paid-in Capital
Balance at beginning of year	38,081	37,608
Common stock issued	—	23
Stock based compensation	401	450
Deferred tax adjustment	—	—
Balance at end of year	38,482	38,081

Retained Earnings
Balance at beginning of year	22,822	29,920
WRCC dissolution	—	(22)
Net income (loss)	(33,601)	(7,076)
Balance at end of year	(10,779)	22,822

Treasury Stock	(2,362)	(2,362)

Accumulated Other Comprehensive Income (Loss), net of taxes
Balance at beginning of year	(69)	(92)
Foreign currency translation adjustment	(1)	1
WRCC dissolution	—	22
Balance at end of year	(70)	(69)

Total Stockholders' Equity	$25,299	$58,500

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year Ended December 29,	Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(33,601)	$(7,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,919	3,564
Stock-based compensation expense	401	450
Deferred income tax expense (benefit)	6,808	(2,745)
Goodwill impairment	16,964	—
Loss on disposal of property, plant and equipment	—	21
Changes in current assets and liabilities, net of acquisitions:
Trade receivables	3,917	(347)
Notes receivable	2,197	2,527
Costs and estimated earnings in excess of billings on uncompleted contracts	3,088	(1,799)
Prepaid expenses and other assets	(752)	456
Long-term trade receivables	(2,262)	—
Accounts payable	2,255	(636)
Accrued compensation and benefits	(2,674)	(103)
Billings in excess of costs and estimated earnings on uncompleted contracts	251	3,345
Short-term trade payables	—	(1,474)
Other liabilities	(2,906)	2,658
Income taxes receivable (payable)	(479)	6,738
Net cash provided by (used in) operating activities	(4,874)	5,579
Cash Flows from Investing Activities:
Property and equipment acquired	(666)	(664)
Proceeds from sale of division	(113)	—
Proceeds from sale other assets	758	65
Increase in restricted cash	(3,860)	(2,275)
Net cash used in investing activities	(3,881)	(2,874)
Cash Flows from Financing Activities:
Borrowings on line of credit	205,312	159,865
Payments on line of credit	(194,835)	(162,212)
Costs associated with debt issuance, net of amortization	(759)	—
Proceeds from issuance of common stock	—	23
Repayments under capital lease	—	(51)
Other long-term debt repayments	(250)	(354)
Net cash provided by (used in) financing activities	9,468	(2,729)
Effect of Exchange Rate Changes on Cash	(1)	1
Net change in cash	712	(23)
Cash and cash equivalents, at beginning of year	26	49
Cash and cash equivalents, at end of year	$738	$26

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations - ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation.  Our business operations consist of providing engineering and other professional project services related to design, fabrication, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States. Please see “Note 16 - Segment Information” for a description of our segments and segment operations.

Basis of Presentation - The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 29, 2012 and December 31, 2011, and the results of our operations, cash flows and changes in stockholders' equity for the periods ended December 29, 2012 and December 31, 2011. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

On January 1, 2012, we changed from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology. Under this new methodology, each quarter (formerly comprised of 3 calendar months) is comprised of 13 weeks, which includes two 4-week months and one 5-week month.  This change in accounting periods has not had a material effect on the comparability to prior periods.

NOTE 2 - ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Consolidation Policy - Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest after the elimination of all material inter-company accounts and transactions. Currently, all of our subsidiaries are wholly-owned. We also consolidate other entities and ventures in which we possess a controlling interest. We evaluate our financial interests in business enterprises to determine if they represent variable interest entities where we are the primary beneficiary. If such criteria are met, we consolidate the financial statements of such businesses with those of our own. We do not currently hold such interests.

Cash and cash equivalents - Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.  The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible receivables resulting from the Caspian Pipeline Consortium (CPC) project. As of December 29, 2012 and December 31, 2011, these letters of credit were collateralized by $6.1 and 2.3 million, respectively in cash, designated as Restricted Cash in the Company's Consolidated Balance Sheet. Refer to Note 10.

The Company utilizes a cash management system whereby bank accounts are swept daily to reduce outstanding balances on the Company's line of credit. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at a reporting date are reclassified to accounts payable in the financial statements. Amounts reclassified to accounts payable for outstanding checks were $1.4 million and $1.9 million as of December 29, 2012 and December 31, 2011, respectively.

Receivables - Our components of trade receivables includes amounts billed, amounts unbilled, retainage and allowance for doubtful accounts. Subject to our allowance for uncollectible accounts, all amounts are believed to be collectible within a year. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. In estimating the allowance for uncollectible accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for uncollectible accounts.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk - Financial instruments which potentially subject ENGlobal to concentrations of credit risk consist primarily of trade accounts and notes receivable. Although our services are provided largely to the energy sector, management believes the risk due to this concentration is limited because a significant portion of our services are provided under contracts with major integrated oil and gas companies and other industry leaders. When the Company enters into contracts with smaller customers, it incurs an increased credit risk.

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

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated service lives of our asset groups are as follows:

Asset Group	Years
Shop equipment	7-10
Furniture and fixtures	5-7
Computer equipment; Autos and trucks	3-5
Software	3-5

Leasehold improvements are amortized over the term of the related lease. See Note 7 for details related to property and equipment and related depreciation. Expenditures for maintenance and repairs are expensed as incurred. Upon disposition or retirement of property and equipment, any gain or loss is charged to operations.

Debt Issue Costs - Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method. The total amount of debt issue costs capitalized was $870,000 and $0 in 2012 and 2011, respectively.

Goodwill and other intangible assets - Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized and is tested at least annually for impairment. In September 2010, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, bypass the two-step impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012.

We perform a test for impairment each fiscal year and in any period in which impairment indicators arise. The impairment test requires allocating goodwill and all other assets and liabilities to business units referred to as reporting units. Reporting units for the purpose of goodwill impairment calculations are components one level below our reportable operating segments for which discreet financial information is available and reviewed by segment management. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets - Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount is deemed not recoverable if it exceeds the undiscounted sum of the cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors.

Revenue Recognition - Our revenue is comprised of engineering, construction management and procurement service fees and sales of control systems that we design and fabricate. In general, we recognize revenues when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collection is reasonably assured. The Company recognizes service revenue as the services are performed. The majority of the Company's engineering services are provided under time-and-material contracts. Some time-and-material contracts may have upper limits referred to as "not-to-exceed" amounts. Revenue is not recognized over these amounts until a change order or authorization by the client has been given. A majority of sales of fabricated systems are under fixed-price contracts that may also include a service element covered under that contract price.

We sometimes serve as purchasing agent by procuring subcontractors, materials and equipment on behalf of a client and pass the cost on to the client with no mark-up or profit. Revenues and costs for these “pass-through” transactions are reported net.  We had $3.6 million of pass-through transactions in 2011.

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

Pre-Contract Costs - The Company expenses pre-contract costs, also referred to as proposal costs, as they are incurred. Pre-contract costs incurred for a specific anticipated contract and that will result in no future benefits, unless the contract is obtained, should not be included in contract costs or inventory before the receipt of the contract. Costs related to anticipated contracts are charged to expenses as incurred because recovery is not considered probable and such expenses are not reinstated by a credit to income on the subsequent receipt of the contract.

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

Earnings (loss) per share - The Company's basic earnings (loss) per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units under the treasury stock method, if including such potential shares of common stock is dilutive. Because the Company has incurred losses for all periods presented, these common stock equivalents were antidilutive, thus not included in the calculation of earnings (loss) per share.

Comprehensive Loss - Comprehensive loss includes net loss and other comprehensive income (loss) items. Currently our other comprehensive loss is comprised of unrealized foreign exchange gains and losses.  In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the presentation option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate, but consecutive, statements. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and the adoption of this standard did not have a material effect on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company has been operating under difficult circumstances in 2012.  For the year ended December 29, 2012, the Company reported a net loss of approximately $33.6 million that included a non-cash charge of approximately $16.9 million relating to a goodwill impairment and a non-cash charge of approximately $6.8 million relating to a valuation allowance established in connection with the Company’s deferred tax assets.   During 2012, our net borrowings under our revolving credit facilities have increased approximately $10.5 million to fund our operations.  Due to challenging market conditions, our revenues and profitability have declined during 2012.  As a result, we have failed to comply with several financial covenants under our credit facilities resulting in defaults.  Although we have sold assets and reduced personnel in an attempt to improve our liquidity position, we cannot assure you that we will be successful in obtaining the cure or waiver of the defaults under the respective credit facilities.   If we fail to obtain the cure or waiver of the defaults under the facilities after any forbearance period, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  As a part of our efforts to improve our cash flow and restore our financial relationship with our lenders under the PNC Credit Facility, we engaged an investment banking firm to pursue strategic alternatives on behalf of the Company and a consulting firm to assist the Company with cost cutting efforts.

NOTE 4 - DISCONTINUED OPERATIONS

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and that it did not fit within the future strategic plan due to its operational differences.  As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. The Company was unable to sell the Electrical Services group as planned and decided to dispose of substantially all of the group’s remaining assets. During the third quarter of 2012, the Company completed the disposal of the group’s remaining assets concurrent with the completion of the last remaining lump sum project. The Company has no continuing involvement with these operations.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2012, the Company entered into a definitive agreement to sell its Field Solutions segment. The Field Solutions segment included the Land and Right-of-Way and Inspection divisions, primarily serving pipeline and electric power companies. On November 2, 2012, the Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment effective October 26, 2012, and retained the Inspection division pursuant to the terms of the amended definitive agreement.  The transaction was valued at approximately $7.5 million, consisting of approximately $4.5 million in retained working capital and a $3.0 million promissory note payable to the Company over four years.

Subsequent to year end, effective January 3, 2013, the Company completed the divestiture of the Inspection division.  The transaction was valued at approximately $7.9 million, consisting of $1.0 million cash at closing, $5.0 million in retained working capital and a $1.9 million promissory note payable to the Company over four years.

The operations of the Electrical Services group and the Field Solutions segment have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The remaining net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Loss from discontinued operations, net of taxes".  Summarized financial information for the discontinued operations is shown below:

	December 29,	December 31,
Statement of Operations Data:	2012	2011
	(dollars in thousands)
Revenues	$60,822	$92,551
Operating costs	62,076	96,708
Operating loss	(1,254)	(4,157)
Goodwill impairment	(2,397)	—
Other income/Gain on sale	113	1
Total loss before taxes	(3,538)	(4,156)
Tax expense (benefit)	—	(1,482)
Net loss	$(3,538)	$(2,674)

Balance Sheet Data:	December 29, 2012	December 31, 2011
	(dollars in thousands)
Assets:
Trade receivables	$—	$2,391
Cost/earnings in excess of billings on uncompleted contracts	—	138
Property and equipment, net	48	372
Goodwill and other assets	9	6,234
Total assets held for sale	$57	$9,135
Liabilities:
Accounts payable	$—	430
Accrued compensation and benefits	99	(50)
Billings/earnings in excess of costs on uncompleted contracts	—	158
Other current liabilities	—	802
Total liabilities held for sale	$99	$1,340

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 29, 2012 and December 31, 2011, are as follows:

	2012	2011
	(dollars in thousands)
Amounts billed	$35,549	$40,202
Amounts unbilled	15,500	15,196
Retainage	4,014	414
Less: Allowance for uncollectible accounts	(2,593)	(1,792)
Trade receivables, net	$52,470	$54,020

Subject to our allowance for uncollectible accounts, all amounts listed are believed to be collectible within a year. The billed accounts receivable amount includes $693,000 in claims subject to uncertainty concerning their determination or ultimate realization due to bankruptcy issues. These claims are fully accounted for in our allowance for uncollectible accounts. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. A receivable related to litigation is a component of our long-term receivables balance of $0.9 million as of December 29, 2012 and December 31, 2011 (see Note 17).

The components of short term and long term notes receivable as of December 29, 2012 and December 31, 2011, are as follows:

	2012	2011
	(dollars in thousands)
Aspen	$514	$514
Steele	729	—
Total short term notes receivable	$1,243	$514

SLE	$894	$899
Steele	2,267	—
Total long term notes receivable	$3,161	$899

The Aspen note bears interest at 6% per annum, payable in three installments based upon certain events.  The Steele note is a four year note, bearing interest at 8% per annum, payable in annual installments beginning November 1, 2013 and maturing November 1, 2016.  The SLE judgment is still being held by the court pending the outcome of continuing litigation (see Note 17).

The components of other current liabilities are as follows as of December 29, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Accrual for known contingencies	$701	$2,061
Customer prepayments	694	655
Accrued interest and other	271	356
Other current liabilities	$1,666	$3,072

Our reserve for known contingencies consists primarily of litigation accruals and related legal fees and earn-out amounts that may become due under the terms of acquisition agreements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 29, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Computer equipment and software	$8,598	$8,397
Shop equipment	1,441	1,422
Furniture and fixtures	1,380	1,380
Building and leasehold improvements	3,400	2,905
Autos and trucks	528	429
	$15,347	$14,533
Accumulated depreciation and amortization	(12,499)	(11,417)
	$2,848	$3,116
Leasehold improvements and software implementations in process	149	144
Property and equipment, net	$2,997	$3,260

Depreciation expense was approximately $1.0 million and $1.4 million for the years ended December 29, 2012 and December 31, 2011, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill has an indefinite useful life.  Goodwill is not amortized but, instead, tested at least annually for impairment.  Our annual goodwill impairment analysis for the year ended December 31, 2011 indicated that the fair value of all of our reporting units exceeded their carrying value in excess of 45%; therefore, no goodwill impairment charges were required for any of our reporting units for the period.

Because of deteriorating market conditions in 2012, our declining financial performance and the decision to sell several of our assets, we performed an interim assessment of the carrying value of our goodwill as of September 29, 2012.  ASC Topic 350-20-35 requires a two-step process, (1) determining the fair value of the reporting units and (2) measuring the amount of the impairment if the carrying amount exceeds the fair value of the reporting unit.  In determining fair value of the reporting segments, we reviewed cash flow projections, the weighted average cost of capital and the sustainable growth rate.  As a result of this review, we concluded the carrying amount exceeded the fair value of our Engineering and Construction segment and the Land and Right-of-Way division in our Field Solutions segment and recorded a goodwill impairment of approximately $16.9 million as of September 29, 2012.  Of this amount, approximately $14.5 million related to continuing operations and approximately $2.4 million related to discontinued operations.  In the fourth quarter, we divested approximately $2.8 million in goodwill in the Field Solutions segment as a result of the closing of the sale of the Land and Right-of-Way division.  Summarized financial information for goodwill is shown below:

Description of Segment	Balance at December 31, 2011	Impairments and Divestitures	Balance at December 29, 2012
	(dollars in thousands)
Engineering and Construction	$15,287	$(14,567)	$720
Automation	2,086	—	2,086
Field Solutions*	5,241	(5,241)	—
Total	$22,614	$(19,808)	$2,806

* Amounts are included in Assets held for sale and Loss from discontinued operations, net of taxes

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets - Our identifiable intangible assets are comprised primarily of non-competition covenants, customer relationships and developed technology acquired through acquisitions. The following table summarizes the cost and accumulated amortization for each of our intangible asset groups as of December 29, 2012 and December 31, 2011:

	Non-competition Covenants	Customer Relationships	Developed Technology	Total
	(dollars in thousands)
As of December 29, 2012
Intangible assets	$4,420	$6,347	$909	$11,676
Less: accumulated amortization	4,185	5,306	333	9,824
Intangible assets, net	$235	$1,041	$576	$1,852
As of December 31, 2011
Intangible assets	$4,420	$6,347	$909	$11,676
Less: accumulated amortization	4,010	4,619	212	8,841
Intangible assets, net	$410	$1,728	$697	$2,835

Intangible assets are amortized using the straight-line method based on their estimated useful lives. Expected amortization expense related to our amortizable intangible assets is as follows:

Year Ending	Non-competition Covenants	Customer Relationships	Developed Technology	Total
	(dollars in thousands)
December 28, 2013	$152	609	121	882
December 27, 2014	72	356	122	550
December 26, 2015	11	76	121	208
December 31, 2016	—	—	121	121
December 30, 2017	—	—	91	91
	$235	$1,041	$576	$1,852

Amortization expense was approximately $0.9 million and $2.0 million for the years ended December 29, 2012 and December 31, 2011, respectively.

NOTE 8 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 29, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Costs incurred on uncompleted contracts	$51,649	$43,455
Estimated earnings on uncompleted contracts	3,216	5,591
Earned revenues	54,865	49,046
Less: billings to date	55,855	46,677
Net costs/earnings in excess of billings on uncompleted contracts	$(990)	$2,369
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,840	$6,790
Billings in excess of costs/earnings on uncompleted contracts	(4,830)	(4,421)
Net costs/earnings in excess of billings on uncompleted contracts	$(990)	$2,369

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $4.4 million in contingency amounts as of December 29, 2012 compared to $5.5 million as of December 31, 2011. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.4 million as of December 29, 2012 compared to $0.3 million as of December 31, 2011.

NOTE 9 - LINE OF CREDIT AND DEBT

Short-term debt consisted of the following at December 29, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Wells Fargo Credit Facility	$—	$16,352
PNC Credit Facility	26,829
Notes that are subordinate to the credit facility and are unsecured:
Control Dynamics International, L.P.	—	250
Total debt	$26,829	$16,602

The rate applicable to the PNC Credit Facility line of credit outstanding at December 29, 2012 was 7% and fluctuates with the prime rate. The rate applicable to the Wells Fargo Credit Facility line of credit outstanding at December 31, 2011 was 4%.

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

Revolving Advances: Each Lender, severally and not jointly, will make revolving advances to the Company in aggregate amounts outstanding at any time equal to such Lender's Commitment Percentage of the lesser of (a) $35.0 million less the maximum undrawn amount on all outstanding letters of credit, or (b) an amount equal to the sum of: (i) up to 85% of Eligible Receivables, plus (ii) up to the lesser of (x) up to 85% of Eligible Extended Term Receivables or (y) $3.0 million, plus (iii) up to the lesser of (x) up to 85% of Eligible Government Receivables or (y) $800,000, plus (iv) up to the lesser of (x) 75% of Eligible Unbilled Receivables or (y) $8.5 million; provided, however, that no more than $800,000 of the amount resulting from the calculation of this part (iv) may be attributable to Eligible Unbilled Receivables owed by Government Customers, plus (v) up to the lesser of (x) up to 50% of Eligible Costs in Excess of Billings or (y) $4.0 million, minus (vi) the Maximum Undrawn Amount of all outstanding letters of credit, minus (vii) such reserves as Agent may deem proper and necessary in the exercise of its discretion. Certain of the percentages and dollar amounts discussed above may be increased or decreased by Agent at any time, so long as such increase or decrease is reasonable and done in good faith.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest: Any Loans will bear interest at (a) the sum of the Alternate Base Rate (defined as a fluctuating rate equal to the highest of (x) the commercial lending rate of Agent as publicly announced and in effect on such day, (y) the daily federal funds open rate as quoted by ICAP North America, Inc. in effect on such day plus 1/2 of 1%, and (z) the Daily Libor Rate plus 1% (with the Daily LIBOR Rate determined by taking the LIBOR rate published in the Wall Street Journal and dividing it by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin (defined below) for Domestic Rate Loans or (b) the sum of the Eurodollar Rate (defined as a fluctuating rate determined by Agent by dividing the quoted LIBOR rate by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin with respect to Eurodollar Rate Loans.

Collateral: All obligations of the Company under the loan agreement are secured by a first priority perfected lien against any and all personal property assets of the Company (other than certain excluded property, including certain accounts receivable related to the Caspian Pipeline Consortium pledged under the Ex-Im Transaction Specific Credit Agreement dated as of July 13, 2011 between ENGlobal US and Wells Fargo Bank).

Term: All Loans and all other obligations outstanding under the loan agreement shall be payable in full on May 29, 2015, unless otherwise terminated pursuant to the terms of the loan agreement.

Covenants: The loan agreement requires the Company to comply with various financial, affirmative and negative covenants affecting their businesses and operations, including:

•
Maintain as of the last day of each applicable period a Tangible Net Worth at least equal to the amount set forth for such period: (a) for each of the fiscal quarters ending June 30, 2012, September 29, 2012 and December 29, 2012, a minimum Tangible Net Worth of 90% of the Tangible Net Worth of the Company on a consolidated basis on the Closing Date, and (b) for the fiscal quarter ending March 31, 2013, and as of the last day of each fiscal quarter thereafter, a minimum Tangible Net Worth equal to that required on December 31 of the immediately preceding fiscal year plus (i) 75% of the Company’s after tax net income for such year if such after tax net income is greater than $0, or (ii) $0, if the Company’s after tax net income for such year is less than or equal to $0.

•
Maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, measured as of (a) June 30, 2012, for the fiscal quarter then most recently ended, (b) September 29, 2012, for the two fiscal quarter period then most recently ended, (c) December 29, 2012, for the three fiscal quarter period then most recently ended, (d) March 31, 2013 and as of the last day of each fiscal quarter thereafter, for the four fiscal quarter period then most recently ended.

•	Maintain at all times Average Excess Availability of not less than $3.5 million measured monthly as of the last day of the month.
•
Not permit the aggregate amount of all costs and expenses incurred in connection with the Company's performance of its Caspian project obligations to exceed the aggregate amount of cash receipts attributable to the Caspian Contracts by more than the following amounts: (a) for the month ending June 30, 2012, $6.5 million, (b) for the month ending September 29, 2012, $1.0 million, and (c) for the month ending December 29, 2012, $0.

•	The Company will not be party to mergers, acquisitions, consolidations, reorganizations or similar transactions.
•	The Company will not sell, lease, transfer or otherwise dispose of any of their properties or assets (subject to certain exceptions set forth in the Loan Agreement).
•
The Company will not contract for, purchase or make any expenditure or commitment for capital expenditures in the fiscal year ending December 29, 2012 and in any fiscal year thereafter, in an aggregate amount in excess of $3.5 million.

•
The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or use any funds, property or assets to repurchase or otherwise retire any common or preferred stock.

Compliance with Covenants and Fulfillment of Conditions: As of September 29, 2012 and thereafter, the Company was not in compliance with the certain financial covenants.

On September 27, 2012, the Company entered into the First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement (the "Forbearance Agreement"), with the Lenders regarding the PNC Credit Facility.  Under the terms of the Forbearance Agreement, the Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility, with respect to events of default, including those discussed above. The "Forbearance Period" commenced on the Effective Date and ended on October 31, 2012.  On October 30, 2012, the Forbearance Period was extended to November 15, 2012.  On November 14, 2012, the Forbearance Period was extended to November 30, 2012.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Forbearance Agreement, the Company was required to retain, for the duration of the Forbearance Period, a turnaround consultant to provide a turnaround or exit plan, in form and substance satisfactory to the Agent, and services as are reasonably necessary to facilitate the Company's ability to operate in compliance with the terms of the loan agreement.  Deloitte was engaged to perform these services.  In addition, under the terms of the Forbearance Agreement, during the Forbearance Period and subject to the other conditions set forth in the loan agreement and the Forbearance Amendment, the Lenders may, in their sole and absolute discretion, make revolving advances to the Company in such portions and at the times set forth in the loan agreement, which advances will bear interest at the default rate of interest (currently 7%).

On December 18, 2012, the Company entered into the Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension (the “Second Amendment”).  Under the terms of the Second Amendment, the Lenders agreed to continue to forbear, during the Second Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility in respect of the Subject Events of Default (as defined below); provided, however, that Agent may, but is not obligated to, collect the accounts and proceeds of other collateral under the Credit Agreement and apply such collections and proceeds to the obligations under the Credit Agreement and impose the default rate of interest under the Credit Agreement. The “Second Forbearance Period” commenced on September 27, 2012 and ends on the earlier to occur of (a) 5:00 p.m. (Dallas, Texas time) on April 30, 2013; or (b) the date that any forbearance default (which includes certain events of bankruptcy and any default or event of default under the Credit Agreement other than the Subject Events of Default) occurs; provided, however, the Forbearance Period will expire on (i) January 10, 2013 if Agent is not provided a copy of the final report prepared by Simmons of its analysis of the strategic restructuring options available to the Board of Directors of the Company or (ii) January 31, 2013 if the Board of Directors of the Company fails to act in a manner consistent with the strategic recommendations of Simmons & Co. set forth in the final report in a manner acceptable to Agent in its Permitted Discretion (as defined in the Credit Agreement).

The “ Subject Events of Default ” include the following existing events of default and anticipated additional events of default under the Credit Agreement: (i) failure to comply with the Tangible Net Worth and Fixed Charge Coverage Ratio financial covenants for the fiscal quarters ended June 30, 2012, September 29, 2012 and December 29, 2012 (ii) failure to maintain Average Excess Availability for the month ended August 31, 2012 and thereafter, (iii) failure to comply with the Borrowing Base Certificate delivery requirements for the months ending May 31, 2012 and thereafter, (iv) failure to comply with the monthly financial statement delivery requirements for the month ending July 31, 2012 and thereafter, (v) failure to comply with the Credit Agreement as a result of cross default under the EX-IM Transaction Specific Credit Agreement dated July 13, 2011, by and between ENGlobal U.S., Inc. and Wells Fargo Bank,; (vi) failure to comply with the Tangible Net Worth and Fixed Charge Coverage Ratio financial covenants for the fiscal quarters ending September 29, 2012 and December 29, 2012, and (vii) failure to maintain Average Excess Availability throughout the Forbearance Period.

Under the terms of the Second Amendment, the Maximum Revolving Amount will be reduced from $35 million beginning on February 1, 2013 as follows: $31.5 million for the period from February 1, 2013 through and including April 29, 2013, and $26.5 million for the period from April 30, 2013 through and including the last day of the term, which is presently May 29, 2015.

Under the terms of the Second Amendment, during the Second Forbearance Period, the Borrowers are not required to comply with the financial covenants relating to Tangible Net Worth, Fixed Charge Coverage Ratio and Average Excess Availability (as each of those terms are defined in the Credit Agreement).  However, the Company will be required to comply, during the Second Forbearance Period, with the following new financial covenant: a minimum EBITDAR (as defined below) as set forth in the table below for such month:

Period	Required Amount
For month ending: December 31, 2012	$(1,880,000)
For month ending: January 31, 2013	$(1,971,000)
For month ending: February 28, 2013	$(2,088,000)
For month ending: March 31, 2013	$(2,127,000)
For month ending: April 30, 2013	$(2,207,000)

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“EBITDAR” means for any period the sum of (i) EBITDA plus (ii) restructuring fees, costs and expenses of Borrowers incurred during the Forbearance Period in connection with the restructuring of Borrowers and their operations to the extent included in determining net income of Borrowers. The Company was in compliance with this covenant as of December 31, 2012 and continued to exceed the requirement in January and February 2013.

Under the terms of the Second Amendment, during the Second Forbearance Period, (a) the Borrowers have agreed to continue to retain Deloitte to perform the scope of duties agreed to by Agent and the Lenders, dated October 30, 2012 and (b) ENGlobal US has agreed to provide Agent with weekly updates of the Simmons -strategic alternative process in form and detail satisfactory to Agent in its sole discretion.  In consideration of the Second Amendment, Borrowers agreed to pay the Lenders an amendment fee of $262,500.

On March 8, 2013, the agent under the PNC Credit Facility notified the Company that the Second Forbearance Period had expired on January 31, 2013 by reason of the failure of the Board of Directors of the Company to act in manner consistent with the strategic recommendations set forth in the final report prepared by Simmons and, as a result, effective March 15, 2013, (i) the Maximum Revolving Amount was reduced from $31.5 million to $27.5 million and (ii) Eligible Costs in Excess of Billings will be reduced to $1 million through March 31, 2013, $500,000 from April 1, 2013 through April 15, 2013 and $0 thereafter to the maturity date.  While we have notified the agent that we do not believe that the forbearance period has expired under the terms of the applicable agreements, and continue to discuss with our lenders the terms under which existing defaults may be cured or waived, there can be no assurance that we can obtain an extension of the forbearance periods under the PNC Credit Facility and Ex-Im Bank Facility or to otherwise obtain the cure or waiver of the defaults thereunder.  As of March 15, 2013, the balance outstanding on the PNC Credit Facility was $20.9 million.

Wells Fargo Credit Facility

In December 2009, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) which provided a 28-month, $25 million senior secured revolving credit facility (“Wells Fargo Credit Facility”). On September 30, 2010, the Company entered into an amendment to the Wells Fargo Credit Facility with Wells Fargo which converted our borrowings from a revolving credit facility to an asset based lending agreement. On August 1, 2011, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo that allowed a maximum available principal amount of $35 million under the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility, terminated concurrent with the closing of the PNC Bank Facility on May 29, 2012.

Ex-Im Bank Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project.  The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project.  As of the date of this filing, there was one $9.1 million letter of credit outstanding under this facility.  This letter of credit was collateralized by $6.1 and 2.3 million in cash at December 29, 2012 and December 31, 2011, respectively. In the near term, the Company intends to keep the Ex-Im Bank Facility with Wells Fargo until the CPC project has receivables from the Russian portion of the project that are at a sufficient level for borrowing base collateral coverage and this facility is transferred to our new senior lender.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Compliance with Covenants: As of September 29, 2012 and thereafter, the Company was not in compliance with certain financial covenants. On January 11, 2013, we entered into the Limited Forbearance Agreement with respect to the Ex-Im Bank Facility, whereby the lenders agreed to continue to forbear until April 30, 2013, subject to certain conditions, from exercising their rights and remedies, under the Ex-Im Bank Facility in respect of certain events of default, including those discussed above.

NOTE 10 - OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 29, 2012 are as follows (dollars in thousands):

Years Ending	Amount
December 28, 2013	$4,414
December 27, 2014	4,041
December 26, 2015	3,788
December 31, 2016	3,171
December 30, 2017 and after	3,209
Total minimum lease payments	$18,623

Rent expense for the years ended December 29, 2012 and December 31, 2011 was $4.3 million and $4.8 million, respectively. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

NOTE 11 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. Effective October 21, 2011, the Company made matching contribution equal to 25% of employee contributions up to 6% of employee compensation for all employees. The Company elected to suspend its match to all employees effective December 29, 2012.  The Company made contributions of $987,207 and $186,519, respectively, for the years ended December 29, 2012 and December 31, 2011.

NOTE 12 - STOCK COMPENSATION PLANS

Stock Options - The Company's 1998 Incentive Plan (the “Option Plan”) that provided for the issuance of options to acquire up to 3,250,000 shares of common stock expired in June 2008. The Option Plan provided for grants of non-statutory options, incentive stock options, restricted stock awards and stock appreciation rights. All stock option grants were for a ten-year term. Stock options issued to executives and management generally vested over a four-year period, one-fifth at grant date and one-fifth at December 31 of each year until they are fully vested. Stock options issued to directors under the Option Plan vested quarterly over a one-year period. In 2007, no stock options were granted to employees. At the 2007 Annual Meeting of Directors, grants of stock options were approved for 50,000 shares to each non-employee director. In 2008, options were granted to employees to acquire 140,000 shares. All stock options granted had a strike price equal to the market value of the Company's stock on the date of the grant by the Compensation Committee of the Board of Directors.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the Company's stockholders approved a new 2009 Equity Incentive Plan (the “Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees will generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors will vest quarterly over a one-year period coinciding with their service term.

On April 26, 2012, the Board approved, and the shareholders subsequently ratified, an amendment to the Plan to increase the number of shares available for issuance under the Plan by 500,000 from 480,000 to 980,000, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors.

The Company recognizes stock compensation expense relating to share-based payments in net income using the fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to expense over the requisite service period, which is generally the vesting period. The Company did not grant any stock options in 2012 or 2011.

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

The following table summarizes activity for the period December 31, 2010 through December 29, 2012:

	Vested & Exercisable Balance	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2010	891,000	915,000	7.14
Exercised		(20,000)	1.13
Canceled or expired		(125,000)	9.69
Balance at December 31, 2011	750,000	770,000	6.81
Canceled or expired		(142,000)	5.13
Balance at December 29, 2012	628,000	628,000	7.26

The following table summarizes information concerning outstanding and exercisable Company stock options at December 29, 2012:

Exercise Prices * (series)	Options Outstanding	Average Remaining Contractual Life	Options Fully-Vested And Exercisable
$1.81	40,000	2.5	40,000
$1.87	20,000	1.3	20,000
$2.32	40,000	1.4	40,000
$3.75	150,000	3.5	150,000
$9.15	150,000	4.4	150,000
$11.97	18,000	4.3	18,000
$10.93	150,000	5.5	150,000
$9.44	60,000	6.2	60,000
	628,000		628,000

* The exercise price indicates the market value at grant date and is the strike price at exercise. For each series, the exercise price is the weighted average exercise price of the series.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards - Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards will vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees will vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. The following is a summary of the Company's restricted stock awards for the years ended December 31, 2011 and December 29, 2012:

	Number of restricted shares	Weighted- average fair value
Unvested restricted shares at December 31, 2010	122,507	$2.60
Granted in 2011	144,989	$3.14
Vested in 2011	(102,927)	$3.36
Forfeited in 2011	(18,750)	$3.09
Unvested restricted shares at December 31, 2011	145,819	$2.90
Granted in 2012	301,007	$1.00
Vested in 2012	(214,248)	$1.87
Forfeited in 2012	(65,372)	$2.84
Unvested restricted shares at December 29, 2012	167,206	$0.86

The total fair value of the restricted stock that vested in the years ended December 31, 2012 and December 29, 2011 was $184,000 and $299,000, respectively. The weighted-average remaining life of restricted stock awards outstanding at December 29, 2012 was 1.86 years.

During 2011 and 2012, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Individuals	Number of Shares	Market Price	Fair Value
June 16, 2011	Employee	1	22,866	$3.28	$75,000
June 16, 2011	Director	3	73,170	$3.28	$240,000
November 7, 2011	Employee	9	48,953	$2.86	$140,000
June 14, 2012	Director	3	100,671	$1.49	$150,000
June 14, 2012	Employee	1	50,336	$1.49	$75,000
December 18, 2012	Employee	1	150,000	$0.50	$75,000

Compensation Expense - The Company recognized non-cash compensation expense related to its stock compensation plans of $0.4 million and $0.5 million for the fiscal years ended December 29, 2012 and December 31, 2011, respectively. As of December 29, 2012, unrecognized compensation expense was approximately $144,000. The weighted average period over which total compensation related to stock options and restricted stock awards are expected to be recognized is approximately 13 months.

NOTE 13 - REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Board of Directors has the authority to approve the issuance of all or any of these shares of the Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility to take advantage of contingencies such as favorable acquisition opportunities.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 29, 2012 and December 31, 2011 were as follows:

	2012	2011
	(dollars in thousands)
Current
Federal	$—	$824
State	193	573
	193	1,397
Deferred
Federal	6,808	(2,165)
State	—	(63)
	6,808	(2,228)
Total tax provision	$7,001	$(831)

The components of the deferred tax asset (liability) consisted of the following at December 29, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Deferred tax asset
Allowance for doubtful accounts	$926	$688
Net operating loss carry-forward	7,197	1,204
Accruals not yet deductible for tax purposes	2,642	2,962
Goodwill	5,582	—
Stock options	1,058	1,054
Deferred tax assets	17,405	5,908
Less: Valuation allowance	(17,356)	(461)
Deferred tax assets	49	5,447
Deferred tax liabilities
Depreciation	(49)	(150)
Goodwill	—	(102)
Deferred tax liability	(49)	(252)
Deferred tax asset, net	$—	$5,195

The Company had a federal net operating loss carry-forward at December 29, 2012 of approximately $17.5 million which is available for carry forward through 2032.  The Company also has a foreign net operating loss carry-forward at December 29, 2012 of approximately $0.5 million. This loss is available for utilization through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada, ULC.

ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of December 29, 2012. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $17.4 million has been provided against deferred tax assets as of December 29, 2012.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of expected to actual income tax expense from continuing operations for the years ended December 29, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Federal income tax benefit at 35% for 2012 and 2011	$(8,072)	$(1,717)
State and foreign taxes, net of federal income tax effect	127	318
Nondeductible expenses	97	95
Stock compensation expense	77	38
Prior year provision to return	(2,123)	417
Change in valuation allowance	16,895	—
Other, net	—	18
Total tax provision	$7,001	$(831)

As a result of the valuation allowance recorded against our deferred tax assets as of September 29, 2012, the effective income tax rate for the year ended December 29, 2012 was not meaningful.

At December 29, 2012 and December 31, 2011, the Company did not identify any material uncertain tax positions for the Company or its subsidiaries.  We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. For the years ended December 29, 2012 and December 31 2011, the Company did not recognize any interest and penalties related to uncertain tax positions.

The Company is currently not the subject of any examination by the Internal Revenue Service, and the open years subject to audit are currently tax years 2009-2012. In most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

NOTE 15 - SEGMENT INFORMATION

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

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. The Corporate function supports all business segments and therefore cannot be specifically assigned to any specific segment. A significant portion of corporate costs are allocated to each segment based on each segment's revenue and subsequently eliminated in consolidation.  The Field Solutions segment has been excluded from this disclosure because it was reclassified to discontinued operations in 2012.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information about geographic areas

Revenue from the Company's non-U.S. operations is currently not material. However, we expect them to become material as the Caspian project’s schedule progresses. Segment information for the years ended December 31, 2011 and December 29, 2012 is as follows:

	Engineering and Construction	Automation	Corporate	Total
2011:	(dollars in thousands)
Net sales	$175,387	$62,216	$—	$237,603
Operating profit (loss)	7,835	2,037	(14,016)	(4,144)
Depreciation and amortization	1,561	1,411	314	3,286
Tangible assets	36,528	23,208	18,856	78,592
Goodwill	15,288	2,086	—	17,374
Other intangible assets	292	2,543	—	2,835
Total assets	52,108	27,837	18,856	98,801
Capital expenditures	387	33	221	641

	Engineering and Construction	Automation	Corporate	Total
2012:
Net sales	$168,930	$58,986	$—	$227,916
Operating profit (loss)	(10,902)	1,989	(12,155)	(21,087)
Depreciation and amortization	634	1,285	—	1,919
Tangible assets	34,345	21,693	17,934	73,972
Goodwill	720	2,086	—	2,806
Other intangible assets	186	1,666	—	1,852
Total assets	35,251	25,445	17,934	78,630
Capital expenditures	425	80	208	713

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000. On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  Of that amount, $845,529 is still being held by the court pending the outcome of continuing litigation regarding the claims of one subcontractor.  As of the date of this Report, the amount is still being held by the court.

In June 2010, SemCrude, LP, SemCrude Pipeline, LLC and White Cliffs Pipeline, LLC (collectively “SemCrude”) filed an action in the United States District Court for Tulsa County, Oklahoma against ENGlobal Construction Resources, Inc. d.b.a. ENGlobal Inspection Services, ENGlobal Engineering, Inc., and Western X-Ray Service, Inc..  SemCrude alleges that ENGlobal Inspection failed to properly inspect and verify that the nondestructive testing of girth welds on portions of the pipeline system was completed in accordance with state and federal regulations and contract specifications.  SemCrude further alleges that ENGlobal Engineering failed to properly manage the work of ENGlobal Inspection to ensure that the work was properly performed, causing SemCrude to incur in excess of $2,500,000 in damages.  ENGlobal maintains several defenses associated with its scope of work and the fact that it was not contractually responsible for the work of third parties working on the project, such as Western X-Ray and SemCrude. The case is still in discovery.  We are still gathering facts on our exposure, discussing coverage with our carriers and have accrued a $600,000 liability associated with the settlement of this claim.  Because this liability was incurred in the Field Solutions segment, it is included in Liabilities held for sale on the Condensed Consolidated Balance Sheets and Income (Loss) from Discontinued Operations on the Condensed Consolidated Statement of Operations.

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.1 million as of December 29, 2012 and December 31, 2011, respectively.

NOTE 17 - STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes, net of refunds received for the years ended December 29 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Cash paid:
Interest	$1,834	$785
State and federal income taxes	—	(6,005)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2012, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2012, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 29, 2012, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 29, 2012. We have concluded that our internal control over financial reporting at December 29, 2012, was effective.

(c) No Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Act. We qualify for the Dodd-Frank Act exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer.

d) Changes in Internal Control Over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 29, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

On October 3, 2012, the Company received notification from the NASDAQ Stock Market (“NASDAQ”) that the Company was not in compliance with NASDAQ’s continued listing rule 5450(a)(1) because the closing bid price for a share of the Company’s common stock was below $1.00 for 30 consecutive trading days.  On April 4, 2013, after a 180 calendar day grace period to regain compliance with the minimum bid price requirement expired, the Company received notification from NASDAQ that the Company had not regained compliance with NASDAQ’s continued listing rule 5450(a)(1).

On April 12, 2013, NASDAQ approved the Company’s application to transfer its stock listing from the NASDAQ Global Market to the NASDAQ Capital Market, effective with the opening of trading on April 16, 2013.  In connection with the Company’s transfer to the NASDAQ Capital Market, the Company has been afforded 180 days, or until September 30, 2013, to regain compliance with NASDAQ’s minimum bid price requirement for continued listing.  In order to regain compliance by September 30, 2013, the closing bid price for a share of the Company’s common stock must be at least $1.00 for ten consecutive trading days.  If the Company is unable to regain compliance prior to September 30, 2013 or does not comply with the terms of the 180 day extension, the Company’s common stock will be delisted from the NASDAQ Capital Market, subject to the Company’s right to appeal the delisting to a Hearings Panel.

The Company will consider all available options to resolve the noncompliance with the minimum bid price requirement, including curing the deficiency by effecting a reverse stock split, if necessary.  There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2013 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2013 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2013 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2013 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2013 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(a)(3)    Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.16	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008	10-Q	3.2	5/7/2008	001-14217

4.1	Registrant's specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

4.2	Registration Rights Agreement by and among Registrant and Certain Investors named therein dated September 29, 2005	S-3	4.2	10/31/2005	333-29336

4.3	Securities Purchase Agreement by and between Tontine Capital Partners, L.P. and Registrant dated September 29, 2005	S-3	4.5	10/31/2005	333-29336

4.4	Form of Subscription Agreement by and among Registrant, Michael L. Burrow, Alliance 2000, Ltd. and certain subscribers	S-3	4.6	10/31/2005	333-29336

+10.1	Option Pool Agreement by and between Industrial Data Systems Corporation and Alliance 2000, Ltd. dated December 21, 2001	10-KSB	10.48	4/1/2002	001-14217

+10.2	Amended and Restated Alliance Stock Option Pool Agreement effective December 20, 2006--	10-K	10.2	3/28/2008	001-14217

+10.3	Second Amended and Restated Alliance Stock Option Agreement dated December 20, 2006	8-K	10.2	5/23/2007	001-14217

+10.4	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.5	First Amended and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010	10-Q	10.1	5/5/2010	001-14217

10.6	Purchase Agreement by and between ENGlobal and Advanced Control Engineering, LLC dated September 25, 2008	10-Q	10.1	11/7/2008	001-14217

10.7	Promissory Note Payable between Registrant and Frank H McIlwain dated September 30, 2008	10-Q	10.2	11/7/2008	001-14217

10.8	Promissory Note Payable between Registrant and James A Walters dated September 30, 2008	10-Q	10.3	11/7/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9	Promissory Note Payable between Registrant and William M Bosarge dated September 30, 2008	10-Q	10.4	11/7/2008	001-14217

10.10	Promissory Note Payable between Registrant and Matthew R Burton dated September 30, 2008	10-Q	10.5	11/7/2008	001-14217

10.11	Asset Purchase Agreement between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P. dated April 6, 2010	10-Q	10.1	8/5/2010	001-14217

10.12	Promissory Note between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P.	10-Q	10.2	8/5/2010	001-14217

10.13	Second Amended and Restated Lease Agreement between Petrocon Engineering, Inc. and Corporate Property Associates dated February 28, 2002 (Exec I)	10-Q	10.63	8/12/2002	001-14217

10.14	Guaranty and Suretyship Agreement between Industrial Data Systems Corporation and Corporate Property Associates dated April 26, 2002 (Exec I)	10-Q	10.64	8/12/2002	001-14217

+10.15	Amended and Restated 1998 Incentive Plan of Registrant dated June 8, 2006	10-K	10.6	3/28/2008	001-14217

+10.16	First Amendment to the Amended and Restated 1998 Incentive Plan of Registrant dated June 14, 2007	10-K	10.7	3/28/2008	001-14217

+10.17	Form of Incentive Stock Option Award Agreement of 1998 Incentive Plan of Registrant	10-K	10.8	3/28/2008	001-14217

+10.18	Form of Non-qualified Stock Option Agreement Granted Outside of 1998 Incentive Plan of Registrant	S-8	10.80	8/24/2005	333-127803

+10.19	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.20	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.21	Stock Repurchase Program of Registrant effective June 7, 2010	8-K	99.1	6/7/2010	001-14217

10.22	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.23	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.24	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.25	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.26	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.27	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.28	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.29	Build-to-Suit Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc., executed March 6, 2008	10-Q	10.1	5/7/2008	001-14217

10.30	First Amendment to the Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc. executed January 15, 2009	10-K	10.26	3/8/2010	001-14217

10.31	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	5/5/2010	001-14217

10.32	Credit agreement by and between Wells Fargo Bank and Registrant and its subsidiaries dated December 29, 2009	8-K	10.1	1/11/2010	001-14217

10.33	Hand Note between South Louisiana Ethanol LLC- and ENGlobal Engineering, . dated October 22, 2007	10-Q	10.2	11/9/2007	001-14217

10.34	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 26, 2007	10-Q	10.3	11/9/2007	001-14217

10.35	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 31, 2007	10-Q	10.4	11/9/2007	001-14217

+10.36	Amended and Restated ENGlobal 401(k) Plan effective October 1, 2005	10-K/A	10.22	3/29/2007	001-14217

+10.37	First Amendment of the ENGlobal 401(k) Plan effective December 21, 2001	10-K/A	10.21	3/29/2007	001-14217

+10.38	Second Amendment to the ENGlobal 401(k) Plan effective April 1, 2006	10-K/A	10.23	3/29/2007	001-14217

+10.39	Third Amendment to the ENGlobal 401(k) Plan effective July 1, 2006	10-K/A	10.24	3/29/2007	001-14217

+10.40	Fourth Amendment to the ENGlobal 401(k) Plan effective July 1, 2008	10-K	10.33	3/16/2009	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.41	Fifth Amendment to the ENGlobal 401(k) Plan effective January 1, 2009	10-Q	10.1	5/11/2009	001-14217

+10.42	Regulations Amendment to the ENGlobal 401(k) Plan effective January 1, 2006	10-K	10.21	3/16/2007	001-14217

+10.43	First Amendment to the ENGlobal 401(k) Plan effective January 1, 2010	10-K	10.43	4/12/2012	001-14217

+10.44	Second Amendment to the ENGlobal 401(k) Plan effective August 2. 2010	10-K	10.44	4/12/2012	001-14217

+10.45	Key Managers Incentive Plan of Registrant effective January 1, 2007	8-K	10.43	4/10/2007	001-14217

+10.48	Key Executive Employment Agreement between Registrant and Michael M. Patton effective October 13, 2009	10-K	10.41	3/8/2010	001-14217

+10.49	Key executive Employment Agreement between Registrant and R. David Kelley effective August 9, 2008	10-K	10.39	3/16/2009	001-14217

+10.50	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.51	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

10.52	Security Agreement by and between Wells Fargo Bank and ENGlobal Corporation and its subsidiaries dated December 29, 2009	8-K	10.2	1/11/2010	001-14217

10.53	Security Interest Agreement and Acknowledgment by and between Wells Fargo Bank and ENGlobal Corporation and its subsidiaries dated December 29, 2009	8-K	10.3	1/11/2010	001-14217

10.54	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated August 3, 2010	10-Q	10.3	8/5/2010	001-14217

10.55	First Amendment to Credit Agreement and Waiver of Default by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries entered into as of September 30, 2010	10-Q	10.1	11/5/2010	001-14217

10.56	Revolving Line of Credit Note by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated September 30, 2010	10-Q	10.2	11/5/2010	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.57	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated February 28, 2011	10-K	10.57	4/12/2012	001-14217

10.58	Letter of Termination by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated December 30, 2009	8-K	10.4	1/11/2010	001-14217

10.59	Limited Waiver and First Amendment to First Amended and Restated Credit Agreement and Revolving Line of Credit Note between ENGlobal and Wells Fargo Bank dated April 5, 2012	8-K	10.1	4/17/2012	001-14217

+10.60	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

10.61	Limited Forbearance Agreement between the Registrant and Wells Fargo	10-Q	10.2	5/15/2012	001-14217

+10.62	Executive Employment Contract between the Registrant and Michael Bryant	10-Q	10.1	5/15/2012	001-14217

10.63	Revolving Credit and Security Agreement dated as of May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and PNC Bank, National Association	8-K	10.1	5/31/2012	001-14217

10.64	Revolving Credit Note dated as of May 29, 2012, executed by ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and made payable to PNC Bank, National Association	8-K	10.2	5/31/2012	001-14217

10.65	Guaranty dated as of May 29, 2012, by ENGlobal Emerging Markets, Inc. in favor of PNC Bank, National Association	8-K	10.3	5/31/2012	001-14217
10.66	Pledge Agreement dated as of May 29, 2012, by and among ENGlobal Corporation and PNC Bank, National Association	8-K	10.4	5/31/2012	001-14217

10.67	Intellectual Property Security Agreement dated May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc., and PNC Bank, National Association	8-K	10.5	5/31/2012	001-14217
		8-K
10.68	Security Agreement dated May 29, 2012, by and among ENGlobal Emerging Markets, Inc. and PNC Bank, National Association	8-K	10.6	5/31/2012	001-14217

10.69	First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement by and between the Registrant and PNC dated September 21, 2012.	10-Q	10.1	11/19/2012	001-14217

10.70	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated October 30, 2012.	10-Q	10.2	11/19/2012	001-14217

10.71	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated November 14, 2012.	10-Q	10.3	11/19/2012	001-14217

10.72	Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated September 7, 2012.	10-Q	10.4	11/19/2012	001-14217

10.73	Amendment One to Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated November 2,	10-Q	10.5	11/19/2012	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.74	Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension by and between the Registrant and PNC dated December 18, 2012.	8-K	10.6	12/19/2012	001-14217

+10.75	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

*10.76	Asset Purchase Agreement by and between ENGlobal Corporation and Furmanite America, Inc. dated December 11, 2012

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

*21.1	Subsidiaries of the Registrant

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

* Filed herewith
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: April 15, 2013	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	April 15, 2013
Mark A. Hess
Chief Financial Officer, Treasurer

By:	/s/ William A. Coskey	April 15, 2013
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director

By:	/s/ David W. Gent	April 15, 2013
David W. Gent, P.E., Director

By:	/s/ Randall B. Hale	April 15, 2013
Randall B. Hale, Director

By:	/s/ David C. Roussel	April 15, 2013
David C. Roussel, Director