Form 10-K/A
period 2012-12-29
ENGLOBAL CORP
filed 2013-04-29
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K/A

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act  Yes ☐ No ☒

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

The number of shares outstanding of the registrant's $0.001 par value common stock on March 15, 2013 is as follows:  27,082,861 shares

Documents incorporated by reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as originally filed with the Securities and Exchange Commission on April 15, 2013 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amended Form 10-K to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Part III, Items 10 through 14 of Part III of the Original Form 10-K, are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of December 29, 2012, are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors and executive officers. The Board of Directors did not select any current director or executive officer pursuant to any arrangement or understanding between a current director and any other person.

Director and Named Executive Officer:	William A. Coskey, P.E.
Position:	Chairman of the Board, President and Chief Executive Officer
Director Since:	1985
Age:	60
Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Coskey founded ENGlobal in 1985 and has served in various positions, including service as Chairman of the Board since June 2005 and as President and Chief Executive Officer since August 2012.  From April 2007 until May 2010, he served as Chief Executive Officer.  Prior to that, he served as Chairman of the Board, Chief Executive Officer and President from 1985 until 2001; Chief Operating Officer from 2001 to 2003; and President from 2001 to June 2005.  Mr. Coskey, an honors graduate, received a Bachelor of Science in Electrical Engineering from Texas A&M University in 1975 and is a Registered Professional Engineer. Mr. Coskey has served on the Texas A&M University Electrical Engineering Department Advisory Council since 1999, and as Chairman of the Council since 2006.

Qualifications for Consideration:

The Board selected Mr. Coskey to serve as a director because it believes that, as the founder of ENGlobal, he provides a unique perspective to the Board.  He was responsible for ENGlobal’s initial public offering in 1994, listing on the American Stock Exchange in 1998, and listing on the NASDAQ Stock Market in 2007.  In June 2009, he was awarded the Ernst & Young Entrepreneur Of The Year® in the Energy Services category for the Houston & Gulf Coast Area. The Board believes Mr. Coskey’s industry knowledge and business experiences give him invaluable insights into the Company’s challenges, opportunities and operations.

Director:	David W. Gent, P.E.
Position:	Lead Independent Director
Director Since:	1994
Age:	60
Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Gent has served as a director of ENGlobal since June 1994, is Chairman of the Nominating & Corporate Governance Committee and is a member of the Audit and Compensation Committees.  Mr. Gent has served as the Company’s Lead Independent Director since 2002. Since 2011, Mr. Gent has served as the Chairman of SofTest Designs Corporation, an automation and test systems company that he founded in 1980.  From 1991 through 2011, Mr. Gent held various positions for Bray International, Inc., an industrial flow control manufacturer located in Houston, Texas.  From 2005 to 2011, Mr. Gent served as Senior Vice President of Bray International and was responsible for overseeing worldwide engineering, information services, and training. Mr. Gent, an honors graduate, received a Bachelor of Science in Electrical Engineering from Texas A&M University in 1975 and an MBA from Houston Baptist University. He is a Registered Professional Engineer and a senior member of the Instrument Society of America. Mr. Gent serves on the Texas A&M University Electrical Engineering Department Advisory Council, chairs the Bray International, Inc. 401(k) committee and is the Bray International representative on various industry councils including the Open DeviceNet Vendors Association and American Water Works Association.  He also holds several patents in the field of industrial flow controls.

Qualifications for Consideration:

The Board selected Mr. Gent to serve as a director, and as Lead Independent Director, because it believes he possesses valuable engineering expertise, including extensive experience managing multinational engineering, research and development, information technology, and manufacturing operations, including domestic and international operations obtained through start-ups and acquisition.  He provides the perspective of a leader who has faced and effectively dealt with economic and governance issues.  In addition, Mr. Gent offers a valuable perspective on global operations and strategy, which informs his judgment as a Board member.

Director:	Randall B. Hale
Position:	Independent Director
Director Since:	2001
Age:	50
Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Hale has served as a director of ENGlobal since December 2001, and is Chairman of the Audit Committee and a member of the Compensation and Nominating & Corporate Governance Committees.  Mr. Hale is the founder of Rock Hill Capital Group, LLC, an investment management firm, and serves as its Managing Director.  Mr. Hale is responsible for managing all aspects of the investment activities of the firm including capital raising, deal sourcing and investment management of portfolio companies.  Prior to founding Rock Hill, he served as an Executive Vice President and a Director of Equus Capital Management Corporation, investment advisor to several private equity funds, from November 1992 to November 2002.  As a principal investment officer for Equus, Mr. Hale negotiated and executed multiple purchase and sale transactions involving public and private companies.  In conjunction with these transactions, he was directly responsible for identifying the investment opportunities, arranging the necessary capital to complete the transactions including senior and subordinated debt and equity, and serving in an oversight capacity until the ultimate divestiture of the investment.  Prior to joining Equus in November 1992, Mr. Hale served in an audit, consulting and advisory capacity with a public accounting firm in Houston, Texas.  In September 2004, he co-founded ConGlobal Industries, Inc., a provider of intermodal services to the shipping industry, and currently serves as its Executive Chairman. ConGlobal was formed in September 2004 to facilitate the merger of Container-Care International, Inc., an intermodal services company, with Global Intermodal Systems, Inc. Prior to the merger, Mr. Hale served as the President and Chief Executive Officer of Container-Care from February 2003 to September 2004. Mr. Hale serves on several private company boards. He is the past President and Director of the Houston Venture Capital Association and is an active member of the Association for Corporate Growth. Mr. Hale received a BBA in Business Administration from Texas A&M University in 1985 and is a certified public accountant.

Qualifications for Consideration:

The Board selected Mr. Hale to serve as a director because it believes he possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.  Mr. Hale’s CPA background assists ENGlobal with financial and accounting issues and is invaluable to our Board’s discussions of the Company’s capital and liquidity needs.  ENGlobal also benefits from Mr. Hale’s entrepreneurial experience and his service as a director and chairman on several private company boards.

Director:	David C. Roussel
Position:	Independent Director
Director Since:	2001
Age:	63
Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Roussel has served as a Director of the Company since December 2001, and is Chairman of the Compensation Committee and a member of the Audit and Nominating & Corporate Governance Committees. Mr. Roussel has worked for Jefferies Energy Investment Banking, a leading mergers and acquisitions advisor in the global oil and gas industry, or its predecessor companies since 2003 and serves as a Senior Vice President responsible for managing acquisition and divestiture projects on behalf of clients.  Jefferies Energy Investment Banking is a division of Jefferies & Company, Inc., a global investment bank and institutional securities firm.  Mr. Roussel received a Bachelor of Science degree in Mechanical Engineering from Iowa State University in 1971 and completed the Harvard Advanced Management Program in 1992.

Qualifications for Consideration:

The Board selected Mr. Roussel to serve as a director because it believes he possesses valuable engineering experience, including a sound background in the energy industry, business operations and business development practices.  Mr. Roussel’s experience in senior and general management roles helps the Board address the challenges the Company faces with respect to development of its growth strategy, mergers and acquisitions, and joint venture formation.  ENGlobal also benefits from Mr. Roussel’s ability to address diverse matters that come before the Board.

Named Executive Officer:	Mark A. Hess
Position:	Chief Financial Officer and Treasurer
Age:	54
Present positions and offices with the Company, principal occupations during the past five years:

Mr. Hess has served as Chief Financial Officer of ENGlobal since September 2012 and served as interim Chief Financial Officer from June 2012 to September 2012.  Mr. Hess previously served as the Company’s Corporate Controller from July 2011 until June 2012.  Prior to joining ENGlobal, Mr. Hess served as Vice President and Chief Accounting Officer of Geokinetics, Inc., a seismic data service company, from April 2008 to April 2010. From November 2004 to April 2008, he served as Director of Finance for CGGVeritas, a seismic data service company. Mr. Hess is a CPA, holds a Bachelor of Business Administration in Accounting from the University of Houston and is an active member of Financial Executives International.

Named Executive Officer:	Bruce B. Williams
Position:	Senior Vice President, Midwest/Southwest Operations
Age:	60
Present positions and offices with the Company, principal occupations during the past five years:

Mr. Williams was appointed the Senior Vice President, Midwest/Southwest Operations of ENGlobal’s Engineering and Construction segment in September 2012.  He initially joined ENGlobal in 2004, and from November 2010 until September of 2012, he served in various roles at ENGlobal, including General Manager of the Tulsa Office, Vice President of Midwest and Southwest Operations, Senior Project Manager of Engineering/ Projects, and acting General Manager of ENGlobal Government Services, Inc.  Prior to joining ENGlobal, Mr. Williams served as Vice President – Engineering for U.S. Transcarbon LLC, a petroleum coke gasification project developer, from April 2008 until October 2010.  In total, he has over 35 years of domestic and international experience in engineering and project management, including several project management positions of increasing responsibility in the U.S., Middle East, Papua New Guinea, Asia, Mexico and Brazil.  Mr. Williams has an undergraduate degree in Chemistry from the University of Northern Iowa, with post graduate studies in Environmental Management from the University of Houston and MBA studies at Incarnate Word University.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission.  The SEC has designated specific due dates for such reports and ENGlobal must identify in this Amended Form 10-K those persons who did not file such reports when due.

Based solely upon a review of Forms 3 and 4 and any amendments thereto furnished to ENGlobal during our fiscal year ended December 29, 2012, and Forms 5 and any amendments thereto furnished to ENGlobal with respect to the same fiscal year, we believe that our directors, officers, and greater than 10% beneficial owners timely filed all required Section 16 reports, except that Messrs. Hess, Smith, and Williams were late filing Form 3s reporting their status as executive officers on September 10, 2012.

Audit Committee

During the fiscal year ended December 29, 2012, the Audit Committee consisted of Randal P. Hale (Chairperson), David W. Gent, and David C. Roussel.  The duties and responsibilities of the Audit Committee are to oversee:

  the quality and integrity of our financial statements;
  our compliance with legal and regulatory requirements; and
  our independent auditors’ qualifications, independence and performance.

In addition, the Audit Committee annually reviews our disclosures regarding deficiencies, if any, in the design or operation of our internal controls.

The Board has determined that Mr. Hale is qualified as an audit committee financial expert under the SEC’s rules and regulations. In addition, the Board has determined that each member of the Audit Committee has the requisite accounting and related financial management expertise under NASDAQ rules.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees in accordance with NASDAQ rules. The purpose and role of this code is to focus our officers, directors, and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct, and help enhance and formalize our culture of integrity, honesty and accountability. We have posted this Code of Business Conduct and Ethics on the “Investor Relations” section of our website at www.englobal.com.

The Company also has a Code of Ethics applicable to the Chief Executive Officer and certain senior financial officers of the Company that complies with Item 406 of Regulation S-K of the Exchange Act and with applicable NASDAQ rules.  We have posted this Code of Ethics on the “Investor Relations” section of our website at www.englobal.com.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table presents information for compensation awarded to, earned by, or paid to the named executive officers for our fiscal years ended December 29, 2012 and December 31, 2011.

Summary Compensation Table for 2012 and 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	All Other Compensation (2) ($)	Total ($)

Mr. Coskey ~ President & Chief Executive Officer (3)	2012	151,035	1,000	--	5,682	157,717

Mr. Hess ~ Chief Financial Officer & Treasurer (4)	2012	158,101	4,000	52,102	3,379	217,582

Mr. Williams ~ Senior Vice President, Midwest/Southwest Operations (5)	2012	218,758	8,000	--	--	226,758

Edward L. Pagano ~ Former President & Chief Executive Officer (6)	2012	303,348	--	21,487	24,554	350,389
	2011	293,519	--	38,165	7,035	338,719

Timothy P. Rennie ~ Former Executive Vice President, Engineering & Construction (7)	2012	278,076	7,000	--	34,210	319,286
	2011	241,922	--	18,695	1,469	262,086

(1)
This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718).  Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date.  For a description of certain assumptions made in the valuation of stock awards, see Note 12 to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed with the SEC on April 15, 2013.

(2)
Consists of benefits relating to the Executive Benefits Policy, including medical, dental, life, short-term disability, and long-term disability insurances.  Also includes 401(k) matching contributions, personal leave benefits and reimbursements for the executive’s annual physical exam.

(3)
Mr. Coskey reassumed the role of President and Chief Executive Officer in August 2012 and has served as Chairman of the Board since June 2005.  Mr. Coskey did not receive an annual bonus payment in 2012.

(4)
Mr. Hess was appointed Chief Financial Officer of ENGlobal in September 2012 and served as interim Chief Financial Officer from July 2011 to September 2012.  In connection with his promotion, Mr. Hess’ base salary was increased to $210,000 and he was awarded 150,000 shares of restricted stock.  The shares were granted under the 2009 Equity Incentive Plan, and vest over a four-year period with 25% vesting each year beginning December 31, 2012. Mr. Hess received an annual bonus payment in the amount of $4,000 in 2012.

(5)
In connection with a restructuring of our executive management team, Mr. Williams became Senior Vice President, Midwest/Southwest Operations in November 2011.  Mr. Williams did not receive an annual bonus payment in 2012.

(6)
Effective July 31, 2012, Mr. Pagano resigned his role as President and Chief Executive Officer.  Subsequently, Mr. Pagano received $13,156 of accrued amounts owed to him for paid time-off and holidays during 2012 and was paid a severance in the amount of $154,500 upon his resignation.  Also includes $3,423 received pursuant to the Executive Benefits Policy and 87,645 shares that vested on December 31, 2012 as a condition of his resignation.

(7)
In connection with a restructuring of our executive management team, Mr. Rennie’s employment terminated in October 2012 and he was paid a severance in the amount of $31,154.  Does not include 11,808 unvested shares that were forfeited upon his termination.

Outstanding Equity Awards at Fiscal Year End 2012

The following table sets forth information as of December 29, 2012, regarding outstanding equity awards held by the Named Executive Officers.  On December 29, 2012, the closing price on NASDAQ for the Company’s common stock was $0.59 per share.

	Restricted Stock Awards
Name	Number of Shares That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

Mr. Coskey	--	--	--	--
Mr. Hess (1)	150.000	$88,500	--	--
Mr. Williams	--	--	--	--
Mr. Pagano	87,645	$51,711	--	--
Mr. Rennie (2)	--	--	--	--

(1)	The shares were granted under the 2009 Equity Incentive Plan (the “Plan”) on December 18, 2012, and vest over a four-year period with 25% vesting each year beginning December 31, 2012.
(2)	Does not include 11,808 unvested shares that were forfeited upon his termination in October 2012.

Employment Agreements; Termination and Change-in-Control Arrangements

As of December 29, 2012, Messrs. Coskey and Hess were each a party to a written employment agreement (the “Employment Agreements”) with ENGlobal.  The Employment Agreements provide for an annual base salary, subject to discretionary increases by the Board, and other compensation in the form of cash bonuses, incentive compensation, stock options, stock appreciation rights, and restricted stock awards.  Additionally, the executives receive health, life, and other insurance benefits in accordance with the terms of the Company’s benefit plans, and the Company provides management level support services and reimbursement for specified business expenses.

The Employment Agreements provide for severance payments and benefits in the case of termination of employment.  If employment ends because of death, the Company will pay any accrued but unpaid salary, additional compensation, and other benefits earned up to that date.  In the case of a physical or mental disability that prevents the executive from performing his services under the Employment Agreement for a period of six months in the case of Mr. Coskey, and three months, in the case of Mr. Hess, the Company may terminate the executive’s employment.  If the Company terminates an executive’s employment in such cases of disability, the Employment Agreements provide that the Company will continue to pay the executive his full salary and benefits for the six months following the date of termination (the “Initial Severance Period”).  At the Company’s option, severance payments consisting of 50% of the monthly amount of the executive’s base salary for Mr. Coskey, and in the case of Mr. Hess, 100% of the monthly amount of his base salary, and full benefits may be extended for an additional six-month period following the Initial Severance Period.

If the Company terminates an executive’s employment for “cause,” as defined in the Employment Agreements, the Company will pay any accrued but unpaid salary, additional compensation, and other benefits earned up to the effective date of termination.  If the Company terminates an executive’s employment without “cause,” the Employment Agreement provides that the Company will continue to pay the executive his full salary and benefits for the six months following the date of termination. At the Company’s option, severance payments consisting of 50% of the monthly amount of the executive’s base salary for Mr. Coskey, and in the case of Mr. Hess, 100% of the monthly amount of his base salary, and full benefits may be extended for an additional six-month period following the Initial Severance Period.

The Employment Agreements include a covenant not to compete following termination of employment for a period of up to one year as well as confidentiality provisions as are customary in nature and scope, for such agreements.

The terms of the Employment Agreements were set through the course of arms-length negotiations with the executives.  As part of these negotiations, the Compensation Committee analyzed the terms of the same or similar arrangements for comparable executives employed by some of the companies in our peer group. The Compensation Committee used this approach in setting the amounts payable and the triggering events under the Employment Agreements.  The Employment Agreements’ termination of employment provisions were entered into in order to address competitive concerns by providing the executives with a fixed amount of compensation that would offset the potential risk of foregoing other opportunities.  At the time of entering into the Employment Agreements, the Compensation Committee considered ENGlobal’s aggregate potential obligations in the context of retaining the executive and his expected compensation.

Executive Perquisites

In addition to the compensation and benefits programs described above, executive officers receive certain limited perquisites and other benefits.  These include company-paid benefits for medical, dental, life, short-term disability, and long-term disability insurances, personal leave benefits, reimbursement for an annual physical exam, and company matching contributions to the ENGlobal Corporation 401(k) Plan, as amended.  The costs associated with providing these additional benefits are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Our use of perquisites as a component of compensation is limited and largely based on historical practices and policies of our Company.  These perquisites and other benefits are provided to assure competitiveness and provide an additional retention incentive for these named executives.  Our Compensation Committee endeavors to adhere to a high level of propriety in managing executive benefits and perquisites.

We provide a limited number of perquisites for executive officers.  We do not own a plane and do not provide any personal aircraft use for executives. We provide our chief executive officer, Mr. Coskey, with a company-paid apartment that is personally leased to him.  The apartment is a part of his overall compensation program and is provided because Mr. Coskey resides in Austin, Texas and our headquarters are located in Houston, Texas.

Other Compensation

From time to time, we make available to employees and executives certain other fringe benefits. We may provide club memberships, tickets to sporting or cultural events, tickets to community events, etc.  To the extent that such items are taxable to the individual, they are considered to be part of the individual’s compensation package.  The costs associated with providing these additional benefits are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Compensation of Directors

As of December 29, 2012, the following table discloses cash and equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s non-employee directors during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total

Mr. Hale	$36,000	$20,576	--	$56,576
Mr. Gent	$32,000	$20,576	--	$52,576
Mr. Roussel	$32,000	$20,576	--	$52,576
___________________
(1)	Amount paid in cash to non-employee directors for director compensation earned for their Board service in 2012.
(2)	Represents 33,557 shares of restricted stock at a fair market value per share price of $1.49 granted to each director on June 14, 2012, as described below under “Restricted Stock Grants.”

The principal objectives of our director compensation programs are to: (i) compensate for time spent on the Company’s behalf, (ii) ensure long-term retention, and (iii) align the compensation programs with long-term value to the Company’s shareholders.  We attempt to accomplish these objectives in an economical manner through a combination of reasonable director retainer fees and equity incentive grants to the directors.

Retainer Fees

Our non-employee directors, Messrs. Gent, Hale and Roussel, received an annual retainer of $32,000, payable quarterly.  The chairman of the Audit Committee, Mr. Hale, receives an additional $4,000 per year.  Non-employee directors are also eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings.  In 2013, the annual retainer was increased to $50,000, payable quarterly, for director compensation earned for their Board service in 2013.

The Board considers the director compensation programs to be in conformity with industry standards and to be reasonable by comparison to directors’ compensation at the comparable companies that we used for our evaluation of executive compensation.

Restricted Stock Grants

Under the Plan, non-employee directors are eligible to receive equity grants.  In 2012, in recognition of the services provided by its Board, each non-employee director received shares of restricted common stock, valued at $50,000 based on the fair market value of the shares on the date of grant.  The shares vest ratably and quarterly, beginning September 30, 2012.  Any unvested shares will be forfeited as of the date the non-employee director ceases to qualify as a non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Directors and Executive Officers

The following table shows the number of shares of our common stock beneficially owned as of April 22, 2013 by each director, the named executive officers listed in the “Summary Compensation Table” and all directors and executive officers as a group. None of these shares are pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1), (2)

Mr. Coskey	8,669,035	(3)	32.01%
Mr. Gent	327,441	(4)	1.20%
Mr. Hale	319,441	(5)	1.17%
Mr. Roussel	287,441	(6)	1.05%
Mr. Hess	37,500	(7)	*
Mr. Williams	300	(8)	*

Mr. Pagano	131,225	(9)	*
Mr. Rennie	20,537	(10)	*

All current directors and executive officers as a group (six persons)	9,641,158	(11)	34.92%

* Represents less than 1% of the shares of common stock outstanding.
(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of ENGlobal.

(2)	Based on 27,082,861 shares issued and outstanding on April 22, 2013.
(3)
Includes 8,668,935 shares of common stock held in the name of Alliance 2000, Ltd., a Texas limited partnership, whose general partner is jointly owned by Mr. Coskey and his spouse.  Mr. Coskey has shared power to vote and dispose of such shares.

(4)
Includes options held by Mr. Gent to acquire an aggregate 190,000 shares of common stock that are exercisable on or within 60 days of April 22, 2013.  Does not include 8,389 unvested shares of restricted stock that were granted in June 2012 and will vest the earlier of the date of the Company’s 2013 Annual Meeting of Stockholders or June 30, 2013.

(5)
Includes options held by Mr. Hale to acquire an aggregate 150,000 shares of common stock that are exercisable on or within 60 days April 22, 2013.  Does not include 8,389 unvested shares of restricted stock that were granted in June 2012 and will vest the earlier of the date of the Company’s 2013 Annual Meeting of Stockholders or June 30, 2013.

(6)
Includes options held by Mr. Roussel to acquire an aggregate 190,000 shares of common stock that are exercisable on or within 60 days of April 22, 2013.  Does not include 8,389 shares of restricted stock that were granted in June 2012 and will vest the earlier of the date of the Company’s 2013 Annual Meeting of Stockholders or June 30, 2013.

(7)
Does not include 112,500 unvested shares of restricted stock which were granted to Mr. Hess in December 2012 which will vest in three additional equal installments on December 31, 2013, December 31, 2014 and December 31, 2015.

(8)	Includes 200 shares of common stock directly held by Mr. Williams’ spouse.
(9)	Includes 87,645 shares that vested on December 31, 2012 as a condition of Mr. Pagano’s resignation.
(10)
Mr. Rennie’s employment terminated in October 2012.  Does not include 11,808 unvested shares of restricted stock which were forfeited in connection with his termination. Includes 300 shares of common stock directly held by Mr. Rennie’s spouse.

(11)
Includes options to acquire an aggregate 530,000 shares of common stock that are exercisable on or within 60 days of April 22, 2013.  Does not include 137,667 shares of unvested restricted stock granted to our directors and executive officers.

Principal Shareholders

The following table sets forth information as of December 31, 2012 about persons whom we know to be the beneficial owners of more than 5% of our issued and outstanding common stock based solely on our review of the statement of beneficial ownership filed by these persons/entities with the SEC as of the date of such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1),(2)

Alliance 2000, Ltd. c/o 654 N. Sam Houston Pkwy. E. Suite 400 Houston, TX 77060-5914	8,668,935	(3)	31.8%
NGP Energy Technology Partners II, L.P. NGP ETP II, L.L.C. Energy Technology Partners, L.L.C. Philip J. Deutch c/o 1700 K Street NW, Suite 750 Washington, D.C. 20006	2,460,995	(4)	9.13%
NorthPointe Capital, LLC c/o 101 W. Big Beaver, Suite 745 Troy, MI 48084	1,804,076	(5)	6.7%
___________________________________________________________

(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of ENGlobal.

(2)	Based on 27,082,861 shares issued and outstanding on December 31, 2012.
(3)	Alliance 2000, Ltd. (“Alliance”) is a Texas limited partnership whose general partner is jointly owned by Mr. Coskey and his spouse.
(4)
The foregoing information is based solely upon information contained in a Schedule 13G/A filed by NGP Energy Technology Partners II, L.P. (“NGP Energy Tech”), NGP ETP II, L.L.C. (“NGP GP”), Energy Technology Partners, L.L.C. (“ETP”), and Mr. Philip J. Deutch, with the SEC on February 14, 2013 with respect to holdings of common stock as of December 31, 2012.  NGP GP is the general partner of NGP Energy Tech.  ETP is the sole manager of NGP GP and Mr. Deutch is the sole member and manager of ETP. By virtue of those relationships, Mr. Deutch may direct the vote and disposition of the 2,460,995 shares of common stock held by NGP Energy Tech.

(5)
The foregoing information is based solely upon information contained in a Schedule 13G filed by NorthPointe Capital, LLC with the SEC on February 11, 2013 with respect to holdings of common stock as of December 31, 2012. NorthPointe Capital serves as an investment adviser and may direct the vote and disposition of the 1,804,076 shares of common stock held by NorthPointe Capital.

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company’s equity compensation plans as of December 29, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders	608,000	(1)	$6.91	--

Equity compensation plan approved by security holders	142,039	(2)	$1.74	351,935

Equity compensation plan not approved by security holders	--		--	--
____________________________________
(1)	Includes options issued under our 1998 Incentive Plan, which expired in June 2008.
(2)	Includes unvested restricted stock awards issued under the2009 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors considers the independence of each of the directors under the listing standards of The NASDAQ Stock Market. Among other things, the Board considers current or previous employment relationships as well as material transactions or relationships between ENGlobal or its subsidiaries and the directors, members of their immediate families, or entities in which the directors have a significant interest, including the transactions described in the section entitled “Certain Relationships and Related Party Transactions” in this Amended Form 10-K. The purpose of this review is to determine whether any relationships or transactions exist or have occurred that are inconsistent with a determination that the director is independent.

The NASDAQ independence standards include a series of objective tests, such as that the director is not an employee of ENGlobal and has not engaged in various types of business dealings with ENGlobal, to determine whether there are any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. To be considered independent, the Board must affirmatively determine that the director has no material relationship with ENGlobal.

Under the above standards, the Board has determined that no non-employee director has a relationship which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director, and that all directors, except Mr. Coskey, meet the criteria for independence under NASDAQ rules. The Board has also determined that the members of each of its committees, including the Audit Committee, meet the criteria for membership applicable to each committee under the NASDAQ listing standards and applicable SEC rules and regulations.

Certain Relationships and Related Transactions

The Board has adopted a policy requiring that all transactions between the Company and its officers, directors, principal shareholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of the Board.  Pursuant to such policy, the Company’s Audit Committee is responsible for the review and assessment of all related party transactions.

The Board has determined that no related party transactions existed during fiscal 2012.

Policies for Transactions with Related Persons.

Transactions and relationships that involve directors, officers, or other related persons and that constitute a conflict with our interests are prohibited. The Board of Directors must approve any exceptions to this policy. Any transaction between us and a related person must be made or entered into on terms that are no less favorable to us than those that we can obtain from unaffiliated third parties. In connection with related party transactions, the Board or a committee of the Board may engage independent consultants to provide opinions regarding fair market value or fairness of the transaction to ENGlobal.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Hein & Associates LLP was appointed as the Company’s independent auditors on June 14, 2012 and has audited the Company’s 2012 and 2011 consolidated financial statements.  During 2012, Hein & Associates LLP did not audit the Corporation’s internal control over financial reporting because the Company is a “smaller reporting company” as defined under the rules of the Securities Exchange Act of 1934, as amended. The Audit Committee has determined that the audit-related services provided by Hein & Associates LLP are compatible with maintaining its independence in the conduct of its auditing functions pursuant to the auditor independence rules of the SEC. No non-audit services were provided by Hein & Associates LLP in 2012 or 2011.

Principal Auditor Fees

The following table shows the fees paid or accrued by ENGlobal for the audit and other services provided by Hein & Associates LLP for fiscal years 2012 and 2011.

	2012	2011

Audit Fees	$266,000	$281,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$266,000	$281,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the Company’s independent registered public accounting firm for tax compliance, tax advice, and tax planning; and (iv) ”all other fees” are fees for products and services provided by the Company’s independent registered public accounting firm, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Pre-Approval Policy

Under applicable SEC rules, except for the ability to designate a portion of this responsibility as described below, the full Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence from ENGlobal.  The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.  The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to ENGlobal or any of its subsidiaries, except that the Audit Committee Chairman has the right to approve up to $25,000 of services in any year. During 2012, all fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements*
Consolidated Balance Sheets = December 29, 2012 and December 31, 2011*
Consolidated Statements of Operations and Comprehensive Income (Loss) = Years Ended December 29, 2012 and December 31, 2011*
Consolidated Statements of Stockholders’ Equity - Years Ended December 29, 2012 and December 31, 2011*
Consolidated Statements of Cash Flows = Years Ended December 29, 2012 and December 31, 2011*
Notes to Consolidated Financial Statements*

*	Previously filed with the Original Form 10-K filed with the SEC on April 15, 2013, which is being amended hereby.

(a)(2)           Schedules

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3)           Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.16	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008	10-Q	3.2	5/7/2008	001-14217

4.1	Registrant's specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

4.2	Registration Rights Agreement by and among Registrant and Certain Investors named therein dated September 29, 2005	S-3	4.2	10/31/2005	333-29336

4.3	Securities Purchase Agreement by and between Tontine Capital Partners, L.P. and Registrant dated September 29, 2005	S-3	4.5	10/31/2005	333-29336

4.4	Form of Subscription Agreement by and among Registrant, Michael L. Burrow, Alliance 2000, Ltd. and certain subscribers	S-3	4.6	10/31/2005	333-29336

+10.1	Option Pool Agreement by and between Industrial Data Systems Corporation and Alliance 2000, Ltd. dated December 21, 2001	10-KSB	10.48	4/1/2002	001-14217

+10.2	Amended and Restated Alliance Stock Option Pool Agreement effective December 20, 2006--	10-K	10.2	3/28/2008	001-14217

+10.3	Second Amended and Restated Alliance Stock Option Agreement dated December 20, 2006	8-K	10.2	5/23/2007	001-14217

+10.4	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.5	First Amended and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010	10-Q	10.1	5/5/2010	001-14217

10.6	Purchase Agreement by and between ENGlobal and Advanced Control Engineering, LLC dated September 25, 2008	10-Q	10.1	11/7/2008	001-14217

10.7	Promissory Note Payable between Registrant and Frank H McIlwain dated September 30, 2008	10-Q	10.2	11/7/2008	001-14217

10.8	Promissory Note Payable between Registrant and James A Walters dated September 30, 2008	10-Q	10.3	11/7/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9	Promissory Note Payable between Registrant and William M Bosarge dated September 30, 2008	10-Q	10.4	11/7/2008	001-14217

10.10	Promissory Note Payable between Registrant and Matthew R Burton dated September 30, 2008	10-Q	10.5	11/7/2008	001-14217

10.11	Asset Purchase Agreement between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P. dated April 6, 2010	10-Q	10.1	8/5/2010	001-14217

10.12	Promissory Note between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P.	10-Q	10.2	8/5/2010	001-14217

10.13	Second Amended and Restated Lease Agreement between Petrocon Engineering, Inc. and Corporate Property Associates dated February 28, 2002 (Exec I)	10-Q	10.63	8/12/2002	001-14217

10.14	Guaranty and Suretyship Agreement between Industrial Data Systems Corporation and Corporate Property Associates dated April 26, 2002 (Exec I)	10-Q	10.64	8/12/2002	001-14217

+10.15	Amended and Restated 1998 Incentive Plan of Registrant dated June 8, 2006	10-K	10.6	3/28/2008	001-14217

+10.16	First Amendment to the Amended and Restated 1998 Incentive Plan of Registrant dated June 14, 2007	10-K	10.7	3/28/2008	001-14217

+10.17	Form of Incentive Stock Option Award Agreement of 1998 Incentive Plan of Registrant	10-K	10.8	3/28/2008	001-14217

+10.18	Form of Non-qualified Stock Option Agreement Granted Outside of 1998 Incentive Plan of Registrant	S-8	10.80	8/24/2005	3 33-127803

+10.19	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.20	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.21	Stock Repurchase Program of Registrant effective June 7, 2010	8-K	99.1	6/7/2010	001-14217

10.22	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.23	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.24	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.25	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.26	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.27	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.28	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.29	Build-to-Suit Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc., executed March 6, 2008	10-Q	10.1	5/7/2008	001-14217

10.30	First Amendment to the Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc. executed January 15, 2009	10-K	10.26	3/8/2010	001-14217

10.31	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	5/5/2010	001-14217

10.32	Credit agreement by and between Wells Fargo Bank and Registrant and its subsidiaries dated December 29, 2009	8-K	10.1	1/11/2010	001-14217

10.33	Hand Note between South Louisiana Ethanol LLC- and ENGlobal Engineering, . dated October 22, 2007	10-Q	10.2	11/9/2007	001-14217

10.34	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 26, 2007	10-Q	10.3	11/9/2007	001-14217

10.35	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 31, 2007	10-Q	10.4	11/9/2007	001-14217

+10.36	Amended and Restated ENGlobal 401(k) Plan effective October 1, 2005	10-K/A	10.22	3/29/2007	001-14217

+10.37	First Amendment of the ENGlobal 401(k) Plan effective December 21, 2001	10-K/A	10.21	3/29/2007	001-14217

+10.38	Second Amendment to the ENGlobal 401(k) Plan effective April 1, 2006	10-K/A	10.23	3/29/2007	001-14217

+10.39	Third Amendment to the ENGlobal 401(k) Plan effective July 1, 2006	10-K/A	10.24	3/29/2007	001-14217

+10.40	Fourth Amendment to the ENGlobal 401(k) Plan effective July 1, 2008	10-K	10.33	3/16/2009	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.41	Fifth Amendment to the ENGlobal 401(k) Plan effective January 1, 2009	10-Q	10.1	5/11/2009	001-14217

+10.42	Regulations Amendment to the ENGlobal 401(k) Plan effective January 1, 2006	10-K	10.21	3/16/2007	001-14217

+10.43	First Amendment to the ENGlobal 401(k) Plan effective January 1, 2010	10-K	10.43	4/12/2012	001-14217

+10.44	Second Amendment to the ENGlobal 401(k) Plan effective August 2. 2010	10-K	10.44	4/12/2012	001-14217

+10.45	Key Managers Incentive Plan of Registrant effective January 1, 2007	8-K	10.43	4/10/2007	001-14217

+10.48	Key Executive Employment Agreement between Registrant and Michael M. Patton effective October 13, 2009	10-K	10.41	3/8/2010	001-14217

+10.49	Key executive Employment Agreement between Registrant and R. David Kelley effective August 9, 2008	10-K	10.39	3/16/2009	001-14217

+10.50	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.51	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

10.52	Security Agreement by and between Wells Fargo Bank and ENGlobal Corporation and its subsidiaries dated December 29, 2009	8-K	10.2	1/11/2010	001-14217

10.53	Security Interest Agreement and Acknowledgment by and between Wells Fargo Bank and ENGlobal Corporation and its subsidiaries dated December 29, 2009	8-K	10.3	1/11/2010	001-14217

10.54	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated August 3, 2010	10-Q	10.3	8/5/2010	001-14217

10.55	First Amendment to Credit Agreement and Waiver of Default by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries entered into as of September 30, 2010	10-Q	10.1	11/5/2010	001-14217

10.56	Revolving Line of Credit Note by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated September 30, 2010	10-Q	10.2	11/5/2010	001-14217

10.57	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated February 28, 2011	10-K	10.57	4/12/2012	001-14217

10.58	Letter of Termination by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated December 30, 2009	8-K	10.4	1/11/2010	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.59	Limited Waiver and First Amendment to First Amended and Restated Credit Agreement and Revolving Line of Credit Note between ENGlobal and Wells Fargo Bank dated April 5, 2012	8-K	10.1	4/17/2012	001-14217

+10.60	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

10.61	Limited Forbearance Agreement between the Registrant and Wells Fargo	10-Q	10.2	5/15/2012	001-14217

+10.62	Executive Employment Contract between the Registrant and Michael Bryant	10-Q	10.1	5/15/2012	001-14217

10.63	Revolving Credit and Security Agreement dated as of May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and PNC Bank, National Association	8-K	10.1	5/31/2012	001-14217

10.64	Revolving Credit Note dated as of May 29, 2012, executed by ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and made payable to PNC Bank, National Association	8-K	10.2	5/31/2012	001-14217

10.65	Guaranty dated as of May 29, 2012, by ENGlobal Emerging Markets, Inc. in favor of PNC Bank, National Association	8-K	10.3	5/31/2012	001-14217
10.66	Pledge Agreement dated as of May 29, 2012, by and among ENGlobal Corporation and PNC Bank, National Association	8-K	10.4	5/31/2012	001-14217

10.67	Intellectual Property Security Agreement dated May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc., and PNC Bank, National Association	8-K	10.5	5/31/2012	001-14217

10.68	Security Agreement dated May 29, 2012, by and among ENGlobal Emerging Markets, Inc. and PNC Bank, National Association	8-K	10.6	5/31/2012	001-14217

10.69	First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement by and between the Registrant and PNC dated September 21, 2012.	10-Q	10.1	11/19/2012	001-14217

10.70	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated October 30, 2012.	10-Q	10.2	11/19/2012	001-14217

10.71	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated November 14, 2012.	10-Q	10.3	11/19/2012	001-14217

10.72	Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated September 7, 2012.	10-Q	10.4	11/19/2012	001-14217

10.73	Amendment One to Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated November 2, 2012	10-Q	10.5	11/19/2012	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.74	Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension by and between the Registrant and PNC dated December 18, 2012.	8-K	10.6	12/19/2012	001-14217

+10.75	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

**10.76	Asset Purchase Agreement by and between ENGlobal Corporation and Furmanite America, Inc. dated December 11, 2012

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

**21.1	Subsidiaries of the Registrant

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

**101.INS  XBRL Instance Document

**101.SCH  XBRL Taxonomy Extension Schema Document

**101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB  XBRL Taxonomy Extension Lable Linkbase Document

**101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement

**	Previously filed with the Original Form 10-K filed with the SEC on April 15, 2013, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: April 29, 2013	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer