Form 10-Q
period 2013-03-30
ENGLOBAL CORP
filed 2013-05-14
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 14, 2013.

$0.001 Par Value Common Stock	27,082,061 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended
	March 30, 2013	March 31,2012
Operating revenues	$49,763	$59,172
Operating costs	43,964	52,622
Gross profit	5,799	6,550

Selling, general and administrative expenses	6,212	7,126
Operating loss	(413)	(576)

Other income (expense):
Other income, net	122	1
Interest expense, net	(614)	(302)
Loss from continuing operations before income taxes	(905)	(877)

Provision (benefit) for federal and state income taxes	93	(26)

Loss from continuing operations	(998)	(851)

Income from discontinued operations, net of taxes	2,935	711

Net income (loss)	$1,937	$(140)

Other comprehensive income
Foreign currency translation adjustment	—	(1)
Total other comprehensive expense	—	(1)

Comprehensive income (loss)	$1,937	$(141)

Income (loss) per common share - basic:
Loss from continuing operations	$(0.04)	$(0.03)
Income from discontinued operations	$0.11	$0.02
Net income (loss)	$0.07	$(0.01)
Income (loss) per common share - diluted:
Loss from continuing operations	$(0.04)	$(0.03)
Income from discontinued operations	$0.11	$0.02
Net income (loss)	$0.07	$(0.01)

Weighted average shares used in computing earnings per share:
Basic	27,041	26,813
Diluted	27,151	26,813

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

ASSETS	March 30, 2013	December 29, 2012
Current Assets:
Cash and cash equivalents	$1,025	$738
Restricted cash	6,135	6,135
Trade receivables, net of allowances of $2,474 and $2,593	45,771	52,470
Prepaid expenses and other current assets	1,248	1,626
Notes receivable	1,338	1,243
Costs and estimated earnings in excess of billings on uncompleted contracts	1,651	3,840
Assets held for sale	—	57
Federal and state income taxes receivable, net	495	582
Total Current Assets	$57,663	$66,691
Property and equipment, net	2,752	2,997
Goodwill	2,806	2,806
Other intangible assets, net	1,606	1,852
Long-term trade and notes receivable, net of current portion and allowances	5,044	3,161
Other assets	926	1,180
Total Assets	$70,797	$78,687

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,675	$11,048
Accrued compensation and benefits	11,395	8,308
Credit facility	20,242	26,829
Deferred rent	593	608
Billings in excess of costs and estimated earnings on uncompleted contracts	4,438	4,830
Liabilities held for sale	—	99
Other current liabilities	1,174	1,666
Total Current Liabilities	$43,517	$53,388
Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,082,861 and 27,114,339 shares outstanding and 28,063,960 and 28,095,438 shares issued at March 30, 2013 and December 29, 2012, respectively	$28	$28
Additional paid-in capital	38,526	38,482
Accumulated deficit	(8,842)	(10,779)
Treasury stock at cost - 981,099 shares at March 30, 2013 and December 29, 2012	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(70)
Total Stockholders' Equity	$27,280	$25,299
Total Liabilities and Stockholders' Equity	$70,797	$78,687

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended
	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$1,937	$(140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	511	520
Share-based compensation expense	44	86
(Gain)loss on disposal of assets	(2,938)	24
Changes in current assets and liabilities, net of acquisitions:
Trade accounts receivable	6,699	2,275
Notes receivable	(82)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,189	(6,006)
Prepaid expenses and other assets	719	(522)
Accounts payable	(5,373)	2,196
Accrued compensation and benefits	3,087	4,182
Billings in excess of costs and estimated earnings on uncompleted contracts	(392)	(2,332)
Other liabilities	(507)	(1,102)
Net cash provided by (used in) operating activities	$5,894	$(819)
Cash Flows from Investing Activities:
Property and equipment acquired	(20)	(166)
Proceeds from sale of division	1,000	—
Net cash provided by (used in) investing activities	$980	$(166)
Cash Flows from Financing Activities:
Borrowings on line of credit	44,607	34,732
Payments on line of credit	(51,194)	(33,553)
Net cash provided by (used in) financing activities	$(6,587)	$1,179
Net change in cash	287	194
Cash and cash equivalents, at beginning of period	738	26
Cash and cash equivalents, at end of period	$1,025	$220

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
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

The condensed consolidated financial statements of the Company included herein are unaudited for the three month periods ended March 30, 2013 and March 31, 2012, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 29, 2012, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 29, 2012, included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.  Certain reclassifications have been made to the 2012 condensed consolidated financial statements to conform the presentation to report discontinued operations. Refer to Note 3.

A summary of our critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2012 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.

On January 1, 2012, we changed from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology. Under this new methodology, each quarter (formerly comprised of 3 calendar months) is comprised of 13 weeks, which includes two 4-week months and one 5-week month.

NOTE 2 – GOING CONCERN

The Company has been operating under difficult circumstances since the beginning of 2012.  For the year ended December 29, 2012, the Company reported a net loss of approximately $33.6 million that included a non-cash charge of approximately $16.9 million relating to a goodwill impairment and a non-cash charge of approximately $6.8 million relating to a valuation allowance established in connection with the Company’s deferred tax assets.   During 2012, our net borrowings under our revolving credit facilities increased approximately $10.5 million to fund our operations.  Due to challenging market conditions, our revenues and profitability declined during 2012 and continued to weaken through the first quarter of 2013.  As a result, we have failed to comply with several financial covenants under our credit facilities resulting in defaults.  Although we have sold assets, reduced debt and decreased personnel in an attempt to improve our liquidity position, we cannot assure you that we will be successful in obtaining the cure or waiver of the defaults under our credit facilities.   If we fail to obtain the cure or waiver of the defaults under the facilities, the lenders may exercise any and all rights and remedies available to them under their respective agreements, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.   As a part of our efforts to improve our cash flow and restore our financial relationship with our lenders under the PNC Credit Facility, we engaged an investment banking firm to pursue strategic alternatives on behalf of the Company and a consulting firm to assist the Company with cost cutting efforts.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS

During the third quarter of 2011, as part of its strategic evaluation of operations, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business and that it did not fit within the future strategic plan due to its operational differences. As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. The Company was unable to sell the Electrical Services group as planned and decided to dispose of substantially all of the group’s remaining assets. During the third quarter of 2012, the Company completed the disposal of the group’s remaining assets concurrent with the completion of the last remaining lump sum project. The Company has no continuing involvement with these operations.  On September 10, 2012, the Company entered into a definitive agreement to sell its Field Solutions segment. The Field Solutions segment included the Land and Right-of-Way and Inspection divisions, primarily serving pipeline and electric power companies. On November 2, 2012, the Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment effective October 26, 2012, and retained the Inspection division pursuant to the terms of the amended definitive agreement. The transaction was valued at approximately $7.5 million, consisting of approximately $4.5 million in retained working capital and a $3.0 million promissory note payable to the Company over four years.  The Company subsequently completed the divestiture of the Inspection division of its Field Solutions segment effective January 3, 2013.  The transaction was valued at approximately $7.9 million, consisting of $1.0 million cash at closing, $5.0 million in retained working capital and a $1.9 million promissory note payable to the Company over four years, resulting in a gain of $2.9 million.

The operations of the Electrical Services group and the Field Solutions segment have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The remaining net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Income from discontinued operations, net of taxes".  Summarized financial information for the discontinued operations is shown below:

	For the Three Months Ended
	March 30, 2013	March 31, 2012
	(dollars in thousands)
Revenues	$—	$17,530
Costs	—	15,866
Operating income	$—	$1,664
SG&A	3	1,061
Other income	2,938	1
Total income before taxes	2,935	604
Tax expense (benefit)	—	(107)
Net income	$2,935	$711

	March 30, 2013	December 29, 2012
	(dollars in thousands)
Assets
Prepaid expenses and other current assets	$—	$9
Property and equipment, net	—	48
Total assets held for sale	$—	$57
Liabilities
Accrued compensation and benefits	$—	$99
Total liabilities held for sale	$—	$99

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 30, 2013 and December 29, 2012:

	March 30, 2013	December 29, 2012
	(dollars in thousands)
Costs incurred on uncompleted contracts	$50,345	$51,649
Estimated earnings (losses) on uncompleted contracts	4,889	3,216
Earned revenues	55,234	54,865
Less: billings to date	58,021	55,855
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(2,787)	$(990)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,651	$3,840
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,438)	(4,830)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(2,787)	$(990)

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

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we defer revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is approximately $0.8 million as of March 30, 2013, compared to $1.2 million as of December 29, 2012. We expect a majority of the deferred revenue amount to be realized by year end 2013.

NOTE 5 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On May 29, 2012, the Company entered into the PNC Credit Facility with PNC Bank, National Association, as administrative agent (the "Agent", “PNC” or “PNC Bank”) for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). Capitalized terms used but not otherwise defined herein shall have the meaning given to them in the loan agreement.  Set forth below are certain of the material terms of the loan agreement:

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest: Any Loans will bear interest at (a) the sum of the Alternate Base Rate (defined as a fluctuating rate equal to the highest of (x) the commercial lending rate of Agent as publicly announced and in effect on such day, (y) the daily federal funds open rate as quoted by ICAP North America, Inc. in effect on such day plus 1/2 of 1%, and (z) the Daily Libor Rate plus 1% with the Daily LIBOR Rate determined by taking the LIBOR rate published in the Wall Street Journal and dividing it by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin (defined below) for Domestic Rate Loans or (b) the sum of the Eurodollar Rate (defined as a fluctuating rate determined by Agent by dividing the quoted LIBOR rate by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin with respect to Eurodollar Rate Loans.

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

Covenants: The loan agreement requires the Company to comply with various financial, affirmative and negative covenants affecting their businesses and operations, including:

•
Maintain as of the last day of each applicable period a Tangible Net Worth at least equal to the amount set forth for such period: (a) for each of the fiscal quarters ending June 30, 2012, September 29, 2012 and December 29, 2012, a minimum Tangible Net Worth of 90% of the Tangible Net Worth of the Company on a consolidated basis on the Closing Date, and (b) for the fiscal quarter ending March 30, 2013, and as of the last day of each fiscal quarter thereafter, a minimum Tangible Net Worth equal to that required on December 31 of the immediately preceding fiscal year plus (i) 75% of the Company’s after tax net income for such year if such after tax net income is greater than $0, or (ii) $0, if the Company’s after tax net income for such year is less than or equal to $0.

•
Maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, measured as of (a) June 30, 2012, for the fiscal quarter then most recently ended, (b) September 29, 2012, for the two fiscal quarter period then most recently ended, (c) December 29, 2012, for the three fiscal quarter period then most recently ended, (d) March 30, 2013 and as of the last day of each fiscal quarter thereafter, for the four fiscal quarter period then most recently ended.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
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

The “ Subject Events of Default ” include the following existing events of default and anticipated additional events of default under the Credit Agreement: (i) failure to comply with the Tangible Net Worth and Fixed Charge Coverage Ratio financial covenants for the fiscal quarters ended June 30, 2012, September 29, 2012 and December 29, 2012 (ii) failure to maintain Average Excess Availability for the month ended August 31, 2012 and thereafter, (iii) failure to comply with the Borrowing Base Certificate delivery requirements for the months ending May 31, 2012 and thereafter, (iv) failure to comply with the monthly financial statement delivery requirements for the month ending July 31, 2012 and thereafter, (v) failure to comply with the Credit Agreement as a result of cross default under the EX-IM Transaction Specific Credit Agreement dated July 13, 2011, by and between ENGlobal U.S., Inc. and Wells Fargo Bank; (vi) failure to comply with the Tangible Net Worth and Fixed Charge Coverage Ratio financial covenants for the fiscal quarters ending September 29, 2012 and December 29, 2012, and (vii) failure to maintain Average Excess Availability throughout the Forbearance Period.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Second Amendment, the Maximum Revolving Amount was reduced from $35 million beginning on February 1, 2013 as follows: $31.5 million for the period from February 1, 2013 through and including April 29, 2013, and $26.5 million for the period from April 30, 2013 through and including the last day of the term, which is presently May 29, 2015.

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

Period	Required Amount
For month ending:
December 31, 2012	$(1,880,000)
January 31, 2013	$(1,971,000)
February 28, 2013	$(2,088,000)
March 31, 2013	$(2,127,000)
April 30, 2013	$(2,207,000)

“EBITDAR” means for any period the sum of (i) EBITDA plus (ii) restructuring fees, costs and expenses of Borrowers incurred during the Second Forbearance Period in connection with the restructuring of Borrowers and their operations to the extent included in determining net income of Borrowers. The Company was in compliance with this covenant through April 30, 2013, the expiration date of the Second Forbearance Period.

Under the terms of the Second Amendment, during the Second Forbearance Period, (a) the Borrowers have agreed to continue to retain the turnaround consultant to perform the scope of duties agreed to by Agent and the Lenders, dated October 30, 2012 and (b) ENGlobal US has agreed to provide Agent with weekly updates of the Simmons strategic alternative process in form and detail satisfactory to Agent in its sole discretion.  In consideration of the Second Amendment, Borrowers paid the Lenders an amendment fee of $262,500.

On March 8, 2013, the agent under the PNC Credit Facility notified the Company that the Second Forbearance Period had expired on January 31, 2013 by reason of the failure of the Board of Directors of the Company to act in manner consistent with the strategic recommendations set forth in the final report prepared by Simmons and, as a result, effective March 15, 2013, (i) the Maximum Revolving Amount was reduced from $31.5 million to $27.5 million and (ii) Eligible Costs in Excess of Billings will be reduced to $1 million through March 31, 2013, $500,000 from April 1, 2013 through April 15, 2013 and $0 thereafter to the maturity date.  Although we notified the agent that we did not believe that the forbearance period had expired as noticed under the terms of the applicable agreements, the Second Forbearance Period expired on April 30, 2013.

As of the result of covenant violations, including those described above, the Company is currently in default under the terms of the PNC Credit Facility.   As of the date of this filing, the Agent has not taken any action with respect to the Company's defaults and the Company was actively discussing with the Agent the terms under which such defaults may be cured or waived.  Although the Company is in active discussions with the Agent, if the Company is not successful in obtaining the cure or waiver of such defaults, the Agent may exercise any and all rights and remedies available to it, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project.  The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project.  As of the date of this filing, there was one $9.1 million letter of credit outstanding under this facility.  This letter of credit was collateralized by $6.1 and 2.3 million in cash at March 30, 2013 and December 29, 2012, respectively. In the near term, the Company intends to keep the Ex-Im Bank Facility with Wells Fargo until the CPC project has receivables from the Russian portion of the project that are at a sufficient level for borrowing base collateral coverage and this facility is transferred to our new senior lender.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SEGMENT INFORMATION

The Engineering and Construction segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. Services provided by the Engineering and Construction segment include feasibility studies, engineering, design, procurement and construction management. The Engineering and Construction segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities. The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors throughout the United States as well as specific projects in the Middle East, Africa and Central Asia.

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

Segment information for the three months ended March 30, 2013 and March 31, 2012 is as follows (dollars in thousands):

For the three months ended	Engineering and Construction	Automation	Corporate	Consolidated
March 30, 2013:
Revenue	$40,057	$9,706	$—	$49,763
Gross profit	3,813	1,986	—	5,799
SG&A	1,860	971	3,381	6,212
Operating income (loss)	1,953	1,015	(3,381)	(413)
Other income				122
Interest expense, net				(614)
Tax expense				(93)
Discontinued operations - net of taxes				2,935
Net income				$1,937

March 31, 2012:
Revenue	$45,567	$13,605	$—	$59,172
Gross profit	5,052	1,498	—	6,550
SG&A	2,012	1,080	4,034	7,126
Operating income (loss)	3,040	418	(4,034)	(576)
Other expense				1
Interest expense, net				(302)
Tax benefit				26
Discontinued operations - net of taxes				711
Net loss				$(140)

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Assets by Segment	As of March 30, 2013	As of December 29, 2012
	(dollars in thousands)
Engineering and Construction	$38,668	$35,251
Automation	16,821	25,445
Corporate*	15,308	17,991
Consolidated	$70,797	$78,687

*Includes less than $0.1 million of assets held for sale from discontinued operations at December 29, 2012.

NOTE 7 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(dollars in thousands)
Current	$93	$(26)
Deferred	—	—
Total tax expense (benefit)	$93	$(26)
Discontinued operations	—	(107)
Total tax expense (benefit)	$93	$(133)
Effective tax rate	41.5%	48.7%

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

In June 2010, SemCrude, LP, SemCrude Pipeline, LLC and White Cliffs Pipeline, LLC (collectively “SemCrude”) filed an action in the United States District Court for Tulsa County, Oklahoma against ENGlobal Construction Resources, Inc. d.b.a. ENGlobal Inspection Services, ENGlobal Engineering, Inc., and Western X-Ray Service, Inc.  SemCrude alleges that ENGlobal Inspection failed to properly inspect and verify that the nondestructive testing of girth welds on portions of the pipeline system was completed in accordance with state and federal regulations and contract specifications.  SemCrude further alleges that ENGlobal Engineering failed to properly manage the work of ENGlobal Inspection to ensure that the work was properly performed, causing SemCrude to incur in excess of $2,500,000 in damages.  ENGlobal maintains several defenses associated with its scope of work and the fact that it was not contractually responsible for the work of third parties working on the project, such as Western X-Ray and SemCrude. The case is still in discovery.  We are still gathering facts on our exposure, discussing coverage with our carriers and have accrued a $600,000 liability associated with the settlement of this claim.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 – STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes.

Transactions	As of March 30, 2013	As of March 31, 2012
	(dollars in thousands)
Acceptance of notes for asset sales	$1,896	$—
Cash paid:
Interest	$718	$6

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 29, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 29, 2012 .

Overview

While ENGlobal experienced a difficult 2012 and continues to face a number of challenges, we are optimistic about the prospects for 2013.  While we posted a loss from continuing operations in the first quarter of 2013 of $998,000, several factors should be considered when comparing our 2013 performance with 2012.

We began implementing a profit enhancement plan in the fourth quarter of 2012. As a part of this plan, we have been reducing the amount of risk we are willing to accept in the work we are currently performing, which has resulted in less Engineering Construction Management and the associated procurement. This reduction in procurement has impacted our revenue in 2013 as compared to 2012, but has had a positive impact on our gross profit as procurement services are typically provided at lower mark-ups. We continue to work hard to prove ourselves as a reliable, high quality service provider to our customers and have been able to replace our backlog in 2013, keeping it at a level slightly above that at year end 2012. We believe this will continue.

Also during the fourth quarter of 2012, we began reducing our overhead costs primarily through staff reductions and reductions in purchased services. As a result, our corporate overhead has decreased from $4.0 million in the first quarter of 2012 to $3.4 million in the first quarter of 2013. Included in our 2013 overhead are consulting fees required by our senior lender of approximately $207,000. While overhead as a percent of revenue has increased slightly, we believe our current level of overhead will support higher revenue levels and that this ratio will begin showing improvement as our revenues increase. In addition, excluding the consulting expense above, overhead as a percent of revenue would not have increased from year to year.  We continue to look for ways to reduce our overhead while maintaining a high level of service.

Our interest expense in the first quarter of 2013 increased by more than 100% compared to the same period in 2012.  This was primarily due to the increase in the interest rate and additional fees charged by our Lenders.  Adjusting for the increase in interest expense and consulting expenses required by our senior lender, our operating loss for the first quarter of 2013 would have been $206,000, which represents approximately one third of the loss recorded in the first quarter of 2012.

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
Results of Continuing Operations

Amounts reported as continuing operations for the three months ended March 30, 2013 and the three months ended March 31, 2012 are reported for the two segments that we continue to operate - Engineering and Construction (“E&C”) and Automation. The Company's revenue from continuing operations is composed of engineering, procurement and construction management (EPCM) services revenue and the sale of fabricated engineered automation systems. The Company recognizes service revenue as soon as the services are performed. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in total are at margins lower than those of our normal core business. Operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations.  Other SG&A expenses includes investor relations/governance, finance, accounting, health/safety/environmental, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

Comparison of the three months ended March 30, 2013 versus the three months ended March 31, 2012

The following table set forth below, for the three months ended March 30, 2013 versus March 31, 2012, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	E&C	Automation	Corporate	Consolidated
Three months ended March 30, 2013:
Revenue	$40,057	$9,706	$—	$49,763	100.0%
Gross profit	3,813	1,986	—	5,799	11.8%
SG&A	1,860	971	3,381	6,212	12.6%
Operating income (loss)	1,953	1,015	(3,381)	(413)	(0.8	) %
Other income (expense)				122	0.2%
Interest expense, net				(614)	(1.2)%
Tax benefit (expense)				(93)	(0.2)%
Net loss from continuing operations				$(998)	(2.0)%
Diluted loss from continuing operations per share				$(0.04)

Three months ended March 31, 2012:
Revenue	$45,567	$13,605	$—	$59,172	100.0%
Gross profit	5,052	1,498	—	6,550	11.1%
SG&A	2,012	1,080	4,034	7,126	12.0%
Operating income (loss)	3,040	418	(4,034)	(576)	(1.0)%
Other income (expense)				1	—%
Interest expense, net				(302)	(0.5)%
Tax benefit (expense)				26	—%
Net loss from continuing operations				$(851)	(1.5)%
Diluted loss from continuing operations per share				$(0.03)

Increase (Decrease) in Operating Results:
Revenue	$(5,510)	$(3,899)	$—	$(9,409)	(15.9)%
Gross profit (loss)	(1,239)	488	—	(751)	(1.3	) %
SG&A	(152)	(109)	(653)	(914)	(1.6	) %
Operating income (loss)	(1,087)	597	653	163	0.3%
Other income (expense)				121	0.2%
Interest expense, net				(312)	(0.5)%
Tax benefit (expense)				(119)	(0.2)%
Net loss from continuing operations				$(147)	(0.2	) %
Diluted loss from continuing operations per share				$(0.01)

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue - Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012 decreased approximately $9.4 million. The E&C and the Automation segments both experienced decreased revenues. The E&C segment decrease was primarily due to lower in-office project revenues for the Houston and Beaumont regions. The Automation segment experienced a decrease in revenue from the fabrication division due to several projects ending in 2012.

Gross Profit - Gross profit decreased for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012. As a percentage of revenue, however, gross profit increased from 11.1% to 11.7% for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012.  Our gross profit margin increased primarily due to reduced variable costs and improved efficiencies in our Automation Segment, resulting in higher profit margins. However, we are still affected by intense competition and pricing pressures.

Selling, General and Administrative - SG&A expenses decreased for the three months ended March 30, 2013 as compared to the three months ended March 31, 2012. As a percentage of revenue, SG&A expenses increased to12.6% of revenues for the three months ended March 30, 2013, versus 12.0% for the comparable prior year period.

Our SG&A expenses decreased primarily due to the reduction in salaries and benefits related to the divestiture of the Field Solutions segment in the fourth quarter of 2012 and first quarter of 2013.

Interest Expense, net - Interest expense increased for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, primarily due to the increase in the rate of interest and fees charged to us by our senior lender.

Tax Expense - Income tax expense for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, increased by $0.1 million due to the increase in taxable income at the state level. The effective income tax rates for the three months ended March 30, 2013 was 41% as compared to 49% for the net loss for the three months ended March 31, 2012.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary source of liquidity at March 30, 2013 was internally generated funds and borrowings under our senior revolving credit facility with PNC Bank (the “PNC Credit Facility”), discussed under “PNC Credit Facility” below. The outstanding balance under the facility as of March 30, 2013 and May 13, 2013 was $20.2 million and $19.4 million, respectively. See "PNC Credit Facility" and “Item 1A- Risk Factors” below for additional information about our sources of liquidity.

Cash Flows from Operating Activities

Operations provided approximately $5.9 million in net cash during the three months ended March 30, 2013, compared with net cash used in operations of $0.8 million during the comparable period in 2012.

The primary changes in working capital accounts during the three months ended March 30, 2013 were:

•
Decreased Costs in Excess of Billings and Decreased Billings in Excess of Costs on uncompleted contracts – The $1.8 million net provided from operations was due to work on three major projects that are near completion.

•
Decreased Trade Accounts and Other Receivables – The decrease in trade accounts receivable is primarily the result of the collection of retained working capital related to the divested Field Solutions segment and receivables related to the Caspian Project Consortium (CPC).

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash Flows from Investing Activities

Investing activities provided cash totaling $1.0 million for the period ended March 30, 2013, and used $0.2 million for the comparable period in the prior year. Investing activities were primarily related to maintenance capital additions in both periods and the divestiture of the Inspection division of the Field Solutions segment in the first quarter of 2013.

Future investing activities are anticipated to remain consistent with prior years, in principal, and include capital additions for leasehold improvements and technical applications. The Company uses, as needed, vendor leasing programs to keep technology up-to-date on its software and equipment, such as upgrades to computers. The PNC Credit Facility limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities used cash totaling $6.6 million during the three months ended March 30, 2013 and provided cash totaling $1.2 million during the three months ended March 31, 2012. Our primary financing mechanism was our line of credit under the PNC Credit Facility and its predecessor, the Wells Fargo Credit Facility. During the three months ended March 30, 2013, our borrowings under the line of credit were $44.6 million in the aggregate and we repaid an aggregate of $51.1 million.  During the three months ended March 31, 2012, our borrowings under the line of credit were $34.7 million in the aggregate and we repaid an aggregate of $33.5 million.

PNC Credit Facility

On May 29, 2012, the Company entered into the PNC Credit Facility with PNC Bank, National Association, as administrative agent (the "Agent", “PNC”,“PNC Bank”) for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). Capitalized terms used but not otherwise defined herein shall have the meaning given to them in the loan agreement.  Set forth below are certain of the material terms of the loan agreement:

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

Interest: Any Loans will bear interest at (a) the sum of the Alternate Base Rate (defined as a fluctuating rate equal to the highest of (x) the commercial lending rate of Agent as publicly announced and in effect on such day, (y) the daily federal funds open rate as quoted by ICAP North America, Inc. in effect on such day plus 1/2 of 1%, and (z) the Daily Libor Rate plus 1% with the Daily LIBOR Rate determined by taking the LIBOR rate published in the Wall Street Journal and dividing it by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin (defined below) for Domestic Rate Loans or (b) the sum of the Eurodollar Rate (defined as a fluctuating rate determined by Agent by dividing the quoted LIBOR rate by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus the Applicable Margin with respect to Eurodollar Rate Loans.

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Covenants: The loan agreement requires the Company to comply with various financial, affirmative and negative covenants affecting their businesses and operations, including:

•
Maintain as of the last day of each applicable period a Tangible Net Worth at least equal to the amount set forth for such period: (a) for each of the fiscal quarters ending June 30, 2012, September 29, 2012 and December 29, 2012, a minimum Tangible Net Worth of 90% of the Tangible Net Worth of the Company on a consolidated basis on the Closing Date, and (b) for the fiscal quarter ending March 30, 2013, and as of the last day of each fiscal quarter thereafter, a minimum Tangible Net Worth equal to that required on December 31 of the immediately preceding fiscal year plus (i) 75% of the Company’s after tax net income for such year if such after tax net income is greater than $0, or (ii) $0, if the Company’s after tax net income for such year is less than or equal to $0.

•
Maintain a Fixed Charge Coverage Ratio of not less than 1.10 to 1.00, measured as of (a) June 30, 2012, for the fiscal quarter then most recently ended, (b) September 29, 2012, for the two fiscal quarter period then most recently ended, (c) December 29, 2012, for the three fiscal quarter period then most recently ended, (d) March 30, 2013 and as of the last day of each fiscal quarter thereafter, for the four fiscal quarter period then most recently ended.

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

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Under the terms of the Second Amendment, the Maximum Revolving Amount was reduced from $35 million beginning on February 1, 2013 as follows: $31.5 million for the period from February 1, 2013 through and including April 29, 2013, and $26.5 million for the period from April 30, 2013 through and including the last day of the term, which is presently May 29, 2015. In addition, during the Second Forbearance Period, the Borrowers are not required to comply with the financial covenants relating to Tangible Net Worth, Fixed Charge Coverage Ratio and Average Excess Availability (as each of those terms are defined in the Credit Agreement).  However, the Company will be required to comply, during the Second Forbearance Period, with the following new financial covenant: a minimum EBITDAR (as defined below) as set forth in the table below for such month:

Period	Required Amount
For month ending:
December 31, 2012	$(1,880,000)
January 31, 2013	$(1,971,000)
February 28, 2013	$(2,088,000)
March 31, 2013	$(2,127,000)
April 30, 2013	$(2,207,000)

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

“EBITDAR” means for any period the sum of (i) EBITDA plus (ii) restructuring fees, costs and expenses of Borrowers incurred during the Second Forbearance Period in connection with the restructuring of Borrowers and their operations to the extent included in determining net income of Borrowers. The Company was in compliance with this covenant through April 30, 2013, the expiration date of the Second Forbearance Period.

Under the terms of the Second Amendment, during the Second Forbearance Period, (a) the Borrowers have agreed to continue to retain a turnaround consultant to perform the scope of duties agreed to by Agent and the Lenders, dated October 30, 2012 and (b) ENGlobal US has agreed to provide Agent with weekly updates of the Simmons strategic alternative process in form and detail satisfactory to Agent in its sole discretion.  In consideration of the Second Amendment, Borrowers paid the Lenders an amendment fee of $262,500.

On March 8, 2013, the agent under the PNC Credit Facility notified the Company that the Second Forbearance Period had expired on January 31, 2013 by reason of the failure of the Board of Directors of the Company to act in manner consistent with the strategic recommendations set forth in the final report prepared by Simmons and, as a result, effective March 15, 2013, (i) the Maximum Revolving Amount was reduced from $31.5 million to $27.5 million and (ii) Eligible Costs in Excess of Billings will be reduced to $1 million through March 31, 2013, $500,000 from April 1, 2013 through April 15, 2013 and $0 thereafter to the maturity date.  Although we notified the agent that we did not believe that the forbearance period had expired as noticed under the terms of the applicable agreements, the Second Forbearance Period expired on April 30, 2013.

As of the result of covenant violations, including those described above, the Company is currently in default under the terms of the PNC Credit Facility.   As of the date of this filing, the Agent has not taken any action with respect to the Company's defaults and the Company was actively discussing with the Agent the terms under which such defaults may be cured or waived.  Although the Company is in active discussions with the Agent, if the Company is not successful in obtaining the cure or waiver of such defaults, the Agent may exercise any and all rights and remedies available to it, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure or insolvency proceedings. In such event and if we are unable to obtain alternative financing, our business will be materially and adversely affected, and we may be forced to sharply curtail or cease our operations.

Ex-Im Letter of Credit Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project.  The Company is required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project.  As of the date of this filing, there was one $9.1 million letter of credit outstanding under this facility.  This letter of credit was collateralized by $6.1 and 2.3 million in cash at March 30, 2013 and December 29, 2012, respectively. In the near term, the Company intends to keep the Ex-Im Bank Facility with Wells Fargo until the CPC project has receivables from the Russian portion of the project that are at a sufficient level for borrowing base collateral coverage and this facility is transferred to our new senior lender.

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

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the PNC Credit Facility. As of March 30, 2013, $20.2 million was outstanding under the PNC Credit Facility that accrued interest at 7.0%.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2013, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2013, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Certain specific matters are discussed in Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We believe, as of the date of this filing, all such active proceedings and claims of substance that have been asserted against ENGlobal or one or more of its subsidiaries have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, which outlines factors that could materially affect our business, financial condition or future results, and the additional risk factors below.  The risks described, in our Annual Report on Form 10-K and below, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

Significant losses and defaults under our credit facilities raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this Report have been prepared assuming that the Company will continue as a going concern.  As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Company has suffered losses from operations and is in default under its credit facilities.  These issues raise substantial doubt about the Company's ability to continue as a going concern.  Although management has approved, and is implementing, a strategic plan designed to address these issues, there can be no assurance that the Company will achieve sustainable profitability or positive cash flow from operations or obtain the cure or waiver of the defaults under its credit facilities.

If we are unable to obtain an extension of the forbearance periods under our credit facilities or otherwise obtain the cure or waiver of defaults under our credit facilities, our business may be materially and adversely affected and we may be forced to sharply curtail or cease operations.  Historically, we have relied upon our credit facilities, including the PNC Credit Facility and Ex-Im Bank Facility, to provide us with adequate working capital to operate our business.  We have been unable to maintain compliance with certain financial and other covenants of, and are in default under, these credit facilities.  On December 18, 2012, we entered into the Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension with respect to the PNC Credit Facility, whereby the lenders agreed to continue to forbear until April 30, 2013, subject to certain conditions, from exercising their rights and remedies, under the PNC Credit Facility in respect of certain events of default.  On January 11, 2013, we entered into the Limited Forbearance Agreement with respect to the Ex-Im Bank Facility, whereby the lenders agreed to continue to forbear until April 30, 2013, subject to certain conditions, from exercising their rights and remedies, under the Ex-Im Bank Facility in respect of certain events of default.  On March 8, 2013, the agent under the PNC Credit Facility notified the Company that the forbearance period had expired on January 31, 2013 by reason of the failure of the Board of Directors of the Company to act in manner consistent with the strategic recommendations set forth in the final report prepared by Simmons and, as a result, effective March 15, 2013, (i) the Maximum Revolving Amount (as defined in the PNC Credit Facility) was reduced from $31.5 million to $27.5 million and (ii) Eligible Costs in Excess of Billings (as defined in the PNC Credit Facility) will be reduced to $1 million through March 31, 2013, $500,000 from April 1, 2013 through April 15, 2013 and $0 thereafter to the maturity date.  Although we notified the agent that we did not believe that the forbearance period had expired as noticed under the terms of the applicable agreements, the Second Forbearance Period expired on April 30, 2013.

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

Our indebtedness will limit our ability to finance future operations or engage in other business activities and could have a material adverse impact on our financial condition. As of March 30, 2013, the aggregate amount of our outstanding indebtedness was approximately $20.2 million, all of which related to borrowings outstanding under the PNC Credit Facility, which could have important consequences.  Historically, we have relied on credit facilities, including the PNC Credit Facility and the Ex-Im Bank Facility, to provide us with adequate working capital to operate our business.  As described above, on December 18, 2012, we entered into the Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension with respect to the PNC Credit Facility, whereby the lenders agreed to continue to forbear until April 30, 2013, subject to certain conditions, from exercising their rights and remedies, under the PNC Credit Facility in respect of certain events of default.  In addition, pursuant to the terms of the Second Amendment, the Maximum Revolving Amount (as defined in the PNC Credit Facility) will be reduced from $35 million to (i) $31.5 million for the period from February 1, 2013 through April 29, 2013, and (ii) $26.5 million for the period from April 30, 2013 through the maturity date of the PNC Credit Facility, which is presently May 29, 2015.  On March 8, 2013, the agent under the PNC Credit Facility notified the Company that the forbearance period had expired on January 31, 2013 by reason of the failure of the Board of Directors of the Company to act in manner consistent with the strategic recommendations set forth in the final report prepared by Simmons and, as a result, effective March 15, 2013, (i) the Maximum Revolving Amount (as defined in the PNC Credit Facility) was reduced from $31.5 million to $27.5 million and (ii) Eligible Costs in Excess of Billings (as defined in the PNC Credit Facility) will be reduced to $1 million through March 31, 2013, $500,000 from April 1, 2013 through April 15, 2013 and $0 thereafter to the maturity date.  As of May 13, 2013, the balance outstanding on the PNC Credit Facility was $19.4 million.  This reduction in availability under the PNC Credit Facility will limit our ability to expand or engage in other business activities, and could have a material adverse impact on our financial condition.

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

Dated:	May 14, 2013
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer