Form 10-Q
period 2013-06-29
ENGLOBAL CORP
filed 2013-08-09
CIK 933738

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 9, 2013.

$0.001 Par Value Common Stock	27,082,861 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 29, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30,2012
Operating revenues	$50,648	$59,151	$100,411	$118,323
Operating costs	45,136	53,953	89,100	106,575
Gross profit	5,512	5,198	11,311	11,748

Selling, general and administrative expenses	6,367	7,880	12,579	15,007
Operating loss	(855)	(2,682)	(1,268)	(3,259)

Other expense:
Other expense, net	(211)	(4)	(89)	(4)
Interest expense, net	(422)	(375)	(1,036)	(677)
Loss from continuing operations before income taxes	(1,488)	(3,061)	(2,393)	(3,940)

Provision for federal and state income taxes	99	5,195	192	5,195
Loss from continuing operations	(1,587)	(8,256)	(2,585)	(9,135)

Income (loss) from discontinued operations, net of taxes	—	(1,571)	2,935	(859)
Net income (loss)	(1,587)	(9,827)	$350	$(9,994)

Other comprehensive income
Foreign currency translation adjustment	—	—	—	(1)
Comprehensive income (loss)	$(1,587)	$(9,827)	$350	$(9,995)

Income (loss) per common share - basic:
Loss from continuing operations	$(0.06)	$(0.31)	$(0.10)	$(0.34)
Income (loss) from discontinued operations	—	(0.06)	0.11	(0.03)
Net income (loss)	$(0.06)	$(0.37)	$0.01	$(0.37)
Income (loss) per common share - diluted:
Loss from continuing operations	$(0.06)	$(0.31)	$(0.10)	$(0.34)
Income (loss) from discontinued operations	—	(0.06)	0.11	(0.03)
Net income (loss)	$(0.06)	$(0.37)	$0.01	$(0.37)

Weighted average shares used in computing earnings per share:
Basic	27,041	26,806	27,041	26,806
Diluted	27,200	26,806	27,200	26,806

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

ASSETS	June 29, 2013	December 29, 2012
Current Assets:
Cash and cash equivalents	$784	$738
Restricted cash	30	6,135
Trade receivables, net of allowances of $2,405 and $2,593	41,914	52,470
Prepaid expenses and other current assets	1,000	1,626
Notes receivable	1,419	1,243
Costs and estimated earnings in excess of billings on uncompleted contracts	1,876	3,840
Assets held for sale	—	57
Federal and state income taxes receivable, net	—	582
Total Current Assets	$47,023	$66,691
Property and equipment, net	2,333	2,997
Goodwill	2,806	2,806
Other intangible assets, net	1,360	1,852
Long-term trade and notes receivable, net of current portion and allowances	5,067	3,161
Other assets	785	1,180
Total Assets	$59,374	$78,687

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,785	$11,048
Accrued compensation and benefits	8,176	8,308
Credit facility	14,688	26,829
Deferred rent	477	608
Billings in excess of costs and estimated earnings on uncompleted contracts	3,321	4,830
Liabilities held for sale	—	99
Other current liabilities	1,190	1,666
Total Current Liabilities	$33,637	$53,388
Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,082,861 and 27,114,339 shares outstanding and 28,063,960 and 28,095,438 shares issued at June 29, 2013 and December 29, 2012, respectively	$28	$28
Additional paid-in capital	38,570	38,482
Accumulated deficit	(10,429)	(10,779)
Treasury stock at cost - 981,099 shares at June 29, 2013 and December 29, 2012	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(70)
Total Stockholders' Equity	$25,737	$25,299
Total Liabilities and Stockholders' Equity	$59,374	$78,687

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Six Months Ended
	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$350	$(9,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	986	986
Share-based compensation expense	88	160
Deferred income tax expense	—	6,166
Gain on disposal of assets	(2,694)	—
Changes in current assets and liabilities:
Trade accounts receivable	10,556	(156)
Notes receivable	(186)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	1,964	(4,720)
Prepaid expenses and other assets	1,603	(1,028)
Accounts payable	(5,263)	3,578
Accrued compensation and benefits	(132)	1,424
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,509)	(3,998)
Other liabilities	(607)	(1,331)
Net cash provided by (used in) operating activities	$5,156	$(8,913)

Cash Flows from Investing Activities:
Property and equipment acquired	(74)	(154)
Restricted cash	6,105	(4,196)
Proceeds from sale of division	1,000	—
Net cash provided by (used in) investing activities	$7,031	$(4,350)

Cash Flows from Financing Activities:
Borrowings on line of credit	94,599	91,860
Payments on line of credit	(106,740)	(76,904)
Other long-term debt repayments	—	(165)
Net cash provided by (used in) financing activities	$(12,141)	$14,791
Effect of Exchange Rate Changes on Cash	—	(1)
Net change in cash	46	1,527
Cash and cash equivalents, at beginning of period	738	26
Cash and cash equivalents, at end of period	$784	$1,553

See accompanying notes to unaudited interim condensed consolidated financial statements.

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

The condensed consolidated financial statements of the Company included herein are unaudited for the three and six month periods ended June 29, 2013 and June 30, 2012, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 29, 2012, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 29, 2012, included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.  Certain reclassifications have been made to the 2012 condensed consolidated financial statements to conform the presentation to report discontinued operations. Refer to Note 3.

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

NOTE 2 – GOING CONCERN

For most of 2012, the Company had operated under difficult circumstances.  For the year ended December 29, 2012, the Company reported a net loss of approximately $33.6 million that included a non-cash charge of approximately $16.9 million related to a goodwill impairment and a non-cash charge of approximately $6.8 million related to a valuation allowance established in connection with the Company’s deferred tax assets.   During 2012, its net borrowings under its revolving credit facilities increased approximately $10.5 million to fund its operations.  Due to challenging market conditions, its revenues and profitability declined during 2012.  Although the Company implemented a profit improvement plan in the fourth quarter of 2012, the results of that plan are not expected to be fully realized until later this year.  These circumstances raised substantial doubt about the Company's ability to continue as a going concern.

During the first six months of 2013, the Company has reduced its net borrowings under its credit facilities by approximately $12.1 million, resulting in a $14.7 million balance as of June 29, 2013.  In addition, on July 15, 2013, the Company entered into a definitive agreement to sell substantially all of its Gulf Coast engineering and in-plant operations, with an expected closing date of August 30, 2013.  Net proceeds from the sale of these operations are anticipated to be approximately $18.0 million, subject to certain adjustments.  The Company plans to use the net proceeds to repay advances under the PNC Credit Facility and for working capital. The Company is presently negotiating the terms for an amended revolving credit facility.  Refer to Note 10 – Subsequent Event for additional information, including proforma financial information, related to the proposed sale of these Gulf Coast operations.

NOTE 3 – DISCONTINUED OPERATIONS

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

The operations of the Field Solutions segment (and the smaller Electrical Services division) have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The remaining net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Income from discontinued operations, net of taxes".  Summarized financial information for the discontinued operations is shown below (dollars in thousands):

	For the Six Months Ended
	June 29, 2013	June 30, 2012

Revenues	$—	$37,884
Costs	—	35,159
Operating income	$—	$2,725
SG&A	3	2,027
Other income	2,938	1
Total income before taxes	2,935	699
Tax expense	—	1,558
Net income (loss)	$2,935	$(859)

	June 29, 2013	December 29, 2012
Assets
Prepaid expenses and other current assets	$—	$9
Property and equipment, net	—	48
Total assets held for sale	$—	$57
Liabilities
Accrued compensation and benefits	$—	$99
Total liabilities held for sale	$—	$99

NOTE 4 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 29, 2013 and December 29, 2012:

	June 29, 2013	December 29, 2012
	(dollars in thousands)

Costs incurred on uncompleted contracts	$38,935	$51,649
Estimated earnings (losses) on uncompleted contracts	7,607	3,216
Earned revenues	46,542	54,865
Less: billings to date	47,987	55,855
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(1,445)	$(990)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,876	$3,840
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,321)	(4,830)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(1,445)	$(990)

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

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we defer revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is approximately $0.7 million as of June 29, 2013, compared to $1.2 million as of December 29, 2012. We expect a majority of the deferred revenue amount to be realized by year end 2013.

NOTE 5 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On May 29, 2012, the Company entered into a credit facility with PNC Bank, National Association, as administrative agent (“PNC Credit Facility”) for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). As of September 29, 2012 and thereafter, the Company has not been in compliance with the certain financial covenants of the PNC Credit Facility.

On September 27, 2012, the Company entered into the First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement (the "Forbearance Agreement"), with the Lenders regarding the PNC Credit Facility.  Under the terms of the Forbearance Agreement, the Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility, with respect to specified events of default. The "Forbearance Period" commenced on September 27, 2012 and ended on October 31, 2012.  On October 30, 2012, the Forbearance Period was extended to November 15, 2012.  On November 14, 2012, the Forbearance Period was extended to November 30, 2012.

On December 18, 2012, the Company entered into the Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension (the “Second Amendment”).  Under the terms of the Second Amendment, the Lenders agreed to continue to forbear, during the Second Forbearance Period, from exercising their rights and remedies, under the PNC Credit Facility in respect of the specified events of default (as defined below); provided, however, that agent may, but is not obligated to, collect the accounts and proceeds of other collateral under the Credit Agreement and apply such collections and proceeds to the obligations under the Credit Agreement and impose the default rate of interest under the Credit Agreement. The “Second Forbearance Period” commenced on September 27, 2012 and ended on April 30, 2013.

As of the date of this report, the Company continues to operate while negotiating the terms of an amended revolving credit facility.  We anticipate that the net proceeds from our previously announced transaction to sell substantially all of our Gulf Coast engineering and in-plant operations will be used to repay advances under the existing PNC Credit Facility and for working capital.

Letter of Credit Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project.  The Company was required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project.  On June 17, 2013, the letters of credit were allowed to expire.  The Company has proposed an alternative option to modify terms of future retention amounts in lieu of the letters of credit.  As a result of the expiration of the letters of credit, $6.1 million of cash collateral was released and applied to the PNC Credit Facility.

NOTE 6 – SEGMENT INFORMATION

The Engineering and Construction (“E&C”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. Services provided by the E&C segment include feasibility studies, engineering, design, procurement and construction management. The E&C segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities. The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors throughout the United States as well as specific projects in the Middle East, Africa and Central Asia.

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, health, safety, and environmental, human resources and information technology that are not specifically identifiable with the segments. The Corporate function supports all business segments and therefore cannot be specifically assigned to any specific segment. A significant portion of Corporate costs are allocated to each segment based on each segment's revenue.  Segment information for the six months ended June 29, 2013 and June 30, 2012 is as follows (dollars in thousands):

For the six months ended	E&C	Automation	Corporate	Consolidated
June 29, 2013:
Revenue	$80,398	$20,013	$—	$100,411
Gross profit	7,760	3,551	—	11,311
SG&A	3,989	1,780	6,810	12,579
Operating income (loss)	3,771	1,771	(6,810)	(1,268)
Other income				(89)
Interest expense, net				(1,036)
Tax expense				(192)
Discontinued operations - net of taxes				2,935
Net income				$350

June 30, 2012:
Revenue	$90,383	$27,940	$—	$118,323
Gross profit	8,647	3,101	—	11,748
SG&A	4,629	2,090	8,288	15,007
Operating income (loss)	4,018	1,011	(8,288)	(3,259)
Other expense				(4)
Interest expense, net				(677)
Tax expense				(5,195)
Discontinued operations - net of taxes				(859)
Net loss				$(9,994)

Total Assets by Segment	As of June 29, 2013	As of December 29, 2012
	(dollars in thousands)
Engineering and Construction	$33,664	$35,251
Automation	17,904	25,445
Corporate*	7,806	17,991
Consolidated	$59,374	$78,687

*Includes less than $0.1 million of assets held for sale from discontinued operations at December 29, 2012.

NOTE 7 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the six months ended June 29, 2013 and June 30, 2012 were as follows:

	June 29, 2013	June 30, 2012
	(dollars in thousands)
Current	$192	$—
Deferred	—	5,195
Total tax expense (benefit)	$192	$5,195
Discontinued operations	—	1,558
Total tax expense (benefit)	$192	$6,753

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period.  The effective income tax rates for the three and six month periods ended June 29, 2013 were 70.8% and 36.3%, respectively.  As a result of the valuation allowance recorded against our deferred tax assets that existed as of June 30, 2012, the effective income tax rates for the three and six month periods ended June 30, 2012 were not meaningful.

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

NOTE 9 – STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes.

Transactions	As of June 29, 2013	As of June 30, 2012
	(dollars in thousands)
Acceptance of notes for asset sales	$1,896	$—
Cash paid:
Interest	$1,253	$774

NOTE 10 – SUBSEQUENT EVENT

On July 15, 2013 the Company entered into a definitive agreement under which substantially all of its Gulf Coast engineering and in-plant operations will be sold to Furmanite America, Inc. ("FAI"), a subsidiary of Furmanite Corporation (NYSE:FRM). The total value of the transaction to ENGlobal is expected to be approximately $21.5 million, subject to certain adjustments, consisting primarily of cash at closing and a $3.5 million promissory note issued with a Furmanite Corporation guarantee.

ENGlobal intends to use the net proceeds from this transaction to repay advances under the PNC Credit Facility and for working capital. The transaction has been approved by the boards of directors for both companies, and is expected to close on August 30th, subject to lender approval and the completion of customary conditions. In addition, the companies have agreed to facilitate a smooth transition of corporate service functions and to support each company's business development efforts. Under terms of the agreement, approximately 900 employees will transfer from ENGlobal to Furmanite.

The Company expects that this transaction will substantially complete its review of strategic alternatives, which included selling a portion of the Company's assets, restructuring its operations and resolving its defaults under its credit facilities. Since that time, the Company has discontinued its Electrical Services division and divested its Land/Right of Way and Midstream Inspection divisions.

The effect of the proposed disposition of substantially all of the Gulf Coast engineering and in-plant operations has been recast below on a pro forma basis, presented in a Consolidated Balance Sheet and Consolidated Statements of Operations.  Summarized pro forma financial information for these divested operations for the comparable periods if the sale had been consummated as of June 29, 2013 are as follows:

  Pro forma Condensed Consolidated Statement of Operations

For the Six Months Ended June 29, 2013
Operating revenues	$40,851
Operating costs	34,886
Gross profit	5,965
Selling, general and administrative expenses	10,475
Operating loss	(4,510)
Other income (expense):
Gain on sale of assets	1,561
Other income (expense), net	211
Interest expense, net	(1,036)
Loss from continuing operations before income taxes	(3,774)
Provision (benefit) for federal and state income taxes	192
Loss from continuing operations	(3,966)
Income (loss) from discontinued operations, net of taxes	5,878
Net income (loss)	$1,912

Pro forma Condensed Consolidated Balance Sheet

ASSETS	June 29, 2013
Current Assets:
Cash, restricted cash and cash equivalents	$2,300
Trade receivables, net	20,311
Notes receivable	1,420
Prepaid expenses and other current assets	955
Costs and estimated earnings in excess of billings on uncompleted contracts	1,873
Total Current Assets	$26,859
Property and equipment, net	1,394
Goodwill and other intangible assets	4,165
Long-term trade, notes receivable and other, net	7,567
Other assets, net	668
Total Assets	$40,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued and other current liabilities	$5,641
Accrued compensation and benefits	2,765
Deferred rent	477
Billings in excess of costs and estimated earnings on uncompleted contracts	3,299
Other current liabilities	1,173
Total Current Liabilities	$13,355
Stockholders' Equity:
Common stock -	$28
Additional paid-in capital	38,570
Accumulated deficit	(8,868)
Treasury stock at cost	(2,362)
Accumulated other comprehensive loss	(70)
Total Stockholders' Equity	$27,298
Total Liabilities and Stockholders' Equity	$40,653

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

While ENGlobal experienced a difficult 2012, we continue to improve margins and reduce selling, general and administrative expenses (“SG&A”) in our core businesses in 2013.  While we posted a loss from continuing operations in the first six months of 2013 of $2.6 million, several factors should be considered when comparing our 2013 performance with 2012. We began implementing a profit enhancement plan in the fourth quarter of 2012. As a part of this plan, we have been reducing the amount of risk we are willing to accept in the work we are currently performing, which has resulted in less Engineering Construction Management and the associated procurement. This reduction in procurement has impacted our revenue in 2013 as compared to 2012, but has had a positive impact on our gross profit as procurement services are typically provided at lower mark-ups. We continue to work hard to prove ourselves as a reliable, high quality service provider to our customers and have been able to replace our backlog in 2013, keeping it at a level slightly above that at year end 2012.

During the fourth quarter of 2012, we began reducing our overhead costs primarily through staff reductions and reductions in purchased services. As a result, our corporate overhead has decreased from $8.3 million in the first six months of 2012 to $6.8 million for the same period in 2013.  Overhead as a percent of revenue has decreased slightly year over year, and is now positioned to support higher revenue levels. We continue to look for ways to reduce our overhead while maintaining a high level of service.

During the first six months of 2013, we have made substantial progress in paying down our debt obligations.  We liquidated the working capital of the divisions that we sold and received $6.1 in cash collateral from the expiration of letters of credit, which were used to pay down our PNC Credit Facility by over $12 million by June 29, 2013.  Further, we anticipate we will receive $18.0 million in net proceeds from the sale of substantially all of our Gulf Coast in-plant and engineering operations prior to the end of the third quarter and be able to repay the remaining advances under the PNC Credit Facility.  Upon repaying these advances, the Company will no longer be in default on any debt obligation or credit facility and expects to have working capital sufficient to conduct its remaining operations.

The Company expects that this transaction will substantially complete its review of strategic alternatives, which included selling a portion of the Company's assets, restructuring its operations and resolving its defaults under its credit facilities.  Moving forward, we plan to be a smaller scale operation with the focus on maintaining a healthy balance sheet. Our primary business will be our Automation segment and our mid-continent E&C segment.  Our principal operations will be located in Denver, CO, Tulsa, OK, Houston, TX and Mobile, AL.  Based on the proforma financial information included in Note 10 to the Financial Statements above and other analysis performed by Company management, we believe that a healthy company will emerge upon completion of the sale to Furmanite and the entry into on an amended revolving credit facility.

Results of Continuing Operations

Amounts reported as continuing operations for the three and six months ended June 29, 2013 and the three and six months ended June 30, 2012 are reported for the two segments that we continue to operate before the proposed sale of substantially all of our Gulf Coast in-plant and engineering operations. The Company's revenue from continuing operations is composed of engineering, procurement and construction management (EPCM) services revenue and the sale of fabricated engineered automation systems. The Company recognizes service revenue as soon as the services are performed. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in total are at margins lower than those of our normal core business. Operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations.  Other SG&A expenses includes investor relations/governance, finance, accounting, health/safety/environmental, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

Comparison of the three months ended June 29, 2013 versus the three months ended June 30, 2012

The following table set forth below, for the three months ended June 29, 2013 versus the three months ended June 30, 2012, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	E&C	Automation	Corporate	Consolidated
Three months ended June 29, 2013:
Revenue	$40.341	$10,307	$—	$50,648	100.0%
Gross profit	3,947	1,565	—	5,512	10.9%
SG&A	2,129	809	3,429	6,367	12.6%
Operating income (loss)	1,818	756	(3,429)	(855)	(1.7	) %
Other income (expense)				(211)	(0.4)%
Interest expense, net				(422)	(0.8)%
Tax benefit (expense)				(99)	(0.2)%
Net loss from continuing operations				$(1,587)	(3.1)%
Diluted loss from continuing operations per share				$(0.06)

Three months ended June 30, 2012:
Revenue	$44,816	$14,335	$—	$59,151	100.0%
Gross profit	3,595	1,603	—	5,198	8.8%
SG&A	2,617	1,010	4,253	7,880	13.3%
Operating income (loss)	978	593	(4,253)	(2,682)	(4.5)%
Other income (expense)				(4)	—%
Interest expense, net				(375)	(0.6)%
Tax benefit (expense)				(5,195)	(8.8)%
Net loss from continuing operations				$(8,256)	(13.9)%
Diluted loss from continuing operations per share				$(0.31)

Increase (Decrease) in Operating Results:
Revenue	$(4,475)	$(4,028)	$—	$(8,503)	(14.4)%
Gross profit (loss)	352	(38)	—	314	0.5%
SG&A	(488)	(201)	(824)	(1,513)	(2.6	) %
Operating income (loss)	840	163	824	1,827	3.1%
Other income (expense)				(207)	(0.3	) %
Interest expense, net				(47)	(0.1)%
Tax benefit (expense)				5,096	8.6%
Net loss from continuing operations				$6,669	11.3%
Diluted loss from continuing operations per share				$0.25

Revenue - Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the three months ended June 29, 2013, as compared to the three months ended June 30, 2012 decreased approximately $8.5 million. The E&C and the Automation segments both experienced decreased revenues. The E&C segment decrease was primarily due to lower in-office project revenues and procurement work for the Houston and Beaumont regions. The Automation segment experienced a decrease in revenue from the fabrication division due to projects ending in Baton Rouge and Beaumont.

Gross Profit - Gross profit increased for the three months ended June 29, 2013, as compared to the three months ended June 30, 2012. As a percentage of revenue, gross profit increased from 8.8% to 10.9% for the three months ended June 29, 2013, as compared to the three months ended June 30, 2012.  Our gross profit margin increased primarily due to reduced variable costs and improved efficiencies in our Automation Segment, resulting in higher profit margins. However, we are still affected by intense competition and pricing pressures.

Selling, General and Administrative - SG&A expenses decreased for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012. As a percentage of revenue, SG&A expenses decreased to 12.6% of revenues for the three months ended June 29, 2013 from 13.3% for the comparable prior year period.

Our SG&A expenses decreased primarily due to the reduction in salaries and benefits related to the reduction of overhead at the corporate level.

Interest Expense, net - Interest expense increased for the three months ended June 29, 2013, as compared to the three months ended June 30, 2012, primarily due to the increase in the rate of interest and fees charged to us by our senior lender.

Tax Expense - Income tax expense for the three months ended June 29, 2013, as compared to the three months ended June 30, 2012, decreased by $5.1 million primarily due to the write-off of all existing deferred tax assets in the second quarter of 2012.

Comparison of the six months ended June 29, 2013 versus the six months ended June 30, 2012

The following table set forth below, for the six months ended June 29, 2013 versus the six months ended June 30, 2012, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	E&C	Automation	Corporate	Consolidated
Six months ended June 29, 2013:
Revenue	$80,398	$20,013	$—	$100,411	100.0%
Gross profit	7,760	3,551	—	11,311	11.3%
SG&A	3,989	1,780	6,810	12,579	12.5%
Operating income (loss)	3,771	1,771	(6,810)	(1,268)	(1.3)%
Other income (expense)				(89)	(0.1)%
Interest expense, net				(1,036)	(1.0)%
Tax benefit (expense)				(192)	(0.2)%
Net loss from continuing operations				$(2,585)	(2.6)%
Diluted loss from continuing operations per share				$(0.10)

Six months ended June 30, 2012:
Revenue	$90,383	$27,940	$—	$118,323	100.0%
Gross profit	8,647	3,101	—	11,748	9.9%
SG&A	4,629	2,090	8,288	15,007	12.7%
Operating income (loss)	4,018	1,011	(8,288)	(3,259)	(2.8)%
Other income (expense)				(4)	—%
Interest expense, net				(677)	(0.6)%
Tax benefit (expense)				(5,195)	(4.4)%
Net loss from continuing operations				$(9,135)	(7.8)%
Diluted loss from continuing operations per share				$(0.34)

Increase (Decrease) in Operating Results:
Revenue	$(9,985)	$(7,927)	$—	$(17,912)	(15.1)%
Gross profit (loss)	(887)	450	—	(437)	(0.4)%
SG&A	(640)	(310)	(1,478)	(2,428)	(2.1)%
Operating income (loss)	(247)	760	1,478	1,991	1.7%
Other income (expense)				(85)	(0.1)%
Interest expense, net				(359)	(0.3)%
Tax benefit (expense)				5,003	4.2%
Net loss from continuing operations				$6,550	5.5%
Diluted loss from continuing operations per share				$0.24

 Revenue - Revenue for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012 decreased approximately $17.9 million. The E&C and the Automation segments both experienced decreased revenues. The E&C segment decrease was primarily due to lower in-office project revenues and procurement work for most E&C regions. The Automation segment experienced a decrease in revenue from the fabrication division due to projects ending in Baton Rouge and Beaumont, offset partially by an increase in the Caspian Pipeline Consortium.

Gross Profit - Gross profit decreased slightly for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012. As a percentage of revenue, however, gross profit increased from 9.9% to 11.3% for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012.  Our gross profit margin increased primarily due to reduced variable costs and improved efficiencies in our Automation Segment, resulting in higher profit margins.

Selling, General and Administrative - SG&A expenses decreased for the six months ended June 29, 2013 as compared to the six months ended June 30, 2012. As a percentage of revenue, SG&A expenses decreased slightly to 12.5% of revenues for the six months ended June 29, 2013, versus 12.7% for the comparable prior year period.

Our SG&A expenses decreased primarily due to the reduction of overhead at the corporate level, primarily in reduced personnel costs and reduced travel and entertainment,.

Interest Expense, net - Interest expense increased for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012, primarily due to the increase in the rate of interest and fees charged to us by our senior lender.

Tax Expense - Income tax expense for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012, decreased by $5.0 million primarily due to the write-off of all existing deferred tax assets in the second quarter of 2012.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity at June 29, 2013 were internally generated funds and borrowings under our senior revolving credit facility with PNC Bank (the “PNC Credit Facility”), discussed under “PNC Credit Facility” below. The outstanding balance under the facility as of June 29, 2013 and August 7, 2013 was $14.7 million and $12.5 million, respectively. See "PNC Credit Facility" and “Item 1A- Risk Factors” below for additional information about our sources of liquidity.

Cash Flows from Operating Activities

Operations provided approximately $5.2 million in net cash during the six months ended June 29, 2013, compared with net cash used in operations of $8.9 million during the comparable period in 2012.

The primary changes in working capital accounts during the six months ended June 29, 2013 were:

•
Decreased Trade Accounts and Other Receivables – The decrease in trade accounts receivable is primarily the result of the collection of retained working capital related to the divested Field Solutions segment and receivables related to the Caspian Pipeline Consortium.

•
Decreased Accounts Payable – The decrease in accounts payable is a result of applying funds related to the collection of retained working capital related to the divested Field Solutions segment and the Caspian Pipeline Consortium to reduce past due amounts outstanding with vendors, primarily in the Automation segment.

Cash Flows from Investing Activities

Investing activities provided cash totaling $7.0 million for the period ended June 29, 2013, and used $4.4 million for the comparable period in the prior year. The primary reasons for the change were the result of restricted cash used to partially collateralize our letter of credit related to the Ex-Im Letter of Credit Facility being released in conjunction with its expiration in June 2013 and proceeds from the sale of the Inspection division of the Field Solutions segment.  Other investing activities were primarily related to maintenance capital additions in both periods and the divestiture of the Inspection division of the Field Solutions segment in the first quarter of 2013.

Future investing activities are anticipated to remain consistent with prior years, in principal, and include capital additions for leasehold improvements and technical applications. The Company uses vendor leasing programs as needed to keep technology up-to-date on its software and equipment, such as upgrades to computers. The PNC Credit Facility limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities used cash totaling $12.1 million during the six months ended June 29, 2013 and provided cash totaling $14.8 million during the six months ended June 30, 2012. Our primary financing mechanism was our line of credit under the PNC Credit Facility and its predecessor, the Wells Fargo Credit Facility. During the six months ended June 29, 2013, our borrowings under the line of credit were $94.6 million in the aggregate and we repaid an aggregate of $106.7 million, aided by the release of collateral related to the Ex-Im Letter of Credit Facility and liquidation of the working capital related to divestiture of the Field Solutions segment.  During the six months ended June 30, 2012, our borrowings under the line of credit were $91.9 million in the aggregate and we repaid an aggregate of $76.9 million.

Line of Credit Facility

On May 29, 2012, the Company entered into a credit facility with PNC Bank, National Association, as administrative agent (“PNC Credit Facility”) for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). As of September 29, 2012 and thereafter, the Company has not been in compliance with the certain financial covenants of the PNC Credit Facility.

On September 27, 2012, the Company entered into the First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement (the "Forbearance Agreement"), with the Lenders regarding the PNC Credit Facility.  Under the terms of the Forbearance Agreement, the Lenders agreed to forbear, during the Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility, with respect to specified events of default. The "Forbearance Period" commenced on September 27, 2012 and ended on October 31, 2012.  On October 30, 2012, the Forbearance Period was extended to November 15, 2012.  On November 14, 2012, the Forbearance Period was extended to November 30, 2012.

On December 18, 2012, the Company entered into the Second Amendment to Revolving Credit and Security Agreement,
Waiver and Forbearance Extension (the “Second Amendment”).  Under the terms of the Second Amendment, the Lenders agreed to continue to forbear, during the Second Forbearance Period (as defined below), from exercising their rights and remedies, under the PNC Credit Facility in respect of the specified events of default; provided, however, that agent may, but is not obligated to, collect the accounts and proceeds of other collateral under the Credit Agreement and apply such collections and proceeds to the obligations under the Credit Agreement and impose the default rate of interest under the Credit Agreement. The “Second Forbearance Period” commenced on September 27, 2012 and ended on April 30, 2013.

As of the date of this report, we continue to operate while negotiating the terms of an amended revolving credit facility.  We anticipate that the net proceeds from tour previously announced transaction to sell substantially all of our Gulf Coast engineering and in-plant operations will be used to repay our outstanding advances under the PNC Credit Facility and for working capital.

Letter of Credit Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project.  The Company was required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project.  On June 17, 2013, the letters of credit were allowed to expire.  The Company has proposed an alternative option to modify terms of future retention amounts in lieu of the letters of credit.  As a result of the expiration of the letters of credit, $6.1 million of restricted cash was released and applied to advances under the PNC Credit Facility.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the PNC Credit Facility. As of June 29, 2013, $14.7 million was outstanding under the PNC Credit Facility that accrued interest at 7.0%.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2013, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2013, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 29, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our indebtedness will limit our ability to finance future operations or engage in other business activities and could have a material adverse impact on our financial condition. As of June 29, 2013, the aggregate amount of our outstanding indebtedness was approximately $14.7 million, all of which related to borrowings outstanding under the PNC Credit Facility, which could have important consequences.  Historically, we have relied on credit facilities, including the PNC Credit Facility and the Ex-Im Bank Facility, to provide us with adequate working capital to operate our business.  As described above, on December 18, 2012, we entered into the Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension with respect to the PNC Credit Facility, whereby the lenders agreed to continue to forbear until April 30, 2013, subject to certain conditions, from exercising their rights and remedies, under the PNC Credit Facility in respect of certain events of default.  In addition, pursuant to the terms of the Second Amendment, the Maximum Revolving Amount (as defined in the PNC Credit Facility) will be reduced from $35 million to (i) $31.5 million for the period from February 1, 2013 through April 29, 2013, and (ii) $26.5 million for the period from April 30, 2013 through the maturity date of the PNC Credit Facility, which is presently May 29, 2015.  On March 8, 2013, the agent under the PNC Credit Facility notified the Company that the forbearance period had expired on January 31, 2013 by reason of the failure of the Board of Directors of the Company to act in manner consistent with the strategic recommendations set forth in the final report prepared by Simmons and, as a result, effective March 15, 2013, (i) the Maximum Revolving Amount (as defined in the PNC Credit Facility) was reduced from $31.5 million to $27.5 million and (ii) Eligible Costs in Excess of Billings (as defined in the PNC Credit Facility) will be reduced to $1 million through March 31, 2013, $500,000 from April 1, 2013 through April 15, 2013 and $0 thereafter to the maturity date.  As of August 7, 2013, the balance outstanding on the PNC Credit Facility was $12.5 million.  This reduction in availability under the PNC Credit Facility will limit our ability to expand or engage in other business activities, and could have a material adverse impact on our financial condition.

We have decided to sell our Gulf Coast engineering and in-plant operations, which poses certain risks.  On July 15, 2013, we entered into an agreement to sell substantially all of our Gulf Coast engineering and in-plant operations, which we anticipate will close in the third quarter of 2013. Divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested businesses, and the possible disruption of operations in both the affected and retained businesses. In addition, divestitures may involve significant post-closing separation activities, including the expenditure of significant financial and employee resources. There is a risk that our planned divesture may be delayed or may not close at all. Delays or failure to close could result in additional required capital and personnel resources, and could diminish or preclude our ability to receive the anticipated benefit from the contemplated transaction, which could also negatively impact our ability to successfully implement our overall business strategies. If we are unable to consummate the sale of our Gulf Coast engineering and in-plant operations or manage the post-separation transition arrangements, it could adversely affect our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See discussion under Note 5 - Line of Credit and Letter of Credit Facilities to our Notes to Unaudited Interim Condensed Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors and elsewhere in this quarterly report regarding defaults under the PNC Credit Facility and the Ex-Im Bank Credit Facility.

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

Dated:	August 9, 2013
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer