Form 10-Q
period 2013-09-28
ENGLOBAL CORP
filed 2013-11-08
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 8, 2013.

$0.001 Par Value Common Stock	27,082,861 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 28, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Operating revenues	$43,298	$57,482	$143,709	$175,805
Operating costs	38,094	54,212	127,194	162,455
Gross profit	5,204	3,270	16,515	13,350

Selling, general and administrative expenses	5,203	6,162	17,782	19,301
Goodwill impairment	—	14,568	—	14,568
Operating income (loss)	1	(17,460)	(1,267)	(20,519)

Other expense:
Gain on sale of assets	487	—	487	—
Other expense, net	7	(98)	(82)	(100)
Interest expense, net	(510)	(643)	(1,546)	(1,320)
Loss from continuing operations before income taxes	(15)	(18,201)	(2,408)	(21,939)

Provision for federal and state income taxes	35	412	227	5,606
Loss from continuing operations	(50)	(18,613)	(2,635)	(27,545)

Income (loss) from discontinued operations, net of taxes	—	(3,717)	2,935	(4,779)
Net income (loss)	(50)	(22,330)	$300	$(32,324)

Other comprehensive income
Foreign currency translation adjustment	—	—	—	(1)
Comprehensive income (loss)	$(50)	$(22,330)	$300	$(32,325)
Income (loss) per common share - basic:
Loss from continuing operations	$0.00	$(0.69)	$(0.10)	$(1.03)
Income (loss) from discontinued operations	—	(0.14)	0.11	(0.17)
Net income (loss)	$0.00	$(0.83)	$0.01	$(1.20)
Income (loss) per common share - diluted:
Loss from continuing operations	$0.00	$(0.69)	$(0.10)	$(1.03)
Income (loss) from discontinued operations	—	(0.14)	0.11	(0.17)
Net income (loss)	$0.00	$(0.83)	$0.01	$(1.20)

Weighted average shares used in computing earnings per share:
Basic	27,041	26,964	27,041	26,882
Diluted	27,200	26,964	27,200	26,882

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

ASSETS	September 28, 2013	December 29, 2012
Current Assets:
Cash and cash equivalents	$1,309	$738
Restricted cash	—	6,135
Trade receivables, net of allowances of $2,405 and $2,593	26,561	52,470
Prepaid expenses and other current assets	460	1,626
Notes receivable	2,184	1,243
Costs and estimated earnings in excess of billings on uncompleted contracts	1,431	3,840
Assets held for sale	—	57
Federal and state income taxes receivable, net	332	582
Total Current Assets	32,277	66,691
Property and equipment, net	3,093	2,997
Goodwill	2,806	2,806
Other intangible assets, net	1,114	1,852
Long-term trade and notes receivable, net of current portion and allowances	6,394	3,161
Other assets	399	1,180
Total Assets	$46,083	$78,687
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$7,755	$11,048
Accrued compensation and benefits	2,908	8,308
Current portion of Credit Facilities	1,115	26,829
Current portion of Capital Leases	1,189	—
Deferred rent	416	608
Billings in excess of costs and estimated earnings on uncompleted contracts	4,177	4,830
Liabilities held for sale	—	99
Other current liabilities	2,324	1,666
Total Current Liabilities	19,884	53,388
Commitments and Contingencies (Note 10)
Long Term Liabilities:
Capital Leases	506	—
Total Liabilities	20,390	53,388
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,082,861 and 27,114,339 shares outstanding and 28,063,960 and 28,095,438 shares issued at September 28, 2013 and December 29, 2012, respectively	28	28
Additional paid-in capital	38,576	38,482
Accumulated deficit	(10,479)	(10,779)
Treasury stock at cost - 981,099 shares at September 28, 2013 and December 29, 2012	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(70)
Total Stockholders' Equity	25,693	25,299
Total Liabilities and Stockholders' Equity	$46,083	$78,687

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Nine Months Ended
	September 28, 2013	September 29, 2012
Cash Flows from Operating Activities:
Net income (loss)	$300	$(32,324)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,463	1,452
Share-based compensation expense	94	177
Deferred income tax expense	—	6,166
Impairment of goodwill	—	16,965
Notes receivable	(254)	—
(Gain) loss on disposal of property, plant and equipment	(1,583)	47
(Gain) loss on disposal of assets	(3,424)	—
Changes in current assets and liabilities:
Trade accounts receivable	4,660	(1,467)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,406	(704)
Prepaid expenses and other assets	1,783	(248)
Accounts payable	(3,047)	770
Accrued compensation and benefits	5,711	3,986
Billings in excess of costs and estimated earnings on uncompleted contracts	(631)	(520)
Other liabilities	(3,934)	(2,578)
Net cash provided by (used in) operating activities	$3,544	$(8,278)

Cash Flows from Investing Activities:
Property and equipment acquired	(74)	(228)
Restricted cash	6,135	(3,859)
Proceeds from sale of assets	—	170
Proceeds from sale of division	16,789	—
Net cash provided by (used in) investing activities	$22,850	$(3,917)

Cash Flows from Financing Activities:
Borrowings on line of credit	139,404	149,872
Payments on line of credit	(165,119)	(136,818)
Repayments under capital leases	(108)	—
Other long-term debt repayments	—	(250)
Net cash (used in) provided by financing activities	$(25,823)	$12,804
Effect of Exchange Rate Changes on Cash	—	(1)
Net change in cash	571	608
Cash and cash equivalents, at beginning of period	738	26
Cash and cash equivalents, at end of period	$1,309	$634

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as "ENGlobal," the "Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all of its subsidiaries' financial results, and significant inter-company accounts and transactions have been eliminated in the consolidation.  The condensed consolidated financial statements of the Company included herein are unaudited for the three and nine month periods ended September 28, 2013 and September 29, 2012, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 29, 2012, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 29, 2012, included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.  Certain reclassifications have been made to the 2012 condensed consolidated financial statements to conform to the presentation to report discontinued operations. Refer to Note 3.

A summary of our critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2012 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.

NOTE 2 – GOING CONCERN

For most of 2012, the Company had operated under difficult circumstances.  For the year ended December 29, 2012, the Company reported a net loss of approximately $33.6 million that included a non-cash charge of approximately $16.9 million related to a goodwill impairment and a non-cash charge of approximately $6.8 million related to a valuation allowance established in connection with the Company’s deferred tax assets.   During 2012, the Company’s net borrowings under its revolving credit facilities increased approximately $10.5 million to fund operations.  Due to challenging market conditions, the Company’s revenues and profitability declined during 2012.  As a result, the Company implemented a profit improvement plan that led to the divestiture of certain operations.

In November 2012, the Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment.  The Company subsequently completed the divestiture of the Inspection division of its Field Solutions segment effective January 3, 2013.  Refer to Note 3 – Discontinued Operations for additional information regarding these two divestitures.  In addition, the Company sold substantially all of its Gulf Coast engineering and in-plant operations on August 30, 2013, with net proceeds from the sale of these operations used to repay all outstanding advances under the PNC Credit Facility and for working capital needs. Refer to Note 4 – Disposal of Continuing Operations.

As of September 28, 2013, the Company had resolved its defaults, had no borrowings under the Line of Credit issued under the Amended PNC Credit Facility and $1.1 million Letters of Credit issued under the Amended PNC Credit Facility.  Refer to Note 7 – Line of Credit and Letter of Credit Facilities for additional information.  As a result of these transactions, we have completed the review of our strategic alternatives.  We believe that our working capital is sufficient to fund our operations.

NOTE 3 – DISCONTINUED OPERATIONS

On November 2, 2012, the Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment to Steele & Company, LLC effective October 26, 2012, while retaining the Inspection division pursuant to the terms of the amended definitive agreement. The transaction was valued at approximately $7.5 million, consisting of approximately $4.5 million in retained working capital and a $3.0 million promissory note payable to the Company at 8% interest over four years.  The Company subsequently completed the divestiture of the Inspection division of its Field Solutions segment to a subsidiary of Furmanite Corporation effective January 3, 2013.  The transaction was valued at approximately $7.9 million, consisting of $1.0 million cash at closing, $5.0 million in retained working capital and a $1.9 million promissory note payable to the Company over four years at 5% interest with a Furmanite Corporation guarantee, resulting in a gain of approximately $2.9 million.

The operations of the Field Solutions segment (and the smaller Electrical Services division) have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The remaining net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Income from discontinued operations, net of taxes".  Summarized financial information for the discontinued operations is shown below (amounts in thousands):

	For the Nine Months Ended
	September 28, 2013	September 29, 2012
Revenues	$—	$52,442
Costs	—	49,586
Operating income	—	2,856
SG&A	3	3,676
Goodwill impairment	—	2,397
Other income (expense)	2,935	(5)
Net income (loss) before taxes	2,932	(3,222)
Tax expense	—	1,557
Net income (loss)	$2,932	$(4,779)

NOTE 4 – DISPOSAL OF CONTINUING OPERATIONS

On August 30, 2013, the Company completed the sale of substantially all of its Gulf Coast engineering and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to ENGlobal was $18 million, subject to certain adjustments, consisting primarily of $16 million of cash at closing and a $3.0 million promissory note issued at 4% interest with a Furmanite Corporation guarantee with a subsequent adjustment of $1 million owing to Furmanite reflected in current accounts payable.  The transaction resulted in a $487,000 gain on the sale of these operations.  ENGlobal used most of the net proceeds from this transaction to repay advances under the PNC Credit Facility.  As a result of this transaction, approximately 900 employees transferred from ENGlobal to Furmanite.  The impact of the sale of these operations are summarized as follows (amounts in thousands):

2013 Continuing Operations:	For the Nine Months Ended September 28, 2013	Disposed Operations	Pro Forma For the Nine Months Ended September 28, 2013
Operating revenues	$143,709	$79,768	$63,941
Operating costs	127,194	72,954	54,240
Gross profit	16,515	6,814	9,701
Selling, general and administrative expenses	17,782	2,748	15,034
Operating income (loss)	$(1,267)	$4,066	$(5,333)

2012 Continuing Operations:	For the Nine Months Ended September 29, 2012	Disposed Operations	Pro Forma For the Nine Months Ended September 28, 2012
Operating revenues	$175,805	$90,527	$85,278
Operating costs	162,455	85,537	76,918
Gross profit	13,350	4,990	8,360
Selling, general and administrative expenses	19,301	2,824	16,477
Goodwill impairment	14,568	14,568	—
Operating income (loss)	$(20,519)	$(12,402)	$(8,117)

NOTE 5 – NOTES RECEIVABLE

Notes receivable consisted of the following (amounts in thousands):

	September 28, 2013	December 29, 2012
Steele & Company, LP (Land and Right-of-Way divestiture)	$3,194	$2,996
Aspen	514	514
Furmanite Corporation, (Inspection divestiture)	1,966	—
South Louisiana Ethanol, LLC (see Note 10)	894	894
Furmanite Corporation, (Gulf Coast divestiture)	3,010	—
Total Notes Receivable	9,578	4,404
Current portion of Notes Receivable	(2,184)	(1,243)
Note Reserve	(1,000)
Long Term Notes Receivable	$6,394	$3,161

NOTE 6 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (amounts in thousands):

	September 28, 2013	December 29, 2012
Costs incurred on uncompleted contracts	$40,312	$51,649
Estimated earnings (losses) on uncompleted contracts	10,199	3,216
Earned revenues	50,511	54,865
Less: billings to date	53,257	55,855
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(2,746)	$(990)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,431	$3,840
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,177)	(4,830)
Net billings in excess of costs and estimated earnings on uncompleted contracts	$(2,746)	$(990)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to frequent review and revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Pursuant to Company policy, fixed price contracts in excess of $250,000 are afforded a cost contingency component applied at the beginning of the project based on a tiered rate calculation.  As a project surpasses 70% completion, the contingency is released on a pro-rata basis over the final 30% of the life of the project.  In the event that a review indicates a project has experienced cost overruns, the contingency is also used to offset those overruns.  When recognized, cost contingencies increase the cost of sales and reduce the gross margin of those fixed-price contracts.  To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we defer revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is approximately $0.1 million as of September 28, 2013, compared to $1.2 million as of December 29, 2012. We expect a majority of the deferred revenue to be realized by year end 2013.

NOTE 7 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On May 29, 2012, the Company entered into a credit facility with PNC Bank, National Association, as administrative agent (“PNC Credit Facility”) for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). From September 29, 2012 until August 30, 2013, the Company was not in compliance with the certain financial covenants of the PNC Credit Facility.

On August 30, 2013, the Company entered into an Amended Revolving Credit and Security Agreement and Limited Consent, (the “Amended PNC Credit Facility”).  Under the terms of the Amended PNC Credit Facility, PNC consented to the disposal of continuing operations discussed in Note 4, waived the existing events of default and ceased the charging of interest on outstanding indebtedness at the default rate.  The Company also executed an Amended and Restated Revolving Credit Agreement with PNC which effectively reduced the maximum borrowing amount from $35.0 million to $10.0 million under the Amended PNC Credit Facility.  Both agreements commenced on August 30, 2013 and will continue in full force and effect until September 30, 2014.   Set forth below are certain of the material terms of the Amended PNC Credit Facility:

Revolving Advances: Each Lender, severally and not jointly, will make revolving advances to the Company in aggregate amounts outstanding at any time equal to such Lender's Commitment Percentage of the lesser of (a) $10.0 million less the maximum undrawn amount on all outstanding letters of credit, or (b) an amount equal to the sum of: (i) up to 85% of Eligible Receivables, plus (ii) up to the lesser of (x) up to 85% of Eligible Extended Term Receivables or (y) $1.5 million, plus (iii) up to the lesser of (x) up to 85% of Eligible Government Receivables or (y) $800,000, plus (iv) up to the lesser of (x) 75% of Eligible Unbilled Receivables or (y) $4.0 million; provided, however, that no more than $800,000 of the amount resulting from the calculation of this part (iv) may be attributable to Eligible Unbilled Receivables owed by Government Customers, plus (v) up to the lesser of (x) up to 50% of Eligible Costs in Excess of Billings or (y) $4.0 million, minus (vi) the Maximum Undrawn Amount of all outstanding letters of credit, minus (vii) such reserves as Agent may deem proper and necessary in the exercise of its discretion. Certain of the percentages and dollar amounts discussed above may be increased or decreased by Agent at any time, so long as such increase or decrease is reasonable and done in good faith.

Interest: Any Loans will bear interest at (a) the sum of the Alternate Base Rate (defined as a fluctuating rate equal to the highest of (x) the commercial lending rate of Agent as publicly announced and in effect on such day, (y) the daily federal funds open rate as quoted by ICAP North America, Inc. in effect on such day plus 1/2 of 1%, and (z) the Daily Libor Rate plus 1% with the Daily LIBOR Rate determined by taking the LIBOR rate published in the Wall Street Journal and dividing it by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus 2.75% for Domestic Rate Loans or (b) the sum of the Eurodollar Rate (defined as a fluctuating rate determined by Agent by dividing the quoted LIBOR rate by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus 3.75%.

Collateral: All obligations of the Company under the loan agreement are secured by a first priority perfected lien against any and all personal property assets of the Company (other than certain excluded property).

Term: All Loans and all other obligations outstanding under the loan agreement shall be payable in full on September 30, 2014, unless otherwise terminated pursuant to the terms of the loan agreement.

 Covenants: The loan agreement requires the Company to comply with various financial, affirmative and negative covenants affecting their businesses and operations, including:

•
Maintain a Fixed Charge Coverage Ratio of (a) not less than 0.80 to 1.00, measured (i) as of October 31, 2013, for the month then most recently ended; (ii) as of November 30, 2013, for the two months then most recently ended; (iii) as of December 31, 2013, for the three months then most recently ended; (iv) as of January 31, 2014, for the four months then most recently ended; (b) not less than 0.95 to 1.00, measured (i) as of February 28, 2014, for the five months then most recently ended (ii) as of March 31, 2014, for the nine months then most recently ended; (iii) as of April 30, 2014, for the seven months then most recently ended; (iv) as of May 31, 2014, for the eight months then most recently ended; (c) not less than 1.00 to 1.00, measured (i) as of June 30, 2014, for the nine months then most recently ended (ii) as of July 31, 2014, for the ten months then most recently ended; (iii) as of August 31, 2014, for the eleven months then most recently ended; and (iv) as of September 30, 2014, for the twelve months then most recently ended.

•	Maintain at all times Excess Availability of not less than the greater of $1.0 million or 10% of the maximum revolving advance measured monthly as of the last day of the month.
•	Maintain at all times Excess Availability of not less than the greater of $1.0 million or 10% of the maximum revolving advance measured monthly as of the last day of the month.
•
Cause the aggregate amount of cash receipts attributable to the Caspian Contracts to exceed the aggregate amount of all costs and expenses incurred in connection the Company’s performance of its Caspian Project obligations by a minimum of $0.5 million measured twice per month.

•	The Company will not contract for, purchase or make any expenditure or commitment for capital expenditures, in an aggregate amount in excess of $3.5 million.

Letter of Credit Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company could issue letters of credit to CPC for its performance under the CPC project.  The Company was required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project.  On June 17, 2013, these letters of credit were allowed to expire.  As a result of the expiration of the letters of credit, $6.1 million of cash collateral was released and applied to the PNC Credit Facility.  The expiration of these letters of credit have not impacted our ability to generate revenue from this project.

The parties have agreed to an amendment of the service agreement governing the CPC Project with the following terms in the absence of a letter of credit facility or other performance bank guarantee in place:

•	The retention on all receivables related to the project will increase from 10% to 15% effective September 13, 2013, applied retrospectively on all invoices paid on June 27, 2013.
•
The release of the retention would be made in two stages as it relates to milestones the project achieves.  The first thirty three percent (33%) of the retention will be released after the issuance of the Site Acceptance Test certificate and client approval for the system and equipment.

•
The remaining sixty seven percent (67%) of the retention will be released after expiration of the warranty period, signified by the issue of the final acceptance certificate by the client as set forth in the original agreement as amended.

•	The Company will provide quarterly reports on its financial condition.

NOTE 8 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) were as follows (amounts in thousands):

	For the Nine Months Ended
	September 28, 2013	September 29, 2012
Current	$227	$—
Deferred	—	5,606
Total tax expense (benefit)	227	5,606
Discontinued operations	—	1,557
Total tax expense (benefit)	$227	$7,163

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period.  The effective income tax rates for the three and nine month periods ended September 28, 2013 were 35.6% and 36.3%, respectively.  As a result of the valuation allowance recorded against our deferred tax assets that existed as of September 29, 2012, the effective income tax rates for the three and nine month periods ended September 29, 2012 were not meaningful.

NOTE 9 – SEGMENT INFORMATION

The Engineering and Construction (“E&C”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. The E&C segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities. The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology, electrical and heat tracing projects primarily to the upstream and downstream sectors throughout the United States.

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, health, safety, and environmental, human resources and information technology. The Corporate segment supports all other business segments and consists primarily of general and administrative expenses that are not allocated to those operations.  Segment information for the nine months ended September 28, 2013 and September 29, 2012 includes disposed continuing operations (Refer to Note 4).  Segment information is as follows (amounts in thousands):

Operations Data	E&C	Automation	Corporate	Consolidated
For the Nine Months Ended September 28, 2013:
Revenue	$112,299	$31,410	$—	$143,709
Gross profit	10,782	5,733	—	16,515
SG&A	5,783	2,475	9,524	17,782
Operating income (loss)	4,999	3,258	(9,524)	(1,267)
Other income				405
Interest expense, net				(1,546)
Tax expense				(227)
Discontinued operations - net of taxes				2,935
Net income				$300

For the Nine Months Ended September 29, 2012:
Revenue	$131,161	$44,644	$—	$175,805
Gross profit	9,874	5,578	(2,102)	13,350
SG&A	6,684	3,186	9,431	19,301
Goodwill impairment	14,568	—	—	14,568
Operating income (loss)	(11,378)	2,292	(11,533)	(20,519)
Other expense				(100)
Interest expense, net				(1,320)
Tax expense				(5,606)
Discontinued operations - net of taxes				(4,779)
Net loss				$(32,324)

Total Assets by Segment	September 28, 2013	December 29, 2012
Engineering and Construction	$11,777	$35,251
Automation	24,071	25,445
Corporate*	10,235	17,991
Consolidated	$46,083	$78,687

*Includes less than $0.1 million of assets held for sale from discontinued operations at December 29, 2012.

 NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

In June 2010, SemCrude, LP, SemCrude Pipeline, LLC and White Cliffs Pipeline, LLC (collectively “SemCrude”) filed an action in the United States District Court for Tulsa County, Oklahoma against ENGlobal Construction Resources, Inc. d.b.a. ENGlobal Inspection Services, ENGlobal Engineering, Inc., and Western X-Ray Service, Inc.  SemCrude alleges that ENGlobal Inspection failed to properly inspect and verify that the nondestructive testing of girth welds on portions of the pipeline system was completed in accordance with state and federal regulations and contract specifications.  SemCrude further alleges that ENGlobal Engineering failed to properly manage the work of ENGlobal Inspection to ensure that the work was properly performed, causing SemCrude to incur in excess of $2,500,000 in damages.  ENGlobal maintains several defenses associated with its scope of work and the fact that it was not contractually responsible for the work of third parties working on the project, such as Western X-Ray and SemCrude. The case was resolved during the third quarter of 2013 and the Company paid $600,000 with the settlement of this claim.

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

NOTE 11 – STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes (amounts in thousands)

	As of September 28, 2013	As of September 29, 2012
Non-Cash Transactions:
Acceptance of notes for asset sales	$4,896	$—
Assets Purchased under Capital Leases	$1,803	$—
Cash paid:
Interest	$1,953	$1,241

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

While ENGlobal experienced a difficult 2012, we have improved margins and reduced selling, general and administrative expenses (“SG&A”) in our core businesses in 2013.  We have reported income from continuing operations in the first nine months of 2013 of $0.3 million, primarily as a result of gains recorded on the sale of our Inspection division and of our Gulf Coast E&C and In-plant operations.   We began implementing a profit enhancement plan in the fourth quarter of 2012. As a part of this plan, we have been reducing the amount of risk we are willing to accept in the work we are currently performing, which has resulted in less Engineering Construction Management and the associated procurement. This reduction in procurement has impacted our revenue in 2013 as compared to 2012, but has had a positive impact on our gross profit margin as procurement services are typically provided at lower mark-ups. We continue to work hard to prove ourselves as a reliable, high quality service provider to our customers. During the fourth quarter of 2012, we began reducing our overhead costs primarily through staff reductions and reductions in purchased services. As a result, our corporate overhead has decreased from $11.5 million in the first nine months of 2012 to $9.5 million for the same period in 2013.  Overhead as a percent of revenue has decreased slightly year over year, and is now positioned to support higher revenue levels. We continue to look for ways to reduce our overhead while maintaining a high level of service.

During the first nine months of 2013, we repaid all our debt obligations.  This was accomplished by liquidating the working capital of the divisions that we sold in late 2012 and 2013, removing the restrictions from $6.1 in cash collateral via the expiration of letters of credit and using the proceeds from the sale of our Gulf Coast E&C and in-plant operations during the third quarter to repay the remaining advances under the PNC Credit Facility.  Upon repaying these advances, together with the Limited Consent and Waiver contained within the Amended PNC Credit Facility, the Company is no longer in default on any debt obligation or credit facility, has access to working capital sufficient to conduct its remaining operations and we believe that concerns over our ability to continue as a going concern are no longer applicable.

Our remaining primary businesses are our Automation segment and our mid-continent E&C segment.  Our principal operations are located in Denver, CO, Tulsa, OK, Houston, TX, Chicago, IL and Mobile, AL.

Results of Continuing Operations

Amounts reported as continuing operations for the three and nine months ended September 28, 2013 and the three and nine months ended September 29, 2012 are reported for the two segments that we continue to operate. These reported amounts include the Company’s  Gulf Coast E&C and in-plant operations that were sold on August 30, 2013. The Company's revenue from continuing operations is composed of engineering, procurement and construction management (EPCM) services revenue and the sale of fabricated engineered automation systems. The Company recognizes service revenue as soon as the services are performed. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in total are at margins lower than those of our normal core business. Operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations.  Other SG&A expenses includes investor relations/governance, finance, accounting, health/safety/environmental, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

Comparison of continuing operations for the three months ended September 28, 2013 versus September 29, 2012

The following table set forth below, for the three months ended September 28, 2013 (including the disposed continuing operations for the two months ended August 30, 2013) versus the three months ended September 29, 2012 (including the disposed continuing operations), provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data:	E&C	Automation	Corporate	Consolidated
Three months ended September 28, 2013:
Revenue	$31,901	$11,397	$—	$43,298	100.0%
Gross profit	3,022	2,182	—	5,204	12.0%
SG&A	1,794	695	2,714	5,203	12.0%
Operating income (loss)	1,228	1,487	(2,714)	1	0.0%
Gain on sale of assets				487	1.1%
Other income				7	0.0%
Interest expense, net				(510)	(1.2)%
Tax expense				(35)	(0.1)%
Net loss from continuing operations				$(50)	(0.1)%
Diluted loss from continuing operations per share				$(0.00)

Three months ended September 29, 2012:
Revenue	$40,779	$16,703	$—	$57,482	100.0%
Gross profit	2,638	2,734	(2,102)	3,270	5.7%
SG&A	2,055	1,096	3,011	6,162	10.7%
Goodwill impairment	14,568	—	—	14,568	25.3%
Operating income (loss)	(13,985)	1,638	(5,113)	(17,460)	(30.4)%
Gain on sale of assets				—	—
Other expense				(98)	(0.2)%
Interest expense, net				(643)	(1.1)%
Tax expense				(412)	(0.7)%
Net loss from continuing operations				$(18,613)	(32.4)%
Diluted loss from continuing operations per share				$(0.69)

Increase (Decrease) in Operating Results:
Revenue	$(8,878)	$(5,306)	$—	$(14,184)	(24.7)%
Gross profit (loss)	384	(552)	2,102	1,934	3.4%
SG&A	(261)	(401)	(297)	(959)	(1.7)%
Goodwill impairment	(14,568)	—	—	(14,568)	25.3%
Operating income (loss)	15,213	(151)	2,399	17,461	30.4%
Gain on sale of assets				487	1.1%
Other income (expense)				105	0.2%
Interest expense, net				133	0.2%
Tax expense				377	0.7%
Net loss from continuing operations				$18,563	32.3%
Diluted loss from continuing operations per share				$0.70

Revenue - Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the three months ended September 28, 2013, as compared to the three months ended September 29, 2012 decreased approximately $14.2 million. The E&C and the Automation segments both experienced decreased revenues. The E&C segment decrease of $8.9 million was primarily due to the sale of the Gulf Coast E&C and in-plant operations on August 30, 2013 resulting in only two months of recorded revenue for the quarter ended September 28, 2013 and lower in-office project revenues due to the change in the Company’s project risk profile which has significantly reduced its procurement activities. The Automation segment decrease of $5.3 million was due to a decrease in revenue from the fabrication division as a result of projects ending in Baton Rouge and Beaumont.

Gross Profit - Gross profit increased for the three months ended September 28, 2013, as compared to the three months ended September 29, 2012. As a percentage of revenue, gross profit increased from 5.7% to 12.0% for the three months ended September 28, 2013, as compared to the three months ended September 29, 2012.  Our gross profit margin increased primarily due to the implementation of our profit improvement strategy which reduced variable costs and improved efficiencies in our Automation Segment, resulting in higher profit margins.

Selling, General and Administrative - SG&A expenses decreased for the three months ended September 28, 2013 as compared to the three months ended September 29, 2012. As a percentage of revenue, however, SG&A expenses increased to 12.0% of revenues for the three months ended September 28, 2013 from 10.7% for the comparable prior year period.  Our SG&A expenses decreased primarily due to included reduction in salaries and benefits related to the reduction of overhead at the corporate level.

Gain on sale of assets – On August 30, 2013, we recorded a $487,000 gain on the sale of our Gulf Coast E&C and in plant operations.

Interest Expense, net - Interest expense decreased for the three months ended September 28, 2013, as compared to the three months ended September 29, 2012, primarily due to the repayment of outstanding advances under of the PNC Credit Facility on August 30, 2013.

Comparison of continuing operations for the nine months ended September 28, 2013 versus September 29, 2012

The following table sets forth below, for the nine months ended September 28, 2013 (including the disposed continuing operations for the eight months ended August 30, 2013) versus the nine months ended September 29, 2012 (including the disposed continuing operations), provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data:	E&C	Automation	Corporate	Consolidated
Nine months ended September 28, 2013:
Revenue	$112,299	$31,410	$—	$143,709	100.0%
Gross profit	10,782	5,733	—	16,515	11.5%
SG&A	5,783	2,475	9,524	17,782	12.4%
Operating income (loss)	4,999	3,258	(9,524)	(1,267)	(0.9)%
Gain on sale of assets				487	0.3%
Other income (expense)				(82)	(0.1	) %
Interest expense, net				(1,546)	(1.1)%
Tax benefit (expense)				(227)	(0.2)%
Net loss from continuing operations				$(2,635)	(1.8)%
Diluted loss from continuing operations per share				$(0.10)

Nine months ended September 29, 2012:
Revenue	$131,161	$44,644	$—	$175,805	100.0%
Gross profit	9,874	5,578	(2,102)	13,350	7.6%
SG&A	6,684	3,186	9,431	19,301	11.0%
Goodwill impairment	14,568	—	—	14,568	8.3%
Operating income (loss)	(11,378)	2,392	(11,533)	(20,519)	(11.7)%
Gain on sale of assets				—	—
Other income (expense)				(100)	(0.1)%
Interest expense, net				(1,320)	(0.8)%
Tax benefit (expense)				(5,606)	(3.2)%
Net loss from continuing operations				$(27,545)	(15.7)%
Diluted loss from continuing operations per share				$(1.03)

Increase (Decrease) in Operating Results:
Revenue	$(18,862)	$(13,234)	$—	$(32,096)	(18.3)%
Gross profit (loss)	908	155	2,102	3,165	1.8%
SG&A	(901)	(711)	93	(1,519)	(0.9)%
Goodwill Impairment	(14,568)	—	—	(14,568)	(8.3)%
Operating income (loss)	16,377	866	2,009	19,252	11.0%
Gain on sale of assets				487	0.3%
Other income (expense)				(18)	(0.0	) %
Interest expense, net				(226)	(0.1)%
Tax benefit (expense)				5,379	3.1%
Net loss from continuing operations				$24,910	14.2%
Diluted loss from continuing operations per share				$0.94

Revenue - Revenue for the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012 decreased approximately $32.1 million. The E&C and the Automation segments both experienced decreased revenues. The E&C segment decrease of $18.9 million was primarily due to the sale of the Gulf Coast E&C and in-plant operations at the end of August 2013resulting in only eight months of revenue for the nine months ended September 28, 2013 and lower in-office project revenues and procurement work for most E&C regions. The Automation segment decrease of $13.2 million was due to a decrease in revenue as a result of projects ending in Baton Rouge and Beaumont, offset partially by an increase in the Caspian Pipeline Consortium Project (“CPC”).

Gross Profit - Gross profit increased $3.2 million for the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012. As a percentage of revenue gross profit increased from 7.6% to 11.5% for the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012.  Our gross profit margin increased primarily due to the implementation of our profit improvement plan, which reduced the risk profile of our profit mix.

Selling, General and Administrative - SG&A expenses decreased for the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012. As a percentage of revenue, however, SG&A expenses increased to 12.4% of revenues for the nine months ended September 28, 2013, versus 11% for the comparable prior year period.  Our SG&A expenses decreased primarily due to the implementation of our profit improvement plan, which reduced overhead at the corporate level, primarily in personnel costs.

Gain on sale of assets – On August 30, 2013, we recorded a $487,000 gain on the sale of our Gulf Coast E&C and in plant operations.

Interest Expense, net - Interest expense increased for the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012, primarily due to an increase in the rate of interest and fees charged to us by our senior lender partially offset by the repayment of outstanding advances under of the PNC Credit Facility on August 30, 2013.

Tax Expense - Income tax expense for the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012, decreased by $5.3 million primarily due to the write-off of all existing deferred tax assets in the second quarter of 2012.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and borrowings under our senior revolving credit facility with PNC Bank (the “Amended PNC Credit Facility”), discussed under “Line of Credit Facility” below. There was $1.1 million outstanding balance under the facility as of September 28, 2013 and $567,000 as of November 8, 2013. Our working capital as of September 28, 2013 was $12.4 million versus $13.3 million as of December 29, 2012.  We believe our current liquidity and working capital are sufficient to fund our ongoing operations.

Cash Flows from Operating Activities

Operations provided approximately $3.5 million in net cash during the nine months ended September 28, 2013, compared with net cash used in operations of $8.3 million during the comparable period in 2012.

The primary changes in working capital accounts during the nine months ended September 28, 2013 were the decrease in costs in excess of billings and in trade receivables which were primarily the result of the collection of the retained working capital related to the divested Field Solutions segment, the sale of our Gulf Coast E&C and In-plant operations and receivables related to the Caspian Pipeline Consortium, partially offset by applying a portion of the collected funds to reduce outstanding vendor payables.

Cash Flows from Investing Activities

Investing activities provided cash totaling $22.8 million for the period ended September 28, 2013, and used $3.9 million for the comparable period in the prior year. The primary reasons for the change were the result of restricted cash used to partially collateralize our letter of credit related to the Ex-Im Letter of Credit Facility being released in conjunction with its expiration in June 2013 and proceeds from the sale of the Inspection division of the Field Solutions segment in the first quarter of 2013 and sale of the Gulf Coast E&C and in-plant operations in the third quarter of 2013.

Future investing activities are anticipated to remain consistent with prior years, in principal, and include capital additions for leasehold improvements and technical applications. The Company uses vendor leasing programs as needed to keep technology up-to-date on its software and equipment, such as upgrades to computers. The Amended PNC Credit Facility limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities used cash totaling $25.8 million during the nine months ended September 28, 2013 and provided cash totaling $12.8 million during the nine months ended September 29, 2012. Our primary financing mechanism was our line of credit under the PNC Credit Facility and its predecessor, the Wells Fargo Credit Facility. During the nine months ended September 28, 2013, our borrowings under the line of credit were $139.4 million in the aggregate and we repaid an aggregate of $165.1 million, aided by the release of collateral related to the Ex-Im Letter of Credit Facility, liquidation of the working capital related to divestiture of the Field Solutions segment and of substantially all of the Gulf Coast E&C and in-plant operations.  During the nine months ended September 29, 2012, our borrowings under the line of credit were $149.9 million in the aggregate and we repaid an aggregate of $136.8 million.

Line of Credit Facility

On May 29, 2012, the Company entered into a credit facility with PNC Bank, National Association, as administrative agent (“PNC Credit Facility”) for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). From September 29, 2012 until August 31, 2013, the Company was not in compliance with the certain financial covenants of the PNC Credit Facility.

On August 30, 2013, the Company entered into an Amended Revolving Credit and Security Agreement and Limited Consent, (the “Amended PNC Credit Facility”).  Under the terms of the Amended PNC Credit Facility, PNC consented to the disposal of operations discussed in Note 4, waived the existing events of default and ceased the charging of interest on outstanding indebtedness at the default rate.  The Company also executed an Amended and Restated Revolving Credit Note with PNC which effectively reduced the maximum borrowing amount from $35.0 million to $10.0 million under the Amended PNC Credit Facility.  Both agreements commenced on August 30, 2013 and will continue in full force and effect until September 30, 2014.   Set forth below are certain of the material terms of the Amended PNC Credit Facility:

Revolving Advances: Each Lender, severally and not jointly, will make revolving advances to the Company in aggregate amounts outstanding at any time equal to such Lender's Commitment Percentage of the lesser of (a) $10.0 million less the maximum undrawn amount on all outstanding letters of credit, or (b) an amount equal to the sum of: (i) up to 85% of Eligible Receivables, plus (ii) up to the lesser of (x) up to 85% of Eligible Extended Term Receivables or (y) $1.5 million, plus (iii) up to the lesser of (x) up to 85% of Eligible Government Receivables or (y) $800,000, plus (iv) up to the lesser of (x) 75% of Eligible Unbilled Receivables or (y) $4.0 million; provided, however, that no more than $800,000 of the amount resulting from the calculation of this part (iv) may be attributable to Eligible Unbilled Receivables owed by Government Customers, plus (v) up to the lesser of (x) up to 50% of Eligible Costs in Excess of Billings or (y) $4.0 million, minus (vi) the Maximum Undrawn Amount of all outstanding letters of credit, minus (vii) such reserves as Agent may deem proper and necessary in the exercise of its discretion. Certain of the percentages and dollar amounts discussed above may be increased or decreased by Agent at any time, so long as such increase or decrease is reasonable and done in good faith.

Interest: Any Loans will bear interest at (a) the sum of the Alternate Base Rate (defined as a fluctuating rate equal to the highest of (x) the commercial lending rate of Agent as publicly announced and in effect on such day, (y) the daily federal funds open rate as quoted by ICAP North America, Inc. in effect on such day plus 1/2 of 1%, and (z) the Daily Libor Rate plus 1% with the Daily LIBOR Rate determined by taking the LIBOR rate published in the Wall Street Journal and dividing it by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus 2.75% for Domestic Rate Loans or (b) the sum of the Eurodollar Rate (defined as a fluctuating rate determined by Agent by dividing the quoted LIBOR rate by a number equal to 1 minus the reserve percentage on that day as determined by the Board of Governors of the Federal Reserve), plus 3.75%.

Collateral: All obligations of the Company under the loan agreement are secured by a first priority perfected lien against any and all personal property assets of the Company (other than certain excluded property.

Term: All Loans and all other obligations outstanding under the loan agreement shall be payable in full on September 30, 2014, unless otherwise terminated pursuant to the terms of the loan agreement.

Covenants: The loan agreement requires the Company to comply with various financial, affirmative and negative covenants affecting their businesses and operations, including:

•
Maintain a Fixed Charge Coverage Ratio of (a) not less than 0.80 to 1.00, measured (i) as of October 31, 2013, for the month then most recently ended; (ii) as of November 30, 2013, for the two months then most recently ended; (iii) as of December 31, 2013, for the three months then most recently ended; (iv) as of January 31, 2014, for the four months then most recently ended; (b) not less than 0.95 to 1.00, measured (i) as of February 28, 2014, for the five months then most recently ended (ii) as of March 31, 2014, for the nine months then most recently ended; (iii) as of April 30, 2014, for the seven months then most recently ended; (iv) as of May 31, 2014, for the eight months then most recently ended; (c) not less than 1.00 to 1.00, measured (i) as of June 30, 2014, for the nine months then most recently ended (ii) as of July 31, 2014, for the ten months then most recently ended; (iii) as of August 31, 2014, for the eleven months then most recently ended; and (iv) as of September 30, 2014, for the twelve months then most recently ended.

•	Maintain at all times Excess Availability of not less than the greater of $1.0 million or 10% of the maximum revolving advance measured monthly as of the last day of the month.
•
Cause the aggregate amount of cash receipts attributable to the Caspian Contracts to exceed the aggregate amount of all costs and expenses incurred in connection the Borrowers’ performance of its Caspian Project obligations by a minimum of $0.5 million measured twice per month.

•	The Company will not contract for, purchase or make any expenditure or commitment for capital expenditures in an aggregate amount in excess of $3.5 million.

Letter of Credit Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's Caspian Pipeline Consortium (CPC) project.  Under the terms of this agreement, the Company may issue letters of credit to CPC for its performance under the CPC project.  The Company was required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC project.  On June 17, 2013, these letters of credit were allowed to expire.  The Company has proposed an alternative option to modify terms of future retention amounts in lieu of letters of credit.  As a result of the expiration of these letters of credit, $6.1 million of restricted cash was released and applied to advances under the PNC Credit Facility.  The expiration of these letters of credit have not impacted our ability to generate revenue from this project.

The parties have subsequently agreed to an amendment of the service agreement governing the CPC Project with the following terms in the absence of a letter of credit facility or other performance bank guarantee in place:

•	The retention on all receivables related to the project will increase from 10% to 15% effective September 13, 2013, applied retrospectively on all invoices paid on June 27, 2013.
•
The release of the retention would be made in two stages as it relates to milestones the project achieves.  The first thirty three percent (33%) of the retention will be released after the issuance of the Site Acceptance Test certificate, and client approval for the system and equipment.

•
The remaining sixty seven percent (67%) of the retention will be released after expiration of the warranty period, signified by the issue of the final acceptance certificate by the client as set forth in the original agreement as previously amended.

•	The Company will provide quarterly reports on its financial condition

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Amended PNC Credit Facility. As of September 28, 2013, no advances were outstanding under the Amended PNC Credit Facility.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2013, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2013, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 28, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2010, SemCrude, LP, SemCrude Pipeline, LLC and White Cliffs Pipeline, LLC (collectively “SemCrude”) filed an action in the United States District Court for Tulsa County, Oklahoma against ENGlobal Construction Resources, Inc. d.b.a. ENGlobal Inspection Services, ENGlobal Engineering, Inc., and Western X-Ray Service, Inc.  SemCrude alleges that ENGlobal Inspection failed to properly inspect and verify that the nondestructive testing of girth welds on portions of the pipeline system was completed in accordance with state and federal regulations and contract specifications.  SemCrude further alleges that ENGlobal Engineering failed to properly manage the work of ENGlobal Inspection to ensure that the work was properly performed, causing SemCrude to incur in excess of $2,500,000 in damages.  ENGlobal maintains several defenses associated with its scope of work and the fact that it was not contractually responsible for the work of third parties working on the project, such as Western X-Ray and SemCrude. The case was resolved during the third quarter of 2013 and the Company paid $600,000 with the settlement of this claim.

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

Our reduced line of credit availability could limit our ability to finance future operations or engage in other business activities and could have a material adverse impact on our financial condition.   Historically, we have relied on credit facilities to provide us with adequate working capital to operate our business.  On August 30, 2013, we entered into the Amended PNC Credit Facility and Amended Revolving Credit and Security Agreement and Limited Consent.  Pursuant to the terms of the Amended PNC Credit Facility the maximum amount available for borrowings thereunder was reduced from $35.0 million to $10.0 million.  As of November 8, 2013, there is no balance on outstanding on the PNC Credit Facility. As of November 8, 2013, there is $567,000 Letter of Credit issued under the Amended PNC Credit Facility.  This reduction in availability under the PNC Credit Facility will limit our ability to expand or engage in other business activities, and could have a material adverse impact on our financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Asset Purchase Agreement by and between ENGlobal U.S., Inc. and Furmanite America, Inc. dated July 15, 2013	8-K	2.1	7/11/2013	001-14217

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

10.1	Third Amendment to Revolving Credit and Security Agreement and Limited Consent dated August 30, 2013, by and among the Borrowers and the Agent	8-K	10.1	9/6/2013	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2012

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2012

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

Dated:	November 8, 2013
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer