Form 10-K
period 2013-12-28
ENGLOBAL CORP
filed 2014-03-14
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act: Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐   No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 29, 2013 was $25,728,718 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 28, 2013).

The number of shares outstanding of the registrant's $0.001 par value common stock on March 13, 2014 is as follows:  27,082,861 shares

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 28, 2014.

ENGLOBAL CORPORATION

2013 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries' serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this Report entitled “Risk Factors,” among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) our ability to achieve profitability and sustainable positive cash flow from our operations; (ii) our ability to hire and retain qualified personnel; (iii) our ability to retain existing customers and get new customers; (iv) our ability to realize revenue projected in our backlog; (v) our reliance on third party subcontractors and equipment manufacturers; (vi) our ability to collect accounts receivable in a timely manner; (vii) our ability to mitigate losses; (viii) our ability to accurately estimate costs and fees on fixed-price contracts; (ix) our ability to maintain adequate internal controls; (x) our ability to achieve our business strategy while effectively managing costs and expenses; (xi) our ability to finance future operations or engage in other business activities due to our reduced line of credit; (xii) force majeure events could negatively impact the economy and industries we service; (xiii) our ability to maintain satisfactory safety performance; and (xiv) operational and political risks in Russia and Kazakhstan along the Caspian Sea could negatively impact our ability to perform under the CPC Project and, as a result, our business, operation results and financial condition.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry. All of the information contained in this Annual Report on Form 10-K relates to the annual periods ended December 28, 2013 and December 29, 2012.  During 2011, 2012 and early 2013, we experienced a downturn in our operations resulting in significant losses and subsequent defaults under our credit facilities.  In the fourth quarter of 2012, we implemented a strategic plan that included the divestiture of our non-core assets.  In late 2012 and January 2013, we discontinued the Electrical Services division and sold our Field Solutions segment, which we accounted for as discontinued operations. In August 2013, we sold a significant portion of our Engineering and Construction business, which we accounted for as a sale of continuing operations.  As a result of these events, our revenues from continuing operations for 2013 versus 2012 show a significant decrease.   However, the result of implementing our strategic plan is a smaller company that is focused on our two remaining segments, (1) Engineering and (2) Automation.  Our net losses before taxes from continuing operations, decreased from $8.5 million in 2012 (excluding a goodwill impairment of $14.6 million) to $1.8 million in 2013.  Our net cash provided by operations was $10.7 million in 2013 versus cash used in operations of $5.0 million in 2012.   We have reduced our employee count from approximately 1,700 employees as of December 29, 2012 to approximately 430 employees as of December 28, 2013 in seven offices located in the following cities: Houston, Texas; Tulsa, Oklahoma; Denver, Colorado; Mobile, Alabama; and Chicago, Illinois.  We are now focused on the following segments:

•
Engineering, Procurement and Construction Management Segment - The Engineering, Procurement and Construction Management (“EPCM”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the energy industry throughout the United States. Services provided by the EPCM segment include feasibility studies, engineering, design, procurement and construction management. The EPCM segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

•
Automation Segment -   The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and electrical projects primarily to the energy industry throughout the United States as well as specific projects in the Middle East and Central Asia.

During 2012, the substantial losses we incurred and the resulting defaults under our credit facilities (the “PNC Credit Facility” and the “Ex-Im Bank Facility”) raised substantial doubt about our ability to continue as a going concern.   While ENGlobal experienced a difficult 2012 and continued to face a number of challenges in 2013, we were able to divest our least attractive businesses and sell a portion of our core business for proceeds sufficient to pay off our debt (and cure all defaults), and are now focused on our remaining core business segments, EPCM and Automation. In this regard, we have reduced our expenses by reducing employee headcount, closing offices and creating an enhanced operational focus on cost controls.   See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

During 2013, we improved margins and reduced selling, general and administrative expenses (“SG&A”) in our core businesses.    As a part of our overall strategic plan, we began implementing a profit enhancement plan in the fourth quarter of 2012 pursuant to which we have been reducing the amount of risk we are willing to accept in the work we are currently performing.  This has resulted in less construction management and the associated procurement services. This reduction in procurement services has impacted our revenue in 2013 as compared to 2012, but has had a positive impact on our gross profit margin as procurement services are typically provided at lower mark-ups. We continue to position ourselves as a reliable, high quality service provider to our customers. In late 2012, we began reducing our overhead costs primarily through staff reductions and reductions in purchased services. As a result, our selling, general and administrative expenses have decreased from $25.2 million in 2012 to $22.1 million for the same period in 2013.  We expect our selling, general and administrative expenses to continue to decrease in 2014 due to the reduction in corporate personnel related to the sale of the Gulf Coast engineering and construction and in-plant operations late in 2013.  As we begin 2014, we continue to look for ways to reduce our overhead while maintaining a high level of service.

During 2013, we repaid all our bank debt.  This was accomplished by liquidating the working net capital of the divisions that we sold in late 2012 and 2013, releasing the restrictions from $6.1 in restricted cash and using the proceeds from the sale of our Gulf Coast Engineering and Construction and in-plant operations to repay the remaining advances under the PNC Credit Facility.  The Company is no longer in default under any debt obligation or credit facility and has access to up to $10 million of availability under the amended PNC Credit Facility which in addition to cash of approximately $4.0 million and $4.9 million at December 28, 2013 and March 13, 2014, respectively, is sufficient to conduct its remaining operations.  As of December 28, 2013 and March 13, 2014, the Company had no debt outstanding under the amended PNC Credit Facility.

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

ENGlobal Website

You can find financial and other information about ENGlobal at the Company's website at www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are provided free of charge through the Company's website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the SEC. Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and our Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers; (iii) information concerning our directors and our Board of Directors Committees, including Committee charters; and (iv) information concerning transactions in ENGlobal securities by directors and executive officers, is available on our website under the Investor Relations link. Information on our website or any other website is not a part of this Report.  We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

Business Segments – Continuing Operations

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. In addition to internal growth, historically, our segments have grown through strategic acquisitions, which also served to augment management expertise.

	Percentage of Revenues
Segments	2013	2012
Engineering, Procurement and Construction Management (EPCM)	73.2%	74.1%
Automation	26.8%	25.9%
Total	100.0%	100.0%

Engineering, Procurement and Construction Management Segment

Selected financial data for this segment for the years ended December 28, 2013 and December 29, 2012, respectively, is summarized as follows (dollars in thousands):

	2013	2012
Revenue	$123,740	$168,930
Operating profit (loss)	$5,300	$(10,922)
Total assets	$12,311	$35,251

During 2013, we sold our Gulf Coast locations of this segment (see “Disposal of Continuing Operations” below).  Our remaining EPCM segment operates out of offices in Houston, Texas; Tulsa, Oklahoma; Chicago, Illinois; and Denver, Colorado.

General

The EPCM segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the energy industry throughout the United States. Our EPCM segment offers feasibility studies, engineering, design, procurement and construction management. The EPCM segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

The EPCM segment offers a wide range of services as a single source provider.  ENGlobal's engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our services include conceptual studies, project definition, cost estimating, engineering design, environmental compliance, material procurement, project management, construction management and facility inspection. The EPCM segment currently operates through ENGlobal's wholly-owned subsidiaries, ENGlobal U.S., Inc. (“ENGlobal U.S.”) and ENGlobal Government Services, Inc. ENGlobal U.S. focuses on providing its services to the energy industry, chemical and petrochemical manufacturers and utilities.

The EPCM segment has existing blanket service contracts under which it provides clients either with services on a time-and-material basis or with services on a fixed-price basis. The Company strives to establish longer term “alliance” or “preferred provider” relationships with its clients that can be expected to provide a steadier stream of work. In addition, this segment provides outsourced personnel to ENGlobal clients, a service that contributes to a more stable business mix for the Company.

ENGlobal Government Services, Inc. primarily provides automated fuel handling systems and maintenance services to branches of the U.S. military and public sector entities. Other clients of this division are government agencies, refineries, petrochemical and process industry customers worldwide. ENGlobal Government Services provides electrical and instrument installation, technical services, ongoing maintenance and calibration and repair services.

As a service-based business, the EPCM segment is more labor than capital intensive. This segment’s results primarily depend on our ability to generate revenue and collect cash in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (SG&A) expenses.

The EPCM segment derives revenue primarily from time-and-material fees charged for professional and technical services, but its net income is derived primarily from services it provides to the oil and gas industry, utilities and alternative energy developers. The segment also enters into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement and construction (EPC) are performed for a fixed-price amount.

Competition

Our EPCM segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis, to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. However, the largest firms in our industry are sometimes our clients, as they perform as program managers for very large scale projects and then subcontract a portion of their work to us. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

Competition is centered on performance and the ability to provide the engineering, planning and project delivery skills required for completing projects in a timely, cost-efficient manner. The expertise of our management and technical personnel and the timeliness and quality of our support services are key competitive factors.

Automation Segment

Selected financial data for this segment for the years ended December 28, 2013 and December 29, 2012, respectively, is summarized as follows (dollars in thousands):

	2013	2012
Revenue	$45,223	$58,986
Operating profit	$5,854	$1,989
Total assets	$23,029	$25,445

General

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and electrical projects primarily to the energy industry throughout the United States as well as specific projects in the Middle East and Central Asia. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and In Kazakhstan and Russia.

Currently, we have a significant project in Kazakhstan and Russia, the Caspian Pipeline Consortium Project (“CPC Project”).  Under the Russian Federation contract pursuant to the CPC Project, ENGlobal’s scope includes engineering, procuring equipment, buildings, programming, and fabrication of 230 control system panels for eight new pump stations and the upgrade of three existing pump stations, storage facilities, and marine terminal. The contract for the Republic of Kazakhstan pursuant to the CPC Project consists of engineering, procuring equipment, buildings, and fabrication of 78 control system panels for two new and two existing pump stations, start-up and commissioning services for the local control systems and valves.  The CPC Project generated $20.4 million of revenues in 2013.  Total billings of $50.9 million are expected from this project in 2014 and 2015, with the majority of billings expected to be received in 2015.

The Automation segment operates through ENGlobal's wholly-owned subsidiary, ENGlobal U.S. and derives revenue from both time-and-material fees and fees charged for professional and technical services on a fixed-price basis. As a service provider, our Automation segment is more labor than capital intensive. The segment's results primarily depend on our ability to accurately estimate costs on fixed-price contracts, generate revenue and collect amounts due under time-and-material contracts in excess of the cost of employees and benefits, material, equipment, subcontracts, and applicable SG&A expenses.   Our Automation segment primarily operates out of our offices in Houston, Texas, and Mobile, Alabama.

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

Disposal of Continuing Operations

On August 30, 2013, we completed the sale of substantially all of our Gulf Coast engineering and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to ENGlobal was $17 million, consisting primarily of $15 million of cash and a $3.0 million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $721,000 gain on the sale of these operations.  We used most of the net proceeds from this transaction to repay advances under the PNC Credit Facility.  As a result of this transaction, approximately 900 employees transferred from ENGlobal to Furmanite.  In conjunction with this sale, the Company reduced its corporate selling, general and administrative expenses to support ongoing continuing operations.

Disposal of Discontinued Operations

During 2012 and early 2013, we discontinued our Electrical Services group and sold our Field Solutions segment.  These operations had been declining in net revenue contribution over the past few years.  Selected financial data for these discontinued operations for the years ended December 28, 2013 and December 29, 2012, respectively, is summarized as follows (dollars in thousands):

	2013	2012
Revenue	$—	$60,822
Operating loss	$—	$(3,651)
Total assets	$—	$57

General

The decision to discontinue our Electrical Services group was made in 2011.  All remaining assets were disposed of and the last lump sum project was completed during the third quarter of 2012.  Our Field Solutions segment provided inspection, land management, right-of-way, environmental compliance, legislative affairs support and governmental regulatory compliance services primarily to the midstream sector, including pipeline, utility and telecommunications companies and other owner/operators of infrastructure facilities throughout the United States.  Its operations consisted of the Land and Right-of-Way and Inspection divisions.  The Land and Right-of-Way division was sold on November 2, 2012 and the Inspection division was sold on January 3, 2013.

Acquisitions and Divestitures

In the past, we have expanded our business through both internal initiatives and through strategic acquisitions. These acquisitions allowed us to (i) expand our client base and broaden the range of services that we provide to our clients, (ii) add new technical capabilities that can be marketed to our existing client base, (iii) grow our business geographically, and (iv) capture more of each project's value. In 2012 and early 2013, because of the significant decline in our operations, we discontinued or sold our less profitable businesses.  As of the date of this Report, we believe we have stabilized operations and do not expect any further divestitures in 2014.

Seasonality

Our revenues are generated by services, and therefore holidays and employee vacations during our first and fourth quarter negatively impact revenues for those quarters, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. Our clients' annual budget process is normally completed in the first quarter, which can slow the award of new work at the beginning of the year. In addition, weather conditions have been more difficult in the geographic markets where we operate.  Principally due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

Business Strategy

Our primary objective continues to be to develop our own proprietary products in addition to strengthening our position as a leading full service provider of project delivery services to the energy industry by enhancing our overall range of capabilities in the areas of engineering and construction management and automation services.  Because of the significant decline in our operations during 2012 and early 2013, we have been focused on downsizing our operations, maintaining our core business strengths and repairing our financing relationships with our lenders.  Specifically, we have executed and are focused on the following:

•
Downsizing – The divestiture of our Field Solutions segment and Gulf Coast division of our EPCM segment has resulted in the reduction of approximately 1,270 personnel.  In addition, we have closed an office and undertaken a review of our continuing operations.  We have streamlined our back office support, reduced the cost of outside consultants and limited general and administrative expenditures.

•
Business Strengths – We have focused our efforts on our core business segments, EPCM and Automation. We have significantly reduced our lower margin procurement services and are focused on our proprietary products which we expect to provide higher margins when sold.  Going forward, we expect to continue our relationships with our repeat clients and forge new relationships within our core expertise and experience and develop additional proprietary products.

•
Financial Relationships – We terminated the Ex-Im Credit Facility and have access to up to $10 million of availability under the amended PNC Credit Facility to operate our business on similar terms as our competitors.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Sales and Marketing

ENGlobal derives revenues primarily from three sources: (1) business development, (2) preferred provider/alliance agreements with strategic clients, and (3) referrals from existing customers and industry members.    Our Senior Vice President of Business Development supervises our in-house business development assigned to clients and territories within the United States. Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development managers and business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

Our business development focuses on building long-term relationships with customers and clients in order to provide solutions throughout the life-cycle of their facilities. Additionally, we seek to capitalize on cross-selling opportunities between our EPCM and Automation segments. Sales leads are often jointly developed and pursued by our business development personnel from both of these segments.

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal website provides information about our operating segments and illustrates our Company's full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about our services. We develop preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services agreements or umbrella agreements, are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations in the EPCM segment.

Much of our business is repeat business and we are introduced to new customers in many cases by referrals from existing customers and industry members. Management believes referral marketing provides the opportunity for increased profitability because referrals do not involve direct selling. Rather, they allow satisfied customers to sell our services and products on our behalf. ENGlobal strives to develop our clients' trust and then benefit by word-of-mouth referrals.

Customers

Our customer base consists primarily of Fortune 500 companies in the energy industry. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to the longevity of major projects, such as facility upgrades or expansions. ENGlobal may work for many different subsidiaries or divisions of our clients, which involves multiple parties to material contracts. The loss of the CPC Project would likely have a material impact on our financial results.  The loss of a single large customer, including all of its subsidiaries or divisions, or the reduction in demand for our services by several customers in the same year could also have such an effect. We continue to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention.  Revenue generated through sources such as preferred provider relationships are longer-term in nature and are not typically limited to one project.\

A significant long-term trend among our clients and their industry counterparts has been outsourcing engineering services. This trend has fostered the development of ongoing, longer-term client arrangements, rather than one-time limited engagements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee that work will result from these agreements, often the arrangements form the basis for a longer-term client relationship. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our revenue. These engagements may provide for any of the following:

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 56.9% of our total revenues for 2013 and 44% of our total revenues for 2012. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top three clients in 2013 were the Caspian Pipeline Consortium, the US Government and BASF Corporation. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers.

As of December 28, 2013, the Company had approximately 130 active customers of which 75 were common customers with the Gulf Coast operations that were sold. The revenue from these customers of approximately $9.2 million, represents approximately 10.3% of the Company’s revenue for the year ended December 28, 2013, excluding the Gulf Coast operations. For the year ended December 29, 2012, the Company had approximately 140 active customers of which approximately 75 were common customers with the Gulf Coast operations sold. The revenue from these customers of approximately $19.4 million, represents approximately 17.4% of the Company’s revenue for the year ended December 29, 2012, excluding the Gulf Coast operations sold.

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

	Time-and-material		Fixed-price
	Revenue	%	Revenue	%
2013	(dollars in thousands)
EPCM	$122,543	73%	$1,197	11%
Automation	12,540	7%	32.683	19%
Total	$135,083	80%	$33,880	20%
2012
EPCM	$154,803	68%	$14,127	6%
Automation	16,804	7%	42,182	19%
Total	$171,607	75%	$56,309	25%

Time-and-Material - Under our time-and-material contracts, we are paid for labor at either negotiated hourly billing rates, a multiple of our actual labor rate or through reimbursement for allowable hourly rates and other expenses. We are paid for material and contracted services at an agreed upon multiplier of our cost, and at times we pass non-labor costs for equipment, materials and subcontractor services through with little or no profit. Profitability on these contracts is driven by billable headcount, the amount of non-labor related services and cost control. Many of these contracts have upper limits, referred to as “not-to-exceed” amounts. Generally, our scope is not defined under a “not-to-exceed” agreement, and we are not under any obligation to provide services beyond the limits of the contract, but if we generate costs and billings that exceed the upper limits of the contract ceiling or are not allowable, we may be unable to obtain reimbursement for the excess cost. Further, the continuation of each contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

Fixed-Price - Under a fixed-price contract, we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. Fixed-price projects vary in size and may include engineering activities and related services, responsibility for the procurement of materials and equipment, and oversight of any construction through a subcontractor. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, the impact of the economy on labor shortages, increases in equipment and materials costs, natural disasters, and other events and changes that may occur over the contract period. Another risk is our ability (or inability) to secure written change orders prior to commencing work on contract changes in scope, without which we may not receive payment for work performed. Consequently, the profitability of fixed-price contracts may vary substantially.

Generally, a fixed-price project in excess of $250,000 contract value contains a contingency amount in its estimated cost at the beginning of the project. This contingency amount effectively reduces the amount of revenue recognized on the project as costs are incurred. The contingency amount is used to cover unforeseen costs incurred during the project, if any. When a project is approximately 70% complete and any remaining cost over-runs become quantifiable or unlikely, any remaining contingency is released over the remainder of the project. Our project durations range from less than one month to several years, therefore, if no contingency were used during the life of a project, the profit margin reflected in our financial statements at the end of the project could be higher than at the beginning of the project.

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

At December 28, 2013, our backlog was approximately $98.5 million, including approximately $50.9 million on the CPC Project, compared to approximately $205.3 million at December 28, 2012. Excluding the backlog attributable to the divested Gulf Coast operations from the December 28, 2012 total, backlog for December 28, 2012 would have been $123.6 million, including approximately $82.5 million in backlog on the CPC Project.  This decrease in backlog is primarily due to work being completed on the CPC Project, which we have not yet replaced.  With the exception of the CPC Project, we expect the majority of our backlog to be completed during 2014.  We expect to complete the majority of the CPC Project backlog in 2015.  The backlog at December 28, 2013 consisted of $78.0 million with commercial customers and $28.5 million with the United States government. Backlog on federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 28, 2013 was as follows:

EPCM	$34.5	million
Automation	$64.0	million

Backlog includes contracts for which work authorizations have been received on a fixed-price basis or time-and-material projects that are well defined.  There is no assurance as to the percentage of backlog that will be recognized under these contracts.

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

For example, all of the product components used by our Automation segment are assembled using components and materials that are available from numerous domestic manufacturers and suppliers. There are approximately five principal suppliers of distributed control systems, each of which can be replaced by an equally viable competitor, and our clients typically direct the selection of their preferred supplier. No one manufacturer or vendor provides products that account for more than 1% of our revenue. Thus, in the vast majority of cases, we anticipate little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support our installation and assembly operations in the Automation segment. Units produced through the Automation segment are normally not produced for inventory and component parts; rather, they are typically purchased on an as-needed basis. By being vendor neutral, ENGlobal is able to provide quality technology and platforms for the design of plant systems such as 3D modeling, process simulation and other technical applications.

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

Patents, Trademarks, Licenses

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. In addition, the U.S. Patent and Trademark Office issued our “Integrated Rack” patent No. 7,419,061 B1 in 2008, our “Universal Master Control Station System” patent No. 8,601,491 B1 in 2013 and our “Modular HVAC System for Providing Positive Pressure to an Interior of a Positive Pressure Facility” patent No. 8,670,870 in2014.  We have additional utility patent applications pending that are associated with our “Client Configuration Tool”, our “Method of Controlling a Plurality of Master Control Stations” and “Method for Providing Positive Pressure to an Interior of a Positive Pressure Facility.

Our trade names are protected by registration as well as by common law trademark rights. Our trademark for the use of “ENGlobal” ®  - “Engineered for Growth” ®, and “viMAC” ® in connection with our products are registered with the U.S. Patent and Trademark Office and we claim common law trademark rights for “ENGlobal” TM in connection with our services. We also claim common law trademark rights for “Global Thinking…Global Solutions” TM , “CARES - Communicating Appropriate Responses in Emergency Situations” TM , , “riFAT” TM , and “ENGlobal Power Islands” TM .

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

Employees

As of December 28, 2013, the Company and its subsidiaries employed approximately 430 individuals on a full-time equivalent basis compared to approximately 1,700 individuals on a full-time equivalent basis as of December 29, 2013.  The reduction in personnel in 2013 was primarily attributable to the divestiture of the Inspection division of the Field Solutions segment on January 3, 2013, the Gulf Coast Engineering and Construction and in-plant operations on August 30, 2013 and reduction of Corporate overhead supporting these divested operations.   We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Benefit Plans

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. Effective October 21, 2011, the Company made matching contributions equal to 25% of employee contributions up to 6% of employee compensation for all employees. The Company elected to suspend its match to all employees effective December 29, 2012.  Prior to the suspension, the Company had made contributions totaling $987,207 for the year ended December 29, 2012.  The Company reinstated matching contributions on January 14, 2014.

Geographic Areas

From 2011 until 2013, substantially all of our operations were in the United States.  In late 2012, we began our work on the CPC Project.  The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium. Granted under two contracts, one to the Russian Federation and one to the Republic of Kazakhstan, the three-phase project is expected to have a total value of approximately $93 million over the life of the contract, of which approximately $50.9 million remains in our backlog. The Caspian Pipeline Consortium launched the CPC Project construction in 2011 and is expected to be completed in 2015.

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

Our dependence on one or a few customers could adversely affect us.   One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2013, our top three clients, the Caspian Pipeline Consortium, BASF Corporation and the US Government, accounted for approximately 12.1%, 8.6% and 8.3% of our revenue, respectively. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of December 28, 2013, our backlog was approximately $98.5 million, including $50.9 million for the CPC Project. Other than the CPC Project, substantially all of this backlog is expected to be completed in 2014.  We expect to complete a majority of the CPC Project backlog in 2015. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn. These adjustments are exacerbated by current economic conditions.

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

Our reduced line of credit availability could limit our ability to finance operations or engage in other business activities and could have a material impact on our financial condition.  Historically, we have relied on credit facilities to provide us with adequate working capital to operate our business.  On August 30, 2013, we amended the PNC Credit Facility reducing the maximum amount available for borrowings thereunder from $35.0 million to $10.0 million.  As of December 28, 2013, there was no balance outstanding on the amended PNC Credit Facility.  This reduction in availability under the amended PNC Credit Facility will limit our ability to expand or engage in other business activities, and could have a material impact on our financial condition.

Force majeure events such as natural disasters could negatively impact the economy and the industries we service, which may negatively affect our financial condition, results of operations and cash flows.    Force majeure events, such as hurricanes, could negatively impact the economies of the areas in which we operate. For example, Hurricanes Gustav and Ike caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry, but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. In some cases, we remain obligated to perform our services after a natural disaster even though our contracts may contain force majeure clauses. In those cases, if we are not able to react quickly and/or negotiate contractual relief on favorable terms to the Company, our operations may be significantly and adversely affected, which would have a negative impact on our financial condition, results of operations and cash flows.

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

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.  The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $93 million over the life of the contract and represents approximately $50.9 million of our backlog at December 29, 2013.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, Russia and the Ukraine are experiencing significant unrest, which could escalate into armed conflict and economic sanctions by the U.S., United Nations or other countries against Russia.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of any armed conflict with respect to the situation in Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

•	difficulties in managing the staffing of our international operations, including hiring and retaining qualified employees and transportation of employees to and from the region;
•	difficulties and increased expense introducing corporate policies and controls in our international operations;
•
increased expense to comply with foreign laws and legal standards, including laws that regulate pricing and promotion activities and the import and export of information technology, which can be difficult to monitor and are often subject to change;

•	increased expense to comply with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and
•	political, social and economic instability.

The occurrence of one or more of these events could negatively affect our operations under the CPC Project and, consequently, our operating results. Further, operating in international markets requires significant management attention and financial resources, and we cannot be certain that the resources required to perform our services under the CPC Project in these other countries will produce desired levels of revenue or profitability.

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

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

Our stock price could be volatile, which could cause you to lose part or all of your investment.   The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2013, the sales price of our stock ranged from a low of $0.30 per share (in April 2013) to a high of $1.88 per share (in October 2013). Factors such as announcements concerning our financial and operating results, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.  From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote.   Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 35% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

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

ITEM 2. PROPERTIES

Facilities

We significantly reduced our leased space in 2013.  We lease space in seven buildings in the U.S. totaling approximately 210,000 square feet. The leases have remaining terms ranging from one month to five years and are on terms that we consider commercially reasonable. ENGlobal has no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices in Tulsa, Oklahoma; Denver, Colorado; Mobile, Alabama; and Chicago, Illinois. Approximately 120,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.  Our Automation segment performs assembly services in its Houston, Texas shop facility with approximately 81,000 square feet of space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company's common stock has been quoted on the NASDAQ Capital Market (NASDAQ - CM) under the symbol “ENG” since April 16, 2013 and the NASDAQ Global Market prior to that date. Newspaper and on-line stock listings identify us as “ENGlobal.”   The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	Fiscal Year Ended
	December 28, 2013		December 29, 2012
	High	Low	High	Low
First quarter	$0.73	$0.50	$2.48	$2.05
Second quarter	$1.26	$0.30	$2.75	$1.39
Third quarter	$1.54	$0.90	$1.76	$0.50
Fourth quarter	$1.88	$0.93	$0.70	$0.32

The foregoing prices, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades.    As of December 28, 2013, approximately 238 stockholders of record held the Company's common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

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

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our loan agreement governing our credit facility with PNC Bank generally do not permit the declaration, payment or distribution of dividends on our common or preferred stock. In addition, no funds, property or assets may be used to purchase or redeem common or preferred stock.   The payment of dividends in the future, if any, will depend on numerous factors, including the Company's earnings, capital requirements and operating and financial position as well as general business conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

During 2012, the substantial losses we incurred and the resulting defaults under our credit facilities raised substantial doubt about our ability to continue as a going concern.  While we experienced a difficult 2012 and a number of challenges in 2013, we were able to divest our least attractive businesses and sell enough of our core business to pay off our debt (and cure all defaults).  As of the date of this Report, we believe that we are in the strongest financial position in recent years. We are now focused on building our core business segments, Engineering, Procurement and Construction Management (“EPCM”) and Automation. In this regard, we have reduced our expenses by reducing employee headcount, closing offices and creating an enhanced operational focus on cost controls. In addition, we saw an increase in capital project spending in limited markets in 2013.  As a result, we were able to generate positive cash flow from operations in 2013 and had operating profits after the sale of the Gulf Coast engineering and construction and in-plant operations in August of 2013.

Our return to positive cash flow from operations began on October 11, 2012, when we announced that our Board of Directors had initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value and supporting the Company's long-term financial strength. We took actions to streamline our operations, including the divestiture of our Field Solutions segment, the sale of our Gulf Coast engineering and construction and in-plant operations and the implementation of project execution and expense reduction initiatives.  After paying off our credit facilities and curing all defaults, we allowed the Ex-Im Credit Facility to expire and amended our PNC Credit Facility, which has availability of up to $10 million.  As a result of these actions, we have positioned the Company for future growth.  Our balance sheet is stronger, our cash flow is positive and, more recently, we have been generating operating income on a monthly basis.

Despite the relative increase in capital project spending in certain limited markets, we believe that overall client spending continues to be limited, although we believe the overall economy is improving. Pricing continues to be very competitive. However, we have an ongoing, extremely focused marketing effort and we have seen an increase in proposal activity, as well as an increase in backlog. In particular, we are focused on significant projects located inside of the United States.

Amounts reported as continuing operations in 2013 and 2012 are reported for the two segments that we continue to operate (EPCM and Automation).  Results reported as discontinued operations (Electrical Services and Field Solutions) are the result of management’s decision to divest from these operations.  In addition, we have provided results related to the sale of our Gulf Coast engineering and construction and in-plant operations, which were considered continuing operations as of the date of sale, August 30, 2013.

Results of Continuing Operations

The Company's revenue from continuing operations is composed of EPCM services revenue and the sale of assembled engineered automation systems. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts whereas a majority of the Company's engineered automation system sales are earned on fixed-price contracts.

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

Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations.    Corporate SG&A expenses includes investor relations/governance, finance, accounting, health/safety/environmental, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

Comparison of the years ended December 28, 2013 and December 29, 2012

The following table set forth below, for the years ended December 28, 2013 and December 29, 2012, provides financial data that is derived from our consolidated statements of operations (dollars in thousands, except per share data).  Please note that the Gulf Coast engineering and construction and in-plant operations are included for all of 2012 and the eight months ended August 30, 2013.  See “Disposal of Continuing Operations” below.

Year ended December 28, 2013	EPCM	Automation	Corporate	Consolidated
Revenues	$123,740	$45,223	$—	$168,963
Gross profit	12,406	8,896	—	21,302	12.6%
SG&A	7,106	3,042	11,932	22,080	13.1%
Goodwill impairment	—	—	—	—	0.0%
Operating income (loss)	5,300	5,854	(11,932)	(778)	(0.5)%
Other income (expense)				975	0.6%
Interest income (expense)				(2,042)	(0.9)%
Tax provision				(428)	(0.6)%
Net loss from continuing operations				$(2,273)	(1.3)%
Loss per share from continuing operations				$(0.08)

Year ended December 29, 2012	EPCM	Automation	Corporate	Consolidated
Revenues	$168,930	$58,986	$—	$227,916
Gross profit	12,524	6,246	(50)	18,720	8.2%
SG&A	8,877	4,257	12,105	25,239	11.1%
Goodwill impairment	14,568	—	—	14,568	6.4%
Operating income (loss)	(10,921)	1,989	(12,155)	(21,087)	(9.3)%
Other income (expense)				(100)	—%
Interest income (expense)				(1,875)	0.8%
Tax provision				(7,001)	3.1%
Net loss from continuing operations				$(30,063)	13.2%
Loss per share from continuing operations				$(1.12)

Change in Operating Results	EPCM	Automation	Corporate	Consolidated
Revenues	$(45,190)	$(13,763)	$—	$(58,953)
Gross profit	(118)	2,650	50	2,582	4.3%
SG&A	(1,771)	(1,215)	(173)	(3,159)	(5.4)%
Goodwill impairment	(14,568)	—	—	(14,568)	(24.7)%
Operating income (loss)	16,221	3,865	223	20,309	34.4%
Other income (expense)				1,075	1.8%
Interest income (expense)				(167)	0.5%
Tax provision				6,573	11.1%
Net loss from continuing operations				$27,790	47.1%
Loss per share from continuing operations				$1.04

Revenues

The $59.0 million overall decrease in revenues for the year ended December 28, 2013, as compared to the comparable 2012 period, resulted from a decrease of $13.8 million in our Automation segment and $45.2 million in our EPCM segment.  The decrease in Automation revenues was a result of no longer providing automation services in the Gulf Coast region due to the disposition of the Gulf Coast engineering and construction and in-plant operations and the completion of several contracts that have not been replaced. EPCM was most impacted by the sale of the Gulf Coast engineering and construction and in-plant operations, resulting in $36.7 million less revenue in 2013. In addition, EPCM revenues were impacted by completion of several projects that have not been replaced. Our clients are continuing to perform smaller maintenance projects but not new capital expansions. Competition for the project work continues to be intense.

Gross Profit

The increase in gross profit as a percentage of revenues in 2013 relative to 2012 was caused by several factors including reduced material costs as a function of current project requirements and lower variable labor costs due to an operational focus on utilization, resulting in higher margins.

Selling, General and Administrative (“SG&A”) Expenses

The decrease in operating SG&A expenses for the year ended December 28, 2013, as compared to the comparable 2012 period, is primarily the result of decreases of $4.1 million in salaries and employee related expenses and decreases of $1.2 million in professional services, offset by an increase of $2.3 million in other expenses. The decrease in salaries and employee related expenses was primarily due to the divestiture of the Field Solutions segment, the Gulf Coast engineering and construction and in-plant operations and the reduction of Corporate personnel supporting these divested operations.  However, as a percentage of revenues, SG&A expenses increased to 13.1% for the year ended December 28, 2013, from 11.1% for the comparable 2012 period.  We expect SG&A expenses to decrease as a percentage of revenues in 2014 as the reduction in Corporate personnel subsequent to the sale of the Gulf Coast engineering and construction and in-plant operations will impact results for all of 2014.

Goodwill Impairment

Because of deteriorating market conditions in 2012, our declining financial performance and the decision to sell several of our assets, we performed an interim assessment of the carrying value of our goodwill as of September 29, 2012. We reviewed a number of factors on a segment by segment basis, including market conditions, projected cash flows, cost of capital, growth rates and other factors that could significantly impact the reported value of our goodwill.  As a result of this review, we recorded a goodwill impairment of approximately $16.9 million as of December 29, 2012.  Of this amount, approximately $14.5 million related to continuing operations and approximately $2.4 million relating to discontinued operations.  We reviewed our remaining goodwill as of December 28, 2013 and determined no impairment was necessary.

Operating Income (Loss)

We generated operating loss for the year ended December 28, 2013 of $0.8 million, as compared to an operating loss of $21.1 million for the year ended December 29, 2012, an improvement of $20.3 million.  In 2013, we improved our gross profit margin by $2.6 million, and we reduced our SG&A expenses by $3.2 million.   In 2012, we recorded an impairment of goodwill in the EPCM segment of $14.5 million compared to no impairment in 2013.

Interest Income (Expense)

Interest expense increased between 2013 and 2012 due to increased interest rates in 2013, as compared to 2012, partially offset by decreased borrowings in 2013.  As a result of defaults under the PNC Credit Facility, the interest rate applicable to the borrowings under the PNC Credit Facility increased from 4% to 7% from June 2012 until August 30, 2013.  In addition, the Company paid additional fees and expenses associated with the default in 2013.

(Provision) benefit for federal and state income taxes

The provision for federal income taxes decreased $6.6 million for the year ended December 28, 2013 versus the year ended December 29, 2012.  In 2012, the Company reversed a previously recorded deferred tax benefit of $6.8 million.

Net Income (Loss)

As a result of changes detailed above, our net loss from continuing operations decreased $27.8 million to a loss of $2.3 million in 2013 from a loss of $30.1 million in 2012, decreasing as a percentage of total revenue to (1.35)% in 2013 from (13.2)% in 2012.

Disposal of Continuing Operations

On August 30, 2013, we completed the sale of substantially all of our Gulf Coast engineering and construction and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to ENGlobal was $17 million, consisting primarily of $15 million of cash and a $3.0 million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $721,000 gain on the sale of these operations.  ENGlobal used most of the net proceeds from this transaction to repay advances and cure defaults under the PNC Credit Facility.  As a result of this transaction, approximately 900 employees transferred from ENGlobal to Furmanite.  In conjunction with this sale, the Company reduced its corporate selling, general and administrative expenses to support ongoing continuing operations.  The impact of the sale of these operations are summarized as follows (dollars in thousands):

2013 Continuing Operations:	Year Ended December 28, 2013	Disposed Continuing Operations	Ongoing Continuing Operations
Operating revenues	$168,963	$79,768	$89,195
Operating costs	147,661	72,954	74,707
Gross profit	21,302	6,814	14,488
Selling, general and administrative expenses	22,080	2,748	19,332
Operating income (loss)	$(778)	$4,066	$(4,844)

2012 Continuing Operations:	Year Ended December 29, 2012	Disposed Continuing Operations	Ongoing Continuing Operations
Operating revenues	$227,916	$116,498	$111,418
Operating costs	209,196	109,603	99,593
Gross profit	18,720	6,895	11,825
Selling, general and administrative expenses	25,239	3,867	21,372
Operating income (loss)	$(6,519)	$3,028	$(9,547)

Ongoing continuing operations revenues decreased by $22.2 million in 2013 versus 2012.  This decrease was attributable to a decrease in Automation revenues of $13.8 million and a decrease in EPCM revenues of $8.5 million (net of the impact of the sale of the Gulf Coast engineering and construction and in-plant operations).  (See “Results of Continuing Operations”).  We expect ongoing SG&A expenses to decrease in 2014 because of reductions in staff and other Corporate SG&A expenses resulting from the sale of the Gulf Coast engineering and construction and in-plant operations during the last four months of 2013.

Discontinued Operations

During the third quarter of 2011, the Company determined that the expected future profitability of the Electrical Services group was not sufficient to support maintaining it as a viable business.  As a result, effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. The Company was unable to sell the Electrical Services group as planned and decided to dispose of substantially all of the group’s remaining assets. During the third quarter of 2012, the Company completed the disposal of the group’s remaining assets concurrent with the completion of the last remaining lump sum project.

On September 10, 2012, the Company entered into a definitive agreement to sell its Field Solutions segment. The Field Solutions segment included the Land and Right-of-Way and Inspection divisions, primarily serving pipeline and electric power companies. On November 2, 2012, the Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment effective October 26, 2012.  The transaction was valued at approximately $7.5 million, consisting of approximately $4.5 million in retained working capital and a $3.0 million promissory note payable to the Company over four years. We have reserved the full amount of the $3.0 million promissory note due to collectability being in doubt.

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

	Year Ended
	December 28,	December 29,
Statement of Operations Data:	2013	2012
Revenues	$—	$60,822
Operating costs	—	62,076
Goodwill impairment	—	(2,397)
Operating loss	—	(3,651)
Gain (loss) on sale	(716)	113
Net loss	$(716)	$(3,538)

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the amended PNC Credit Facility discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the facility as of December 28, 2013 and March 13, 2014 and we had cash of approximately $4.0 million and $4.9 million at December 28, 2013 and March 13, 2014, respectively. Our working capital as of December 28, 2013 was $13.2 million versus $13.3 million as of December 29, 2012. We believe our current cash on hand, availability under our credit facility and our other working capital are sufficient to fund our ongoing operations.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis.

In the third quarter of 2012 we initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value and supporting the Company's long-term financial strength.  We streamlined our operations, divested of our Field Solutions segment, sold our Gulf Coast engineering and construction and in-plant operations, implemented project execution and expense reduction initiatives, retired the Ex-IM Bank Facility, cured all defaults and amended the PNC Credit Facility.  As a result, our liquidity and access to working capital were significantly strengthened during 2013.

Cash Flows from Operating Activities

Operating activities provided approximately $10.7 million in net cash during the year ended December 28, 2013, compared with net cash used in operations of $5.0 million during the comparable period in 2012.  The primary changes in working capital accounts during the year ended December 28, 2013 were the decrease in costs in excess of billings and in trade receivables which were primarily the result of the collection of the retained working capital related to the divested Field Solutions segment, the sale of our Gulf Coast engineering and construction and in-plant operations and receivables related to the Caspian Pipeline Consortium, partially offset by applying a portion of the collected funds to reduce outstanding vendor payables.

Cash Flows from Investing Activities

Investing activities provided cash totaling $19.4 million for the year ended December 28, 2013, and used $3.7 million for the comparable period in 2012. The primary reasons for the change were the result of restricted cash used to partially collateralize our letter of credit related to the Ex-Im Letter of Credit Facility being released in conjunction with its expiration in June 2013 and proceeds from the sale of the Inspection division of the Field Solutions segment in the first quarter of 2013 and sale of the Gulf Coast engineering and construction and in-plant operations in the third quarter of 2013.

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

Cash Flows from Financing Activities

Financing activities used cash totaling approximately $26.8 million during the year ended December 28, 2013 and provided cash totaling $9.5 million during the year ended December 29, 2012. Our primary financing mechanism was our line of credit under the PNC Credit Facility and our predecessor facility, the Wells Fargo Credit Facility. During the year ended December 28, 2013, our borrowings under the line of credit were $178.2 million in the aggregate and we repaid an aggregate of $205.1 million, aided by the release of collateral related to the Ex-Im Letter of Credit Facility, liquidation of the working capital related to divestiture of the Field Solutions segment and the sale of substantially all of the Gulf Coast engineering and construction and in-plant operations.  During the year ended December 29, 2012, our borrowings under the line of credit were $205.3 million in the aggregate and we repaid an aggregate of $194.8 million.

Line of Credit Facility

On May 29, 2012, the Company entered into the PNC Credit Facility with PNC Bank, National Association, as administrative agent for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). From September 29, 2012 until August 30, 2013, the Company was not in compliance with the certain financial covenants of the PNC Credit Facility.

On August 30, 2013, the Company amended the PNC Credit Facility.  Under the terms of the amended PNC Credit Facility, PNC consented to the disposal of the Gulf Coast engineering and construction and in-plant operations, waived the existing events of default and ceased the charging of interest on outstanding indebtedness at the default rate of 7%.  The Company also executed an Amended and Restated Revolving Credit Note with PNC which effectively reduced the maximum borrowing amount from $35.0 million to $10.0 million.  The amended PNC Credit Facility will mature on September 30, 2014.   Set forth below are certain of the material terms of the amended PNC Credit Facility:

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

The Company is in compliance with all of the covenants of the amended PNC Credit Facility as of the date of this Report.

 Letter of Credit Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's CPC Project.  Under the terms of this agreement, the Company could issue letters of credit to CPC for its performance under the CPC Project.  The Company was required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC Project.  On June 17, 2013, these letters of credit were allowed to expire as the Company implemented an alternative option to modify terms of future retention amounts in lieu of letters of credit.  As a result of the expiration of these letters of credit, $6.1 million of restricted cash was released and applied to advances under the PNC Credit Facility.  The expiration of these letters of credit have not impacted our ability to generate revenue from this project.

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
•
The release of the retention would be made in two stages as it relates to milestones the project achieves.  The first thirty three percent (33%) of the retention will be released after the issuance of a site acceptance test certificate, and client approval for the system and equipment.

•
The remaining sixty seven percent (67%) of the retention will be released after expiration of the warranty period, signified by the issue of the final acceptance certificate by the client as set forth in the original agreement as previously amended.

•	The Company will provide quarterly reports on its financial condition.

Long-term Notes Receivable

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE file for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000. On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  Of that amount, $845,529 is still being held by the court pending the outcome of continuing litigation regarding the claims of one subcontractor.  As of the date of this Report, the amount is still being held by the court.

In each the fourth quarter of 2012 and first quarter of 2013, the Company entered into separate agreements to sell its entire Field Solutions segment. In the sale of the Land and Right-of-Way division of the Field Solutions segment in the fourth quarter of 2012, the buyer issued a note of $3.0 million to the Company payable over four years.  We have reserved the full amount of the $3.0 million promissory note due to collectability being in doubt.  In the sale of the Inspection division of the Field Solutions segment in the first quarter of 2013, the buyer issued a note of $1.9 million to the Company payable over four years.  Regarding this note, we have offset the payment of $535,000 due on January 4, 2014 by the buyer against our payable owed to the buyer with respect to the sale of the Gulf Coast engineering and construction and in-plant operations.  No other payments by the buyer are due until the third quarter of 2014.

Accounts Receivable Management

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased to $26.8 million as of December 28, 2013 from $52.5 million as of December 29, 2012. The number of days outstanding for trade accounts receivable decreased to 72 days at December 28, 2013 from 78 days at December 29, 2012. Bad debt expense was approximately 0.01% and 0.4% of revenue for the years ended December 28, 2013 and December 29, 2012, respectively. We decreased our allowance for doubtful accounts from $2.6 million to $2.3 million, or 4.7% and 7.9% of trade accounts receivable balance, for each of the years 2012 and 2013, respectively. We continue to manage this portion of our business very carefully.

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

Seasonality

Our revenues are generated by services, and therefore holidays and employee vacations during our fourth quarter negatively impact  revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. Our clients' annual budget process is normally completed in the first quarter, which can slow the award of new work at the beginning of the year. Principally due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

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

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management uses contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated.. Losses on contracts are recorded in full as they are identified.

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

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized and is tested at least annually for impairment. In September 2010, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and bypass the two-step impairment test. The Company adopted this guidance on January 1, 2012.

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

Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP
Hein & Associates LLP
Houston, Texas

March 14, 2014

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

ASSETS	December 28,	December 29,
	2013	2012
Current Assets:
Cash and cash equivalents	$3,955	$738
Restricted cash	—	6,135
Trade receivables, net of allowances of $1,738 and $2,593	26,846	52,470
Prepaid expenses and other current assets	1,049	1,626
Notes receivable	3,497	1,243
Costs and estimated earnings in excess of billings on uncompleted contracts	1,206	3,840
Assets held for sale	—	57
Federal and state income taxes receivable	—	582
Total Current Assets	36,553	66,691
Property and equipment, net	2,655	2,997
Goodwill	2,806	2,806
Other intangible assets, net	970	1,852
Long-term trade and notes receivable, net of current portion and allowances	2,426	3,161
Other assets	391	1,180
Total Assets	$45,801	$78,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,070	$11,048
Accrued compensation and benefits	2,876	8,308
Current portion of long-term debt	—	26,829
Billings in excess of costs and estimated earnings on uncompleted contracts	7,054	4,830
Liabilities held for sale	—	99
Other current liabilities	4,318	2,274
Total Current Liabilities	23,318	53,388
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,114,339 and 27,114,339 shares outstanding and 28,095,438 and 28,095,438 shares issued at December 28, 2013 and December 29, 2012	28	28
Additional paid-in capital	38,655	38,482
Accumulated Deficit	(13,768)	(10,779)
Treasury stock at cost - 981,099 shares at December 28, 2013 and December 29, 2012, respectively	(2,362)	(2,362)
Accumulated other comprehensive income (loss)	(70)	(70)
Total Stockholders’ Equity	22,483	25,299
Total Liabilities and Stockholders’ Equity	$45,801	$78,687

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands, except per share amounts)

	Year Ended December 28,	Year Ended December 29,
	2013	2012

Operating revenues	$168,963	$227,916
Operating costs	147,661	209,196
Gross profit	21,302	18,720
Operating costs and expenses:
Selling, general, and administrative expenses	22,080	25,239
Goodwill impairment	—	14,568
Operating loss	(778)	(21,087)
Other income (expense)
Interest expense, net	(2,042)	(1,875)
Other income (expense), net	254	(100)
Gain on sale of assets	721	—
Loss before income taxes	(1,845)	(23,062)

Provision for federal and state income taxes	(428)	(7,001)
Loss from continuing operations	(2,273)	(30,063)

Loss from discontinued operations, net of taxes	(716)	(3,538)
Net Loss	$(2,989)	$(33,601)

Foreign currency translation adjustment	—	(1)
Comprehensive Loss	(2,989)	(33,602)

Loss per common share - Basic and Diluted
Loss from continuing operations	$(0.08)	$(1.13)
Loss from discontinued operations	$(0.03)	$(0.12)
Net Loss	$(0.11)	$(1.25)

Basic and diluted weighted average shares used in computing loss per share (in thousands):	27,041	26,883

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Year Ended December 28,	Year Ended December 29,
	2013	2012

Common Stock	$28	$28

Paid-in Capital
Balance at beginning of year	38,482	38,081
Stock based compensation	173	401
Balance at end of year	38,655	38,482

Accumulated Deficit
Balance at beginning of year	(10,779)	22,822
Net income (loss)	(2,989)	(33,601)
Balance at end of year	(13,768)	(10,779)

Treasury Stock	(2,362)	(2,362)

Accumulated Other Comprehensive Income (Loss), net of taxes
Balance at beginning of year	(70)	(69)
Foreign currency translation adjustment	—	(1)
Balance at end of year	(70)	(70)

Total Stockholders' Equity	$22,483	$25,299

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 28,	Year Ended December 29,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(2,989)	$(33,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,069	1,919
Stock-based compensation expense	173	401
Gain on sale of continuing operations	(721)	—
(Gain) loss on sale of discontinued operations	716	(113)
Deferred income tax expense (benefit)	—	6,808
Goodwill impairment	—	16,964
Changes in current assets and liabilities, net of acquisitions and dispositions:
Trade receivables	4,127	3,917
Notes receivable	2,642	2,197
Costs and estimated earnings in excess of billings on uncompleted contracts	2,631	3,088
Prepaid expenses and other assets	(846)	(752)
Long-term trade receivables	735	(2,262)
Accounts payable	(3,834)	2,255
Accrued compensation and benefits	1,821	(2,674)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,252	251
Short-term trade payables	584	—
Other liabilities	724	(2,906)
Income taxes receivable (payable)	582	(479)
Net cash provided by (used in) operating activities	10,666	(4,987)
Cash Flows from Investing Activities:
Property and equipment acquired	(836)	(666)
Proceeds from sale of continuing operations	14,267	—
Proceeds from sale of discontinued operations	(156)	758
Change in restricted cash	6,135	(3,860)
Net cash provided by (used in) investing activities	19,410	(3,768)
Cash Flows from Financing Activities:
Borrowings on line of credit	178,227	205,312
Payments on line of credit	(205,086)	(194,835)
Costs associated with debt issuance, net of amortization	—	(759)
Other long-term debt repayments	—	(250)
Net cash used in financing activities	(26,859)	9,468
Effect of Exchange Rate Changes on Cash	—	(1)
Net change in cash	3,217	712
Cash and cash equivalents, at beginning of year	738	26
Cash and cash equivalents, at end of year	$3,955	$738

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations - ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation.    Our business operations consist of providing engineering and other professional project services related to design, assembly, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States. Please see “Note 15 - Segment Information” for a description of our segments and segment operations.

Basis of Presentation - The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 28, 2013 and December 29, 2012, and the results of our operations, cash flows and changes in stockholders' equity for the 52 week periods ended December 28, 2013 and December 29, 2012. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

On January 1, 2012, we changed from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology. Under this new methodology, each quarter (formerly comprised of 3 calendar months) is comprised of 13 weeks.  This change in accounting periods has not had a material effect on the comparability to prior periods.

NOTE 2 - ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Consolidation Policy - Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest after the elimination of all material inter-company accounts and transactions. Currently, all of our subsidiaries are wholly-owned.

Cash and cash equivalents - Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.    The Company was required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible receivables resulting from the Caspian Pipeline Consortium (CPC) project. As of December 29, 2012, $6.1 million in restricted cash served as collateral for the letters of credit.  These letters of credit were allowed to expire on June 17, 2013 and the restricted cash was released.

The Company utilizes a cash management system whereby bank accounts are swept daily to reduce outstanding balances on the Company's line of credit. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at the reporting date are reclassified to accounts payable in the financial statements. Amounts reclassified to accounts payable for outstanding checks were $0.6 million and $1.4 million as of December 28, 2013 and December 29, 2012, respectively.

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

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated service lives of our asset groups are as follows:

Asset Group	Years
Shop equipment	7	-	10
Furniture and fixtures	5	-	7
Computer equipment; Autos and trucks	3	-	5
Software	3	-	5

Leasehold improvements are amortized over the term of the related lease. See Note 6 for details related to property and equipment and related depreciation. Expenditures for maintenance and repairs are expensed as incurred. Upon disposition or retirement of property and equipment, any gain or loss is charged to operations.

Debt Issue Costs - Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method. The total amount of debt issue costs capitalized was $121,000 and $870,000 at December 28, 2013 and December 29, 2012, respectively.

Goodwill and other intangible assets - Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized and is tested at least annually for impairment. In September 2010, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and bypass the two-step impairment test. The Company adopted this guidance on January 1, 2012. We performed a qualitative assessment of goodwill at December 28, 2013 and determined it was not more likely than not that the fair value of the reporting unit was less than the carrying value of the remaining goodwill and, therefore, no goodwill impairment adjustment was required.

Intangible assets are comprised primarily of non-competition covenants, customer relationships and developed technology acquired through acquisitions and are amortized using the straight-line method based on the estimated useful life of the intangible assets. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We performed a qualitative assessment of intangible assets at December 28, 2013 and determined the asset's expected future undiscounted cash flows exceeded the carrying value of the related asset and no impairment adjustments were necessary

See “Note 7 – Goodwill” for details related to Goodwill.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets - We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount is deemed not recoverable if it exceeds the undiscounted sum of the cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. We performed a qualitative assessment of long-lived assets at December 28, 2013 and determined that no impairment adjustments were necessary

Revenue Recognition - Our revenue is comprised of engineering, construction management and procurement service fees and sales of integrated control systems that we design and assemble. In general, we recognize revenues when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collection is reasonably assured. The Company recognizes service revenue as the services are performed. The majority of the Company's engineering services are provided under time-and-material contracts. Some time-and-material contracts may have upper limits referred to as "not-to-exceed" amounts. Revenue is not recognized over these amounts until a change order or authorization by the client has been given. A majority of sales of assembled systems are under fixed-price contracts that may also include a service element covered under that contract price.

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

The Company files income tax returns in federal, state and foreign jurisdictions as more fully described in “Note 14 – Federal and State Income Taxes.”  It has not taken an uncertain tax position as defined by authoritative accounting literature and does not expect to take such a position on a tax return not yet filed.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS

Effective July 1, 2011, the Company initiated a plan to sell the operations of its Electrical Services group. The Company was unable to sell the Electrical Services group as planned and decided to dispose of substantially all of the group’s remaining assets during the third quarter of 2012 with the completion of the last remaining lump sum project.

Effective September 10, 2012, the Company initiated a plan to sell its Field Solutions segment. The Field Solutions segment included the Land and Right-of-Way and Inspection divisions, primarily serving pipeline and electric power companies. The Company completed the divestiture of its Land and Right-of-Way division of its Field Solutions segment effective October 26, 2012. The transaction was valued at approximately $7.5 million, consisting of approximately $4.5 million in retained working capital and a $3.0 million promissory note payable to the Company over four years. We have reserved the full amount of the $3.0 million promissory note due to collectability being in doubt.  On January 3, 2013, the Company completed the divestiture of the Inspection division.  The transaction was valued at approximately $7.9 million, consisting of $1.0 million cash at closing, $5.0 million in retained working capital and a $1.9 million promissory note payable to the Company over four years.   We have offset the payment due on January 4, 2014 by the buyer of the Inspection division against our payable to them with respect to the sale of the Gulf Coast engineering and construction and in-plant operations.  No other payments by the buyer are due until the third quarter of 2014.

The operations of the Electrical Services group and the Field Solutions segment have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The net assets and liabilities related to the discontinued operations are shown on the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale," respectively, at December 29, 2012. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Loss from discontinued operations, net of taxes".  Summarized operations data for the discontinued operations is shown below (dollars in thousands):

	December 28,	December 29,
Statement of Operations Data:	2013	2012
Revenues	$—	$60,822
Operating costs	—	62,076
Operating loss	—	(1,254)
Goodwill impairment	—	(2,397)
Gain (loss) on sale	(716)	113
Net loss	$(716)	$(3,538)

NOTE 4 – DISPOSAL OF CONTINUING OPERATIONS

On August 30, 2013, the Company completed the sale of substantially all of our Gulf Coast engineering and construction and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to ENGlobal was $17 million, consisting primarily of $14 million of net cash and a $3.0 million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $721,000 gain on the sale of these operations.  ENGlobal used most of the net proceeds from this transaction to repay advances under the PNC Credit Facility.  As a result of this transaction, approximately 900 employees transferred from ENGlobal to Furmanite.  In conjunction with this sale, the Company reduced its corporate selling, general and administrative expenses to support ongoing continuing operations.  The impact of the sale of these operations are summarized as follows (dollars in thousands):

2013 Continuing Operations:	Year Ended December 28, 2013	Disposed Continuing Operations	Ongoing Continuing Operations
Operating revenues	$168,963	$79,768	$89,195
Operating costs	147,661	72,954	74,707
Gross profit	21,302	6,814	14,488
Selling, general and administrative expenses	22,080	2,748	19,332
Operating income (loss)	$(778)	$4,066	$(4,844)

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Continuing Operations:	Year Ended December 29, 2012	Disposed Continuing Operations	Ongoing Continuing Operations
Operating revenues	$227,916	$116,498	$111,418
Operating costs	209,196	109,603	99,593
Gross profit	18,720	6,895	11,825
Selling, general and administrative expenses	25,239	3,867	21,372
Operating income (loss)	$(6,519)	$3,028	$(9,547)

Selling, general and administrative expenses for disposed continuing operations only include expenses incurred at the facilities that were purchased by Furmanite.  Selling, general and administrative expenses incurred at Corporate are excluded.

NOTE 5 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 28, 2013 and December 29, 2012, are as follows (dollars in thousands):

	2013	2012
Amounts billed	$16,160	$35,549
Amounts unbilled	6,653	15,500
Retainage	5,771	4,014
Less: Allowance for uncollectible accounts	(1,738)	(2,593)
Trade receivables, net	$26,846	$52,470

Subject to our allowance for uncollectible accounts, all amounts listed are believed to be collectible within a year. The billed accounts receivable amount includes $693,000 in claims subject to uncertainty concerning their determination or ultimate realization due to bankruptcy issues. These claims are fully reserved in our allowance for uncollectible accounts. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. A receivable related to litigation is a component of our long-term receivables balance of $0.8 million as of December 28, 2013 and December 29, 2012 (see “Note 16 – Commitments and Contingencies”).

The components of short term and long term notes receivable as of December 28, 2013 and December 29, 2012, are as follows (dollars in thousands):

	2013	2012
Aspen	$514	$514
SLE	894	894
Steele	3,243	2,996
Furmanite	5,029	—
Reserve	(3,757)	—
Total notes receivable	5,923	4,404
Less current portion	(3,497)	(1,243)
Notes receivable non-current	$2,426	$3,161

The Aspen note bears interest at 6% per annum, payable in three installments based upon certain events.  The Company has reserved the full amount of the Aspen note due to collectability being in doubt.  The Steele note is a four year note, bearing interest at 8% per annum, payable in annual installments beginning November 1, 2013 and maturing November 1, 2016.  The Company has reserved the full amount of the Steele note due to collectability being in doubt.  The Furmanite notes are four year notes, bearing interest at 8% per annum, payable in annual installments beginning January 4, 2014 and maturing September 1, 2017.  The SLE judgment is still being held by the court pending the outcome of continuing litigation (see “Note 16 – Commitments and Contingencies”).

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of other current liabilities are as follows as of December 28, 2013 and December 29, 2012 (dollars in thousands):

	2013	2012
Accrual for known contingencies	$1,387	$701
Customer prepayments	280	694
Deferred rent	322	608
Current portion of capital leases	1,386	—
Note payable	584	—
Federal and state income taxes payable	380	—
Accrued interest and other	(21)	271
Other current liabilities	$4,318	$2,274

Our reserve for known contingencies consists primarily of litigation accruals and related legal fees.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 28, 2013 and December 29, 2012 (dollars in thousands):

	2013	2012
Computer equipment and software	$6,441	$8,598
Shop equipment	981	1,441
Furniture and fixtures	537	1,380
Building and leasehold improvements	2,379	3,400
Autos and trucks	158	528
	$10,496	$15,347
Accumulated depreciation and amortization	(7,866)	(12,499)
	$2,630	$2,848
Property and equipment implementations in process	25	149
Property and equipment, net	$2,655	$2,997

Depreciation expense was approximately $1.0 million and $1.0 million for the years ended December 28, 2013 and December 29, 2012, respectively.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL

Because of deteriorating market conditions in 2012, our declining financial performance and the decision to sell several of our assets, we performed an interim assessment of the carrying value of our goodwill as of September 29, 2012.  ASC Topic 350-20-35 requires a two-step process, (1) determining the fair value of the reporting units and (2) measuring the amount of the impairment if the carrying amount exceeds the fair value of the reporting unit.  In determining fair value of the reporting segments, we reviewed cash flow projections, the weighted average cost of capital and the sustainable growth rate.  As a result of this review, we concluded the carrying amount exceeded the fair value of our Engineering and Construction segment and the Land and Right-of-Way division in our Field Solutions segment and recorded a goodwill impairment of approximately $16.9 million as of September 29, 2012.  Of this amount, approximately $14.5 million related to continuing operations and approximately $2.4 million related to discontinued operations.  In the fourth quarter, we divested approximately $2.8 million in goodwill in the Field Solutions segment as a result of the closing of the sale of the Land and Right-of-Way division.  Summarized financial information for goodwill is shown below (dollars in thousands):

Description of Segment	Balance at December 31, 2011	Impairments and Divestitures	Balance at December 29, 2012
Engineering and Construction	$15,287	$(14,567)	$720
Automation	2,086	—	2,086
Field Solutions (discontinued operations)	5,241	(5,241)	—
Total	$22,614	$(19,808)	$2,806

We performed a similar review as of December 28, 2013 and determined no impairment was necessary.  As a result, the goodwill balance at December 28, 2013 remains at $2.8 million.

NOTE 8 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at December 28, 2013 and December 29, 2012 (dollars in thousands):

	2013	2012
Costs incurred on uncompleted contracts	$43,342	$51,649
Estimated earnings on uncompleted contracts	12,022	3,216
Earned revenues	55,364	54,865
Less: billings to date	61,212	55,855
Net costs in excess of billings on uncompleted contracts	$(5,848)	$(990)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,206	$3,840
Billings in excess of costs/earnings on uncompleted contracts	(7,054)	(4,830)
Net costs in excess of billings on uncompleted contracts	$(5,848)	$(990)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $3.6 million in contingency amounts as of December 28, 2013 compared to $4.4 million as of December 29, 2012. Losses on contracts are recorded in full as they are identified.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. The current amount of revenue deferred for these reasons is $0.1 million as of December 28, 2013 compared to $0.4 million as of December 29, 2012.

NOTE 9 - CREDIT FACILITIES

Line of Credit Facility

On May 29, 2012, the Company entered into the PNC Credit Facility with PNC, Bank, National Association, as administrative agent for the lenders (the "Lenders") pursuant to which the Lenders agreed to extend credit to the Company in the form of loans (each a "Loan" and collectively, the "Loans") on a revolving basis of up to $35.0 million (the "Commitment"). From September 29, 2012 until August 30, 2013, the Company was not in compliance with certain financial covenants of the PNC Credit Facility.

On August 30, 2013, the Company amended the PNC Credit Facility. Under the terms of the amended PNC Credit Facility, PNC consented to the disposal of the Gulf Coast engineering and construction and in-plant operations, waived the existing events of default and ceased charging interest on outstanding indebtedness at the default rate of 7%. The Company also executed an Amended and Restated Revolving Credit Note with PNC which effectively reduced the maximum borrowing amount from $35.0 million to $10.0 million. The amended PNC Credit Facility will mature on September 30, 2014. Set forth below are certain of the material terms of the amended PNC Credit Facility:

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is in compliance with all of the covenants of the amended PNC Credit Facility as of the date of this Report.

 Letter of Credit Facility

In July 2011, with the support of Wells Fargo's Global Banking Group, ENGlobal and the Export-Import Bank of the United States (“Ex-Im Bank”) entered into a separate $9.5 million letter of credit facility (the “Ex-Im Bank Facility”) to support the Company's CPC Project.  Under the terms of this agreement, the Company could issue letters of credit to CPC for its performance under the CPC Project.  The Company was required to collateralize letters of credit outstanding under the Ex-Im Bank Facility with cash or eligible Russian receivables resulting from the CPC Project.  On June 17, 2013, these letters of credit were allowed to expire, as the Company implemented an alternative option to modify terms of future retention amounts in lieu of letters of credit.  As a result of the expiration of these letters of credit, $6.1 million of restricted cash was released and applied to advances then outstanding under the PNC Credit Facility.

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
•
The release of the retention would be made in two stages as it relates to milestones the project achieves.  The first thirty three percent (33%) of the retention will be released after the issuance of a site acceptance test certificate, and client approval for the system and equipment.

•
The remaining sixty seven percent (67%) of the retention will be released after expiration of the warranty period, signified by the issue of the final acceptance certificate by the client as set forth in the original agreement as previously amended.

•	The Company will provide quarterly reports on its financial condition.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 28, 2013 are as follows (dollars in thousands):

Years Ending	Amount
December 27, 2014	$2,009
December 26, 2015	2,181
December 31, 2016	1,517
December 30, 2017 and after	1,253
Total minimum lease payments	$6,960

Rent expense for the years ended December 28, 2013 and December 29, 2012 was $3.9 million and $4.3 million, respectively. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

 NOTE 11 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. Effective October 21, 2011, the Company made matching contribution equal to 25% of employee contributions up to 6% of employee compensation for all employees. The Company elected to suspend its match to all employees effective December 29, 2012.  Prior to the suspension, the Company had made contributions totaling $987,207 for the year ended December 29, 2012.  The Company reinstated the matching contributions on January 14, 2014.

NOTE 12 - STOCK COMPENSATION PLANS

Stock Options - In June 2009, the Company's stockholders approved a new 2009 Equity Incentive Plan (the “Equity Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards. Grants to employees will generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors will vest quarterly over a one-year period coinciding with their service term.  On April 26, 2012, the Board approved, and the shareholders subsequently approved, an amendment to the Plan to increase the number of shares available for issuance under the Plan by 500,000 from 480,000 to 980,000, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors.  On October 20, 2013 the Board approved, and the shareholders subsequently approved, an amendment to the Plan to increase the number of shares available for issuance under the Plan by 850,000 from 980,000 to 1,830,000, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not grant any stock options in 2013 or 2012.  The following table summarizes activity for the period December 31, 2011 through December 28, 2013:

	Vested and Exercisable Balance	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2011	770,000	770,000	6.81
Canceled or expired	(142,000)	(142,000)	5.13
Balance at December 29, 2012	628,000	628 ,000	7.26
Canceled or expired	(78,000)	(78,000)	8.18
Balance at December 28, 2013	550 ,000	550,000	6.37

The following table summarizes information concerning outstanding and exercisable Company stock options at December 28, 2013:

Exercise Prices *	Options Outstanding	Average Remaining Contractual Life	Options Fully-Vested And Exercisable
$1.81	40,000	1.5	40,000
$2.32	40,000	0.4	40,000
$3.75	150,000	2.5	150,000
$9.15	150,000	3.4	150,000
$10.93	150 ,000	4.5	150 ,000
$9.44	20,000	5.2	20,000
	550 ,000		550 ,000

* The exercise price indicates the market value at grant date and is the strike price at exercise. For each series, the exercise price is the weighted average exercise price of the series.

Restricted Stock Awards - Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards will vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees will vest in four equal annual installments beginning December 31 in the year granted, so long as the grantee remains employed full-time with the Company as of each vesting date. The following is a summary of the Company's restricted stock awards for the years ended December 28, 2013 and December 29, 2012:

	Number of restricted shares	Weighted- average fair value
Unvested restricted shares at December 31, 2011	145,819	$2.90
Granted in 2012	301,007	1.00
Vested in 2012	(214,248)	1.87
Forfeited in 2012	(65,372)	2.84
Unvested restricted shares at December 29, 2012	167,206	0.86
Granted in 2013	—	—
Vested in 2013	(50,336)	—
Forfeited in 2013	(—)	—
Unvested restricted shares at December 28, 2013	116,870	$—

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of the restricted stock that vested in the years ended December 28, 2013 and December 29, 2012 was $39,000 and $184,000, respectively. The weighted-average remaining life of restricted stock awards outstanding at December 28, 2013 was 0.86 years.  No restricted stock awards were granted in 2013.  During 2012, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
June 14, 2012	Directors (3)	100,671	$1.49	$150,000
June 14, 2012	Employee (1)	50,336	$1.49	$75,000
December 18, 2012	Employee (1)	150,000	$0.50	$75,000

Compensation Expense - The Company recognizes stock compensation expense relating to share-based payments in net income using the fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to expense over the requisite service period, which is generally the vesting period.  We estimate the volatility of our stock price by using historical volatility looking back 156 weeks. We have considered using a combination of historical and implied volatility derived from traded options on our stock but do not believe that it would materially impact the Company's estimates of future volatility over the expected life of the options. The expected term of options granted has been derived from the simplified method, due to changes in vesting terms and contractual lives of current options compared to our historical grants. We base the estimate of the risk-free interest rate on the United States Treasury zero-coupon yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends; accordingly, we have assumed a 0% dividend yield.

The Company recognized non-cash compensation expense related to its stock compensation plans of $0.2 million and $0.4 million for the fiscal years ended December 28, 2013 and December 29, 2012, respectively. As of December 28, 2013, unrecognized compensation expense was approximately $0.1 million. The weighted average period over which total compensation related to stock options and restricted stock awards are expected to be recognized is approximately 1 month.

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

NOTE 14 - FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 28, 2013 and December 29, 2012 were as follows (dollars in thousands):

	2013	2012
Current:
Federal	$—	$—
State	428	193
	428	193
Deferred:
Federal	(299)	6,808
State	299	—
	—	6,808
Total tax provision	$428	$7,001

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax asset (liability) consisted of the following at December 28, 2013 and December 29, 2012 (dollars in thousands):

	2013	2012
Deferred tax asset (liabilities)
Allowance for doubtful accounts	$1,914	$926
Net operating loss carry-forward	6,043	7,197
Accruals not yet deductible for tax purposes	1,307	2,642
Goodwill	1,131	5,582
Stock options	103	1,058
Deferred tax assets	10,498	17,405
Less: Valuation allowance	(11,097)	(17,356)
Deferred tax assets	(599)	49
Deferred tax asset (liabilities)
Depreciation	599	(49)
Goodwill	—	—
Deferred tax liability	599	(49)
Deferred tax asset, net	$—	$—

The Company had a federal net operating loss carry-forward at December 28, 2013 of approximately $17.8 million which is available for carry forward through 2032.  The Company also has a foreign net operating loss carry-forward at December 28, 2013 of approximately $0.5 million. This loss is available for utilization through 2017; however, application of the net operating loss is restricted to the income of ENGlobal Canada, ULC.

ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of December 28, 2013. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $11.1 million has been provided against deferred tax assets as of December 28, 2013.

The following is a reconciliation of expected tax expense to actual expense from continuing operations for the years ended December 28, 2013 and December 29, 2012 (dollars in thousands):

	2013	2012
Federal income tax benefit at 35% for 2013 and 2012	$(465)	$(8,072)
State and foreign taxes, net of federal income tax effect	482	127
Nondeductible expenses	35	97
Stock compensation expense	—	77
Prior year provision to return	(5,883)	(2,123)
Change in valuation allowance	6,259	16,895
Other, net	—	—
Total tax provision	$428	$7,001

As a result of the valuation allowance recorded against our deferred tax assets as of September 29, 2012, the effective income tax rate for the year ended December 29, 2012 was not meaningful.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 28, 2013 and December 29, 2012, the Company did not identify any material uncertain tax positions for the Company or its subsidiaries. We recognize interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions in governmental penalties. For the years ended December 28, 2013 and December 29 2012, the Company did not recognize any interest and penalties related to uncertain tax positions.

The Company is currently not the subject of any examination by the Internal Revenue Service, and the open years subject to audit are currently tax years 2010-2013. In most states where the Company conducts business, the Company is subject to examination for the preceding three to six years.

NOTE 15 - SEGMENT INFORMATION

The EPCM segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the energy industry throughout the United States. The EPCM segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities. The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology and electrical projects primarily to the upstream and downstream sectors throughout the United States as well as a specific project in Central Asia.

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

 Financial information by geographic area and segments

Revenue from the Company's Caspian Pipeline Consortium Project in Russia and Kazakhstan contributed $20.4 million in revenues in our Automation segment. Our backlog related to this project is approximately $50.9 million as of December 28, 2013, most of which is expected to be recognized in 2015.  Segment information for the years ended December 28, 2013 and December 29, 2012 is as follows (dollars in thousands):

December 28, 2013:	EPCM	Automation	Corporate	Total
Net sales	$123,740	$45,223	$—	$168,963
Operating profit (loss)	5,300	5,854	(11,932)	(778)
Depreciation and amortization	526	1,109	218	1,853
Tangible assets	11,511	20,053	10,369	41,933
Goodwill	720	2,086	—	2,806
Other intangible assets	80	890	92	1,062
Total assets	12,311	23,029	10,461	45,801
Capital expenditures	—	—	—	—

December 29, 2012:	EPCM	Automation	Corporate	Total
Net sales	$168,930	$58,986	$—	$227,916
Operating profit (loss)	(10,921)	1,989	(12,155)	(21,087)
Depreciation and amortization	634	1,285	—	1,919
Tangible assets	34,345	21,693	17,934	74,029
Goodwill	720	2,086	—	2,806
Other intangible assets	186	1,666	—	1,852
Total assets	35,251	25,445	17,934	78,687
Capital expenditures	425	80	208	713

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain of its executive officers and certain other officers, the terms of which expire on or before May 2014, with the severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1) termination for cause, 2) voluntary resignation or 3) the employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% of the employee's salary in exchange for an extension of a non-competition agreement. Some of these agreements are renewable for an additional one-year term at the Company's option. No liability is recorded for the Company's obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

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

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6.8 million. On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  Of that amount, $845,529 is still being held by the court pending the outcome of continuing litigation regarding the claims of one subcontractor.  As of the date of this Report, the amount is still being held by the court.

Insurance

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued Compensation and Benefits line of the balance sheet, was $1.1 million as of December 28, 2013 and December 29, 2012, respectively.

NOTE 17 - STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes, net of refunds received for the years ended December 28 2013 and December 29, 2012 (dollars in thousands):

	2013	2012
Cash paid:
Interest	$2,005	$1,834
State and federal income taxes	688	—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2013, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2013, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 28, 2013, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 28, 2013. We have concluded that our internal control over financial reporting at December 28, 2013, was effective.

(c) No Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Act. We qualify for the Dodd-Frank Act exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for smaller reporting companies.

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 28, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2014 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” in our 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2014 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2014 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2014 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2014 Proxy Statement is incorporated herein by this reference.

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

(a)(3)    Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.16	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008	10-Q	3.2	5/7/2008	001-14217

4.1	Registrant's specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

4.2	Registration Rights Agreement by and among Registrant and Certain Investors named therein dated September 29, 2005	S-3	4.2	10/31/2005	333-29336

4.3	Securities Purchase Agreement by and between Tontine Capital Partners, L.P. and Registrant dated September 29, 2005	S-3	4.5	10/31/2005	333-29336

4.4	Form of Subscription Agreement by and among Registrant, Michael L. Burrow, Alliance 2000, Ltd. and certain subscribers	S-3	4.6	10/31/2005	333-29336

+10.1	Option Pool Agreement by and between Industrial Data Systems Corporation and Alliance 2000, Ltd. dated December 21, 2001	10-KSB	10.48	4/1/2002	001-14217

+10.2	Amended and Restated Alliance Stock Option Pool Agreement effective December 20, 2006 --	10-K	10.2	3/28/2008	001-14217

+10.3	Second Amended and Restated Alliance Stock Option Agreement dated December 20, 2006	8-K	10.2	5/23/2007	001-14217

+10.4	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.5	First Amended and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010	10-Q	10.1	5/5/2010	001-14217

10.6	Purchase Agreement by and between ENGlobal and Advanced Control Engineering, LLC dated September 25, 2008	10-Q	10.1	11/7/2008	001-14217

10.7	Promissory Note Payable between Registrant and Frank H McIlwain dated September 30, 2008	10-Q	10.2	11/7/2008	001-14217

10.8	Promissory Note Payable between Registrant and James A Walters dated September 30, 2008	10-Q	10.3	11/7/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9	Promissory Note Payable between Registrant and William M Bosarge dated September 30, 2008	10-Q	10.4	11/7/2008	001-14217

10.10	Promissory Note Payable between Registrant and Matthew R Burton dated September 30, 2008	10-Q	10.5	11/7/2008	001-14217

10.11	Asset Purchase Agreement between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P. dated April 6, 2010	10-Q	10.1	8/5/2010	001-14217

10.12	Promissory Note between ENGlobal Automation Group, Inc. and Control Dynamics International, L.P.	10-Q	10.2	8/5/2010	001-14217

10.13	Second Amended and Restated Lease Agreement between Petrocon Engineering, Inc. and Corporate Property Associates dated February 28, 2002 (Exec I)	10-Q	10.63	8/12/2002	001-14217

10.14	Guaranty and Suretyship Agreement between Industrial Data Systems Corporation and Corporate Property Associates dated April 26, 2002 (Exec I)	10-Q	10.64	8/12/2002	001-14217

+10.15	Amended and Restated 1998 Incentive Plan of Registrant dated June 8, 2006	10-K	10.6	3/28/2008	001-14217

+10.16	First Amendment to the Amended and Restated 1998 Incentive Plan of Registrant dated June 14, 2007	10-K	10.7	3/28/2008	001-14217

+10.17	Form of Incentive Stock Option Award Agreement of 1998 Incentive Plan of Registrant	10-K	10.8	3/28/2008	001-14217

+10.18	Form of Non-qualified Stock Option Agreement Granted Outside of 1998 Incentive Plan of Registrant	S-8	10.80	8/24/2005	333-127803

+10.19	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.20	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.21	Stock Repurchase Program of Registrant effective June 7, 2010	8-K	99.1	6/7/2010	001-14217

10.22	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.23	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.24	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.25	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.26	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.27	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.28	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.29	Build-to-Suit Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc., executed March 6, 2008	10-Q	10.1	5/7/2008	001-14217

10.30	First Amendment to the Lease Agreement between Clay Real Estate Development, L.P. and ENGlobal Corporate Services, Inc. executed January 15, 2009	10-K	10.26	3/8/2010	001-14217

10.31	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	5/5/2010	001-14217

10.32	Credit agreement by and between Wells Fargo Bank and Registrant and its subsidiaries dated December 29, 2009	8-K	10.1	1/11/2010	001-14217

10.33	Hand Note between South Louisiana Ethanol LLC - and ENGlobal Engineering, dated October 22, 2007	10-Q	10.2	11/9/2007	001-14217

10.34	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 26, 2007	10-Q	10.3	11/9/2007	001-14217

10.35	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 31, 2007	10-Q	10.4	11/9/2007	001-14217

+10.36	Amended and Restated ENGlobal 401(k) Plan effective October 1, 2005	10-K/A	10.22	3/29/2007	001-14217

+10.37	First Amendment of the ENGlobal 401(k) Plan effective December 21, 2001	10-K/A	10.21	3/29/2007	001-14217

+10.38	Second Amendment to the ENGlobal 401(k) Plan effective April 1, 2006	10-K/A	10.23	3/29/2007	001-14217

+10.39	Third Amendment to the ENGlobal 401(k) Plan effective July 1, 2006	10-K/A	10.24	3/29/2007	001-14217

+10.40	Fourth Amendment to the ENGlobal 401(k) Plan effective July 1, 2008	10-K	10.33	3/16/2009	001-14217

+10.41	Fifth Amendment to the ENGlobal 401(k) Plan effective January 1, 2009	10-Q	10.1	5/11/2009	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.42	Regulations Amendment to the ENGlobal 401(k) Plan effective January 1, 2006	10-K	10.21	3/16/2007	001-14217

+10.43	First Amendment to the ENGlobal 401(k) Plan effective January 1, 2010	10-K	10.43	4/12/2012	001-14217

+10.44	Second Amendment to the ENGlobal 401(k) Plan effective August 2. 2010	10-K	10.44	4/12/2012	001-14217

+10.45	Key Managers Incentive Plan of Registrant effective January 1, 2007	8-K	10.43	4/10/2007	001-14217

+10.48	Key Executive Employment Agreement between Registrant and Michael M. Patton effective October 13, 2009	10-K	10.41	3/8/2010	001-14217

+10.49	Key executive Employment Agreement between Registrant and R. David Kelley effective August 9, 2008	10-K	10.39	3/16/2009	001-14217

+10.50	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.51	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

10.52	Security Agreement by and between Wells Fargo Bank and ENGlobal Corporation and its subsidiaries dated December 29, 2009	8-K	10.2	1/11/2010	001-14217

10.53	Security Interest Agreement and Acknowledgment by and between Wells Fargo Bank and ENGlobal Corporation and its subsidiaries dated December 29, 2009	8-K	10.3	1/11/2010	001-14217

10.54	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated August 3, 2010	10-Q	10.3	8/5/2010	001-14217

10.55	First Amendment to Credit Agreement and Waiver of Default by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries entered into as of September 30, 2010	10-Q	10.1	11/5/2010	001-14217

10.56	Revolving Line of Credit Note by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated September 30, 2010	10-Q	10.2	11/5/2010	001-14217

10.57	Letter of Waiver by and between Wells Fargo Bank, N.A. and Registrant and its subsidiaries dated February 28, 2011	10-K	10.57	4/12/2012	001-14217

10.58	Letter of Termination by and between Comerica Bank and ENGlobal Corporation and its subsidiaries dated December 30, 2009	8-K	10.4	1/11/2010	001-14217

10.59	Limited Waiver and First Amendment to First Amended and Restated Credit Agreement and Revolving Line of Credit Note between ENGlobal and Wells Fargo Bank dated April 5, 2012	8-K	10.1	4/17/2012	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.60	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

10.61	Limited Forbearance Agreement between the Registrant and Wells Fargo	10-Q	10.2	5/15/2012	001-14217

+10.62	Executive Employment Contract between the Registrant and Michael Bryant	10-Q	10.1	5/15/2012	001-14217

10.63	Revolving Credit and Security Agreement dated as of May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and PNC Bank, NA	8-K	10.1	5/31/2012	001-14217

10.64	Revolving Credit Note dated as of May 29, 2012, executed by ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and made payable to PNC Bank, National Association	8-K	10.2	5/31/2012	001-14217

10.65	Guaranty dated as of May 29, 2012, by ENGlobal Emerging Markets, Inc. in favor of PNC Bank, National Association	8-K	10.3	5/31/2012	001-14217

10.66	Pledge Agreement dated as of May 29, 2012, by and among ENGlobal Corporation and PNC Bank, NA	8-K	10.4	5/31/2012	001-14217

10.67	Intellectual Property Security Agreement dated May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc., and PNC Bank, NA	8-K	10.5	5/31/2012	001-14217

10.68	Security Agreement dated May 29, 2012, by and among ENGlobal Emerging Markets, Inc. and PNC Bank, NA	8-K	10.6	5/31/2012	001-14217

10.69	First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement by and between the Registrant and PNC dated September 21, 2012.	10-Q	10.1	11/19/2012	001-14217

10.70	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated October 30, 2012.	10-Q	10.2	11/19/2012	001-14217

10.71	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated November 14, 2012.	10-Q	10.3	11/19/2012	001-14217

10.72	Asset Purchase Agreement by and between the Registrant and Steele Land and Insp., LLC dated September 7, 2012.	10-Q	10.4	11/19/2012	001-14217

10.73	Amendment One to Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated November 2, 2012	10-Q	10.5	11/19/2012	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.74	Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension by and between the Registrant and PNC dated December 18, 2012.	8-K	10.6	12/19/2012	001-14217

10.75	Third Amendment to Revolving Credit Facility and Security Agreement and Limited Consent dated August 30, 2013, by and among the Borrowers and the Agent	8-K	10.1	9/6/2013	001-14217

+10.76	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.77	Asset Purchase Agreement by and between ENGlobal Corporation and Furmanite America, Inc. dated December 11, 2012	10-K	10.76	4/15/2013	001-14217

10.78	Asset Purchase Agreement by and between ENGlobal U.S., Inc. and Furmanite America, Inc. dated July 15, 2013	8-K	2.1	7/11/2013	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

* Filed herewith
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 14, 2014	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	March 14, 2014
Mark A. Hess
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s / William A. Coskey	March 14, 2014
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ David W. Gent	March 14, 2014
David W. Gent, P.E., Director

By:	/s/ Randall B. Hale	March 14, 2014
Randall B. Hale, Director

By:	/ s/ David C. Roussel	March 14, 2014
David C. Roussel, Director