Form 10-Q
period 2014-03-29
ENGLOBAL CORP
filed 2014-05-08
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 8, 2014.

$0.001 Par Value Common Stock	27,082,861 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 29, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Operating revenues	$26,898	$49,763
Operating costs	20,814	43,964
Gross profit	6,084	5,799

Selling, general and administrative expenses	4,119	6,212
Operating income (loss)	1,965	(413)

Other income (expense):
Other income (expense), net	(41)	122
Interest expense, net	(32)	(614)
Income (loss) from continuing operations before income taxes	1,892	(905)

Provision for federal and state income taxes	75	93

Income (loss) from continuing operations	1,817	(998)

Income from discontinued operations, net of taxes	—	2,935

Net income and comprehensive income	$1,817	$1,937

Basic and diluted Income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.04)
Income from discontinued operations	$—	$0.11
Net income (loss)	$0.07	$0.07
Weighted average shares used in computing earnings per share:
Basic	27,083	27,041
Diluted	27,177	27,151

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

ASSETS	March 29, 2014		December 28, 2013
Current Assets:
Cash and cash equivalents	$5,530		$3,955
Trade receivables, net of allowances of $1,068 and $1,738	27,411		26,846
Prepaid expenses and other current assets	723		1,049
Notes receivable	2,774		1,241
Costs and estimated earnings in excess of billings on uncompleted contracts	2,103		1,206
Total Current Assets	$38,541		34,297
Property and equipment, net	2,260		2,655
Goodwill	2,806		2,806
Other intangible assets, net	835		970
Long-term trade and notes receivable, net of current portion and allowances	2,663		4,682
Other assets	360		391
Total Assets	$47,465		45,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,430		$9,070
Accrued compensation and benefits	4,333		2,876
Billings in excess of costs and estimated earnings on uncompleted contracts	4,962		7,054
Other current liabilities	3,178		4,318
Total Current Liabilities	22,903		23,318
Long Term Leases	168		—
Total Liabilities	23,071		23,318
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,660,611 and 27,114,339 shares outstanding and 28,641,710 and 28,095,438 shares issued at March 29, 2014 and December 28, 2013, respectively	28		28
Additional paid-in capital	38,750		38,655
Accumulated deficit	(11,952	))))	(13,768	))))
Treasury stock at cost - 981,099 shares at March 29, 2014 and December 28, 2013	(2,362	))))	(2,362	))))
Accumulated other comprehensive loss	(70	))))	(70	))))
Total Stockholders' Equity	24,394		22,483
Total Liabilities and Stockholders' Equity	$47,465		$45,801

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Cash Flows from Operating Activities:
Net income	$1,817	$1,937
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	598	511
Share-based compensation expense	92	44
Gain on disposal of assets	—	(2,938)
Changes in current assets and liabilities, net of acquisitions:
Trade accounts receivable	(566)	6,699
Notes receivable	(49)	(82)
Costs and estimated earnings in excess of billings on uncompleted contracts	(897)	2,189
Prepaid expenses and other assets	349	719
Accounts payable	1,894	(5,373)
Accrued compensation and benefits	1,458	3,087
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,092)	(392)
Other liabilities	(549)	(507)
Net cash provided by operating activities	$2,055	$5,894
Cash Flows from Investing Activities:
Property and equipment acquired	(60)	(20)
Proceeds from sale of division	—	1,000
Net cash provided by (used in) investing activities	$(60)	$980
Cash Flows from Financing Activities:
Borrowings on line of credit	—	44,607
Payments on line of credit	—	(51,194)
Payments on capitalized leases	(420)	—
Net cash used in financing activities	$(420)	$(6,587)
Net change in cash	1,575	287
Cash and cash equivalents, at beginning of period	3,955	738
Cash and cash equivalents, at end of period	$5,530	$1,025

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

The condensed consolidated financial statements of the Company included herein are unaudited for the three month periods ended March 29, 2014 and March 30, 2013, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 28, 2013, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 28, 2013, included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.    Certain reclassifications have been made to the 2013 condensed consolidated financial statements to conform the presentation to report discontinued operations. Refer to Note 2.

A summary of our critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2013 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.

Each of our quarters are comprised of 13 weeks, which includes two 4-week months and one 5-week month (4-4-5 calendar quarter).

NOTE 2 – DISCONTINUED OPERATIONS

On November 2, 2012, the Company divested its Land and Right-of-Way division of its Field Solutions segment to Steele & Company, LLC.  On January 3, 2013, the Company completed the divestiture of the Inspection division of its Field Solutions segment to a subsidiary of Furmanite Corporation.

The operations of the Field Solutions segment (and the smaller Electrical Services division) have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Income from discontinued operations, net of taxes" for the three months ended March 30, 2013. There was no impact from discontinued operations in the three months ended March 29, 2014.  Summarized financial information for the discontinued operations for the three months ended March 30, 2013 is shown below (amounts in thousands):

Revenues	$—
Costs	—
Operating income	$—
SG&A	3
Other income	2,938
Total income before taxes	2,935
Tax expense (benefit)	—
Net income	$2,935

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISPOSAL OF CONTINUING OPERATIONS

On August 30, 2013, the Company completed the sale of substantially all of its Gulf Coast engineering and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to the Company was $17 million, consisting primarily of $15 million of cash and a $3.0  million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $721,000 gain on the sale of these operations.  The Company used most of the net proceeds from this transaction to repay advances under the PNC Credit Facility.  As a result of this transaction, approximately 900 employees transferred from the Company to Furmanite.  In conjunction with this sale, the Company reduced its corporate selling, general and administrative expenses to support ongoing continuing operations.  The impact of the sale of these operations for the three months ended March 29, 2014 and the comparable period in 2013 is summarized as follows (dollars in thousands):

2014 Continuing Operations:	For the Three Months Ended March 29, 2014	Disposed Operations	Pro Forma For the Three Months Ended March 29, 2014
Operating revenues	$26,898	—	$26,898
Operating costs	20,814	—	20,814
Gross profit	6,084	—	6,084
Selling, general and administrative expenses	4,119	—	4,119
Operating income (loss)	$1,965	—	$1,965

2013 Continuing Operations:	For the Three Months Ended March 30, 2013	Disposed Operations	Pro Forma For the Three Months Ended March 30, 2013
Operating revenues	$49,763	$29,568	$20,195
Operating costs	43,964	26,975	16,989
Gross profit	5,799	2,593	3,206
Selling, general and administrative expenses	6,212	1,088	5,124
Operating income (loss)	$(413)	$1,505	$(1,918)

NOTE 4 – NOTES RECEIVABLE

The components of short term and long term notes receivable as of March 29, 2014 and December 28, 2013, are as follows (dollars in thousands):

	March 29, 2014	December 28, 2013
Aspen	$514	$514
SLE	894	894
Steele	3,287	3,243
Furmanite	4,543	5,029
Reserve	(3,801)	(3,757)
Total notes receivable	5,437	5,923
Less current portion (net of reserve)	(2,774)	(1,241)
Notes receivable non-current	$2,663	$4,682

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Aspen note bears interest at 6% per annum, payable in three installments based upon certain events.  The Company has reserved the full amount of the Aspen note due to collectability being in doubt.  The Steele note is a four year note, bearing interest at 8% per annum, payable in annual installments beginning November 1, 2013 and maturing November 1, 2016.  The Company has reserved the full amount of the Steele note due to collectability being in doubt.  The Furmanite notes are four year notes, bearing interest at 5% and 4% per annum, payable in annual installments beginning January 4, 2014 and maturing September 1, 2017.  The SLE judgment is still being held by the court pending the outcome of continuing litigation (see “Note 16 – Commitments and Contingencies” of our Annual Report on Form 10-K for 2013).

NOTE 5 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 29, 2014 and December 28, 2013:

	March 29, 2014	December 28, 2013
	(dollars in thousands)
Costs incurred on uncompleted contracts	$29,051	$43,342
Estimated earnings (losses) on uncompleted contracts	13,339	12,022
Earned revenues	42,390	55,364
Less: billings to date	45,249	61,212
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(2,859)	$(5,848)

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,103	$1,206
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,962)	(7,054)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(2,859)	$(5,848)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $3.3 million in contingency amounts as of March 29, 2014 compared to $3.6 million as of December 28, 2013. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. There is no revenue deferred as of March 29, 2014 compared to $0.1 million as of December 28, 2013.

NOTE 6 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

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

On August 30, 2013, the Company amended the PNC Credit Facility. Under the terms of the amended PNC Credit Facility, PNC consented to the disposal of the Gulf Coast engineering and construction and in-plant operations, waived the existing events of default, ceased charging interest on outstanding indebtedness at the default rate of 7% and reduced the maximum borrowing amount from $35.0 million to $10.0 million. The amended PNC Credit Facility will mature on September 30, 2014 (see “Note 9 – Credit Facilities” of our 2013 Annual Report on Form 10-K for a description of the material terms of the amended PNC Credit Facility). The Company is currently engaged in discussions with several banks to replace the PNC Credit Facility.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SEGMENT INFORMATION

The Engineering, Procurement and Construction Management (“EPCM”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. Services provided by the EPCM segment include feasibility studies, engineering, design, procurement and construction management. The EPCM segment includes the government services group, which provides engineering, design, installation, operation and maintenance of various government, public sector and international facilities. Our Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology projects to all of the oil and gas sectors throughout the United States as well as specific projects in Russia and Kazakhstan.

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, health, safety, and environmental, human resources and information technology. The Corporate function supports both business segments and therefore cannot be specifically assigned to either segment.

Segment information for the three months ended March 29, 2014 and March 30, 2013 is as follows (dollars in thousands):

For the three months ended March 29, 2014:	EPCM	Automation	Corporate	Consolidated

Revenue	$12,763	$14,135	$—	$26,898
Gross profit	2,344	3,740	—	6,084
SG&A	1,051	698	2,370	4,119
Operating income (loss)	1,293	3,042	(2,370)	1,965
Other income				(41)
Interest expense, net				(32)
Tax expense				(75)
Discontinued operations - net of taxes				—
Net income				$1,817

For the three months ended March 30, 2013:	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated

Revenue	$29,568	$10,544	$9,651	$—	$49,763
Gross profit	2,593	1,231	1,975	—	5,799
SG&A	1,087	723	1,021	3,381	6,212
Operating income (loss)	1,506	508	954	(3,381)	(413)
Other expense					122
Interest expense, net					(614)
Tax benefit					(93)
Discontinued operations - net of taxes					2,935
Net income					$1,937

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Assets by Segment	As of March 29, 2014	As of December 28, 2013
	(dollars in thousands)
EPCM	$10,580	$12,311
Automation	12,003	23,029
Corporate	24,882	10,461
Consolidated	$47,465	$45,801

NOTE 8 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the three months ended March 29, 2014 and March 30 2013 were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(dollars in thousands)
Current	$75	$93
Deferred	—	—
Total tax expense	$75	$93
Discontinued operations	—	—
Total tax expense	$75	$93
Effective tax rate	4.4%	41.5%

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

 The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company with $200,000 per occurrence. The self-insurance liability, which is included in the Accrued compensation and benefits line of the balance sheet, was $1.1 million as of March 29, 2014 and December 28, 2013, respectively.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes.

Transactions	As of March 29, 2014	As of March 30, 2013
	(dollars in thousands)
Acceptance of notes for asset sales	$—	$1,896
Cash paid:
Interest	$76	$718

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 28, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 28, 2013 .

Overview

While we experienced a difficult 2012 and a number of challenges in 2013, we believe that we are in the strongest financial position in recent years and are well positioned to grow our remaining Engineering, Procurement and Construction Management (“EPCM”) and Automation operating segments while maintaining strict control over overhead costs. We believe that the overall spending of our clients will continue at its current level and that the overall economy is improving. While our services continue to be very competitive, we are maintaining a focused effort on marketing centered around our differentiated products and services and we continue to see a high level of proposal activity.

Results of Continuing Operations

Amounts reported as continuing operations for the three months ended March 29, 2014 and the three months ended March 30, 2013 are reported for the two segments that we continue to operate - EPCM services and Automation. The Company recognizes service revenue when the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts while a majority of the Company's engineered automation system sales are earned on fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company's core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations. Corporate SG&A expenses include finance, accounting, , human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three months ended March 29, 2014 versus the three months ended March 30, 2013

The following table, for the three months ended March 29, 2014 versus the three months ended March 30, 2013, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated
Three months ended March 29, 2014:
Revenue	$—	$12,763	$14,135	$—	$26,898	100.0%
Gross profit	—	2,344	3,740	—	6,084	22.6%
SG&A	—	1,051	698	2,370	4,119	15.3%
Operating income (loss)	—	1,293	3,042	(2,370)	1,965	7.3%
Other expense					(41)	(0.2)%
Interest expense, net					(32)	(0.1)%
Tax expense					(75)	(0.3)%
Income from continuing operations					$1,817	6.8%
Diluted income from continuing operations per share					$0.07

Three months ended March 30, 2013:
Revenue	$29,568	$10,544	$9,651	$—	$49,763	100.0%
Gross profit	2,593	1,231	1,975	—	5,799	11.8%
SG&A	1,087	723	1,021	3,381	6,212	12.6%
Operating income (loss)	1,506	508	954	(3,381)	(413)	(0.8)%
Other income					122	0.2%
Interest expense, net					(614)	(1.2)%
Tax expense					(93)	(0.2)%
Net loss from continuing operations					$(998)	(2.0)%
Diluted loss from continuing operations per share					$(0.04)

Increase (Decrease) in Operating Results:
Revenue	$(29,568)	$2,219	$4,484	$—	$(22,865)	(45.9)%
Gross profit (loss)	(2,593)	1,113	1,765	—	285	0.6%
SG&A	(1,087)	328	(323)	(1,011)	(2,093)	(4.2)%
Operating income (loss)	(1,506)	785	2,088	1,011	2,378	4.8%
Other income (expense)					(163)	(0.3)%
Interest expense, net					582	1.2%
Tax benefit (expense)					18	(0.0)%
Income from continuing operations					$2,815	5.7%
Diluted income from continuing operations per share					$.11

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue - Our revenue is generally driven by the projects that we are currently working on. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013 decreased approximately $22.9 million. Of this decrease, $29.6 million was attributable to the sale of our Gulf Coast EPCM business (see “Note 3 – Disposal of Continuing Operations” of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). This decrease was partially offset by increases in revenue of our remaining EPCM business of $2.3 million and our Automation business of $4.4 million.  EPCM revenues were positively impacted by several projects that were awarded in the fourth quarter of last year, and Automation revenues increased as a result of the release of contingency amounts on several projects and increased orders. While our clients are continuing to perform smaller maintenance projects they are not generally undertaking new capital expansions and competition for the project work continues to be intense.

Gross Profit – While revenue decreased quarter over quarter, gross profit increased for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013 by $.3 million. Gross profit produced from our remaining operating segments last year was $3.2 million compared to $4.1 million of gross profit this year. This increase is primarily due the profit enhancement strategy we began implementing in the fourth quarter of 2012, which included a reduction in higher risk projects, renewed focus on project execution and an emphasis on customer and project selection. As a percentage of revenue our gross profit margin from our remaining operating segments increased to 22.6% for the three months ended March 29, 2014, from 15.9% for the three months ended March 30, 2013.

Selling, General and Administrative – Overall our SG&A expenses decreased for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013. Excluding the sold EPCM business, our SG&A expense for the first quarter of 2014 decreased approximately $1.0 million. As a percentage of revenue, SG&A expenses decreased to 15.3% of revenues for the three months ended March 29, 2014, versus 25.4% of revenues, excluding the sold EPCM business. We continue to look for ways to reduce our overhead expenses and believe we will be able to continue to reduce this ratio in 2014.

Interest Expense, net - Interest expense decreased for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, due to the reduced amounts outstanding on our credit facility.

Tax Expense - Income tax expense for the three months ended March 29, 2014, was comparable to the three months ended March 30, 2013. The effective income tax rate for the three months ended March 29, 2014 was 4% as compared to 10% for the net loss for the three months ended March 30, 2013. Our federal income tax expense continues to be impacted by the valuations taken on prior year tax assets and the release of those valuations against current year income tax. In certain states our income tax is not calculated on our net income but rather on other revenue calculations. Therefore, we may show income tax expense even though we have a net loss.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the amended PNC Credit Facility discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the facility as of March 29, 2014 and May 6, 2014 and we had cash of approximately $5.5 million and $4.6 million at March 29, 2014 and May 6, 2014, respectively. Our working capital as of March 29, 2014 was $15.6 million versus $13.2 million as of December 28, 2013. We believe our current cash on hand, availability under our credit facility and our other working capital are sufficient to fund our ongoing operations.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis. Additionally, we have a significant receivable outstanding on our Caspian Pipeline Consortium project. Actions outside of our control may hinder or preclude the collection of these receivables.

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash Flows from Operating Activities

Operating activities provided approximately $2.1 million in net cash during the three months ended March 29, 2014, compared with net cash provided by operations of $5.9 million during the comparable period in 2013.  The primary driver of our cash provided by operations for the three months ended March 29, 2014 was our net income of $1.7 million while  decreases in costs in excess of billings and in trade receivables and increases in billings in excess of billings were largely offset by increases in accounts payable and accrued compensation.

Cash Flows from Investing Activities

Investing activities used cash totaling $0.1 million for the three months ended March 29, 2014, and provided $1.0 million for the comparable period in 2013 due to the sale of the inspection division of our Field Solutions segment. The amount in 2014 represents funds used to purchase replacement computer equipment.

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

Cash Flows from Financing Activities

Financing activities used cash totaling approximately $0.4 million during the three months ended March 29, 2014 and used cash totaling $6.6 million during the three months ended March 28, 2013. During the three months ended March 28, 2013, we repaid our borrowings under the line of credit.

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

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the amended PNC Credit Facility. As of March 29, 2014, we had zero borrowings under the amended PNC Credit Facility. Any future borrowing will accrue interest at 7.0%.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2014, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2014, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 29, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, which outlines factors that could materially affect our business, financial condition or future results, and the additional risk factors below.  The risks described in our Annual Report on Form 10-K for the year ended December 28, 2013 and below, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of March 29, 2014, our backlog was approximately $90.5 million, including $45.1 million for the CPC Project. Other than the CPC Project, substantially all of this backlog is expected to be completed in 2014.  We expect to complete a majority of the CPC Project backlog in 2015. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn. These adjustments are exacerbated by current economic conditions.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.  The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $93 million over the life of the contract and represents approximately $45.1 million of our backlog at March 29, 2014.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, Russia and the Ukraine are experiencing significant unrest, which could escalate into armed conflict and economic sanctions by the U.S., United Nations or other countries against Russia.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of any armed conflict with respect to the situation in Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2014

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2014

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2014

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

Dated:	May 8, 2014
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer