Form 10-Q
period 2014-06-28
ENGLOBAL CORP
filed 2014-08-08
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 7, 2014.

$0.001 Par Value Common Stock	27,748,515 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 28, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Operating revenues	$27,170	$50,648	$54,068	$100,411
Operating costs	21,380	45,136	42,194	89,100
Gross profit	5,790	5,512	11,874	11,311

Selling, general and administrative expenses	4,246	6,367	8,365	12,579
Operating income (loss)	1,544	(855)	3,509	(1,268)

Other income (expense):
Other income (expense), net	164	(211)	123	(89)
Interest expense, net	(11)	(422)	(43)	(1,036)
Income (loss) from continuing operations before income taxes	1,697	(1,488)	3,589	(2,393)

Provision for federal and state income taxes	106	99	181	192
Income (loss) from continuing operations	1,591	(1,587)	3,408	(2,585)

Income from discontinued operations, net of taxes	—	—	—	2,935
Net income (loss)	$1,591	$(1,587)	$3,408	$350

Income (loss) per common share - basic:
Income (loss) from continuing operations	$.06	$(0.06)	$.12	$(0.10)
Income from discontinued operations	—	—	—	0.11
Net income (loss)	$.06	$(0.06)	$.12	$0.01
Income (loss) per common share - diluted:
Income (loss) from continuing operations	$.06	$(0.06)	$.12	$(0.10)
Income from discontinued operations	—	—	—	0.11
Net income (loss)	$.06	$(0.06)	$.12	$0.01

Weighted average shares used in computing earnings per share:
Basic	27,688	27,041	27,688	27,041
Diluted	27,716	27,041	27,708	27,200

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

ASSETS	June 28, 2014	December 28, 2013
Current Assets:
Cash	$4,060	$3,955
Trade receivables, net of allowances of $1,068 and $1,738	31,056	26,846
Prepaid expenses and other current assets	549	1,049
Notes receivable	2,255	1,241
Costs and estimated earnings in excess of billings on uncompleted contracts	3,571	1,206
Total Current Assets	41,491	34,297
Property and equipment, net	2,472	2,655
Goodwill	2,806	2,806
Other intangible assets, net	690	970
Long-term trade and notes receivable, net of current portion and allowances	3,230	4,682
Other assets	331	391
Total Assets	$51,020	$45,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$8,833	$9,070
Accrued compensation and benefits	3,406	2,876
Billings in excess of costs and estimated earnings on uncompleted contracts	9,122	7,054
Other current liabilities	2,149	4,318
Total Current Liabilities	23,510	23,318
Long Term Leases	1,369	—
Total Liabilities	24,879	23,318
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 28,669,398 and 27,114,339 shares outstanding and 29,650,497 and 28,095,438 shares issued at June 28, 2014 and December 28, 2013, respectively	34	28
Additional paid-in capital	35,049	38,655
Accumulated deficit	(6,510)	(13,768)
Treasury stock at cost - 981,099 shares at June 28, 2014 and December 28, 2013	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(70)
Total Stockholders' Equity	26,141	22,483
Total Liabilities and Stockholders' Equity	$51,020	$45,801

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Six Months Ended
	June 28, 2014	June 29, 2013
Cash Flows from Operating Activities:
Net income	$3,408	$350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,186	986
Share-based compensation expense	174	88
Interest income on note receivable, net of reserve	(96)
Gain on disposal of assets	—	(2,694)
Changes in current assets and liabilities:
Trade accounts receivable	(4,211)	10,556
Notes receivable	—	(186)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,365)	1,964
Prepaid expenses and other assets	553	1,603
Accounts payable	298	(5,263)
Accrued compensation and benefits	532	(132)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,068	(1,509)
Other liabilities	(783)	(607)
Net cash provided by operating activities	764	5,156
Cash Flows from Investing Activities:
Property and equipment acquired	(714)	(74)
Restricted Cash	—	6,105
Proceeds from sale of division	—	1,000
Net cash provided by (used in) investing activities	(714)	7,031
Cash Flows from Financing Activities:
Borrowings on line of credit	—	94,599
Payments on line of credit	—	(106,740)
Issuance of common stock from private placement	72	—
Borrowings on capital leases	694	—
Payments on capitalized leases	(711)	—
Net cash provided by (used in) financing activities	55	(12,141)
Net change in cash	105	46
Cash, at beginning of period	3,955	738
Cash, at end of period	$4,060	$784

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

The condensed consolidated financial statements of the Company included herein are unaudited for the three and six month periods ended June 28, 2014 and June 29, 2013, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 28, 2013, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 28, 2013, included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.    Certain reclassifications have been made to the 2013 condensed consolidated financial statements to conform the presentation to report discontinued operations. Refer to Note 2.

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

The operations of the Field Solutions segment (and the smaller Electrical Services division) have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Income from discontinued operations, net of taxes" for the six months ended June 29, 2013. There was no impact from discontinued operations in the three months ended June 29, 2013 or the three and six months ended June 28, 2014.  Summarized financial information for the discontinued operations for the three months ended June 29, 2013 is shown below (dollars in thousands):

Revenues	$—
Costs	—
Operating income	—
SG&A	3
Other income	2,938
Total income before taxes	2,935
Tax expense (benefit)	—
Net income	$2,935

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISPOSAL OF CONTINUING OPERATIONS

On August 30, 2013, the Company completed the sale of substantially all of its Gulf Coast engineering and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to the Company was $18 million, consisting primarily of $15 million of cash and a $3.0  million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $721,000 gain on the sale of these operations.  The Company used most of the net proceeds from this transaction to repay advances under the PNC Credit Facility.  As a result of this transaction, approximately 900 employees transferred from the Company to Furmanite.  In conjunction with this sale, the Company reduced its corporate selling, general and administrative expenses to support ongoing continuing operations.  The impact of the sale of these operations for the six months ended June 28, 2014 and the comparable period in 2013 is summarized as follows (dollars in thousands):

2014 Continuing Operations:	For the Six Months Ended June 28, 2014	Disposed Operations	Pro Forma For the Six Months Ended June 28, 2014
Operating revenues	$54,068	$—	$54,068
Operating costs	42,194	—	42,194
Gross profit	11,874	—	11,874
Selling, general and administrative expenses	8,365	—	8,365
Operating income (loss)	$3,509	$—	$3,509

2013 Continuing Operations:	For the Six Months Ended June 29, 2013	Disposed Operations	Pro Forma For the Six Months Ended June 29, 2013
Operating revenues	$100,411	$59,560	$40,851
Operating costs	89,100	54,214	34,886
Gross profit	11,311	5,346	5,965
Selling, general and administrative expenses	12,579	2,104	10,475
Operating income (loss)	$(1,268)	$3,242	$(4,510)

NOTE 4 – NOTES RECEIVABLE

The components of short term and long term notes receivable as of June 28, 2014 and December 28, 2013, are as follows (dollars in thousands):

	June 28, 2014	December 28, 2013
Aspen	$514	$514
SLE	894	894
Steele	3,288	3,243
Furmanite	4,633	5,029
Reserve	(3,844)	(3,757)
Total notes receivable	5,485	5,923
Less current portion (net of reserve)	(2,255)	(1,241)
Notes receivable non-current	$3,230	$4,682

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

NOTE 5 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013
	(dollars in thousands)
Costs incurred on uncompleted contracts	$49,584	$43,342
Estimated earnings (losses) on uncompleted contracts	15,902	12,022
Earned revenues	65,486	55,364
Less: billings to date	71,037	61,212
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(5,551)	$(5,848)

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,571	$1,206
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,122)	(7,054)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(5,551)	$(5,848)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $3.7 million in contingency amounts as of June 28, 2014 compared to $3.6 million as of December 28, 2013. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. There is no revenue deferred as of June 28, 2014 compared to $0.1 million as of December 28, 2013.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SEGMENT INFORMATION

The Engineering, Procurement and Construction Management (“EPCM”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream sectors throughout the United States. Services provided by the EPCM segment include feasibility studies, engineering, design, procurement and construction management. The EPCM segment includes the government services group, which provides engineering, design, installation, operation and maintenance of various government, public sector and international facilities. Our Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automation, information technology projects to all of the oil and gas sectors throughout the United States as well as a few specific projects abroad.

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

Segment information for the six months ended June 28, 2014 and June 29, 2013 is as follows (dollars in thousands):

For the six months ended June 28, 2014:	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated

Revenue	$—	$25,392	$28,676	$—	$54,068
Gross profit	—	4,678	7,196	—	11,874
SG&A	—	2,014	1,415	4,936	8,365
Operating income (loss)	—	2,664	5,781	(4,936)	3,509
Other income					123
Interest expense, net					(43)
Tax expense					(181)
Net income					$3,408

For the six months ended June 29, 2013:	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated

Revenue	$59,560	$20,838	$20,013	$—	$100,411
Gross profit	5,346	2,414	3,551	—	11,311
SG&A	2,104	1,885	1,780	6,810	12,579
Operating income (loss)	3,242	529	1,771	(6,810)	(1,268)
Other expense					(89)
Interest expense, net					(1,036)
Tax benefit					(192)
Discontinued operations - net of taxes					2,935
Net income					$350

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Assets by Segment	As of June 28, 2014	As of December 28, 2013
	(dollars in thousands)
EPCM	$12,441	$12,311
Automation	28,537	23,029
Corporate	10,042	10,461
Consolidated	$51,020	$45,801

NOTE 8 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) for the six months ended June 28, 2014 and June 29 2013 were as follows:

	Six Months Ended
	June 28, 2014	June 29, 2013
	(dollars in thousands)
Current	$181	$192
Deferred	—	—
Total tax expense	$181	$192
Discontinued operations	—	—
Total tax expense	$181	$192
Effective tax rate	4.4%	36.3%

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period.  Our federal income tax expense continues to be impacted by the valuations taken on prior year tax assets and the release of those valuations against current year income tax.  In certain states our income tax is not calculated on our net income but rather on our revenue calculations.  As a result, our income tax rate for the six months ended June 28, 2014 is significantly less than the statutory rate.

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

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana; Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC. The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6.8 million. On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  Of that amount, $845,529 is still being held by the court pending the outcome of continuing litigation regarding the claims of one subcontractor and is recorded as a note receivable on our balance sheet.  As of the date of this Report, the amount is still being held by the court.

 The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy. The Company is not aware of any claims in excess of insurance recoveries. ENGlobal is partially self-funded for health insurance claims. Provisions for expected future payments are accrued based on the Company's experience. Specific stop loss levels provide protection for the Company. The self-insurance liability, which is included in the Accrued compensation and benefits line of the balance sheet, was $1.1 million as of June 28, 2014 and December 28, 2013, respectively.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The following table presents a listing of the Company's significant non-cash transactions and amounts of cash paid for interest and income taxes.

Transactions	As of June 28, 2014	As of June 29, 2013
	(dollars in thousands)
Acceptance of notes for asset sales	$—	$1,896
Cash paid (received):
Income Taxes (net of refunds)	$412
Interest	$135	$718

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

While we experienced a difficult 2012 and a number of challenges in 2013, we believe that we are in the strongest financial position in recent years and are well positioned to grow our remaining Engineering, Procurement and Construction Management (“EPCM”) and Automation operating segments while maintaining strict control over overhead costs. We believe that the overall spending of our clients will continue at its current level. While our services continue to be very competitive, we are maintaining a focused effort on marketing centered around our differentiated products and services and we continue to see a high level of proposal activity.  In addition, we also believe there are several potential opportunities for purchasing proprietary or differentiated technologies or processes.

Results of Continuing Operations

Amounts reported as continuing operations for the three and six months ended June 28, 2014 and the three and six months ended June 29, 2013 are reported for the two segments that we continue to operate - EPCM services and Automation. The Company recognizes service revenue when the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts while a majority of the Company's engineered automation system sales are earned on fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company's core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support all segments of the Company.

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three and six months ended June 28, 2014 versus the three and six months ended June 29, 2013

The following table, for the three months ended June 28, 2014 versus the three months ended June 29, 2013, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

For the Three Months Ended
Operations Data	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated
June 28, 2014:
Revenue	$—	$12,929	$14,541	$—	$27,170	100.0%
Gross profit	—	2,334	3,456	—	5,790	21.3%
SG&A	—	963	717	2,566	4,246	15.6%
Operating income (loss)	—	1,371	2,739	(2,566)	1,544	5.7%
Other expense					164	0.6%
Interest expense, net					(11)	(0.0)%
Tax expense					(106)	(0.4)%
Income from continuing operations					$1,591	5.9%
Diluted income from continuing operations per share					$0.06

June 29, 2013:
Revenue	$29,992	$10,294	$10,362	$—	$50,648	100.0%
Gross profit	2,753	1,183	1,576	—	5,512	10.9%
SG&A	1,017	1,162	759	3,429	6,367	12.6%
Operating income (loss)	1,736	21	817	(3,429)	(855)	(1.7)%
Other income					(211)	(0.4)%
Interest expense, net					(422)	(0.8)%
Tax expense					(99)	(0.2)%
Net loss from continuing operations					$(1,587)	(3.1)%
Diluted loss from continuing operations per share					$(0.06)

Increase (Decrease) in Operating Results:
Revenue	$(29,992)	$2,335	$4,179	$—	$(23,478)	(46.4)%
Gross profit (loss)	(2,753)	1,151	1,880	—	278	0.5%
SG&A	(1,017)	(199)	(42)	(863)	(2,121)	(4.2)%
Operating income (loss)	(1,736)	1,350	1,922	863	2,399	4.7%
Other income (expense)					375	0.7%
Interest expense, net					411	0.8%
Tax benefit (expense)					(7)	(0.0)%
Income from continuing operations					$3,178	6.3%
Diluted income from continuing operations per share					$.12

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table, for the six months ended June 28, 2014 versus the six months ended June 29, 2013, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

For the Six Months Ended
Operations Data	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated
June 28, 2014:
Revenue	$—	$25,392	$28,676	$—	$54,068	100.0%
Gross profit	—	4,678	7,196	—	11,874	22.0%
SG&A	—	2,014	1,415	4,936	8,365	15.5%
Operating income (loss)	—	2,664	5,781	(4,936)	3,509	6.5%
Other expense					123	0.2%
Interest expense, net					(43)	(0.1)%
Tax expense					(181)	(0.3)%
Income from continuing operations					$3,408	6.3%
Diluted income from continuing operations per share					$0.12

June 29, 2013:
Revenue	$59,560	$20,838	$20,013	$—	$100,411	100.0%
Gross profit	5,346	2,414	3,551	—	11,311	11.3%
SG&A	2,104	1,885	1,780	6,810	12,579	12.5%
Operating income (loss)	3,242	529	1,771	(6,810)	(1,268)	(1.3)%
Other income					(89)	(0.1)%
Interest expense, net					(1,036)	(1.0)%
Tax expense					(192)	(0.2)%
Net loss from continuing operations					$(2,585)	(2.6)%
Diluted loss from continuing operations per share					$(0.04)

Increase (Decrease) in Operating Results:
Revenue	$(59,560)	$4,554	$8,663	$—	$(46,343)	(46.2)%
Gross profit (loss)	(5,346)	2,264	3,645	—	563	0.6%
SG&A	(2,104)	126	(365)	(1,874)	(4,214)	(4.2)%
Operating income (loss)	(3,242)	2,135	4,010	1,874	4,777	4.8%
Other income (expense)					212	0.2%
Interest expense, net					993	1.0%
Tax benefit (expense)					11	(0.0)%
Income from continuing operations					$5,993	6.0%
Diluted income from continuing operations per share					$.16

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue - Our revenue is generally driven by our current projects. These projects vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. Projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013 decreased approximately $23.6 million and $46.3 million, respectively. Of this decrease, $30 million for the three months ended June 28, 2014 and $59.6 million for the six months ended June 28, 2014 were attributable to the sale of our Gulf Coast EPCM business (see “Note 3 – Disposal of Continuing Operations” of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). This decrease was partially offset by increases in revenue of our remaining EPCM business of $2.6 million and $4.6 million for the three and six months ended June 28, 2014, respectively, and $4.2 million and $8.7 million for the three and six months ended June 28, 2014 for our Automation segment.  EPCM revenues were positively impacted by several projects that were awarded in the fourth quarter of last year and follow on business from those awards.  Automation revenues increased as a result of increased demands for our integrated services. We are continuing to win awards on smaller capital projects and maintenance projects from our clients.

Gross Profit – Gross profit for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013 increased by $278 thousand and $563 thousand. Gross profit produced from our remaining operating segments for the comparable three and six month periods increased from $2.8 million and $6.0 million in 2013, respectively, to $5.6 million and $11.8 million of gross profit this year, respectively. These increases are primarily due to the profit enhancement strategy we began implementing in the fourth quarter of 2012, which included a renewed focus on the utilization of our billable employees, a renewed focus on project execution and an emphasis on customer and project selection. As a percentage of revenue our gross profit margin from our remaining operating segments increased to 22.0% for the six months ended June 28, 2014, from 14.7% for the six months ended June 29, 2013.

Selling, General and Administrative – Overall our SG&A expenses decreased for the three and six months ended June 28, 2014 as compared to the three and six months ended June 29, 2013. Excluding the sold EPCM business, our SG&A expense for the three and six months ended June 28, 2014 decreased approximately $1.1 million, or 24%, and $2.1 million, or 25%, respectively, as compared to the three and six months ended June 29, 2013. This decrease in SG&A expense is the result of continued monitoring of SG&A costs, reduced staffing levels and the cost reduction initiative implemented in the fourth quarter of 2012. We continue to look for ways to reduce our overhead expenses and believe we will be able to continue to reduce this ratio in 2014.

Interest Expense, net - Interest expense decreased for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, due to the reduced amounts outstanding on our credit facility.

Tax Expense - Income tax expense for the three and six months ended June 28, 2014, was comparable to the three and six months ended June 29, 2013. The effective income tax rate for the six months ended June 28, 2014 was 4% as compared to 36.3% for the net loss for the six months ended June 29, 2013. Our federal income tax expense continues to be impacted by the valuations taken on prior year tax assets and the release of those valuations against current year income tax. In certain states our income tax is not calculated on our net income but rather on other revenue calculations. Therefore, we may show income tax expense even though we have a net loss.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the amended PNC Credit Facility discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the facility as of June 28, 2014 and August 7, 2014 and we had cash of approximately $4.1 million and $5.6 million at June 28, 2014 and August 7, 2014, respectively. Our working capital as of June 28, 2014 was $20.0 million versus $13.2 million as of December 28, 2013. We believe our current cash on hand, availability under our credit facility and our other working capital are sufficient to fund our ongoing operations.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis. Additionally, we have a significant receivable outstanding on our Caspian Pipeline Consortium project. Actions outside of our control may hinder the collection of these receivables.

ENBLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash Flows from Operating Activities

Operating activities provided approximately $0.8 million in net cash during the six months ended June 28, 2014, compared with net cash provided by operations of $5.2 million during the comparable period in 2013.  The primary driver of our cash provided by operations for the six months ended June 28, 2014 was our net income of $3.4 million offset by increases in trade receivables while increases in costs in excess of billings were largely offset by increases in billings in excess of costs.  The cash generated in 2013 was primarily due to the liquidation of the working capital of the Field Solutions segment that the Company retained.

Cash Flows from Investing Activities

Investing activities used cash totaling $0.7 million for the six months ended June 28, 2014, and provided $7.0 million for the comparable period in 2013 due to the sale of the inspection division of our Field Solutions segment and the release of the restricted cash collateralizing our performance guarantee that was eliminated on our CPC project. The amount in 2014 represents funds used to purchase replacement computer equipment.

Future investing activities are anticipated to remain consistent with prior years, in principal, and include replacement computer equipment, capital additions for leasehold improvements and technical applications. The Company uses vendor leasing programs when prudent to keep technology up-to-date on its software and equipment. The amended PNC Credit Facility limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities provided cash totaling approximately $55 thousand during the six months ended June 28, 2014 and used cash totaling $12.1 million during the six months ended June 29, 2013. During the six months ended June 29, 2013, we used the funds generated by liquidating the working capital of the sold Field Solutions segment and the restricted cash that was released to repay our borrowings under the line of credit.

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

In order to meet the anticipated growth of the Company as well as to finance potential acquisition opportunities, the Company has reached an agreement in principle with a regional bank for a new three year, $10 million credit facility that is expected to be on substantially similar terms as the current PNC Credit Facility.  The Company’s ability to access this credit facility is subject to the negotiation and execution of definitive documentation with the bank.  We expect this credit facility to be in place by the end of September.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the amended PNC Credit Facility. As of June 28, 2014, we had zero borrowings under the amended PNC Credit Facility. Any future borrowing will accrue interest at 7.0%.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2014, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2014, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 28, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of June 28, 2014, our backlog was approximately $87.4 million, including $42.1 million for the CPC Project. Other than the CPC Project, substantially all of this backlog is expected to be completed in 2014.  We expect to complete a majority of the CPC Project backlog in 2015. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.  The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $93 million over the life of the contract.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, significant unrest in the Russian/Ukranian border region could escalate into further armed conflict and result in additional economic sanctions by the U.S., United Nations or other countries against Russia.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of further armed conflict with respect to the Russian/Ukrainian border region will affect the region in which we perform services under the CPC Project, conducting our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2014

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2014

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2014

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

Dated:	August 8, 2014
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer