Form 10-Q/A
period 2014-06-28
ENGLOBAL CORP
filed 2014-08-19
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2014 that was originally filed with the Securities and Exchange Commission on August 8, 2014 (the "Original Filing"), is being filed to correct certain references caused by source document formula errors. For the convenience of the reader, this Form 10-Q/A amends and restates the Original Filing in its entirety. However, this Form 10-Q/A only changes the following items of the Condensed Consolidated Balance Sheet on page 4 of the Original Filing:

the correct amounts for the period ended June 28, 2104 for Common stock, Additional paid-in capital and Accumulated deficit and the correct amounts for the periods ended June 28, 2014 and December 28, 2013 for Other current liabilities, Total current liabilities and Long term leases

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the Original Filing, other than to correct the items referred to above. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our subsequent filings made with the Securities and Exchange Commission.

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

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

ASSETS	June 28, 2014	December 28, 2013
Current Assets:
Cash	$4,060	$3,955
Trade receivables, net of allowances of $1,068 and $1,738	31,056	26,846
Prepaid expenses and other current assets	549	1,049
Notes receivable	2,255	1,241
Costs and estimated earnings in excess of billings on uncompleted contracts	3,571	1,206
Total Current Assets	41,491	34,297
Property and equipment, net	2,472	2,655
Goodwill	2,806	2,806
Other intangible assets, net	690	970
Long-term trade and notes receivable, net of current portion and allowances	3,230	4,682
Other assets	331	391
Total Assets	$51,020	$45,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$8,833	$9,070
Accrued compensation and benefits	3,406	2,876
Billings in excess of costs and estimated earnings on uncompleted contracts	9,122	7,054
Other current liabilities	3,087	3,978
Total Current Liabilities	2 4,448	2 2,978
Long Term Leases	431	340
Total Liabilities	24,879	23,318
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 28,669,398 and 27,114,339 shares outstanding and 29,650,497 and 28,095,438 shares issued at June 28, 2014 and December 28, 2013, respectively	28	28
Additional paid-in capital	3 8,906	38,655
Accumulated deficit	(10,361)	(13,768)
Treasury stock at cost - 981,099 shares at June 28, 2014 and December 28, 2013	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(70)
Total Stockholders' Equity	26,141	22,483
Total Liabilities and Stockholders' Equity	$51,020	$45,801

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

Dated:	August 19 , 2014
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer