Form 10-Q
period 2014-09-27
ENGLOBAL CORP
filed 2014-11-06
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 6, 2014.

$0.001 Par Value Common Stock	27,732,030 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 27, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Operating revenues	$26,927	$43,298	$80,994	$143,709
Operating costs	20,844	38,094	63,038	127,194
Gross profit	6,083	5,204	17,956	16,515

Selling, general and administrative expenses	4,000	5,203	12,365	17,782
Operating income (loss)	2,083	1	5,591	(1,267)

Other income (expense):
Gain on sale of assets	—	487	—	487
Other income (expense), net	(5)	7	118	(82)
Interest expense, net	(37)	(510)	(79)	(1,546)
Income (loss) from continuing operations before income taxes	2,041	(15)	5,630	(2,408)

Provision for federal and state income taxes	231	35	412	227
Income (loss) from continuing operations	1,810	(50)	5,218	(2,635)

Income from discontinued operations, net of taxes	—	—	—	2,935
Net income (loss)	$1,810	$(50)	$5,218	$300

Income (loss) per common share – Basic and Diluted:
Income (loss) from continuing operations	$0.07	$0.00	$0.19	$(0.10)
Income from discontinued operations	—	—	—	0.11
Net income (loss)	$0.07	$0.00	$0.19	$0.01

Basic and diluted weighted average shares used in computing earnings per share:	27,731	27,083	27,669	27,083

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share and per share amounts)

	September 27, 2014	December 28, 2013
ASSETS
Current Assets:
Cash	$5,741	$3,955
Trade receivables, net of allowances of $1,067 and $1,045	30,546	26,846
Prepaid expenses and other current assets	249	1,049
Notes receivable	2,165	1,241
Costs and estimated earnings in excess of billings on uncompleted contracts	3,527	1,206
Total Current Assets	42,228	34,297
Property and equipment, net	2,170	2,655
Goodwill	2,805	2,806
Long-term trade and notes receivable, net of current portion and allowances	3,369	4,682
Other assets	1,183	1,361
Total Assets	$51,755	$45,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,109	$9,070
Accrued compensation and benefits	4,474	2,876
Billings in excess of costs and estimated earnings on uncompleted contracts	10,297	7,054
Other current liabilities	3,534	3,978
Total Current Liabilities	23,414	22,978
Long term leases	286	340
Total Liabilities	23,700	23,318
Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,732,030 and 27,082,861 shares outstanding and 28,713,129 and 28,063,960 shares issued at September 27, 2014 and December 28, 2013, respectively	28	28
Additional paid-in capital	39,010	38,655
Accumulated deficit	(8,551)	(13,768)
Treasury stock at cost - 981,099 shares at September 27, 2014 and December 28, 2013	(2,362)	(2,362)
Accumulated other comprehensive loss	(70)	(70)
Total Stockholders' Equity	28,055	22,483
Total Liabilities and Stockholders' Equity	$51,755	$45,801

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended
	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities:
Net income	$5,218	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,797	1,463
Share-based compensation expense	280	94
Interest income on note receivable, net of reserve	(144)	—

Gain on disposal of property, plant and equipment	—	(1,583)
Gain on sales of division	—	(3,424)
Changes in current assets and liabilities:
Trade accounts receivable	(3,700)	4,660
Notes receivable	—	(254)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,321)	2,406
Prepaid expenses and other assets	688	1,783
Accounts payable	(3,427)	(3,047)
Accrued compensation and benefits	1,599	5,711
Billings in excess of costs and estimated earnings on uncompleted contracts	3,243	(631)
Other liabilities	(78)	(3,934)
Net cash provided by operating activities	3,155	3,544
Cash Flows from Investing Activities:
Property and equipment acquired	(187)	(74)
Restricted Cash	—	6,135
Proceeds from sale of division	—	16,789
Net cash provided by (used in) investing activities	(187)	22,850
Cash Flows from Financing Activities:
Borrowings on line of credit	—	139,404
Payments on line of credit	—	(165,119)
Debt issuance costs	(143)	—
Issuance of common stock from private placement	72	—
Payments on capitalized leases	(1,111)	(108)
Net cash provided by (used in) financing activities	(1,182)	(25,823)
Net change in cash	1,786	571
Cash, at beginning of period	3,955	738
Cash, at end of period	$5,741	$1,309

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes (net of refunds)	434	688
Interest	224	1,953

Supplemental disclosures of noncash investment and financing activities
Acceptance of notes for asset sales	—	4,896
Property and equipment purchased under capital leases	694	1,803

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

The condensed consolidated financial statements of the Company included herein are unaudited for the three and nine month periods ended September 27, 2014 and September 28, 2013, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 28, 2013, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 28, 2013, included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading. Certain reclassifications have been made to the 2013 condensed consolidated financial statements to conform the presentation to report discontinued operations (refer to Note 2) and to conform continuing operations of notes receivables and long term leases to current presentation.

A summary of our critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2013 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.

Each of our quarters is comprised of 13 weeks, which includes two 4-week months and one 5-week month (4-4-5 calendar quarter).

NOTE 2 – DISCONTINUED OPERATIONS

On November 2, 2012, the Company divested its Land and Right-of-Way division of its Field Solutions segment to Steele & Company, LLC.  On January 3, 2013, the Company completed the divestiture of the Inspection division of its Field Solutions segment to a subsidiary of Furmanite Corporation.

The operations of the Field Solutions segment (and the smaller Electrical Services division) have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Income from discontinued operations, net of taxes" for the nine months ended September 28, 2013. There was no impact from discontinued operations in the three months ended September 28, 2013 or the three and nine months ended September 27, 2014.  Summarized financial information for the discontinued operations for the nine months ended September 28, 2013 is shown below (dollars in thousands):

Revenues	$—
Operating Costs	—
Operating income	—
Selling, General & Administrative expenses	3
Other income	2,938
Total income before taxes	2,935
Tax expense (benefit)	—
Net income	$2,935

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISPOSAL OF CONTINUING OPERATIONS

On August 30, 2013, the Company completed the sale of substantially all of its Gulf Coast engineering and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to the Company was $18 million, consisting primarily of $15 million of cash and a $3 million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $721,000 gain on the sale of these operations.  The Company used most of the net proceeds from this transaction to repay advances under its previous credit facility.  As a result of this transaction, approximately 900 employees transferred from the Company to Furmanite.  In conjunction with this sale, the Company reduced its corporate selling, general and administrative expenses to support ongoing continuing operations.  The impact of the sale of these operations for the nine months ended September 27, 2014 and the comparable period in 2013 is summarized as follows (dollars in thousands):

2014 Continuing Operations	For the Nine Months Ended September 27, 2014	Disposed Operations	Pro Forma For the Nine Months Ended September 27, 2014
Operating revenues	$80,994	$—	$80,994
Operating costs	63,038	—	63,038
Gross profit	17,956	—	17,956
Selling, general and administrative expenses	12,365	—	12,365
Operating income	$5,591	$—	$5,591

2013 Continuing Operations:	For the Nine Months Ended September 28, 2013	Disposed Operations	Pro Forma For the Nine Months Ended September 28, 2013
Operating revenues	$143,709	$79,839	$63,870
Operating costs	127,194	73,022	54,172
Gross profit	16,515	6,817	9,698
Selling, general and administrative expenses	17,782	2,826	14,956
Operating income (loss)	$(1,267)	$3,991	$(5,258)

NOTE 4 – NOTES RECEIVABLE

The components of short term and long term notes receivable as of September 27, 2014 and December 28, 2013, are as follows (dollars in thousands):

	September 27, 2014	December 28, 2013
Aspen	$514	$514
SLE	894	894
Steele	3,374	3,243
Furmanite	4,640	5,029
Reserve for doubtful accounts	(3,888)	(3,757)
Total notes receivable	5,534	5,923
Less current portion (net of reserve)	(2,165)	(1,241)
Notes receivable non-current	$3,369	$4,682

The Aspen note bears interest at 6% per annum, and was due and payable in September 2011. The Steele note bears interest at 8% per annum and is payable in four annual installments beginning November 1, 2013. This 2013 payment was not made and the Company faces challenges in collecting the note due to the terms of a subordination agreement with Steele’s lender. The SLE judgment is still being held by the court pending the outcome of continuing litigation (see “Note 16 – Commitments and Contingencies” of our Annual Report on Form 10-K for 2013). The Furmanite notes are two separate four year notes, respectively dated January 1, 2013 and August 30, 2013, bearing interest at 5% and 4% per annum, payable in annual installments beginning January 1, 2014 and September 1, 2014 and maturing January 2, 2017 and September 1, 2017.  The Company believes it is adequately reserved.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 27, 2014 and December 28, 2013 (dollars in thousands):

	September 27, 2014	December 28, 2013
Costs incurred on uncompleted contracts	$48,893	$43,342
Estimated earnings (losses) on uncompleted contracts	18,206	12,022
Earned revenues	67,099	55,364
Less: billings to date	73,869	61,212
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(6,770)	$(5,848)

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,527	$1,206
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,297)	(7,054)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(6,770)	$(5,848)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $2.9 million in contingency amounts as of September 27, 2014 compared to $3.6 million as of December 28, 2013. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $1.1 million in deferred revenue as of September 27, 2014 compared to $0.1 million as of December 28, 2013. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed and has not been booked in revenue due to the Company’s revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by the Company or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 6 – FEDERAL AND STATE INCOME TAXES

The components of income tax expense for the nine months ended September 27, 2014 and September 28, 2013 were as follows (dollars in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Current	$412	$227
Deferred	—	—
Total tax expense	$412	$227
Discontinued operations	—	—
Total tax expense	$412	$227
Effective tax rate	7.3%	(9.4)%

The effective tax rates for the three months and nine months periods ended September 27, 2014 and September 28, 2013 were 7.3% and a negative 9.4%, respectively. The Company’s effective tax rate differs from the federal statutory income tax rate primarily due to changes in the valuation allowance placed against our deferred tax assets and state income taxes.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or a defined Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit of up to $2.5 million. This Loan Agreement will mature on September 16, 2017. There were no loans outstanding under this Loan Agreement as of September 27, 2014.

The Loan Agreement requires the Company to comply with various financial, affirmative and negative covenants affecting its businesses and operations, including:
•	The Company will not be party to mergers, acquisitions, consolidations, reorganizations or similar transactions.
•	The Company will not sell, lease, transfer or otherwise dispose of any of its properties or assets (subject to certain exceptions set forth in the Loan Agreement).
•
The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock.

•	The Company will maintain a fixed charge coverage ratio of not less than 1.10 to 1.00.
•	The Company will not permit capital expenditures during any fiscal year to exceed $3.5 million.

Any loans will bear interest at a rate per annum equal to the LIBOR Index Rate plus 2.25%.  If the loan is converted to a Base Rate Loan, then such loan will bear interest at a rate per annum equal to the Base Rate (defined as a rate per annum equal to the greatest of (a) the Federal Funds Rate in effect on such day plus 0.50%, (b) the Prime Rate in effect on such day, or (c) a per annum rate equal to LIBOR determined with respect to an interest period of one month plus 1.00%) plus 1.25%.

Also on September 16, 2014, the Company terminated its previous credit facility with PNC Bank. There were no loans outstanding under that facility on that date.  See “Note 9 - Credit Facilities” of our 2013 Annual Report on Form 10-K for a description of the material terms of the PNC credit facility.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

 The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy, all with standard self-insured retentions/deductibles. The Company also provides health insurance to its employees (including vision and dental), and is partially self-funded for these claims. Provisions for expected future payments are accrued based on the Company's experience, and specific stop loss levels provide protection for the Company. The Company believes it has adequate reserves for the self-funded portion of its insurance policies. The Company is not aware of any material litigation or claims that are not covered by these policies or which are likely to materially exceed the Company’s insurance limits.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION

The Engineering, Procurement and Construction Management (“EPCM”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the midstream and downstream energy sectors throughout the United States. Services provided by the EPCM segment include feasibility studies, engineering, design, procurement and construction management. The EPCM segment includes the government services group, which provides engineering, design, installation, operation and maintenance of various government, public sector and international facilities. Our Automation segment provides services related to the design, fabrication and implementation of  distributed control, instrumentation and process analytical systems to the energy industry throughout the United States as well as a few specific projects abroad.

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

Segment information for the nine months ended September 27, 2014 and September 28, 2013 along with total assets by segment is as follows (dollars in thousands):

For the nine months ended September 27, 2014:	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated

Revenue	$—	$37,742	$43,252	$—	$80,994
Gross profit	—	6,268	11,688	—	17,956
SG&A	—	2,883	2,170	7,312	12,365
Operating income (loss)	—	3,385	9,518	(7,312)	5,591
Other income					118
Interest expense, net					(79)
Tax expense					(412)
Net income					$5,218

For the nine months ended September 28, 2013:	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated

Revenue	$79,839	$32,526	$31,344	$—	$143,709
Gross profit	6,817	3,964	5,734	—	16,515
SG&A	2,826	2,532	2,900	9,524	17,782
Operating income (loss)	3,991	1,432	2,834	(9,524)	(1,267)
Other income (loss)					405
Interest expense, net					(1,546)
Tax benefit					(227)
Discontinued operations - net of taxes					2,935
Net income					$300

Total Assets by Segment	As of September 27, 2014	As of December 28, 2013
EPCM	$12,478	$12,311
Automation	27,534	23,029
Corporate	11,743	10,461
Consolidated	$51,755	$45,801

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 28, 2013.

Overview

The Company has experienced a significant transformation over the last eighteen months. This transformation has allowed us to focus on our project execution, our client relationships, our cost structure and our employees. Additionally, the divestiture of the Gulf Coast business in August of 2013 has changed our mix of business from largely downstream customers to more mid-stream and up-stream customers, which allow us to operate under historically higher margin contracts. As a result we have been able to improve gross margins in both of our remaining segments, hire and retain our staff and control overhead expenses. We have divested our non-core business units, become virtually debt free, entered into a new multi-year credit facility providing flexibility and returned to profitability. We are now a smaller company with two operating segments; one offering multidiscipline engineering services (“EPCM”) and the other offering automation services to our clients. Both segments primarily serve the energy industry. In short, we have refocused, shrunk and are now growing again as evidenced by the following comparisons to last year.

The following are certain key operating statistics for the last four quarters. Because the Company has come through a significant change, these statistics may be helpful in analyzing our ongoing business (in thousands):

	2013	2014			Trailing
	Q4	Q1	Q2	Q3	Twelve Months
Revenue	$25,253	$26,898	$27,170	$26,927	$106,248
Gross Profit	4,787	6,084	5,790	6,083	22,744
Gross Profit Percentage	19.0%	22.6%	21.3%	22.6%	21.4%
General & Administrative Expenses	4,298	4,119	4,246	4,000	16,663
Operating Income	489	1,965	1,544	2,083	6,081

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Continuing Operations

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

Comparison of the three and nine months ended September 27, 2014 versus the three and nine months ended September 28, 2013

The following table, for the three months ended September 27, 2014 versus the three months ended September 28, 2013, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

For the Three Months Ended
Operations Data	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated
September 27, 2014:
Revenue	$—	$12,350	$14,577	$—	$26,927	100.0%
Gross profit	—	1,590	4,493	—	6,083	22.2%
SG&A	—	870	755	2,375	4,000	14.9%
Operating income (loss)	—	720	3,738	(2,375)	2,083	7.7%
Gain on sale of assets					--	(0.0)%
Other expense					(5)	(0.0)%
Interest expense, net					(37)	(0.1)%
Tax expense					(231)	(0.3)%
Net income (loss) from continuing operations					$1,810	6.7%
Earnings per share from continuing operations					$0.07

September 28, 2013:
Revenue	$20,279	$11,622	$11,397	$—	$43,298	100.0%
Gross profit	1,473	1,548	2,183	—	5,204	12.0%
SG&A	723	818	948	2,714	5,203	12.0%
Operating income (loss)	750	730	1,235	(2,714)	1	(0.0)%
Gain on sale of assets					487	1.1%
Other income					7	0.0)%
Interest expense, net					(510)	(1.2)%
Tax expense					(35)	(0.1)%
Net income (loss) from continuing operations					$(50)	(0.1)%
Earnings per share from continuing operations					$0.00

Increase (Decrease) in Operating Results:
Revenue	$(20,279)	$728	$3,180	$—	$(16,371)	(37.8)%
Gross profit (loss)	(1,473)	42	2,310	—	879	16.9%
SG&A	(723)	52	(193)	(339)	(1,203)	(23.1)%
Operating income (loss)	(750)	(10)	2,503	339	2,082	NM *
Gain on sale of asset					(487)	NM *
Other income (expense)					(12)	NM *
Interest expense, net					473	NM *
Tax benefit (expense)					(196)	NM *
Net income (loss) from continuing operations					$1,860	NM *
Earnings per share from continuing operations					$0.07

* NM – numbers calculated are not meaningful as the calculations are comparing against negative numbers or from a low base

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table, for the nine months ended September 27, 2014 versus the nine months ended September 28, 2013, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

For the Nine Months Ended
Operations Data	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated
September 27, 2014:
Revenue	$—	$37,742	$43,252	$—	$80,994	100.0%
Gross profit	—	6,268	11,688	—	17,956	22.2%
SG&A	—	2,883	2,170	7,312	12,365	15.3%
Operating income (loss)	—	3,385	9,518	(7,312)	5,591	6.9%
Other expense					118	0.1%
Interest expense, net					(79)	(0.1)%
Tax expense					(412)	(0.3)%
Net income (loss) from continuing operations					$5,218	6.4%
Earnings per share from continuing operations					$0.19

September 28, 2013:
Revenue	$79,839	$32,526	$31,344	$—	$143,709	100.0%
Gross profit	6,817	3,964	5,734	—	16,515	11.5%
SG&A	2,826	2,532	2,900	9,524	17,782	12.4%
Operating income (loss)	3,991	1,432	2,834	(9,524)	(1,267)	(0.9)%
Gain on sale of assets					487	0.3%
Other income					(82)	(0.1)%
Interest expense, net					(1,546)	(1.1)%
Tax expense					(227)	(0.2)%
Net income (loss) from continuing operations					$(2,635)	(1.8)%
Earnings per share from continuing operations					$(0.10)

Increase (Decrease) in Operating Results:
Revenue	$(79,768)	$5,211	$11,842	$—	$(62,715)	(43.6)%
Gross profit (loss)	(6,814)	2,300	5,955	—	1,441	8.7%
SG&A	(2,748)	(152)	(305)	(2,212)	(5,417)	(30.5)%
Operating income (loss)	(4,066)	2,452	6,260	2,212	6,858	NM *
Gain on sale of assets					(487)	NM *
Other income (expense)					200	NM *
Interest expense, net					(1,467)	NM *
Tax benefit (expense)					(185)	NM *
Net Income (loss) from continuing operations					$7,853	NM *
Earnings per share from continuing operations					$0.29	NM *

* NM – numbers calculated are not meaningful as the calculations are comparing against negative numbers or from a low base

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue - Overall, our revenue for the three and nine month periods decreased from last year due to the sale of the Gulf Coast EPCM business in August of 2013. Excluding the Gulf Coast EPCM business, combined revenues for the three and nine months ended September 27, 2014 were $27.0 million and $81.0 million, respectively, an increase of 17.0% from $23.0 million and 26.8% from $63.9 million for the three and nine months ended September 28, 2013, respectively.

Revenue from the automation segment increased 27.9% to $14.6 million and 38.0% to $43.3 million for the three and nine months ended September 27, 2014, respectively, as compared to $11.4 million and $31.3 million for the comparable periods last year. The Caspian Pipeline Consortium (‘CPC”) project added $5.9 million and $15.5 million in revenue for the three and nine months ended September 27, 2014 compared to $6.3 million and $14.2 million in revenue for the three and nine months ended September 28, 2013. Automation revenues increased as a result of strong customer relationship development and a general increase in demand for our integration services. We believe our state of the art facility and the high quality of our work is becoming a differentiating factor for these services.

While revenues from the EPCM segment increased slightly for the three months ended September 27, 2014, revenues increased 16.0% to $37.7 million for the nine months ended September 27, 2014 as compared to $32.5 million for the three months ended September 28, 2013. This increase reflects the demand created by the current spending levels of our clients on capital improvement and maintenance projects across the domestic energy sectors.

Gross Profit – Overall, gross profit for the three and nine months ended September 27, 2014 was $6.1 million and $18.0 million, respectively, an increase of $0.9 million and $1.4 million, respectively from the comparable periods last year. Excluding the Gulf Coast EPCM business, gross profit for the three months ended September 27, 2014 was $6.1 million, an increase of 63.0% from $3.7 million for the comparable period last year. Excluding the Gulf Coast EPCM business, gross profit margin was 22.2% for the three months ended September 27, 2014, a substantial increase from the 16.2% gross profit margin for the three months ended September 28, 2013. Excluding the Gulf Coast EPCM business, the gross profit for the nine months ended September 27, 2014 was $18.0 million, an increase of 85.5% from $9.7 million for the comparable period last year. Excluding the Gulf Coast EPCM business, gross profit margin was 22.2% for the nine months ended September 27, 2014, a substantial increase from the 15.2% gross profit margin for the three months ended September 28, 2013.

Gross profit in the automation segment increased 105.8% to $4.5 million for a gross profit margin of 30.8% for the three months ended September 27, 2014 as compared to $2.2 million for a gross profit margin of 19.2% for the three months ended September 28, 2013. Gross profit increased 105% to $11.7 million for a gross profit margin of 27.0% for the nine months ended September 27, 2014 as compared to $5.7 million for a gross profit margin of 18.3% for the three months ended September 28, 2013. Our ability to design, program, and integrate high quality automated systems in a state of the art facility allows us to attract higher value projects.

Gross profit in the EPCM segment was $1.6 million for the three months ended September 27, 2014 and September 28, 2013 and gross profit margin for both periods was 13.0%. Revenues and gross margin for the current quarter were impacted by the down time associated with the transition from completed projects into new projects. For the nine months ended September 27, 2014 gross profit in the EPCM segment increased 58.1% to $6.3 million for a gross profit margin of 16.6% as compared to $4.0 million for the nine months ended September 28, 2013 with a gross profit margin of 12.2%. Improved utilization of our billable employees and improved project execution drove the increase in gross margin in the current period.

Selling, General and Administrative – Overall, our SG&A expenses decreased $1.2 million for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013.  Of this decline $0.7 million was direct selling and administrative expenses associated with the sale of our Gulf Coast EPCM business. Overall, our SG&A expenses decreased $5.4 million for the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013.  Of this decline, $2.8 million was direct selling and administrative expenses associated with the sale of our Gulf Coast EPCM business. The rest of the decrease is due to SG&A expenses no longer needed to support the business sold along with continued monitoring of SG&A costs resulting from the cost reduction initiative implemented in the fourth quarter of 2012. We believe that our current level of SG&A expenditures will support our current organization and provide a strong base for future growth.

Interest Expense, net - Interest expense decreased $0.5 million and $1.5 million for the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, respectively, due to the reduced amounts outstanding on our previous credit facility as a result of repaying advances related to the sale of our Gulf Coast EPCM business.

Tax Expense – The effective tax rates for the three months and nine months periods ended September 27, 2014 and September 28, 2013 were 7.3% and a negative 9.4%, respectively. The Company’s effective tax rate differs from the federal statutory income tax rate primarily due to changes in the valuation allowance placed against our deferred tax assets and state income taxes.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the Loan Agreement discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the Loan Agreement as of September 27, 2014 or under our previous credit facility as of December 28, 2013. We had cash of $5.7 million and $4.0 million at September 27, 2014 and December 28, 2013, respectively. Our working capital as of September 27, 2014 was $18.8 million versus $11.3 million as of December 28, 2013. We believe our current cash on hand, availability under the Loan Agreement and our other working capital is sufficient to fund our ongoing operations.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis. Additionally, we have a significant receivable outstanding on our CPC project. Actions outside of our control may hinder the collection of these receivables.

Cash Flows from Operating Activities

Operating activities provided $3.2 million in net cash during the nine months ended September 27, 2014, compared with net cash provided by operations of $3.5 million during the comparable period in 2013.  The primary driver of our cash provided by operations for the nine months ended September 27, 2014 was our net income of $5.4 million offset by increases in working capital requirements resulting from the increased revenue. The cash generated in 2013 was primarily due to the liquidation of the working capital of the Field Solutions segment that the Company retained.

Cash Flows from Investing Activities

Investing activities used cash totaling $0.2 million for the nine months ended September 27, 2014, and provided $22.9 million for the comparable period in 2013 due to the sale of the inspection division of our Field Solutions segment, the sale of our Gulf Coast operations and the release of the restricted cash collateralizing our performance guarantee that was eliminated on our CPC project. The amount in 2014 represents funds used to purchase replacement computer equipment.  Future investing activities are anticipated to range from $0.5 million to $1.5 million annually for the next two years for maintenance purposes, in principal, and include replacement computer equipment, capital additions for leasehold improvements and technical applications. The Company uses vendor leasing programs when prudent to keep technology up-to-date on its software and equipment. The Loan Agreement limits our annual capital expenditures to $3.5 million annually over the next three years.

Cash Flows from Financing Activities

Financing activities used cash totaling $1.2 million during the nine months ended September 27, 2014 and $25.8 million during the nine months ended September 28, 2013. The use of cash during the nine months ended September 27, 2014 was for payments on capital leases. During the nine months ended September 28, 2013, we used the funds generated by liquidating the working capital of the sold Field Solutions segment, the proceeds from the sale of the segment and the restricted cash that was released to repay our borrowings under our previous credit facility.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. Also on September 16, 2014, the Company terminated its previous credit facility with PNC Bank (See “Note 9 – Credit Facilities” of our 2013 Annual Report on Form 10-K for a description of the material terms of the PNC credit facility).  There were no loans outstanding under this Loan Agreement as of September 27, 2014.

Borrowing Base: The Borrowing Base is an amount equal to the sum of (a) 85% of the total amount of Eligible Approved Cost Plus Contract Amounts, plus (b) the lesser of (i) 85% of the total amount of Eligible Approved Fixed Price Contract Accounts or (ii) $2,500,000, plus (c) the lesser of (i) 85% of the total amount of Eligible Approved Government Contract Accounts or (ii) $1,000,000, plus (d) the lesser of (i) 75% of the total amount of Eligible Unbilled Accounts or (ii) total revenues from all Accounts over the preceding 30-day period, provided that to the extent that any Eligible Unbilled Accounts consist of Accounts that would be Eligible Approved Government Contracts and be included in provision (c) above if billed there shall be a limitation in eligibility thereof under this provision (d) of $800,000, plus (e) 75% of the total amount of Eligible Costs in Excess of Billings, and minus (f) such amounts as may be required by Lender to be reserved at any time and from time to time.

Interest: Any loans will bear interest at a rate per annum equal to the LIBOR Index Rate plus 2.25%.  If the loan is converted to a Base Rate Loan, then such loan will bear interest at a rate per annum equal to the Base Rate (defined as a rate per annum equal to the greatest of (a) the Federal Funds Rate in effect on such day plus 0.50%, (b) the Prime Rate in effect on such day, or (c) a per annum rate equal to LIBOR determined with respect to an interest period of one month plus 1.00%) plus 1.25%.

Collateral: All obligations of the Company under the Loan Agreement are secured by a first priority perfected lien against any and all personal property assets of the Company (other than certain excluded property).

Term: All loans and all other obligations outstanding under the Loan Agreement shall be payable in full on September 14, 2017, unless otherwise terminated pursuant to the terms of the Loan Agreement.

Covenants: The Loan Agreement requires the Company to comply with various affirmative and negative covenants affecting its businesses and operations, including:
•	The Company will not be party to mergers, acquisitions, consolidations, reorganizations or similar transactions.
•	The Company will not sell, lease, transfer or otherwise dispose of any of its properties or assets (subject to certain exceptions set forth in the Loan Agreement).
•
The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock.

•	The fixed charge coverage ratio must not be less than 1.10 to 1.00.
•	The Company will not permit capital expenditures during any fiscal year to exceed $3.5 million.

The Company is in compliance with all of the covenants of the Loan Agreement as of the date of this Report. For a description of the material terms of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2014.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Loan Agreement. As of September 27, 2014, we had zero borrowings under the Loan Agreement.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2014, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2014, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 27, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Certain specific matters are discussed in Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We believe, as of the date of this filing, all such active proceedings and claims of substance that have been asserted against the Company or one or more of its subsidiaries have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of September 27, 2014, our backlog was $79.4 million, including $36.4 million for the CPC Project. Other than the CPC Project, substantially all of this backlog is expected to be completed in 2014 and 2015.  We expect to complete a majority of the CPC Project backlog in 2015. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profits that we actually earn.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.  The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of $81 million and a value of $36.4 million over the remaining life of the contract.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, significant unrest in the Russian/Ukranian border region could escalate into further armed conflict and result in additional economic sanctions by the U.S., United Nations or other countries against Russia.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of further armed conflict with respect to the Russian/Ukrainian border region will affect the region in which we perform services under the CPC Project, conducting our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

10.1	Loan and Security Agreement dated as of September 16, 2014, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama bank.	8-K	10.1	9/17/2014	001-14217

10.2	Revolving Note dated as of September 16, 2014, executed by ENGlobal Corporation, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. and made payable to Regions Bank, an Alabama bank.	8-K	10.2	9/17/2014	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2014

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2014

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2014

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

Dated:	November 6, 2014	ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer