Form 10-K
period 2014-12-27
ENGLOBAL CORP
filed 2015-03-12
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐   No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 27, 2014 was $55,821,184 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 27, 2014).

The number of shares outstanding of the registrant's $0.001 par value common stock on March 12, 2015 is as follows: 28,021,130 shares

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 27, 2015.

ENGLOBAL CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries' serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this Report entitled “Risk Factors,” among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (1) the effect of economic downturns and depressed oil prices; (2) our ability to execute to our internal performance plans such as our post-divestiture outlook, productivity improvement and cost containment initiatives; (3) our ability to attract and retain key professional personnel; (4) our ability to retain existing customers and attract new customers; (5) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (6) our ability to identify, consummate and integrate potential acquisitions; (7) our reliance on third-party subcontractors and equipment manufacturers; (8) our ability to sustain profitability and positive cash flow from operations; (9) our ability to comply with the terms under our new credit facility; (10) operational and political risks in Russia and Kazakhstan along the Caspian Sea; (11) the effect of changes in the prices of oil and natural gas; (12) the effect of changes in laws and regulations with which the Company must comply and the associated costs of compliance with such laws and regulations; and (13) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies.  Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal's filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company's most recent reports on Form 10-K and 10-Q, and other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry. All of the information contained in this Annual Report on Form 10-K relates to the annual periods ended December 27, 2014 and December 28, 2013.  During 2011, 2012 and early 2013, we experienced a downturn in our operations resulting in significant losses and subsequent defaults under our then existing credit facilities.  In the fourth quarter of 2012, we implemented a strategic plan that included the divestiture of our non-core assets.  In late 2012 and January 2013, we discontinued the Electrical Services division and sold our Field Solutions segment, which we accounted for as discontinued operations. In August 2013, we sold a significant portion of our Engineering and Construction business, which we accounted for as a sale of continuing operations.  As a result of these strategic moves, our revenues from continuing operations declined to $107.9 million in 2014 from $169.0 million in 2013 and $227.9 million in 2012.  The result of implementing this strategic plan was a smaller company that is focused on our two remaining segments, (1) Engineering, Procurement and Construction Management (“EPCM”) and (2) Automation.  These changes, however, returned us to profitability, generating a net income of $6.0 million in 2014 versus net losses of $3.0 million and $33.6 million in 2013 and 2012, respectively. Our income before taxes from continuing operations improved to $6.7 million from losses of $1.8 million in 2013 and $8.5 million in 2012 (excluding a goodwill impairment of $14.6 million).  Our net cash provided by operations was $3.8 million in 2014 versus $10.7 million in 2013 versus cash used in operations of $5.0 million in 2012.   We have reduced our employee count from approximately 1,700 employees as of December 29, 2012 to approximately 459 employees as of December 27, 2014 in seven offices located in the following cities: Houston, Texas; Tulsa, Oklahoma; Denver, Colorado; Mobile, Alabama; and Chicago, Illinois. The following is a brief description of our two operating segments:

Engineering, Procurement and Construction Management (“EPCM”) Segment - The EPCM segment provides services relating to the development, management and execution of projects requiring professional engineering and related project management services primarily to the energy industry throughout the United States and to the US government globally. Services provided by our multi-disciplined EPCM segment include feasibility studies, engineering, design, procurement, and construction management. The EPCM segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

Automation Segment -   The Automation segment provides engineering services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automated data gathering, information technology and electrical projects primarily to the energy industry throughout the United States as well as a specific project in Russia and Kazakhstan.

During 2012, the substantial losses we incurred and the resulting defaults under our credit facilities (the “PNC Credit Facility” and the “Ex-Im Bank Facility”) raised substantial doubt about our ability to continue as a going concern.   While ENGlobal experienced a difficult 2012 and continued to face a number of challenges in 2013, we sold our Gulf Coast Engineering and Construction and in-plant operations, effectively divesting our historically lower margin businesses and sold a portion of our core business for proceeds sufficient to pay off our debt and cure all defaults. The Company is now focused on the remaining core business segments, EPCM and Automation. In this regard, we have reduced our expenses by reducing employee headcount, closing offices and creating an enhanced operational focus on cost controls.   See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

During 2014 and 2013, we improved margins to 21.7% and 12.6%, respectively, from the 8.2% margins we experienced in 2012. As a part of our overall strategic plan, we began implementing a profit enhancement plan in the fourth quarter of 2012 pursuant to which we have been reducing the amount of risk we are willing to accept in the work we are currently performing.  This has resulted in less construction management and the associated procurement services. This reduction in procurement services has reduced our revenues in 2014 and 2013 as compared to 2012, but has had a positive impact on our gross profit margin as procurement services are typically provided at lower mark-ups. We continue to position ourselves as a reliable, high quality service provider to our customers. Selling, general and administrative expenses (“SG&A”) in our core businesses were reduced from $25.2 million to $16.6 million, or 34.4% from 2012 to 2014.  In late 2012, we began reducing our overhead costs primarily through staff reductions and reductions in purchased services. Additional savings in SG&A expenses were realized in 2014 as a result of the reduction in corporate personnel related to the sale of the Gulf Coast engineering and construction and in-plant operations late in 2013.  As we begin 2015, we continue to look for ways to reduce our overhead while maintaining a high level of service.

The Company has access to a Line of Credit Facility with Regions Bank of up to $10 million, depending on the borrowing base (see Note 8 – Credit Facilities). The Company has no loans outstanding as of December 27, 2014 and has cash on hand of approximately $6.2 million and $4.0 million at December 27, 2014 and December 28, 2013, respectively, which is sufficient to conduct its ongoing operations.

Available Information

We are currently subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public at the SEC's website at http://www.sec.gov. Our SEC filings are also available at our website at www.englobal.com.

ENGlobal Website

You can find financial and other information about ENGlobal at the Company's website at www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are provided free of charge through the Company's website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the SEC. Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and our Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers; (iii) information concerning our directors and our Board of Directors Committees, including Committee charters; and (iv) information concerning transactions in ENGlobal securities by directors and executive officers, is available on our website under the Investors link. Information on our website or any other website is not a part of this Report.  We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

Business Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Below is the percentage of revenue for each operating segment:

	Percentage of Revenues
Segments	2014	2013
EPCM	46.7%	73.2%
Automation	53.3%	26.8%
Total	100.0%	100.0%

The percentage of revenue attributable to the EPCM segment declined from 73.2% in 2013 to 46.7% in 2014 primarily as a result of the sale of our Gulf Coast EPCM business in August of 2013.

Engineering, Procurement and Construction Management (“EPCM”) Segment

Selected financial data for this segment for the years ended December 27, 2014 and December 28, 2013, respectively, is summarized as follows (dollars in thousands):

	2014	2013
Revenue – Continuing operations	$50,437	$43,901
Revenue – Business sold	$—	$79,839
Operating profit (loss)	$4,364	$5,300
Total assets	$12,172	$12,311

            The EPCM segment provides multi-disciplined engineering services relating to the development, management and execution of projects requiring professional engineering and related project management services primarily to the energy industry throughout the United States and to the US Government globally. Our EPCM segment offers feasibility studies, engineering, design, procurement, and construction management. The EPCM segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

The EPCM segment offers a wide range of services as a single source provider.  ENGlobal's engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our services include conceptual studies, project definition, cost estimating, engineering design, environmental compliance, material procurement, project management and construction management. The EPCM segment currently operates through ENGlobal's wholly-owned subsidiaries, ENGlobal U.S., Inc. (“ENGlobal U.S.”) and ENGlobal Government Services, Inc (“EGS”). ENGlobal U.S. focuses on providing its services to the energy industry, chemical and petrochemical manufacturers and utilities.

The EPCM segment has existing blanket service contracts under which it provides clients with services either on a time-and-material or fixed-price basis. The Company strives to establish longer term “alliance” or “preferred provider” relationships with its clients that can be expected to provide a steadier stream of work. In addition, this segment provides outsourced personnel to ENGlobal clients, a service that contributes to a more stable business mix for the Company.

EGS primarily provides automated fuel handling systems and maintenance services to branches of the U.S. military and public sector entities. Other clients of this division are government agencies, refineries, petrochemical and process industry customers worldwide. EGS provides electrical and instrument installation, technical services, and ongoing maintenance, calibration and repair services.

As a service-based business, the EPCM segment is more labor than capital intensive. This segment’s results primarily depend on our ability to generate revenue and collect cash in excess of any cost for employees and benefits, material, equipment and subcontracts, plus our selling, general and administrative (“SG&A”) expenses.

The EPCM segment derives revenue primarily on contracts from time-and-material fees charged for professional and technical services. Its net income is derived primarily from services it provides to the oil and gas industry and to the US government. The segment sometimes enters into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement and construction management are performed for a fixed- amount.

Our EPCM segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. However, the largest firms in our industry are sometimes our clients, performing as program managers for very large scale projects who subcontract a portion of their work to us. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

Competition is centered on performance and the ability to provide the engineering, planning and project delivery skills required for completing projects in a timely, cost-efficient manner. The expertise of our management and technical personnel and the timeliness and quality of our support services are key competitive factors.

Automation Segment

Selected financial data for this segment for the years ended December 27, 2014 and December 28, 2013, respectively, is summarized as follows (dollars in thousands):

	2014	2013
Revenue	$57,463	$45,223
Operating profit	$12,385	$5,854
Total assets	$26,690	$23,029

The Automation segment provides services related to the design, fabrication and implementation of process distributed control and analyzer systems, advanced automated data gathering systems and information technology primarily to the energy industry throughout the United States, as well as a specific project in Central Asia. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and in Kazakhstan and Russia.

Currently, we are working on a significant project in Kazakhstan and Russia, the Caspian Pipeline Consortium Project (“CPC Project”).  Under the Russian Federation contract pursuant to the CPC Project, ENGlobal’s scope includes engineering, procuring equipment, integrating, programming, and fabricating of 230 control system panels for eight new pump stations and the upgrade of three existing pump stations, storage facilities, and a marine terminal. The contract for the Republic of Kazakhstan pursuant to the CPC Project consists of engineering, procuring equipment, integrating, and fabricating of 78 control system panels for two new and two existing pump stations, in addition to start-up and commissioning services for the local control systems and valves. The CPC Project generated $17.7 million of revenues in 2014.  Total revenues of between $9 million and $10 million are expected from this project in 2015.

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

Our Automation segment competes with a large number of public and private firms of various sizes, ranging from the industry's largest firms, which operate on a worldwide basis to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

Competition is centered on performance and the ability to provide the engineering, assembly and integration required to complete projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services are key competitive factors.

Disposal of Continuing Operations

On August 30, 2013, the Company completed the sale of substantially all of its Gulf Coast engineering and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to the Company was $16 million, consisting primarily of $13 million in cash and a $3 million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $0.7 million gain on the sale of these operations.  The Company used most of the net proceeds from this transaction to repay advances under its previous credit facility.  As a result of this transaction, approximately 900 employees transferred from the Company to Furmanite.  In conjunction with this sale, the Company was also able to reduce its corporate selling, general and administrative expenses allowing continuing support of ongoing operations.  The impact of the sale of these operations for the year ended December 28, 2013 was (dollars in thousands):

2013 Continuing Operations:	Year Ended December 28, 2013	Disposed Continuing Operations	Pro Forma Continuing Operations
Operating revenues	$168,963	$79,768	$89,195
Operating costs	147,661	72,954	74,707
Gross profit	21,302	6,814	14,488
Selling, general and administrative expenses	22,080	2,748	19,332
Operating income (loss)	$(778)	$4,066	$(4,844)

Disposal of Discontinued Operations

The Company made strategic decisions to exit certain lines of business in 2011, 2012 and 2013, whereupon it 1) disposed of the assets of its Electrical Services division, 2) sold the Land and Right-of-Way division of its Field Solutions segment, and 3) sold the Inspection division of its Field Solutions segment.

The operations of our former Field Solutions segment and the smaller Electrical Services division have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The majority of the financial impact of the discontinued operations was recognized in our financial statements prior to 2013. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Loss from discontinued operations, net of taxes" in the amount of $716,000 for the year ended December 28, 2013. This loss consisted solely of a loss on sale of the remaining assets of the Field Solutions segment. There was no impact from discontinued operations in the year ended December 27, 2014.

Acquisitions and Divestitures

Historically, we have expanded our business through both internal initiatives and through strategic acquisitions. During 2012 and early 2013, we effected strategic business decisions to divest ourselves of non-core operations detailed above, as well as the Gulf Coast portion of our ongoing EPCM business. During 2014, we focused on operating our core EPCM and Automation business, processes and infrastructure to position ourselves to take advantage of growth opportunities as they are presented; both organic and external. These opportunities may be outside of the energy industry.

Seasonality

Our revenues are primarily generated by services, and therefore holidays and employee vacations during our first and fourth quarter negatively impact revenues in those quarters, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. Our clients' annual budget process is normally completed in the first quarter, which can slow the award of new work at the beginning of the year. In addition, weather conditions have been more difficult in the geographic markets where we operate during the winter months.  Principally due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

Business Strategy

Our primary objective continues to be to develop our own proprietary products and services in addition to strengthening our position as a leading full service provider of project delivery services by enhancing our overall range of capabilities in the areas of engineering and construction management and automation services.  Our focus on restructuring and downsizing our operations, in 2012 and 2013, has resulted in a significant improvement in our operating results and financial position for 2014. We continue to maintain our core business strengths, monitor cost saving opportunities and maintain a good financing relationship with our lender.  Specifically, we are focused on the following:

●
Business Strengths – We have focused our efforts on our core business segments, EPCM and Automation. We have significantly reduced our lower margin procurement services and are focused on attaining higher margins on our existing proprietary products and services in addition to those in development.  Going forward, we expect to continue our relationships with our repeat clients; forge new relationships within our core expertise and experience; and develop additional proprietary products.

●
Financial Relationships – We entered into a new credit facility which provides access to up to $10 million of revolving loans, based on our eligible accounts receivable.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Sales and Marketing

ENGlobal derives revenues primarily from three sources: (1) business development, (2) preferred provider or alliance agreements with strategic clients, and (3) referrals from existing customers and industry members. Our Senior Vice President of Business Development supervises our in-house business development assigned to clients and territories within the United States. Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development managers and business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

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

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal website provides information about our operating segments and illustrates our Company's full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about our company. We develop preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services agreements or umbrella agreements, are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations.

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

Customers

Our customer base consists primarily of Fortune 500 companies in the energy industry. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to the longevity of major projects, such as facility upgrades or expansions. ENGlobal may work for many different subsidiaries or divisions of our clients, which involves multiple parties to material contracts. .  The loss of a single large customer, including all of its subsidiaries or divisions, or the reduction in demand for our services by several customers in the same year could have a material impact on our financial results. We continue to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention.  Revenue generated through sources such as preferred provider relationships are longer-term in nature and are not typically limited to one project.

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 78.9% of our total revenues for 2014 and 56.9% of our total revenues for 2013. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2014 were the Caspian Pipeline Consortium and the US Government. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers.

For the year ended December 27, 2014, the Company had approximately 127 active customers.  As of December 28, 2013, the Company had approximately 130 active customers of which 75 were common customers with the Gulf Coast operations that were sold. The revenue from these customers was approximately $9.2 million and represented approximately 10.3% of the Company’s revenue for the year ended December 28, 2013, excluding the Gulf Coast operations.

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

	Time-and-material		Fixed-price
	Revenue	%	Revenue	%
2014	(dollars in thousands)
EPCM	$48,004	44%	$2,433	2%
Automation	10,702	10%	46,761	44%
Total	$58,706	54%	$49,194	46%
2013
EPCM	$122,543	73%	$1,197	1%
Automation	12,540	7%	32,683	19%
Total	$135,083	80%	$33,880	20%

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

At December 27, 2014, our backlog was approximately $68 million, including approximately $23 million on the CPC Project, compared to approximately $99 million, including approximately $51 million on the CPC Project at December 28, 2013.  This decrease in backlog is primarily due to completion of work on the CPC Project.  We expect the majority of our backlog to be completed during 2015 and 2016.  The backlog at December 27, 2014 consisted of approximately $57 million with commercial customers and approximately $11 million with the US Government. Backlog on federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 27, 2014 and December 28, 2013 was as follows (in millions):

Backlog (in millions)
	2014	2013
Automation	$32	$64
EPCM	$36	$35

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

For example, all of the product components used by our Automation segment are assembled using components and materials that are available from numerous domestic manufacturers and suppliers. There are approximately five principal suppliers of distributed control systems, each of which can be replaced by an equally viable competitor, and our clients typically direct the selection of their preferred supplier. Thus, in the vast majority of cases, we anticipate little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support our installation and assembly operations in the Automation segment. Units produced through the Automation segment are not produced for inventory and component parts; rather, they are typically purchased on an as-needed basis. By being vendor neutral, ENGlobal is able to provide quality technology and platforms for the design of plant systems such as 3D modeling, process simulation and other technical applications.

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

Patents, Trademarks, Licenses

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. In addition, the U.S. Patent and Trademark Office issued our “Integrated Rack” patent No. 7,419,061 B1 in 2008, our “Universal Master Control Station System” patent No. 8,601,491 B1 in 2013, our “Modular HVAC System for Providing Positive Pressure to an Interior of a Positive Pressure Facility” patent No. 8,670,870 in 2014, and our “Method of Controlling a Plurality of Master Control Stations” patent No. 8,959,447 B1 on February 17, 2015.  We have been notified by the U.S. Patent and Trademark Office that our “Client Configuration Tool” patent is projected to issue as patent No. 8,983,636 on March 17, 2015.

Our trade names are protected by registration as well as by common law trademark rights. Our trademark for the use of “ENGlobal” ®  - “Engineered for Growth” ®, and “viMAC” ® in connection with our products are registered with the U.S. Patent and Trademark Office and we claim common law trademark rights for “ENGlobal” TM in connection with our services. We also claim common law trademark rights for “Global Thinking…Global Solutions” TM , “CARES - Communicating Appropriate Responses in Emergency Situations” TM, “riFAT” TM, “ACE” TM, and “ENGlobal Power Islands” TM .

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

Employees

As of December 27, 2014, the Company and its subsidiaries employed approximately 459 individuals on a full-time equivalent basis compared to approximately 430 individuals on a full-time equivalent basis as of December 28, 2013.  The 6.7% increase in personnel in 2014 was primarily attributable to re-staffing our remaining and expanding lines of business after the substantial staff reductions of 2012 and 2013.   We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Benefit Plans

ENGlobal sponsors a 401(k) retirement plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company has a 401(k) matching contribution policy and made matching contributions equal to 25% of employee contributions up to 6% of employee compensation for all employees that contributed to the plan. The Company made contributions totaling $386,377 for the year ended December 27, 2014.  The Company made no matching contributions in 2013.

Geographic Areas

In 2014 and 2013, substantially all of our operations were in the United States except for the project located in Russia and Kazakhstan known as the CPC Project. The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium. Granted under two contracts, one to the Russian Federation and one to the Republic of Kazakhstan, the three-phase project is expected to have a total value of approximately $84 million over the life of the contract, of which approximately $23.3 million remains in our backlog as of December 27, 2014, and is expected to be completed in 2015 and 2016.  This project contributed revenues of approximately $17.7 million and $20.4 million for the years ended December 27, 2014 and December 28, 2013, respectively.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

Economic downturns could have a negative impact on our businesses. Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the petroleum refining, petroleum chemical and pipeline industries and in other industries that we provide services to. During economic downturns in these industries, our customers' need to engage us may decline significantly and projects may be delayed or cancelled. We cannot predict how long the current economic downturn will last or how long the price of oil will remain relatively low. However, these factors can cause our profitability to decline significantly.

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

Our dependence on one or a few customers could adversely affect us.   One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2014, our top three clients accounted for approximately 22.7%, 16.4% and 11.0% of our revenue, respectively. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of December 27, 2014, our backlog was approximately $68 million, including $23.3 million for the CPC Project. Substantially all of this backlog is expected to be completed in 2015 and 2016. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a precipitous decline in crude oil and natural gas prices from mid-2014 to the current date, with crude oil alone declining approximately 50% in the last six months of 2014.

We may consider growing through acquisitions and may not be successful in doing so or in integrating effectively any business or operations we may acquire. As part of our historic business strategy, we have expanded our business through strategic acquisitions.  Appropriate acquisitions could allow us to expand into new geographical locations, offer new services, add complementary businesses to expand our portfolio of services, enhance our capital strength or acquire additional talent. Accordingly, our future performance will be impacted by our ability to identify appropriate businesses to acquire, negotiate favorable terms for such acquisitions and effectively and efficiently integrate such acquisitions into our existing businesses. There is no certainty that we will succeed in completing any future acquisitions or whether we will be able to successfully integrate any acquired businesses or to operate them profitably.

Acquisitions involve numerous risks, any of which could harm our business, including:

•
Difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	Difficulties in supporting and transitioning customers, if any, of the target company;
•	Diversion of our financial and management resources from existing operations;
•
The price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	Risks of entering new markets in which we have limited or no experience;
•	Potential loss of key employees, customers and strategic alliances from either our current business or the target company's business;
•	Assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company's services;
•	Risks associated with possible violations of the Foreign Corrupt Practices Act and other anti-corruption laws as a result of any acquisition or otherwise applicable to our business; and
•	Inability to generate sufficient net income to justify the acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results.  In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could lower the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of amounts that we anticipate.

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

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.  Revenue recognition for a contract requires judgment relative to assessing the contracts estimated risks, revenue and costs and technical issues. Due to the size, complexity and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates have in the past and may continue to adversely affect future period financial performance.

Our credit facility could limit our ability to finance operations or engage in other business activities and could have a material impact on our financial condition. Historically, we have relied on credit facilities with significantly higher levels of availability to provide us with adequate working capital to operate and expand our business.  Our current credit facility, which consists of a revolving loan facility in addition to a sub-facility for letters of credit, currently provides for up to $10.0 million in credit, based primarily on our eligible accounts receivable. The credit facility restricts the Company from mergers, acquisitions, sales of assets, and paying dividends, among other provisions which could restrict opportunities for growth. As of December 27, 2014, there was no balance outstanding under the credit facility.

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

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.  The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $84 million over the life of the contract and represents approximately $23.3 million of our backlog at December 27, 2014.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, Russia and the Ukraine are experiencing significant unrest, which has escalated into an armed conflict.  Economic sanctions by the U.S., United Nations or other countries have occurred against Russia, and additional sanctions are possible as the situation continues into 2015.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

•	Increased expense to comply with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;
•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	Political, social and economic instability; and
•	Expropriation of assets by foreign governments.

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold.   Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 46,286,871 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of the date of filing. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan.  Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

Our stock price could be volatile, which could cause you to lose part or all of your investment.   The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2014, the sales price of our stock ranged from a low of $1.28 per share in October 2014, to a high of $4.22 per share in June 2014. Factors such as announcements concerning our financial and operating results, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.  From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote.   Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 36% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

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

ITEM 2. PROPERTIES

Facilities

We lease space in seven buildings in the U.S. totaling approximately 201,000 square feet. The leases have remaining terms ranging from one month to five years and are on terms that we consider commercially reasonable. ENGlobal has no major encumbrances related to these properties.

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

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana, Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC.  The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for nonpayment of services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000.  On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  In December 2014, the Company settled litigation concerning the claims of one subcontractor, and in January 2015, the Company received all monies allocated to ENGlobal related to these proceedings.

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

	Fiscal Year Ended
	December 27, 2014		December 28, 2013
	High	Low	High	Low
First quarter	$1.74	$1.38	$0.73	$0.50
Second quarter	$4.22	$1.51	$1.26	$0.30
Third quarter	$3.71	$2.11	$1.54	$0.90
Fourth quarter	$2.92	$1.28	$1.88	$0.93

The foregoing prices, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades. As of December 27, 2014, approximately 251 stockholders of record held the Company's common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

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

Dividend Policy

The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our credit facility do not permit the declaration, payment or distribution of dividends on our common or preferred stock. In addition, no funds, property or assets may be used to purchase or redeem common or preferred stock. The payment of dividends in the future, if any, will depend on numerous factors, including the Company's earnings, capital requirements and operating and financial position as well as general business conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

As of the date of this Report, we believe that we are in the strongest financial position in recent years. During 2012 and into 2013, the Company realigned its operations and strategic vision, resulting in the divestiture of several non-core business units, which we classified as discontinued operations. Additionally, we sold a non-core portion of our EPCM business and paid off our debt. We are now focused on building our remaining two core business segments: Engineering, Procurement and Construction Management (“EPCM”) and Automation. As part of the realignment, we cut our expenses by reducing employee headcount, closing offices and creating an enhanced operational focus on gross margin improvement and cost controls. In addition, we saw an increase in capital project spending in limited markets in 2014 and 2013.  As a result, we were able to generate positive net income and cash flow from operations in 2014 and we believe we are well positioned to take advantage of organic and external growth opportunities as they are presented.

While we have seen an increase in capital project spending in certain limited markets, we believe that overall client spending will decrease in the near term. The overall economy appears to be improving; however, the outlook for the energy industry is uncertain at best, with the recent changes in crude oil and natural gas prices, including significantly depressed prices for oil since the end of 2014. Pricing for our services continues to be very competitive in this environment. Going into 2015, we have an ongoing, extremely focused marketing effort and are seeing an adequate amount of proposal activity, which we believe will translate into maintained backlog. In particular, we are focused on higher margins and lower risks associated with significant projects located inside of the United States.

Amounts reported in 2014 are more representative of the Company’s business on a going forward basis, while our 2013 results still include remnants of our business reported as discontinued operations along with certain costs which were necessary to support the larger operations of prior periods. We believe that a comparison of our 2014 to our 2013 financial statements shows that management’s decision to divest from those operations was a good and necessary strategic move for the Company.

Results of Continuing Operations

The Company's revenue from continuing operations is composed of EPCM services revenue and the sale of assembled engineered automation systems and other automation engineering services. The Company recognizes service revenue as soon as the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts whereas a majority of the Company's engineered automation system revenues are earned on fixed-price contracts.

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

Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations. Corporate SG&A expenses includes investor relations, governance, finance, accounting, health, safety, environmental, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

Comparison of the years ended December 27, 2014 and December 28, 2013

The following table set forth below, for the years ended December 27, 2014 and December 28, 2013, provides financial data that is derived from our consolidated statements of operations (dollars in thousands, except per share data).

For the Year Ended
Operations Data	EPCM Operations Sold	EPCM	Automation	Corporate	Consolidated
December 27, 2014:
Revenue	$—	$50,437	$57,463	$—	$107,900	100.0%
Gross profit	—	8,194	15,254	—	23,448	21.7%
SG&A	—	3,830	2,869	9,869	16,568	15.4%
Operating income (loss)	—	4,364	12,385	(9,869)	6,880	6.4%
Other income (expense), net					(129)	(0.1)%
Interest expense, net					(88)	(0.1)%
Tax expense					(632)	(0.6)%
Net income					$6,031	5.6%
Earnings per share					$0.22

December 28, 2013:
Revenue	$79,839	$43,901	$45,223	$—	$168,963	100.0%
Gross profit	6,661	5,745	8,896	—	21,302	12.6%
SG&A	2,826	4,280	3,042	11,932	22,080	13.1%
Operating income (loss)	3,835	1,465	5,854	(11,932)	(778)	(0.5)%
Other income					975	0.6%
Interest expense, net					(2,042)	(1.2)%
Tax expense					(428)	(0.3)%
Net loss from continuing operations					$(2,273)	(1.3)%
Loss per share from continuing operations					$(0.08)

Increase (Decrease) in Operating Results:
Revenue	$(79,839)	$6,536	$12,240	$—	$(61,063)
Gross profit (loss)	(6,661)	2,449	6,358	—	2,146
SG&A	(2,826)	(450)	(173)	(2,063)	(5,512)
Operating income (loss)	(3,835)	2,899	6,531	2,063	7,658
Other income (expense)					(1,104)
Interest expense, net					1,954
Tax benefit (expense)					(204)
Net income from continuing operations					$8,304
Earnings per share from continuing operations					$0.30

Revenue - Overall, our revenue for the year ended December 27, 2014, as compared to the year ended December 28, 2013 decreased 36.1% due to the sale of the Gulf Coast EPCM business in August of 2013. Excluding the Gulf Coast EPCM business, combined revenues for year ended December 27, 2014 increased 21.1% to $107.9 million from $89.1 million for the year ended December 28, 2013.

Revenue from the Automation segment increased 27.2% to $57.5 million for the year ended December 27, 2014, as compared to $45.2 million for the comparable period in 2013. The Caspian Pipeline Consortium (“CPC”) project contributed $17.7 million in revenue for the year ended December 27, 2014 compared to $20.4 million in revenue for the year ended December 28, 2013. Automation revenues increased as a result of strong customer relationship development and ensuing sequence of large projects and a general increase in demand for our integration services. We believe our state of the art facility and the high quality of our work is becoming a differentiating factor for these services.

Revenues from the EPCM segment increased 14.7% to $50.4 million for the year ended December 27, 2014 as compared to $44.0 million for the year ended December 28, 2013. This increase reflects the demand created by the current spending levels of our clients on small capital improvement and maintenance projects primarily in the mid-stream and downstream domestic energy sectors.

Gross Profit - Gross profit for the year ended December 27, 2014 was $23.4 million, an increase of 60.9% from $14.6 million for the comparable period last year excluding the Gulf Coast EPCM business. Gross profit margin was 21.8% for the year ended December 27, 2014, a substantial increase from the 16.4% gross profit margin for the year ended December 28, 2013 excluding the Gulf Coast EPCM business.

Gross profit in the Automation segment increased 70.4% to $15.3 million producing a gross profit margin of 26.6% for the year ended December 27, 2014 as compared to $9.0 million with a gross profit margin of 19.8% for the year ended December 28, 2013.  We believe our ability to design, program, and integrate high quality automated systems in a state of the art facility allows us to attract higher value projects.

Gross profit in our retained EPCM segment increased 45.9% to $8.2 million for a gross profit margin of 16.5% for the year ended December 27, 2014 as compared to $5.7 million for a gross profit margin of 12.9% for the year ended December 28, 2013.  While we still believe there is room for improvement, improved utilization of our billable employees and improved project execution drove the increase in gross margin in the current period.

Selling, General and Administrative - Overall, our SG&A expenses decreased $5.5 million for the year ended December 27, 2014 as compared to the year ended December 28, 2013. Of this decline, $2.8 million was direct selling and administrative expenses associated with the sale of our Gulf Coast EPCM business. The rest of the decrease is due to SG&A expenses no longer needed to support the business sold along with continued monitoring of SG&A expenses resulting from the cost reduction initiatives implemented in the fourth quarter of 2012. We believe that our current level of SG&A expenditures will support our current organization and provide a strong base for future growth.

Interest Expense, net - Interest expense decreased $2.0 million for the year ended December 27, 2014 as compared to the year ended December 28, 2013, due to the reduced amounts outstanding on our credit facilities.

Tax Expense – The effective tax rates for the year ended December 27, 2014 and December 28, 2013 were 9.5% and a negative 23.2%, respectively. The Company’s effective tax rate differs from the federal statutory income tax rate primarily due to changes in the valuation allowance placed against our deferred tax assets and state income taxes.

Disposal of Continuing Operations

On August 30, 2013, we completed the sale of substantially all of our Gulf Coast engineering and construction and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to ENGlobal was $16 million, consisting of $13 million of cash and a $3.0 million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $0.7 million gain on the sale of these operations.  ENGlobal used most of the net proceeds from this transaction to repay advances and cure defaults under its previous credit facility.  As a result of this transaction, approximately 900 employees transferred from ENGlobal to Furmanite.  In conjunction with this sale, the Company reduced its corporate selling, general and administrative expenses to support ongoing continuing operations.  The impact of the sale of these operations is summarized as follows (dollars in thousands):

2013 Continuing Operations:	Year Ended December 28, 2013	Disposed Continuing Operations	Ongoing Continuing Operations
Operating revenues	$168,963	$79,839	$89,124
Operating costs	147,661	73,178	74,483
Gross profit	21,302	6,661	14,641
Selling, general and administrative expenses	22,080	2,826	19,254
Operating income (loss)	$(778)	$3,835	$(4,613)

Discontinued Operations

The operations of the Field Solutions segment (and the smaller Electrical Services division) have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The majority of the financial impact of the discontinued operations was recognized in our financial statements prior to 2013. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Loss from discontinued operations, net of taxes" in the amount of $716,000 for the year ended December 28, 2013. This loss consisted solely of a loss on sale of the remaining assets of the Field Solutions segment. There was no impact from discontinued operations in the year ended December 27, 2014.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the Loan Agreement discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the Loan Agreement as of December 27, 2014 or under our previous credit facilities as of December 28, 2013. We had cash of $6.2 million and $4.0 million at December 27, 2014 and December 28, 2013, respectively. Our working capital as of December 27, 2014 was $20.4 million versus $13.6 million as of December 28, 2013. We believe our current cash on hand, availability under the Loan Agreement and our other working capital is sufficient to fund our ongoing operations.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis.

Cash Flows from Operating Activities

Operating activities provided approximately $3.8 million in net cash during the year ended December 27, 2014, compared with net cash provided of $9.9 million during the comparable period in 2013.  The primary driver of our cash provided by operations for the year ended December 27, 2014 was our net income of $6.0 million offset by increases in working capital requirements resulting from the increased revenue. The cash generated in 2013 was primarily due to the liquidation of the working capital of the Field Solutions segment in addition to the divestiture of other businesses, net of operating activities.

Cash Flows from Investing Activities

Investing activities provided minimal cash for the year ended December 27, 2014, and provided $20.1 million for the comparable period in 2013. The amount in 2014 represents funds used to purchase replacement computer equipment offset by an increase in non-current notes receivable.  Future investing activities are anticipated to range from $0.5 million to $1.5 million annually for the next two years for maintenance purposes, in principal, and include replacement computer equipment, capital additions for leasehold improvements and technical applications. The Company uses vendor leasing programs when prudent to keep technology up-to-date on its software and equipment. The Loan Agreement limits our annual capital expenditures to $3.5 million annually over the next three years. Cash provided from investing activities for 2013 resulted primarily from proceeds from the sale of continuing operations in addition to use of previously restricted cash.

Cash Flows from Financing Activities

Financing activities used cash totaling approximately $1.5 million during the year ended December 27, 2014 primarily for payments on capitalized leases. Financing activities used cash totaling $26.8 million during the year ended December 29, 2013 through repayment of $205.1 million in aggregate on our line of credit, less aggregate borrowings of $178.2 million during the period.

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. Also on September 16, 2014, the Company terminated its previous credit facility with PNC Bank (See “Note 9 – Credit Facilities” of our 2013 Annual Report on Form 10-K for a description of the material terms of the PNC credit facility).  There were no loans outstanding under the Loan Agreement as of December 27, 2014.

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

Material Covenants: The Loan Agreement requires the Company to comply with various financial, affirmative and negative covenants affecting its businesses and operations, including:

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

The Company is in compliance with all of the material covenants of the Loan Agreement as of the date of this Report. For a description of the material terms of the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2014.

Long-term Notes Receivable

The components of short term and long term notes receivable as of December 27, 2014 and December 28, 2013, are as follows (dollars in thousands):

	December 27, 2014	December 28, 2013
Aspen	$514	$514
SLE	448	894
Steele	3,365	3,243
Furmanite	4,704	5,029
Reserve for uncollectible accounts	(3,902)	(3,757)
Total notes receivable	5,129	5,923
Less current portion (net of reserve)	(2,165)	(3,497)
Notes receivable non-current	$2,964	$2,426

The Aspen note bears interest at 6% per annum and was due and payable in September 2011. The Steele note bears interest at 8% per annum and is payable in four annual installments beginning November 1, 2013. Collection of the Steele note has been impacted by the terms of a subordination agreement with Steele’s lender. While the SLE matter was settled in December 2014, the SLE settlement was still being held by the court as of December 27, 2014. The court subsequently released the funds in January 2015, paying off the note. The Furmanite notes are two separate four year notes, respectively dated January 1, 2013 and August 30, 2013, bearing interest at 5% and 4% per annum, payable in annual installments beginning January 1, 2014 and September 1, 2014 and maturing January 2, 2017 and September 1, 2017.  The Company believes the notes to be adequately reserved.

Accounts Receivables

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased $3.2 million, or 11.8% to $30.0 million as of December 27, 2014 compared to $26.8 million as of December 28, 2013. Bad debt expense was negligible for the year ended December 27, 2014 and approximately 0.01% of revenue for the year ended December 28, 2013. We decreased our allowance for uncollectible accounts from $1.7 million to $1.2 million, or 3.8% of the trade accounts receivable balances from 2013 to 2014. We continue to manage this portion of our business very carefully.

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

Our revenue is largely composed of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts). Some contracts have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract. The contract is awarded with the maximum aggregate revenue, referred to as the not-to-exceed amount. The Company does not earn revenue over the not-to-exceed amount unless we obtain a change order. Accordingly, we have deferred recognition of revenues in the amount of $0.3 million for both of the years ended December 27, 2014 and December 28, 2013. The Company is not obligated to complete the contract once the not-to-exceed amount has been reached. However, if the Company performs work over the not-to-exceed amount prior to obtaining a valid change order, our gross profit margins are negatively impacted. Billings on time-and-material contracts are typically produced every two weeks.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term projects is recognized in the ratio that actual costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price projects are subject to revision throughout the lives of the project and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management uses contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated.  Losses on contracts are recorded in full as they are identified.

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

Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated revenue when it is more likely than not that the change orders will result in a bona fide addition to value that can be reliably estimated.

Fair Value Measurements

Fair value is defined as the amount that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between unrelated third party market participants at the measurement date. In determination of fair value measurements for assets and liabilities the Company considers the principal, or most advantageous market, and assumptions that market participants would use when pricing the asset or liability.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized and is tested at least annually for impairment. In September 2010, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and bypass the two-step impairment test. The Company adopted this guidance on January 1, 2012. We performed a qualitative assessment of goodwill at December 27, 2014 and determined it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value of the remaining goodwill and, therefore, no goodwill impairment adjustment was required.

Income Taxes

The Company accounts for deferred income taxes in accordance with FASB ASC Topic 740 (“ASC 740”), which provides for deferred taxes using an asset and liability method.  The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.  Tax law and rate changes are reflected in income in the period such changes are enacted. Valuation allowances are provided, if based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740.  When uncertain tax positions exist, the Company recognizes the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized.  The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances.  As of December 27, 2014 and December 28, 2013, the Company does not have any significant uncertain tax positions.

New Accounting Pronouncements and Changes in Accounting

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

Board of Directors
ENGlobal Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP
Hein & Associates LLP
Houston, Texas

March 12, 2015

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

ASSETS	December 27,	December 28,
	2014	2013
Current Assets:
Cash and cash equivalents	$6,213	$3,955
Trade receivables, net of allowances of $1,184 and $1,738	30,026	26,846
Prepaid expenses and other current assets	898	1,049
Notes receivable	2,165	3,497
Costs and estimated earnings in excess of billings on uncompleted contracts	3,546	1,206
Total Current Assets	42,848	36,553
Property and Equipment, net	2,074	2,655
Goodwill	2,806	2,806
Long-term Trade and Notes Receivable, net of current portion and allowances	2,964	2,426
Other Assets	964	1,361
Total Assets	$51,656	$45,801
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,855	$9,070
Accrued compensation and benefits	3,637	2,876
Billings in excess of costs and estimated earnings on uncompleted contracts	9,832	7,054
Other current liabilities	3,084	3,978
Total Current Liabilities	22,408	22,978
Long-term Leases	216	340
Total Liabilities	22,624	23,318
Commitments and Contingencies (Notes 9 and 15)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,732,030 and 27,082,861 shares outstanding and 28,713,129 and 28,063,960 shares issued at December 27, 2014 and December 28, 2013	28	28
Additional paid-in capital	39,103	38,655
Accumulated deficit	(7,737)	(13,768)
Treasury stock at cost - 981,099 shares at December 27, 2014 and December 28, 2013	(2,362)	(2,362)
Accumulated other comprehensive income (loss)	—	(70)
Total Stockholders’ Equity	29,032	22,483
Total Liabilities and Stockholders’ Equity	$51,656	$45,801

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)

	Year Ended December 27,	Year Ended December 28,
	2014	2013

Operating revenues	$107,900	$168,963
Operating costs	84,452	147,661
Gross profit	23,448	21,302
Operating costs and expenses:
Selling, general, and administrative expenses	16,568	22,080
Operating income (loss)	6,880	(778)
Other income (expense)
Interest expense, net	(88)	(2,042)
Other income (expense), net	(129)	254
Gain on sale of assets	—	721
Income (loss) before income taxes	6,663	(1,845)

Provision for federal and state income taxes	(632)	(428)
Income (loss) from continuing operations	6,031	(2,273)

Loss from discontinued operations, net of taxes	—	(716)
Net Income (Loss)	$6,031	$(2,989)

Income (loss) per common share - Basic and Diluted
Income (loss) from continuing operations	$0.22	$(0.08)
Income (loss) from discontinued operations	—	(0.03)
Net income (loss)	$0.22	$(0.11)

Basic and diluted weighted average shares used in computing loss per share (in thousands):	27,685	27,041

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Year Ended December 27,	Year Ended December 28,
	2014	2013

Common Stock	$28	$28

Additional Paid-in Capital
Balance at beginning of year	38,655	38,482
Share-based compensation	448	173
Balance at end of year	39,103	38,655

Accumulated Deficit
Balance at beginning of year	(13,768)	(10,779)
Net income (loss)	6,031	(2,989)
Balance at end of year	(7,737)	(13,768)

Treasury Stock	(2,362)	(2,362)

Accumulated Other Comprehensive Income (Loss), net of taxes
Balance at beginning of year	(70)	(70)
Foreign currency translation adjustment	70	—
Balance at end of year	—	(70)

Total Stockholders' Equity	$29,032	$22,483

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 27,	Year Ended December 28,
	2014	2013
Cash Flows from Operating Activities:
Net Income (loss)	$6,031	$(2,989)
Adjustments to reconcile net Income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,326	2,069
Share-based compensation expense	374	173
Gain on sale of continuing operations	—	(721)
Interest income accrued on note receivable	(186)	—
Loss on foreign exchange	70	—
Loss on sale of discontinued operations	—	716
Changes in current assets and liabilities, net of acquisitions and dispositions:
Trade receivables	(3,180)	4,127
Notes receivable	—	2,642
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,340)	2,631
Prepaid expenses and other assets	142	(846)
Accounts payable	(2,679)	(3,834)
Accrued compensation and benefits	761	1,821
Billings in excess of costs and estimated earnings on uncompleted contracts	2,778	2,252
Short-term trade payables	—	584
Other liabilities	(348)	724
Income taxes receivable (payable)	18	582
Net cash provided by operating activities	3,767	9,931
Cash Flows from Investing Activities:
Property and equipment acquired	(438)	(836)
Change in non-current notes receivable	446	735
Proceeds from sale of continuing operations	—	14,267
Proceeds from sale of discontinued operations	—	(156)
Change in restricted cash	—	6,135
Net cash provided by investing activities	8	20,145
Cash Flows from Financing Activities:
Borrowings on line of credit	—	178,227
Payments on line of credit	—	(205,086)
Debt issuance costs	(145)	—
Issuance of common stock from private placement	72	—
Payments on capitalized leases	(1,444)	—
Net cash used in financing activities	(1,517)	(26,859)
Net change in cash	2,258	3,217
Cash and cash equivalents, at beginning of year	3,955	738
Cash and cash equivalents, at end of year	$6,213	$3,955

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes (net of refunds)	$415	$688
Interest	274	2,005

Supplemental disclosures of noncash investment and financing activities
Acceptance of notes for asset sales	$—	$4,896
Property and equipment purchased under capital leases	758	1,803

See accompanying notes to these consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations - ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation. Our business operations consist of providing engineering and other professional project services related to design, assembly, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States. Please see “Note 14 - Segment Information” for a description of our segments and segment operations.

Basis of Presentation - The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 27, 2014 and December 28, 2013, and the results of our operations, cash flows and changes in stockholders' equity for the 52 week periods ended December 27, 2014 and December 28, 2013. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

NOTE 2 - ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Consolidation Policy - Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest after the elimination of all material inter-company accounts and transactions. Currently, all of our subsidiaries are wholly-owned.

Fair Value Measurements - Fair value is defined as the amount that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between unrelated third party market participants at the measurement date. In determination of fair value measurements for assets and liabilities the Company considers the principal, or most advantageous market, and assumptions that market participants would use when pricing the asset or liability.

Cash and cash equivalents - Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

The Company utilizes a cash management system whereby bank accounts are swept daily. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at the reporting date are reclassified to accounts payable in the financial statements.  The reclassification to accounts payable for outstanding checks was $0.3 million and $0.6 million as of December 27, 2014 and December 28, 2013, respectively.

Receivables - Our components of trade receivables include amounts billed, amounts unbilled, retainage and allowance for uncollectible accounts. Subject to our allowance for uncollectible accounts, all amounts are believed to be collectible within a year. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. In estimating the allowance for uncollectible accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for uncollectible accounts.

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

Debt Issue Costs - Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method. The total amount of debt issue costs capitalized was $145,000 and $121,000 at December 27, 2014 and December 28, 2013, respectively.

Goodwill - Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized and is tested at least annually for impairment. In September 2010, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and bypass the two-step impairment test. The Company adopted this guidance on January 1, 2012. We performed a qualitative assessments of goodwill at December 27, 2014 and December 28, 2013 and determined it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value of the remaining goodwill and, therefore, no goodwill impairment adjustment was required in either year. Goodwill was $2.8 million for both December 27, 2014 and December 28, 2013, with $2.1 million attributable to our Automation segment and $0.7 million attributable to our EPCM segment.

Other intangible assets - Intangible assets are comprised primarily of non-competition covenants, customer relationships and developed technology acquired through acquisitions and are amortized using the straight-line method based on the estimated useful life of the intangible assets. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We performed a qualitative assessment of intangible assets at December 27, 2014 and December 28, 2013 and determined the asset's expected future undiscounted cash flows exceeded the carrying value of the related asset and no impairment adjustments were necessary. Other intangible assets are included in Other Assets on the respective balance sheets.

Impairment of Long-Lived Assets - We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount is deemed not recoverable if it exceeds the undiscounted sum of the cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. We performed a qualitative assessment of long-lived assets at December 27, 2014 and December 28, 2013 and determined that no impairment adjustments were necessary.

Revenue Recognition - Our revenue is comprised of engineering, construction management and procurement service fees and sales of integrated control systems that we design and assemble. In general, we recognize revenues when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, if applicable, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collection is reasonably assured. The Company recognizes service revenue as the services are performed. The majority of the Company's engineering services are provided under time-and-material contracts. Some time-and-material contracts may have upper limits referred to as "not-to-exceed" amounts. Revenue is not recognized over these amounts until a change order or authorization by the client has been received. A majority of sales of assembled systems are under fixed-price contracts that may also include a service element covered under that contract price.

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

Income Taxes - The Company accounts for deferred income taxes in accordance with ASC 740, which provides for deferred taxes using an asset and liability method.  The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.  Tax law and rate changes are reflected in income in the period such changes are enacted. Valuation allowances are provided, if based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740.  When uncertain tax positions exist, the Company recognizes the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized.  The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances.  As of December 27, 2014 and December 28, 2013, the Company does not have uncertain tax positions.

Earnings (loss) per share - The Company's basic earnings (loss) per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units under the treasury stock method, if including such potential shares of common stock is dilutive. Because the exercise price on options granted to employees and directors have been above the Company’s stock price, these common stock equivalents were antidilutive, thus not included in the calculation of earnings (loss) per share.

New Accounting Pronouncements and Changes in Accounting - In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

NOTE 3 - DISCONTINUED OPERATIONS

 The operations of our former Field Solutions segment and the smaller Electrical Services division have been classified as discontinued operations and accordingly, are presented as discontinued operations in the Company's consolidated financial statements. The majority of the financial impact of the discontinued operations was recognized in our financial statements prior to 2013. The results of the discontinued operations are shown on the Consolidated Statements of Operations as "Loss from discontinued operations, net of taxes" in the amount of $716,000 for the year ended December 28, 2013. This loss consisted solely of a loss on sale of the remaining assets of the Field Solutions segment. There was no impact from discontinued operations in the year ended December 27, 2014.

NOTE 4 – DISPOSAL OF CONTINUING OPERATIONS

On August 30, 2013, the Company completed the sale of substantially all of its Gulf Coast engineering and construction and in-plant operations to a subsidiary of Furmanite Corporation. The total value of the transaction to the Company was $16 million, consisting primarily of $13 million of net cash and a $3.0 million promissory note issued at 4% interest with a Furmanite Corporation guarantee.  The transaction resulted in a $0.7 million gain on the sale of these operations.  The Company used most of the net proceeds from this transaction to repay advances under its former credit facility.  As a result of this transaction, approximately 900 employees transferred from the Company to Furmanite.  In conjunction with this sale, the Company reduced its corporate selling, general and administrative expenses to support ongoing continuing operations.  The impact of the sale of these operations is summarized as follows (dollars in thousands):

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

NOTE 5 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 27, 2014 and December 28, 2013, are as follows (dollars in thousands):

	2014	2013
Amounts billed	$12,584	$16,160
Amounts unbilled	9,445	6,653
Retainage	9,181	5,771
Less: Allowance for uncollectible accounts	(1,184)	(1,738)
Trade receivables, net	$30,026	$26,846

Subject to our allowance for uncollectible accounts, all amounts listed are believed to be collectible within a year. The billed accounts receivable amount included $0.7 million as of December 28, 2013 in claims subject to uncertainty concerning their determination or ultimate realization due to bankruptcy issues. These claims were fully reserved in our allowance for uncollectible accounts. We were not aware of any bankruptcy issues in our billed accounts receivable as of December 27, 2014. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

The components of short-term and long-term notes receivable as of December 27, 2014 and December 28, 2013, are as follows (dollars in thousands):

	2014	2013
Aspen	$514	$514
SLE	448	894
Steele	3,365	3,243
Furmanite	4,704	5,029
Reserve	(3,902)	(3,757)
Total notes receivable	5,129	5,923
Less current portion	(2,165)	(3,497)
Notes Receivable, net of current portion	$2,964	$2,426

The Aspen note bears interest at 6% per annum, and was due and payable in September 2011. The Steele note bears interest at 8% per annum and is payable in four annual installments beginning November 1, 2013. Collection of the Steele note has been impacted by the terms of a subordination agreement with Steele’s lender. While the SLE matter was settled in December 2014, the SLE settlement was still being held by the court as of December 27, 2014. The court subsequently released the funds in January 2015, paying off the note. The Furmanite notes are two separate four year notes, respectively dated January 1, 2013 and August 30, 2013, bearing interest at 5% and 4% per annum, payable in annual installments beginning January 1, 2014 and September 1, 2014 and maturing January 2, 2017 and September 1, 2017.  The Company believes the notes to be adequately reserved.

The components of other current liabilities are as follows as of December 27, 2014 and December 28, 2013 (dollars in thousands):

	2014	2013
Accrual for known contingencies	$1,761	$1,359
Customer prepayments	43	280
Deferred rent	394	322
Current portion of capital leases	484	1,046
Note payable	—	584
Federal and state income taxes payable	398	380
Accrued interest and other	4	7
Other current liabilities	$3,084	$3,978

Our reserve for known contingencies consists primarily of litigation accruals and related legal fees.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 27, 2014 and December 28, 2013 (dollars in thousands):

	2014	2013
Computer equipment and software	$7,576	$6,441
Shop equipment	1,043	981
Furniture and fixtures	542	537
Building and leasehold improvements	2,383	2,379
Autos and trucks	159	158
	$11,703	$10,496
Accumulated depreciation and amortization	(9,643)	(7,866)
	$2,060	$2,630
Property and equipment implementations in process	14	25
Property and equipment, net	$2,074	$2,655

Depreciation expense was approximately $1.8 million and $1.2 million for the years ended December 27, 2014 and December 28, 2013, respectively.

NOTE 7 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consist of the following at December 27, 2014 and December 28, 2013 (dollars in thousands):

	2014	2013
Costs incurred on uncompleted contracts	$52,103	$43,342
Estimated earnings on uncompleted contracts	19,543	12,022
Earned revenues	71,646	55,364
Less: billings to date	77,932	61,212
Net costs in excess of billings on uncompleted contracts	$(6,286)	$(5,848)
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,546	$1,206
Billings in excess of costs/earnings on uncompleted contracts	(9,832)	(7,054)
Net costs in excess of billings on uncompleted contracts	$(6,286)	$(5,848)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $2.9 million in contingency amounts as of December 27, 2014 compared to $3.6 million as of December 28, 2013. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.3 million in deferred revenue recognition as of December 27, 2014 compared to $0.3 million as of December 28, 2013. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed nor been booked as revenue due to the Company’s revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by the Company or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 8 - CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. Also on September 16, 2014, the Company terminated its previous credit facility with PNC Bank (See “Note 9 – Credit Facilities” of our 2013 Annual Report on Form 10-K for a description of the material terms of the PNC credit facility).  There were no loans outstanding under this Loan Agreement as of December 27, 2014.

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

Material Covenants: The Loan Agreement requires the Company to comply with various financial, affirmative and negative covenants affecting its businesses and operations, including:

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

The Company is in compliance with all of the material covenants of the Loan Agreement as of the date of this Report.

NOTE 9 - OPERATING LEASES

The Company leases equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 27, 2014 are as follows (dollars in thousands):

Years Ending	Amount
December 26, 2015	$2,043
December 31, 2016	1,517
December 30, 2017	929
December 29, 2018	259
December 28, 2019 and after	65
Total minimum lease payments	$4,813

Rent expense for the years ended December 27, 2014 and December 28, 2013 was $2.5 million and $3.9 million, respectively. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

 NOTE 10 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company has a 401(k) matching contribution policy and made matching contributions equal to 25% of employee contributions up to 6% of employee compensation for all employees that contributed to the plan. The Company had made contributions totaling $386,377 for the year ended December 27, 2014.  The Company made no matching contributions in 2013.

NOTE 11 - STOCK COMPENSATION PLANS

In June 2009, the Company's stockholders approved a new 2009 Equity Incentive Plan (the “Equity Plan,” or the “Plan”) that provides for the issuance of up to 480,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. Grants to employees will generally vest over a four-year period, one-fourth at December 31 of each year until they are fully vested. Grants to non-employee directors will vest quarterly over a one-year period coinciding with their service term.  On April 26, 2012, the Board approved, and the stockholders subsequently approved, an amendment to the Plan to increase the number of shares available for issuance under the Plan by 500,000 from 480,000 to 980,000.  On October 20, 2013 the Board approved, and the stockholders subsequently approved, an amendment to the Plan to increase the number of shares available for issuance under the Plan by 850,000 from 980,000 to 1,830,000.

Stock Options - The Company did not grant any stock options in 2014 or 2013.  The following table summarizes activity for the period December 29, 2012 through December 27, 2014:

	Vested and Exercisable Balance	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 29, 2012	628,000	628,000	7.26
Canceled or expired	(78,000)	(78,000)	8.18
Balance at December 28, 2013	550,000	550,000	6.37
Exercised	(40,000)	(40,000)	1.81
Canceled or expired	(40,000)	(40,000)	2.32
Balance at December 27, 2014	470,000	470,000	8.01

The following table summarizes information concerning outstanding and exercisable Company stock options at December 27, 2014:

Exercise Prices *	Options Outstanding	Average Remaining Contractual Life (in years)	Options Fully-Vested and Exercisable
$3.75	150,000	0.5	150,000
$9.15	150,000	1.4	150,000
$10.93	150,000	2.5	150,000
$9.44	20,000	3.2	20,000
	470,000		470,000

* The exercise price indicates the market value at grant date and is the strike price at exercise.
For each series, the exercise price is the weighted average exercise price of the series.

Restricted Stock Awards - Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards will vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees will vest in four equal annual installments on the date of grant, so long as the grantee remains employed full-time with the Company as of each vesting date. The following is a summary of the Company's restricted stock awards for the years ended December 27, 2014 and December 28, 2013:

	Number of restricted shares	Weighted- average fair value
Unvested restricted shares at December 29, 2012	167,206	0.86
Granted in 2013	—	—
Vested in 2013	(50,336)	1.49
Forfeited in 2013	—	—
Unvested restricted shares at December 28, 2013	116,870	$0.59
Granted in 2014	652,481	1.74
Vested in 2014	(273,119)	1.54
Forfeited in 2014	(43,309)	1.64
Unvested restricted shares at December 27, 2014	452,923	$1.57

The total fair value of the restricted stock that vested in the years ended December 27, 2014 and December 28, 2013 was $115,000 and $39,000, respectively. The weighted-average remaining life of restricted stock awards outstanding at December 28, 2014 was 2.52 years.  No restricted stock awards were granted in 2013.  During 2014, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
January 8, 2014	Directors (3)	93,750	$1.60	$150,000
January 8, 2014	Employees (19)	500,000	$1.60	$800,000
April 23, 2014	Employee (1)	15,000	$2.22	$33,300
June 19, 2014	Directors (3)	43,731	$3.43	$150,000

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

The Company recognized non-cash compensation expense related to its stock compensation plans of $0.4 million and $0.2 million for the fiscal years ended December 27, 2014 and December 28, 2013, respectively. As of December 27, 2014, unrecognized compensation expense was approximately $0.6 million. The weighted average period over which total compensation related to stock options and restricted stock awards are expected to be recognized is approximately 32 months.

NOTE 12 - REDEEMABLE PREFERRED STOCK

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

NOTE 13 - FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 27, 2014 and December 28, 2013 were as follows (dollars in thousands):

	2014	2013
Current:
Federal	$160	$—
State	472	428
Total current	632	428
Deferred:
Federal	—	(299)
State	—	299
Total deferred	—	—
Total tax provision	$632	$428

The following is a reconciliation of expected tax expense to actual expense from continuing operations for the years ended December 27, 2014 and December 28, 2013 (dollars in thousands):

	2014	2013
Federal income tax expense/(benefit) at 35% for 2014 and 2013	$2,332	$(465)
State income tax, net of federal income tax effect	433	482
Nondeductible expenses	220	35
Research and development credit	(427)	—
Prior year adjustments	(1,221)	(5,883)
Change in valuation allowance	(705)	6,259
Total tax provision	$632	$428

The components of the deferred tax asset (liability) consisted of the following at December 27, 2014 and December 28, 2013 (dollars in thousands):

	2014	2013
Deferred tax asset (liabilities)
Federal net operating loss carry-forward	$3,944	$6,043
Tax credit carryforwards	587	—
Allowance for uncollectible accounts	1,881	1,914
Accruals not yet deductible for tax purposes	2,345	1,307
Goodwill	1,573	1,131
Depreciation	288	599
Other	865	103
Deferred tax assets	11,483	11,097
Less: Valuation allowance	(11,483)	(11,097)
Deferred tax assets, net	—	—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of December 27, 2014. The Company has recorded a full valuation allowance of $11.5 million against the Company’s otherwise recognizable net deferred tax assets.

The Company had a federal net operating loss carry-forward at December 27, 2014 of approximately $10.6 million, which is available for carry forward through 2033.  At December 27, 2014, the Company had an Alternative Minimum Tax (AMT) and federal research and development tax credit carryforward of approximately $0.1 and $0.4 million respectively, available to reduce future tax liabilities.  The AMT credit is available for an indefinite carryforward period and the research and development tax credit is available through 2030.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.  At December 27, 2014 and December 28, 2013, the Company did not identify any material uncertain tax positions for the Company or its subsidiaries.

The Company is subject to income taxes in the United States and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. The federal and state income tax returns are generally subject to tax examinations for the tax years on or after December 31, 2011. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

NOTE 14 - SEGMENT INFORMATION

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

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. Segment information for the years ended December 27, 2014 and December 28, 2013 is as follows (dollars in thousands):

For the year ended December 27, 2014:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$50,437	$57,463	$—	$107,900
Operating income	4,364	12,385	(9,869)	6,880
Depreciation and amortization	498	937	891	2,326
Tangible assets	11,452	24,164	12,794	48,410
Goodwill	720	2,086	—	2,806
Other intangible assets	—	440	—	440
Total assets	12,172	26,690	12,794	51,656
Capital expenditures	16	60	1,120	1,196

For the year ended December 28, 2013:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$123,740	$45,223	$—	$168,963
Operating income (loss)	5,300	5,854	(11,932)	(778)
Depreciation and amortization	660	1,191	218	2,069
Tangible assets	11,511	20,053	10,369	41,933
Goodwill	720	2,086	—	2,806
Other intangible assets	80	890	92	1,062
Total assets	12,311	23,029	10,461	45,801
Capital expenditures	612	431	859	1,902

During the year ended December 28, 2013, the Company sold a substantial portion of their continuing operations and a small portion of discontinued operations included in the EPCM segment. The following table presents the portion of operating revenues and operating income retained in the EPCM segment to provide a more meaningful comparison to the 2014 EPCM operations:

For the year ended December 28, 2013:	EPCM Operations Retained	EPCM Operations Sold	Total EPCM

Operating revenues	$43,901	$79,839	$123,740
Operating income	1,465	3,835	5,300

 Financial information by geographic area and segments

Revenue from the Company's Caspian Pipeline Consortium Project in Russia and Kazakhstan contributed $17.7 million and $20.4 million in revenues in our Automation segment for the years ended December 27, 2014 and December 28, 2013, respectively. Company assets, other than trade receivables, located in this region are insignificant.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with certain of its executive and other officers with the severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1) termination for cause, 2) voluntary resignation or 3) the employee's death, the Company is obligated to provide a severance benefit equal to six months of the employee's salary, and, at its option, an additional six months at 50% of the employee's salary in exchange for an extension of a non-competition agreement. The terms of these agreements include evergreen provisions allowing for automatic renewal. No liability is recorded for the Company's obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

Litigation

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana, Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC.  The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for nonpayment of services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000.  On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  In December 2014, the Company settled litigation concerning the claims of one subcontractor, and in January 2015, the Company received all monies allocated to ENGlobal related to these proceedings.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2014, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2014, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 27, 2014, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 27, 2014. We have concluded that our internal control over financial reporting at December 27, 2014 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 27, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2015 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” in our 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2015 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2015 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2015 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2015 Proxy Statement is incorporated herein by this reference.

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

(a)(3)    Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.16	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008	10-Q	3.2	5/7/2008	001-14217

4.1	Registrant's specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

4.2	Registration Rights Agreement by and among Registrant and Certain Investors named therein dated September 29, 2005	S-3	4.2	10/31/2005	333-29336

4.3	Securities Purchase Agreement by and between Tontine Capital Partners, L.P. and Registrant dated September 29, 2005	S-3	4.5	10/31/2005	333-29336

4.4	Form of Subscription Agreement by and among Registrant, Michael L. Burrow, Alliance 2000, Ltd. and certain subscribers	S-3	4.6	10/31/2005	333-29336

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	First Amended and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010	10-Q	10.1	5/5/2010	001-14217

+10.3	Amended and Restated 1998 Incentive Plan of Registrant dated June 8, 2006	10-K	10.6	3/28/2008	001-14217

+10.4	First Amendment to the Amended and Restated 1998 Incentive Plan of Registrant dated June 14, 2007	10-K	10.7	3/28/2008	001-14217

+10.5	Form of Incentive Stock Option Award Agreement of 1998 Incentive Plan of Registrant	10-K	10.8	3/28/2008	001-14217

+10.6	Form of Non-qualified Stock Option Agreement Granted Outside of 1998 Incentive Plan of Registrant	S-8	10.80	8/24/2005	333-127803

+10.7	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.8	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.9	Stock Repurchase Program of Registrant effective June 7, 2010	8-K	99.1	6/7/2010	001-14217

10.10	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.11	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.12	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.13	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.14	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.15	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.16	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.17	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	5/5/2010	001-14217

10.18	Hand Note between South Louisiana Ethanol LLC - and ENGlobal Engineering, dated October 22, 2007	10-Q	10.2	11/9/2007	001-14217

10.19	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 26, 2007	10-Q	10.3	11/9/2007	001-14217

10.20	Collateral Mortgage between South Louisiana Ethanol LLC and ENGlobal Engineering, Inc. dated August 31, 2007	10-Q	10.4	11/9/2007	001-14217

+10.21	Key Managers Incentive Plan of Registrant effective January 1, 2007	8-K	10.43	4/10/2007	001-14217

+10.22	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.23	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.24	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.25	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.26	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

10.27	Revolving Credit and Security Agreement dated as of May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and PNC Bank, NA	8-K	10.1	5/31/2012	001-14217

10.28	Revolving Credit Note dated as of May 29, 2012, executed by ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc. and made payable to PNC Bank, National Association	8-K	10.2	5/31/2012	001-14217

10.29	Guaranty dated as of May 29, 2012, by ENGlobal Emerging Markets, Inc. in favor of PNC Bank, National Association	8-K	10.3	5/31/2012	001-14217

10.30	Pledge Agreement dated as of May 29, 2012, by and among ENGlobal Corporation and PNC Bank, NA	8-K	10.4	5/31/2012	001-14217

10.31	Intellectual Property Security Agreement dated May 29, 2012, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal International, Inc., ENGlobal Government Services, Inc., and PNC Bank, NA	8-K	10.5	5/31/2012	001-14217

10.32	Security Agreement dated May 29, 2012, by and among ENGlobal Emerging Markets, Inc. and PNC Bank, NA	8-K	10.6	5/31/2012	001-14217

10.33	First Amendment to Revolving Credit and Security Agreement and Forbearance Agreement by and between the Registrant and PNC dated September 21, 2012.	10-Q	10.1	11/19/2012	001-14217

10.34	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated October 30, 2012.	10-Q	10.2	11/19/2012	001-14217

10.35	Extension of Forbearance of Rights and Remedies by and between the Registrant and PNC dated November 14, 2012.	10-Q	10.3	11/19/2012	001-14217

10.36	Asset Purchase Agreement by and between the Registrant and Steele Land and Insp., LLC dated September 7, 2012.	10-Q	10.4	11/19/2012	001-14217

10.37	Amendment One to Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated November 2, 2012	10-Q	10.5	11/19/2012	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.38	Second Amendment to Revolving Credit and Security Agreement, Waiver and Forbearance Extension by and between the Registrant and PNC dated December 18, 2012.	8-K	10.6	12/19/2012	001-14217

10.39	Third Amendment to Revolving Credit Facility and Security Agreement and Limited Consent dated August 30, 2013, by and among the Borrowers and the Agent	8-K	10.1	9/6/2013	001-14217

+10.40	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.41	Asset Purchase Agreement by and between ENGlobal Corporation and Furmanite America, Inc. dated December 11, 2012	10-K	10.76	4/15/2013	001-14217

10.42	Asset Purchase Agreement by and between ENGlobal U.S., Inc. and Furmanite America, Inc. dated July 15, 2013	8-K	2.1	7/11/2013	001-14217

10.43	Loan and Security Agreement dated as of September 16, 2014, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama bank.	8-K	10.1	9/17/2014	001-14217

10.44	Revolving Note dated as of September 16, 2014, executed by ENGlobal Corporation, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. and made payable to Regions Bank, an Alabama bank.	8-K	10.2	9/17/2014	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

* Filed herewith
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 12, 2015	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	March 12, 2015
Mark A. Hess
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s / William A. Coskey	March 12, 2015
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ David W. Gent	March 12, 2015
David W. Gent, P.E., Director

By:	/s/ Randall B. Hale	March 12, 2015
Randall B. Hale, Director

By:	/ s/ David C. Roussel	March 12, 2015
David C. Roussel, Director