Form 10-Q
period 2015-03-28
ENGLOBAL CORP
filed 2015-05-07
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 6, 2015.

$0.001 Par Value Common Stock	28,002,830 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 28, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Operating revenues	$23,102	$26,898
Operating costs	18,980	20,814
Gross profit	4,122	6,084

Selling, general and administrative expenses	4,004	4,119
Operating income (loss)	118	1,965

Other income (expense):
Other income (expense), net	619	(41)
Interest expense, net	(22)	(32)
Income (loss) from operations before income taxes	715	1,892

Provision (benefit) for federal and state income taxes	92	75

Net income	$623	$1,817

Basic and diluted Income (loss) per common share:	$0.02	$0.07
Weighted average shares used in computing earnings per share:
Basic	27,882	27,083
Diluted	27,882	27,177

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

	March 28, 2015	December 27, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,029	$6,213
Trade receivables, net of allowances of $1,166 and $1,184	27,506	30,026
Prepaid expenses and other current assets	744	898
Notes receivable	5,100	2,165
Costs and estimated earnings in excess of billings on uncompleted contracts	3,806	3,546
Total Current Assets	43,185	42,848
Property and equipment, net	2,051	2,074
Goodwill	2,806	2,806
Long-term trade and notes receivable, net of current portion and allowances	—	2,964
Other assets	841	964
Total Assets	$48,883	$51,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,198	$5,855
Accrued compensation and benefits	4,062	3,637
Billings in excess of costs and estimated earnings on uncompleted contracts	8,327	9,832
Other current liabilities	2,193	3,084
Total Current Liabilities	18,780	22,408
Long Term Leases	324	216
Total Liabilities	19,104	22,624
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 28,021,130 and 27,732,030 shares outstanding and 29,002,229 and 28,713,129 shares issued at March 28, 2015 and December 27, 2014, respectively	28	28
Additional paid-in capital	39,228	39,103
Accumulated deficit	(7,115)	(7,737)
Treasury stock at cost - 981,099 shares at March 28, 2015 and December 27, 2014	(2,362)	(2,362)
Total Stockholders' Equity	29,779	29,032
Total Liabilities and Stockholders' Equity	$48,883	$51,656

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Cash Flows from Operating Activities:
Net income	$623	$1,817
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	436	598
Share-based compensation expense	125	92
Non cash change in note receivable	(635)	(49)
Changes in current assets and liabilities, net of acquisitions:
Trade accounts receivable	2,520	(566)
Costs and estimated earnings in excess of billings on uncompleted contracts	(260)	(897)
Prepaid expenses and other assets	164	349
Accounts payable	(1,658)	1,894
Accrued compensation and benefits	425	1,458
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,506)	(2,092)
Income taxes payable	(78)	—
Other, net	(856)	(549)
Net cash provided by (used in) operating activities	$(700)	$2,055

Cash Flows from Investing Activities:
Proceeds from notes receivable	983	—
Property and equipment acquired	(313)	(60)
Net cash provided by (used in) investing activities	$670	$(60)

Cash Flows from Financing Activities:
Debt issuance costs	(4)	—
Payments on capitalized leases	(150)	(420)
Net cash used in financing activities	$(154)	$(420)
Net change in cash	(184)	1,575
Cash and cash equivalents, at beginning of period	6,213	3,955
Cash and cash equivalents, at end of period	$6,029	$5,530

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$58	$76
Cash paid during the period for income taxes (net of refunds)	$170	$—

Supplemental disclosure of noncash investing activities:
Property and equipment purchased through capital lease assignment	$168	$—

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

The condensed consolidated financial statements of the Company included herein are unaudited for the three month periods ended March 28, 2015 and March 29, 2014, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 27, 2014, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 27, 2014, included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of our critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2014 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.

Each of our quarters are comprised of 13 weeks, which includes two 4-week months and one 5-week month (4-4-5 calendar quarter).

NOTE 2 – NOTES RECEIVABLE

The components of short term and long term notes receivable as of March 28, 2015 and December 27, 2014 are as follows (dollars in thousands):

	March 28, 2015	December 27, 2014
Aspen	$514	$514
SLE	—	448
Steele	1,500	3,365
Furmanite	3,600	4,704
Reserve	(514)	(3,902)
Total notes receivable	5,100	5,129
Less current portion (net of reserve)	(5,100)	(2,165)
Notes receivable non-current	$—	$2,964

The Aspen note bears interest at 6% per annum, was due and payable in September 2011, and is fully reserved. The SLE matter was settled in December 2014 and the related note was paid off in January 2015. The Steele note was fully reserved at December 2014. At March 28, 2015, the note was adjusted to its net realizable value and the reserve was eliminated. The note was subsequently collected in our second fiscal quarter on March 30, 2015.

The Furmanite notes are two separate four year notes (“Four Year Notes”), respectively dated January 1, 2013 and August 30, 2013, bearing interest at 5% and 4% per annum, payable in annual installments beginning January 1, 2014 and September 1, 2014 and maturing January 2, 2017 and September 1, 2017. On April 21, 2015, the Company and Furmanite finalized a closing working capital adjustment on the 2013 sale of ENGlobal’s Gulf Coast Operations to Furmanite. In connection with the final resolution, ENGlobal agreed to retain certain lease obligations which were originally assigned to Furmanite as part of the 2013 sale and Furmanite agreed to pay ENGlobal $3.6 million to fully extinguish the Four Year Notes, accrued interest, and related Furmanite parent company guarantees. The Four Year Notes were not reserved at December 2014 and were adjusted to their net realizable value at March 28, 2015. The Four Year Notes were subsequently collected in April 2015.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 28, 2015 and December 27, 2014:

	March 28, 2015	December 27, 2014
	(dollars in thousands)
Costs incurred on uncompleted contracts	$49,834	$52,103
Estimated earnings (losses) on uncompleted contracts	18,793	19,543
Earned revenues	68,627	71,646
Less: billings to date	73,148	77,932
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(4,521)	$(6,286)

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,806	$3,546
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,327)	(9,832)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(4,521)	$(6,286)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $2.5 million in contingency amounts as of March 28, 2015 compared to $2.9 million as of December 27, 2014. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. There is $0.8 million of revenue deferred as of March 28, 2015 compared to $0.3 million as of December 27, 2014.

NOTE 4 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. On April 16, 2015, the Company entered into the First Amendment to the Loan Agreement with the Lender in order to, among other things, permit the Company to repurchase up to $2 million of the Company’s common stock pursuant to the Company’s announced stock repurchase program.  See “Note 8 – Credit Facilities” of our 2014 Annual Report on Form 10-K for a description of the material terms of the Loan Agreement and our Current Report on Form 8-K filed with the SEC on April 21, 2015 for a description of the material terms of the First Amendment to the Loan Agreement.  There were no loans outstanding under, and the Company was in compliance with all of the material covenants of, the Loan Agreement as of March 28, 2015.

NOTE 5 – SEGMENT INFORMATION

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues, operating income, and identifiable assets for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments.

Segment information for the three months ended March 28, 2015 and March 29, 2014 is as follows (dollars in thousands):

For the three months ended March 28, 2015:	EPCM	Automation	Corporate	Consolidated

Revenue	$13,298	$9,804	$—	$23,102
Gross profit	2,058	2,064	—	4,122
SG&A	724	706	2,574	4,004
Operating income (loss)	1,334	1,358	(2,574)	118
Other income				619
Interest expense, net				(22)
Tax expense				(92)
Net income				$623

For the three months ended March 29, 2014:	EPCM	Automation	Corporate	Consolidated

Revenue	$12,763	$14,135	$—	$26,898
Gross profit	2,344	3,740	—	6,084
SG&A	1,051	698	2,370	4,119
Operating income (loss)	1,293	3,042	(2,370)	1,965
Other expense				(41)
Interest expense, net				(32)
Tax expense				(75)
Net income				$1,817

Total Assets by Segment	As of March 28, 2015	As of December 27, 2014
	(dollars in thousands)
EPCM	$11,850	$12,172
Automation	24,101	26,690
Corporate	12,932	12,794
Consolidated	$48,883	$51,656

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FEDERAL AND STATE INCOME TAXES

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period. The components of income tax expense for the three months ended March 28, 2015 and March 29, 2014 were all current income tax and did not include any deferred income tax, due to our valuation allowance on our deferred tax assets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

 The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy, all with standard self-insured retentions/deductibles. The Company also provides health insurance to its employees (including vision and dental), and is partially self-funded for these claims. Provisions for expected future payments are accrued based on the Company's experience, and specific stop loss levels provide protection for the Company. The Company believes it has adequate reserves for the self-funded portion of its insurance policies. The Company is not aware of any material litigation or claims that are not covered by these policies or which are likely to materially exceed the Company’s insurance limits.  (See “Note 15 – Commitments and Contingencies” in our 2014 Annual Report on Form 10-K for additional information on our commitments and contingencies).

NOTE 8 – SUBSEQUENT EVENTS

On April 16, 2015, the Company entered into the First Amendment to the Loan Agreement with the Lender in order to, among other things, permit the Company to repurchase up to $2 million of the Company’s common stock, subject to certain conditions.  On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time.

On April 21, 2015, the Company and Furmanite finalized a closing working capital adjustment on the 2013 sale of ENGlobal’s Gulf Coast Operations to Furmanite. In connection with the final resolution, ENGlobal agreed to retain certain lease obligations which were originally assigned to Furmanite as part of the 2013 sale and Furmanite agreed to pay ENGlobal $3.6 million to fully extinguish the Four Year Notes, accrued interest, and related Furmanite parent company guarantees. See Note 2 – Notes Receivable.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 27, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 27, 2014.

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry. During 2011, 2012 and early 2013, we experienced a downturn in our operations resulting in significant losses and subsequent defaults under our then existing credit facilities. In the fourth quarter of 2012, we implemented a strategic plan that included the divestiture of our non-core assets culminating in the sale of our Gulf Coast EPCM operations in August 2013. The result of this strategic plan is a smaller company that is more focused on the profitability of our two remaining segments: Engineering, Procurement and Construction Management (“EPCM”) and Automation engineering and integrated products (“Automation”).

Results of Operations

The Company recognizes service revenue when the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts while a majority of the Company's engineered automation system revenues are earned on fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company's core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three months ended March 28, 2015 versus the three months ended March 29, 2014

The following table, for the three months ended March 28, 2015 versus the three months ended March 29, 2014, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended March 28, 2015:
Revenue	$13,298	$9,804	$—	$23,102	100.0%
Gross profit	2,058	2,064	—	4,122	17.8%
SG&A	724	706	2,574	4,004	17.3%
Operating income (loss)	1,334	1,358	(2,574)	118	0.5%
Other income				619	2.7%
Interest expense, net				(22)
Tax expense				(92)
Net income				$623	2.7%
Diluted income per share				$0.02

Three months ended March 29, 2014:
Revenue	$12,763	$14,135	$—	$26,898	100.0%
Gross profit	2,344	3,740	—	6,084	22.6%
SG&A	1,051	698	2,370	4,119	15.3%
Operating income (loss)	1,293	3,042	(2,370)	1,965	7.3%
Other expense				(41)
Interest expense, net				(32)
Tax expense				(75)
Net income				$1,817	6.8%
Diluted income per share				$0.07

Increase (Decrease) in Operating Results:
Revenue	$535	$(4,331)	$—	$(3,796)	(14.1)%
Gross profit (loss)	(286)	(1,676)	—	(1,962)	(32.2)%
SG&A	(327)	8	204	(115)	(2.8)%
Operating income (loss)	41	(1,684)	(204)	(1,847)	(94.0)%
Other income (expense)				660
Interest expense, net				10
Tax expense				(17)
Net income				$(1,194)	(65.7)%
Diluted income per share				$(0.05)

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue – Our revenue is generally driven by our current projects which vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. We typically work on projects where our scope of work ranges from less than $1,000 to over $14 million, and averages approximately $500,000. Many of our larger projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Revenue for the three months ended March 28, 2015, as compared to the three months ended March 29, 2014 decreased approximately $3.8 million. Automation revenues decreased $4.3 million primarily as a result of significant order cancellations in the upstream market while EPCM revenues increased by $0.5 million and were positively impacted by several projects that were awarded in the fourth quarter of last year, primarily in the downstream market. While our clients are continuing to perform smaller maintenance projects they are not generally undertaking new capital expansions and competition for the project work continues to be intense.

Gross Profit – Gross profit generated from our EPCM segment was $2.1 million compared to $2.3 million in the comparable quarter last year, with EPCM margins decreasing to 15.5% from 18.4%. While revenues in our EPCM segment increased slightly, the utilization of our personnel was reduced as several projects have been slow to start. As a result, we absorbed $0.5 million of additional variable labor costs for the current quarter, which reduced EPCM margins. In our Automation segment, gross profit decreased to $2.1 million for the three months ended March 28, 2015 from $3.7 million for the three months ended March 29, 2014. Automation segment margins decreased to 21.1% from 26.5% for the comparable quarter last year. This decrease is primarily due to the unexpected cancellation of significant orders at the beginning of the quarter. As a result, we have been maintaining our support personnel while we work to replace the cancelled orders. As a percentage of revenue, our overall gross profit margin for both of our operating segments decreased to 17.8% for the three months ended March 28, 2015, from 22.6% for the three months ended March 29, 2014.

Selling, General and Administrative – Overall our SG&A expenses decreased by $0.1 million from the three months ended March 29, 2014 to the current period. During the quarter ended March 28, 2015, the Company paid $0.3 million of bonuses to employees who received restricted stock pursuant to its equity incentive plan. As a percentage of revenue, SG&A expenses increased to 17.3% of revenues for the three months ended March 28, 2015, versus 15.3% of revenues, in the comparable quarter of the prior year due to the decrease in revenue. We continue to look for ways to streamline our processes while we invest in business development and believe we will be able to continue to reduce this ratio in 2015.

Other Income (Expense) – Other income increased to $0.6 million for the three months ended March 28, 2015, as compared to an expense of less than $0.1 million for the three months ended March 29, 2014. This increase is due to the resolution and ultimate liquidation and collection of the Steele and Furmanite notes receivable.

Interest Expense, net - Interest expense decreased for the three months ended March 28, 2015, as compared to the three months ended March 29, 2014, due to the reduced costs associated with the new Loan Agreement with Regions Bank.

Tax Expense - Income tax expense for the three months ended March 28, 2015, was comparable to the three months ended March 29, 2014. The effective income tax rate for the three months ended March 28, 2015 was 13% as compared to 4% for the three months ended March 29, 2014. Our federal income tax expense continues to be impacted by the valuations taken on prior year tax assets and the release of those valuations against current year income tax. In certain states our income tax is not calculated on our net income but rather on other revenue calculations. Therefore, we may show fluctuations in our effective income tax rates.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the Loan Agreement with Regions Bank discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the facility as of March 28, 2015, or under our previous facility as of December 27, 2014. We had cash of approximately $6.0 million at March 28, 2015, and $6.2 million as of December 27, 2014. Our working capital as of March 28, 2015 was $24.4 million versus $20.4 million as of December 27, 2014. We believe our current cash on hand, availability under the Loan Agreement and our other working capital are sufficient to fund our ongoing operations.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash Flows from Operating Activities

Operating activities used approximately $0.7 million in net cash during the three months ended March 28, 2015, compared with net cash provided by operations of $2.0 million during the comparable period in 2014.  The primary drivers of our decrease in cash provided by operations for the three months ended March 28, 2015 were a decrease in net income coupled with increased collections of trade receivables, offset by a decrease in accounts payable.

Cash Flows from Investing Activities

Investing activities provided cash totaling $0.7 million for the three months ended March 28, 2015, and used $0.1 million for the comparable period in 2014 due to payment received on notes receivable in the current quarter, offset by the acquisition of property and equipment.

Future investing activities are anticipated to remain consistent with past practice, in principal, and include capital additions for leasehold improvements and technical applications. The Company uses vendor leasing programs as needed to keep technology up-to-date on its software and equipment, such as upgrades to computers. The Loan Agreement with Regions Bank limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities used cash totaling approximately $0.2 million during the three months ended March 28, 2015 and used cash totaling $0.4 million during the three months ended March 29, 2014. During both quarters, our financing activities comprised primarily of paying our obligations under capital leases.

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. On April 16, 2015, the Company entered into the First Amendment to the Loan Agreement with the Lender in order to, among other things, permit the Company to repurchase up to $2 million of the Company’s common stock pursuant to the Company’s announced stock repurchase program. There were no loans outstanding under this Loan Agreement as of March 28, 2015 or December 27, 2014.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
•
The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock, except that the Company may repurchase up to $2 million of the Company’s common stock subject to the terms of the First Amendment to the Loan Agreement.

•	The fixed charge coverage ratio must not be less than 1.10 to 1.00.
•	The Company will not permit capital expenditures during any fiscal year to exceed $3.5 million.

The Company is in compliance with all of the material covenants of the Loan Agreement as of March 28, 2015.

Stock Repurchase Program: On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Loan Agreement with Regions Bank. As of March 28, 2015, we had zero borrowings under the Loan Agreement. Any future borrowing will accrue interest as detailed in Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Line of Credit Facility” above.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2015, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2015, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 28, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Certain specific matters are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We believe, as of the date of this filing, all such active proceedings and claims of substance that have been asserted against ENGlobal or one or more of its subsidiaries have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations or financial position.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2014, which outlines factors that could materially affect our business, financial condition or future results, and the additional risk factors below.  The risks described in our Annual Report on Form 10-K for the year ended December 27, 2014, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

 Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of March 28, 2015, our backlog was approximately $55 million, including $22.1 million for the CPC Project. Substantially all of this backlog is expected to be completed in 2015 and 2016. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a precipitous decline in crude oil and natural gas prices from mid-2014 to the current date, with crude oil alone declining approximately 50% in the last six months of 2014.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.  The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $85 million over the life of the contract and represents approximately $22.1 million of our backlog at March 28, 2015.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, Russia and the Ukraine are experiencing significant unrest, which has escalated into an armed conflict.  Economic sanctions by the U.S., United Nations or other countries have occurred against Russia, and additional sanctions are possible as the situation continues throughout 2015.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

10.1	First Amendment to Loan and Security Agreement as of April 16, 2015, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank.	8-K	10.1	4/21/2015	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2015

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2015

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2015

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

Dated:	May 7, 2015
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer