Form 10-Q
period 2015-06-27
ENGLOBAL CORP
filed 2015-08-06
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 6, 2015.

$0.001 Par Value Common Stock	28,110,743 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 27, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Operating revenues	$21,053	$27,170	$44,155	$54,068
Operating costs	16,444	21,380	35,424	42,194
Gross profit	4,609	5,790	8,731	11,874

Selling, general and administrative expenses	3,555	4,246	7,559	8,365
Operating income	1,054	1,544	1,172	3,509

Other income (expense):
Other income (expense), net	26	164	645	123
Interest expense, net	(44)	(11)	(66)	(43)
Income from operations before income taxes	1,036	1,697	1,751	3,589

Provision for federal and state income taxes	60	106	152	181

Net income	$976	$1,591	$1,599	$3,408

Basic and diluted income per common share:	$0.03	$0.06	$0.06	$0.12

Weighted average shares used in computing earnings per share:
Basic	28,017	27,688	27,950	27,688
Diluted	28,017	27,716	27,950	27,708

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

	June 27, 2015	December 27, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$9,315	$6,213
Trade receivables, net of allowances of $1,150 and $1,184	27,310	30,026
Prepaid expenses and other current assets	574	898
Notes receivable	—	2,165
Costs and estimated earnings in excess of billings on uncompleted contracts	4,593	3,546
Total Current Assets	41,792	42,848
Property and equipment, net	2,247	2,074
Goodwill	2,806	2,806
Long-term trade and notes receivable, net of current portion and allowances	—	2,964
Other assets	797	964
Total Assets	$47,642	$51,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,312	$5,855
Accrued compensation and benefits	3,083	3,637
Billings in excess of costs and estimated earnings on uncompleted contracts	8,404	9,832
Other current liabilities	1,547	3,084
Total Current Liabilities	16,346	22,408
Long Term Leases	416	216
Total Liabilities	16,762	22,624
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 28,110,743 and 27,732,030 shares outstanding and 29,091,842 and 28,713,129 shares issued at June 27, 2015 and December 27, 2014, respectively	28	28
Additional paid-in capital	39,352	39,103
Accumulated deficit	(6,138)	(7,737)
Treasury stock at cost - 981,099 shares at June 27, 2015 and December 27, 2014	(2,362)	(2,362)
Total Stockholders' Equity	30,880	29,032
Total Liabilities and Stockholders' Equity	$47,642	$51,656

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal  Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Six Months Ended
	June 27, 2015	June 28, 2014
Cash Flows from Operating Activities:
Net income	$1,599	$3,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784	1,186
Share-based compensation expense	249	174
Interest income on note receivable, net of reserve	—	(96)
Non cash change in note receivable	(635)	—
Changes in current assets and liabilities:
Trade accounts receivable	2,715	(4,211)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,047)	(2,365)
Prepaid expenses and other assets	351	553
Accounts payable	(2,544)	298
Accrued compensation and benefits	(554)	532
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,428)	2,068
Income taxes payable	(349)	—
Other liabilities	(1,102)	(783)
Net cash provided by (used in) operating activities	(1,961)	764

Cash Flows from Investing Activities:
Property and equipment acquired	(649)	(714)
Net cash provided by (used in) investing activities	(649)	(714)

Cash Flows from Financing Activities:
Debt issuance costs	(7)	—
Proceeds from Note Receivable	6,083	—
Issuance of common stock from private placement	—	72
Borrowings on capital leases	—	694
Payments on capitalized leases	(364)	(711)
Net cash provided by financing activities	5,712	55
Net change in cash	3,102	105
Cash, at beginning of period	6,213	3,955
Cash, at end of period	$9,315	$4,060

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$101	$135
Cash paid during the period for income taxes (net of refunds)	$502	$412

Supplemental disclosure of noncash investing activities:
Property and equipment purchased through capital lease assignment	$168	$—

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

The condensed consolidated financial statements of the Company included herein are unaudited for the three and six month periods ended June 27, 2015 and June 28, 2014, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 27, 2014, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 27, 2014, included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of the critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K. The critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2014 Annual Report on Form 10-K.

Each of the quarters are comprised of 13 weeks, which includes two 4-week months and one 5-week month (4-4-5 calendar quarter).

 NOTE 2 – NOTES RECEIVABLE

The components of short term and long term notes receivable as of June 27, 2015 and December 27, 2014 are as follows (dollars in thousands):

	June 27, 2015	December 27, 2014
Aspen	$514	$514
SLE	—	448
Steele	—	3,365
Furmanite	—	4,704
Reserve	(514)	(3,902)
Total notes receivable	—	5,129
Less current portion (net of reserve)	—	(2,165)
Notes receivable non-current	$—	$2,964

The Aspen note bears interest at 6% per annum, was due and payable in September 2011, and is fully reserved. The SLE matter was settled in December 2014 and the related note was extinguished in January 2015. On March 28, 2015, the Steele note was adjusted to its net realizable value and the reserve was eliminated. The note was subsequently collected in the second fiscal quarter on March 30, 2015.

The Furmanite notes were two separate four year notes (“Four Year Notes”), respectively dated January 1, 2013 and August 30, 2013, bearing interest at 5% and 4% per annum, payable in annual installments beginning January 1, 2014 and September 1, 2014 and maturing January 2, 2017 and September 1, 2017. On April 21, 2015, the Company and Furmanite finalized a closing working capital adjustment on the 2013 sale of ENGlobal’s Gulf Coast Operations to Furmanite. In connection with the final resolution, ENGlobal agreed to retain certain lease obligations which were originally assigned to Furmanite as part of the 2013 sale and Furmanite agreed to pay ENGlobal $3.6 million to fully extinguish the Four Year Notes, accrued interest, and related Furmanite parent company guarantees. The Four Year Notes were adjusted to their net realizable value at March 28, 2015 and were subsequently collected in April 2015.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 27, 2015 and December 27, 2014:

	June 27, 2015	December 27, 2014
	(dollars in thousands)
Costs incurred on uncompleted contracts	$53,329	$52,103
Estimated earnings (losses) on uncompleted contracts	18,871	19,543
Earned revenues	72,200	71,646
Less: billings to date	76,011	77,932
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(3,811)	$(6,286)

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,593	$3,546
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,404)	(9,832)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(3,811)	$(6,286)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. The Company currently has $2.5 million in contingency amounts as of June 27, 2015 compared to $2.9 million as of December 27, 2014. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients the Company considers higher risk, due to past payment history or history of not providing written work authorizations, the Company has deferred revenue recognition until the Company receives written authorization or a payment. There is less than $0.01 million of revenue deferred as of June 27, 2015 compared to $0.3 million as of December 27, 2014.

NOTE 4 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. On April 16, 2015, the Company entered into the First Amendment to the Loan Agreement with the Lender in order to, among other things, permit the Company to repurchase up to $2 million of the Company’s common stock pursuant to the Company’s announced stock repurchase program.  See “Note 8 – Credit Facilities” of the Company’s 2014 Annual Report on Form 10-K for a description of the material terms of the Loan Agreement and the Current Report on Form 8-K filed with the SEC on April 21, 2015 for a description of the material terms of the First Amendment to the Loan Agreement.  There were no loans outstanding under, and the Company was in compliance with all of the material covenants of, the Loan Agreement as of June 27, 2015. See Note 7 for further detail regarding the Stock Repurchase Program.

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

Segment information for the six months ended June 27, 2015 and June 28, 2014 is as follows (dollars in thousands):

For the six months ended June 27, 2015:	EPCM	Automation	Corporate	Consolidated

Revenue	$26,229	$17,926	$—	$44,155
Gross profit	4,132	4,599	—	8,731
SG&A	1,463	1,285	4,811	7,559
Operating income (loss)	2,669	3,314	(4,811)	1,172
Other income				645
Interest expense, net				(66)
Tax expense				(152)
Net income				$1,599

For the six months ended June 28, 2014:	EPCM	Automation	Corporate	Consolidated

Revenue	$25,392	$28,676	$—	$54,068
Gross profit	4,678	7,196	—	11,874
SG&A	2,014	1,415	4,936	8,365
Operating income (loss)	2,664	5,781	(4,936)	3,509
Other expense				123
Interest expense, net				(43)
Tax expense				(181)
Net income				$3,408

Total Assets by Segment	As of June 27, 2015	As of December 27, 2014
	(dollars in thousands)
EPCM	$12,763	$12,172
Automation	23,708	26,690
Corporate	11,171	12,794
Consolidated	$47,642	$51,656

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK COMPENSATION PLANS

In June 2009, the Company's stockholders approved the 2009 Equity Incentive Plan (the “Equity Plan,” or the “Plan”) that provided for the issuance of up to 480,000 shares of common stock. On April 26, 2012, the Board approved, and the stockholders subsequently approved, an amendment to the Plan to increase the number of shares available for issuance under the Plan by 500,000 from 480,000 to 980,000.  On October 20, 2013, the Board approved, and the stockholders subsequently approved, an amendment to the Plan to increase the number of shares available for issuance under the Plan by 850,000 from 980,000 to 1,830,000. On June 18, 2015, the Board approved, and the stockholders subsequently approved, an amendment to the Plan to increase the number of shares available for issuance under the Plan by 750,000 from 1,830,000 to 2,580,000 and to establish the individual limits, eligible individuals and performance measures for certain awards included in the Plan for purposes of meeting the performance-based compensation exception under Section 162(m) of the Internal Revenue Code. (See “Note 11 – Stock Compensation Plans” of the Company’s 2014 Annual Report on Form 10-K for additional information on the stock compensation plans. See the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2015 for additional information on the June 18, 2015 amendment to the Plan).

NOTE 7 – STOCK REPURCHASE PROGRAM

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

NOTE 8 – FEDERAL AND STATE INCOME TAXES

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period. The components of income tax expense for the six months ended June 27, 2015 and June 28, 2014 were all current income tax and did not include any deferred income tax, due to the valuation allowance on the deferred tax assets.

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

 The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy, all with standard self-insured retentions/deductibles. The Company also provides health insurance to its employees (including vision and dental), and is partially self-funded for these claims. Provisions for expected future payments are accrued based on the Company's experience, and specific stop loss levels provide protection for the Company. The Company believes it has adequate reserves for the self-funded portion of its insurance policies. The Company is not aware of any material litigation or claims that are not covered by these policies or which are likely to materially exceed the Company’s insurance limits.  (See “Note 15 – Commitments and Contingencies” in the Company’s 2014 Annual Report on Form 10-K for additional information on the commitments and contingencies).

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three and six months ended June 27, 2015 versus the three and six months ended June 28, 2014

The following table, for the three months ended June 27, 2015 versus the three months ended June 28, 2014, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended June 27, 2015:
Revenue	$12,931	$8,122	$—	$21,053	100.0%
Gross profit	2,074	2,535	—	4,609	21.9%
SG&A	739	579	2,237	3,555	16.9%
Operating income (loss)	1,335	1,956	(2,237)	1,054	5.0%
Other income				26	0.1%
Interest expense, net				(44)
Tax expense				(60)
Net income				$976	4.6%
Diluted income per share				$0.03

Three months ended June 28, 2014:
Revenue	$12,929	$14,541	$—	$27,170	100.0%
Gross profit	2,334	3,456	—	5,790	21.3%
SG&A	963	717	2,566	4,246	15.6%
Operating income (loss)	1,371	2,739	(2,566)	1,544	5.7%
Other income				164	0.6%
Interest expense, net				(11)
Tax expense				(106)
Net income				$1,591	5.9%
Diluted income per share				$0.06

Increase (Decrease) in Operating Results:
Revenue	$2	$(6,419)	$—	$(6,117)	(22.5)%
Gross profit (loss)	(260)	(921)	—	(1,181)	(20.4)%
SG&A	(224)	(138)	(329)	(691)	(16.3)%
Operating income (loss)	(36)	(783)	329	(490)	(31.7)%
Other income (expense)				(138)	(84.1)%
Interest expense, net				(33)
Tax expense				46
Net income				$(615)	(38.7)%
Diluted income per share				$(0.03)

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table, for the six months ended June 27, 2015 versus the six months ended June 28, 2014, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Six months ended June 27, 2015:
Revenue	$26,229	$17,926	$—	$44,155	100.0%
Gross profit	4,132	4,599	—	8,731	19.8%
SG&A	1,463	1,285	4,811	7,559	17.1%
Operating income (loss)	2,669	3,314	(4,811)	1,172	2.7%
Other income				645	1.5%
Interest expense, net				(66)
Tax expense				(152)
Net income				$1,599	3.6%
Diluted income per share				$0.06

Six months ended June 28, 2014:
Revenue	$25,392	$28,676	$—	$54,068	100.0%
Gross profit	4,678	7,196	—	11,874	22.0%
SG&A	2,014	1,415	4,936	8,365	15.5%
Operating income (loss)	2,664	5,781	(4,936)	3,509	6.5%
Other income				123	0.2%
Interest expense, net				(43)
Tax expense				(181)
Net income				$3,408	6.3%
Diluted income per share				$0.12

Increase (Decrease) in Operating Results:
Revenue	$837	$(10,750)	$—	$(9,913)	(18.3)%
Gross profit (loss)	(546)	(2,597)	—	(3,143)	(26.5)%
SG&A	(551)	(130)	(125)	(806)	(9.6)%
Operating income (loss)	5	(2,467)	125	(2,337)	(66.6)%
Other income (expense)				522	424.4%
Interest expense, net				(23)
Tax expense				29
Net income				$(1,809)	(53.1)%
Diluted income per share				$(0.06)

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue – Our revenue is generally driven by our current projects which vary significantly in size and quantity and primarily serve clients in the upstream, midstream and downstream sectors of the energy industry. We typically work on projects where our scope of work ranges from less than $1,000 to over $17 million, and averages approximately $500,000. Many of our larger projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Many of our smaller projects are awarded to us under master service agreements or alliance agreements with our customers. These agreements facilitate the direct award of projects to us by our customers because many of the business terms have been established. Revenue for the three and six months ended June 27, 2015, as compared to the three and six months ended June 28, 2014 decreased approximately $6.1 million and $9.9 million, respectively. Automation revenues decreased $6.4 million and $10.8 million for the three and six months ended June 27, 2015 primarily as a result of significant order cancellations in the upstream market in the beginning of the first quarter that have not been replaced, while EPCM revenues increased slightly for the three and six months ended June 27, 2015 and were positively impacted by several projects that were awarded in the fourth quarter of last year, primarily in the downstream market. While our clients are continuing to perform smaller maintenance and capital improvement programs, they are generally investing less in major new capital expansions at this time.

Gross Profit – Gross profit generated from our EPCM segment was $2.1 million and $4.1 million for the three and six months ended June 27, 2015 compared to $2.3 million and $4.7 million in the comparable three and six month periods last year, with EPCM margins decreasing to 16.0% and 15.8% from 18.1% and 18.4%, respectively. While revenues in our EPCM segment increased slightly, the utilization of our personnel was reduced as several projects have been slow to start.  In our Automation segment, gross profit decreased to $2.5 million and $4.6 million for the three and six months ended June 27, 2015 from $3.5 million and $7.2 million for the three and six months ended June 28, 2014, respectively. Automation segment margins increased to 31.2% and 25.7% from 23.8% and 25.1% for the comparable three and six month periods last year, respectively. This increase is primarily due to the clarification of revenue recognizable on certain projects during the quarter. As a percentage of revenue, our overall gross profit margin for both of our operating segments increased to 21.9% from 21.3% for the three months ended June 27, 2015 as compared to the three months ended June 28, 2014 and decreased to 19.8% from 22.0% for the six months ended June 27, 2015 as compared to the six months ended June 28, 2014.

Selling, General and Administrative – Overall our SG&A expenses decreased by $0.7 million and $0.8 million from the three and six months ended June 28, 2014 to the current period, respectively. As a percentage of revenue, SG&A expenses increased to 16.9% and 17.1% of revenues for the three and six months ended June 27, 2015, versus 15.6% and 15.5% of revenues, in the comparable three and six month periods of the prior year. While we have reduced our overhead expenses compared to last year, the increase in expense rate is due to lower revenue volumes. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Other Income (Expense) – Other income decreased to $26 thousand for the three months ended June 27, 2015 and increased to $0.6 million for the six months ended June 27, 2015, as compared to other income of less than $0.2 million for the three and six months ended June 28, 2014. This increase for the six months ended June 27, 2015 is due to the resolution and ultimate liquidation and collection of the Steele and Furmanite notes receivable during the first quarter of 2015.

Interest Expense, net - Interest expense is less than $0.1 million for the three and six months ended June 27, 2015 and June 28, 2014. Our interest expense consists primarily of interest on our capital leases, amortization of the cost of obtaining the Loan Agreement with Regions Bank, unused Loan Agreement line fees and other fees associated with the Loan Agreement. We currently have no loans outstanding under the Loan Agreement.

Tax Expense - Income tax expense for the three and six months ended June 27, 2015, was comparable to the three and six months ended June 28, 2014. The effective income tax rate for the six months ended June 27, 2015 was 9% as compared to 4% for the six months ended June 28, 2014. Our federal income tax expense continues to be impacted by the valuations taken on prior year tax assets and the release of those valuations against current year income tax. In certain states our income tax is not calculated on our net income but rather on other revenue calculations. Therefore, we may show fluctuations in our effective income tax rates.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

 Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the Loan Agreement with Regions Bank discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the facility as of June 27, 2015, or under our previous facility as of December 27, 2014. We had cash of approximately $9.3 million and $8.1 million available under the Borrowing Base at June 27, 2015, and $6.2 million in cash as of December 27, 2014. Our working capital as of June 27, 2015 was $25.4 million versus $20.4 million as of December 27, 2014. We believe our current cash on hand, availability under the Loan Agreement and our other working capital are sufficient to fund our ongoing operations.

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

Cash Flows from Operating Activities

Operating activities used approximately $2.0 million in net cash during the six months ended June 27, 2015, compared with net cash provided by operations of $0.8 million during the comparable period in 2014.  The primary driver of our decrease in cash provided by operations is a decrease of $1.8 million in net income for the six months ended June 27, 2015 as compared to the six months ended June 28, 2014. The use of cash from operations is the result of an increase in costs in excess of billings coupled with a decrease in billings in excess of cost primarily due to the mix of customers for which we do fixed price projects for and their related payment terms.

Cash Flows from Investing Activities

Investing activities used cash totaling $0.6 million for the six months ended June 27, 2015, and $0.7 million for the comparable period in 2014. During both periods, our investing activities were composed primarily of acquiring property and equipment.

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

Cash Flows from Financing Activities

Financing activities provided cash totaling approximately $5.7 million during the six months ended June 27, 2015 and $55 thousand during the six months ended June 28, 2014. The primary driver of our increase was the proceeds received from the collection of our notes receivable.

Cash increased during the period by $3.1 million bringing our total cash on hand to $9.3 million, which may be used to expand our business.

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. On April 16, 2015, the Company entered into the First Amendment to the Loan Agreement with the Lender in order to, among other things, permit the Company to repurchase up to $2 million of the Company’s common stock pursuant to the Company’s announced stock repurchase program. There were no loans outstanding under this Loan Agreement as of June 27, 2015 or December 27, 2014.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The Company is in compliance with all of the material covenants of the Loan Agreement as of June 27, 2015.

Stock Repurchase Program:  On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of June 27, 2015, the Company had not repurchased any shares.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Loan Agreement with Regions Bank. As of June 27, 2015, we had zero borrowings under the Loan Agreement. Any future borrowing will accrue interest as detailed in Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Line of Credit Facility” above.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2015, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2015, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 27, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of June 27, 2015, our backlog was approximately $48 million, including $18.6 million for the CPC Project. Substantially all of this backlog is expected to be completed in 2015 and 2016. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a precipitous decline in crude oil and natural gas prices from mid-2014 to the current date, with crude oil alone declining approximately 50% in the last six months of 2014.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.   The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $85 million over the life of the contract and represents approximately $18.6 million of our backlog at June 27, 2015.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, Russia and the Ukraine are experiencing significant unrest, which has escalated into an armed conflict.  Economic sanctions by the U.S., United Nations or other countries have occurred against Russia, and additional sanctions are possible as the situation continues throughout 2015.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

10.1	First Amendment to Loan and Security Agreement as of April 16, 2015, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank.	8-K	10.1	4/21/2015	001-14217

10.2	Amendment to ENGLobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/2015	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2015

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2015

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2015

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

Dated:	August 6, 2015
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer