Form 10-Q
period 2015-09-26
ENGLOBAL CORP
filed 2015-11-06
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 5, 2015.

$0.001 Par Value Common Stock	28,062,894 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 26, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Operating revenues	$18,210	$26,927	$62,365	$80,994
Operating costs	14,437	20,844	49,861	63,038
Gross profit	3,773	6,083	12,504	17,956

Selling, general and administrative expenses	3,350	4,000	10,909	12,365
Operating income	423	2,083	1,595	5,591

Other income (expense):
Other income (expense), net	(4)	(5)	641	118
Interest expense, net	(32)	(37)	(98)	(79)
Income from operations before income taxes	387	2,041	2,138	5,630

Provision for federal and state income taxes	67	231	219	412

Net income	$320	$1,810	$1,919	$5,218

Basic and diluted income per common share:	$0.01	$0.07	$0.07	$0.19

Basic and diluted weighted average shares used in computing earnings per share:	28,103	27,731	28,001	27,669

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

	September 26, 2015	December 27, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$11,878	$6,213
Trade receivables, net of allowances of $1,150 and $1,184	24,615	30,026
Prepaid expenses and other current assets	384	898
Notes receivable	—	2,165
Costs and estimated earnings in excess of billings on uncompleted contracts	2,386	3,546
Total Current Assets	39,263	42,848
Property and equipment, net	2,319	2,074
Goodwill	2,806	2,806
Long-term trade and notes receivable, net of current portion and allowances	—	2,964
Other assets	775	964
Total Assets	$45,163	$51,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,720	$5,855
Accrued compensation and benefits	3,497	3,637
Billings in excess of costs and estimated earnings on uncompleted contracts	5,439	9,832
Other current liabilities	1,794	3,084
Total Current Liabilities	13,450	22,408
Long Term Leases	400	216
Total Liabilities	13,850	22,624
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 28,088,724 and 27,732,030 shares outstanding and 28,099,943 and 28,713,129 shares issued at September 26, 2015 and December 27, 2014, respectively	28	28
Additional paid-in capital	37,114	39,103
Accumulated deficit	(5,818)	(7,737)
Treasury stock at cost – 11,299 and 981,099 shares at September 26, 2015 and December 27, 2014, respectively	(11)	(2,362)
Total Stockholders' Equity	31,313	29,032
Total Liabilities and Stockholders' Equity	$45,163	$51,656

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended
	September 26, 2015	September 27, 2014
Cash Flows from Operating Activities:
Net income	$1,919	$5,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,110	1,797
Share-based compensation expense	374	280
Interest income on note receivable, net of reserve	—	(144)
Non cash change in note receivable	(635)	—
Changes in current assets and liabilities:
Trade accounts receivable	5,411	(3,700)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,159	(2,321)
Prepaid expenses and other assets	532	688
Accounts payable	(3,135)	(3,427)
Accrued compensation and benefits	(140)	1,599
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,393)	3,243
Income taxes payable	(299)	—
Other liabilities	(954)	(78)
Net cash provided by operating activities	949	3,155

Cash Flows from Investing Activities:
Property and equipment acquired	(873)	(187)
Net cash used in investing activities	(873)	(187)

Cash Flows from Financing Activities:
Purchase of treasury stock	(11)	—
Debt issuance costs	(7)	(143)
Proceeds from Note Receivable	6,083	—
Issuance of common stock from private placement	—	72
Payments on capitalized leases	(476)	(1,111)
Net cash provided by (used in) financing activities	5,589	(1,182)
Net change in cash	5,665	1,786
Cash, at beginning of period	6,213	3,955
Cash, at end of period	$11,878	$5,741

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$134	$224
Cash paid during the period for income taxes (net of refunds)	$517	$434

Supplemental disclosure of noncash investing activities:
Property and equipment purchased through capital lease assignment	$304	$694

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

The condensed consolidated financial statements of the Company included herein are unaudited for the three and nine month periods ended September 26, 2015 and September 27, 2014, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 27, 2014, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 27, 2014, included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

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

Each of the quarters are comprised of 13 weeks, which includes two 4-week months and one 5-week month (4-4-5 calendar quarter).

 NOTE 2 – NOTES RECEIVABLE

The components of short term and long term notes receivable as of September 26, 2015 and December 27, 2014 are as follows (dollars in thousands):

	September 26, 2015	December 27, 2014
Aspen	$514	$514
SLE	—	448
Steele	—	3,365
Furmanite	—	4,704
Reserve	(514)	(3,902)
Total notes receivable	—	5,129
Less current portion (net of reserve)	—	(2,165)
Notes receivable non-current	$—	$2,964

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 26, 2015 and December 27, 2014:

	September 26, 2015	December 27, 2014
	(dollars in thousands)
Costs incurred on uncompleted contracts	$51,897	$52,103
Estimated earnings (losses) on uncompleted contracts	19,921	19,543
Earned revenues	71,818	71,646
Less: billings to date	74,871	77,932
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(3,053)	$(6,286)

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,386	$3,546
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,439)	(9,832)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(3,053)	$(6,286)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. The Company currently has $2.8 million in contingency amounts as of September 26, 2015 compared to $2.9 million as of December 27, 2014. Losses on contracts are recorded in full as they are identified.

The Company recognizes service revenue as soon as the services are performed. For clients the Company considers higher risk, due to past payment history or history of not providing written work authorizations, the Company has deferred revenue recognition until the Company receives written authorization or a payment. There is less than $0.01 million of revenue deferred as of September 26, 2015 compared to $0.3 million as of December 27, 2014.

NOTE 4 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. On April 16, 2015, the Company entered into the First Amendment to the Loan Agreement with the Lender in order to, among other things, permit the Company to repurchase up to $2 million of the Company’s common stock pursuant to the Company’s announced stock repurchase program.  See “Note 8 – Credit Facilities” of the Company’s 2014 Annual Report on Form 10-K for a description of the material terms of the Loan Agreement and the Current Report on Form 8-K filed with the SEC on April 21, 2015 for a description of the material terms of the First Amendment to the Loan Agreement.  There were no loans outstanding under, and the Company was in compliance with all of the material covenants of, the Loan Agreement as of September 26, 2015. See Note 7 for further detail regarding the Stock Repurchase Program.

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

Segment information for the nine months ended September 26, 2015 and September 27, 2014 is as follows (dollars in thousands):

For the nine months ended September 26, 2015:	EPCM	Automation	Corporate	Consolidated

Revenue	$38,174	$24,191	$—	$62,365
Gross profit	5,852	6,652	—	12,504
SG&A	2,116	1,869	6,924	10,909
Operating income (loss)	3,736	4,783	(6,924)	1,595
Other income				641
Interest expense, net				(98)
Tax expense				(219)
Net income				$1,919

For the nine months ended September 27, 2014:	EPCM	Automation	Corporate	Consolidated

Revenue	$37,742	$43,252	$—	$80,994
Gross profit	6,268	11,688	—	17,956
SG&A	2,883	2,170	7,312	12,365
Operating income (loss)	3,385	9,518	(7,312)	5,591
Other expense				118
Interest expense, net				(79)
Tax expense				(412)
Net income				$5,218

Total Assets by Segment	As of September 26, 2015	As of December 27, 2014
	(dollars in thousands)
EPCM	$10,321	$12,172
Automation	21,119	26,690
Corporate	13,723	12,794
Consolidated	$45,163	$51,656

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

NOTE 7 – STOCK REPURCHASE PROGRAM

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 26, 2015, the Company had purchased 11,299 shares for $11 thousand under the repurchase program.

NOTE 8 – FEDERAL AND STATE INCOME TAXES

The Company makes its interim tax allocation by applying estimated fiscal year effective tax rates to estimated fiscal year ordinary income together with unusual or infrequently occurring activity for the year-to-date period. The components of income tax expense for the nine months ended September 26, 2015 and September 27, 2014 were all current income tax and did not include any deferred income tax, due to the valuation allowance on the deferred tax assets.

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

Results of Operations

The Company recognizes service revenue when the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts while some of the Company's current engineered automation system revenues are earned on fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company's core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three and nine months ended September 26, 2015 versus the three and nine months ended September 27, 2014

The following table, for the three months ended September 26, 2015 versus the three months ended September 27, 2014, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended September 26, 2015:
Revenue	$11,945	$6,265	$—	$18,210	100.0%
Gross profit	1,720	2,053	—	3,773	20.7%
SG&A	653	584	2,113	3,350	18.4%
Operating income (loss)	1,067	1,469	(2,113)	423	2.3%
Other income (expense)				(4)	0.0%
Interest expense, net				(32)
Tax expense				(67)
Net income				$320	1.8%
Diluted income per share				$0.01

Three months ended September 27, 2014:
Revenue	$12,350	$14,577	$—	$26,927	100.0%
Gross profit	1,590	4,493	—	6,083	22.2%
SG&A	870	755	2,375	4,000	14.9%
Operating income (loss)	720	3,738	(2,375)	2,083	7.7%
Other income (expense)				(5)	(0.0%)
Interest expense, net				(37)
Tax expense				(231)
Net income				$1,810	6.7%
Diluted income per share				$0.07

Increase (Decrease) in Operating Results:
Revenue	$(405)	$(8,312)	$—	$(8,717)	(32.4)%
Gross profit (loss)	130	(2,440)	—	(2,310)	(38.0)%
SG&A	(217)	(171)	(262)	(650)	(16.3)%
Operating income (loss)	347	(2,269)	262	(1,660)	(79.7)%
Other income (expense)				1	(20.0)%
Interest expense, net				5
Tax expense				164
Net income				$(1,490)	(82.3)%
Diluted income per share				$(0.06)

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table, for the nine months ended September 26, 2015 versus the nine months ended September 27, 2014, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Nine months ended September 26, 2015:
Revenue	$38,174	$24,191	$—	$62,365	100.0%
Gross profit	5,852	6,652	—	12,504	20.0%
SG&A	2,116	1,869	6,924	10,909	17.5%
Operating income (loss)	3,736	4,783	(6,924)	1,595	2.6%
Other income				641	1.0%
Interest expense, net				(98)
Tax expense				(219)
Net income				$1,919	3.1%
Diluted income per share				$0.07

Nine months ended September 27, 2014:
Revenue	$37,742	$43,252	$—	$80,994	100.0%
Gross profit	6,268	11,688	—	17,956	22.2%
SG&A	2,883	2,170	7,312	12,365	15.3%
Operating income (loss)	3,385	9,518	(7,312)	5,591	6.9%
Other income				118	0.1%
Interest expense, net				(79)
Tax expense				(412)
Net income				$5,218	6.4%
Diluted income per share				$0.19

Increase (Decrease) in Operating Results:
Revenue	$432	$(19,061)	$—	$(18,629)	(23.0)%
Gross profit (loss)	(416)	(5,036)	—	(5,452)	(30.4)%
SG&A	(767)	(301)	(388)	(1,456)	(11.8)%
Operating income (loss)	351	(4,735)	388	(3,996)	(71.5)%
Other income (expense)				523	443.2%
Interest expense, net				(19)
Tax expense				193
Net income				$(3,299)	(63.2)%
Diluted income per share				$(0.12)

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue – Our revenue is generally driven by our current projects which vary significantly in size and quantity and has historically served clients in the upstream, midstream and downstream sectors of the energy industry. We typically work on projects where our scope of work ranges from less than $5,000 to over $17 million, and averages approximately $0.5 million. Many of our larger projects are bid and awarded based upon a large number of factors most of which are governed by our customers. Many of our smaller projects are awarded to us under master service agreements or alliance agreements with our customers. These agreements facilitate the direct award of projects to us by our customers because most of the business terms have been established. Revenue for the three and nine months ended September 26, 2015, as compared to the three and nine months ended September 27, 2014 decreased approximately $8.7 million and $18.6 million, respectively. The decrease was driven by Automation whose revenues decreased $8.3 million and $19.0 million for the three and nine months ended September 26, 2015 primarily as a result of significant order cancellations in the upstream market in the beginning of the first quarter that have not yet been replaced. EPCM revenues decreased slightly for the three months ended September 26, 2015 and increased slightly for the nine months ended September 26, 2015 and were positively impacted by several projects that were awarded in the fourth quarter of last year, primarily in the downstream market. While our clients are continuing to perform smaller maintenance and capital improvement programs, they are generally investing less in major new capital expansions at this time.

Gross Profit – Gross profit generated from our EPCM segment was $1.7 million and $5.9 million for the three and nine months ended September 26, 2015 compared to $1.6 million and $6.3 million in the comparable three and nine month periods last year, with EPCM margins increasing to 14.4% from 12.9% for the three months ended September 26, 2015 over the three months ended September 27, 2014 and decreasing to 15.3% from 16.6% for the nine months ended September 26, 2015 over the nine months ended September 27, 2014. While revenues in our EPCM segment increased slightly, the utilization of our personnel was reduced as several projects have been slow to start.  In our Automation segment, gross profit decreased to $2.0 million and $6.7 million for the three and nine months ended September 26, 2015 from $4.5 million and $11.7 million for the three and nine months ended September 27, 2014, respectively. Automation segment margins increased to 32.8% and 27.5% from 30.8% and 27.0% for the comparable three and nine month periods last year, respectively. A large part of these increases is due to the recognition of project cost efficiencies on certain fixed price projects as they near completion. As a percentage of revenue, our overall gross profit margin for both of our operating segments decreased to 20.7% and 20.0% for the three and nine months ended September 26, 2015 from 22.2% and 22.2% for the three and nine months ended September 27, 2014, respectively.

Selling, General and Administrative – Overall our SG&A expenses decreased by $0.7 million and $1.5 million from the three and nine months ended September 27, 2014 to the current period, respectively. As a percentage of revenue, SG&A expenses increased to 18.4% and 17.5% of revenues for the three and nine months ended September 26, 2015, versus 14.9% and 15.3% of revenues, in the comparable three and nine month periods of the prior year. While we have reduced our overhead expenses compared to last year, the increase in expense rate is due to lower revenue volumes. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Other Income (Expense) – Other expense increased to $4 thousand for the three months ended September 26, 2015 from $5 thousand for the three months ended September 27, 2014.  Other income increased to $0.6 million for the nine months ended September 26, 2015 from $0.1 million for the nine months ended September 27, 2014. This increase for the nine months ended September 26, 2015 is due to the resolution and ultimate liquidation and collection of the Steele and Furmanite notes receivable during the first quarter of 2015.

Interest Expense, net - Interest expense is less than $0.1 million for the three and nine months ended September 26, 2015 and September 27, 2014. Our interest expense consists primarily of interest on our capital leases, amortization of the cost of obtaining the Loan Agreement with Regions Bank, unused Loan Agreement line fees and other fees associated with the Loan Agreement. We currently have no loans outstanding under the Loan Agreement.

Tax Expense - Income tax expense for the three and nine months ended September 26, 2015, was comparable to the three and nine months ended September 27, 2014. The effective income tax rate for the nine months ended September 26, 2015 was 6.8% as compared to 7.3% for the nine months ended September 27, 2014. Our federal income tax expense continues to be impacted by the valuations taken on prior year tax assets and the release of those valuations against current year income tax. In certain states our income tax is not calculated on our net income but rather on other revenue calculations. Therefore, we may show fluctuations in our effective income tax rates.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

 Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the Loan Agreement with Regions Bank discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the facility as of September 26, 2015, or under our previous facility as of December 27, 2014. We had cash of approximately $11.9 million and $6.2 million available under the Borrowing Base at September 26, 2015, and $6.2 million in cash as of December 27, 2014. Our working capital as of September 26, 2015 was $25.8 million versus $20.4 million as of December 27, 2014. We believe our current cash on hand, availability under the Loan Agreement and our other working capital are sufficient to fund our ongoing operations.

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

Cash Flows from Operating Activities

Operating activities provided approximately $0.9 million in net cash during the nine months ended September 26, 2015, compared with net cash provided by operations of $3.2 million during the comparable period in 2014.  The primary driver of our decrease in cash provided by operations is a decrease of $3.3 million in net income for the nine months ended September 26, 2015 as compared to the nine months ended September 27, 2014. The decrease in cash provided by operations is the result of a decrease in trade receivables due to a decrease in revenue and a decrease in billings in excess of cost primarily due to the mix of customers for which we perform fixed price projects and their related payment terms.

Cash Flows from Investing Activities

Investing activities used cash totaling $0.9 million for the nine months ended September 26, 2015, and $0.2 million for the comparable period in 2014. During both periods, our investing activities were composed primarily of acquiring property and equipment.

Future investing activities are anticipated to remain consistent with past practice, in principal, and include capital additions for leasehold improvements and technical applications, as well as potential repurchases of our common stock. The Company uses vendor leasing programs as needed to keep technology up-to-date on its software and equipment, such as upgrades to computers. The Loan Agreement with Regions Bank limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities provided cash totaling approximately $5.6 million during the nine months ended September 26, 2015 and used cash totaling approximately $1.2 million during the nine months ended September 27, 2014. The primary driver of the increase was the proceeds received from the collection of our notes receivable. For the nine months ended September 26, 2015, we also repurchased $11 thousand of common stock pursuant to the “stock repurchase program.”

Cash increased during the period by $5.7 million bringing our total cash on hand to $11.9 million, which may be used to expand our business.

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. On April 16, 2015, the Company entered into the First Amendment to the Loan Agreement with the Lender in order to, among other things, permit the Company to repurchase up to $2 million of the Company’s common stock pursuant to the Company’s announced stock repurchase program. There were no loans outstanding under this Loan Agreement as of September 26, 2015 or December 27, 2014.

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

The Company is in compliance with all of the material covenants of the Loan Agreement as of September 26, 2015.

Stock Repurchase Program:  On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 26, 2015, the Company had purchased 11,299 shares under the repurchase program.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Loan Agreement with Regions Bank. As of September 26, 2015, we had zero borrowings under the Loan Agreement. Any future borrowing will accrue interest as detailed in Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Line of Credit Facility” above.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2015, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2015, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 26, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of September 26, 2015, our backlog was approximately $38.0 million, including $15.6 million for the CPC Project. Substantially all of this backlog is expected to be completed in 2015 and 2016. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a precipitous decline in crude oil and natural gas prices from mid-2014 to the current date, with crude oil alone declining approximately 50% in the last six months of 2014.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.   The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $85 million over the life of the contract and represents approximately $15.6 million of our backlog at September 26, 2015.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, Russia and the Ukraine are experiencing significant unrest, which has escalated into an armed conflict.  Economic sanctions by the U.S., United Nations or other countries have occurred against Russia, and additional sanctions are possible as the situation continues throughout 2015.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

•	Increased expense to comply with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;
•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	Political, social and economic instability; and
•	Expropriation of assets by foreign governments.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 26, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
June 28, 2015 to July 25, 2015	—	$—	—	$2,000,000
July 26, 2015 to August 22, 2015	—	—	—	2,000,000
August 23, 2015 to September 26, 2015	11,299	0.99	11,299	1,988,874
Total	11,299		11,299	$1,988,874

(1)  On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 26, 2015, the Company had purchased 11,299 shares under the repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008.	10-Q	3.2	5/7/2008	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2015

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2015

*32.0
Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2015

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

Dated:	November 6, 2015
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer