Form 10-K
period 2015-12-26
ENGLOBAL CORP
filed 2016-03-03
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐   No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 26, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $17,657,221 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 26, 2015).

The number of shares outstanding of the registrant's $0.001 par value common stock on February 28, 2016 is as follows: 27,849,943 shares.

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 25, 2016.

ENGLOBAL CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management's beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries' serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this Report entitled “Risk Factors,” among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (1) our ability to satisfy the continued listing standards of the NASDAQ with respect to our common stock or to cure any continued listing standard deficiency with respect thereto, (2) the effect of economic downturns and the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014; (3) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (4) our ability to retain existing customers and attract new customers; (5) our dependence on one or a few customers; (6) the uncertainties related to the US Government’s budgetary process and their effects on our long-term US Government contracts; (7) our ability to attract and retain key professional personnel; (8) operational and political risks in Russia and Kazakhstan along the Caspian Sea; (9) our ability to sustain profitability and positive cash flow from operations; (10) our ability to identify, consummate and integrate potential acquisitions; (11) our ability to execute to our internal performance plans such as our post-divestiture outlook, productivity improvement and cost containment initiatives; (12) our reliance on third-party subcontractors and equipment manufacturers; (13) our ability to comply with the terms under our credit facility; (14) internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks, (15)  the effect of changes in laws and regulations with which the Company must comply and the associated costs of compliance with such laws and regulations; and (16) the effect of changes in accounting policies and practices as may be adopted by regulatory agencies. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal's filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company's most recent reports on Form 10-K and 10-Q, and other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry. All of the information contained in this Annual Report on Form 10-K relates to the annual periods ended December 26, 2015 and December 27, 2014.  We have positioned ourselves as a leading, reliable, high quality service provider to our customers. To that end, in the fourth quarter of 2012, we implemented a strategic plan that included divesting our non-core assets, implementing process improvements and cost cutting. In late 2012 and early 2013, we discontinued our Electrical Services division and sold our Field Solutions segment. In August 2013, we sold a significant portion of our Engineering Procurement and Construction Management business. The result is a smaller company that is focused on our two remaining segments, (1) Engineering, Procurement and Construction Management (“EPCM”) and (2) Automation engineering and integration. The impact of these strategic moves and a severe decline in overall market conditions with respect to the oil and gas industry in 2015 was a decline in our revenue from continuing operations to $79.6 million in 2015 from $169.0 million in 2013. As a result, we have been reducing the amount of risk we are accepting in the work we are currently performing, which has resulted in less construction management and the associated procurement services, while enhancing project execution. This reduction in procurement services has resulted in reduced revenues as compared to 2012 levels, but has had a positive impact on our gross profit margin as procurement services are typically provided at lower mark-ups. Our gross profit margins in 2014 and 2015 improved over 20% as compared to gross profit margins of 12.6% and 8.2% in 2013 and 2012, respectively. Additionally, we have reduced our expenses by reducing employee headcount, closing offices and implementing cost controls. We have reduced our employee count from approximately 1,700 employees as of December 29, 2012 to approximately 344 employees as of December 26, 2015 in five offices located in the following cities: Houston, Texas; Tulsa, Oklahoma; Denver, Colorado; and Mobile, Alabama.  As a result, selling, general and administrative expenses (“SG&A”) in our core businesses were reduced from $25.2 million to $14.2 million, or 43.7% from 2012 to 2015 and we continue to look for ways to reduce our overhead in 2016 while maintaining a high level of service. These changes generated a net income of $6.0 million in 2014 versus a net loss of $3.0 million in 2013. We continued to be profitable in 2015 reporting $2.3 million of income before income taxes while facing a strong downward market trend. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  Through these efforts, we have created a foundation on which we can again begin to grow our company.

We have access to a Line of Credit Facility with Regions Bank of up to $10 million, depending on the borrowing base (see Note 6 – Credit Facilities). We had no loans outstanding as of December 26, 2015 and had cash on hand of approximately $7.8 million and $6.2 million at December 26, 2015 and December 27, 2014, respectively, which is sufficient to conduct our ongoing operations and fund growth.

Available Information

We are currently subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public at the SEC's website at http://www.sec.gov. Our SEC filings are also available at our website at www.englobal.com .

ENGlobal Website

You can find financial and other information about ENGlobal at our website at www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are provided free of charge through our website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the SEC. Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and our Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers; (iii) information concerning our directors and our Board of Directors Committees, including Committee charters; and (iv) information concerning transactions in ENGlobal securities by directors and executive officers, is available on our website under the Investors link. Information on our website or any other website is not a part of this Report.  We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

Business Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Below is the percentage of revenue for each operating segment:

	Percentage of Revenues
Segments	2015	2014
EPCM	61.9%	46.7%
Automation	38.1%	53.3%
Total	100.0%	100.0%

The decline in the percentage of revenue contributed by the Automation segment is the result of significant order cancellations in the upstream oil and gas industry in the beginning of 2015 and a strong decline on the overall energy industry.

Engineering, Procurement and Construction Management (“EPCM”) Segment

Selected financial data for this segment for the years ended December 26, 2015 and December 27, 2014, respectively, is summarized as follows (dollars in thousands):

	2015	2014
Revenue – Continuing operations	$49,277	$50,437
Operating profit (loss)	$4,219	$4,364
Total assets	$13,009	$12,172

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

The EPCM segment has existing blanket service contracts under which it provides clients with services either on a time-and-material or fixed-price basis. We strive to establish longer term “alliance” or “preferred provider” relationships with our clients that can be expected to provide a steadier stream of work. In addition, this segment provides outsourced personnel to ENGlobal clients, a service that contributes to a more stable business mix for us.

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

The EPCM segment derives revenue primarily on contracts from time-and-material fees charged for professional and technical services. Its net income is derived primarily from services it provides to the oil and gas industry and to the US government. The segment sometimes enters into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement and construction management are performed for a fixed amount.

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

Automation Segment

Selected financial data for this segment for the years ended December 26, 2015 and December 27, 2014, respectively, is summarized as follows (dollars in thousands):

	2015	2014
Revenue	$30,328	$57,463
Operating profit	$6,832	$12,385
Total assets	$19,570	$26,690

The Automation segment provides services related to the design, integration and implementation of process distributed control and analyzer systems, advanced automated data gathering systems and information technology primarily to the energy industry throughout the United States, as well as a specific project in Central Asia. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries throughout the United States and in Kazakhstan and Russia.

Currently, we are working on a significant project in Kazakhstan and Russia, the Caspian Pipeline Consortium Project (“CPC Project”).  Under the Russian Federation contract pursuant to the CPC Project, ENGlobal’s scope includes engineering, procuring equipment, integrating, programming, and fabricating of 230 control system panels for eight new pump stations and the upgrade of three existing pump stations, storage facilities, and a marine terminal. The contract for the Republic of Kazakhstan pursuant to the CPC Project consists of engineering, procuring equipment, integrating, and fabricating 78 control system panels for two new and two existing pump stations, in addition to start-up and commissioning services for the local control systems and valves. The CPC Project generated $11.8 million and $17.7 million of revenues in 2015 and 2014, respectively.  Total revenues of approximately $14.0 million are expected from this project in 2016 and 2017.

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

Acquisitions and Divestitures

Historically, we have expanded our business through both internal initiatives and through strategic acquisitions. During 2012 and early 2013, we discontinued our Electrical Services division and sold our Field Solutions segment and the Gulf Coast portion of our ongoing EPCM business. During 2015, we focused on operating our core EPCM and Automation business, processes and infrastructure to position ourselves to take advantage of growth opportunities as they are presented, both organic and external and which may be outside of the energy industry.

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

Business Strategy

Our primary objective continues to be to develop our own proprietary products and services in addition to strengthening our position as a leading full service provider of project delivery services by enhancing our overall range of capabilities in the areas of engineering and construction management and automation services.  While our focus on restructuring and downsizing our operations, in 2012 and 2013, resulted in an improvement in our operating results and financial position for 2014, the decline in the energy industry has slowed our progress in 2015. We continue to maintain our core business strengths, monitor cost saving opportunities and maintain a good financing relationship with our lender.  Specifically, we are focused on the following:

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

●
Financial Relationships – In 2014, we entered into a credit facility which provides access to up to $10 million of revolving loans, based on our eligible accounts receivable.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Sales and Marketing

ENGlobal derives revenues primarily from three sources: (1) business development, (2) preferred provider or alliance agreements with strategic clients, and (3) referrals from existing customers and industry members. Our Senior Vice President of Business Development supervises our in-house business development professionals assigned to clients and territories within the United States. Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development managers and business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 70.9% of our total revenues for 2015 and 78.9% of our total revenues for 2014. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2015 were the Caspian Pipeline Consortium and the US Government. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers.

For the years ended December 26, 2015 and December 27, 2014, we had approximately 121 and 127 active customers, respectively.

Contracts

We generally enter into two principal types of contracts with our clients: time-and-material contracts and fixed-price contracts. Our mix of net revenue between time-and-material and fixed-price contracts is shown in the table below. Our clients typically determine the type of contract to be utilized for a particular engagement, with the specific terms and conditions of a contract resulting from a negotiation process between us and our client.

	Time-and-material		Fixed-price
	Revenue	%	Revenue	%
2015	(dollars in thousands)
EPCM	$45,237	57%	$4,040	5%
Automation	12,256	15%	18,072	23%
Total	$57,493	72%	$22,112	28%
2014
EPCM	$48,004	44%	$2,433	2%
Automation	10,702	10%	46,761	44%
Total	$58,706	54%	$49,194	46%

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

At December 26, 2015, our backlog was approximately $36 million, including approximately $14 million on the CPC Project, compared to approximately $68 million, including approximately $23 million on the CPC Project at December 27, 2014.  This decrease in backlog is primarily due to completion of work on the CPC Project and the cancellation of orders from the upstream oil and gas industry at the beginning of 2015.  We expect the majority of our backlog to be completed during 2016. The backlog at December 26, 2015 and December 27, 2014 consisted of approximately $33 million and $57 million with commercial customers and approximately $3 million and $11 million with the US Government. Backlog on federal programs includes only the portion of the contract award that has been funded. In 2015, the US Government delayed awarding certain contracts due to internal changes in the award process. We expect that a portion of the delayed awards from 2015 will be awarded in 2016, in addition to the amount of contract awards expected in 2016. As a result, we believe our awards in 2016 will increase. The backlog for each of our segments at December 26, 2015 and December 27, 2014 was as follows (in millions):

Backlog (in millions)
	2015	2014
Automation	$22	$32
EPCM	$14	$36

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

Patents, Trademarks, Licenses

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. In addition, the U.S. Patent and Trademark Office issued our “Integrated Rack” patent No. 7,419,061 B1 in 2008, our “Universal Master Control Station System” patent No. 8,601,491 B1 in 2013, our “Modular HVAC System for Providing Positive Pressure to an Interior of a Positive Pressure Facility” patent No. 8,670,870 in 2014, our “Method of Controlling a Plurality of Master Control Stations” patent No. 8,959,447 B1 and our “Client Configuration Tool” patent No. 8,983,636 in 2015.

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

Employees

As of December 26, 2015, we employed approximately 344 individuals on a full-time equivalent basis compared to approximately 459 individuals on a full-time equivalent basis as of December 27, 2014.  The 25% decrease in personnel in 2015 was primarily attributable to the attrition of employees as upstream oil and gas industry projects were canceled and the awards for new projects declined overall. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. While the overall number of employees has declined, during 2015 we strategically hired several talented, experienced individuals with significant connections with our current and new customers to expand our product offerings to our existing customers and to gain market share. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Government Regulations

ENGlobal and certain of its subsidiaries are subject to various foreign, federal, state, and local laws and regulations relating to our business and operations, and various health and safety regulations established by the Occupational Safety and Health Administration (OSHA). We are subject to a variety of state, local and foreign licensing, registration and other regulatory requirements governing the practice of engineering and other professional disciplines. For example, OSHA requires Process Safety Management to prevent the release of hazardous chemicals, the Department of Transportation (DOT) requires that pipeline operators are in full compliance with pipeline safety regulations, and the Environmental and Protection Agency (EPA) provides incentives to reduce chemical emissions. Currently, we are not aware of any situation or condition relating to the regulation of the Company, its subsidiaries, or personnel that we believe is likely to have a material adverse effect on our results of operations or financial condition.

Benefit Plans

ENGlobal sponsors a 401(k) retirement plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. For active participants, we match 33.3% of elective deferrals up to 6%, for a maximum of 2% of an employee’s compensation. We have made contributions totaling $358,279 and $386,377 to the plan for the years ended December 26, 2015 and December 27, 2014, respectively.

Geographic Areas

In 2015 and 2014, substantially all of our operations were in the United States except for the project located in Russia and Kazakhstan known as the CPC Project. The CPC Project is engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium. Granted under two contracts, one in the Russian Federation and one in the Republic of Kazakhstan, the three-phase project are expected to have a total value of approximately $86 million over the life of the contract, of which approximately $14.0 million remains in our backlog as of December 26, 2015, and is expected to be completed in 2016 and 2017.  This project contributed revenues of approximately $11.8 million and $17.7 million for the years ended December 26, 2015 and December 27, 2014, respectively.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

Economic downturns and the volatility of oil and natural gas prices and significantly depressed oil prices since the end of 2014 could have a negative impact on our businesses. Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the petroleum refining, petroleum chemical and pipeline industries and in other industries that we provide services to. During economic downturns in these industries, our customers' need to engage us may decline significantly and projects may be delayed or cancelled. We cannot predict how long the current economic downturn will last or how long the price of oil will remain relatively low. However, these factors can cause our profitability to decline significantly.

In addition, demand for our services in the upstream oil and gas industry fluctuates and relies on our clients’ willingness to make future expenditures to explore for, develop, produce and transport oil and natural gas in the United States.  For example, during the beginning of 2015, we experienced significant order cancellations in the upstream oil and gas industry as a result of significant declines in oil and natural gas prices.  Our clients’ willingness to undertake these activities depends largely on the following factors:

•	Prices, and expectations about future prices, of oil and natural gas;
•	Domestic and foreign supply of and demand for oil and natural gas;
•	The cost of exploring for, developing, producing and delivering oil and natural gas;
•	Weather conditions, such as hurricanes, which may affect our clients’ ability to produce oil and natural gas;
•	Available pipeline, storage and other transportation capacity;
•	Federal, state and local regulation of oilfield activities;
•	Environmental concerns regarding the methods our customers use to produce oil and natural gas;
•	The availability of water resources and the cost of disposal and recycling services; and
•	Seasonal limitations on access to work locations.

Anticipated future prices for oil and natural gas are a primary factor affecting spending by our clients.  Historically, the markets for oil and natural gas have been volatile and oil prices have been significantly depressed since the end of 2014.  Lower prices or volatility in prices for oil and natural gas typically decreases spending by our clients, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. Further, the lower prices and volatility in prices for oil and natural gas exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.   Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients' financial condition, there is no guarantee that we will accurately assess their creditworthiness.  To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected.  Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow.  Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

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

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2015, our top three clients accounted for approximately 15.0%, 14.8% and 8.1% of our revenue, respectively. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a US Government contractor, or any exercise by the US Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business.  In 2015, we generated approximately 15% of our revenue from contracts with US federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our US Government contracting business, including the following:

•	The failure of the US Government to complete its budget and appropriations process before its fiscal year-end, which may result in US Government agencies delaying the procurement of services;
•	Budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;
•	The timing and amount of tax revenue received by federal, and state and local governments, and the overall level of government expenditures;
•	Delays associated with insufficient numbers of government staff to oversee contracts;
•	Competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;
•
Unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with federal, state or local governments;

•	A dispute with or improper activity by any of our subcontractors; and
•	General economic or political conditions.

In addition, we must comply with and are affected by US federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. US government agencies, such as the DCAA, routinely audit and investigate government contractors and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements of applicable laws, regulations and standards, the DCAA auditor may recommend that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

Also, US Government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail, renegotiate, or terminate contracts and subcontracts at the government's convenience any time prior to their completion. Any decision by a US Government client to modify, delay, curtail, renegotiate, or terminate our contracts at their convenience may result in a decline in our profits and revenue.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of December 26, 2015, our backlog was approximately $36 million, including $14 million for the CPC Project. We expect a majority of this backlog to be completed in 2016. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a precipitous decline in crude oil and natural gas prices from mid-2014 to the current date.

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

The failure to attract and retain key professional personnel could materially adversely affect our business. Our success depends on attracting and retaining qualified personnel even in an environment where the contracting process is more difficult. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. In particular, competition for key management personnel continues to be intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or be able to attract or assimilate key personnel in the future. Failure to attract and retain such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States. The CPC Project is engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $86 million over the life of the contract and represents approximately $14 million of our backlog at December 26, 2015.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, Russia and the Ukraine are experiencing significant unrest, which has involved, among other things, Russia’s annexation of the Crimean region of Ukraine in 2014.  As a result, economic sanctions by the U.S., United Nations and other countries remain in place against Russia, and additional sanctions are possible as the situation continues into 2016.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

Our credit facility could limit our ability to finance operations or engage in other business activities and could have a material impact on our financial condition. Historically, we have relied on credit facilities with significantly higher levels of availability to provide us with adequate working capital to operate and expand our business.  Our current credit facility, which consists of a revolving loan facility in addition to a sub-facility for letters of credit, currently provides for up to $10.0 million in credit, based primarily on our eligible accounts receivable. The credit facility restricts us from mergers, acquisitions, sales of assets, and paying dividends, among other provisions which could restrict opportunities for growth. As of December 26, 2015, there was no balance outstanding under the credit facility.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our clients, which could damage our reputation and adversely affect our revenue, profitability and operating results.  Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our clients for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected. We have invested and will continue to pursue further investments in systems that will allow us to achieve and remain in compliance with the regulations governing our business; however, there can be no assurance that such systems will be effective at achieving and maintaining compliance or that we will not incur additional costs in order to make such systems effective.

Force majeure events such as natural disasters could negatively impact the economy and the industries we service, which may negatively affect our financial condition, results of operations and cash flows. Force majeure events, such as hurricanes, could negatively impact the economies of the areas in which we operate. For example, Hurricanes Gustav and Ike caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry, but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. In some cases, we remain obligated to perform our services after a natural disaster even though our contracts may contain force majeure clauses. In those cases, if we are not able to react quickly and/or negotiate contractual relief on favorable terms to us, our operations may be significantly and adversely affected, which would have a negative impact on our financial condition, results of operations and cash flows.

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

Our common stock may be delisted from NASDAQ, which may make it more difficult for you to sell your shares.  In February 2016, we received written notice from The NASDAQ Stock Market (“NASDAQ”) indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until August 1, 2016, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day period.

If we are not in compliance with the minimum bid price requirement by August 1, 2016, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except the minimum bid price requirement. In addition, we would be required to notify NASDAQ of our intent to cure the minimum bid price deficiency by implementing a reverse stock split.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria. Delisting of our common stock by NASDAQ would adversely affect the market price and liquidity of our common stock, your ability to sell your shares of our common stock and our ability to raise capital.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold.   Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 46,941,487 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of December 26, 2015. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan.  Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

Our stock price could be volatile, which could cause you to lose part or all of your investment.   The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2015, the sales price of our stock ranged from a low of $0.88 per share in August 2015, to a high of $2.28 per share in February 2015. Factors such as announcements concerning our financial and operating results, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.  From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote.   Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 55% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

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

ITEM 2. PROPERTIES

Facilities

We lease space in five buildings in the U.S. totaling approximately 193,000 square feet. The leases have remaining terms ranging from six months to four years and are on terms that we consider commercially reasonable. ENGlobal is in discussions to extend leases with remaining terms of less than one year or enter into new leases for comparable space. ENGlobal has no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices in Tulsa, Oklahoma; Denver, Colorado; and Mobile, Alabama. Approximately 112,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location.  Our Automation segment performs assembly services in its Houston, Texas shop facility with approximately 81,000 square feet of space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on the NASDAQ Capital Market (NASDAQ - CM) under the symbol “ENG” since April 16, 2013 and the NASDAQ Global Market prior to that date. Newspaper and on-line stock listings identify us as “ENGlobal.”   The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	Fiscal Year Ended
	December 26, 2015		December 27, 2014
	High	Low	High	Low
First quarter	$2.28	$1.63	$1.74	$1.38
Second quarter	$1.74	$1.35	$4.22	$1.51
Third quarter	$1.42	$0.88	$3.71	$2.11
Fourth quarter	$1.30	$0.92	$2.92	$1.28

The foregoing prices, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades. As of December 26, 2015, approximately 250 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

We are authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Board of Directors has the authority to approve the issuance of all or any of these shares of the Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility, such as businesses becoming available for acquisition.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock for the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
September 27, 2015 to October 31, 2015	25,750	$0.98	25,750	$1,963,138
November 1, 2015 to November 28, 2015	—	—	—	1,963,138
November 29, 2015 to December 26, 2015	16,695	0.99	16,695	1,946,318
Total	42,445		42,445	1,946,318

(1)  On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of December 26, 2015, the Company had purchased and retired 53,744 shares under the repurchase program. As of February 23, 2016, we have purchased and retired an aggregate amount of 250,000 shares at a total cost of $232 thousand under this program.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. We intend to retain any future earnings for reinvestment in our business and we do not intend to pay cash dividends in the foreseeable future. In addition, restrictions contained in our credit facility do not permit the declaration, payment or distribution of dividends on our common or preferred stock. In addition, no funds, property or assets may be used to purchase or redeem common or preferred stock. The payment of dividends in the future, if any, will depend on numerous factors, including our earnings, capital requirements and operating and financial position as well as general business conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

As of the date of this Report, we believe that we are in a strong financial position when compared to recent years in our history. During 2012 and into 2013, we realigned operations and strategic vision, resulting in the divestiture of several non-core business units. Additionally, we sold a non-core portion of our EPCM business. We are now focused on building our remaining two core business segments: Engineering, Procurement and Construction Management and Automation. As part of the realignment, we cut our expenses by reducing employee headcount, closing offices and creating an enhanced operational focus on gross margin improvement and cost controls. In addition, we saw an increase in capital project spending in limited markets in 2014 and 2013.  As a result, we were able to generate positive net income and cash flow from operations in 2014 and, while our revenues and profits have declined in 2015 due primarily to the decline in the upstream oil and gas industry, we believe we are well positioned to take advantage of organic and external growth opportunities as they are presented.

The outlook for the energy industry is uncertain at best, with the decline in crude oil and natural gas prices, including significantly depressed prices for oil since the end of 2015. Pricing for our services continues to be very competitive in this environment. Going into 2016, we have an ongoing, extremely focused marketing effort and are seeing an adequate amount of proposal activity, which we believe will translate into maintaining our backlog. In particular, we are focused on higher margins and lower risks associated with significant projects located inside of the United States.

Results of Operations

Our revenue from operations is comprised of EPCM services revenue and the sale of integrated engineered automation systems and other automation engineering services. We recognize service revenue as soon as the services are performed. The majority of our engineering services have historically been provided through time-and-material contracts whereas a majority of our integrated engineered automation system revenues are earned on fixed-price contracts.

In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in total are at margins lower than those of our services business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of our core business trends.

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

Comparison of the years ended December 26, 2015 and December 27, 2014

The following table set forth below, for the years ended December 26, 2015 and December 27, 2014, provides financial data that is derived from our consolidated statements of operations (dollars in thousands, except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 26, 2015:
Revenue	$49,277	$30,328	$—	$79,605	100.0%
Gross profit	6,963	9,305	—	16,268	20.4%
SG&A	2,744	2,473	8,951	14,168	17.8%
Operating income (loss)	4,219	6,832	(8,951)	2,100	2.6%
Other income				357	0.4%
Interest expense, net				(135)	(0.2)%
Tax benefit (expense)				8,214	10.6%
Net income				$10,536	13.5%
Earnings per share				$0.38

For the Year Ended December 27, 2014:
Revenue	$50,437	$57,463	$—	$107,900	100.0%
Gross profit	8,194	15,254	—	23,448	21.7%
SG&A	3,830	2,869	9,869	16,568	15.4%
Operating income (loss)	4,364	12,385	(9,869)	6,880	6.4%
Other expense				(129)	(0.1)%
Interest expense, net				(88)	(0.1)%
Tax expense				(632)	(0.6)%
Net income				$6,031	5.6%
Earnings per share				$0.22

Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(1,160)	$(27,135)	$—	$(28,295)	(26.2)%
Gross profit	(1,231)	(5,949)	—	(7,180)	(30.6)%
SG&A	(1,086)	(396)	(918)	(2,400)	(14.5)%
Operating income (loss)	(145)	(5,553)	918	(4,780)	(69.5)%
Other income (expense)				486	(376.7)%
Interest expense, net				(47)	53.4%
Tax benefit (expense)				8,846	(1,399.6)%
Net income				$4,505	74.7%
Earnings per share				$0.16

Revenue – Overall, our revenue for the year ended December 26, 2015, as compared to the year ended December 27, 2014 decreased 26.2% to $79.6 million from $107.9 million.

Revenue from the Automation segment decreased 47.3% to $30.3 million for the year ended December 26, 2015, as compared to $57.5 million for the comparable period in 2014. The decrease is primarily attributable to significant order cancellations in the upstream oil and gas industry in the beginning of the first quarter, which were not replaced during the year.

Revenues from the EPCM segment decreased 2.3% to $49.3 million for the year ended December 26, 2015 as compared to $50.4 million for the year ended December 27, 2014. EPCM revenues were positively impacted by several projects that were awarded in the fourth quarter of last year, primarily in the downstream market. While our clients are continuing to perform smaller maintenance and capital improvement programs, they are generally investing less in major new capital expansions at this time.

Gross Profit – Gross profit for the year ended December 26, 2015 was $16.3 million, a decrease of 30.3% from $23.4 million for the comparable period. Gross profit margin was 20.4% for the year ended December 26, 2015, a decrease from the 21.7% gross profit margin for the year ended December 27, 2014.

Gross profit in the Automation segment decreased 39.2% to $9.3 million producing a gross profit margin of 30.7% for the year ended December 26, 2015 as compared to $15.3 million with a gross profit margin of 26.5% for the year ended December 27, 2014.  The decrease in gross profit is directly related to the reduction in revenue; however, the increase in the gross profit margin is primarily driven by the recognition of project cost efficiencies on fixed price projects as they near completion.

Gross profit in our EPCM segment decreased 15.0% to $7.0 million for a gross profit margin of 14.1% for the year ended December 26, 2015 as compared to $8.2 million for a gross profit margin of 16.2% for the year ended December 27, 2014.  The decrease was the result of the decline in oil prices, which led some of our clients to delay or cancel projects, negatively impacting manpower utilization. Our margins are expected to improve as manpower utilization comes back into balance with the current workload.

Selling, General and Administrative – Overall, our SG&A expenses decreased by $2.4 million for the year ended December 26, 2015 as compared to the year ended December 27, 2014. While we have reduced our overhead expenses compared to last year, the increase in expense as a percentage of revenues is due to lower revenue. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Other Income (Expense) – Other income increased by $0.5 million for the year ended December 26, 2015 as compared to the year ended December 27, 2014, due to the resolution and ultimate liquidation and collection of the Steele and Furmanite notes receivable during the first quarter of 2015 partially offset by approximately $0.3 million of expense for a potential acquisition that did not close.

Interest Expense, net – Interest expense is less than $0.1 million for the years ended December 26, 2015 and December 27, 2014. Our interest expense consists primarily of interest on our capital leases, amortization of the cost of obtaining the Loan Agreement with Regions Bank, unused Loan Agreement line fees and other fees associated with the Loan Agreement. We currently have no amounts outstanding under the Loan Agreement.

Tax Expense – Our effective tax rate for the years ended December 26, 2015 and December 27, 2014 were (353.8)%  and 9.5%, respectively. Our effective tax rate differs from the federal statutory income tax rate primarily due to changes in the valuation allowance placed against our deferred tax assets offset by certain adjustments related to amending prior year returns. Excluding these items, the effective tax rate for fiscal years 2015 and 2014 would be 13.8% and 38.4%, respectively.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the Loan Agreement discussed under “Line of Credit Facility” below. The Borrowing Base under this Loan Agreement was $4.6 million as of December 26, 2015. There were no borrowings outstanding under the Loan Agreement as of December 26, 2015 and December 27, 2014. We had cash of $7.8 million and $6.2 million at December 26, 2015 and December 27, 2014, respectively. Our working capital as of December 26, 2015 was $25.6 million versus $20.4 million as of December 27, 2014. We believe our current cash on hand, availability under the Loan Agreement and our other working capital is sufficient to fund our ongoing operations.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis.

Cash Flows from Operating Activities

Operating activities used approximately $2.8 million in net cash during the year ended December 26, 2015, compared with net cash provided of $3.8 million during the comparable period in 2014. The primary drivers of the increase in our cash used by operations for the year ended December 26, 2015 were 1) a decrease in net income net of deferred income tax and other non-cash items of $5.8 million, 2) the reduction of billings in excess of costs net of costs and estimated earnings and estimated earnings in excess of billings of $6.9 million, 3) cash used in other working capital items totaling $2.7 million and, 4) reduction in accounts receivable of $9.0 million. An additional $5.6 million of trade receivables were collected in the first two weeks of 2016 due to delays caused by the holiday season.

Cash Flows from Investing Activities

Investing activities used cash for the year ended December 26, 2015 of $0.6 million, and provided minimal cash for the comparable period in 2014. The primary driver of the increase in our cash used by investing activities was our increase in capital expenditures to maintain our property and equipment.

Cash Flows from Financing Activities

Financing activities provided cash totaling approximately $5.0 million and used cash of $1.5 million during the years ended December 26, 2015 and December 27, 2014, respectively. The primary driver of the increase in our cash provided from financing activities was the proceeds received from the collection of the financing notes receivables of $5.6 million and a decrease in payments on capital leases of $0.9 million partially offset by $0.1 for the stock repurchased under the stock repurchase program (see “Note 10 – Treasury Stock”).

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to us in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million (See “Note 6 – Credit Facilities”). Also on September 16, 2014, we terminated our previous credit facility with PNC Bank (See “Note 9 – Credit Facilities” of our 2013 Annual Report on Form 10-K for a description of the material terms of the PNC credit facility). There were no loans outstanding under the Loan Agreement as of December 26, 2015.

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
•
The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock, provided that the Company may repurchase up to $2 million of its common stock pursuant to its announced stock repurchase program, subject to certain conditions.

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

Stock Repurchase Program: On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. During the year ended December 26, 2015, we purchased and retired 53,744 shares at a cost of $54 thousand under this program. As of February 23, 2016, we have purchased and retired an aggregate amount of 250,000 shares at a total cost of $232 thousand under this program.

Long-term Notes Receivable

The components of short term and long term notes receivable as of December 26, 2015 and December 27, 2014, are as follows (dollars in thousands):

	2015	2014
Aspen	$514	$514
SLE	—	448
Steele	—	3,365
Furmanite	—	4,704
Increased Performance	151	—
Reserve	(514)	(3,902)
Total notes receivable	151	5,129
Less current portion	(151)	(2,165)
Notes Receivable, net of current portion	$—	$2,964

The Increased Performance was a trade receivable converted to a note receivable during 2015, bearing an interest rate of 0% per annum and due in installment payments throughout 2016 with the last payment due on October 1, 2016.

The Aspen note bears interest at 6% per annum, was due and payable in September 2011, and is fully reserved. The SLE matter was settled in December 2014 and the related note was collected in January 2015. On March 28, 2015, the Steele note was adjusted to its net realizable value and the reserve was eliminated. The note was subsequently collected in the second fiscal quarter on March 30, 2015.

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

Accounts Receivables

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased $5.9 million, or 19.7% to $24.1 million as of December 26, 2015 compared to $30.0 million as of December 27, 2014. Bad debt expense was negligible for the years ended December 26, 2015 and December 27, 2014. Our allowance for uncollectible accounts remained consistent at $1.2 million, but increased as a percentage of trade accounts receivable to 4.6% from 3.8% for 2015 from 2014. We continue to manage this portion of our business very carefully.

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

Critical Accounting Policies

Revenue Recognition

A large portion of our revenue is recognized under time-and-material contracts. Significant estimates are generally not involved in determining revenue recognition for these types of contracts. Significant estimates are involved in determining revenue recognition for fixed-price contracts.  Most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue. However, timing of accounts receivable collections could have a serious impact on our liquidity. We have instituted policies to determine the creditworthiness of new customers. Adverse changes in the economy are likely to impact smaller companies' ability to undertake and finance projects.

Our revenue is largely comprised of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts). Some contracts have not-to-exceed provisions that place a cap on the revenue that we may receive under a particular contract. The contract is awarded with the maximum aggregate revenue, referred to as the not-to-exceed amount. We do not earn revenue over the not-to-exceed amount unless we obtain a change order. Accordingly, we have deferred recognition of revenues in the amount of $0.1 million and $0.3 million for the years ended December 26, 2015 and December 27, 2014, respectively. We are not obligated to complete the contract once the not-to-exceed amount has been reached. However, if we perform work over the not-to-exceed amount prior to obtaining a valid change order, our gross profit margins are negatively impacted. Billings on time-and-material contracts are typically produced every two weeks.

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

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenue recognized in excess of amounts billed on fixed-price contracts. Our inability to manage significant levels or increases in “costs and estimated earnings in excess of billings on uncompleted contracts” could have a serious impact on our cash flow. The liability “billings in excess of costs and estimated profits on uncompleted contracts” represents amounts billed in excess of revenue recognized on fixed-price contracts.

Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated revenue when it is more likely than not that the change orders will result in a bona fide addition to value that can be reliably estimated.

Fair Value Measurements

Fair value is defined as the amount that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between unrelated third party market participants at the measurement date. In determination of fair value measurements for assets and liabilities we consider the principal, or most advantageous market, and assumptions that market participants would use when pricing the asset or liability.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized and is tested at least annually for impairment. In September 2010, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and bypass the two-step impairment test. We adopted this guidance on January 1, 2012. We performed a qualitative assessment of goodwill at December 26, 2015 and determined it was not “more likely than not” that the fair value of the reporting units were less than the carrying value of the remaining goodwill and, therefore, no goodwill impairment adjustment was required.

Income Taxes

We account for deferred income taxes in accordance with FASB ASC Topic 740 (“ASC 740”), which provides for deferred taxes using an asset and liability method.  We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.  Tax law and rate changes are reflected in income in the period such changes are enacted.

A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more-likely-than-not such asset will not be realized. We evaluate based on all available evidence, both positive and negative, regarding historical operating results, including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Based on this analysis, we recorded during 2015 a net release of the valuation allowances related to our net U.S. deferred tax assets in the amount of $11 million.

We account for uncertain tax positions in accordance with ASC 740.  When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized.  The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances.  The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 26, 2015 and December 27, 2014, we do not have any significant uncertain tax positions.

New Accounting Pronouncements and Changes in Accounting

In November 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740): which requires deferred tax liabilities and assets to be classified as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This ASU further clarifies the paragraphs within ASU 2015-03 (as discussed below) which describe the measurement of debt issuance costs related to line-of-credit arrangements. We are currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This guidance becomes effective for financial statements issued for fiscal years beginning after December 15, 2015. We are currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. In July 2015, the FASB deferred implementation of this guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period as discussed above. We are currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

Board of Directors
ENGlobal Corporation

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the “Company”) as of December 26, 2015 and December 27, 2014, and the related consolidated income statements, and statements of comprehensive income, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas

March 3, 2016

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	December 26,	December 27,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$7,806	$6,213
Trade receivables, net of allowances of $1,150 and $1,184	24,097	30,026
Prepaid expenses and other current assets	1,308	898
Notes receivable	151	2,165
Costs and estimated earnings in excess of billings on uncompleted contracts	4,062	3,546
Total Current Assets	37,424	42,848
Property and Equipment, net	2,145	2,074
Goodwill	2,806	2,806
Deferred tax asset	9,137	—
Long-term Trade and Notes Receivable, net of current portion and allowances	—	2,964
Other Assets	688	964
Total Assets	$52,200	$51,656
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,182	$5,855
Accrued compensation and benefits	3,086	3,637
Billings in excess of costs and estimated earnings on uncompleted contracts	3,912	9,832
Other current liabilities	1,690	3,084
Total Current Liabilities	11,870	22,408
Long-term Leases	318	216
Total Liabilities	12,188	22,624
Commitments and Contingencies (Notes 7 and 14)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 28,058,513 and 27,732,030 shares outstanding and 28,058,513 and 28,713,129 shares issued at December 26, 2015 and December 27, 2014	28	28
Additional paid-in capital	37,185	39,103
Accumulated earnings (deficit)	2,799	(7,737)
Treasury stock at cost - 0 and 981,099 shares at December 26, 2015 and December 27, 2014	—	(2,362)
Total Stockholders’ Equity	40,012	29,032
Total Liabilities and Stockholders’ Equity	$52,200	$51,656

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(amounts in thousands, except per share amounts)

	Year Ended December 26,	Year Ended December 27,
	2015	2014

Operating revenues	$79,605	$107,900
Operating costs	63,337	84,452
Gross profit	16,268	23,448
Operating costs and expenses:
Selling, general, and administrative expenses	14,168	16,568
Operating income	2,100	6,880
Other income (expense)
Interest expense, net	(135)	(88)
Other income (expense), net	357	(129)
Income before income taxes	2,322	6,663

Benefit (provision) for federal and state income taxes	8,214	(632)

Net Income	$10,536	$6,031

Basic and diluted income per common share	$0.38	$0.22

Basic and diluted weighted average shares used in computing loss per share:	28,023	27,685

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 26,	Year Ended December 27,
	2015	2014

Net Income	$10,536	$6,031
Other comprehensive loss:
Foreign currency translation adjustments	—	70
Comprehensive income	$10,536	$6,101

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Year Ended December 26,	Year Ended December 27,
	2015	2014

Common Stock	$28	$28

Additional Paid-in Capital
Balance at beginning of year	39,103	38,655
Share-based compensation	498	448
Treasury stock retired	(2,416)	—
Balance at end of year	37,185	39,103

Accumulated Earnings (Deficit)
Balance at beginning of year	(7,737)	(13,768)
Net income (loss)	10,536	6,031
Balance at end of year	2,799	(7,737)

Treasury Stock
Balance at beginning of year	(2,362)	(2,362)
Stock repurchased	(54)	—
Treasury stock retired	2,416	—
Balance at end of year	—	(2,362)

Accumulated Other Comprehensive Income (Loss), net of taxes
Balance at beginning of year	—	(70)
Foreign currency translation adjustment	—	70
Balance at end of year	—	—

Total Stockholders' Equity	$40,012	$29,032

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 26,	Year Ended December 27,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$10,536	$6,031
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,456	2,326
Deferred tax asset	(9,137)	—
Share-based compensation expense	498	374
Interest income accrued on note receivable	—	(186)
Loss on foreign exchange	—	70
Noncash change in note receivable	(635)	—
Changes in current assets and liabilities, net of acquisitions and dispositions:
Trade receivables	5,777	(3,180)
Costs and estimated earnings in excess of billings on uncompleted contracts	(516)	(2,340)
Prepaid expenses and other assets	(333)	142
Accounts payable	(2,675)	(2,679)
Accrued compensation and benefits	(551)	761
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,920)	2,778
Other liabilities	(1,213)	(348)
Income taxes receivable (payable)	(134)	18
Net cash (used in) provided by operating activities	(2,847)	3,767
Cash Flows from Investing Activities:
Property and equipment acquired	(1,005)	(438)
Change in non-current notes receivable	448	446
Net cash (used in) provided by investing activities	(557)	8
Cash Flows from Financing Activities:
Purchase of treasury stock	(54)	—
Proceeds from notes receivable	5,635	—
Debt issuance costs	(7)	(145)
Issuance of common stock from private placement	—	72
Payments on capitalized leases	(577)	(1,444)
Net cash provided by (used in) financing activities	4,997	(1,517)
Net change in cash and cash equivalents	1,593	2,258
Cash and cash equivalents, at beginning of year	6,213	3,955
Cash and cash equivalents, at end of year	$7,806	$6,213
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes (net of refunds)	$485	$415
Interest	$170	$274
Noncash activity:
Trade receivable converted to note receivable	$151	$—

Supplemental disclosures of noncash investment and financing activities
Property and equipment purchased under capital leases	$415	$758

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations – ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation. Our business operations consist of providing engineering and other professional project services related to design, assembly, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States. Please see “Note 13 - Segment Information” for a description of our segments and segment operations.

Basis of Presentation – The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 26, 2015 and December 27, 2014, and the results of our operations, cash flows and changes in stockholders' equity for the 52 week periods ended December 26, 2015 and December 27, 2014. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

NOTE 2 - ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Consolidation Policy – Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest after the elimination of all material inter-company accounts and transactions. Currently, all of our subsidiaries are wholly-owned.

Fair Value Measurements – Fair value is defined as the amount that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between unrelated third party market participants at the measurement date. In determination of fair value measurements for assets and liabilities we consider the principal, or most advantageous market, and assumptions that market participants would use when pricing the asset or liability.

Cash and cash equivalents – Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. We have $2.6 million in cash in foreign banks as of December 26, 2015.

We utilize a cash management system whereby US bank accounts are swept daily. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at the reporting date are reclassified to accounts payable in the financial statements.  The reclassification to accounts payable for outstanding checks was $0.3 million as of December 26, 2015 and December 27, 2014.

Receivables – Our components of trade receivables include amounts billed, amounts unbilled, retainage and allowance for uncollectible accounts. Subject to our allowance for uncollectible accounts, all amounts are believed to be collectible within a year. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. In estimating the allowance for uncollectible accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for uncollectible accounts.

Concentration of Credit Risk – Financial instruments which potentially subject ENGlobal to concentrations of credit risk consist primarily of trade accounts and notes receivable. Although our services are provided largely to the energy sector, management believes the risk due to this concentration is limited because a significant portion of our services are provided under contracts with major integrated oil and gas companies and other industry leaders. When we enter into contracts with smaller customers, it incurs an increased credit risk.

Our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended December 26, 2015, each of two customers provided more than 10% of our consolidated operating revenues (15.0% and 14.8%). Each of three customers provided more than 10% of our consolidated operating revenues for the year ended December 27, 2014 (22.7%, 16.4% and 11.0%). Amounts included in trade receivables at December 26, 2015 and December 27, 2014 related to these customers totaled $1.8 million and $5.4 million at December 26, 2015 and $4.1 million, $3.8 million and $1.7 million at December 27, 2014.

We extend credit to customers in the normal course of business. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and terms, letters of credit, and occasionally through rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our established credit criteria are met. Our most significant exposure to credit risks relates to situations under which we provide services early in the life of a project that is dependent on financing. Risks increase in times of general economic downturns and under conditions that threaten project feasibility.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated service lives of our asset groups are as follows:

Asset Group	Years
Shop equipment	5 - 10
Furniture and fixtures	5 - 7
Computer equipment; Autos and trucks	3 - 5
Software	3 - 5

Leasehold improvements are amortized over the term of the related lease. See Note 4 for details related to property and equipment and related depreciation. Expenditures for maintenance and repairs are expensed as incurred. Upon disposition or retirement of property and equipment, any gain or loss is charged to operations.

Debt Issue Costs – Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method. The total amount of debt issue costs capitalized was $152,000 and $145,000 at December 26, 2015 and December 27, 2014, respectively.

Goodwill – Goodwill represents the excess of the purchase price of acquisitions over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized and is tested at least annually for impairment. In September 2010, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and bypass the two-step impairment test. We adopted this guidance on January 1, 2012. We performed a qualitative assessments of goodwill at December 26, 2015 and December 27, 2014 and determined it was not “more likely than not” that the fair value of the reporting units were less than the carrying value of the remaining goodwill and, therefore, no goodwill impairment adjustment was required in either year. Goodwill was $2.8 million for both December 26, 2015 and December 27, 2014, with $2.1 million attributable to our Automation segment and $0.7 million attributable to our EPCM segment.

Other intangible assets – Intangible assets are comprised primarily of non-competition covenants, customer relationships and developed technology acquired through acquisitions and are amortized using the straight-line method based on the estimated useful life of the intangible assets. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We performed a qualitative assessment of intangible assets at December 26, 2015 and December 27, 2014 and determined the asset's expected future undiscounted cash flows exceeded the carrying value of the related asset and no impairment adjustments were necessary. Other intangible assets are included in Other Assets on the respective balance sheets.

Impairment of Long-Lived Assets – We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount is deemed not recoverable if it exceeds the undiscounted sum of the cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. We performed a qualitative assessment of long-lived assets at December 26, 2015 and December 27, 2014 and determined that no impairment adjustments were necessary.

Revenue Recognition – Our revenue is comprised of engineering, construction management and procurement service fees and sales of integrated control systems that we design and assemble. In general, we recognize revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collection is reasonably assured. We recognize service revenue as the services are performed. The majority of our engineering services are provided under time-and-material contracts. Some time-and-material contracts may have upper limits referred to as "not-to-exceed" amounts. Revenue is not recognized over these amounts until a change order or authorization by the client has been received. A majority of sales of assembled systems are under fixed-price contracts that may also include a service element covered under that contract price.

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

Income Taxes – We account for deferred income taxes in accordance with FASB ASC Topic 740 (“ASC 740”), which provides for deferred taxes using an asset and liability method.  We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.  Tax law and rate changes are reflected in income in the period such changes are enacted.

A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more-likely-than-not such asset will not be realized. We evaluate based on all available evidence, both positive and negative, regarding historical operating results, including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

We account for uncertain tax positions in accordance with ASC 740.  When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized.  The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances.  The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Earnings per Share – Our basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units, if including such potential shares of common stock is dilutive. Because the exercise price on options granted to employees and directors have been above our stock price, these common stock equivalents were antidilutive, thus not included in the calculation of earnings (loss) per share.

Treasury Stock – We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently retire these shares, the cost of the shares acquired are recorded in additional paid in capital.

Stock–Based Compensation – We have issued stock-based compensation in the form of stock options to directors, employees and officers, and non-vested restricted stock awards to certain key employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (ASC 718), to determine the fair value of stock option awards on the date of grant using the Black-Scholes valuation model. We recognize the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Stock options granted to directors vest over a one-year period while the stock options granted to our employees and officers typically vest ratably over a four-year period with service and continued employment as the vesting conditions. For grants of non-vested restricted stock, we calculate the compensation expense at the grant date as the number of shares granted multiplied by the closing stock price of our common stock on the date of grant. This expense is recognized ratably over the vesting period. Our non-vested restricted stock grants to officers and employees vest over a four-year period with service and continued employment as the only vesting criteria. Under the fair value method, the estimated fair value of awards is charged to expense over the requisite service period, which is generally the vesting period.  We estimate the volatility of our stock price by using historical volatility looking back 156 weeks. The expected term of options granted has been derived from the simplified method, due to changes in vesting terms and contractual lives of current options compared to our historical grants. We base the estimate of the risk-free interest rate on the United States Treasury zero-coupon yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends; accordingly, we have assumed a 0% dividend yield. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the valuation models may not provide an accurate measure of the fair value of our employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

New Accounting Pronouncements and Changes in Accounting – In November 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740): which requires deferred tax liabilities and assets to be classified as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This ASU further clarifies the paragraphs within ASU 2015-03 (as discussed below) which describe the measurement of debt issuance costs related to line-of-credit arrangements. We are currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This amendment further clarifies the paragraphs within ASU 2015-03 (as discussed below) which describe the measurement of debt issuance costs related to line-of-credit arrangements. This guidance becomes effective for financial statements issued for fiscal years beginning after December 15, 2015. We are currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. In July 2015, the FASB deferred implementation of this guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period as discussed above. We are currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables as of December 26, 2015 and December 27, 2014, are as follows (dollars in thousands):

	2015	2014
Amounts billed	$12,214	$12,584
Amounts unbilled	6,175	9,445
Retainage	6,858	9,181
Less: Allowance for uncollectible accounts	(1,150)	(1,184)
Trade receivables, net	$24,097	$30,026

The components of short-term and long-term notes receivable as of December 26, 2015 and December 27, 2014, are as follows (dollars in thousands):

	2015	2014
Aspen	$514	$514
SLE	—	448
Steele	—	3,365
Furmanite	—	4,704
Increased Performance	151	—
Reserve	(514)	(3,902)
Total notes receivable	151	5,129
Less current portion	(151)	(2,165)
Notes Receivable, net of current portion	$—	$2,964

The Increased Performance was a trade receivable converted to a note receivable during 2015, bearing an interest rate of 0% per annum and due in installment payments throughout 2016 with the last payment due on October 1, 2016.

The Aspen note bears interest at 6% per annum, was due and payable in September 2011, and is fully reserved. The SLE matter was settled in December 2014 and the related note was collected in January 2015. On March 28, 2015, the Steele note was adjusted to its net realizable value and the reserve was eliminated. The note was subsequently collected in the second fiscal quarter on March 30, 2015.

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

The components of other current liabilities are as follows as of December 26, 2015 and December 27, 2014 (dollars in thousands):

	2015	2014
Accrual for known contingencies	$781	$1,761
Customer prepayments	91	43
Deferred rent	263	394
Current portion of capital leases	287	484
Federal and state income taxes payable	264	398
Accrued interest and other	4	4
Other current liabilities	$1,690	$3,084

Our reserve for known contingencies consists primarily of litigation accruals and related legal fees. See “Note 14 – Commitments and contingencies Information” for further information.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 26, 2015 and December 27, 2014 (dollars in thousands):

	2015	2014
Computer equipment and software	$6,961	$7,576
Shop equipment	1,044	1,043
Furniture and fixtures	542	542
Building and leasehold improvements	2,383	2,383
Autos and trucks	159	159
	$11,089	$11,703
Accumulated depreciation and amortization	(8,971)	(9,643)
	$2,118	$2,060
Property and equipment implementations in process	27	14
Property and equipment, net	$2,145	$2,074

Depreciation expense was approximately $1.3 million and $1.8 million for the years ended December 26, 2015 and December 27, 2014, respectively.

NOTE 5 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consist of the following at December 26, 2015 and December 27, 2014 (dollars in thousands):

	2015	2014
Costs incurred on uncompleted contracts	$67,488	$52,103
Estimated earnings on uncompleted contracts	27,492	19,543
Earned revenues	94,980	71,646
Less: billings to date	94,830	77,932
Net costs in excess of billings on uncompleted contracts	$150	$(6,286)
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,062	$3,546
Billings in excess of costs/earnings on uncompleted contracts	(3,912)	(9,832)
Net costs in excess of billings on uncompleted contracts	$150	$(6,286)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $2.4 million in contingency amounts as of December 26, 2015 compared to $2.9 million as of December 27, 2014. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.1 million in deferred revenue recognition as of December 26, 2015 compared to $0.3 million as of December 27, 2014. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed nor been booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 6 - CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. Also on September 16, 2014, the Company terminated its previous credit facility with PNC Bank (See “Note 9 – Credit Facilities” of our 2013 Annual Report on Form 10-K for a description of the material terms of the PNC credit facility). There were no loans outstanding under this Loan Agreement as of December 26, 2015.

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
•
The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock, provided that the Company may repurchase up to $2 million of its common stock pursuant to its announced stock repurchase plan, subject to certain conditions.

•	The fixed charge coverage ratio must not be less than 1.10 to 1.00.
•	The Company will not permit capital expenditures during any fiscal year to exceed $3.5 million.

The Company is in compliance with all of the material covenants of the Loan Agreement as of December 26, 2015.

NOTE 7 - OPERATING LEASES

We lease equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 26, 2015 are as follows (dollars in thousands):

Years Ending	Amount
December 31, 2016	$1,754
December 30, 2017	1,341
December 29, 2018	680
December 28, 2019	458
December 26, 2020 and after	—
Total minimum lease payments	$4,233

Rent expense for both years ended December 26, 2015 and December 27, 2014 was $2.5 million. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

 NOTE 8 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. For active participants, we match 33.3% of elective deferrals up to 6%, for a maximum of 2% of employee’s compensation. We have made contributions totaling $358,279 and $386,377 to the plan for the year ended December 26, 2015 and December 27, 2014, respectively.

NOTE 9 - STOCK COMPENSATION PLANS

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

Stock Options – We did not grant any stock options in 2015 or 2014.  The following table summarizes activity for the period December 28, 2013 through December 26, 2015:

	Vested and Exercisable Balance	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 28, 2013	550,000	550,000	$6.37
Exercised	(40,000)	(40,000)	1.81
Canceled or expired	(40,000)	(40,000)	2.32
Balance at December 27, 2014	470,000	470,000	8.01
Canceled or expired	(170,000)	(170,000)	4.42
Balance at December 26, 2015	300,000	300,000	$10.04

The following table summarizes information concerning outstanding and exercisable Company stock options at December 26, 2015:

Exercise Prices *	Options Outstanding	Average Remaining Contractual Life (in years)	Options Fully-Vested and Exercisable
$9.15	150,000	0.4	150,000
$10.93	150,000	1.5	150,000
	300,000		300,000

* The exercise price indicates the market value at grant date and is the strike price at exercise.
For each series, the exercise price is the weighted average exercise price of the series.

 We recognize stock compensation expense relating to share-based payments in net income using the fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged to expense over the requisite service period, which is generally the vesting period.  We estimate the volatility of our stock price by using historical volatility looking back 156 weeks. The expected term of options granted has been derived from the simplified method, due to changes in vesting terms and contractual lives of current options compared to our historical grants. We base the estimate of the risk-free interest rate on the United States Treasury zero-coupon yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends; accordingly, we have assumed a 0% dividend yield.

Restricted Stock Awards – Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards will vest in quarterly installments beginning September 30 of the year of service, so long as the grantee continues to serve as a director of the Company. Restricted stock awards granted to employees will vest in four equal annual installments on the anniversary date of grant, so long as the grantee remains employed full-time with us as of each vesting date. Shares are generally issued from new shares at the time of grant. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date. The following is a summary of our restricted stock awards for the years ended December 26, 2015 and December 27, 2014:

	Number of restricted shares	Weighted- average grant-date fair value
Unvested restricted shares at December 28, 2013	116,870	0.59
Granted in 2014	652,481	1.74
Vested in 2014	(273,119)	1.54
Forfeited in 2014	(43,309)	1.64
Unvested restricted shares at December 27, 2014	452,923	$1.57
Granted in 2015	417,013	1.83
Vested in 2015	(278,374)	1.49
Forfeited in 2015	(49,100)	1.86
Unvested restricted shares at December 26, 2015	542,462	$1.38

The total vest-date fair value of the restricted stock that vested in the years ended December 26, 2015 and December 27, 2014 was approximately $66,000 and $115,000, respectively. The weighted-average remaining life of restricted stock awards outstanding at December 26, 2015 was 2.45 years. During 2015 and 2014, the Company granted restricted stock awards per the following table.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
June 18, 2015	Directors (3)	107,913	$1.39	$150,000
February 9, 2015	Employees (17)	305,100	$1.98	$604,098
January 8, 2015	Employees (1)	4,000	$1.89	$7,560
June 19, 2014	Directors (3)	43,731	$3.43	$150,000
April 23, 2014	Employee (1)	15,000	$2.22	$33,300
January 8, 2014	Directors (3)	93,750	$1.60	$150,000
January 8, 2014	Employees (19)	500,000	$1.60	$800,000

Compensation Expense – We recognized non-cash compensation expense related to our stock compensation plans of $0.5 million and $0.4 million, with a tax impact of $70 thousand and $0.1 million for the fiscal years ended December 26, 2015 and December 27, 2014, respectively. As of December 26, 2015, unrecognized compensation expense was approximately $0.9 million. The weighted average period over which total compensation related to stock options and restricted stock awards are expected to be recognized is approximately 29 months.

NOTE 10 - TREASURY STOCK

On July 22, 2015, the Board approved the retirement of 981,099 shares of existing treasury shares.

On April 21, 2015, we announced the Board of Directors had authorized the repurchase of up to $2 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. During the year ended December 26, 2015, we purchased and retired 53,744 shares at a cost of $54 thousand under this program. As of February 23, 2016, we have purchased and retired an aggregate amount of 250,000 shares at a total cost of $232 thousand under this program

NOTE 11 - REDEEMABLE PREFERRED STOCK

We are authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Board of Directors has the authority to approve the issuance of all or any of these shares of the Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares without any further action by the stockholders. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility to take advantage of contingencies such as favorable acquisition opportunities.

NOTE 12 - FEDERAL AND STATE INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 26, 2015 and December 27, 2014 were as follows (dollars in thousands):

	2015	2014
Current:
Federal	$(21)	$160
Foreign Tax	805	—
State	139	472
Total current	923	632
Deferred:
Federal	(8,631)	—
State	(506)	—
Total deferred	(9,137)	—
Total tax provision	$(8,214)	$632

The following is a reconciliation of expected tax expense to actual expense from continuing operations for the years ended December 26, 2015 and December 27, 2014 (dollars in thousands):

	2015	2014
Federal income tax expense/(benefit) at 35% for 2015 and 2014	$813	$2,332
State income tax, net of federal income tax effect	(416)	433
Nondeductible expenses	222	220
Research and development credit	(297)	(427)
Prior year adjustments	2,424	(1,221)
Change in valuation allowance	(10,960)	(705)
Total tax provision	$(8,214)	$632

The components of the deferred tax asset (liability) consisted of the following at December 26, 2015 and December 27, 2014 (dollars in thousands):

	2015	2014
Deferred tax asset (liabilities)
Federal net operating loss carry-forward	$4,339	$3,944
Tax credit carryforwards	1,873	587
Allowance for uncollectible accounts	616	1,881
Accruals not yet deductible for tax purposes	1,182	2,345
Goodwill	1,122	1,573
Depreciation	64	288
Other	464	865
Deferred tax assets	9,660	11,483
Less: Valuation allowance	(523)	(11,483)
Deferred tax assets, net	9,137	—

We account for deferred income taxes in accordance with FASB ASC Topic 740 (“ASC 740”), which provides for deferred taxes using an asset and liability method.  We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period.  Tax law and rate changes are reflected in income in the period such changes are enacted. Valuation allowances are provided, if based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During 2015, we decreased the valuation allowances by approximately $11 million primarily related to net operating carryforwards, various accruals and basis differences in its fixed assets and intangibles.

We account for uncertain tax positions in accordance with ASC 740.  When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized.  The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances.  The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 26, 2015 and December 27, 2014, we do not have any significant uncertain tax positions.

For the year ended December 26, 2015, we recognized an income tax benefit of $8.2 million compared to an expense of $632 thousand for year ended December 27, 2014. The significant benefit recognized during 2015 primarily related to the reversal of the valuation allowance on certain of our deferred tax assets. The assessment of the valuation allowance is highly judgmental and we are required to consider all available positive and negative evidence in evaluating the likelihood that the will be able to realize the benefit of our deferred tax assets in the future.  Such evidence includes projected future income, tax planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is significant judgment involved, and our conclusion could be materially different should certain of our expectations not transpire. The Company has continued to generate pretax book income over the most recent years.

We had a federal net operating loss carry-forward at December 26, 2015 of approximately $11.5 million, which will begin to expire starting in 2021.  At December 26, 2015, we had Alternative Minimum Tax (AMT) and federal research and development tax credit carryforwards of approximately $0.1 and $0.9 million respectively, available to reduce future tax liabilities.  The AMT credit is available for an indefinite carryforward period and the research and development tax credit will begin to expire starting in 2030.  During 2015, the Company recorded approximately $0.8 million of foreign tax expense and recorded a corresponding deferred tax asset on these taxes, which may be able to be utilized in the future. Due to the uncertainty of realization, the Company has recorded a valuation allowance of $0.5 million against this asset as of December 26, 2015. These foreign tax credits will expire in 2025.

NOTE 13 - SEGMENT INFORMATION

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

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. Segment information for the years ended December 26, 2015 and December 27, 2014 is as follows (dollars in thousands):

For the year ended December 26, 2015:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$49,277	$30,328	$—	$79,605
Operating income	4,219	6,832	(8,951)	2,100
Depreciation and amortization	177	614	665	1,456
Tangible assets	12,289	17,253	19,621	49,163
Goodwill	720	2,086	—	2,806
Other intangible assets	—	231	—	231
Total assets	13,009	19,570	19,621	52,200
Capital expenditures	—	26	507	533

For the year ended December 27, 2014:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$50,437	$57,463	$—	$107,900
Operating income	4,364	12,385	(9,869)	6,880
Depreciation and amortization	498	937	891	2,326
Tangible assets	11,452	24,164	12,794	48,410
Goodwill	720	2,086	—	2,806
Other intangible assets	—	440	—	440
Total assets	12,172	26,690	12,794	51,656
Capital expenditures	16	60	1,120	1,196

Financial information by geographic area and segments

Revenue from our Caspian Pipeline Consortium Project in Russia and Kazakhstan contributed $11.8 million and $17.7 million in revenues in our Automation segment for the years ended December 26, 2015 and December 27, 2014, respectively. Company assets, other than cash and trade receivables, located in this region are insignificant.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive and other officers with the severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1) termination for cause, 2) voluntary resignation or 3) the employee's death, we are obligated to provide a severance benefit equal to six months of the employee's salary, and, at our option, an additional six months at 50% of the employee's salary in exchange for an extension of a non-competition agreement. The terms of these agreements include evergreen provisions allowing for automatic renewal. No liability is recorded for our obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

Litigation

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on our financial position, results of operations or liquidity.

In June 2008, ENGlobal filed an action in the United States District Court for the Eastern District of Louisiana, Case Number 08-3601, against South Louisiana Ethanol LLC (“SLE”) entitled ENGlobal Engineering, Inc. and ENGlobal Construction Resources, Inc. vs. South Louisiana Ethanol, LLC .  The lawsuit seeks to enforce collection of $15.8 million owed to ENGlobal and its affiliates for nonpayment of services performed on an ethanol plant in Louisiana. In August 2009, SLE filed for Chapter 11 protection in the United States Bankruptcy Court for the Eastern District of Louisiana, Case Number 09-12676. Pursuant to the bankruptcy, the plant assets were sold for $6,802,000.  On December 6, 2011, the court issued an order allocating proceeds from the sale and authorizing their distribution.  Of the total amount, $1,054,418 was allocated to ENGlobal.  In December 2014, we settled litigation concerning the claims of one subcontractor, and in January 2015, we received all monies allocated to ENGlobal related to these proceedings.

Insurance

We carry a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers' compensation insurance, directors' and officers' liability insurance and a general umbrella policy, all with standard self-insured retentions/deductibles. We also provides health insurance to its employees (including vision and dental), and is partially self-funded for these claims. Provisions for expected future payments are accrued based on our experience, and specific stop loss levels provide protection for the Company. We believe we have adequate reserves for the self-funded portion of its insurance policies. We are not aware of any material litigation or claims that are not covered by these policies or which are likely to materially exceed the Company’s insurance limits.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2015, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2015, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 26, 2015, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 26, 2015. We have concluded that our internal control over financial reporting at December 26, 2015 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 26, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2016 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” in our 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2016 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2016 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2016 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2016 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2015 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2016 Proxy Statement is incorporated herein by this reference.

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

(a)(3)    Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.16	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008	10-Q	3.2	5/7/2008	001-14217

4.1	Registrant's specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	First Amended and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010	10-Q	10.1	5/5/2010	001-14217

+10.3	Amended and Restated 1998 Incentive Plan of Registrant dated June 8, 2006	10-K	10.6	3/28/2008	001-14217

+10.4	First Amendment to the Amended and Restated 1998 Incentive Plan of Registrant dated June 14, 2007	10-K	10.7	3/28/2008	001-14217

+10.5	Form of Incentive Stock Option Award Agreement of 1998 Incentive Plan of Registrant	10-K	10.8	3/28/2008	001-14217

+10.6	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.7	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.8	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.10	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.11	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.12	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.13	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.14	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.15	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	5/5/2010	001-14217

+10.16	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.17	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

+10.18	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.19	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.20	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

+10.21	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/15	001-14217

10.22	Asset Purchase Agreement by and between the Registrant and Steele Land and Insp., LLC dated September 7, 2012.	10-Q	10.4	11/19/2012	001-14217

10.23	Amendment One to Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated November 2, 2012	10-Q	10.5	11/19/2012	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

+10.24	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.25	Asset Purchase Agreement by and between ENGlobal Corporation and Furmanite America, Inc. dated December 11, 2012	10-K	10.76	4/15/2013	001-14217

10.26	Asset Purchase Agreement by and between ENGlobal U.S., Inc. and Furmanite America, Inc. dated July 15, 2013	8-K	2.1	7/11/2013	001-14217

10.27	Loan and Security Agreement dated as of September 16, 2014, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama bank.	8-K	10.1	9/17/2014	001-14217

10.28	Revolving Note dated as of September 16, 2014, executed by ENGlobal Corporation, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. and made payable to Regions Bank, an Alabama bank.	8-K	10.2	9/17/2014	001-14217

10.29	First Amendment to Loan and Security Agreement as of April 16, 2015, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	4/21/2015	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

* Filed herewith
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 3, 2016	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	March 3, 2016
Mark A. Hess
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s / William A. Coskey	March 3, 2016
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ David W. Gent	March 3, 2016
David W. Gent, P.E., Director

By:	/s/ Randall B. Hale	March 3, 2016
Randall B. Hale, Director

By:	/ s/ David C. Roussel	March 3, 2016
David C. Roussel, Director