Form 10-Q
period 2016-03-26
ENGLOBAL CORP
filed 2016-05-10
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 9, 2016.
$0.001 Par Value Common Stock	27,833,427 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 26, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended
	March 26, 2016	March 28, 2015
Operating revenues	$14,812	$23,102
Operating costs	13,139	18,980
Gross profit	1,673	4,122

Selling, general and administrative expenses	3,390	4,004
Operating income (loss)	(1,717)	118

Other income (expense):
Other income (expense), net	6	619
Interest expense, net	(36)	(22)
Income (loss) from operations before income taxes	(1,747)	715

Provision (benefit) for federal and state income taxes	(998)	92

Net (loss) income	$(749)	$623

Basic and diluted (loss) income per common share:	$(0.03)	$0.02

Basic and diluted weighted average shares used in computing earnings per share:	27,950	27,882

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

	March 26, 2016	December 26, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$11,785	$7,806
Trade receivables, net of allowances of $377 and $1,150	19,326	24,097
Costs and estimated earnings in excess of billings on uncompleted contracts	3,520	4,062
Other current assets	1,099	1,459
Total Current Assets	35,730	37,424
Property and equipment, net	1,899	2,145
Goodwill	2,806	2,806
Deferred tax asset	10,181	9,137
Other assets	692	688
Total Assets	$51,308	$52,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,946	$3,182
Accrued compensation and benefits	3,421	3,086
Billings in excess of costs and estimated earnings on uncompleted contracts	3,948	3,912
Other current liabilities	1,545	1,690
Total Current Liabilities	11,860	11,870
Long Term Leases	316	318
Total Liabilities	12,176	12,188
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,916,588 and 28,058,513 shares issued and outstanding at March 26, 2016 and December 26, 2015, respectively	28	28
Additional paid-in capital	37,054	37,185
Accumulated earnings	2,050	2,799
Total Stockholders' Equity	39,132	40,012
Total Liabilities and Stockholders' Equity	$51,308	$52,200

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Three Months Ended
	March 26, 2016		March 28, 2015
Cash Flows from Operating Activities:
Net income (loss)		$(749)	$623
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		321	436
Share-based compensation expense		121	125
Loss on disposal of fixed assets		1	---
Non cash change in note receivable		---	(635)
Deferred tax asset		(1,044)	---
Changes in current assets and liabilities:
Trade accounts receivable		4,771	2,520
Costs and estimated earnings in excess of billings on uncompleted contracts		542	(260)
Other current assets		326	164
Accounts payable		(236)	(1,658)
Accrued compensation and benefits		335	425
Billings in excess of costs and estimated earnings on uncompleted contracts		36	(1,506)
Income taxes payable		25	(78)
Other current liabilities, net		(77)	(856)
Net cash provided by (used in) operating activities		$4,372	$(700)

Cash Flows from Investing Activities:
Proceeds from notes receivable		---	983
Property and equipment acquired		(45)	(313)
Net cash provided by (used in) investing activities		$(45)	$670

Cash Flows from Financing Activities:
Debt issuance costs		---	(4)
Purchase of treasury stock		(253)	----
Payments on capitalized leases		(95)	(150)
Net cash used in financing activities		$(348)	$(154)
Net change in cash		3,979	(184)
Cash and cash equivalents, at beginning of period		7,806	6,213
Cash and cash equivalents, at end of period		$11,785	$6,029

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$38	$58
Cash paid during the period for income taxes (net of refunds)		$20	$170

Supplemental disclosure of noncash investing activities:
Property and equipment purchased through capital lease assignment	$	---	$168

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

The condensed consolidated financial statements of the Company included herein are unaudited for the three month periods ended March 26, 2016 and March 28, 2015, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 26, 2015, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 26, 2015, included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of our critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Each of our quarters is comprised of 13 weeks, which includes two 4-week months and one 5-week month (4-5-4 calendar quarter).

NOTE 2 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 26, 2016 and December 26, 2015:

	March 26, 2016	December 26, 2015
	(dollars in thousands)
Costs incurred on uncompleted contracts	$54,729	$67,488
Estimated earnings (losses) on uncompleted contracts	22,237	27,492
Earned revenues	76,966	94,980
Less: billings to date	77,394	94,830
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(428)	$150

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,520	$4,062
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,948)	(3,912)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(428)	$150

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $2.1 million in contingency amounts as of March 26, 2016 compared to $2.4 million as of December 26, 2015. Losses on contracts are recorded in full as they are identified. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer.  We currently have $6.4 million in retainage as of March 26, 2016 compared to $6.9 million as of December 26, 2015.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.1 million in deferred revenue recognition as of March 26, 2016 compared to $0.1 million as of December 26, 2015. This deferred revenue represents work on not–to-exceed contracts that has been performed but has not been billed or booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to us in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. There were no loans outstanding under the Loan Agreement as of March 26, 2016 or December 26, 2015.

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

The Company was in compliance with all of the material covenants of the Loan Agreement as of March 26, 2016.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT INFORMATION

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

Segment information for the three months ended March 26, 2016 and March 28, 2015 is as follows (dollars in thousands):

For the three months ended March 26, 2016:	EPCM	Automation	Corporate	Consolidated

Revenue	$8,527	$6,285	$—	$14,812
Gross profit	634	1,039	—	1,673
SG&A	769	743	1,878	3,390
Operating income (loss)	(135)	296	(1,878)	(1,717)
Other income				6
Interest expense, net				(36)
Tax benefit				998
Net loss				$(749)

For the three months ended March 28, 2015:	EPCM	Automation	Corporate	Consolidated

Revenue	$13,298	$9,804	$—	$23,102
Gross profit	2,058	2,064	—	4,122
SG&A	724	706	2,574	4,004
Operating income (loss)	1,334	1,358	(2,574)	118
Other income				619
Interest expense, net				(22)
Tax expense				(92)
Net income				$623

Total Assets by Segment	As of March 26, 2016	As of December 26, 2015
	(dollars in thousands)
EPCM	$8,931	$13,009
Automation	18,167	19,570
Corporate	24,210	19,621
Consolidated	$51,308	$52,200

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FEDERAL AND STATE INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record a valuation allowance to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  During the three months ended March 26, 2016, the Company recognized an income tax benefit of $1.0 million. The Company's effective tax rate was 55.8% for the three months ended March 26, 2016 as compared with 7.1% for the three months ended March 28, 2015. The effective tax rate for the three months ended March 26, 2016 differed from the federal statutory rate of 35% primarily due to state income taxes and a partial valuation allowance on foreign tax credits.  The Company recorded only a current state income tax expense for the three months ended March 28, 2015 due to a full valuation allowance on its deferred tax assets.   The majority of the valuation allowance was released in the fourth quarter of fiscal 2015.

NOTE 6 – STOCK REPURCHASE PROGRAM

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of March 26, 2016, the Company had purchased 318,355 shares for $305 thousand under the repurchase program of which 264,611 shares were purchased in the three months ended March 26, 2016 for $251 thousand.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 26, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 26, 2015.

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry through two segments: Engineering, Procurement and Construction Management (“EPCM”) and Automation engineering and integrated products (“Automation”).

Results of Operations

The Company recognizes service revenue when the services are performed. The majority of the Company's engineering services have historically been provided through time-and-material contracts and a majority of the Company's engineered automation system revenues are earned on fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company's core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment's operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three months ended March 26, 2016 versus the three months ended March 28, 2015

The following table, for the three months ended March 26, 2016 versus the three months ended March 28, 2015, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended March 26, 2016:
Revenue	$8,527	$6,285	$—	$14,812	100.0%
Gross profit	634	1,039	—	1,673	11.3%
SG&A	769	743	1,878	3,390	22.9%
Operating income (loss)	(135)	296	(1,878)	(1,717)	(11.6)%
Other income				6
Interest expense, net				(36)
Tax benefit				998
Net loss				$(749)	(5.1)%
Diluted income (loss) per share				$(0.03)

Three months ended March 28, 2015:
Revenue	$13,298	$9,804	$—	$23,102	100.0%
Gross profit	2,058	2,064	—	4,122	17.8%
SG&A	724	706	2,574	4,004	17.3%
Operating income (loss)	1,334	1,358	(2,574)	118	0.5%
Other income				619
Interest expense, net				(22)
Tax expense				(92)
Net income				$623	2.7%
Diluted income (loss) per share				$0.02

Increase (Decrease) in Operating Results:
Revenue	$(4,771)	$(3,519)	$—	$(8,290)	(35.9)%
Gross profit (loss)	(1,424)	(1,025)	—	(2,449)	(59.4)%
SG&A	45	37	(696)	(614)	(15.4)%
Operating income (loss)	(1,469)	(1,062)	696	(1,835)	(1555.1)%
Other income (expense)				(613)
Interest expense, net				(14)
Tax expense				1,090
Net loss				$(1,372)	(120.2)%
Diluted income (loss) per share				$(0.08)

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue – Revenue decreased $8.3 million to $14.8 million from $23.1 million, or a decline of 35.9%, for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.  Revenue from the EPCM segment decreased $4.8 million to $8.5 million from $13.3 million, or a decline of 36.1%, for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.  Revenue from the Automation segment decreased $3.5 million to $6.3 million from $9.8 million, or a decline of 36.1%, for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.  Revenue for both the EPCM and Automation segments were negatively impacted by the significant decline in oil and gas prices and the subsequent drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry.  Recognizing the implications of declining oil prices in 2015, we have taken steps to mitigate and reverse the declining revenue trends. In the latter half of 2015, we hired three seasoned business development professionals and another in the first quarter of 2016.  While it will require time for these efforts to generate revenue, our proposal activity has increased and our backlog has improved.  We expect to see the continued benefits of these efforts in the second half of 2016 subject to the overall level of spending in the energy sectors that we concentrate in.

Gross Profit – Gross profit decreased $2.4 million to $1.7 million from $4.1 million, or a decline of 59.4%, and the gross profit margin declined to 11.3% from 17.8% for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.  The gross profit for the EPCM segment decreased $1.4 million to $0.6 million from $2.0 million and the gross profit margin decreased to 7.4% from 15.5% for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.  The gross profit for the Automation segment decreased $1.1 million to $1.0 million from $2.1 million and the gross profit margin decreased to 16.5% from 21.1% for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.  The gross profit margin for both the EPCM segment and the Automation segment were negatively impacted by higher variable labor costs as a result of lower manpower utilization which increased to 10.4% of revenue from a more typical 5.3% of revenue on a consolidated basis for the three months ended March 26, 2016 compared to the three months ended March 28, 2015. We have initiated cost savings measures in the second quarter by introducing a furlough program and reducing our payroll burden which should positively impact our gross profit margins for future periods. We intend to monitor labor utilization for both the EPCM and the Automation segments with the goal of improving gross profit margins while remaining positioned for a potential rebound and growth in future periods.

Selling, General and Administrative – Overall our SG&A expenses decreased by $0.6 million to $3.4 million from $4.0 million for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.  This decrease was due to a $0.3 million bonus the Company paid in the first quarter of 2015 to cover payroll taxes for employees who received restricted stock pursuant to the Company’s equity incentive plan which was not repeated in the first quarter of 2016, a $0.1 million decrease in office expenses, a decrease of $0.1 million in contract services and a $0.1 million decrease in depreciation and amortization.  We have initiated cost savings measures in the second quarter to reduce corporate operating expenses and payroll burden costs in line with market conditions while remaining positioned for a potential rebound and growth in future periods.

  Other Income (Expense) – Other income was $0.0 million versus $0.6 million for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.  The quarter last year benefitted from $0.6 million in the collection and recognition of a gain on a notes receivable that had been fully reserved for.

Interest Expense, net - Interest expense was essentially flat and was less than $0.1 million for both the three months ended March 26, 2016 and the three months ended March 28, 2015. Our interest expense consists primarily of interest on our capital leases, amortization of the cost of entering into the Loan Agreement with Regions Bank, Loan Agreement commitment fees and other fees associated with the Loan Agreement. We currently have no amounts outstanding under the Loan Agreement.

Tax Expense – The Company recorded a $1.0 million income tax benefit versus a $0.1 income tax expense for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015. The tax benefit was principally due to a pre-tax loss for the three months ended March 26, 2016, as compared to pretax income for the three months ended March 28, 2015. The effective income tax rate for the three months ended March 26, 2016 was 56% as compared to 13% for the three months ended March 28, 2015. The effective tax rate for the three months ended March 26, 2016 differed from the federal statutory rate of 35% primarily due to state income taxes and a partial valuation allowance on foreign tax credits. The effective tax rate in the three months ended March 28, 2015 differed from the federal statutory rate of 35% primarily due to the valuation allowance placed against deferred tax assets.  In the fourth quarter of fiscal 2015, we released the majority of our valuation allowances.

Net Income – Net loss for the three months was $0.7 million or a $1.3 million decrease from the $0.6 million in earnings for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015 as a result of lower revenues and gross profit, partially offset by lower selling and administrative expenses and an income tax benefit.

ENGLOBAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds and up to $10 million of availability under the Loan Agreement with Regions Bank discussed under “Line of Credit Facility” below. There were no borrowings outstanding under the facility as of March 26, 2016, or as of December 26, 2015. We had cash of approximately $11.8 million at March 26, 2016, and $7.8 million as of December 26, 2015. Our working capital as of March 26, 2016 was $23.9 million versus $25.6 million as of December 26, 2015. We believe our current cash on hand, availability under the Loan Agreement and our other working capital are sufficient to fund our ongoing operations.

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

Cash Flows from Operating Activities

Operating activities generated $4.4 million in cash versus a use of $0.7 million for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015. The primary drivers of our increase in cash provided by operations for the three months ended March 26, 2016 were an increase in collections of trade receivables, reductions to cost in excess of billings and prepaid expenses offset by a net loss of $1.8 million

Cash Flows from Investing Activities

Investing activities used cash of $0.1 million versus generating $0.7 million for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015. Expenditures for property and equipment were $0.1 million versus $0.3 million for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015. The period ended March 28, 2015 included a $1.0 payment for notes receivable that had been reserved for in prior periods. Expenditures for property and equipment for full year 2016 are budgeted to be approximately $0.5 million. The Loan Agreement with Regions Bank limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities used cash totaling approximately $0.3 million versus $0.2 million for the three months ended March 26, 2016, as compared to the three months ended March 28, 2015. The primary use of cash in this quarter was from the repurchase of common stock and to a lesser extent payment of obligations under capital leases.

Line of Credit Facility

On September 16, 2014, the Company entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the "Commitment") or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. There were no loans outstanding under this Loan Agreement as of March 26, 2016 or December 26, 2015.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES
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

The Company is in compliance with all of the material covenants of the Loan Agreement as of March 26, 2016.

Stock Repurchase Program:  On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of March 26, 2016, the Company had purchased 318,355 shares for an aggregate amount of $305 thousand under the repurchase program.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Loan Agreement with Regions Bank. As of March 26, 2016, we had no borrowings outstanding under the Loan Agreement. Any future borrowing will accrue interest as detailed in Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Line of Credit Facility” above.

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

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 26, 2016, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2016, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 26, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2015, which outlines factors that could materially affect our business, financial condition or future results, and the additional risk factors below.  The risks described in our Annual Report on Form 10-K for the year ended December 26, 2015, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

  Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings.   As of March 26, 2016, our backlog was approximately $44 million, including $12 million for the CPC Project. We expect a majority of this backlog to be completed in 2016 and 2017. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a precipitous decline and above normal volatility in crude oil and natural gas prices from mid-2014 through the current date.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States.  The CPC Project is engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $86 million over the life of the contract and represents approximately $12 million of our backlog at March 26, 2016.  This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea.  This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States.  For example, Russia and the Ukraine are experiencing significant unrest, which has involved, among other things, Russia’s annexation of the Crimean region of Ukraine in 2014.  As a result, economic sanctions by the U.S., United Nations and other countries remain in place against Russia, and additional sanctions are possible as the situation continues into 2016.  In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition.  While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

• Difficulties in managing the staffing of our international operations, including hiring and retaining qualified employees • and transportation of employees to and from the region;
• Difficulties and increased expense introducing corporate policies and controls in our international operations;

• Increased expense to comply with foreign laws and legal standards, including laws that regulate pricing and promotion
• activities and the import and export of information technology, which can be difficult to monitor and are often subject
• to change;

• Increased expense to comply with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act • and Office of Foreign Assets Control regulations;

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.   Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers.  We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage.  For example, as of March 26, 2016, our customer for the CPC project had $6.4 million in retainage.  We bear the risk that our clients will pay us late or not at all.  Though we evaluate and attempt to monitor our clients' financial condition, there is no guarantee that we will accurately assess their creditworthiness.  To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected.  Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow.  Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 26, 2016:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
August 25, 2015 to December 31, 2015	53,744	$1.00	53,744	$1,946,318
January 1, 2016 to January 31, 2016	123,388	0.89	177,132	1,836,324
February 1, 2016 to February 29, 2016	82,552	0.93	259,684	1,759,894
March 1, 2016 to March 26, 2016	58,671	1.11	318,355	1,694,816
Total	318,355	$0.96	318,355	$1,694,816

(1)
On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of March 26, 2016, the Company had purchased 318,355 shares for an aggregate amount of $305 thousand under the repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2015

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2015

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

Dated:	May 10, 2016
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer