Form 10-K/A
period 2015-12-26
ENGLOBAL CORP
filed 2016-06-15
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, as originally filed with the Securities and Exchange Commission on March 3, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amended Form 10-K to include Part III information in our Form 10-K because we did not file our definitive proxy statement containing such information within 120 days after our fiscal year-end. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The names of our directors and their ages, positions, and biographies as of December 26, 2015, are set forth below. There are no family relationships among any of our directors. The Board of Directors did not select any current director pursuant to any arrangement or understanding between a current director and any other person.

Name of Nominee:	William A. Coskey, P.E.
Position:	Chairman of the Board and Chief Executive Officer
Director Since:	1985
Age:	63

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Coskey founded ENGlobal in 1985 and has served in various positions, including service as Chairman of the Board since June 2005 and as President and Chief Executive Officer since August 2012. From April 2007 until May 2010, he served as Chief Executive Officer. Prior to that, he served as Chairman of the Board, Chief Executive Officer and President from 1985 until 2001, Chief Operating Officer from 2001 to 2003, and President from 2001 to June 2005. Mr. Coskey, an honors graduate, received a Bachelor of Science in Electrical Engineering from Texas A&M University in 1975 and is a Registered Professional Engineer. He served on the Texas A&M University Electrical Engineering Department Advisory Council from 1999 to 2014, and from 2006 until 2014, he served as Chairman of the Council. Mr. Coskey received the 2014 Outstanding Alumni Honor Award from the Texas A&M University College of Engineering. In 2014, Mr. Coskey was also appointed to the Texas A&M College of Engineering Advisory Council.

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

Name of Nominee:	David W. Gent, P.E.
Position:	Lead Independent Director
Director Since:	1994
Age:	63

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Gent has served as a director of ENGlobal since June 1994, is Chairman of the Nominating & Corporate Governance Committee and is a member of the Audit and Compensation Committees. Mr. Gent has served as the Company’s Lead Independent Director since 2002. Since 2011, Mr. Gent has served as the Chairman of SofTest Designs Corporation, an automation and test systems company that he founded in 1980. From 1991 through 2011, Mr. Gent held various positions for Bray International, Inc., an industrial flow control manufacturer. From 2005 to 2011, Mr. Gent served as Senior Vice President of Bray International and was responsible for overseeing worldwide engineering, information services, and training. Mr. Gent, an honors graduate, received a Bachelor of Science in Electrical Engineering from Texas A&M University in 1975 and a Master of Business Administration from Houston Baptist University. He is a Registered Professional Engineer and a senior member of the Instrument Society of America. Mr. Gent serves on the Texas A&M University Electrical Engineering Department Advisory Council and he holds several patents in the field of industrial flow controls.

Qualifications for Consideration:

The Board selected Mr. Gent to serve as a director, and as Lead Independent Director, because it believes he possesses valuable engineering expertise, including extensive experience managing multinational engineering, research and development, information technology, and manufacturing operations, including domestic and international operations obtained through start-ups and acquisition. He provides the perspective of a leader with experience in global operations and strategy who has faced and effectively dealt with economic and governance issues.

Name of Nominee:	Randall B. Hale
Position:	Independent Director
Director Since:	2001
Age:	53

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Hale has served as a director of ENGlobal since December 2001, and is Chairman of the Audit Committee and a member of the Compensation and Nominating & Corporate Governance Committees. Mr. Hale is the founder of Rock Hill Capital Group, LLC, an investment management firm, and serves as its Managing Director. Mr. Hale is responsible for managing all aspects of the investment activities of the firm, including capital raising, deal sourcing and investment management of portfolio companies. Prior to founding Rock Hill, he served as an Executive Vice President and a Director of Equus Capital Management Corporation, investment advisor to several private equity funds, from November 1992 to November 2002. Prior to joining Equus, Mr. Hale served in an audit, consulting and advisory capacity with a public accounting firm in Houston, Texas. In September 2004, he co-founded ConGlobal Industries, Inc., a provider of intermodal services to the shipping industry, and served as its Executive Chairman until its sale in December 2013. ConGlobal was formed in September 2004 to facilitate the merger of Container-Care International, Inc., an intermodal services company, with Global Intermodal Systems, Inc. Prior to the merger, Mr. Hale served as the President and Chief Executive Officer of Container-Care from February 2003 to September 2004. Mr. Hale serves on several private company boards. He is the past President and Director of the Houston Private Equity Association and is an active member of the Association for Corporate Growth. Mr. Hale received a Bachelor in Business Administration from Texas A&M University in 1985 and is a certified public accountant.

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

Name of Nominee:	David C. Roussel
Position:	Independent Director
Director Since:	2001
Age:	67

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Roussel has served as a Director of the Company since December 2001, and is Chairman of the Compensation Committee and a member of the Audit and Nominating & Corporate Governance Committees. Mr. Roussel, who retired in 2014, worked for Jefferies Energy Investment Banking, a leading mergers and acquisitions advisor in the global oil and gas industry, or its predecessor companies from 2003 to 2014 and served as a Senior Vice President responsible for managing acquisition and divestiture projects on behalf of clients. Jefferies Energy Investment Banking is a division of Jefferies & Company, Inc., a global investment bank and institutional securities firm. Mr. Roussel received a Bachelor of Science degree in Mechanical Engineering from Iowa State University in 1971 and completed the Harvard Advanced Management Program in 1992.

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

EXECUTIVE OFFICERS

The names of our executive officers and their ages, positions, and biographies as of December 26, 2015, are set forth below, except for Mr. Coskey, whose information is listed above. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our executive officers.

Named Executive Officer:	Mark A. Hess
Position:	Chief Financial Officer and Treasurer
Age:	57

Present positions and offices with the Company, principal occupations during the past five years:

Mr. Hess has served as Chief Financial Officer of ENGlobal Corporation since September 2012 and served as interim Chief Financial Officer from June 2012 to September 2012. Mr. Hess previously served as the Company’s Corporate Controller from July 2011 until June 2012. Prior to joining ENGlobal, Mr. Hess served as Vice President and Chief Accounting Officer of Geokinetics, Inc., a seismic data service company, from April 2008 to April 2010. From November 2004 to April 2008, he served as Director of Finance for CGGVeritas, a seismic data service company. Mr. Hess is a CPA, holds a Bachelor of Business Administration in Accounting from the University of Houston and is an active member of Financial Executives International.

Named Executive Officer:	R. Bruce Williams
Position:	Chief Operating Officer
Age:	63

Present positions and offices with the Company, principal occupations during the past five years:

Mr. Williams was appointed the Chief Operating Officer in December 2013 and the President of ENGlobal Government Services, Inc. in September 2012. He served as Senior Vice President, Midwest/Southwest Operations of ENGlobal’s Engineering and Construction segment from September 2012 to September 2013. He initially joined ENGlobal in 2004, and from November 2010 until September 2012, he served in various roles at ENGlobal, including General Manager of the Tulsa Office, Vice President of Midwest and Southwest Operations, Senior Project Manager of Engineering/ Projects, and acting General Manager of ENGlobal Government Services, Inc. Prior to joining ENGlobal, Mr. Williams served as Vice President – Engineering for U.S. Transcarbon LLC, a petroleum coke gasification project developer, from April 2008 until October 2010. In total, he has over 35 years of domestic and international experience in engineering and project management, including several project management positions of increasing responsibility in the U.S., Middle East, Papua New Guinea, Asia, Mexico and Brazil. Mr. Williams has an undergraduate degree in Chemistry from the University of Northern Iowa, with post graduate studies in Environmental Management from the University of Houston and MBA studies at Incarnate Word University.

Named Executive Officer:	J. Michael Harrison
Position:	Senior Vice President, Business Development
Age:	58

Present positions and offices with the Company, principal occupations during the past five years:

Mr. Harrison was appointed Senior Vice President of Business Development in September 2013, and previously served in various Business Development/Operational capacities since joining the Company in 2009. He has over 25 years of Business Development experience in the engineering and construction industries. Mr. Harrison was previously Vice President, Business Development for Commonwealth Engineering and Construction, LLC, an engineering and construction firm, from 2006 to 2009. Prior to his tenure at Commonwealth, Mr. Harrison worked for Jacobs, an engineering and construction firm, from 1996 to 2005 in progressively higher levels of Business Development responsibility. Mr. Harrison has served on the Board of the Rice University Global Engineering & Construction Forum since 2010 and was appointed its Annual Conference Chair in 2012 and 2013. He has a BBA from Stephen F. Austin State University and has since received continuing technical education at the University of Oklahoma.

Named Executive Officer:	Tami L. Walker
Position:	General Counsel, Vice President, and Secretary
Age:	51

Present positions and offices with the Company, principal occupations during the past five years:

Ms. Walker joined the Company in 2011 and was appointed General Counsel, Vice President and Secretary in April 2014, previously serving as Corporate Vice President and General Counsel. Ms. Walker has more than 25 years of legal experience in various industries including oil and gas, transportation, telecommunications and wind power generation. Most recently, from 2008 to 2011, Ms. Walker served as General Counsel-Development for E.ON Climate & Renewables North America. Ms. Walker also served as Vice President and Associate General Counsel for Level 3 Communications and its predecessor Broadwing Communications from 2005 to 2007 and as Sr. Corporate Counsel from 1999-2005. Ms. Walker holds BS in Accounting from Southwestern Oklahoma State University and a JD from the University of Texas.

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

Based solely upon a review of Forms 3 and 4 and any amendments thereto furnished to ENGlobal during our fiscal year ended December 26, 2015, and Forms 5 and any amendments thereto furnished to ENGlobal with respect to the same fiscal year, we believe that our directors, officers, and greater than 10% beneficial owners timely filed all required Section 16 reports.

Audit Committee

During the fiscal year ended December 26, 2015, the Audit Committee consisted of Randall B. Hale (Chairperson), David W. Gent, and David C. Roussel. The duties and responsibilities of the Audit Committee are to oversee:

•	the quality and integrity of our financial statements;
•	our compliance with legal and regulatory requirements; and
•	our independent auditors’ qualifications, independence and performance.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan(2)	All Other Compensation(3) ($)	Total ($)

Mr. Coskey ~ President & Chief Executive Officer	2015	49,442					49,442
	2014	48,704					48,704

Mr. Hess ~ Chief Financial Officer & Treasurer(4)	2015	216,299	31,176	108,540	86,520	4,072	446,607
	2014	216,299	21,630	96,000		3,787	337,716

Mr. Williams ~ Chief Operating Officer(5)	2015	236,912	30,801	108,540	87,653	4,112	468,018
	2014	236,912	23,690	96,000		4,393	360,995

(1)	This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date. For a description of certain assumptions made in the valuation of stock awards, see Note 9 to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, as filed with the SEC on March 3, 2016. (2) The Non-Equity Incentive Plan includes amounts awarded pursuant to the Company’s Short Term Incentive Plan. Metrics are set annually and are contingent on the Company reaching certain levels of Net Operating Income.
(3)	All Other Compensation includes 401(k) matching contributions. Does not include perquisites or personal benefits if the aggregate amount less than $10,000. Does not include medical, dental, life, short and long term disability or paid time off benefits which were available to all employees.
(4)	In 2015, Mr. Hess received a discretionary bonus of $31,176 to cover payroll taxes on the share issuances.
(5)	In 2015, Mr. Williams received a discretionary bonus of $30,801 to cover payroll taxes on the share issuances.

Outstanding Equity Awards at Fiscal Year End 2015

The following table sets forth information as of December 26, 2015, regarding outstanding equity awards held by the named executive officers.  On December 24, 2015, the closing price on NASDAQ for the Company’s common stock was $0.99 per share.

	Restricted Stock Awards
Name	Number of Shares That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

Mr. Coskey	--	--	--	--
Mr. Hess(1)	85,875	$85,016	--	--
Mr. Williams(2)	72,375	71,651	--	--

(1)	Includes shares that were granted under the ENGlobal Corporation 2009 Equity Incentive Plan (the “Plan”) on January 8, 2014, with 25% of the shares vested on the date of grant and the remainder of the shares vesting 25% over a three-year period beginning January 8, 2014, leaving 25% of the shares unvested. Includes shares that were granted under the Plan on February 9, 2015, which vest over a four year period with the first vesting on February 9, 2016, leaving 75% of the shares unvested. Includes shares that were granted under the Plan on March 1, 2016, which vest over a four year period with the first vesting occurring on March 1, 2017, with 100% of the grant unvested.
(2)	Includes shares that were granted under the Plan on January 8, 2014, with 25% of the shares vested on the date of grant and the remainder of the shares vesting 25% over a three-year period beginning January 8, 2014, leaving 25% of the shares unvested. Includes shares that were granted under the Plan on February 9, 2015, which vest over a four year period with the first vesting on February 9, 2016, leaving 75% of the shares unvested. Includes shares that were granted under the Plan on March 1, 2016, which vest over a four year period with the first vesting occurring on March 1, 2017, with 100% of the grant unvested.

Employment Agreements; Termination and Change-in-Control Arrangements

As of December 26, 2015, Messrs. Coskey and Hess were each a party to a written employment agreement (the “Employment Agreements”) with ENGlobal. The Employment Agreements provide for an annual base salary, subject to discretionary increases by the Board, and other compensation in the form of cash bonuses, incentive compensation, stock options, stock appreciation rights, and restricted stock awards. Additionally, the executives receive health, life, and other insurance benefits in accordance with the terms of the Company’s benefit plans, and the Company provides management level support services and reimbursement for specified business expenses.

The Employment Agreements provide for severance payments and benefits in the case of termination of employment. If employment ends because of death, the Company will pay any accrued but unpaid salary, additional compensation, and other benefits earned up to that date. In the case of a physical or mental disability that prevents the executive from performing his services under the Employment Agreement for a period of six months in the case of Mr. Coskey, and three months, in the case of Mr. Hess, the Company may terminate the executive’s employment. If the Company terminates an executive’s employment in such cases of disability, the Employment Agreements provide that the Company will continue to pay the executive his full salary and benefits for the six months following the date of termination (the “Initial Severance Period”). At the Company’s option, severance payments consisting of 50% of the monthly amount of the base salary for Mr. Coskey, and in the case of Mr. Hess, 100% of the monthly amount of his base salary, and full benefits may be extended for an additional six-month period following the Initial Severance Period.

If the Company terminates an executive’s employment for “cause,” as defined in the Employment Agreements, the Company will pay any accrued but unpaid salary, additional compensation, and other benefits earned up to the effective date of termination. If the Company terminates an executive’s employment without “cause,” the Employment Agreement provides that the Company will continue to pay the executive his full salary and benefits for the Initial Severance Period. At the Company’s option, severance payments consisting of 50% of the monthly amount of the base salary for Mr. Coskey, and in the case of Mr. Hess, 100% of the monthly amount of his base salary, and full benefits may be extended for an additional six-month period following the Initial Severance Period.

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

Compensation of Directors

The following table discloses cash and equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s non-employee directors during the fiscal year ended December 26, 2015.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total

Mr. Hale	$34,000	$50,000	--	--	$84,000
Mr. Gent	$30,000	$50,000	--	--	$80,000
Mr. Roussel	$30,000	$50,000	--	--	$80,000

(1)	Amount paid in cash to non-employee directors for director compensation earned for their 2015-2016 Board service.
(2)	This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date. For a description of certain assumptions made in the valuation of stock awards, see Note 9 to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, as filed with the SEC on March 3, 2016. Represents 35,971 shares of restricted stock at a fair market value per share price of $1.81 granted to each director on June 19, 2015, as described below under “Restricted Stock Grants.” As of December 26, 2015, Messrs. Hale, Gent and Roussel each had a total of 26,982 shares of restricted stock that were unvested.

(3)	As of December 26, 2015, Messrs. Hale, Gent and Roussel each had a total of 100,000 stock options outstanding.

The principal objectives of our director compensation programs are to: (i) compensate for time spent on the Company’s behalf, (ii) ensure similar compensation standards at companies of comparable size, industry and complexity, and (iii) align the compensation programs with long-term value to the Company’s shareholders. We attempt to accomplish these objectives in an economical manner through a combination of reasonable director retainer fees and equity incentive grants to the directors.

Retainer Fees

Beginning in the 2015-2016 service year, our non-employee directors, Messrs. Gent, Hale and Roussel, received an annual cash retainer of $30,000 as compensation for their service to the Company and are also eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings. Mr. Hale received an additional $4,000 for his service as Audit Committee Chairman.

The Board considers the director compensation programs to be in conformity with industry standards and to be reasonable by comparison to directors’ compensation at the comparable companies that we used for our evaluation of executive compensation.

Restricted Stock Grants

Under the ENGlobal Corporation 2009 Equity Incentive Plan, non-employee directors are eligible to receive equity grants. On June 18, 2015, in recognition of the services provided by its Board for the 2015-2016 service term, our non-employee directors, Messrs. Gent, Hale and Roussel, each received 35,971 restricted shares of the Company’s common stock, valued at $50,000 based on the fair market value of the shares on the date of grant, or $1.81 per share. One quarter of the shares vested on September 30, 2015, one quarter vested on December 31, 2015, one quarter vested on March 31, 2016, and the remaining 25% of the shares will vest on the earlier of the Company’s 2016 Annual Meeting of Shareholders or June 30, 2016.

The Company anticipates that in June 2016, our non-employee directors, with the exception of our director nominee, Kevin M. Palma, will each receive restricted shares of the Company’s common stock valued at approximately $50,000 on the date of grant as compensation for their service to the Company during 2016-2017. We anticipate that the shares will be granted on June 16, 2016, and will vest over one year with 25% vesting on each of September 30, 2016, December 31, 2016, March 31, 2017, and the remaining 25% of the shares vesting on the earlier of the Company’s 2017 Annual Meeting of Shareholders or June 30, 2017. Any unvested shares will be forfeited as of the date the non-employee director ceases to qualify as an independent director. Mr. Palma will not receive any compensation from the Company for his service as a director, but will be eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings.

Item 12: STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table shows the number of shares of our common stock beneficially owned as of March 31, 2016, by each director or director nominee, the executive officers named in the “Summary Compensation Table” and all directors and executive officers as a group. None of these shares are pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1), (2)

Mr. Coskey	8,669,035	(3)	31.06%
Mr. Hale	359,628	(4)	1.29%
Mr. Gent	347,628	(5)	1.25%
Mr. Roussel	307,628	(6)	1.10%
Mr. Palma	48,366	(7)	*
Mr. Hess	291,000	(8)	1.04%
Mr. Williams	127,800	(9)	*

All directors and executive officers as a group (9 persons)	10,376,843	(10)	37.18%

*	Represents less than 1% of the shares of common stock outstanding.

(1)	Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of ENGlobal.
(2)	Based on 27,913,254 shares issued and outstanding on March 31, 2016.
(3)	Includes 8,668,935 shares of common stock held in the name of Alliance 2000, Ltd., whose general partner is jointly owned by Mr. Coskey and his spouse. Mr. Coskey has shared power to vote and dispose of such shares.
(4)	Includes options held by Mr. Hale to acquire an aggregate 100,000 shares of common stock that are exercisable on or within 60 days of March 31, 2016. Includes 8,994 unvested shares of restricted stock which were granted to Mr. Hale in June 2015 and which will be fully vested on the earlier of the Company’s 2016 Annual Meeting of Shareholders or June 30, 2016.
(5)	Includes options held by Mr. Gent to acquire an aggregate 100,000 shares of common stock that are exercisable on or within 60 days of March 31, 2016. Includes 8,994 unvested shares of restricted stock which were granted to Mr. Gent in June 2015 and which will be fully vested on the earlier of the Company’s 2016 Annual Meeting of Shareholders or June 30, 2016.
(6)	Includes options held by Mr. Roussel to acquire an aggregate 100,000 shares of common stock that are exercisable on or within 60 days of March 31, 2016. Include 8,994 unvested shares of restricted stock which were granted to Mr. Roussel in June 2015 and which will be fully vested on the earlier of the Company’s 2016 Annual Meeting of Shareholders or June 30, 2016. (7) 41,041 shares of common stock are held in a Beneficiary IRA and 3,850 shares of common stock are held in a Rollover IRA. Mr. Palma does not beneficially own any of the 2,100,000 shares of common stock held by B-29 Family Holdings, LLC.
(8)	Includes 15,000 unvested shares of restricted stock which were granted to Mr. Hess in January 2014 and which will vest in one additional installment on January 8, 2017. Includes 30,375 unvested shares of restricted stock which were granted to Mr. Hess in February 2015 and which will vest in three additional equal installments on February 9, 2017, February 9, 2018 and February 9, 2019. Includes 40,500 unvested shares of restricted stock which were granted to Mr. Hess in March 2016 and which will vest in four equal installments on March 1, 2017, March 1, 2018, March 1, 2019 and March 1, 2020.
(9)	Includes 15,000 unvested shares of restricted stock which were granted to Mr. Williams in January 2014 and which will vest in one additional installment on January 8, 2017. Includes 30,375 unvested shares of restricted stock which were granted to Mr. Williams in February 2015 and which will vest in three additional equal installments on February 9, 2017, February 9, 2018 and February 9, 2019. Includes 27,000 unvested shares of restricted stock which were granted to Mr. Williams in March 2016 which will vest in four equal installments on March 1, 2017, March 1, 2018, March 1, 2019 and March 1, 2020.
(10)	Includes options to acquire an aggregate 300,000 shares of common stock that are exercisable on or within 60 days of March 31, 2016. Includes 266,812 shares of unvested restricted stock granted to our executive officers and 26,982 shares of unvested restricted stock granted to our directors.

Principal Shareholders

Except as set forth below, the following table sets forth information as of December 31, 2015, about persons whom we know to be the beneficial owners of more than 5% of our issued and outstanding common stock based solely on our review of the statement of beneficial ownership filed by these persons/entities with the SEC as of the date of such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1),(2)

Alliance 2000, Ltd. c/o 654 N. Sam Houston Pkwy. E. Suite 400 Houston, TX 77060-5914	8,668,935	(3)	31.06%
NGP Energy Technology Partners II, L.P. NGP ETP II, L.L.C. Energy Technology Partners, L.L.C. Philip J. Deutch c/o 1700 K Street NW, Suite 750 Washington, D.C. 20006	2,290,537	(4)	8.21%
B-29 Family Holdings, LLC 1700 Pacific Ave., Suite 3840 Dallas, TX 75201	2,100,000	(5)	7.52%
NorthPointe Capital, LLC c/o 101 W. Big Beaver, Suite 745 Troy, MI 48084	1,550,716	(6)	5.56%

(1)	Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of ENGlobal.
(2)	Based on 27,913,254 shares issued and outstanding on March 31, 2016.
(3)	Alliance 2000, Ltd. (“Alliance”) is a Texas limited partnership whose general partner is jointly owned by Mr. Coskey and his spouse.
(4)	The foregoing information is based solely upon information contained in a Schedule 13G/A filed by NGP Energy Technology Partners II, L.P. (“NGP Energy Tech”), NGP ETP II, L.L.C. (“NGP GP”), Energy Technology Partners, L.L.C. (“ETP”), and Mr. Philip J. Deutch, with the SEC on February 13, 2015 with respect to holdings of common stock as of December 31, 2014. NGP GP is the general partner of NGP Energy Tech. ETP is the sole manager of NGP GP and Mr. Deutch is the sole member and manager of ETP. By virtue of those relationships, Mr. Deutch may direct the vote and disposition of the 2,290,537 shares of common stock held by NGP Energy Tech.
(5)	The foregoing information is based upon information contained in a Schedule 13G filed by B-29 Family Holdings, LLC with the SEC on June 2, 2015, with respect to holdings of common stock as of May 27, 2015, as supplemented by information provided by B-29 Family Holdings LLC as of April 18, 2016. B-29 Family Holdings, LLC has the sole power to vote or direct the vote of 2,100,000 shares and the sole power to dispose or direct the disposition of 2,100,000 shares.
(6)	The foregoing information is based solely upon information contained in a Schedule 13G/A filed by NorthPointe Capital, LLC (“NorthPointe”) with the SEC on February 11, 2014 with respect to holdings of common stock as of December 31, 2013. NorthPointe has the sole power to vote or direct the vote of 285,388 shares and sole power to dispose or direct the disposition of 1,550,716 shares.

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company’s equity compensation plans as of December 26, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	300,000(1)	10.04	980,105(2)

Equity compensation plan not approved by security holders	--	--	--

(1) Includes options issued under our 1998 Incentive Plan, which plan expired in June 2008.

(2) Includes only shares available under the ENGlobal Corporation 2009 Equity Incentive Plan, since the 1998 Incentive Plan expired in June 2008.

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

The Board has determined that no related party transactions existed during fiscal 2015.

ITEM 14. Independent Registered Public Accounting Firm Services

Hein & Associates LLP was appointed as the Company’s independent auditors on December 20, 2013 and has audited the Company’s 2015 and 2014 consolidated financial statements. During 2014 and 2015, Hein & Associates LLP did not audit the Company’s internal control over financial reporting because the Company is a “smaller reporting company” as defined under the rules of the Exchange Act. The Audit Committee has determined that the audit-related services provided by Hein & Associates LLP are compatible with maintaining its independence in the conduct of its auditing functions pursuant to the auditor independence rules of the SEC. No non-audit services were provided by Hein & Associates LLP in 2015 or 2014.

The following table shows the fees paid or accrued by ENGlobal for the audit and other services provided by Hein & Associates LLP for fiscal years 2015 and 2014.

	2015	2014

Audit Fees	176,020	170,500
Audit-Related Fees	40,000	--
Tax Fees	--	--
All Other Fees	--	--
Total	216,270	170,500

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the Company’s independent registered public accounting firm for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the Company’s independent registered public accounting firm, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to ENGlobal or any of its subsidiaries, except that the Audit Committee Chairman has the right to approve up to $25,000 of services in any year. During 2015, all fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2) Schedules

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.16	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Amended and Restated Bylaws of Registrant dated November 6, 2007	10-K	3.3	3/28/2008	001-14217

3.4	Amendments to Amended and Restated Bylaws of Registrant dated April 29, 2008	10-Q	3.2	5/7/2008	001-14217

4.1	Registrant's specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	First Amended and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010	10-Q	10.1	5/5/2010	001-14217

+10.3	Amended and Restated 1998 Incentive Plan of Registrant dated June 8, 2006	10-K	10.6	3/28/2008	001-14217

+10.4	First Amendment to the Amended and Restated 1998 Incentive Plan of Registrant dated June 14, 2007	10-K	10.7	3/28/2008	001-14217

+10.5	Form of Incentive Stock Option Award Agreement of 1998 Incentive Plan of Registrant	10-K	10.8	3/28/2008	001-14217

+10.6	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.7	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.8	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.10	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.11	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.12	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.13	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.14	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.15	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	5/5/2010	001-14217

+10.16	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.17	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

+10.18	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.19	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.20	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

+10.21	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/15	001-14217

10.22	Asset Purchase Agreement by and between the Registrant and Steele Land and Insp., LLC dated September 7, 2012.	10-Q	10.4	11/19/2012	001-14217

10.23	Amendment One to Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated November 2, 2012	10-Q	10.5	11/19/2012	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

+10.24	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.25	Asset Purchase Agreement by and between ENGlobal Corporation and Furmanite America, Inc. dated December 11, 2012	10-K	10.76	4/15/2013	001-14217

10.26	Asset Purchase Agreement by and between ENGlobal U.S., Inc. and Furmanite America, Inc. dated July 15, 2013	8-K	2.1	7/11/2013	001-14217

10.27	Loan and Security Agreement dated as of September 16, 2014, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama bank.	8-K	10.1	9/17/2014	001-14217

10.28	Revolving Note dated as of September 16, 2014, executed by ENGlobal Corporation, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. and made payable to Regions Bank, an Alabama bank.	8-K	10.2	9/17/2014	001-14217

10.29	First Amendment to Loan and Security Agreement as of April 16, 2015, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	4/21/2015	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

**21.1	Subsidiaries of the Registrant

**23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

**101.ins	XBRL instance document

**101.sch	XBRL taxonomy extension schema document

**101.cal	XBRL taxonomy extension calculation linkbase document

**101.def	XBRL taxonomy extension definition linkbase document

**101.lab	XBRL taxonomy extension label linkbase document

**101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

+ Management contract or compensatory plan or arrangement

**	Previously filed with the Original Form 10-K filed with the SEC on March 3, 2016, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: June 15, 2016	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

