Form 10-Q
period 2016-06-25
ENGLOBAL CORP
filed 2016-08-04
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

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

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 3, 2016.

$0.001 Par Value Common Stock	27,799,181 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 25, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Operating revenues	$13,842	$21,053	$28,654	$44,155
Operating costs	11,989	16,444	25,128	35,424
Gross profit	1,853	4,609	3,526	8,731

Selling, general and administrative expenses	3,313	3,555	6,703	7,559
Operating income (loss)	(1,460)	1,054	(3,177)	1,172

Other income (expense):
Other income (expense), net	1	26	7	645
Interest expense, net	(49)	(44)	(85)	(66)
Income (loss) from operations before income taxes	(1,508)	1,036	(3,255)	1,751

Provision (benefit) for federal and state income taxes	95	60	(903)	152

Net income (loss)	$(1,603)	$976	$(2,352)	$1,599

Basic and diluted income (loss) per common share:	$(0.06)	$0.03	$(0.08)	$0.06

Basic and diluted weighted average shares used in computing earnings per share:	27,831	28,017	27,884	27,950

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	June 25, 2016	December 26, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$14,739	$7,806
Trade receivables, net of allowances of $377 and $1,150	14,274	24,097
Costs and estimated earnings in excess of billings on uncompleted contracts	3,648	4,062
Other current assets	872	1,459
Total Current Assets	33,533	37,424
Property and equipment, net	1,670	2,145
Goodwill	2,806	2,806
Deferred tax asset	10,200	9,137
Other assets	542	688
Total Assets	$48,751	$52,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,627	$3,182
Accrued compensation and benefits	2,451	3,086
Billings in excess of costs and estimated earnings on uncompleted contracts	3,750	3,912
Other current liabilities	1,315	1,690
Total Current Liabilities	11,143	11,870
Long Term Leases	185	318
Total Liabilities	11,328	12,188
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,886,598 and 28,058,513 shares issued and outstanding at June 25, 2016 and December 26, 2015, respectively	28	28
Additional paid-in capital	36,948	37,185
Accumulated earnings	447	2,799
Total Stockholders’ Equity	37,423	40,012
Total Liabilities and Stockholders’ Equity	$48,751	$52,200

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 25, 2016	June 27, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(2,352)	$1,599
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	619	784
Share-based compensation expense	242	249
Loss on disposal of fixed assets	1	—
Non cash change in note receivable	—	(635)
Deferred tax asset	(1,063)	—
Changes in current assets and liabilities:
Trade accounts receivable	9,823	2,715
Costs and estimated earnings in excess of billings on uncompleted contracts	414	(1,047)
Other current assets	662	351
Accounts payable	444	(2,544)
Accrued compensation and benefits	(635)	(554)
Billings in excess of costs and estimated earnings on uncompleted contracts	(162)	(1,428)
Income taxes payable	(257)	(349)
Other current liabilities, net	(72)	(1,102)
Net cash provided by (used in) operating activities	$7,664	$(1,961)

Cash Flows from Investing Activities:
Property and equipment acquired	(84)	(649)
Proceeds from notes receivable	29	6,083
Net cash (used in) provided by investing activities	$(55)	$5,434

Cash Flows from Financing Activities:
Debt issuance costs	(20)	(7)
Purchase of treasury stock	(479)	—
Payments on capitalized leases	(177)	(364)
Net cash used in financing activities	$(676)	$(371)
Net change in cash	6,933	3,102
Cash and cash equivalents, at beginning of period	7,806	6,213
Cash and cash equivalents, at end of period	$14,739	$9,315

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$87	$101
Cash paid during the period for income taxes (net of refunds)	$418	$502

Supplemental disclosure of noncash investing activities:
Property and equipment purchased through capital lease assignment	$—	$168

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) are prepared in accordance with accounting principles generally accepted in the United States of America. The Company consolidates all of its subsidiaries’ financial results, and significant inter-company accounts and transactions have been eliminated in the consolidation.

The condensed consolidated financial statements of the Company included herein are unaudited for the six month periods ended June 25, 2016 and June 27, 2015, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 26, 2015, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 26, 2015, included in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed consolidated financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of our critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

In the second quarter of 2016, the Company corrected the presentation of the proceeds of the Notes Receivable that affected the second, third and fourth quarters of 2015. Proceeds from Notes Receivable of $6.1 million were classified as a component of Cash Flows from Financing Activities when the proper classification should have been as a component of Cash Flows from Investing Activities. Management has evaluated the reclassification from both a quantitative and qualitative impact and has determined that this reclassification was not material to previously released financial statements. This reclassification had no impact on income or loss from operations, the balance sheet or the net cash generated or used for any period.

Each of our quarters is comprised of 13 weeks, which includes two 4-week months and one 5-week month (4-5-4 calendar quarter).

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 25, 2016 and December 26, 2015:

	June 25, 2016	December 26, 2015
	(dollars in thousands)
Costs incurred on uncompleted contracts	$55,810	$67,488
Estimated earnings on uncompleted contracts	21,565	27,492
Earned revenues	77,375	94,980
Less: billings to date	77,477	94,830
Net costs and estimated earnings (loss) in excess of billings on uncompleted contracts	$(102)	$150

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,648	$4,062
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,750)	(3,912)
Net costs and estimated earnings (loss) in excess of billings on uncompleted contracts	$(102)	$150

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $2.1 million in contingency amounts as of June 25, 2016 compared to $2.4 million as of December 26, 2015. Losses on contracts are recorded in full as they are identified. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer. We currently have $3.9 million in retainage as of June 25, 2016 compared to $6.9 million as of December 26, 2015.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.1 million in deferred revenue recognition as of June 25, 2016 compared to $0.1 million as of December 26, 2015. This deferred revenue represents work on not–to-exceed contracts that has been performed but has not been billed or booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to us in the form of revolving loans of up to the lesser of $10.0 million (the “Commitment”) or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. There were no loans outstanding under the Loan Agreement as of June 25, 2016 or December 26, 2015. On June 16, 2016, but effective May 29, 2016, we entered into the Second Amendment to the Loan Agreement (“Second Amendment”) with the Lender pursuant to which the Company is not required to comply with the fixed charge coverage ratio financial covenant from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, provided that the Company is not permitted to have any obligations or borrowings related to working capital outstanding and the Company is required to retain a cash balance of $5 million in collection accounts with the Lender. In effect, this prohibits the Company from borrowing any material amount under the Loan Agreement with Regions Bank until the Company regains compliance with the fixed charge coverage ratio.

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

Material Covenants: The Loan Agreement requires the Company to comply with various financial, affirmative and negative covenants affecting its businesses and operations, including:

●	The Company will not be a party to mergers, acquisitions, consolidations, reorganizations or similar transactions.

●	The Company will not sell, lease, transfer or otherwise dispose of any of its properties or assets (subject to certain exceptions set forth in the Loan Agreement).

●	The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock, provided that the Company may repurchase up to $2 million of its common stock pursuant to its announced stock repurchase plan, subject to certain conditions.

●	The fixed charge coverage ratio must not be less than 1.10 to 1.00.

●	The Company will not permit capital expenditures during any fiscal year to exceed $3.5 million.

The Company was in compliance with all of the material covenants of the Loan Agreement as of June 25, 2016 other than the fixed charge coverage ratio, for which compliance is not required from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, as described above.

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

Revenues, operating income, and identifiable assets for each segment are set forth in the following tables. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments.

Segment information for the three months ended June 25, 2016 and June 27, 2015 is as follows (dollars in thousands):

For the three months ended June 25, 2016:	EPCM	Automation	Corporate	Consolidated

Revenue	$8,257	$5,585	$—	$13,842
Gross profit	789	1,064	—	1,853
SG&A	754	775	1,784	3,313
Operating income (loss)	35	289	(1,784)	(1,460)
Other income				1
Interest expense, net				(49)
Tax expense				95
Net loss				$(1,603)

For the three months ended June 27, 2015:	EPCM	Automation	Corporate	Consolidated

Revenue	$12,931	$8,122	$—	$21,053
Gross profit	2,074	2,535	—	4,609
SG&A	739	579	2,237	3,555
Operating income (loss)	1,335	1,956	(2,237)	1,054
Other income				26
Interest expense, net				(44)
Tax expense				(60)
Net income				$976

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT INFORMATION (CONTINUED)

Segment information for the six months ended June 25, 2016 and June 27, 2015 is as follows (dollars in thousands):

For the six months ended June 25, 2016:	EPCM	Automation	Corporate	Consolidated

Revenue	$16,784	$11,870	$—	$28,654
Gross profit	1,423	2,103	—	3,526
SG&A	1,523	1,518	3,661	6,703
Operating income (loss)	(100)	585	(3,661)	(3,177)
Other income				7
Interest expense, net				(85)
Tax benefit				903
Net loss				$(2,352)

For the six months ended June 27, 2015:	EPCM	Automation	Corporate	Consolidated

Revenue	$26,229	$17,926	$—	$44,155
Gross profit	4,132	4,599	—	8,731
SG&A	1,463	1,285	4,811	7,559
Operating income (loss)	2,669	3,314	(4,811)	1,172
Other income				645
Interest expense, net				(66)
Tax expense				(152)
Net income				$1,599

Total Assets by Segment	As of June 25, 2016	As of December 26, 2015
	(dollars in thousands)
EPCM	$8,238	$13,009
Automation	13,842	19,570
Corporate	26,671	19,621
Consolidated	$48,751	$52,200

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FEDERAL AND STATE INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740 for interim reporting periods. Under ASC 740-270, the Company estimates an annual effective tax rate based on year-to-date operating results and its projection of operating results for the remainder of the year. We apply this annual effective tax rate to the year-to-date operating results. If its actual results differ from the estimated annual projection, its estimated annual effective tax rate can change affecting the tax expense for successive interim results as well as the estimated annual tax expense results. Certain states are not included in the calculation of the estimated annual effective tax rate because the underlying basis for the tax is related to revenues and not taxable income. Amounts for Texas margin taxes are reported as income tax expense.

The Company applies a more likely than not recognition threshold for all tax uncertainties. The Financial Accounting Standards Board (“FASB”) guidance for uncertain tax positions only allows the recognition of those tax benefits, based on their technical merits that are greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. Management has reviewed the Company’s tax positions and determined there are no uncertain tax positions requiring recognition in the financial statements. U.S. federal tax returns prior to 2012 and Texas margins tax returns prior to 2012 are closed. Generally, the applicable statutes of limitations are three to four years from their filings.

The Company recorded a $0.1 million income tax expense and $0.9 million income tax benefit for the three and six months ended June 25, 2016, respectively, compared to a tax expense of $0.1 million and $0.2 million for the three and six months ended June 27, 2015, respectively. The Company’s effective tax rate was -6.3% and 27.7% for the three and six months ended June 25, 2016, respectively, as compared with 5.8% and 8.7% for the three and six months ended June 27, 2015, respectively. The effective tax rate for the three and six months ended June 25, 2016 differed from the federal statutory rate of 35% primarily due a change in the operating results from net income to net loss, non-deductible items, foreign withholding tax expense and tax credits for the three and six months ending June 25, 2016. The effective tax rate for the six months ended June 27, 2015 differed from the federal statutory rate of 35% due to a full valuation allowance on the Company’s deferred tax assets. The majority of the valuation allowance was released in the fourth quarter of fiscal 2015.

NOTE 6 – STOCK REPURCHASE PROGRAM

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of June 25, 2016, the Company had purchased 499,344 shares for $533 thousand under the repurchase program of which 180,989 shares were purchased in the three months ended June 25, 2016 for $228 thousand.

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

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers’ compensation insurance, directors’ and officers’ liability insurance and a general umbrella policy, all with standard self-insured retentions/deductibles. The Company also provides health insurance to its employees (including vision and dental), and is partially self-funded for these claims. Provisions for expected future payments are accrued based on the Company’s experience, and specific stop loss levels provide protection for the Company. The Company believes it has adequate reserves for the self-funded portion of its insurance policies. The Company is not aware of any material litigation or claims that are not covered by these policies or which are likely to materially exceed the Company’s insurance limits.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

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

Results of Operations

The Company recognizes service revenue when the services are performed. The majority of the Company’s engineering services have historically been provided through time-and-material contracts and a majority of the Company’s engineered automation system revenues are earned on fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company’s core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three and six months ended June 25, 2016 versus the three and six months ended June 27, 2015

The following table, for the three months ended June 25, 2016 versus the three months ended June 27, 2015, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended June 25, 2016:
Revenue	$8,257	$5,585	$—	$13,842	100.0%
Gross profit	789	1,064	—	1,853	13.4%
SG&A	754	775	1,783	3,313	23.9%
Operating income (loss)	35	289	(1,783)	(1,460)	(10.5)%
Other income				1
Interest expense, net				(49)
Tax expense				95
Net loss				$(1,603)	(11.6)%
Diluted income per share				$(0.06)

Three months ended June 27, 2015:
Revenue	$12,931	$8,122	$—	$21,053	100.0%
Gross profit	2,074	2,535	—	4,609	21.9%
SG&A	739	579	2,237	3,555	16.9%
Operating income (loss)	1,335	1,956	(2,237)	1,054	5.0%
Other income				26
Interest expense, net				(44)
Tax expense				(60)
Net income				$976	4.6%
Diluted income per share				$0.03

Increase (Decrease) in Operating Results:
Revenue	$(4,674)	$(2,537)	$—	$(7,211)	(34.3)%
Gross profit (loss)	(1,285)	(1,471)	—	(2,756)	(59.8)%
SG&A	15	196	(454)	(242)	(6.8)%
Operating income (loss)	(1,300)	(1,667)	454	(2,514)	(238.5)%
Other income (expense)				(25)
Interest expense, net				(5)
Tax expense				155
Net income				$(2,579)	(264.2)%
Diluted income per share				$(0.09)

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table, for the six months ended June 25, 2016 versus the six months ended June 27, 2015, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Six months ended June 25, 2016:
Revenue	$16,784	$11,870	$—	$28,654	100.0%
Gross profit	1,423	2,103	—	3,526	12.3%
SG&A	1,523	1,518	3,661	6,703	23.4%
Operating income (loss)	(100)	585	(3,661)	(3,177)	(11.1)%
Other income				7
Interest expense, net				(85)
Tax benefit				903
Net loss				$(2,352)	(8.2)%
Diluted income per share				$(0.08)

Six months ended June 27, 2015:
Revenue	$26,229	$17,926	$—	$44,155	100.0%
Gross profit	4,132	4,599	—	8,731	19.8%
SG&A	1,463	1,285	4,811	7,559	17.1%
Operating income (loss)	2,669	3,314	(4,811)	1,172	2.7%
Other income				645
Interest expense, net				(66)
Tax expense				(152)
Net income				$1,599	3.6%
Diluted income per share				$0.06

Increase (Decrease) in Operating Results:
Revenue	$(9,445)	$(6,056)	$—	$(15,501)	(35.1)%
Gross profit (loss)	(2,709)	(2,496)	—	(5,205)	(59.6)%
SG&A	60	233	(1,150)	(856)	(11.3)%
Operating income (loss)	(2,769)	(2,729)	1,150	(4,349)	(371.0)%
Other income (expense)				(638)
Interest expense, net				(19)
Tax expense				1,055
Net income				$(3,951)	(247.1)%
Diluted income per share				$(0.14)

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue – Revenue decreased $7.2 million and $15.5 million for the three and six months ended June 25, 2016, as compared to the three and six months ended June 27, 2015. Revenue for both the EPCM and Automation segments were negatively impacted by the significant decline in oil and gas prices and the subsequent drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry. Revenue from the EPCM segment decreased $4.7 million and $9.4 million for the three and six months ended June 25, 2016, as compared to the three and six months ended June 27, 2015. The decrease in revenue is largely due to the completion of projects and the decline in our clients’ activities which has reduced the number of new projects. Revenue from the Automation segment decreased $2.5 million and $6.1 million for the three and six months ended June 25, 2016, as compared to the three and six months ended June 27, 2015. Revenue from the CPC project decreased $1.9 million and $3.3 million compared to last year as a result of the project nearing completion. In addition, we had $2.9 million of revenue from the upstream sector for the six month period last year that did not repeat this year. Recognizing the implications of declining oil prices in 2015, we have taken steps to mitigate and reverse the declining revenue trends. In the latter half of 2015, we hired three seasoned business development professionals and another in the first quarter of 2016. While it will require time for these efforts to generate revenue, our proposal activity has increased and our backlog has remained steady. We expect to see the continued benefits of these efforts in the second half of 2016 subject to the overall level of spending in the energy sectors that we concentrate in.

Gross Profit – Gross profit decreased $2.8 and $5.2 million for the three and six months ended June 25, 2016, as compared to the three and six months ended June 27, 2015. Gross profit for the EPCM segment decreased $1.3 million and $2.8 million for the three and six months ended June 25, 2016, as compared to the three and six months ended June 27, 2015. Gross profit for the Automation segment decreased $1.7 million and $2.7 million for the three and six months ended June 25, 2016, as compared to the three and six months ended June 27, 2015. Gross profit margin declined to 13.4% and 12.3% for the three and six months ended June 25, 2016, versus 21.9% and 19.8% in the comparable three and six month periods of the prior year. Gross profit margins for both the EPCM segment and the Automation segment were negatively impacted by higher variable labor costs as a result of lower manpower utilization which increased to 9.4% and 9.9% of revenue from 6.2% and 5.7% on a consolidated basis for the three and six months ended June 25, 2016 as compared to the three and six months ended June 27, 2015. We initiated cost savings measures in the second quarter by introducing a furlough program and reducing our payroll burden. We have also taken additional steps in the third quarter by limiting hours spent on indirect activities. We expect these measures to positively impact our gross profit margins for future periods. We intend to monitor labor utilization for both the EPCM and the Automation segments with the goal of improving gross profit margins while remaining positioned for a potential rebound and growth in future periods.

Selling, General and Administrative – Overall our SG&A expenses decreased by $0.2 million and $0.9 million for the three and six months ended June 25, 2016, as compared to last year’s periods. While we have made a significant investment in strategic business development resources this year, amounting to approximately $0.4 million, we have more than offset this investment by reducing our IT, facility, contract services, depreciation and amortization costs, and we continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Other Income (Expense) – Other income decreased by $0.6 million for the six months ended June 25, 2016, as compared to the six months ended June 27, 2015. The six month period for last year benefitted from $0.6 million in the collection and recognition of a gain on a notes receivable that had been fully reserved for.

Interest Expense, net – Our interest expense was less than $0.1 million for the three and six months ended June 25, 2016, and for the three and six months ended June 27, 2015. Our interest expense consists primarily of interest on our capital leases, amortization of the cost of entering into the Loan Agreement with Regions Bank, Loan Agreement commitment fees and other fees associated with the Loan Agreement. We currently have no amounts outstanding under the Loan Agreement.

Tax Expense – The Company recorded a $0.1 million income tax expense and $0.9 million income tax benefit for the three and six months ended June 25, 2016, respectively, compared to a tax expense of $0.1 million and $0.2 million for the three and six months ended June 27, 2015, respectively. The Company’s effective tax rate was -6.3% and 27.7% for the three and six months ended June 25, 2016, respectively, as compared with 5.8% and 8.7% for the three and six months ended June 27, 2015, respectively. The effective tax rate for the three and six months ended June 25, 2016 differed from the federal statutory rate of 35% primarily due a change in the operating results from net income to net loss, non-deductible items, foreign withholding tax expense and tax credits for the three and six months ending June 25, 2016. The effective tax rate for the six months ended June 27, 2015 differed from the federal statutory rate of 35% due to a full valuation allowance on the Company’s deferred tax assets. The majority of the valuation allowance was released in the fourth quarter of fiscal 2015.

Net Income – Net loss increased $2.6 million and $4.0 million for the three and six months ended June 25, 2016, as compared to the three and six months ended June 27, 2015 as a result of lower revenues and gross profit, partially offset by lower selling and administrative expenses.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds as our Loan Agreement with Regions Bank does not presently provide us with any meaningful availability. We had cash of approximately $14.7 million at June 25, 2016, and $7.8 million as of December 26, 2015. Our working capital as of June 25, 2016 was $22.4 million versus $25.6 million as of December 26, 2015. We believe our current cash on hand and our other working capital are sufficient to fund our ongoing operations. Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis. Actions outside of our control may hinder or preclude the collection of these receivables.

Cash Flows from Operating Activities

Operating activities generated $7.7 million in cash versus a use of $2.0 million for the six months ended June 25, 2016, as compared to the six months ended June 27, 2015. The primary drivers of our increase in cash provided by operations for the six months ended June 25, 2016 were an increase in collections of trade receivables, reductions to cost in excess of billings and prepaid expenses offset by a net loss of $2.3 million.

Cash Flows from Investing Activities

Investing activities used cash of $0.1 million for the six months ended June 25, 2016, as compared to generating cash of $5.4 million for the six months ended June 27, 2015. Collections from notes receivable generated $6.1 million in proceeds in the six months ended June 27, 2015 versus $0.0 million in the six months ended June 25, 2016. Expenditures for property and equipment were $0.1 million for the six months ended June 25, 2016, as compared to $0.6 million for the six months ended June 27, 2015. Expenditures for property and equipment for full year 2016 are budgeted to be approximately $0.5 million. The Loan Agreement with Regions Bank limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities used cash totaling approximately $0.7 million for the six months ended June 25, 2016, as compared to using cash of $0.4 million for the six months ended June 27, 2015. The primary uses of cash were $0.5 million versus $0.0 million for the repurchase of common stock and $0.2 million versus $0.4 million for payment of obligations under capital leases in the six months ended June 25, 2016 as compared to the six months ended June 27, 2015.

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to us in the form of revolving loans of up to the lesser of $10.0 million (the “Commitment”) or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. There were no loans outstanding under the Loan Agreement as of June 25, 2016 or December 26, 2015. On June 16, 2016, but effective May 29, 2016, we entered into the Second Amendment to the Loan Agreement (“Second Amendment”) with the Lender pursuant to which the Company is not required to comply with the fixed charge coverage ratio financial covenant from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, provided that the Company is not permitted to have any obligations or borrowings related to working capital outstanding and the Company is required to retain a cash balance of $5 million in collection accounts with the Lender. In effect, this prohibits the Company from borrowing any material amount under the Loan Agreement with Regions Bank until after the fiscal month ended December 31, 2016 and the Company regains compliance with the fixed charge coverage ratio.

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

Material Covenants: The Loan Agreement requires the Company to comply with various financial, affirmative and negative covenants affecting its businesses and operations, including:

●	The Company will not be a party to mergers, acquisitions, consolidations, reorganizations or similar transactions.

●	The Company will not sell, lease, transfer or otherwise dispose of any of its properties or assets (subject to certain exceptions set forth in the Loan Agreement).

●	The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock, provided that the Company may repurchase up to $2 million of its common stock pursuant to its announced stock repurchase plan, subject to certain conditions.

●	The fixed charge coverage ratio must not be less than 1.10 to 1.00.

●	The Company will not permit capital expenditures during any fiscal year to exceed $3.5 million.

The Company was in compliance with all of the material covenants of the Loan Agreement as of June 25, 2016 other than the fixed charge coverage ratio, for which compliance is not required from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, as described above.

Stock Repurchase Program: On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of June 25, 2016, the Company had purchased 499,344 shares for an aggregate amount of $533 thousand under the repurchase program.

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

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Loan Agreement with Regions Bank. As of June 25, 2016, we had no borrowings outstanding under the Loan Agreement. Any future borrowing will accrue interest as detailed in Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Line of Credit Facility” above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 25, 2016, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 25, 2016, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 25, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to borrow under our credit facility is limited due to a recent amendment which will limit our ability to finance operations or engage in other business activities which could have a material impact on our financial condition. Historically, we have relied on credit facilities with significantly higher levels of availability to provide us with adequate working capital to operate and expand our business. Due to a recent amendment, our credit facility, which consists of a revolving loan facility in addition to a sub-facility for letters of credit, currently provides for no availability except as may be necessary for intraday cash management activities and up to $0.5 million for letters of credit. In addition, we are required to maintain $5 million in a collections account with the lender. The credit facility also restricts us from mergers, acquisitions, sales of assets, and paying dividends, among other provisions which could restrict opportunities for growth.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of June 25, 2016, our backlog was approximately $43 million, including $12 million for the CPC Project. We expect a majority of this backlog to be completed in 2016 and 2017. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a precipitous decline and above normal volatility in crude oil and natural gas prices from mid-2014 through the current date.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States. The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $87 million over the life of the contract and represents approximately $12 million of our backlog at June 25, 2016. This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea. This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States. For example, Russia and the Ukraine are experiencing significant unrest, which has involved, among other things, Russia’s annexation of the Crimean region of Ukraine in 2014. As a result, economic sanctions by the U.S., United Nations and other countries remain in place against Russia, and additional sanctions are possible as the situation continues into 2016. In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition. While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

●	Difficulties in managing the staffing of our international operations, including hiring and retaining qualified employees and transportation of employees to and from the region;

●	Difficulties and increased expense introducing corporate policies and controls in our international operations;

●	Increased expense to comply with foreign laws and legal standards, including laws that regulate pricing and promotion activities and the import and export of information technology, which can be difficult to monitor and are often subject to change;

●	Increased expense to comply with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;

●	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	Political, social and economic instability; and

●	Expropriation of assets by foreign governments.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. For example, as of June 25, 2016, our customer for the CPC project had $3.9 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the quarterly period ending June 25, 2016:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
March 27, 2016 to April 23, 2016	57,122	1.17	375,477	1,627,021
April 24, 2016 to May 28, 2016	77,757	1.30	453,234	1,524,616
May 29, 2016 to June 25, 2016	46,110	1.23	499,344	1,467,026
Total	180,989	$1.265	499,344	$1,467,026

(1)	On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of June 25, 2016, the Company had purchased 499,344 shares for an aggregate amount of $533 thousand under the repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

10.1	Second Amendment to Loan and Security Agreement dated effective as of May 29, 2016 and executed on June 16, 2016, by and among ENGlobal Corporation, ENGlobal U.S. Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc. ENGlobal Emerging Markets and Regions Bank	8-K	10.1	6/17/2016	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2016

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2016

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2016

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 4, 2016
ENGlobal Corporation

		By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

