Form 10-Q
period 2016-09-24
ENGLOBAL CORP
filed 2016-11-03
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

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

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 2, 2016.

$0.001 Par Value Common Stock	27,363,003 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 24, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Operating revenues	$15,968	$18,210	$44,622	$62,365
Operating costs	12,087	14,437	37,215	49,861
Gross profit	3,881	3,773	7,407	12,504

Selling, general and administrative expenses	3,511	3,350	10,214	10,909
Operating income (loss)	370	423	(2,807)	1,595

Other income (expense):
Other income (expense), net	10	(4)	17	641
Interest expense, net	(44)	(32)	(129)	(98)
Income (loss) from operations before income taxes	336	387	(2,919)	2,138

Provision (benefit) for federal and state income taxes	(153)	67	(1,056)	219

Net income (loss)	$489	$320	$(1,863)	$1,919

Basic and diluted income (loss) per common share:	$0.02	$0.01	$(0.07)	$0.07

Basic and diluted weighted average shares used in computing earnings per share:	27,700	28,103	27,823	28,001

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	September 24, 2016	December 26, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$16,145	$7,806
Trade receivables, net of allowances of $422 and $1,150	13,071	24,097
Costs and estimated earnings in excess of billings on uncompleted contracts	2,152	4,062
Other current assets	595	1,459
Total Current Assets	31,963	37,424
Property and equipment, net	1,451	2,145
Goodwill	2,806	2,806
Deferred tax asset	10,374	9,137
Other assets	620	688
Total Assets	$47,214	$52,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,458	$3,182
Accrued compensation and benefits	2,644	3,086
Billings in excess of costs and estimated earnings on uncompleted contracts	2,136	3,912
Other current liabilities	1,423	1,690
Total Current Liabilities	9,661	11,870
Long Term Leases	137	318
Total Liabilities	9,798	12,188
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,421,281 and 28,058,513 shares issued and outstanding at September 24, 2016 and December 26, 2015, respectively	28	28
Additional paid-in capital	36,452	37,185
Accumulated earnings	936	2,799
Total Stockholders’ Equity	37,416	40,012
Total Liabilities and Stockholders’ Equity	$47,214	$52,200

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 24, 2016	September 26, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(1,863)	$1,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	868	1,110
Share-based compensation expense	367	374
Loss on disposal of fixed assets	1	—
Non cash change in note receivable	—	(635)
Deferred income tax benefit	(1,237)	—
Changes in current assets and liabilities:
Trade accounts receivable	11,026	5,411
Costs and estimated earnings in excess of billings on uncompleted contracts	1,910	1,159
Other current assets	832	532
Accounts payable	276	(3,135)
Accrued compensation and benefits	(442)	(140)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,776)	(4,393)
Income taxes payable	(237)	(299)
Other current liabilities, net	33	(954)
Net cash provided by operating activities	$9,758	$949

Cash Flows from Investing Activities:
Property and equipment acquired	(84)	(873)
Proceeds from notes receivable	30	6,083
Net cash (used in) provided by investing activities	$(54)	$5,210

Cash Flows from Financing Activities:
Debt issuance costs	(20)	(7)
Purchase of treasury stock	(1,100)	(11)
Payments on capitalized leases	(245)	(476)
Net cash used in financing activities	$(1,365)	$(494)
Net change in cash	8,339	5,665
Cash and cash equivalents, at beginning of period	7,806	6,213
Cash and cash equivalents, at end of period	$16,145	$11,878

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$131	$134
Cash paid during the period for income taxes (net of refunds)	$428	$517

Supplemental disclosure of noncash investing activities:
Property and equipment purchased through capital lease assignment	$—	$304

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. Therefore these condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 26, 2015, included in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed financial statements included herein are unaudited for the three and nine month periods ended September 24, 2016 and September 26, 2015, and in the case of the condensed balance sheet as of December 26, 2015, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

As we had no items of other comprehensive income in any period presented, no other components of comprehensive income or comprehensive income are presented.

The Company’s accounting policies are in accordance with U.S. GAAP. A summary of our critical accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accounting

In April 2015, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This pronouncement is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015. We adopted this pronouncement in the first quarter of fiscal 2016 and because the Company did not have any debt outstanding at fiscal year-end 2015 or any interim reporting period to date in 2016, this pronouncement did not have an impact on the Company’s financial statements or related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This amendment allows for the deferral and presentation of debt issuance costs as an asset to be ratably amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has historically accounted for its debt issuance costs related to revolving credit agreements in accordance with this amendment and therefore this pronouncement did not have an impact on the Company’s financial statements or related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), that will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In May 2016, the FASB issued ASU No. 2016-12 to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and other technical corrections. This new accounting standard, as updated, is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this pronouncement will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. We are currently evaluating the impact this pronouncement will have on our financial statements and related disclosures.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We are currently evaluating the impact this pronouncement will have on our financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment addresses how certain specified cash receipts and cash payments are presented in the statement of cash flows. This guidance becomes effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

NOTE 2 – CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 24, 2016 and December 26, 2015 (amounts in thousands):

	September 24, 2016	December 26, 2015
Costs incurred on uncompleted contracts	$56,512	$67,488
Estimated earnings on uncompleted contracts	23,853	27,492
Earned revenues	80,365	94,980
Less: billings to date	80,349	94,830
Net costs and estimated earnings in excess of billings on uncompleted contracts	$16	$150

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,152	$4,062
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,136)	(3,912)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$16	$150

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $0.6 million in contingency amounts as of September 24, 2016 compared to $2.4 million as of December 26, 2015. Losses on contracts are recorded in full as they are identified. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer. We currently have $3.5 million in retainage as of September 24, 2016 compared to $6.9 million as of December 26, 2015.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we defer revenue recognition until we receive either written authorization or payment. We currently have $0.1 million in deferred revenue recognition as of September 24, 2016 compared to $0.1 million as of December 26, 2015. This deferred revenue represents work on not–to-exceed contracts that has been performed but has not been billed or booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to us in the form of revolving loans of up to the lesser of $10.0 million (the “Commitment”) or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. There were no loans outstanding under the Loan Agreement as of September 24, 2016 or December 26, 2015. On June 16, 2016, but effective May 29, 2016, we entered into the Second Amendment to the Loan Agreement (“Second Amendment”) with the Lender pursuant to which the Company is not required to comply with the fixed charge coverage ratio financial covenant from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, provided that the Company is not permitted to have any obligations or borrowings related to working capital outstanding and the Company is required to retain a cash balance of at least $5.0 million in collection accounts with the Lender. In effect, this prohibits the Company from borrowing any material amount under the Loan Agreement until the Company is able to comply with the fixed charge coverage ratio.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES

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

Material Covenants: The Loan Agreement requires the Company to comply with various financial, affirmative and negative covenants affecting its businesses and operations, including:

●	The Company will not be a party to mergers, acquisitions, consolidations, reorganizations or similar transactions.

●	The Company will not sell, lease, transfer or otherwise dispose of any of its properties or assets (subject to certain exceptions set forth in the Loan Agreement).

●	The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock, provided that the Company may repurchase up to $2.0 million of its common stock pursuant to its announced stock repurchase plan, subject to certain conditions.

●	The fixed charge coverage ratio must not be less than 1.10 to 1.00.

●	The Company will not permit capital expenditures during any fiscal year to exceed $3.5 million.

The Company was in compliance with all of the material covenants of the Loan Agreement as of September 24, 2016 other than the fixed charge coverage ratio, for which compliance is not required from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, as described above.

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

Segment information for the three months ended September 24, 2016 and September 26, 2015 is as follows (amounts in thousands):

For the three months ended September 24, 2016:	EPCM	Automation	Corporate	Consolidated

Revenues	$8,216	$7,752	$—	$15,968
Gross profit	1,454	2,427	—	3,881
SG&A expense	909	685	1,917	3,511
Operating income (loss)	545	1,742	(1,917)	370
Other income, net				10
Interest expense, net				(44)
Income tax benefit				153
Net income				$489

For the three months ended September 26, 2015:	EPCM	Automation	Corporate	Consolidated

Revenues	$11,945	$6,265	$—	$18,210
Gross profit	1,720	2,053	—	3,773
SG&A expense	653	584	2,113	3,350
Operating income (loss)	1,067	1,469	(2,113)	423
Other loss, net				(4)
Interest expense, net				(32)
Income tax expense				(67)
Net income				$320

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT INFORMATION (CONTINUED)

Segment information for the nine months ended September 24, 2016 and September 26, 2015 is as follows (amounts in thousands):

For the nine months ended September 24, 2016:	EPCM	Automation	Corporate	Consolidated

Revenues	$25,000	$19,622	$—	$44,622
Gross profit	2,877	4,530	—	7,407
SG&A expense	2,432	2,203	5,579	10,214
Operating income (loss)	445	2,327	(5,579)	(2,807)
Other income, net				17
Interest expense, net				(129)
Income tax benefit				1,056
Net loss				$(1,863)

For the nine months ended September 26, 2015:	EPCM	Automation	Corporate	Consolidated

Revenues	$38,174	$24,191	$—	$62,365
Gross profit	5,852	6,652	—	12,504
SG&A expense	2,116	1,869	6,924	10,909
Operating income (loss)	3,736	4,783	(6,924)	1,595
Other income, net				641
Interest expense, net				(98)
Income tax expense				(219)
Net income				$1,919

Total Assets by Segment	As of September 24, 2016	As of December 26, 2015
	(amounts in thousands)
EPCM	$7,660	$13,009
Automation	11,672	19,570
Corporate	27,882	19,621
Consolidated	$47,214	$52,200

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FEDERAL AND STATE INCOME TAXES

The Company accounts for income taxes in accordance with the FASB’s Accounting Standards Codification 740 (“ASC 740”) for interim reporting periods. Under ASC 740-270, we estimate an annual effective income tax rate based on year-to-date operating results and our projection of operating results for the remainder of the year. We apply this projected annual effective income tax rate to the year-to-date operating results to accrue for income taxes. If actual operating results differ from the annual projection, our estimated annual effective income tax rate can change affecting income tax expense for successive interim results as well as the estimated annual income tax expense results. Certain state taxes are not included in the calculation of the estimated annual effective income tax rate because the underlying basis for such state taxes is related to revenues and not taxable income. Amounts related to Texas margin taxes are reported as income tax expense.

The Company applies a more likely than not recognition threshold for all tax uncertainties. The accounting for uncertainty in income taxes prescribes that tax benefits are only recognized when there is a greater than a 50 percent likelihood of being sustained upon examination by the taxing authorities. Management has reviewed the Company’s tax positions and determined there are no uncertain tax positions requiring recognition in the financial statements. U.S. federal tax returns prior to 2012 and Texas margins tax returns prior to 2012 are closed. Generally, the applicable statutes of limitations are three to four years from their filings.

The Company recorded income tax benefits of $0.2 million and $1.1 million for the three and nine months ended September 24, 2016, respectively, compared to income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 26, 2015, respectively. The Company’s effective tax rate was (45.8)% and 36.2% for the three and nine months ended September 24, 2016, respectively, as compared to 17.3% and 10.2% for the three and nine months ended September 26, 2015, respectively. The effective tax rate for the three and nine months ended September 24, 2016 differed from the federal statutory rate of 35% primarily due a change in the operating results from net income to net loss, non-deductible items, foreign withholding tax expense, the true-up of prior year income tax accruals to our filed returns and a change in our blended income state tax rate.

NOTE 6 – STOCK REPURCHASE PROGRAM

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 24, 2016, the Company had purchased 950,911 shares for $1.2 million under the repurchase program. During the three and nine months ended September 24, 2016, we purchased and retired 451,567 shares and 897,167 shares, respectively, at a cost of $0.6 million and $1.1 million, respectively, under this program.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry through two segments: Engineering, Procurement and Construction Management (“EPCM”) and Automation Engineering and Integrated Products (“Automation”). The Company has recently expanded its service offerings to include the fabrication of certain components that it engineers at a 31 acre fabrication facility located in Henderson, Texas. While this additional service will allow the Company to potentially capture more project scope in the near term, the primary purpose for adding this service, in addition to our current engineering, automation and integration services, is to provide a differentiated, lower cost alternative for highly engineered modularized systems and thereby providing higher value to our clients.

Results of Operations

The majority of the Company’s EPCM services have historically been provided through time-and-material contracts and a majority of the Company’s engineered automation system revenues are provided through fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company’s core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three and nine months ended September 24, 2016 versus the three and nine months ended September 26, 2015

The following table, which compares our results for the three months ended September 24, 2016 to our results for the three months ended September 26, 2015, provides relevant financial data that is derived from our condensed consolidated statements of operations (amounts in thousands, except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended September 24, 2016:
Revenues	$8,216	$7,752	$—	$15,968	100.0%
Gross profit	1,454	2,427	—	3,881	24.3%
SG&A expense	909	685	1,917	3,511	22.0%
Operating income (loss)	545	1,742	(1,917)	370	2.3%
Other income, net				10
Interest expense, net				(44)
Income tax benefit				153
Net income				$489	3.1%
Diluted income per share				$0.02

Three months ended September 26, 2015:
Revenues	$11,945	$6,265	$—	$18,210	100.0%
Gross profit	1,720	2,053	—	3,773	20.7%
SG&A expense	653	584	2,113	3,350	18.4%
Operating income (loss)	1,067	1,469	(2,113)	423	2.3%
Other income, net				(4)
Interest expense, net				(32)
Income tax expense				(67)
Net income				$320	1.8%
Diluted income per share				$0.01

Increase (Decrease) in Operating Results:
Revenues	$(3,729)	$1,487	$—	$(2,242)	(12.3)%
Gross profit (loss)	(266)	374	—	108	2.9%
SG&A expense	256	101	(196)	161	4.8%
Operating income (loss)	(522)	273	196	(53)	(12.5)%
Other income (expense), net				14
Interest expense, net				(12)
Income tax expense				220
Net income				$169	52.8%
Diluted income per share				$0.01

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table, which compares our results for the nine months ended September 24, 2016 to our results for the nine months ended September 26, 2015, provides relevant financial data that is derived from our condensed consolidated statements of operations (amounts in thousands, except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Nine months ended September 24, 2016:
Revenues	$25,000	$19,622	$—	$44,622	100.0%
Gross profit	2,877	4,530	—	7,407	16.6%
SG&A expense	2,432	2,203	5,579	10,214	22.9%
Operating income (loss)	445	2,327	(5,579)	(2,807)	(6.3)%
Other income, net				17
Interest expense, net				(129)
Income tax benefit				1,056
Net loss				$(1,863)	(4.2)%
Diluted loss per share				$(0.07)

Nine months ended September 26, 2015:
Revenues	$38,174	24,191	$—	$62,365	100.0%
Gross profit	5,852	6,652	—	12,504	20.0%
SG&A expense	2,116	1,869	6,924	10,909	17.5%
Operating income (loss)	3,736	4,783	(6,924)	1,595	2.6%
Other income, net				641
Interest expense, net				(98)
Income tax expense				(219)
Net income				$1,919	3.1%
Diluted income per share				$0.07

Increase (Decrease) in Operating Results:
Revenues	$(13,174)	$(4,569)	$—	$(17,743)	(28.5)%
Gross profit	(2,975)	(2,122)	—	(5,097)	(40.8)%
SG&A expense	316	334	(1,345)	(695)	(6.4)%
Operating income (loss)	(3,291)	(2,456)	1,345	(4,402)	(276.0)%
Other income, net				(624)
Interest expense, net				(31)
Income tax benefit (expense)				1,275
Net loss				$(3,782)	(197.1)%
Diluted loss per share				$(0.14)

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue – Revenues decreased $2.2 million for the three months ended September 24, 2016 as compared to the three ended September 26, 2015. EPCM segment revenues decreased $3.7 million for the current quarterly period as compared to the prior year quarterly period largely due to the completion of projects and the decline in our clients’ activities which has reduced the number of new projects. Automation segment revenues increased $1.5 million for the current quarterly period as compared to the prior year quarterly period driven largely by an increased volume of higher valued fixed-price projects.

Revenues decreased $17.7 million for the nine months ended September 24, 2016 as compared to the nine months ended September 26, 2015. Year to date revenues for both the EPCM and Automation segments have been negatively impacted by the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry. EPCM segment revenues decreased $13.2 million for the nine months ended September 24, 2016 as compared to the comparable prior year period primarily due to the completion of projects and the decline in our clients’ activities which has reduced the number of new projects. Automation segment revenues decreased $4.5 million for the nine months ended September 24, 2016 as compared to the comparable prior year period primarily due to $3.1 million of revenue from the oil and gas upstream sector for the comparable prior year period that did not repeat this year and the decline in our clients’ activities.

Recognizing the implications of declining oil prices in 2015, we have taken steps to mitigate and reverse the declining revenue trends. In the latter half of 2015, we hired three seasoned business development professionals and another in the first quarter of 2016. While it will require time for these efforts to generate revenue, our proposal activity has increased and our backlog has remained steady even though the time from proposal to award has increased. While the cost of these initiatives is immediately reflected in increased SG&A expense, we expect to recognize the benefits of these efforts over time subject to the overall level of spending in the energy sectors in which we provide services.

Gross Profit – Gross profit increased $0.1 million for the three months ended September 24, 2016 as compared to the three months ended September 26, 2015 comprised of a $0.4 million increase in the Automation segment’s gross profit partially offset by a $0.3 million decrease in the EPCM segment’s gross profit. During the lives of fixed-priced contracts, we may maintian certain contingency amounts to manage the unknown risks on the related projects. These amounts may be removed as risks are better identified and quantified or mitigated. We removed $0.8 million of contingency amounts from fixed price contracts during the three months ended September 24, 2016 compared to $0.5 million during the three months ended September 26, 2015. Gross profit margins for the current quarterly period improved to 24.3% of revenues as compared to 20.7% of revenues for the prior year quarterly period primarily due to the removal of contingency amounts on fixed-priced projects during the three months ended September 24, 2016 and lower variable labor operating costs in both the EPCM and Automation segments. Lower variable labor operating costs were primarily due to higher manpower utilization, which decreased the Company’s variable labor operating costs to 4.4% of revenues for the current quarterly period from 7.4% of revenues for the prior year quarterly period. In the second quarter, we initiated cost savings measures by introducing a furlough program and reducing our payroll burden. We have also taken additional steps in the third quarter by limiting hours spent on indirect activities. We expect these measures to positively impact our gross profit margins for future periods. Additionally, we intend to monitor labor utilization for both the EPCM and the Automation segments with the goal of improving gross profit margins while remaining positioned for a potential rebound and growth in future periods.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross profit decreased $5.1 million for the nine months ended September 24, 2016 as compared to the comparable prior year period due to a $3.0 million decrease and a $2.1 million decrease in the EPCM and Automation segments’ gross profit, respectively. During the lives of fixed-priced contracts, we may maintain certain contingency amounts to manage the unknown risks on the related projects. These amounts may be removed as risks are better identified and quantified or mitigated. We removed $0.8 million of contingency amounts from fixed-priced contracts during the nine months ended September 24, 2016 compared to $0.6 million during the nine months ended September 26, 2015. Gross profit margins declined to 16.6% for the nine months ended September 24, 2016 from 20.0% in the comparable prior year period due to higher variable labor operating costs and the decline in our clients’ activities which has reduced the number of new projects, partially offset by the removal of contingency amounts on fixed-priced projects during the nine months ended September 24, 2016. We incurred higher variable labor operating costs in both the EPCM and Automation segments due to lower manpower utilization which increased the Company’s variable labor operating costs to 8.0% of revenues for the nine months ended September 24, 2016 compared to 6.3% of revenues for the comparable prior year period due to the completion of projects and the decline in the number of new projects. As discussed previously, in the second and third quarters we have initiated cost saving measures and other actions with the goal of improving gross profit margins while remaining positioned for a potential rebound and growth in future periods.

Selling, General and Administrative Expense – Overall our SG&A expense increased by $0.2 million and decreased by $0.7 million for the three and nine months ended September 24, 2016, respectively, as compared to last year’s periods. While we have made a significant investment in strategic business development resources this year, totaling approximately $0.3 million and $0.7 million for the three and nine months ended September 24, 2016, respectively, we have more than offset this investment by reducing our IT, facility, contract services and depreciation and amortization costs, and we continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Other Income (Expense), net – Other income decreased by $0.6 million for the nine months ended September 24, 2016, as compared to the nine months ended September 26, 2015 primarily because the prior year period benefitted from the collection and recognition of a $0.6 million gain on a notes receivable that had been fully reserved for.

Interest Expense, net – Our interest expense was less than $0.1 million for the three and nine months ended September 24, 2016, and for the three and nine months ended September 26, 2015. Our interest expense consists primarily of interest on our capital leases, amortization of the cost of entering into the Loan Agreement and commitment fees and other fees associated with the Loan Agreement. We currently have no loans outstanding under our Loan Agreement.

Tax Expense – The Company recorded income tax benefits of $0.2 million and $1.1 million for the three and nine months ended September 24, 2016, respectively, compared to income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 26, 2015, respectively. The Company’s effective tax rate was (45.8)% and 36.2% for the three and nine months ended September 24, 2016, respectively, as compared to 17.3% and 10.2% for the three and nine months ended September 26, 2015, respectively. The effective tax rate for the three and nine months ended September 24, 2016 differed from the federal statutory rate of 35% primarily due a change in the operating results from net income to net loss, non-deductible items, foreign withholding tax expense, the true-up of prior year income tax accruals to our filed returns and a change in our blended income state tax rate.

Net Income – Net income increased $0.2 million for the three months ended September 24, 2016, as compared to the three months ended September 26, 2015 primarily as a result of lower operating costs and SG&A expenses resulting from our cost saving measures partially offset by lower revenues and income tax benefits. The Company’s net loss increased $3.8 million for the nine months ended September 24, 2016, as compared to the nine months ended September 26, 2015 as a result of lower revenues and gross profit, partially offset by lower SG&A expenses.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources Overview

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds as our Loan Agreement with Regions Bank does not presently provide us with any meaningful availability. We had cash of approximately $16.1 million at September 24, 2016, and $7.8 million as of December 26, 2015. Our working capital as of September 24, 2016 was $22.2 million as compared to $25.6 million at December 26, 2015. We believe our current cash on hand and other working capital are sufficient to fund our ongoing operations. Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis. Actions outside of our control may hinder or preclude the collection of these receivables.

Cash Flows from Operating Activities

Operating activities generated $9.8 million in cash for the nine months ended September 24, 2016, as compared to $1.0 million for the nine months ended September 26, 2015. The primary drivers of our increase in cash provided by operations for the nine months ended September 24, 2016 were increases in collections of trade receivables, cost in excess of billings and prepaid expenses and other current assets offset by a net loss of $1.9 million and decreases in billings in excess of costs.

Cash Flows from Investing Activities

Investing activities used cash of $0.1 million for the nine months ended September 24, 2016, as compared to generating cash of $5.2 million for the nine months ended September 26, 2015. Collections from notes receivable generated $6.1 million in proceeds in the nine months ended September 26, 2015. Expenditures for property and equipment were $0.1 million for the nine months ended September 24, 2016, as compared to $0.9 million for the nine months ended September 26, 2015. Expenditures for property and equipment for full year 2016 are budgeted to be approximately $0.5 million. Our Loan Agreement limits our annual capital expenditures to $3.5 million.

Cash Flows from Financing Activities

Financing activities used cash totaling approximately $1.4 million for the nine months ended September 24, 2016, as compared to $0.5 million for the nine months ended September 26, 2015. The primary uses of cash during the nine months ended September 24, 2016 were $1.1 million for the repurchase of common stock pursuant to the Company’s stock repurchase program and $0.2 million for payment of obligations under capital leases during the nine months ended September 24, 2016 as compared to $0.5 million for payment of obligations under capital leases during the nine months ended September 26, 2015.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to us in the form of revolving loans of up to the lesser of $10.0 million (the “Commitment”) or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. There were no loans outstanding under the Loan Agreement as of September 24, 2016 or December 26, 2015. On June 16, 2016, but effective May 29, 2016, we entered into the Second Amendment to the Loan Agreement (“Second Amendment”) with the Lender pursuant to which the Company is not required to comply with the fixed charge coverage ratio financial covenant from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, provided that the Company is not permitted to have any obligations or borrowings related to working capital outstanding and the Company is required to retain a cash balance of at least $5.0 million in collection accounts with the Lender. In effect, this prohibits the Company from borrowing any material amount under the Loan Agreement until after the fiscal month ended December 31, 2016 and the Company is able to comply with the fixed charge coverage ratio.

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

The Company was in compliance with all of the material covenants of the Loan Agreement as of September 24, 2016 other than the fixed charge coverage ratio, for which compliance is not required from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, as described above.

Stock Repurchase Program

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 24, 2016, the Company had purchased 950,911 shares for an aggregate amount of $1.2 million under the repurchase program.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Critical Accounting Policies

A summary of our critical accounting policies are described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Changes in Accounting

In April 2015, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This pronouncement is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015. We adopted this pronouncement in the first quarter of fiscal 2016 and because the Company did not have any debt outstanding at fiscal year-end 2015 or any interim reporting period to date in 2016, this pronouncement did not have an impact on the Company’s financial statements or related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This amendment allows for the deferral and presentation of debt issuance costs as an asset to be ratably amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has historically accounted for its debt issuance costs related to revolving credit agreements in accordance with this amendment and therefore this pronouncement did not have an impact on the Company’s financial statements or related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), that will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In May 2016, the FASB issued ASU No. 2016-12 to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and other technical corrections. This new accounting standard, as updated, is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this pronouncement will have on our financial statements and related disclosures.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. We are currently evaluating the impact this pronouncement will have on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to changes several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We are currently evaluating the impact this pronouncement will have on our financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment addresses how certain specified cash receipts and cash payments are presented in the statement of cash flows. This guidance becomes effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, notes and capital leases payable and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of their fair value because of the short maturity of these instruments.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. In the normal course of business, our results of operations are exposed to risks associated with fluctuations in interest rates and, to a minor extent, currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our obligations under the Loan Agreement. As of September 24, 2016, we had no loans outstanding under the Loan Agreement. Any future loans will accrue interest as described in Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Line of Credit Facility” above.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 24, 2016, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2016, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarterly period ended September 24, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Certain specific matters are discussed in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We believe, as of the date of this filing, all such active proceedings and claims of substance that have been asserted against ENGlobal or one or more of its subsidiaries have been adequately allowed for, or are covered by insurance, such that, if determined adversely to the Company, individually or in the aggregate, they would not have a material adverse effect on our results of operations, financial position or liquidity.

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

Our ability to borrow under our credit facility is limited due to a recent amendment which will limit our ability to finance operations or engage in other business activities which could have a material impact on our financial condition. Historically, we have relied on credit facilities with significantly higher levels of availability to provide us with adequate working capital to operate and expand our business. Due to a recent amendment, our credit facility, which consists of a revolving loan facility in addition to a sub-facility for letters of credit, currently provides for no availability except as may be necessary for intraday cash management activities and up to $0.5 million for letters of credit. In addition, we are required to maintain a cash balance of at least $5.0 million in collection accounts with the lender. The credit facility also restricts us from mergers, acquisitions, sales of assets, and paying dividends, among other provisions which could restrict opportunities for growth.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of September 24, 2016, our backlog was approximately $35 million, including $10 million for the CPC Project. We expect a majority of this backlog to be completed in 2016 and 2017. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a precipitous decline and above normal volatility in crude oil and natural gas prices from mid-2014 through the current date.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States. The CPC Project is an engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $89 million over the life of the contract and represents approximately $10 million of our backlog at September 24, 2016. This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea. This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States. For example, Russia and the Ukraine are experiencing significant unrest, which has involved, among other things, Russia’s annexation of the Crimean region of Ukraine in 2014. As a result, economic sanctions by the U.S., United Nations and other countries remain in place against Russia, and additional sanctions are possible as the situation continues in 2016. In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition. While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. For example, as of September 24, 2016, our customer for the CPC project had $3.5 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the quarterly period ending September 24, 2016:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
June 27, 2016 to July 23, 2016	54,158	1.25	553,502	1,398,707
July 24, 2016 to August 27, 2016	282,756	1.34	836,258	1,016,165
August 28, 2016 to September 24, 2016	114,653	1.47	950,911	846,113
Total	451,567	$1.36	950,911	$846,113

(1)	On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 24, 2016, the Company had purchased 950,911 shares for an aggregate amount of $1.2 million under the repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2016

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2016

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2016

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 3, 2016

ENGlobal Corporation

		By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

