Form 10-K
period 2016-12-31
ENGLOBAL CORP
filed 2017-03-10
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 25, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $14,470,879 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 24, 2016).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 7, 2017 is as follows: 27,190,082 shares.

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2017.

ENGLOBAL CORPORATION

2016 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries’ serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this Report entitled “Risk Factors,” among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (1) the effect of economic downturns and the volatility and level of oil and natural gas prices; (2) our ability to retain existing customers and attract new customers; (3) our ability to accurately estimate the overall risks, revenue or costs on a contract; (4) the risk of providing services in excess of original project scope without having an approved change order; (5) our ability to execute our plan to enter into the modular solutions market; (6) our ability to attract and retain key professional personnel; (7) our inability to borrow under our credit facility may limit our ability to finance operations or engage in other business activities which could have a material impact on our financial condition; (8) our dependence on one or a few customers; (9) the risks of internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks; (10) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (11) the uncertainties related to the U.S. Government’s budgetary process and their effects on our long-term U.S. Government contracts; (12) operational and political risks in Russia and Kazakhstan along the Caspian Sea; (13) the risk of unexpected liability claims or poor safety performance; (14) our ability to identify, consummate and integrate potential acquisitions; (15) our reliance on third-party subcontractors and equipment manufacturers; and (16) our ability to purchase shares under our stock purchase program due to changes in stock price and other considerations. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal’s filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company’s most recent reports on Form 10-K and 10-Q, and other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry. All of the information contained in this Annual Report on Form 10-K relates to the annual periods ended December 31, 2016, which contained 53 weeks, and December 26, 2015, which contained 52 weeks. We have historically positioned ourselves as a leading, reliable, high quality service provider of engineering services and engineered solutions to our customers primarily in the energy industry. As energy commodity prices began falling at the end of 2014, our clients had incomplete capital projects either earmarked or underway that we were already working on or were awarded to us. As these projects were completed throughout 2015 and 2016, there were fewer replacement awards of capital projects. Although we continued our work on maintenance related and smaller capital projects, our revenues declined as a result.

During this period of reduced activity, we have taken the opportunity to expand our capabilities and refocus our business on providing engineered, repeatable and modularized solutions for our clients. These solutions are typically larger in scope than our traditional projects. To that end, we have made several strategic hires in the key areas of business development and project management and have opened a fabrication facility to accommodate the expected additional project scope. With this addition, we are now vertically integrated from engineering and design to fabrication and integration. One result of this process is the development of a patent pending, modularized approach to well site oil and gas production systems that, in addition to other benefits, is intended to reduce well completion time and overall costs for certain clients. This methodology can be duplicated for other processes that our clients perform repeatedly. The addition of our fabrication facility is expected to allow us to capture additional scope on future projects and self-perform work that we historically have outsourced allowing us to be more competitive in the market place.

Our proposal pipeline continues to increase both for our traditional engineering and automation services and for the services we now provide with our added modular fabrication capabilities. Many of these proposals have not been awarded and have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more comfortable that commodity prices have stabilized at a sufficient level.

We continue to be mindful of our overhead structure. While we have made investments in key individuals, product developments and new facilities and equipment, which all negatively impact our SG&A, our SG&A costs have continued to decrease. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

As a result of these steps, we believe we are well positioned to take advantage of the anticipated increase in demand as the energy markets rebound. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Available Information

We are currently subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public at the SEC’s website at http://www.sec.gov. Our SEC filings are also available at our website at www.englobal.com.

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

Business Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Below is the percentage of revenue for each operating segment:

	Percentage of Revenues
Segments	2016	2015
EPCM	56.2%	61.9%
Automation	43.8%	38.1%
Total	100.0%	100.0%

The decline in the percentage of revenue contributed by the EPCM segment is the result of a significant decline on the overall energy industry.

Engineering, Procurement and Construction Management (“EPCM”) Segment

Selected financial data for this segment for the years ended December 31, 2016 and December 26, 2015, respectively, is summarized as follows (amounts in thousands):

	2016	2015
Revenue	$33,266	$49,277
Operating income	$731	$4,219
Total assets	$6,530	$13,009

The EPCM segment provides multi-disciplined engineering services relating to the development, management and execution of projects requiring professional engineering and related project management services primarily to the energy industry throughout the United States of America (“United States” or “U.S.”) and to the U.S. Government globally. Our EPCM segment offers feasibility studies, engineering, design, procurement, and construction management. The EPCM segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

The EPCM segment offers a wide range of services as a single source provider for project delivery. ENGlobal’s engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our services include conceptual studies, project definition, cost estimating, engineering design, environmental compliance, material procurement, project management and construction management. The EPCM segment currently operates through ENGlobal’s wholly-owned subsidiaries, ENGlobal U.S., Inc. (“ENGlobal U.S.”) and ENGlobal Government Services, Inc. (“EGS”). ENGlobal U.S. focuses on providing its services to the energy industry, chemical and petrochemical manufacturers and utilities.

The EPCM segment has existing blanket service contracts under which it provides clients with services either on a time-and-material or fixed-price basis. We strive to establish longer term “alliance” or “preferred provider” relationships with our clients that can be expected to provide a steadier stream of work. In addition, this segment provides outsourced personnel to our clients, a service that contributes to a more stable business mix for us.

The EPCM segment has recently expanded its service offerings to include the fabrication of certain components that it engineers at our 31 acre fabrication facility located in Henderson, Texas. While this additional service will allow us to potentially capture more project scope in the near term, the primary purpose for adding this service, in addition to our current engineering, automation and integration services, is to provide a differentiated, lower cost alternative for highly-engineered modularized systems and thereby providing higher value to our clients.

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

The EPCM segment derives revenue primarily on contracts from time-and-material fees charged for professional and technical services. Its operating income is derived primarily from services it provides to the oil and gas industry and to the U.S. government. The segment sometimes enters into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement and construction management are performed for a fixed amount.

Our EPCM segment competes with a large number of public and private firms of various sizes, ranging from the industry’s largest firms, which operate on a worldwide basis to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. However, the largest firms in our industry are sometimes our clients, performing as program managers for very large scale projects who subcontract a portion of their work to us. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

Competition is centered on performance and the ability to provide the engineering, planning and project delivery skills required for completing projects in a timely, cost-efficient manner. The expertise of our management and technical personnel and the timeliness and quality of our support services are key competitive factors.

Automation Segment

Selected financial data for this segment for the years ended December 31, 2016 and December 26, 2015, respectively, is summarized as follows (amounts in thousands):

	2016	2015
Revenue	$25,958	$30,328
Operating income	$3,281	$6,832
Total assets	$10,296	$19,570

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

Currently, we are working on a project in Kazakhstan and Russia, the Caspian Pipeline Consortium Project (“CPC Project”) that was awarded to us in 2010. Under the Russian Federation contract pursuant to the CPC Project, ENGlobal’s scope includes engineering, procuring equipment, integrating, programming, and fabricating of 230 control system panels for eight new pump stations and the upgrade of three existing pump stations, storage facilities, and a marine terminal. The contract for the Republic of Kazakhstan pursuant to the CPC Project consists of engineering, procuring equipment, integrating, and fabricating 78 control system panels for two new and two existing pump stations, in addition to start-up and commissioning services for the local control systems and valves. The CPC Project generated $8.3 million and $11.8 million of revenues in 2016 and 2015, respectively. We are in the final commissioning stages of this project and expect the final revenues of approximately $8.0 million in 2017 as the project is completed.

The Automation segment operates through ENGlobal’s wholly-owned subsidiary, ENGlobal U.S. and derives revenue from both time-and-material fees and fees charged for professional and technical services on a fixed-price basis. As a service provider, our Automation segment is more labor than capital intensive. The segment’s results primarily depend on our ability to accurately estimate costs on fixed-price contracts, generate revenue and collect amounts due under time-and-material contracts in excess of the cost of employees and benefits, material, equipment, subcontracts, and applicable SG&A expenses. Our Automation segment primarily operates out of our offices in Houston, Texas.

Our Automation segment competes with a large number of public and private firms of various sizes, ranging from the industry’s largest firms, which operate on a worldwide basis to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

Competition is centered on performance and the ability to provide the engineering, assembly and integration required to complete projects in a timely and cost-efficient manner. The technical expertise of our management team and technical personnel and the timeliness and quality of our support services are key competitive factors.

Business Development

During 2015 and 2016, we have expanded our capabilities and refocused our business to provide engineered, repeatable and modularized solutions for our clients. These solutions are typically larger in scope than our traditional projects. To that end, we have made several strategic hires in the key areas of business development and project management and we have opened a fabrication facility to accommodate the expected additional project scope. With this addition, we are now vertically integrated from engineering and design to fabrication and integration. We are focused on operating our core EPCM and Automation businesses, processes and infrastructure to position ourselves to take advantage of growth opportunities as they are presented, both organic and external and which may be outside of the energy industry.

Seasonality

Our revenues are primarily generated by services, and therefore holidays and employee vacations during our first and fourth quarter negatively impact revenues in those quarters, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. Our clients’ annual budget process is normally completed in the first quarter, which can slow the award of new work at the beginning of the year. In addition, weather conditions have been more difficult in the geographic markets where we operate during the winter months. Principally due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

Business Strategy

Our primary objective is to position ourselves as a leading, reliable, high quality service provider of engineering services and engineered solutions to our customers primarily in the energy industry. Additionally we plan to continue to develop our own proprietary products and services in addition to strengthening our position as a leading full service provider of project delivery services by enhancing our overall range of capabilities in the areas of engineering and construction management and automation services. During 2015 and 2016, we have expanded our capabilities and refocused our business on providing engineered, repeatable and modularized solutions for our clients. Specifically, we are focused on the following:

●	Business Strengths – Over the last several years we have focused our efforts on our core business segments, EPCM and Automation, and our project mix with the intent of significantly reducing our lower margin procurement services and focusing on attaining higher margins from our existing proprietary products and services in addition to those in development. As such, we have made several strategic hires in the key areas of business development and project management and we have opened a fabrication facility in Henderson, Texas to accommodate the larger scope projects. With this addition, we are now vertically integrated from engineering and design to fabrication and integration. One result of this process is the development of a patent pending, modularized approach to well site oil and gas production systems that, in addition to other benefits, is intended to reduce well completion time and overall costs for certain clients. This methodology can be duplicated for other processes that our clients perform repeatedly. The addition of our fabrication facility is expected to allow us to capture additional scope on future projects and self-perform work that we historically have had to outsource allowing us to be more competitive in the market place. Going forward, we expect to continue our relationships with our repeat clients; forge new relationships within our core expertise and experience; and develop additional proprietary products.

●	Financial Relationships – While we believe our current cash on hand, internally generated funds and other working capital are sufficient to fund our current operations, we are currently negotiating with the lender under our credit facility to address the outstanding event of default resulting from our failure to comply with the fixed charge coverage ratio financial covenant and our ability to borrow under the credit facility in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Sales and Marketing

ENGlobal derives revenues primarily from three sources: (1) business development, (2) preferred provider or alliance agreements with strategic clients, and (3) referrals from existing customers and industry members. Our Senior Vice President of Business Development collaborates with our General Managers and in-house business development professionals assigned to clients and territories within the United States. Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development managers and business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

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

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal website provides information about our operating segments and illustrates our Company’s full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about our company. We develop preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services agreements or umbrella agreements, are typically two to three years in length. Although the agreement is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations.

Much of our business is repeat business and we are introduced to new customers in many cases by referrals from existing customers and industry members. Management believes referral marketing provides the opportunity for increased profitability because referrals do not involve direct selling. Rather, they allow satisfied customers to sell our services and products on our behalf. ENGlobal strives to develop our clients’ trust and then benefit by word-of-mouth referrals.

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

A significant long-term trend among our clients and their industry counterparts has been outsourcing engineering services. This trend has fostered the development of ongoing, longer-term client arrangements, rather than one-time limited engagements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee that work will result from these agreements, often the arrangements form the basis for a longer-term client relationship. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our revenue. These engagements may provide for any of the following:

●	a minimum number of work man-hours over a specified period;

●	the provision of at least a designated percentage of the client’s requirements;

●	the designation of the Company as the client’s sole or preferred source of services at specific locations or on specific projects; or

●	a non-binding preference or intent, or a general contractual framework, for what the parties expect will be an ongoing relationship.

Overall, our ten largest customers, who vary from one period to the next, accounted for 73.4% of our total revenues for 2016 and 70.9% of our total revenues for 2015. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2016 were the U.S. Government and the Caspian Pipeline Consortium. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers.

For the years ended December 31, 2016 and December 26, 2015, we had approximately 104 and 121 active customers, respectively.

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

(amounts in thousands)	Time-and-Material Contracts		Fixed-Price Contracts
	Revenue	%	Revenue	%
2016
EPCM	$31,532	53.3%	$1,734	2.9%
Automation	8,760	14.8%	17,198	29.0%
Total	$40,292	68.1%	$18,932	31.9%
2015
EPCM	$45,237	56.8%	$4,040	5.1%
Automation	12,256	15.4%	18,072	22.7%
Total	$57,493	72.2%	$22,112	27.8%

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

Generally, a fixed-price project in excess of $250,000 contract value contains a contingency amount in its estimated cost at the beginning of the project. This contingency amount effectively reduces the amount of revenue recognized on the project as costs are incurred. The contingency amount is used to cover unforeseen costs incurred during the project, if any. When a project is approximately 70% complete and any remaining project risks become quantifiable or unlikely, any remaining contingency is released over the remainder of the project. Our project durations range from less than one month to several years, therefore, if no contingency were used during the life of a project, the profit margin reflected in our financial statements at the end of the project could be higher than at the beginning of the project.

Backlog

Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to pay us for services provided through the termination date. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized. In addition, it is not clear how our backlog will be impacted by current or future economic conditions. Over 30% of our revenue is generated from master service agreements with our clients which may not be represented in our backlog.

At December 31, 2016, our backlog was approximately $37 million, including approximately $8 million on the CPC Project, compared to approximately $36 million, including approximately $14 million on the CPC Project at December 26, 2015. We expect the majority of our backlog to be completed during 2017. The backlog at December 31, 2016 and December 26, 2015 consisted of approximately $26 million and $33 million, respectively, with commercial customers and approximately $11 million and $3 million, respectively, with the U.S. Government. Backlog on federal programs includes only the portion of the contract award that has been funded. The backlog for each of our segments at December 31, 2016 and December 26, 2015 was as follows (amounts in millions):

	2016	2015
Automation	$17	$22
EPCM	$20	$14
Total backlog	$37	$36

Backlog includes contracts for which work authorizations have been received on a fixed-price basis or time-and-material projects that are well defined. No assurance can be given that the amounts in backlog will ultimately be recognized under these contracts.

Suppliers

Our ability to provide clients with services and systems in a timely and competitive manner depends on the availability of products and parts from our suppliers at competitive prices and on reasonable terms. Our suppliers are not obligated to have products on hand for timely delivery nor can they guarantee product availability in sufficient quantities to meet our demands. There can be no assurance that we will be able to obtain necessary supplies at prices or on terms we find acceptable. However, in an effort to maximize availability and maintain quality control, we generally procure components from multiple distributors on our clients’ behalf and in some cases we can take advantage of national agreements our clients may have entered into.

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

Patents, Trademarks, Licenses

Our success depends in part upon our ability to protect our proprietary technology, which we do primarily through protection of our trade secrets and confidentiality agreements. In addition, the U.S. Patent and Trademark Office issued our “Integrated Rack” patent No. 7,419,061 B1 in 2008, our “Universal Master Control Station System” patent No. 8,601,491 B1 in 2013, our “Modular HVAC System for Providing Positive Pressure to an Interior of a Positive Pressure Facility” patent No. 8,670,870 in 2014, our “Method of Controlling a Plurality of Master Control Stations” patent No. 8,959,447 B1 and our “Client Configuration Tool” patent No. 8,983,636 B1 in 2015. In January 2017, we filed two provisional patent applications: serial No. 62/446,328, titled “Method for Monitoring and Online Management of Equipment Modules that Operationally Fluidly Connect Together for the Transfer of Fluid” and serial No. 62/446,336, titled “System for Monitoring and Online Management of Equipment Modules that Operationally Fluidly Connect Together for the Transfer of Fluid.”

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

Employees

As of December 31, 2016, we employed approximately 279 individuals on a full-time equivalent basis compared to approximately 344 individuals on a full-time equivalent basis as of December 26, 2015. The 19% decrease in personnel in 2016 was primarily attributable to the attrition of employees as upstream oil and gas industry projects were canceled and the awards for new projects declined overall. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. While the overall number of employees has declined, during 2015 and 2016 we strategically hired several talented, experienced individuals with significant relationships with our current and new customers to expand our product offerings to our existing customers and to gain market share. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Benefit Plans

ENGlobal sponsors a 401(k) retirement plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. For active participants, we match 33.3% of elective deferrals up to 6%, for a maximum of 2% of an employee’s compensation. We have made contributions totaling $0.3 million and $0.4 million to the plan for the years ended December 31, 2016 and December 26, 2015, respectively.

Geographic Areas

In 2016 and 2015, substantially all of our operations were in the United States except for the project located in Russia and Kazakhstan known as the CPC Project. The CPC Project is engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium. Granted under two contracts, one in the Russian Federation and one in the Republic of Kazakhstan, the three-phase project are expected to have a total value of approximately $89 million over the life of the contract, of which approximately $8.0 million remains in our backlog as of December 31, 2016 and is expected to be completed in 2017. This project contributed revenues of approximately $8.3 million and $11.8 million for the years ended December 31, 2016 and December 26, 2015, respectively.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

Economic downturns and the volatility and level of oil and natural gas prices could have a negative impact on our businesses. Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the petroleum refining, petroleum chemical and pipeline industries and in other industries that we provide services to. During economic downturns in these industries, our customers’ need to engage us may decline significantly and projects may be delayed or cancelled. We cannot predict how long the current economic downturn will last or how long the price of oil will remain relatively low. However, these factors can cause our profitability to decline significantly.

In addition, demand for our services in the upstream oil and gas industry fluctuates and relies on our clients’ willingness to make future expenditures to explore for, develop, produce and transport oil and natural gas in the United States. For example, during 2016, our revenues were negatively impacted by the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry. Our clients’ willingness to undertake these activities depends largely on the following factors:

●	Prices and expectations about future prices of oil and natural gas;
●	Domestic and foreign supply of and demand for oil and natural gas;
●	The cost of exploring for, developing, producing and delivering oil and natural gas;
●	Weather conditions, such as hurricanes, which may affect our clients’ ability to produce oil and natural gas;
●	Available pipeline, storage and other transportation capacity;
●	Federal, state and local regulation of oilfield activities;
●	Environmental concerns regarding the methods our customers use to produce oil and natural gas;
●	The availability of water resources and the cost of disposal and recycling services; and
●	Seasonal limitations on access to work locations.

Anticipated future prices for oil and natural gas are a primary factor affecting spending by our clients. Historically, the markets for oil and natural gas have been volatile and lower prices or volatility in prices for oil and natural gas typically decreases spending by our clients, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. Further, a sustained period of lower prices and volatility in prices for oil and natural gas can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry.

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

Our expansion into the modular solutions market could subject us to increased costs and risks related and may not achieve the intended results. Expanding our business activities into the modular solutions market could subject us to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets may present competitive and distribution challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected. Expanding into the modular solutions market has required additional investments, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

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

We currently cannot borrow under our credit facility which may limit our ability to finance operations or engage in other business activities which could have a material impact on our financial condition. Our current credit facility consists of a revolving loan facility of up to the lesser of $10.0 million or the Borrowing Base (as defined in the Loan Agreement) in addition to a sub-facility for standby and / or trade letters of credit up to $2.5 million and restricts us from mergers, acquisitions, sales of assets, and paying dividends, among other provisions which could restrict opportunities for growth. However, we currently cannot borrow under our credit facility due to an existing event of default resulting from our failure to comply with the fixed charge coverage ratio financial covenant. While there are no revolving loans currently outstanding under the Loan Agreement, during February 2017, a letter of credit in the amount of $682,000 and with a termination date of December 31, 2017 was issued under this facility that we collateralized with cash. While we are currently negotiating with the lender to address the outstanding event of default and our ability to borrow under the facility in the future, we cannot assure you that we will reach an agreement with the lender. If we are unable to address the outstanding event of default, we or the Lender may terminate the Loan Agreement and the lender may accelerate any outstanding loan amounts. While we believe our current cash on hand, internally generated funds and other working capital are sufficient to fund our current operations, not having access to this or a replacement credit facility may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2016, our top three clients accounted for 15.4%, 14.0% and 9.2% of our revenue, respectively, and our ten largest customers accounted for 73.4% of our revenue. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. For example, as of December 31, 2016, our customer for the CPC Project had $1.4 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of December 31, 2016, our backlog was approximately $37 million, including $8 million for the CPC Project. We expect a majority of this backlog to be completed in 2017. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a U.S. Government contractor, or any exercise by the U.S. Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business. In 2016, we generated approximately 15.4% of our revenue from contracts with U.S. federal, state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our U.S. Government contracting business, including the following:

●	The failure of the U.S. Government to complete its budget and appropriations process before its fiscal year-end, which may result in U.S. Government agencies delaying the procurement of services;
●	Budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;
●	The timing and amount of tax revenue received by federal, and state and local governments, and the overall level of government expenditures;
●	Delays associated with insufficient numbers of government staff to oversee contracts;
●	Competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;
●	Unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with federal, state or local governments;
●	A dispute with or improper activity by any of our subcontractors; and
●	General economic or political conditions.

In addition, we must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements of applicable laws, regulations and standards, the DCAA auditor may recommend that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

Also, U.S. Government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail, renegotiate, or terminate contracts and subcontracts at the government’s convenience any time prior to their completion. Any decision by a U.S. Government client to modify, delay, curtail, renegotiate, or terminate our contracts at their convenience may result in a decline in our profits and revenue.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States. The CPC Project is engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $89 million over the life of the contract and represents approximately $8 million of our backlog at December 31, 2016. This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea. This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States. For example, Russia and the Ukraine are experiencing significant unrest, which has involved, among other things, Russia’s annexation of the Crimean region of Ukraine in 2014. As a result, economic sanctions by the U.S., United Nations and other countries remain in place against Russia, and additional sanctions are possible as the situation continues into 2017. In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition. While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

Acquisitions involve numerous risks, any of which could harm our business, including:

●	Difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;
●	Difficulties in supporting and transitioning customers, if any, of the target company;
●	Diversion of our financial and management resources from existing operations;
●	The price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
●	Risks of entering new markets in which we have limited or no experience;
●	Potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;
●	Assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s services;
●	Risks associated with possible violations of the Foreign Corrupt Practices Act and other anti-corruption laws as a result of any acquisition or otherwise applicable to our business; and
●	Inability to generate sufficient net income to justify the acquisition costs.

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

Our dependence on third party subcontractors and equipment manufacturers could adversely affect us. We rely on third party subcontractors as well as third party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or time-and-material contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

Our stock price could be volatile, which could cause you to lose part or all of your investment. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2016, the sales price of our stock ranged from a low of $0.68 per share in January 2016, to a high of $2.72 per share in December 2016. Factors such as announcements concerning our financial and operating results, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock. From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

Our stock repurchase program could increase the volatility of the price of our common stock and will diminish our cash reserves. In April 2015, we announced that the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. Repurchases pursuant to our stock repurchase program could affect the trading price of our common stock and increase its volatility. The existence of a stock repurchase program could also cause the trading price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 57% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold. Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 47,809,918 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of December 31, 2016. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

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

ITEM 2. PROPERTIES

Facilities

We lease space in five buildings in the U.S. totaling approximately 192,000 square feet. The leases have remaining terms ranging from eight months to three years and are on terms that we consider commercially reasonable. ENGlobal is in discussions to extend leases with remaining terms of less than one year or enter into new leases for comparable space. ENGlobal has no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices in Tulsa, Oklahoma; Denver, Colorado; and Henderson, Texas. Approximately 100,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location. Our Automation segment performs assembly services in its Houston, Texas shop facility with approximately 81,000 square feet of space. Our EPCM segment performs fabrication services in its Henderson, Texas facility on 31 acres with approximately 22,000 square feet of shop space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on the NASDAQ Capital Market (NASDAQ - CM) under the symbol “ENG” since April 16, 2013 and the NASDAQ Global Market prior to that date. Newspaper and on-line stock listings identify us as “ENGlobal.” The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	Fiscal Year Ended
	December 31, 2016		December 26, 2015
	High	Low	High	Low
First quarter	$1.24	$0.68	$2.28	$1.63
Second quarter	$1.42	$0.97	$1.74	$1.35
Third quarter	$1.72	$1.07	$1.42	$0.88
Fourth quarter	$2.72	$1.20	$1.30	$0.92

The foregoing prices, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades. As of December 31, 2016, approximately 250 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock for the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
September 25, 2016 to October 22, 2016	32,648	$1.50	983,559	$796,728
October 23, 2016 to November 26, 2016	80,826	1.38	1,064,385	683,595
November 27, 2016 to December 31, 2016	63,509	1.41	1,127,894	592,894
Total	176,983		1,127,894	592,894

(1) On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of December 31, 2016, the Company had purchased and retired 1,127,894 shares at an aggregate cost of $1.4 million under this repurchase program.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

We have historically positioned ourselves as a leading, reliable, high quality service provider of engineering services and engineered solutions to our customers primarily in the energy industry. As energy commodity prices began falling at the end of 2014, our clients had incomplete capital projects either earmarked or underway that we were already working on or were awarded to us. As these projects were completed throughout 2015 and 2016, there were fewer replacement awards of capital projects. Although we continued our work on maintenance related and smaller capital projects, our revenues declined as a result.

During this period of reduced activity, we have taken the opportunity to expand our capabilities and refocus our business on providing engineered, repeatable and modularized solutions for our clients. These solutions are typically larger in scope than our traditional projects. To that end, we have made several strategic hires in the key areas of business development and project management and have opened a fabrication facility to accommodate the expected additional project scope. With this addition, we are now vertically integrated from engineering and design to fabrication and integration. One result of this process is the development of a patent pending, modularized approach to well site oil and gas production systems that, in addition to other benefits, is intended to reduce well completion time and overall costs for certain clients. This methodology can be duplicated for other processes that our clients perform repeatedly. The addition of our fabrication facility is expected to allow us to capture additional scope on future projects and self-perform work that we historically have outsourced allowing us to be more competitive in the market place.

We continue to be mindful of our overhead structure. While we have made investments in key individuals, product developments and new facilities and equipment, which all negatively impact our SG&A, our SG&A costs have continued to decrease. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have retained our overhead structure in anticipation of higher revenue levels. As a result of these steps, we believe we are well positioned to take advantage of the anticipated increase in demand as the energy markets rebound.

The outlook for the energy industry is uncertain at best given the sustained reduction in crude oil and natural gas prices. Pricing for our services continues to be very competitive in this environment. Going into 2017, we have an ongoing, extremely focused marketing effort and are observing an adequate amount of proposal activity, which we believe will translate into maintaining our backlog. In particular, we are focused on higher margins and lower risks associated with significant projects located inside of the United States.

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

Comparison of the years ended December 31, 2016 and December 26, 2015

The following table set forth below, for the years ended December 31, 2016 and December 26, 2015, provides financial data that is derived from our consolidated statements of operations (amounts in thousands, except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 31, 2016:
Revenue	$33,266	$25,958	$—	$59,224	100.0%
Gross profit	4,011	6,101	—	10,112	17.1%
SG&A	3,280	2,820	7,250	13,350	22.5%
Operating income (loss)	731	3,281	(7,250)	(3,238)	(5.5)%
Other income, net				42	0.1%
Interest expense, net				(173)	(0.3)%
Tax benefit				1,027	1.7%
Net loss				$(2,342)	(4.0)%
Loss per share				$(0.08)

For the Year Ended December 26, 2015:
Revenue	$49,277	$30,328	$—	$79,605	100.0%
Gross profit	6,963	9,305	—	16,268	20.4%
SG&A	2,744	2,473	8,951	14,168	17.8%
Operating income (loss)	4,219	6,832	(8,951)	2,100	2.6%
Other income, net				357	0.4%
Interest expense, net				(135)	(0.2)%
Tax benefit				8,214	10.3%
Net income				$10,536	13.2%
Earnings per share				$0.38

Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(16,011)	$(4,370)	$—	$(20,381)	(25.6)%
Gross profit	(2,952)	(3,204)	—	(6,156)	(37.8)%
SG&A	536	347	(1,701)	(818)	(5.8)%
Operating income (loss)	(3,488)	(3,551)	1,701	(5,338)	(254.2)%
Other income, net				(315)	(88.2)%
Interest expense, net				(38)	28.1%
Tax benefit				(7,187)	(87.5)%
Net income (loss)				$(12,878)	(122.2)%
Earnings (loss) per share				$(0.46)

Revenue – Overall, our revenue for the year ended December 31, 2016, as compared to the year ended December 26, 2015 decreased $20.4 million, or 25.6%, to $59.2 million from $79.6 million. Revenue from the Automation segment decreased $4.4 million, or 14.4%, to $26.0 million for the year ended December 31, 2016, as compared to $30.3 million for the comparable period in 2015 and revenues from the EPCM segment decreased $16.0 million, or 32.5%, to $33.3 million for the year ended December 31, 2016 as compared to $49.3 million for the comparable period in 2015. Our 2016 revenue for both the EPCM and Automation segments have been negatively impacted by the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry.

As a result of the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities, we have taken steps to mitigate and reverse the declining revenue trends. In the latter half of 2015, we hired three seasoned business development professionals and another in the first quarter of 2016. While it will require time for these efforts to generate revenue, our proposal activity has increased and our backlog has remained steady even though the time from proposal to award has increased. While the cost of these initiatives is immediately reflected in increased SG&A expense, we expect to recognize the benefits of these efforts over time subject to the overall level of spending in the energy sectors in which we provide services.

Gross Profit – Gross profit for the year ended December 31, 2016 was $10.1 million, a decrease of $6.2 million, or 37.8%, from $16.3 million for the comparable prior year period. Gross profit margin was 17.1% for the year ended December 31, 2016, a decrease from the 20.4% gross profit margin for the year ended December 26, 2015.

Gross profit in the Automation segment decreased $3.2 million, or 34.4%, to $6.1 million for a gross profit margin of 23.5% for the year ended December 31, 2016 as compared to $9.3 million with a gross profit margin of 30.7% for the year ended December 26, 2015. Gross profit in our EPCM segment decreased $3.0 million, or 42.4% to $4.0 million for a gross profit margin of 12.1% for the year ended December 31, 2016 as compared to $7.0 million for a gross profit margin of 14.1% for the year ended December 26, 2015.

The declines in both the EPCM and Automation segment’s 2016 gross profit margins are primarily due to lower manpower utilization, which increased our variable labor operating costs, resulting from the decline in our clients’ activities and corresponding reduction in the number of new projects. In the second quarter of 2016, we initiated cost savings measures by introducing a furlough program and reducing our payroll burden. We also took additional steps in the third quarter of 2016 by limiting hours spent on indirect activities. We expect these measures to positively impact our gross profit margins in 2017. Additionally, we intend to monitor labor utilization for both the EPCM and the Automation segments with the goal of improving gross profit margins while remaining positioned for a potential rebound and growth in future periods.

Selling, General and Administrative – Overall, our SG&A expenses decreased by $0.8 million for the year ended December 31, 2016 as compared to the year ended December 26, 2015. While we made a significant investment in strategic business development resources and incurred costs in support of the startup of our fabrication facility during 2016, totaling approximately $1.0 million, we have more than offset this investment by reducing our SG&A expenses over $1.8 million by streamlining our business processes, reducing our reliance on outside services and reducing our capital spending. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Other Income – Other income decreased by $0.3 million for the year ended December 31, 2016 as compared to the year ended December 26, 2015, due to the resolution and ultimate liquidation and collection of certain notes receivable in 2015 partially offset by approximately $0.3 million of expense for a potential acquisition that did not close.

Interest Expense, net – Interest expense is less than $0.2 million for the years ended December 31, 2016 and December 26, 2015. Our interest expense consists primarily of interest on our capital leases, amortization of the cost of obtaining the Loan Agreement with Regions Bank, unused Loan Agreement line fees and other fees associated with the Loan Agreement.

Tax Benefit – Our effective tax rates for the years ended December 31, 2016 and December 26, 2015 were 30.5% and (353.8) %, respectively. Our effective tax rate for 2016 differs from the federal statutory income tax rate primarily due to return to accrual adjustments and true-ups of deferred tax assets and liabilities and foreign taxes payable, current year expiration of stock options, estimated research and development credits, nondeductible expenses and valuation allowances related to deferred tax assets. Our effective tax rate for 2015 differs from the federal statutory income tax rate primarily due to changes in the valuation allowance placed against our deferred tax assets partially offset by true-ups to deferred tax assets and liabilities, in part, from amended federal returns.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are internally generated funds as we currently cannot borrow under our Loan Agreement with Regions Bank due to an existing event of default resulting from our failure to comply with the fixed charge coverage ratio financial covenant. We had cash of $15.7 million and $7.8 million at December 31, 2016 and December 26, 2015, respectively. Our working capital as of December 31, 2016 was $22.2 million as compared to $25.6 million as of December 26, 2015. We believe our current cash on hand, internally generated funds and our other working capital is sufficient to fund our current operations.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis.

Cash Flows from Operating Activities

Operating activities provided approximately $9.6 million in net cash during the year ended December 31, 2016, compared with net cash used of $2.8 million during the comparable period in 2015. The primary drivers of the increase in our cash provided by operations for the year ended December 31, 2016 were a $7.8 million increase in the collection of accounts receivable, a $5.5 million reduction in net costs incurred in excess of billings for uncompleted contracts and a $3.7 million increase in cash provided by other working capital items partially offset by a decrease of $4.6 million in net income net of deferred income taxes and other non-cash items.

Cash Flows from Investing Activities

Investing activities provided cash of $51,000 during the year ended December 31, 2016 and $5.1 million for the comparable period in 2015. The primary driver of the decrease in our cash provided by investing activities was a decrease in the collection of notes receivable of $6.0 million partially offset by a decrease in capital expenditures of $0.9 million.

Cash Flows from Financing Activities

Financing activities used cash of $1.7 million during the year ended December 31, 2016 and $0.6 million during the year ended December 26, 2015. The primary driver of the increase in our cash used in financing activities was our increase in repurchases of our common stock pursuant to our stock repurchase program (see “Note 10 – Treasury Stock”).

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to us in the form of revolving loans of up to the lesser of $10.0 million (the “Commitment”) or the Borrowing Base (as defined in the Loan Agreement). The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. There were no loans outstanding under the Loan Agreement as of December 31, 2016 or December 26, 2015.

On June 16, 2016, but effective May 29, 2016, we entered into the Second Amendment to the Loan Agreement (“Second Amendment”) with the Lender pursuant to which the Company was not required to comply with the fixed charge coverage ratio financial covenant from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, provided that the Company was not permitted to have any obligations or borrowings related to working capital outstanding and the Company was required to retain a cash balance of at least $5.0 million in collection accounts with the Lender.

We currently cannot borrow under the Loan Agreement due to an existing event of default resulting from our failure to comply with the fixed charge coverage ratio financial covenant after December 31, 2016. While there are no revolving loans currently outstanding under the Loan Agreement, during February 2017, a letter of credit in the amount of $628,000 and with a termination date of December 31, 2017 was issued under the Loan Agreement that we collateralized with cash. While we are currently negotiating with the Lender to address the outstanding event of default and our ability to borrow under the Loan Agreement in the future, we cannot assure you that we will reach an agreement with the Lender. If we are unable to address the outstanding event of default, we or the Lender may terminate the Loan Agreement and the Lender may accelerate any outstanding loan amounts. See “Item 1A. Risk Factors – Risk Related to our Business, Industry and Strategy - We currently cannot borrow under our credit facility which may limit our ability to finance operations or engage in other business activities which could have a material impact on our financial condition.”

Borrowing Base – The Borrowing Base is an amount equal to the sum of (a) 85% of the total amount of Eligible Approved Cost Plus Contract Amounts, plus (b) the lesser of (i) 85% of the total amount of Eligible Approved Fixed Price Contract Accounts or (ii) $2,500,000, plus (c) the lesser of (i) 85% of the total amount of Eligible Approved Government Contract Accounts or (ii) $1,000,000, plus (d) the lesser of (i) 75% of the total amount of Eligible Unbilled Accounts or (ii) total revenues from all Accounts over the preceding 30-day period, provided that to the extent that any Eligible Unbilled Accounts consist of Accounts that would be Eligible Approved Government Contracts and be included in provision (c) above if billed there shall be a limitation in eligibility thereof under this provision (d) of $800,000, plus (e) 75% of the total amount of Eligible Costs in Excess of Billings, and minus (f) such amounts as may be required by Lender to be reserved at any time and from time to time.

Interest – Any loans will bear interest at a rate per annum equal to the LIBOR Index Rate plus 2.25%. If the loan is converted to a Base Rate Loan, then such loan will bear interest at a rate per annum equal to the Base Rate (defined as a rate per annum equal to the greatest of (a) the Federal Funds Rate in effect on such day plus 0.50%, (b) the Prime Rate in effect on such day, or (c) a per annum rate equal to LIBOR determined with respect to an interest period of one month plus 1.00%) plus 1.25%.

Collateral – All obligations of the Company under the Loan Agreement are secured by a first priority perfected lien against any and all personal property assets of the Company (other than certain excluded property).

Term – All loans and all other obligations outstanding under the Loan Agreement shall be payable in full on September 14, 2017, unless otherwise terminated pursuant to the terms of the Loan Agreement.

Material Covenants – The Loan Agreement requires the Company to comply with various financial, affirmative and negative covenants affecting its businesses and operations, including:

●	The Company will not be a party to mergers, acquisitions, consolidations, reorganizations or similar transactions.
●	The Company will not sell, lease, transfer or otherwise dispose of any of its properties or assets (subject to certain exceptions set forth in the Loan Agreement).
●	The Company will not declare, pay or make any dividend or distribution on any shares of common or preferred stock or make any cash payment to repurchase or otherwise retire any common or preferred stock, provided that the Company may repurchase up to $2.0 million of its common stock pursuant to its announced stock repurchase program, subject to certain conditions.
●	The fixed charge coverage ratio must not be less than 1.10 to 1.00.
●	The Company will not permit capital expenditures during any fiscal year to exceed $3.5 million.

While the Company was in compliance with all of the material covenants of the Loan Agreement as of December 31, 2016, the Company is not presently in compliance with the fixed charge coverage ratio financial covenant, which is an event of default under the Loan Agreement as described above.

Stock Repurchase Program: On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. During the year ended December 31, 2016, we purchased and retired 1,074,150 shares at a cost of $1.3 million under this program and during the year ended December 26, 2015, we purchased and retired 53,744 shares at a cost of $0.1 million.

Notes Receivable

As of December 31, 2016 and December 26, 2015, the Company had $0.1 million and $0.2 million, respectively, in current notes receivable outstanding, net of reserves of $0 and $0.5 million, respectively. The Aspen note receivable for $0.5 million, which was fully reserved for in 2015, was settled for $0.1 million in 2016 with the remaining balance written off against the reserve resulting in no impact on 2016 earnings. The Increased Performance note receivable was a trade receivable converted to a note during 2015, bearing interest at 0% per annum and payable in installments through its maturity on October 1, 2016. During 2016, the customer made minimal payments on this note and as a result $0.1 million remains outstanding as of December 31, 2016. The Company continues to pursue collection of this note from the customer.

Accounts Receivables

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased $13.6 million, or 56.6%, to $10.5 million as of December 31, 2016 compared to $24.1 million as of December 26, 2015. Bad debt expense was $0.1 million and $0 for the years ended December 31, 2016 and December 26, 2015, respectively. Our allowance for uncollectible accounts decreased $0.7 million to $0.4 million as of December 31, 2016 and decreased as a percentage of trade accounts receivable to 3.9% from 4.6% for 2016 from 2015. We continue to manage this portion of our business very carefully.

Risk Management

In performing services for our clients, we could potentially face liability for breach of contract, personal injury, property damage or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the sole or concurrent negligence of our clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third party property damage, professional errors and omissions, and workers’ compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

Seasonality

Our revenues are generated by services, and therefore holidays and employee vacations during our fourth quarter negatively impact revenues for that quarter, which is only partially offset by the year-end efforts on the part of many clients to spend any remaining funds budgeted for services and capital expenditures during the year. Our clients’ annual budget process is normally completed in the first quarter, which can slow the award of new work at the beginning of the year. Principally due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

Critical Accounting Policies

Revenue Recognition

A large portion of our revenue is recognized under time-and-material contracts. Significant estimates are generally not involved in determining revenue recognition for these types of contracts. Significant estimates are involved in determining revenue recognition for fixed-price contracts. Most of our contracts are with Fortune 500 companies. As a result, collection risk is generally not a relevant factor in the recognition of revenue. However, timing of accounts receivable collections could have a serious impact on our liquidity. We have instituted policies to determine the creditworthiness of new customers. Adverse changes in the economy are likely to impact smaller companies’ ability to undertake and finance projects.

Our revenue is largely comprised of engineering service revenue and product sales. The majority of our services are provided through time-and-material contracts (also referred to as cost-plus contracts). Some contracts have “not-to-exceed” provisions that place a cap on the revenue that we may receive under a particular contract. The contract is awarded with the maximum aggregate revenue, referred to as the not-to-exceed amount. We do not recognize revenue over the not-to-exceed amount until we receive either a written authorization or payment. Accordingly, we had deferred recognition of revenues of $0.1 million as of December 31, 2016 and December 26, 2015. We are not obligated to complete the contract once the not-to-exceed amount has been reached. However, if we perform work over the not-to-exceed amount prior to obtaining a valid change order, our gross profit margins are negatively impacted. Billings on time-and-material contracts are typically produced every two weeks.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue on long-term projects is recognized in the ratio that actual costs incurred bear to total estimated contract costs. Revenue and gross margin on fixed-price projects are subject to revision throughout the life of the project and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management uses contingency amounts to increase the total estimated costs of the project; therefore, lowering the earned revenues and gross profit margin recognized until the risks are better identified and quantified or have been mitigated. Losses on contracts are recorded in full as they are identified. Costs related to change orders are recognized when they are incurred. Change orders are included in the total estimated revenue when it is more likely than not that the change orders will result in a bona fide addition to value that can be reliably estimated.

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

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but rather is tested and assessed for impairment annually, or more frequently if certain events or changes in circumstance indicate the carrying amount may exceed fair value. The annual test for goodwill impairment is performed in the fourth quarter of each year and begins with a qualitative assessment to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount and bypass the two-step impairment test. Our qualitative assessment of goodwill at December 31, 2016 determined that it was not “more likely than not” that the fair value of the reporting units were less than the carrying value of the remaining goodwill and, therefore, no goodwill impairment adjustment was required.

Income Taxes

We account for deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740 (“ASC 740”), which provides for recording deferred taxes using an asset and liability method. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period. Tax law and rate changes are reflected in income in the period such changes are enacted.

A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more-likely-than-not such asset will not be realized. We evaluate the realizability of deferred tax assets based on all available evidence, both positive and negative, regarding historical operating results, including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2016 and December 26, 2015, we do not have any significant uncertain tax positions.

Changes in Accounting Policies

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740): which requires deferred tax liabilities and assets to be classified as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This amendment allows for the deferral and presentation of debt issuance costs as an asset to be ratably amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have historically accounted for our debt issuance costs related to revolving credit agreements in accordance with this amendment and therefore this pronouncement did not have an impact on the Company’s financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This pronouncement is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015. We adopted this pronouncement in the first quarter of fiscal 2016 and because the Company did not have any debt outstanding at fiscal year-end 2015 or any period during 2016, this pronouncement did not have an impact on the Company’s financial statements or related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In May 2016, the FASB issued ASU No. 2016-12 to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and other technical corrections. This new accounting standard, as updated, is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures. However we are currently unable to reasonably estimate the impact this pronouncement will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures. However we are currently unable to reasonably estimate the impact this pronouncement will have on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to changes several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We will adopt this pronouncement in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment addresses how certain specified cash receipts and cash payments are presented in the statement of cash flows. This guidance becomes effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This amendment removes the second step of the two-step goodwill impairment test. When adopted, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This pronouncement is effective for the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

Board of Directors

ENGlobal Corporation

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas

March 9, 2017

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31, 2016	December 26, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$15,687	$7,806
Trade receivables, net of allowances of $422 and $1,150	10,455	24,097
Prepaid expenses and other current assets	1,021	1,308
Notes receivable	116	151
Income tax receivable	103	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,434	4,062
Total Current Assets	29,816	37,424
Property and Equipment, net	1,194	2,145
Goodwill	2,806	2,806
Deferred tax asset	10,208	9,137
Other Assets	412	688
Total Assets	$44,436	$52,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,876	$3,182
Accrued compensation and benefits	2,099	3,086
Billings in excess of costs and estimated earnings on uncompleted contracts	1,371	3,912
Other current liabilities	1,270	1,690
Total Current Liabilities	7,616	11,870
Long-term Leases	14	318
Total Liabilities	7,630	12,188
Commitments and Contingencies (Notes 7 and 14)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,190,082 and 28,058,513 shares issued and outstanding at December 31, 2016 and December 26, 2015	27	28
Additional paid-in capital	36,322	37,185
Accumulated earnings	457	2,799
Total Stockholders’ Equity	36,806	40,012
Total Liabilities and Stockholders’ Equity	$44,436	$52,200

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended	Year Ended
	December 31, 2016	December 26, 2015

Operating revenues	$59,224	$79,605
Operating costs	49,112	63,337
Gross profit	10,112	16,268
Operating costs and expenses:
Selling, general, and administrative expenses	13,350	14,168
Operating income (loss)	(3,238)	2,100
Other income (expense)
Interest expense, net	(173)	(135)
Other income, net	42	357
Income (loss) before income taxes	(3,369)	2,322

Benefit for federal and state income taxes	1,027	8,214

Net income (loss)	$(2,342)	$10,536

Basic and diluted income (loss) per common share	$(0.08)	$0.38

Basic and diluted weighted average shares used in computing income (loss) per share:	27,653	28,023

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Year Ended	Year Ended
	December 31, 2016	December 26, 2015

Common Stock
Balance at beginning of year	$28	$28
Treasury stock retired	(1)	—
Balance at end of year	27	28

Additional Paid-in Capital
Balance at beginning of year	37,185	39,103
Share-based compensation	489	498
Treasury stock retired	(1,352)	(2,416)
Balance at end of year	36,322	37,185

Accumulated Earnings (Deficit)
Balance at beginning of year	2,799	(7,737)
Net income (loss)	(2,342)	10,536
Balance at end of year	457	2,799

Treasury Stock
Balance at beginning of year	—	(2,362)
Stock repurchased	(1,353)	(54)
Treasury stock retired	1,353	2,416
Balance at end of year	—	—

Total Stockholders’ Equity	$36,806	$40,012

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended	Year Ended
	December 31, 2016	December 26, 2015
Cash Flows from Operating Activities:
Net Income (loss)	$(2,342)	$10,536
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,143	1,456
Deferred income tax benefit	(1,071)	(9,137)
Share-based compensation expense	489	498
Loss on disposal of asset	(6)	—
Noncash change in note receivable	—	(635)
Changes in current assets and liabilities, net of acquisitions and dispositions:
Trade receivables	13,562	5,777
Costs and estimated earnings in excess of billings on uncompleted contracts	1,628	(516)
Prepaid expenses and other assets	461	(333)
Accounts payable	(306)	(2,675)
Accrued compensation and benefits	(987)	(551)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,541)	(5,920)
Other liabilities	(98)	(1,213)
Income taxes receivable (payable)	(367)	(134)
Net cash provided by (used in) operating activities	9,565	(2,847)
Cash Flows from Investing Activities:
Property and equipment acquired	(64)	(1,005)
Proceeds from notes receivable	115	6,083
Net cash provided by investing activities	51	5,078
Cash Flows from Financing Activities:
Purchase of treasury stock	(1,353)	(54)
Debt issuance costs	(20)	(7)
Payments on capitalized leases	(362)	(577)
Net cash used in financing activities	(1,735)	(638)
Net change in cash and cash equivalents	7,881	1,593
Cash and cash equivalents, at beginning of year	7,806	6,213
Cash and cash equivalents, at end of year	$15,687	$7,806
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$410	$485
Interest	$410	$485
Noncash activity:
Trade receivable converted to note receivable	$—	$151

Supplemental disclosures of noncash investment and financing activities
Property and equipment purchased under capital leases	$—	$415

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations – ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation. Our business operations consist of providing engineering and other professional project services related to design, assembly, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States of America (“U.S.”). Please see “Note 13 - Segment Information” for a description of our segments and segment operations.

Basis of Presentation – The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 31, 2016 and December 26, 2015, and the results of our operations, cash flows and changes in stockholders’ equity for the 53 week period ended December 31, 2016 and for the 52 week period ended December 26, 2015. They are prepared in accordance with accounting principles generally accepted in the U.S. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

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

Cash and cash equivalents – Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. We have $0.8 million in cash in foreign banks as of December 31, 2016.

We utilize a cash management system whereby U.S. bank accounts are swept daily. Major operating bank accounts are automatically replenished daily to meet check-clearing requirements. Outstanding checks are recorded as a reduction of cash when they are issued. Our checks that have not yet been paid by banks at the reporting date are reclassified to accounts payable in the financial statements. The reclassification to accounts payable for outstanding checks was $0 and $0.3 million as of December 31, 2016 and December 26, 2015, respectively.

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

Our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended December 31, 2016, each of two customers provided more than 10% of our consolidated operating revenues (15.4% and 14.0%). Two customers provided more than 10% of our consolidated operating revenues for the year ended December 26, 2015 (15.0% and 14.8%). Amounts included in trade receivables related to these customers totaled $0.3 million and $1.1 million at December 31, 2016 and $1.8 million and $5.4 million at December 26, 2015.

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

Debt Issue Costs – Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method. The total amount of debt issue costs capitalized was $38,000 and $90,000 at December 31, 2016 and December 26, 2015, respectively.

Goodwill – Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but rather is tested and assessed for impairment annually, or more frequently if certain events or changes in circumstance indicate the carrying amount may exceed fair value. The annual test for goodwill impairment is performed in the fourth quarter of each year and begins with a qualitative assessment of whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount and bypass the two-step goodwill impairment test. If the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test. The first step of the goodwill impairment test identifies the potential impairment, resulting if the fair value of a reporting unit (including goodwill) is less than its carrying amount. If during testing, it is determined that the fair value of net assets (including goodwill) exceeds its carrying amount, the goodwill of such net assets are not considered impaired and the second step of the goodwill impairment test is not applicable. However, if the fair value of net assets (including goodwill) is less than its carrying amount, we would then proceed to the second step in the goodwill impairment test. The second step includes hypothetically valuing the net assets as if they had been acquired in a business combination. Then, the implied fair value of the net assets’ goodwill is compared to the carrying value of that goodwill. If the carrying value of net assets’ goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying value. Our 2016 and 2015 qualitative assessments of goodwill determined it was not “more likely than not” that the fair value of our reporting units were less than the carrying value of the remaining goodwill and, therefore, no goodwill impairment adjustment was required in either year. Goodwill was $2.8 million at both December 31, 2016 and December 26, 2015, with $2.1 million attributable to our Automation segment and $0.7 million attributable to our EPCM segment.

Other intangible assets – Intangible assets are comprised primarily of non-competition covenants, customer relationships and developed technology acquired through acquisitions and are amortized using the straight-line method based on the estimated useful life of the intangible assets. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We performed a qualitative assessment of intangible assets at December 31, 2016 and December 26, 2015 and determined the asset’s expected future undiscounted cash flows exceeded the carrying value of the related asset and as a result no impairment adjustments were necessary. Other intangible assets are included in Other Assets on the respective balance sheets. Intangible assets were $0.1 million, net of accumulated amortization of $3.1 million, at December 31, 2016 and $0.2 million, net of accumulated amortization of $3.0 million, at December 26, 2015, all of which is attributable to our Automation segment. Amortization expense was $0.1 million and $0.2 million for the years ended December 31, 2016 and December 26, 2015, respectively.

Impairment of Long-Lived Assets – We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparison the future undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying value of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. During 2016 and 2015 there were no events or changes in circumstances that indicated that the carrying amount of our assets may not be recoverable.

Revenue Recognition – Our revenue is comprised of engineering, construction management and procurement service fees and sales of integrated control systems that we design and assemble. In general, we recognize revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collection is reasonably assured. We recognize service revenue as the services are performed. The majority of our engineering services are provided under time-and-material contracts. Some time-and-material contracts may have upper limits referred to as “not-to-exceed” amounts. Revenue is not recognized over these amounts until a change order or authorization by the client has been received. A majority of sales of assembled systems are under fixed-price contracts that may also include a service element covered under that contract price.

Profits and losses on our fixed-price contracts are recognized on the percentage-of-completion method of accounting, measured by the percentage-of-contract cost incurred to date relative to estimated total contract cost. Contract costs used for estimating percentage-of-completion factors include professional compensation and related benefits, materials, subcontractor services and other direct cost of projects. Costs recognized for labor include all actual employee compensation plus a burden factor to cover estimated variable labor expenses. These variable labor expenses consist of payroll taxes, self-insured medical plan expenses, workers’ compensation insurance, general liability insurance and paid time off.

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

Income Taxes – We account for deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740 “Income Taxes” (“ASC 740”), which provides for recording deferred taxes using an asset and liability method. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period. Tax law and rate changes are reflected in income in the period such changes are enacted.

A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more-likely-than-not such asset will not be realized. We evaluate the realizability of deferred tax assets based on all available evidence, both positive and negative, regarding historical operating results, including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more-likely-than-not be realized. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Earnings per Share – Our basic earnings per share (“EPS”) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units, if including such potential shares of common stock is dilutive. Because the exercise price on options granted to employees and directors have been above our stock price, these common stock equivalents were antidilutive, thus not included in the calculation of earnings (loss) per share.

Treasury Stock – We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently retire these shares, the cost of the shares acquired are recorded in common stock and additional paid in capital.

Stock–Based Compensation – We have issued stock-based compensation in the form of stock options and non-vested restricted stock awards to directors, employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”) and recognize compensation expense over the applicable service for all stock-based compensation based on the grant date fair value of the award.

Changes in Accounting Policies – In November 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740): which requires deferred tax liabilities and assets to be classified as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This amendment allows for the deferral and presentation of debt issuance costs as an asset to be ratably amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have historically accounted for our debt issuance costs related to revolving credit agreements in accordance with this amendment and therefore this pronouncement did not have an impact on the Company’s financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This pronouncement is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2015. We adopted this pronouncement in the first quarter of fiscal 2016 and because the Company did not have any debt outstanding at fiscal year-end 2015 or any period during 2016, this pronouncement did not have an impact on the Company’s financial statements or related disclosures.

New Accounting Pronouncements Not Yet Adopted – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In May 2016, the FASB issued ASU No. 2016-12 to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and other technical corrections. This new accounting standard, as updated, is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures. However we are currently unable to reasonably estimate the impact this pronouncement will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures. However we are currently unable to reasonably estimate the impact this pronouncement will have on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We will adopt this pronouncement in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material, cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment addresses how certain specified cash receipts and cash payments are presented in the statement of cash flows. This guidance becomes effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This amendment removes the second step of the two-step goodwill impairment test. When adopted, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This pronouncement is effective for the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables, net as of December 31, 2016 and December 26, 2015, are as follows (amounts in thousands):

	2016	2015
Amounts billed	$6,699	$12,214
Amounts unbilled	2,729	6,175
Retainage	1,449	6,858
Less: Allowance for uncollectible accounts	(422)	(1,150)
Trade receivables, net	$10,455	$24,097

The components of short-term and long-term notes receivable as of December 31, 2016 and December 26, 2015, are as follows (amounts in thousands):

	2016	2015
Aspen	$—	$514
Increased Performance	116	151
Reserve for uncollectible accounts	—	(514)
Total notes receivable	116	151
Less current portion	(116)	(151)
Notes Receivable, net of current portion	$—	$—

The Increased Performance note receivable was a trade receivable converted to a note during 2015, bearing interest at 0% per annum and payable in installments through its maturity on October 1, 2016. During 2016, Increased Performance made minimal payments on this note and the Company continues to pursue its collection.

The Aspen note bears interest at 6% per annum, was due and payable in September 2011, and was fully reserved in 2015. During 2016, the Company settled the Aspen note for $0.1 million and wrote-off the remaining balance against the reserve resulting in no impact on 2016 earnings.

The components of other current liabilities are as follows as of December 31, 2016 and December 26, 2015 (amounts in thousands):

	2016	2015
Accrual for known contingencies	$747	$781
Customer prepayments	150	91
Deferred rent	140	263
Current portion of capital leases	229	287
Federal and state income taxes payable	—	264
Accrued interest and other	4	4
Other current liabilities	$1,270	$1,690

Our reserve for known contingencies includes litigation accruals and related legal fees, if any. See “Note 14 – Commitments and Contingencies” for further information.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2016 and December 26, 2015 (amounts in thousands):

	2016	2015
Computer equipment and software	$3,768	$6,961
Shop equipment	879	1,044
Furniture and fixtures	286	542
Building and leasehold improvements	2,032	2,383
Autos and trucks	85	159
	$7,050	$11,089
Accumulated depreciation and amortization	(5,856)	(8,971)
	$1,194	$2,118
Property and equipment implementations in process	—	27
Property and equipment, net	$1,194	$2,145

Depreciation expense was $1.0 million and $1.2 million for the years ended December 31, 2016 and December 26, 2015, respectively.

NOTE 5 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consist of the following at December 31, 2016 and December 26, 2015 (amounts in thousands):

	2016	2015
Costs incurred on uncompleted contracts	$58,933	$67,488
Estimated earnings on uncompleted contracts	24,694	27,492
Earned revenues	83,627	94,980
Less: billings to date	82,564	94,830
Net costs in excess of billings on uncompleted contracts	$1,063	$150
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,434	$4,062
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,371)	(3,912)
Net costs in excess of billings on uncompleted contracts	$1,063	$150

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $0.9 million in contingency amounts as of December 31, 2016 compared to $2.4 million as of December 26, 2015. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.1 million in deferred revenue recognition as of December 31, 2016 and December 26, 2015. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed nor been booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 6 - CREDIT FACILITIES

Line of Credit Facility

On September 16, 2014, we entered into a three year Loan and Security Agreement (“Loan Agreement”) with Regions Bank (“Lender”) pursuant to which the Lender agreed to extend credit to the Company in the form of revolving loans of up to the lesser of $10.0 million (the “Commitment”) or the Borrowing Base. The Loan Agreement includes a sub-facility for standby and / or trade letters of credit up to an amount not to exceed $2.5 million. There were no loans outstanding under this Loan Agreement as of December 31, 2016 or as of December 26, 2015.

On June 16, 2016, but effective May 29, 2016, we entered into the Second Amendment to the Loan Agreement (“Second Amendment”) with the Lender pursuant to which the Company was not required to comply with the fixed charge coverage ratio financial covenant from the fiscal month ending April 30, 2016 through the fiscal month ending December 31, 2016, provided that the Company was not permitted to have any obligations or borrowings related to working capital outstanding and the Company was required to retain a cash balance of at least $5.0 million in collection accounts with the Lender.

We currently cannot borrow under the Loan Agreement due to an existing event of default resulting from our failure to comply with the fixed charge coverage ratio financial covenant after December 31, 2016. While there are no revolving loans currently outstanding under the Loan Agreement, during February 2017, a letter of credit in the amount of $628,000 and with a termination date of December 31, 2017 was issued under the Loan Agreement that we collateralized with cash. While we are currently negotiating with the Lender to address the outstanding event of default and our ability to borrow under the Loan Agreement in the future, we cannot assure you that we will reach an agreement with the Lender. If we are unable to address the outstanding event of default, we or the Lender may terminate the Loan Agreement and the Lender may accelerate any outstanding loan amounts.

Borrowing Base – The Borrowing Base is an amount equal to the sum of (a) 85% of the total amount of Eligible Approved Cost Plus Contract Amounts, plus (b) the lesser of (i) 85% of the total amount of Eligible Approved Fixed Price Contract Accounts or (ii) $2,500,000, plus (c) the lesser of (i) 85% of the total amount of Eligible Approved Government Contract Accounts or (ii) $1,000,000, plus (d) the lesser of (i) 75% of the total amount of Eligible Unbilled Accounts or (ii) total revenues from all Accounts over the preceding 30-day period, provided that to the extent that any Eligible Unbilled Accounts consist of Accounts that would be Eligible Approved Government Contracts and be included in provision (c) above if billed there shall be a limitation in eligibility thereof under this provision (d) of $800,000, plus (e) 75% of the total amount of Eligible Costs in Excess of Billings, and minus (f) such amounts as may be required by Lender to be reserved at any time and from time to time.

Interest – Any loans will bear interest at a rate per annum equal to the LIBOR Index Rate plus 2.25%. If the loan is converted to a Base Rate Loan, then such loan will bear interest at a rate per annum equal to the Base Rate (defined as a rate per annum equal to the greatest of (a) the Federal Funds Rate in effect on such day plus 0.50%, (b) the Prime Rate in effect on such day, or (c) a per annum rate equal to LIBOR determined with respect to an interest period of one month plus 1.00%) plus 1.25%.

Collateral – All obligations of the Company under the Loan Agreement are secured by a first priority perfected lien against any and all personal property assets of the Company (other than certain excluded property).

Term – All loans and all other obligations outstanding under the Loan Agreement shall be payable in full on September 14, 2017, unless otherwise terminated pursuant to the terms of the Loan Agreement.

Material Covenants – The Loan Agreement requires the Company to comply with various financial, affirmative and negative covenants affecting its businesses and operations, including:

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

While the Company was in compliance with all of the material covenants of the Loan Agreement as of December 31, 2016, the Company is not presently in compliance with the fixed charge coverage ratio financial covenant, which is an event of default under the Loan Agreement as described above.

NOTE 7 - OPERATING LEASES

We lease equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 31, 2016 are as follows (amounts in thousands):

Years Ending	Amount
December 30, 2017	$1,944
December 29, 2018	993
December 28, 2019	458
December 26, 2020	—
December 25, 2021 and after	—
Total minimum lease payments	$3,395

Rent expense was $2.4 million for the year ended December 31, 2016 and $2.5 million for the year ended December 26, 2015. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

NOTE 8 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. For active participants, we match 33.3% of elective deferrals up to 6%, for a maximum of 2% of employee’s compensation. We have made contributions totaling $0.3 million and $0.4 million to the plan for the year ended December 31, 2016 and December 26, 2015, respectively.

NOTE 9 - STOCK COMPENSATION PLANS

The Company’s 2009 Equity Incentive Plan, as amended (the “Equity Plan,” or the “Plan”) provides for the aggregate issuance of up to 2,580,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. Grants to employees will generally vest in four equal annual installments on the anniversary date of grant. Grants to non-employee directors will generally vest quarterly over a one-year period coinciding with their service term. At December 31, 2016, 727,507 shares of common stock are available to be issued pursuant to the Equity Plan.

We recognized non-cash stock-based compensation expense related to our Equity Plan of $0.5 million and $0.5 million, with a tax impact of $0.2 million and $70,000, for the fiscal years ended December 31, 2016 and December 26, 2015, respectively.

Stock Option Awards – We did not grant any stock options in 2016 or 2015. The following table summarizes our stock option activity for the year ended December 31, 2016:

	Vested and Exercisable Balance	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 26, 2015	300,000	300,000	$10.04
Cancelled or expired	(150,000)	(150,000)	9.15
Balance at December 31, 2016,	150,000	150,000	$10.93

The number of options exercisable at December 31, 2016 was 150,000 with a weighted average remaining contractual life of 0.45 years and a weighted-average exercise price of $10.93 per share.

All outstanding stock options during 2016 and 2015 were fully vested prior to 2015 and therefore we did not recognize any stock compensation expense related to stock options in 2016 or 2015.

Restricted Stock Awards – Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards generally vest in quarterly installments beginning September 30th of the year of grant, so long as the grantee continues to serve as a director of the Company as of each vesting date. Restricted stock awards granted to employees generally vest in four equal annual installments on the anniversary date of grant, so long as the grantee remains employed full-time with us as of each vesting date. Shares are generally issued from new shares at the time of grant. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date.

The following is a summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 31, 2016:

	Number of unvested restricted shares	Weighted- average grant-date fair value
Outstanding at December 26, 2015	542,462	$1.38
Granted	297,949	1.03
Vested	(288,311)	1.57
Forfeited	(45,350)	1.85
Outstanding at December 31,2016	506,750	$1.27

As of December 31, 2016, there was $0.6 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.1 years. During 2016 and 2015, the Company granted the following restricted stock awards.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
June 16, 2016	Directors (3)	122,949	$1.22	$150,000
June 2, 2016	Employees (1)	40,000	$1.05	$42,000
March 1, 2016	Employees (9)	135,000	$0.86	$116,100
June 18, 2015	Directors (3)	107,913	$1.39	$150,000
February 9, 2015	Employees (17)	305,100	$1.98	$604,100
January 8, 2015	Employees (1)	4,000	$1.89	$7,560

NOTE 10 - TREASURY STOCK

On July 22, 2015, the Board approved the retirement of 981,099 shares of existing treasury shares.

On April 21, 2015, we announced the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. Under this program, we purchased and retired 1,074,150 shares at a cost of $1.3 million during the year ended December 31, 2016 and we purchased and retired 53,744 shares at a cost of $0.1 million during the year ended December 26, 2015.

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

NOTE 12 - FEDERAL AND STATE INCOME TAXES

The components of our income tax benefit for the years ended December 31, 2016 and December 26, 2015 were as follows (amounts in thousands):

	2016	2015
Current:
Federal	$—	$(21)
Foreign Tax	81	805
State	(37)	139
Total current	44	923
Deferred:
Federal	(986)	(8,631)
State	(85)	(506)
Total deferred	(1,071)	(9,137)
Total income tax benefit	$(1,027)	$(8,214)

The following is a reconciliation of expected income tax expense (benefit) to actual income tax benefit for the years ended December 31, 2016 and December 26, 2015 (amounts in thousands):

	2016	2015
Federal income tax expense (benefit) at 35%	$(1,179)	$813
State income tax, net of federal income tax effect	(12)	(416)
Change of effective state tax rate	4	—
Nondeductible expenses	80	222
Research and development credit	(72)	(297)
Current year expiration of stock options	436	163
Prior year adjustments and true-ups	(354)	2,261
Change in valuation allowance	70	(10,960)
Total tax benefit	$(1,027)	$(8,214)

The components of the deferred tax asset (liability) consisted of the following at December 31, 2016 and December 26, 2015 (amounts in thousands):

	2016	2015
Deferred tax asset (liabilities)
Federal net operating loss carry-forward	$6,417	$4,339
Tax credit carryforwards	2,126	1,873
Allowance for uncollectible accounts	156	616
Accruals not yet deductible for tax purposes	755	1,182
Goodwill	948	1,122
Depreciation	339	64
Other	60	464
Deferred tax assets	10,801	9,660
Less: Valuation allowance	(593)	(523)
Deferred tax assets, net	$10,208	$9,137

We account for deferred income taxes in accordance with ASC 740, which provides for recording deferred taxes using an asset and liability method. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period. Tax law and rate changes are reflected in income in the period such changes are enacted.

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment.

For the year ended December 31, 2016, we recognized an income tax benefit of $1.0 million on a pre-tax loss of $3.4 million as compared to an income tax benefit of $8.2 million on $2.3 million of pre-tax income for year ended December 26, 2015. During 2016, our tax benefit was (A) increased primarily by (i) $354,000 resulting from return to accrual adjustments and true-ups of deferred tax assets and liabilities and foreign taxes payable and (ii) $72,000 for an estimated research and development credit and (B) decreased by (i) $436,000 due to the current year expiration of stock options, (ii) a $70,000 increase in the valuation allowance and (iii) $80,000 associated with permanent differences. During 2015, a significant tax benefit was recognized primarily related to the reversal of $11.0 million of valuation allowance on certain of our deferred tax assets.

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2016 and December 26, 2015, we do not have any significant uncertain tax positions.

We had a federal net operating loss carry-forward at December 31, 2016 of approximately $17.0 million, which will begin to expire starting in 2032. At December 31, 2016, we had Alternative Minimum Tax (AMT) and federal research and development tax credit carryforwards of approximately $0.1 and $1.0 million, respectively, available to reduce future tax liabilities. The AMT credit is available for an indefinite carryforward period and the research and development tax credit will begin to expire starting in 2030. At December 31, 2016, we had foreign tax credits of approximately $0.9 million which will begin to expire starting in 2025. However, to the uncertainty of realization, the Company has recorded a valuation allowance of $0.6 million against this asset as of December 31, 2016.

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

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. Segment information for the years ended December 31, 2016 and December 26, 2015 is as follows (amounts in thousands):

For the year ended December 31, 2016:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$33,266	$25,958	$—	$59,224
Operating income (loss)	731	3,281	(7,250)	(3,238)
Depreciation and amortization	28	381	734	1,143
Tangible assets	5,810	8,100	27,610	41,520
Goodwill	720	2,086	—	2,806
Other intangible assets	—	110	—	110
Total assets	6,530	10,296	27,610	44,436
Capital expenditures	44	14	6	64

For the year ended December 26, 2015:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$49,277	$30,328	$—	$79,605
Operating income (loss)	4,219	6,832	(8,951)	2,100
Depreciation and amortization	177	614	665	1,456
Tangible assets	12,289	17,253	19,621	49,163
Goodwill	720	2,086	—	2,806
Other intangible assets	—	231	—	231
Total assets	13,009	19,570	19,621	52,200
Capital expenditures	16	189	800	1,005

Financial Information by Geographic Area and Segments

Revenue from our Caspian Pipeline Consortium Project in Russia and Kazakhstan contributed $8.3 million and $11.8 million in revenues in our Automation segment for the years ended December 31, 2016 and December 26, 2015, respectively. Company assets, other than cash and trade receivables, located in this region are insignificant.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive and other officers with severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1) termination for cause, 2) voluntary resignation or 3) the employee’s death, we are obligated to provide a severance benefit equal to six months of the employee’s salary, and, at our option, an additional six months at 50% of the employee’s salary in exchange for an extension of a non-competition agreement. The terms of these agreements include evergreen provisions allowing for automatic renewal. No liability is recorded for our obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated, if any.

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Management is not aware of any pending or threatened lawsuits or proceedings that are expected, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2016, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 31, 2016. We have concluded that our internal control over financial reporting at December 31, 2016 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2017 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2017 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” in our 2017 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2017 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2017 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2017 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2017 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2017 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2017 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2017 Proxy Statement is incorporated herein by this reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.16	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	First Amended and Restated ENGlobal Corporation Incentive Bonus Plan effective January 1, 2010	10-Q	10.1	5/5/2010	001-14217

+10.3	Amended and Restated 1998 Incentive Plan of Registrant dated June 8, 2006	10-K	10.6	3/28/2008	001-14217

+10.4	First Amendment to the Amended and Restated 1998 Incentive Plan of Registrant dated June 14, 2007	10-K	10.7	3/28/2008	001-14217

+10.5	Form of Incentive Stock Option Award Agreement of 1998 Incentive Plan of Registrant	10-K	10.8	3/28/2008	001-14217

+10.6	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.7	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.8	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.10	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.11	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.12	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.13	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.14	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.15	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	5/5/2010	001-14217

+10.16	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.17	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

+10.18	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.19	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.20	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

+10.21	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/2015	001-14217

10.22	Asset Purchase Agreement by and between the Registrant and Steele Land and Insp., LLC dated September 7, 2012.	10-Q	10.4	11/19/2012	001-14217

10.23	Amendment One to Asset Purchase Agreement by and between the Registrant and Steele Land and Inspection, LLC dated November 2, 2012	10-Q	10.5	11/19/2012	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

+10.24	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.25	Asset Purchase Agreement by and between ENGlobal Corporation and Furmanite America, Inc. dated December 11, 2012	10-K	10.76	4/15/2013	001-14217

10.26	Asset Purchase Agreement by and between ENGlobal U.S., Inc. and Furmanite America, Inc. dated July 15, 2013	8-K	2.1	7/11/2013	001-14217

10.27	Loan and Security Agreement dated as of September 16, 2014, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama bank.	8-K	10.1	9/17/2014	001-14217

10.28	Revolving Note dated as of September 16, 2014, executed by ENGlobal Corporation, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. and made payable to Regions Bank, an Alabama bank.	8-K	10.2	9/17/2014	001-14217

10.29	First Amendment to Loan and Security Agreement as of April 16, 2015, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	4/21/2015	001-14217

10.30	Second Amendment to Loan and Security Agreement as of May 29, 2016, and signed June 16, 2016, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	6/17/2016	001-14217

*10.31	Third Amendment to Loan and Security Agreement as of February 9, 2017, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 9, 2017	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	March 9, 2017
Mark A. Hess
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s / William A. Coskey	March 9, 2017
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ David W. Gent	March 9, 2017
David W. Gent, P.E., Director

By:	/s/ Randall B. Hale	March 9, 2017
Randall B. Hale, Director

By:	/ s/ David C. Roussel	March 9, 2017
David C. Roussel, Director

By:	/ s/ Kevin M. Palma	March 9, 2017
Kevin M. Palma, Director

