Form 10-Q
period 2017-04-01
ENGLOBAL CORP
filed 2017-05-11
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 9, 2017.

$0.001 Par Value Common Stock	27,138,657 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED April 1, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended
	April 1, 2017	March 26, 2016
Operating revenues	$12,473	$14,812
Operating costs	10,742	13,139
Gross profit	1,731	1,673

Selling, general and administrative expenses	3,406	3,390
Operating loss	(1,675)	(1,717)

Other income (expense):
Other income (expense), net	3	6
Interest expense, net	(65)	(36)
Loss from operations before income taxes	(1,737)	(1,747)

Benefit for federal and state income taxes	(859)	(998)

Net loss	$(878)	$(749)

Basic and diluted loss per common share:	$(0.03)	$(0.03)

Basic and diluted weighted average shares used in computing earnings per share:	27,188	27,950

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	April 1, 2017	December 31, 2016
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$14,373	$15,687
Trade receivables, net of allowances of $302 and $422	7,981	10,455
Prepaid expenses and other current assets	989	1,240
Costs and estimated earnings in excess of billings on uncompleted contracts	3,429	2,434
Total Current Assets	26,772	29,816
Property and equipment, net	1,363	1,194
Goodwill	2,806	2,806
Deferred tax asset	11,056	10,208
Other assets	345	412
Total Assets	$42,342	$44,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,900	$2,876
Accrued compensation and benefits	1,840	2,099
Billings in excess of costs and estimated earnings on uncompleted contracts	1,473	1,371
Other current liabilities	1,097	1,270
Total Current Liabilities	6,310	7,616
Long Term Leases	29	14
Total Liabilities	6,339	7,630
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,149,582 and 27,190,082 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	36,397	36,322
Accumulated (deficit)/earnings	(421)	457
Total Stockholders’ Equity	36,003	36,806
Total Liabilities and Stockholders’ Equity	$42,342	$44,436

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	April 1, 2017	March 26, 2016
Cash Flows from Operating Activities:
Net loss	$(878)	$(749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	269	321
Share-based compensation expense	75	121
Loss on disposal of fixed assets	-	1
Deferred tax asset	(848)	(1,044)
Changes in current assets and liabilities:
Trade accounts receivable	2,474	4,771
Costs and estimated earnings in excess of billings on uncompleted contracts	(995)	542
Other current assets	176	326
Accounts payable	(976)	(236)
Accrued compensation and benefits	(259)	335
Billings in excess of costs and estimated earnings on uncompleted contracts	102	36
Income taxes payable	96	25
Other current liabilities, net	(109)	(77)
Net cash provided by (used in) operating activities	$(873)	$4,372

Cash Flows from Investing Activities:
Proceeds from notes receivable	10	-
Property and equipment acquired	(408)	(45)
Net cash used in investing activities	$(398)	$(45)

Cash Flows from Financing Activities:
Purchase of treasury stock	-	(253)
Payments on capitalized leases	(43)	(95)
Net cash used in financing activities	$(43)	$(348)
Net change in cash, cash equivalents and restricted cash	(1,314)	3,979
Cash, cash equivalents and restricted cash, at beginning of period	15,687	7,806
Cash, cash equivalents and restricted cash, at end of period	$14,373	$11,785

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$65	$38
Cash paid during the period for income taxes (net of refunds)	$(107)	$20

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed financial statements included herein are unaudited for the three month periods ended April 1, 2017 and March 26, 2016, and in the case of the condensed balance sheet as of December 31, 2016, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

We had no items of other comprehensive income in any period presented; therefore, no other components of comprehensive income or comprehensive income are presented.

Each of our quarters is comprised of 13 weeks.

Changes in Accounting

In March 2016, the Financial Statements Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We have adopted this pronouncement in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material, cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017. We recognized a benefit in stock compensation related to forfeitures of $.01 million in the three months ended April 1, 2017.

In November 2016, the FASB Issued Update 2016-18, Statement of Cash flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update addresses the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017, with early application permitted. We have adopted this pronouncement in the first quarter of 2017 and have reported restricted cash as a component of ending cash, cash equivalents and restricted cash on the Statements of Cash Flows.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), that will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. This new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In May 2016, the FASB issued ASU No. 2016-12 to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and other technical corrections. This new accounting standard, as updated, is effective for interim and annual reporting periods beginning after December 15, 2017. We have begun the process of evaluating the principles in the new standard following the five step approach and we are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures. Through our initial evaluation, we believe the impact to our financial statements will be immaterial and we do not believe the implementation will have a material impact on our business practices.

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

NOTE 2 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of Cash, cash equivalents and restricted cash reported within the consolidated financial statements:

	April 1, 2017	December 31, 2016
	(dollars in thousands)
Cash and cash equivalents	$13,713	$15,687
Restricted cash	660	—
Total cash, cash equivalents and restricted cash	$14,373	$15,687

Amounts included in restricted cash represent those required to be set aside to collateralize a letter of credit required by a customer.

NOTE 3 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at April 1, 2017 and December 31, 2016:

	April 1, 2017	December 31, 2016
	(dollars in thousands)
Costs incurred on uncompleted contracts	$59,101	$58,933
Estimated earnings on uncompleted contracts	24,534	24,694
Earned revenues	83,635	83,627
Less: billings to date	81,679	82,564
Net costs and estimated earnings in excess of billings on uncompleted contracts	$1,956	$1,063

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,429	$2,434
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,473)	(1,371)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$1,956	$1,063

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $0.5 million in contingency amounts as of April 1, 2017 compared to $0.9 million as of December 31, 2016. Losses on contracts are recorded in full as they are identified. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer. We currently have $1.0 million in retainage as of April 1, 2017 compared to $1.4 million as of December 31, 2016.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.4 million in deferred revenue recognition as of April 1, 2017 compared to $0.1 million as of December 31, 2016. This deferred revenue represents work on not–to-exceed contracts that has been performed but has not been billed or booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 4 – LINE OF CREDIT AND LETTER OF CREDIT FACILITIES

Line of Credit Facility

On March 31, 2017, the Company terminated its credit facility with Regions Bank. There were no loans outstanding under that facility on that date. See “Note 6 - Credit Facilities” to our financial statements included in our 2016 Annual Report on Form 10-K for a description of the material terms of the Regions Bank credit facility. The facility was terminated because the Company believes that its cash on hand, internally generated funds and other working capital are sufficient to fund its current operations and near term growth. In addition, the elimination of the facility, which was scheduled to expire in September 2017, will significantly reduce costs to the Company.

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

Revenues, operating income, and identifiable assets for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and includes costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments.

Segment information for the three months ended April 1, 2017 and March 26, 2016 is as follows (dollars in thousands):

For the three months ended April 1, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$8,165	$4,308	$-	$12,473
Gross profit	942	789	-	1,731
SG&A	917	607	1,882	3,406
Operating income (loss)	25	182	(1,882)	(1,675)
Other income				3
Interest expense, net				(65)
Tax benefit				859
Net loss				$(878)

For the three months ended March 26, 2016:	EPCM	Automation	Corporate	Consolidated

Revenue	$8,527	$6,285	$-	$14,812
Gross profit	634	1,039	-	1,673
SG&A	769	743	1,878	3,390
Operating income (loss)	(135)	296	(1,878)	(1,717)
Other income				6
Interest expense, net				(36)
Tax benefit				998
Net loss				$(749)

Total Assets by Segment	As of April 1, 2017	As of December 31, 2016
	(dollars in thousands)
EPCM	$7,084	$6,530
Automation	8,578	10,296
Corporate	26,680	27,610
Consolidated	$42,342	$44,436

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FEDERAL AND STATE INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we estimate an annual effective tax rate based on year-to-date operating results and our projection of operating results for the remainder of the year. We apply this annual effective tax rate to the year-to-date operating results. If our actual results differ from the estimated annual projection, our estimated annual effective tax rate can change affecting the tax expense for successive interim results as well as the estimated annual tax expense results. Certain states are not included in the calculation of the estimated annual effective tax rate because the underlying basis for the tax is related to revenues and not taxable income. Amounts for Texas margin taxes are reported as income tax expense. The Company applies a more likely than not recognition threshold for all tax uncertainties. The FASB guidance for uncertain tax positions only allows the recognition of those tax benefits, based on their technical merits that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. Management has reviewed the Company’s tax positions and determined there are no uncertain tax positions requiring recognition in the financial statements. U.S. federal tax returns prior to 2013 and Texas margins tax returns prior to 2013 are closed. Generally, the applicable statues of limitations are three to four years from their filings. During the three months ended April 1, 2017, the Company recognized an income tax benefit of $0.9 million. The Company’s effective tax rate was 49.6% for the three months ended April 1, 2017 as compared with 55.7% for the three months ended March 26, 2016. The effective tax rate for the three months ended April 1, 2017 differed from the federal statutory rate of 35% primarily due to state income taxes, adjustments of federal tax credits, adjustments of state tax NOLs, federal tax credits expected for the current year, permanently non-deductible items, the impact of foreign income taxes and the effect of applying the estimated effective tax rate for the year to the current quarter ended April 1, 2017. The effective tax rate for the three months ended March 26, 2016 differed from the federal statutory rate of 35% primarily due state income taxes and a partial valuation allowance on foreign tax credits.

NOTE 7 – STOCK REPURCHASE PROGRAM

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of April 1, 2017, the Company had purchased and retired 1,127,894 shares for $1.4 million under this program. No shares were purchased in the three months ended April 1, 2017.

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

We carry a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers’ compensation insurance, directors’ and officers’ liability insurance and a general umbrella policy, all with standard self-insured retentions/deductibles. We also provide health insurance to our employees (including vision and dental), and are partially self-funded for these claims. Provisions for expected future payments are accrued based on our experience, and specific stop loss levels provide protection for the Company. We believe we have adequate reserves for the self-funded portion of our insurance policies. We are not aware of any material litigation or claims that are not covered by these policies or which are likely to materially exceed the Company’s insurance limits.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s condensed consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry through two segments: Engineering, Procurement and Construction Management (“EPCM”) and Automation engineering and integrated products (“Automation”). The Company has recently expanded the service offerings of its EPCM segment to include the fabrication of certain components that it engineers at a 31 acre fabrication facility located in Henderson, Texas. While this additional service will allow us to potentially capture more project scope in the near term, the primary purpose for adding this service, in addition to our current engineering, automation and integration services, is to provide a differentiated, lower cost alternative for highly engineered modularized systems and thereby providing higher value to our clients.

Results of Operations

The majority of the Company’s EPCM services have historically been provided through time-and-material contracts and a majority of the Company’s engineered automation system revenues have been provided through fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can vary significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company’s core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three months ended April 1, 2017 versus the three months ended March 26, 2016

The following table, for the three months ended April 1, 2017 versus the three months ended March 26, 2016, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended April 1, 2017:
Revenue	$8,165	$4,308	$—	$12,473	100.0%
Gross profit	942	789	—	1,731	13.9%
SG&A	917	607	1,882	3,406	27.3%
Operating income (loss)	25	182	(1,882)	(1,675)	(13.4)%
Other income				3
Interest expense, net				(65)
Tax benefit				859
Net loss				$(878)	(7.0)%
Diluted loss per share				$(0.03)

Three months ended March 26, 2016:
Revenue	$8,527	$6,285	$—	$14,812	100.0%
Gross profit	634	1,039	—	1,673	11.3%
SG&A	769	743	1,878	3,390	22.9%
Operating income (loss)	(135)	296	(1,878)	(1,717)	(11.6)%
Other income				6
Interest expense, net				(36)
Tax benefit				998
Net loss				$(749)	(5.1)%
Diluted loss per share				$(0.03)

Increase (Decrease) in Operating Results:
Revenue	$(362)	$(1,977)	$—	$(2,339)	(15.8)%
Gross profit (loss)	308	(250)	—	58	3.5%
SG&A	148	(136)	4	16	0.5%
Operating income (loss)	160	(114)	(4)	42	(2.4)%
Other income (expense)				(3)
Interest expense, net				(29)
Tax benefit				(139)
Net loss				$(129)	17.2%
Diluted loss per share				$(0.00)

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue – Revenue decreased $2.3 million to $12.5 million from $14.8 million, or a decline of 15.8%, for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. Revenue from the EPCM segment decreased $0.3 million to $8.2 million from $8.5 million, or a decline of 4.2%, for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. Revenue from the Automation segment decreased $2.0 million to $4.3 million from $6.3 million, or a decline of 31.5%, for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. When energy commodity prices began falling at the end of 2014, our clients had a large amount of capital projects in some stage of either planning, execution or completion. Throughout 2015 and 2016, a large majority of these projects were either completed or cancelled, and new projects have been much slower to develop. Although the Company is performing a certain base load of maintenance related and smaller capital projects, revenue for both the EPCM and Automation segments continues to be negatively impacted by the sustained period of low crude oil and natural gas prices and the corresponding significant decline in our clients’ activities.

During this period of reduced activity, we have taken the opportunity to expand our capabilities and refocus our business on providing engineered, repeatable and modularized solutions for our clients. These complete package solutions are typically larger in scope and include procured material and fabrication in addition to the consulting services we have traditionally performed. To that end, we have opened a fabrication facility to accommodate the expected additional project scope. With this addition, we are now vertically integrated from engineering and design to fabrication and integration. One result of this process is the development of a patent pending, modularized approach to well site oil and gas production systems that, in addition to other benefits, is intended to reduce well completion time and overall costs for certain clients. This methodology can be duplicated for other processes that our clients perform repeatedly. The addition of our fabrication facility is expected to allow us to capture additional scope on future projects and self-perform work that we historically have outsourced allowing us to be more competitive in the market place.

Gross Profit – Gross profit margin increased to 13.9% from 11.3% for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. The gross profit for the EPCM segment increased $0.3 million to $0.9 million from $0.6 million and the gross profit margin increased to 11.5% from 7.4% for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. The gross profit for the Automation segment decreased $0.2 million to $0.8 million from $1.0 million and the gross profit margin increased to 18.3% from 16.5% for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. The gross profit margin for both the EPCM segment and the Automation segment were impacted by lower variable labor costs as a result of cost saving measures initiated in 2016. We intend to continue monitoring labor utilization for both the EPCM and the Automation segments with the goal of improving gross profit margins while maintaining our ability to perform our anticipated work load.

Selling, General and Administrative – Overall our SG&A expenses remained flat for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. We have funded the operations of our newly opened fabrication facility and recent strategic hires in the key areas of business development and project management by reducing cost in other support functions.

Interest Expense, net - Interest expense was essentially unchanged and was less than $0.1 million for both the three months ended April 1, 2017 and the three months ended March 26, 2016. Our interest expense consists of interest on our capital leases, amortization of the cost of entering into the Loan Agreement with Regions Bank, and commitment and other fees associated with the Loan Agreement, which we terminated on March 31, 2017.

Tax Expense – The Company recorded a $0.9 million income tax benefit versus a $1.0 million income tax benefit for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. The tax benefits were principally due to pre-tax losses for the three months ended April 1, 2017 and March 26, 2016, respectively. The effective income tax rate for the three months ended April 1, 2017 was 50% as compared to 56% for the three months ended March 26, 2016. The effective tax rate for the three months ended April 1, 2017 differed from the federal statutory rate of 35% primarily due to state income taxes, adjustments of federal tax credits, adjustments of state tax NOLs, federal tax credits expected for the current year, permanently non-deductible items, the impact of foreign income taxes and the effect of applying the estimated effective tax rate for the year to the current quarter ended April 1, 2017. The effective tax rate for the three months ended March 26, 2016 differed from the federal statutory rate of 35% primarily due state income taxes and a partial valuation allowance on foreign tax credits.

Net Loss – Net loss for the three months ended April 1, 2017 was $0.9 million or a $0.2 million increase from a net loss of $0.7 million for the three months ended March 26, 2016, as a result of lower revenues and gross profit, partially offset by an income tax benefit.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand and internally generated funds. We had cash of approximately $13.7 million at April 1, 2017 and $15.7 million as of December 31, 2016. Our working capital as of April 1, 2017 was $20.4 million versus $22.2 million as of December 31, 2016. We believe our cash on hand, internally generated funds and other working capital are sufficient to fund our ongoing operations and provide us with the funds to grow.

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

Cash Flows from Operating Activities

Operating activities used $0.9 million of cash versus providing $4.4 million of cash for the three months ended April 1, 2017, as compared to the three months ended March 26, 2016. The primary drivers of our increase in cash used in operations for the three months ended April 1, 2017 were a reduction in collections of trade receivables and an increase in costs in excess of billings net of billings in excess of costs.

Cash Flows from Investing Activities

Investing activities used cash of $0.4 million for the three months ended April 1, 2017 primarily due to expenditures for property and equipment related to our new fabrication facility. Investing activities used cash of $0.1 million for the three months ended March 26, 2016 primarily due to expenditures for property and equipment.

Cash Flows from Financing Activities

The use of cash during the three months ended April 1, 2017 was the payment of obligations under capital leases while the primary uses of cash for the three months ended March 26, 2016 were for the repurchase of common stock pursuant to the Company’s stock repurchase program in addition to the payment of obligations under capital leases.

Line of Credit Facility

On March 31, 2017, the Company terminated its credit facility with Regions Bank. There were no loans outstanding under that facility on that date. See “Note 6 - Credit Facilities” to our financial statements included in our 2016 Annual Report on Form 10-K for a description of the material terms of the Regions Bank credit facility. The facility was terminated because the Company believes that its cash on hand, internally generated funds and other working capital are sufficient to fund its current operations and near term growth. In addition, the elimination of the facility, which was scheduled to expire in September 2017, will significantly reduce costs to the Company.

Stock Repurchase Program

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of April 1, 2017, the Company had purchased and retired 1,127,894 shares for $1.4 million under this program. No shares were purchased in the three months ended April 1, 2017.

Critical Accounting Policies

A summary of our critical accounting policies are described under the caption “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2016 Annual Report on Form 10-K.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes in Accounting

In March 2016, the Financial Statements Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We have adopted this pronouncement in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material, cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017. We recognized a benefit of $.01 million in the three months ended April 1, 2017.

In November 2016, the FASB Issued Update 2016-18, Statement of Cash flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update addresses the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017, with early application permitted. We have adopted this pronouncement in the first quarter of 2017 and have reported restricted cash as a component of ending cash, cash equivalents and restricted cash on the Statements of Cash Flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, capital leases payable and debt obligations. The book value of cash and cash equivalents, accounts and notes receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2017, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1,2017, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended April 1, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which outlines factors that could materially affect our business, financial condition or future results, and the additional risk factors below. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of April 1, 2017, our backlog was approximately $35 million, including $7 million for the CPC Project. We expect a majority of this backlog to be completed in 2017 and 2018. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

The CPC Project, which represents a significant portion of our current business, involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea, and we may be adversely affected by operational and political risks in that geographic region that are greater than in the United States. The CPC Project is engineering, procurement, and commissioning services agreement with the Caspian Pipeline Consortium that is expected to have a total value of approximately $89 million over the life of the contract and represents approximately $7 million of our backlog at April 1, 2017. This contract involves a pipeline expansion project in Russia and Kazakhstan along the Caspian Sea. This region, specifically Russia, has undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in this region may be greater than in the United States. For example, Russia and the Ukraine are experiencing significant unrest, which has involved, among other things, Russia’s annexation of the Crimean region of Ukraine in 2014. As a result, economic sanctions by the U.S., United Nations and other countries remain in place against Russia, and additional sanctions are possible as the situation continues into 2017. In addition, changes in laws or regulations, including with respect to payment of service providers, taxation, transportation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our ability to perform under the CPC Project and, thus, our business, operating results and financial condition. While we do not believe that the possibility of a continued armed conflict with respect to Russia and Ukraine will affect the region in which we perform services under the CPC Project, conducting and expanding our international operations through the CPC Project subjects us to other risks that we do not generally face in the United States. These include:

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. For example, as of April 1, 2017, our customer for the CPC project had $1.0 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended April 1, 2017:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2017 to January 28, 2017	—	$—	—	$592,894
January 29, 2017 to March 4, 2017	—	$—	—	$592,894
March 5, 2017 to April 1, 2017	—	$—	—	$592,894

(1)	On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of April 1, 2017, the Company had purchased and retired 1,127,894 shares for $1.4 million under this program. No shares were purchased in the three months ended April 1, 2017

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

10.1	Third Amendment to Loan and Security Agreement dated as of February 9, 2017, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	10-K	10.31	3/10/2017	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2017

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2017

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2017

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 11, 2017
ENGlobal Corporation

		By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

