Form 10-Q
period 2017-07-01
ENGLOBAL CORP
filed 2017-08-09
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 4, 2017.

$0.001 Par Value Common Stock	27,210,074 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED July 1, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Operating revenues	$15,966	$13,842	$28,440	$28,654
Operating costs	13,453	11,989	24,196	25,128
Gross profit	2,513	1,853	4,244	3,526

Selling, general and administrative expenses	3,057	3,313	6,462	6,703
Operating loss	(544)	(1,460)	(2,218)	(3,177)

Other income:
Other income , net	52	1	55	7
Interest expense, net	(11)	(49)	(76)	(85)
Loss from operations before income taxes	(503)	(1,508)	(2,239)	(3,255)

Provision (benefit) for federal and state income taxes	392	95	(467)	(903)

Net loss	$(895)	$(1,603)	$(1,772)	$(2,352)

Basic and diluted loss per common share:	$(0.03)	$(0.06)	$(0.07)	$(0.08)

Basic and diluted weighted average shares used in computing earnings (loss) per share:	27,135	27,831	27,162	27,884

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	July 1, 2017	December 31, 2016
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$11,172	$15,687
Trade receivables, net of allowances of $302 and $422	11,464	10,455
Prepaid expenses and other current assets	653	1,240
Costs and estimated earnings in excess of billings on uncompleted contracts	4,418	2,434
Total Current Assets	27,707	29,816
Property and equipment, net	1,231	1,194
Goodwill	2,806	2,806
Deferred tax asset	10,689	10,208
Other assets	262	412
Total Assets	$42,695	$44,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,166	$2,876
Accrued compensation and benefits	1,926	2,099
Billings in excess of costs and estimated earnings on uncompleted contracts	2,520	1,371
Other current liabilities	899	1,270
Total Current Liabilities	7,511	7,616
Long Term Leases	63	14
Total Liabilities	7,574	7,630
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,210,074 and 27,190,082 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	27	27
Additional paid-in capital	36,409	36,322
Accumulated (deficit) earnings	(1,315)	457
Total Stockholders’ Equity	35,121	36,806
Total Liabilities and Stockholders’ Equity	$42,695	$44,436

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	July 1, 2017	June 25, 2016
Cash Flows from Operating Activities:
Net loss	$(1,772)	$(2,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	543	619
Share-based compensation expense	292	242
Loss on disposal of fixed assets	—	1
Deferred tax asset	(481)	(1,063)
Changes in current assets and liabilities:
Trade accounts receivable	(1,010)	9,823
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,984)	414
Other current assets	534	662
Accounts payable	(823)	444
Accrued compensation and benefits	(173)	(635)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,149	(162)
Income taxes payable	149	(257)
Other current liabilities, net	(264)	(72)
Net cash provided by (used in) operating activities	$(3,840)	$7,664

Cash Flows from Investing Activities:
Proceeds from notes receivable	40	29
Property and equipment acquired	(520)	(84)
Net cash used in investing activities	$(480)	$(55)

Cash Flows from Financing Activities:
Purchase of treasury stock	(91)	(479)
Debt issuance cost	—	(20)
Payments on capitalized leases	(104)	(177)
Net cash used in financing activities	$(195)	$(676)
Net change in cash, cash equivalents and restricted cash	(4,515)	6,933
Cash, cash equivalents and restricted cash, at beginning of period	15,687	7,806
Cash, cash equivalents and restricted cash, at end of period	$11,172	$14,739

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80	$87
Cash paid (received) during the period for income taxes (net of refunds)	$(146)	$418

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

The condensed financial statements included herein are unaudited for the three and six month periods ended July 1, 2017 and June 25, 2016, and in the case of the condensed balance sheet as of December 31, 2016, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

Changes in Accounting

In March 2016, the Financial Statements Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We adopted this pronouncement in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material, cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017. We recognized a benefit in stock compensation related to forfeitures of $.01 million in the six months ended July 1, 2017.

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

 ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of Cash, cash equivalents and restricted cash reported within the consolidated financial statements:

	July 1, 2017	December 31, 2016
	(dollars in thousands)
Cash and cash equivalents	$10,512	$15,687
Restricted cash	660	—
Total cash, cash equivalents and restricted cash	$11,172	$15,687

Amounts included in restricted cash represent those required to be set aside to collateralize a letter of credit required by a customer. This letter of credit will expire in December 2017.

 ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at July 1, 2017 and December 31, 2016:

	July 1, 2017	December 31, 2016
	(dollars in thousands)
Costs incurred on uncompleted contracts	$60,455	$58,933
Estimated earnings on uncompleted contracts	24,824	24,694
Earned revenues	85,279	83,627
Less: billings to date	83,381	82,564
Net costs and estimated earnings in excess of billings on uncompleted contracts	$1,898	$1,063

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,418	$2,434
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,520)	(1,371)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$1,898	$1,063

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $0.5 million in contingency amounts as of July 1, 2017 compared to $0.9 million as of December 31, 2016. Losses on contracts are recorded in full as they are identified. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer. We currently have $0.5 million in retainage as of July 1, 2017 compared to $1.4 million as of December 31, 2016.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.8 million in deferred revenue recognition as of July 1, 2017 compared to $0.1 million as of December 31, 2016. This deferred revenue represents work on not–to-exceed contracts that has been performed but has not been billed or booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

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

NOTE 5 – SEGMENT INFORMATION

The Engineering, Procurement and Construction Management (“EPCM”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the energy industry throughout the United States. The EPCM segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities and the fabrication operation. The Automation segment provides services related to the design, integration and implementation of advanced automation, information technology, process distributed control systems, analyzer systems, and electrical projects primarily to the upstream and downstream sectors throughout the United States.

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

Segment information for the three months ended July 1, 2017 and June 25, 2016 is as follows (dollars in thousands):

For the three months ended July 1, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$10,095	$5,871	$—	$15,966
Gross profit	1,777	736	—	2,513
SG&A	877	532	1,648	3,057
Operating income (loss)	900	204	(1,648)	(544)
Other income				52
Interest expense, net				(11)
Tax expense				392
Net loss				$(895)

For the three months ended June 25, 2016:	EPCM	Automation	Corporate	Consolidated

Revenue	$8,257	$5,585	$—	$13,842
Gross profit	789	1,064	—	1,853
SG&A	754	775	1,784	3,313
Operating income (loss)	35	289	(1,784)	(1,460)
Other income				1
Interest expense, net				(49)
Tax expense				95
Net loss				$(1,603)

 ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the six months ended July 1, 2017 and June 25, 2016 is as follows (dollars in thousands):

For the six months ended July 1, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$18,260	$10,180	$—	$28,440
Gross profit	2,719	1,525	—	4,244
SG&A	1,795	1,138	3,529	6,462
Operating income (loss)	924	387	(3,529)	(2,218)
Other income				55
Interest expense, net				(76)
Tax benefit				(467)
Net loss				$(1,772)

For the six months ended June 25, 2016:	EPCM	Automation	Corporate	Consolidated

Revenue	$16,784	$11,870	$—	$28,654
Gross profit	1,423	2,103	—	3,526
SG&A	1,523	1,518	3,662	6,703
Operating income (loss)	(100)	585	(3,662)	(3,177)
Other income				7
Interest expense, net				(85)
Tax benefit				(903)
Net loss				$(2,352)

Total Assets by Segment	As of July 1, 2017	As of December 31, 2016
	(dollars in thousands)
EPCM	$8,183	$6,530
Automation	11,876	10,296
Corporate	22,636	27,610
Consolidated	$42,695	$44,436

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

The Company recorded a $392 thousand income tax expense versus a $95 thousand income tax expense for the three months ended July 1, 2017, as compared to the three months ended June 25, 2016. The tax expense was principally due to stock options that expired during the quarter which represented $391 thousand in tax expense and the change in the annual effective tax rate as calculated under ASC 740-270.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax benefit rate for the six months ended July 1, 2017 was 20.9%, as compared to 27.7% for the six months ended June 25, 2016. The effective tax benefit rate differed from the federal statutory tax benefit rate of 35% primarily due to non-deductible items and the expiration of non-qualified stock options, which represents tax expense of approximately 22% partially offset by adjustments of state tax NOLs and foreign income taxes, which represents tax benefits of approximately 11%.

NOTE 7 – STOCK REPURCHASE PROGRAM

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of July 1, 2017, the Company had purchased and retired 1,191,050 shares for $1.5 million under this program of which 63,156 shares were purchased in the three months ended July 1, 2017 for $91 thousand. The stock repurchase program was suspended on May 16, 2017.

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

Results of Operations

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry through two segments: Engineering, Procurement and Construction Management (“EPCM”), which includes fabrication, and Automation engineering and integrated products (“Automation”).

The majority of the Company’s EPCM services have historically been provided through time-and-material contracts and a majority of the Company’s engineered automation system revenues have been provided through fixed-price contracts. In the course of providing our services, we routinely provide materials and equipment and may provide construction or construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can vary significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company’s core business trends. Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three and six months ended July 1, 2017 versus the three and six months ended June 25, 2016

The following table, for the three months ended July 1, 2017 versus the three months ended June 25, 2016, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended July 1, 2017:
Revenue	$10,095	$5,871	$—	$15,966	100.0%
Gross profit	1,777	736	—	2,513	15.7%
SG&A	877	532	1,648	3,057	19.1%
Operating income (loss)	900	204	(1,648)	(544)	(3.4)%
Other income				52
Interest expense, net				(11)
Tax expense				392
Net loss				$(895)	(5.6)%
Diluted loss per share				$(0.03)

Three months ended June 25, 2016:
Revenue	$8,257	$5,585	$—	$13,842	100.0%
Gross profit	789	1,064	—	1,853	13.4%
SG&A	754	775	1,784	3,313	23.9%
Operating income (loss)	35	289	(1,784)	(1,460)	(10.5)%
Other income				1
Interest expense, net				(49)
Tax expense				95
Net loss				$(1,603)	(11.6)%
Diluted loss per share				$(0.06)

Increase (Decrease) in Operating Results:
Revenue	$1,838	$286	$—	$2,124	15.3%
Gross profit (loss)	988	(328)	—	660	35.6%
SG&A	123	(243)	(136)	(256)	(7.7)%
Operating income (loss)	865	(85)	136	916	62.7%
Other income				51
Interest expense, net				38
Tax expense				297
Net loss				$(708)	(44.1)%
Diluted loss per share				$(0.03)

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table, for the six months ended July 1, 2017 versus the six months ended June 25, 2016, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Six months ended July 1, 2017:
Revenue	$18,260	$10,180	$—	$28,440	100.0%
Gross profit	2,719	1,525	—	4,244	14.9%
SG&A	1,795	1,138	3,529	6,462	22.7%
Operating income (loss)	924	387	(3,529)	(2,218)	(6.2)%
Other income				55
Interest expense, net				(76)
Tax benefit				(467)
Net loss				$(1,772)	(2.7)%
Diluted loss per share				$(0.07)

Six months ended June 25, 2016:
Revenue	$16,784	$11,870	$—	$28,654	100.0%
Gross profit	1,423	2,103	—	3,526	12.3%
SG&A	1,523	1,518	3,662	6,703	23.4%
Operating income (loss)	(100)	585	(3,662)	(3,177)	(11.1)%
Other income				7
Interest expense, net				(85)
Tax benefit				(903)
Net loss				$(2,352)	(8.2)%
Diluted loss per share				$(0.08)

Increase (Decrease) in Operating Results:
Revenue	$1,476	$(1,690)	$—	$(214)	(0.7)%
Gross profit (loss)	1,296	(578)	—	718	20.4%
SG&A	272	(380)	(133)	(241)	(3.6)%
Operating income (loss)	1,024	(198)	133	959	30.2%
Other income (expense)				48
Interest expense, net				9
Tax benefit				(436)
Net loss				$(579)	(24.6)%
Diluted loss per share				$(0.01)

Revenue – Revenue increased $2.1 million to $16.0 million from $13.9 million, or an increase of 15.3%, for the three months ended July 1, 2017, as compared to the three months ended June 25, 2016. Revenue from the EPCM segment increased $1.8 million to $10.1 million from $8.3 million, or an increase of 22.3%, for the three months ended July 1, 2017, as compared to the three months ended June 25, 2016. This increase was driven largely by increased awards to our government services group. Revenue from the Automation segment increased $0.3 million to $5.9 million from $5.6 million, or an increase of 5.1%, for the three months ended July 1, 2017, as compared to the three months ended June 25, 2016. This increase was driven by a mixture of new awards within our integration group that were offset by the closure of our Mobile, Alabama facility in 2016 and reduced revenues from our CPC project that is scheduled to be completed in the third quarter of 2017.

Revenue decreased $0.2 million to $28.4 million from $28.7 million, or a decline of 0.7%, for the six months ended July 1, 2017, as compared to the six months ended June 25, 2016. Revenue from the EPCM segment increased $1.5 million to $18.3 million from $16.8 million, or an increase of 8.8%, for the six months ended July 1, 2017, as compared to the six months ended June 25, 2016. This increase was driven largely by increased awards to our government services group. Revenue from the Automation segment decreased $1.7 million to $10.2 million from $11.9 million, or a decline of 14.2%, for the six months ended July 1, 2017, as compared to the six months ended June 25, 2016. This decline is due largely to the closure of our Mobile, Alabama facility in 2016.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

During this period of reduced activity, we have taken the opportunity to expand our capabilities and refocus our business on providing engineered, repeatable and modularized solutions for our clients. These complete package solutions are typically larger in scope and include procured material and fabrication in addition to the consulting services we have traditionally performed. To that end, we have opened a fabrication facility to accommodate the expected additional project scope. With this addition, we are now vertically integrated from engineering and design to fabrication and integration. One result of this process is the development of a patent pending, modularized approach to well site oil and gas production systems that, in addition to other benefits, is intended to reduce well completion time and overall costs for certain clients. This methodology can be duplicated for other processes that our clients perform repeatedly. The addition of our fabrication facility is allowing us to capture additional scope on projects and self-perform work that we historically have outsourced allowing us to be more competitive in the market place.

Gross Profit – Gross profit margin increased to 15.7% from 13.4% for the three months ended July 1, 2017, as compared to the three months ended June 25, 2016. Gross profit for the EPCM segment increased $1.0 million to $1.8 million from $0.8 million and its gross profit margin increased to 17.6% from 9.6% for the three months ended July 1, 2017, as compared to the three months ended June 25, 2016. The increase in gross profit was driven largely by the increased awards to our government services group. Gross profit for the Automation segment decreased $0.3 million to $0.7 million from $1.0 million and its gross profit margin declined to 12.5% from 19.1% for the three months ended July 1, 2017, as compared to the three months ended June 25, 2016, largely due to the decline in the volume of the CPC project that is scheduled to be completed in the third quarter of 2017. Gross profit margin for both the EPCM segment and the Automation segment were positively impacted by improved utilization of our employees. We intend to continue monitoring labor utilization for both the EPCM and the Automation segments with the goal of improving gross profit margins while maintaining our ability to perform our anticipated work load.

Gross profit margin increased to 14.9% from 12.3% for the six months ended July 1, 2017, as compared to the six months ended June 25, 2016. Gross profit for the EPCM segment increased $1.3 million to $2.7 million from $1.4 million and its gross profit margin increased to 14.9% from 8.5% for the six months ended July 1, 2017, as compared to the six months ended June 25, 2016. The increase in gross profit was driven largely by the increased awards to our government services group. Gross profit for the Automation segment decreased $0.6 million to $1.5 million from $2.1 million and its gross profit margin declined to 15.0% from 17.7% for the six months ended July 1, 2017, as compared to the six months ended June 25, 2016.

Selling, General and Administrative – Overall our SG&A expenses declined by $0.2 million for both the three and six months ended July 1, 2017, as compared to the three and six months ended June 25, 2016. We have funded the operations of our newly opened fabrication facility in the amount of $0.2 million for the six months ended July 1, 2017 in addition to recent strategic hires in the key areas of business development and project management by reducing cost in other support functions.

Interest Expense, net - Interest expense was essentially unchanged and was less than $0.1 million for both the three and six months ended July 1, 2017 and the three and six months ended June 25, 2016. Our interest expense consists of interest on our capital leases, amortization of the cost of entering into the Loan Agreement with Regions Bank, and commitment and other fees associated with the Loan Agreement through March 31, 2017.

Tax Expense – The Company recorded a $392 thousand income tax expense versus a $95 thousand income tax expense for the three months ended July 1, 2017, as compared to the three months ended June 25, 2016. The difference between the tax benefit at the statutory rate and the tax expense was principally due to stock options that expired during the quarter, which represented $391 thousand in tax expense, and the impact of the change in the expected annual income tax rate as calculated under ASC 740-270.

 ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The effective income tax benefit rate for the six months ended July 1, 2017 was 20.9%, as compared to 27.7% for the six months ended June 25, 2016. The effective tax benefit rate differed from the federal statutory tax benefit rate of 35% primarily due to non-deductible items and the expiration of non-qualified stock options, which represent tax expense of approximately 22% partially offset by adjustments of state tax NOLs and foreign income taxes, which represents tax benefits of approximately 11%.

Net Loss – Net loss for the three months ended July 1, 2017 was $0.9 million, or a $0.7 million decrease from a net loss of $1.6 million for the three months ended June 25, 2016, as a result of higher gross profit combined with reductions in SG&A partially offset by an increase to tax expense.

Net loss for the six months ended July 1, 2017 was $1.8 million or a $0.6 million decrease from a net loss of $2.4 million for the six months ended June 25, 2016, as a result of higher gross profit combined with reductions in SG&A offset by an increase to tax expense.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand and internally generated funds. We had cash and restricted cash of approximately $11.2 million at July 1, 2017 and $15.7 million as of December 31, 2016. Our working capital as of July 1, 2017 was $20.2 million versus $22.2 million as of December 31, 2016. We believe our cash on hand, internally generated funds and other working capital are sufficient to fund our ongoing operations and provide us with the funds to grow.

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

Cash Flows from Operating Activities

Operating activities used $3.8 million of cash versus providing $7.7 million of cash for the six months ended July 1, 2017, as compared to the six months ended June 25, 2016. The primary drivers of our increase in cash used in operations for the six months ended July 1, 2017 were a net operating loss of $1.8 million, reductions in collections of retainage of $1.0 million, costs in excess of billings net of billings in excess of costs of $0.8 million and accounts payable of $0.8 million.

Cash Flows from Investing Activities

Investing activities used cash of $0.5 million for the six months ended July 1, 2017 primarily due to expenditures for property and equipment related to our new fabrication facility. Investing activities used cash of $0.1 million for the six months ended June 25, 2016 primarily due to expenditures for property and equipment.

Cash Flows from Financing Activities

The use of cash during the six months ended July 1, 2017 and the six months ended June 25, 2016 were for the repurchase of common stock pursuant to the Company’s stock repurchase program in addition to the payment of obligations under capital leases.

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

Stock Repurchase Program

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of July 1, 2017, the Company had purchased and retired 1,191,050 shares for $1.5 million under this program of which 63,156 shares were purchased in the three months ended July 1, 2017 for $91 thousand. The stock repurchase program was suspended on May 16, 2017.

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

Changes in Accounting

In March 2016, the Financial Statements Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We have adopted this pronouncement in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material, cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017. We recognized a benefit of $.01 million in the six months ended July 1, 2017.

In November 2016, the FASB Issued Update 2016-18, Statement of Cash flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update addresses the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017, with early application permitted. We adopted this pronouncement in the first quarter of 2017 and have reported restricted cash as a component of ending cash, cash equivalents and restricted cash on the Statements of Cash Flows.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2017, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1,2017, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended July 1, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of July 1, 2017, our backlog was approximately $31 million, including $3 million for the CPC Project. We expect a majority of this backlog to be completed in 2017 and 2018. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. For example, as of July 1, 2017, our customer for the CPC project had $0.5 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended July 1, 2017:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 2, 2017 to April 29, 2017	7,000	$1.50	1,134,894	$582,323
April 30, 2017 to June 3, 2017	56,156	$1.45	1,191,050	$501,591
June 4, 2017 to July 1, 2017	—	$—	1,191,050	$501,591
Total	63,156	$1.46	1,191,050	$501,591

(1)	On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of July 1, 2017, the Company had purchased and retired 1,191,050 shares for $1.5 million under this program, which was suspended on May 16, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2017

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2017

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2017

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 9, 2017
ENGlobal Corporation

		By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

