Form 10-Q
period 2017-09-30
ENGLOBAL CORP
filed 2017-11-03
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 1, 2017.

$0.001 Par Value Common Stock	27,513,574 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Operating revenues	$12,896	$15,968	$41,336	$44,622
Operating costs	11,275	12,087	35,471	37,215
Gross profit	1,621	3,881	5,865	7,407

Selling, general and administrative expenses	3,041	3,511	9,503	10,214
Operating income (loss)	(1,420)	370	(3,638)	(2,807)

Other income (expense):
Other income, net	2	10	57	17
Interest expense, net	(19)	(44)	(95)	(129)
Income (loss) from operations before income taxes	(1,437)	336	(3,676)	(2,919)

Provision (benefit) for federal and state income taxes	10,717	(153)	10,250	(1,056)

Net income (loss)	$(12,154)	$489	$(13,926)	$(1,863)

Basic and diluted income (loss) per common share:	$(0.44)	$0.02	$(0.51)	$(0.07)

Basic and diluted weighted average shares used in computing earnings (loss) per share:	27,446	27,700	27,257	27,823

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$10,898	$15,687
Trade receivables, net of allowances of $302 and $422	10,579	10,455
Prepaid expenses and other current assets	528	1,240
Costs and estimated earnings in excess of billings on uncompleted contracts	4,099	2,434
Total Current Assets	26,104	29,816
Property and equipment, net	1,084	1,194
Goodwill	2,806	2,806
Deferred tax asset	—	10,208
Other assets	251	412
Total Assets	$30,245	$44,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,174	$2,876
Accrued compensation and benefits	1,711	2,099
Billings in excess of costs and estimated earnings on uncompleted contracts	2,202	1,371
Other current liabilities	854	1,270
Total Current Liabilities	6,941	7,616
Long Term Leases	2	14
Total Liabilities	6,943	7,630
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,513,574 and 27,190,082 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	28	27
Additional paid-in capital	36,743	36,322
Accumulated (deficit) earnings	(13,469)	457
Total Stockholders’ Equity	23,302	36,806
Total Liabilities and Stockholders’ Equity	$30,245	$44,436

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 30, 2017	September 24, 2016
Cash Flows from Operating Activities:
Net loss	$(13,926)	$(1,863)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	791	868
Share-based compensation expense	288	367
Loss on disposal of fixed assets	—	1
Stock issuance to vendor	225	—
Deferred tax asset	10,208	(1,237)
Changes in current assets and liabilities:
Trade accounts receivable	(124)	11,026
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,665)	1,910
Other current assets	636	832
Accounts payable	(702)	276
Accrued compensation and benefits	(388)	(442)
Billings in excess of costs and estimated earnings on uncompleted contracts	831	(1,776)
Income taxes payable	181	(237)
Other current liabilities, net	(351)	33
Net cash provided by (used in) operating activities	$(3,996)	$9,758

Cash Flows from Investing Activities:
Proceeds from notes receivable	45	30
Property and equipment acquired	(590)	(84)
Net cash used in investing activities	$(545)	$(54)

Cash Flows from Financing Activities:
Purchase of treasury stock	(91)	(1,100)
Debt issuance cost	—	(20)
Payments on capitalized leases	(157)	(245)
Net cash used in financing activities	$(248)	$(1,365)
Net change in cash, cash equivalents and restricted cash	(4,789)	8,339
Cash, cash equivalents and restricted cash, at beginning of period	15,687	7,806
Cash, cash equivalents and restricted cash, at end of period	$10,898	$16,145

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$100	$131
Cash paid (received) during the period for income taxes (net of refunds)	$(148)	$428

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

The condensed financial statements included herein are unaudited for the three and nine month periods ended September 30, 2017 and September 24, 2016, and in the case of the condensed balance sheet as of December 31, 2016, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

Changes in Accounting

In March 2016, the Financial Statements Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We adopted this pronouncement in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material, cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017. We recognized a benefit in stock compensation related to forfeitures of $.01 million in the nine months ended September 30, 2017.

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

NOTE 2 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated financial statements:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Cash and cash equivalents	$10,238	$15,687
Restricted cash	660	—
Total cash, cash equivalents and restricted cash	$10,898	$15,687

Amounts included in restricted cash represent those required to be set aside to collateralize a letter of credit required by a customer. This letter of credit will expire in December 2017.

NOTE 3 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Costs incurred on uncompleted contracts	$54,116	$58,933
Estimated earnings on uncompleted contracts	15,345	24,694
Earned revenues	69,461	83,627
Less: billings to date	67,564	82,564
Net costs and estimated earnings in excess of billings on uncompleted contracts	$1,897	$1,063

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,099	$2,434
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,202)	(1,371)
Net costs and estimated earnings in excess of billings on uncompleted contracts	$1,897	$1,063

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $1.1 million in contingency amounts as of September 30, 2017 compared to $0.9 million as of December 31, 2016. Losses on contracts are recorded in full as they are identified. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by our customer. We currently have $0.3 million in retainage as of September 30, 2017 compared to $1.4 million as of December 31, 2016.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.5 million in deferred revenue recognition as of September 30, 2017 compared to $0.1 million as of December 31, 2016. This deferred revenue represents work on not–to-exceed contracts that has been performed but has not been billed or booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

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

Segment information for the three months ended September 30, 2017 and September 24, 2016 is as follows (dollars in thousands):

For the three months ended September 30, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$8,573	$4,323	$—	$12,896
Gross profit	899	722	—	1,621
SG&A	873	531	1,637	3,041
Operating income (loss)	26	191	(1,637)	(1,420)
Other income				2
Interest expense, net				(19)
Tax (expense)				(10,717)
Net loss				$(12,154)

For the three months ended September 24, 2016:	EPCM	Automation	Corporate	Consolidated

Revenue	$8,216	$7,752	$—	$15,968
Gross profit	1,454	2,427	—	3,881
SG&A	909	685	1,917	3,511
Operating income (loss)	545	1,742	(1,917)	370
Other income				10
Interest expense, net				(44)
Tax benefit				153
Net income				$489

Segment information for the nine months ended September 30, 2017 and September 24, 2016 is as follows (dollars in thousands):

For the nine months ended September 30, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$26,833	$14,503	$—	$41,336
Gross profit	3,618	2,247	—	5,865
SG&A	2,667	1,670	5,166	9,503
Operating income (loss)	951	577	(5,166)	(3,638)
Other income				57
Interest expense, net				(95)
Tax (expense)				(10,250)
Net loss				$(13,926)

For the nine months ended September 24, 2016:	EPCM	Automation	Corporate	Consolidated

Revenue	$25,000	$19,622	$—	$44,622
Gross profit	2,877	4,530	—	7,407
SG&A	2,432	2,203	5,579	10,214
Operating income (loss)	445	2,327	(5,579)	(2,807)
Other income				17
Interest expense, net				(129)
Tax benefit				1,056
Net loss				$(1,863)

Total Assets by Segment	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
EPCM	$8,316	$6,530
Automation	10,503	10,296
Corporate	11,426	27,610
Consolidated	$30,245	$44,436

NOTE 6 – FEDERAL AND STATE INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740 for the three and nine months ended September 24, 2016, we estimated an annual effective tax rate based on year-to-date operating results and our projection of operating results for the remainder of the year. We applied this annual effective tax rate to the year-to-date operating results. Certain states are not included in the calculation of the estimated annual effective tax rate because the underlying basis for the tax is related to revenues and not taxable income. Amounts for Texas margin taxes are reported as income tax expense.

During the quarter ended September 30, 2017, management recorded an $11.3 million valuation allowance against the deferred tax assets. ASC Topic 740 requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. During the quarter ended September 30, 2017, based upon the Company’s recent performance, management determined the realization of deferred tax assets is uncertain as tax planning strategies and projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of September 30, 2017 did not outweigh recent loss history.

As a result of the valuation allowance recorded against our deferred tax assets as of September 30, 2017, the effective income tax rates for the three and nine month periods ended September 30, 2017 were not meaningful. The effective income tax rates for the three and nine month periods ended September 24, 2016 were 45.8% and 36.2%, respectively.

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

NOTE 7 – STOCK REPURCHASE PROGRAM

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 30, 2017, the Company had purchased and retired 1,191,050 shares for $1.5 million under this program with no shares purchased in the three months ended September 30, 2017. The stock repurchase program was suspended on May 16, 2017.

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

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

We recently expanded into our fabrication facility in Henderson, Texas positioning us in our market place as a vertically integrated service provider capable of engineering, mechanical fabrication, systems integration and automation. We believe this will allow us to differentiate our company from most of its competitors as a full service provider, thereby reducing our clients’ coordination of multiple vendors, which improves control of their schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems.

During the second quarter of 2017, management worked closely with a strategy consultant to perform an assessment of the Company and both short term and long term market trends, which in turn assisted management in updating its long term business growth strategy. The results of this assessment concluded that the Company’s market segments that are expected to experience the highest future growth rates are those relating to Industrial Controls and Automation and the Industrial Internet of Things (IIOT). These are both areas in which the Company has extensive experience providing higher value products and services to its clients but have not been the Company’s primary focus in recent years.

As a result of this strategic assessment, management has developed a multi-year plan to invest and position the Company as a leading provider of higher value industrial automation and IIOT to its extensive customer base – an area where the Company has historically experienced higher margins. Additionally, management believes that because of the vertical integration strategy, an increasing amount of engineering, mechanical fabrication and systems integration work will be awarded to the Company.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management has taken several steps during this quarter to begin the implementation of the Company’s strategy. These steps include the reorganization and refocusing of our business development personnel, the development of relevant marketing materials and the successful implementation of a new customer relationship management system. In addition, we have completed the reorganization of our staff resulting in a senior VP responsible for the staffing, training, development and project execution of our automation business and a senior VP with the same responsibilities for our multidiscipline engineering and EPC projects business.

While our strategy work is in its beginning phases, we have seen encouraging early indicators that this approach is aligned with our customers’ strategic focus and will be well received by our clients. We have been developing our automation pipeline over the last few quarters resulting in a 20% increase of our automation backlog during the quarter just ended. In addition to our traditional sales efforts, the Company is currently working with several clients for the replacement and upgrade of their control systems. While this work has not been awarded, the scope of this work is much larger than our traditional automation scope of work and would represent a significant increase in our automation backlog.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the three and nine months ended September 30, 2017 versus the three and nine months ended September 24, 2016

The following table, for the three months ended September 30, 2017 versus the three months ended September 24, 2016, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended September 30, 2017:
Revenue	$8,573	$4,323	$—	$12,896	100.0%
Gross profit	899	722	—	1,621	12.6%
SG&A	873	531	1,637	3,041	23.6%
Operating income (loss)	26	191	(1,637)	(1,420)	(11.0)%
Other income				2
Interest expense, net				(19)
Tax (expense)				(10,717)
Net loss				$(12,154)	(94.2)%
Diluted loss per share				$(0.44)

Three months ended September 24, 2016:
Revenue	$8,216	$7,752	$—	$15,968	100.0%
Gross profit	1,454	2,427	—	3,881	24.3%
SG&A	909	685	1,917	3,511	22.0%
Operating income (loss)	545	1,742	(1,917)	370	2.3%
Other income				10
Interest expense, net				(44)
Tax benefit				153
Net income				$489	3.1%
Diluted income per share				$0.02

Increase (Decrease) in Operating Results:
Revenue	$357	$(3,429)	$—	$(3,072)	(19.2)%
Gross profit (loss)	(555)	(1,705)	—	(2,260)	(58.2)%
SG&A	(36)	(154)	(280)	(470)	(13.4)%
Operating income (loss)	(519)	(1,551)	280	(1,790)	(483.9)%
Other income				(8)
Interest expense, net				25
Tax benefit				(10,870)
Net loss				$(12,643)	(2585.5)%
Diluted loss per share				$(0.46)

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table, for the nine months ended September 30, 2017 versus the nine months ended September 24, 2016, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Nine months ended September 30, 2017:
Revenue	$26,833	$14,503	$—	$41,336	100.0%
Gross profit	3,618	2,247	—	5,865	14.2%
SG&A	2,667	1,670	5,166	9,503	23.00%
Operating income (loss)	951	577	(5,166)	(3,638)	(8.8)%
Other income				57
Interest expense, net				(95)
Tax (expense)				(10,250)
Net loss				$(13,926)	(33.7)%
Diluted loss per share				$(0.51)

Nine months ended September 24, 2016:
Revenue	$25,000	$19,622	$—	$44,622	100.0%
Gross profit	2,877	4,530	—	7,407	16.6%
SG&A	2,432	2,203	5,579	10,214	22.9%
Operating income (loss)	445	2,327	(5,579)	(2,807)	(6.3)%
Other income				17
Interest expense, net				(129)
Tax benefit				1,056
Net loss				$(1,863)	(4.2)%
Diluted loss per share				$(0.07)

Increase (Decrease) in Operating Results:
Revenue	$1,833	$(5,119)	$—	$(3,286)	(7.4)%
Gross profit (loss)	741	(2,283)	—	(1,542)	(20.8)%
SG&A	235	(533)	(413)	(711)	(7.0)%
Operating income (loss)	506	(1,750)	413	(831)	29.6%
Other income (expense)				40
Interest expense, net				34
Tax (expense)				(11,306)
Net loss				$(12,063)	647.5%
Diluted loss per share				$(0.44)

Revenue – Revenue decreased $3.1 million to $12.9 million from $16.0 million, or a decrease of 19.2%, for the three months ended September 30, 2017, as compared to the three months ended September 24, 2016. Revenue from the EPCM segment increased $0.4 million to $8.6 million from $8.2 million, or an increase of 4.34%, for the three months ended September 30, 2017, as compared to the three months ended September 24, 2016. This increase was driven by increased awards to our government services group partially offset by a decline in our clients’ activities in our other offices. Revenue from the Automation segment decreased $3.5 million to $4.3 million from $7.8 million, or a decrease of 44.23%, for the three months ended September 30, 2017, as compared to the three months ended September 24, 2016. This decrease was driven by the completion of projects within our Houston integration office and our Mobile, Alabama office that closed in 2016, and a $1.9 million decline in revenues from our CPC project, which is scheduled to be completed by the end of this year. The Company experienced lower productivity in the days following hurricane Harvey.

Revenue decreased $3.3 million to $41.3 million from $44.6 million, or a decline of 7.4%, for the nine months ended September 30, 2017, as compared to the nine months ended September 24, 2016. Revenue from the EPCM segment increased $1.8 million to $26.8 million from $25.0 million, or an increase of 7.3%, for the nine months ended September 30, 2017, as compared to the nine months ended September 24, 2016. This increase was driven by increased awards to our government services group partially offset by a decline in our clients’ activities in our other offices. Revenue from the Automation segment decreased $5.1 million to $14.5 million from $19.6 million, or a decline of 26.1%, for the nine months ended September 30, 2017, as compared to the nine months ended September 24, 2016. This decline is due largely to the closure of our Mobile, Alabama office in 2016 and a $3.4 million decline in revenues from our CPC project that is scheduled to be completed by the end of this year.

Gross Profit – Gross profit margin decreased to 12.6% from 24.3% for the three months ended September 30, 2017, as compared to the three months ended September 24, 2016. Gross profit for the EPCM segment decreased $0.6 million to $0.9 million from $1.5 million and its gross profit margin decreased to 10.5% from 17.7% for the three months ended September 30, 2017, as compared to the three months ended September 24, 2016. The decrease in gross profit was driven by a project loss in our Houston office and an increase to variable costs associated with proposals and staff reductions. Gross profit for the Automation segment decreased $1.7 million to $0.7 million from $2.4 million and its gross profit margin declined to 16.7% from 31.3% for the three months ended September 30, 2017, as compared to the three months ended September 24, 2016. This decline is largely due to the release of contingency on the CPC project in the 2016 period which resulted in higher gross profit during the 2016 period. The CPC project is scheduled to be completed by the end of 2017.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross profit margin decreased to 14.2% from 16.6% for the nine months ended September 30, 2017, as compared to the nine months ended September 24, 2016. Gross profit for the EPCM segment increased $0.7 million to $3.6 million from $2.9 million and its gross profit margin increased to 13.5% from 11.5% for the nine months ended September 30, 2017, as compared to the nine months ended September 24, 2016. The increase in gross profit was driven largely by the increased awards to our government services group and project losses from 2016 that did not occur in 2017. Gross profit for the Automation segment decreased $2.3 million to $2.2 million from $4.5 million and its gross profit margin declined to 15.5% from 23.1% for the nine months ended September 30, 2017, as compared to the nine months ended September 24, 2016. The decline is largely due to release of contingency on the CPC project in the 2016 period which resulted in higher gross profit during the 2016 period. The CPC project is scheduled to be completed by the end of 2017.

Selling, General and Administrative – Overall our SG&A expenses declined by $0.5 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 24, 2016. We have funded the operations of our newly opened fabrication facility in the amount of $0.3 million for the nine months ended September 30, 2017 in addition to recent strategic hires in the key areas of business development and project management by reducing cost in other support functions.

Interest Expense, net - Interest expense was essentially unchanged and was less than $0.1 million for both the three and nine months ended September 30, 2017 and the three and nine months ended September 24, 2016. Our interest expense consists of interest on our capital leases, amortization of the cost of entering into the Loan Agreement with Regions Bank, and commitment and other fees associated with the Loan Agreement through March 31, 2017.

Tax Expense – During the quarter ended September 30, 2017, management recorded an $11.3 million valuation allowance against the deferred tax assets. ASC Topic 740 requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. During the quarter ended September 30, 2017, based upon the Company’s recent performance, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies and projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of September 30, 2017 did not outweigh recent loss history. As a result of the valuation allowance recorded against our deferred tax assets as of September 30, 2017, the effective income tax rates for the three and nine month periods ended September 30, 2017 were not meaningful. The effective income tax rates for the three and nine month periods ended September 24, 2016 were 45.8% and 36.2%, respectively.

Net Loss – Net loss for the three months ended September 30, 2017 was $12.1 million, or a $12.6 million decrease from a net income of $0.5 million for the three months ended September 24, 2016, primarily as a result of lower gross profit combined with an increase to tax expense due to the establishment of a valuation allowance against our deferred tax assets.

Net loss for the nine months ended September 30, 2017 was $13.9 million, or a $12.0 million increase from a net loss of $1.9 million for the nine months ended September 24, 2016, as a result of lower gross profit combined with an increase to tax expense due to the establishment of a valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand and internally generated funds. We had cash and restricted cash of approximately $10.9 million at September 30, 2017 and $15.7 million as of December 31, 2016. Our working capital as of September 30, 2017 was $19.1 million versus $22.2 million as of December 31, 2016. We believe our cash on hand, internally generated funds and other working capital are sufficient to fund our ongoing operations and provide us with the funds to grow.

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Cash Flows from Operating Activities

Operating activities used $4.0 million of cash versus providing $9.8 million of cash for the nine months ended September 30, 2017, as compared to the nine months ended September 24, 2016. The primary drivers of our increase in cash used in operations for the nine months ended September 30, 2017 were a net operating loss of $13.9 million, a reduction to deferred tax assets of $10.2 million and costs in excess of billings net of billings in excess of costs of $0.8 million.

Cash Flows from Investing Activities

Investing activities used cash of $0.5 million for the nine months ended September 30, 2017 primarily due to expenditures for property and equipment related to our new fabrication facility. Investing activities used cash of $0.1 million for the nine months ended September 24, 2016 primarily due to expenditures for property and equipment.

Cash Flows from Financing Activities

The use of cash during the nine months ended September 30, 2017 and the nine months ended September 24, 2016 were for the repurchase of common stock pursuant to the Company’s stock repurchase program which was suspended on May 16, 2017 in addition to the payment of obligations under capital leases.

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

Stock Repurchase Program

On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 30, 2017, the Company had purchased and retired 1,191,050 shares for $1.5 million under this program with no shares purchased in the three months ended September 30, 2017. The stock repurchase program was suspended on May 16, 2017.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes in Accounting

In March 2016, the Financial Statements Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We have adopted this pronouncement in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material, cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017. We recognized a benefit of $.01 million in the nine months ended September 30, 2017.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30,2017, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of September 30, 2017, our backlog was approximately $30 million, including $2.3 million for the CPC Project. We expect a majority of this backlog to be completed in 2017 and 2018. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. For example, as of September 30, 2017, our customer for the CPC project had $0.2 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our expansion into the modular solutions market and our plan to position the Company as a leading provider of higher value industrial automation and Industrial Internet of Things products and services to its customer base could subject us to increased costs and related risks and may not achieve the intended results. Expanding our business activities into the modular solutions market and implementing our strategic plan to position the Company as a leading provider of higher value industrial automation and Industrial Internet of Things (IIOT) products and services could subject us to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets and implementation of our strategic plan may present competitive and distribution challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets or markets that historically have not been our focus may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new product markets and implementation of our strategic plan for growth and do not meet the new challenges posed by such expansion and implementation, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected. Expanding into the modular solutions market and implementing our strategic plan to position the Company as a higher value provider of industrial automation and IIOT have required, and are expected to require, additional investments by the Company and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2017:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 2, 2017 to July 29, 2017	—	$—	1,191,050	$501,591
July 30, 2017 to September 2, 2017	—	$—	1,191,050	$501,591
September 3, 2017 to September 30, 2017	—	$—	1,191,050	$501,591
Total	—	$—	1,191,050	$501,591

(1)	On April 21, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $2 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of September 30, 2017, the Company had purchased and retired 1,191,050 shares for $1.5 million under this program, which was suspended on May 16, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2017

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2017

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2017

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 3, 2017
ENGlobal Corporation

		By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

