Form 10-K
period 2017-12-30
ENGLOBAL CORP
filed 2018-03-15
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $14,475,904 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 30, 2017).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 14, 2018 is as follows: 27,514,380 shares.

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2018.

ENGLOBAL CORPORATION

2017 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries’ serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this Report entitled “Risk Factors,” among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (1) the effect of economic downturns and the volatility and level of oil and natural gas prices; (2) our ability to retain existing customers and attract new customers; (3) our ability to accurately estimate the overall risks, revenue or costs on a contract; (4) the risk of providing services in excess of original project scope without having an approved change order; (5) our ability to execute our expansion into the modular solutions market and to execute our updated business growth strategy to position the Company as a leading provider of higher value industrial automation and Industrial Internet of Things services to its customer base; (6) our ability to attract and retain key professional personnel; (7) our ability to fund our operations and grow our business utilizing cash on hand, internally generated funds and other working capital; (8) our ability to obtain additional financing, including pursuant to a new credit facility, when needed: (9) our dependence on one or a few customers; (10) the risks of internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks; (11) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (12) the uncertainties related to the U.S. Government’s budgetary process and their effects on our long-term U.S. Government contracts; (13) the risk of unexpected liability claims or poor safety performance; (14) our ability to identify, consummate and integrate potential acquisitions; (15) our reliance on third-party subcontractors and equipment manufacturers; (16) our ability to satisfy the continued listing standards of NASDAQ with respect to our common stock or to cure any continued listing standard deficiency with respect thereto; and (17) the effect of changes in laws and regulations, including U.S. tax laws, with which the Company must comply and the associated cost of compliance with such laws and regulations. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal’s filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company’s most recent reports on Form 10-K and 10-Q, and other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineering and professional services principally to the energy industry. All of the information contained in this Annual Report on Form 10-K relates to the annual periods ended December 30, 2017, which contained 52 weeks, and December 31, 2016, which contained 53 weeks. We have historically positioned ourselves as a leading, reliable, high quality service provider of automation engineering and integration services, multi-discipline engineering services and engineered solutions to our customers primarily in the energy industry.

We derive revenues primarily from three sources: (1) business development efforts, (2) preferred provider or alliance agreements with strategic clients, and (3) referrals from existing customers and industry members. Our Senior Vice President of Business Development collaborates with our operations managers and in-house business development professionals assigned to clients and territories within the United States. Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability.

We generally enter into two principal types of contracts with our clients: time-and-material contracts and fixed-price contracts. Our clients typically determine the type of contract to be utilized for a particular engagement, with the specific terms and conditions of a contract resulting from a negotiation process between us and our client.

Our business development focuses on building long-term relationships with customers and clients in order to provide solutions throughout the life-cycle of their facilities. Additionally, we seek to capitalize on cross-selling opportunities between our Engineering, Procurement and Construction Management (“EPCM”) and Automation segments. Sales leads are often jointly developed and pursued by our business development personnel from both of these segments.

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal website provides information about our operating segments and illustrates our Company’s full range of services and capabilities. We use internal and external resources to maintain and update our website on an ongoing basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about our company. We develop preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services or umbrella agreements (“MSA”) typically have a duration of multiple years. This allows our clients to release work to us without having to negotiate contract terms for each project released. Although the MSA is not a guarantee for work under a certain project, ENGlobal generally offers a slightly reduced billing structure to clients willing to commit to arrangements that are expected to provide a steady stream of work. With the terms of the contract settled, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations.

During 2016, we expanded our capabilities and refocused our business to provide engineered, repeatable and modularized solutions for our clients. To that end, we made several strategic hires in the key areas of business development and project management and we opened a fabrication facility to accommodate the expected additional project scope. With this addition, we are vertically integrated from engineering and design to fabrication and integration. During 2017, management engaged a strategy consulting firm to assess the company’s strengths and market trends in connection with management updating the Company’s long term business growth strategy. The assessment identified an intersection between increasing market trends in the areas of industrial automation and Industrial Internet of Things (“IIOT”) and the Company’s experience in these areas. As a result, we have started a multi-year strategic initiative to significantly strengthen our Automation capabilities in the areas of distributed control systems design and replacement, advanced data capture design, human machine interface design, machine learning, cyber security, and artificial intelligence. We initiated the implementation of this initiative by aligning our internal Automation segment reporting structure and our business development focus. We are now focusing our efforts on selling our core EPCM and Automation businesses capabilities, processes and infrastructure to current and future clients, positioning ourselves to take advantage of these growth opportunities as they are presented, both organic and external, and which may be outside of the energy industry.

One result of our positioning is that our proposal pipeline continues to increase both for our EPCM and Automation services. Many of these proposals have not been awarded and have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more comfortable that commodity prices have stabilized at a sufficient level. Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to pay us for services provided through the termination date. A significant portion of our revenue is generated through MSAs with our clients. Projects awarded under these MSAs tend to be smaller in nature, but continuously awarded as each one is completed. In these instances, only the current unfinished projects are included in our backlog. Additionally, we have historically performed work under longer term contracts with the U.S. Navy that were generally renewed, released or awarded on an annual basis. Recently, the federal government has begun changing the contracting agency for this work. This has created some disruption to the contracting sequence and may have caused some decline in the year over year comparison of backlog. At December 30, 2017, our backlog was $24.1 million. Of this, $16.8 million was for Automation and $7.3 million was for EPCM. This compares to a total backlog of $36.7 million as of December 31, 2016 with $9.0 million for EPCM and $27.7 million for Automation, which included $8.0 million of backlog for the Caspian Pipeline project that was completed during 2017.

We continue to be mindful of our overhead structure. While we have made investments in key individuals, product developments and new facilities and equipment, which all have negatively impacted our SG&A, we have been able to offset those increases with decreases in other areas and, overall, our SG&A costs have continued to decrease. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

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

Reporting Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. During 2017, ENGlobal changed the reporting structure within the Company by placing an operational leader in charge of its engineering offices and a separate operational leader in charge of its automation offices, including the office that contracts with government agencies. The operating performance is regularly reviewed with these two operational leaders, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation. Our corporate and other expenses that do not individually meet the criteria for segment reporting continue to be reported separately as Corporate expenses.

Products and Services

The EPCM segment provides multi-disciplined engineering services relating to the development, management and execution of projects requiring professional engineering and related project management services primarily to the energy industry throughout the United States. Our EPCM segment offers feasibility studies, engineering, design, procurement, and construction management. The EPCM segment currently operates through ENGlobal’s wholly-owned subsidiary, ENGlobal U.S., Inc. (“ENGlobal U.S.”). The EPCM segment offers a wide range of services as a single source provider for project delivery. ENGlobal’s engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our services include conceptual studies, project definition, cost estimating, engineering design, environmental compliance, material procurement, project management and construction management.

The EPCM segment derives revenue primarily on contracts from time-and-material fees charged for professional and technical services. Its operating income is derived primarily from services it provides to the oil and gas industry. This segment sometimes enters into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement and construction management are performed for a fixed amount.

The Automation segment provides services related to the design, integration and implementation of process distributed control and analyzer systems, advanced automated data gathering systems and information technology primarily to the energy industry throughout the United States and to the U.S. Government globally. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The Automation segment operates through ENGlobal’s wholly-owned subsidiaries, ENGlobal U.S. and ENGlobal Government Services, Inc. (“EGS”). These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries.

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

Customers

Our customer base consists primarily of Fortune 500 companies in the energy industry. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to the longevity of major projects, such as facility upgrades or expansions. ENGlobal may work for many different subsidiaries or divisions of a client. The loss of a single large customer, including all of its subsidiaries or divisions, or the reduction in demand for our services by several customers in the same year could have a material impact on our financial results. We continue to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention. Revenue generated through sources such as preferred provider relationships are longer-term in nature and are not typically limited to one project.

A significant long-term trend among our clients and their industry counterparts has been outsourcing engineering services. This trend has fostered the development of ongoing, longer-term client arrangements. These arrangements vary in scope, duration and degree of commitment. While there is typically no guarantee that work will result from these agreements, often the arrangements form the basis for a longer-term client relationship. Despite their variety, we believe that these partnering relationships have a stabilizing influence on our revenue.

Overall, our ten largest customers, who vary from one period to the next, accounted for 75.5% of our total revenues for 2017 and 73.4% of our total revenues for 2016. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2017 were the U.S. Government and a leading provider of technology and infrastructure for the energy industry. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers. For the years ended December 30, 2017 and December 31, 2016, we had approximately 84 and 104 active customers, respectively.

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

Employees

As of December 30, 2017, we employed approximately 252 individuals on a full-time equivalent basis compared to approximately 279 individuals on a full-time equivalent basis as of December 31, 2016. The 10% decrease in personnel in 2017 was primarily attributable to the attrition of employees as upstream oil and gas industry projects were canceled and the awards for new projects declined overall. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. While the overall number of employees has declined, during 2016 and 2017 we strategically hired several talented, experienced individuals with significant relationships with our current and new customers to expand our product offerings to our existing customers and to gain market share. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Benefit Plans

ENGlobal sponsors a 401(k) retirement plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. For active participants, we match 33.3% of elective deferrals up to 6%, for a maximum of 2% of an employee’s compensation. We have made contributions totaling $0.3 million to the plan for each of the years ended December 30, 2017 and December 31, 2016.

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

In addition, demand for our services in the upstream oil and gas industry fluctuates and relies on our clients’ willingness to make future expenditures to explore for, develop, produce and transport oil and natural gas in the United States. For example, during 2016 and 2017, our revenues were negatively impacted by the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry. Our clients’ willingness to undertake these activities depends largely on the following factors:

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

Our expansion into the modular solutions market and our plan to position the Company as a leading provider of higher value industrial automation and Industrial Internet of Things products and services to its customer base could subject us to increased costs and related risks and may not achieve the intended results. Expanding our business activities into the modular solutions market and implementing our strategic plan to position the Company as a leading provider of higher value industrial automation and IIOT products and services could subject us to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets and implementation of our strategic plan may present competitive and distribution challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets or markets that historically have not been our focus may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new product markets and implementation of our strategic plan for growth and do not meet the new challenges posed by such expansion and implementation, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected. Expanding into the modular solutions market and implementing our strategic plan to position the Company as a higher value provider of industrial automation and IIOT have required, and are expected to require, additional investments by the Company and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

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

We are currently operating without a credit facility which may limit our ability to finance operations or engage in other business activities which could have a material impact on our financial condition. While we believe our current cash on hand, internally generated funds and other working capital are sufficient to fund our current operations, not having a credit facility may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2017, our top three clients accounted for 22.5%, 10.1% and 8.2% of our revenue, respectively, and our ten largest customers accounted for 75.5% of our revenue. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of December 30, 2017, we had three projects that had $0.1 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of December 30, 2017, our backlog was approximately $24 million. We expect a majority of this backlog to be completed in 2018. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a U.S. Government contractor, or any exercise by the U.S. Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business. In 2017, we generated approximately 22.6% of our revenue from contracts with U.S. federal, state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our U.S. Government contracting business, including the following:

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

Force majeure events such as natural disasters could negatively impact the economy and the industries we service, which may negatively affect our financial condition, results of operations and cash flows. Force majeure events, such as hurricanes, could negatively impact the economies of the areas in which we operate. For example, Hurricane Harvey caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry, but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. In some cases, we remain obligated to perform our services after a natural disaster even though our contracts may contain force majeure clauses. In those cases, if we are not able to react quickly and/or negotiate contractual relief on favorable terms to us, our operations may be significantly and adversely affected, which would have a negative impact on our financial condition, results of operations and cash flows.

Recent changes in United States federal income tax law may have an adverse effect on our cash flows, results of operations or financial condition overall. The final version of the tax reform bill commonly known as the Tax Cuts and Jobs Act signed into law on December 22, 2017 (the “Tax Cuts and Jobs Act”) may affect our cash flows, results of operations and financial condition. Among other items, the Tax Cuts and Jobs Act repealed the deduction for certain U.S. production activities and provided for a new limitation on the deduction for interest expense. Given the scope of this law and the potential interdependency of its changes, it is difficult at this time to assess whether the overall effect of the Tax Cuts and Jobs Act will be cumulatively positive or negative for our earnings and cash flow, but such changes may adversely impact our financial results.

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

Our stock price could be volatile, which could cause you to lose part or all of your investment. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy related companies, has been and may continue to be highly volatile. During 2017, the sales price of our stock ranged from a low of $0.73 per share in December 2017, to a high of $3.10 per share in February 2017. Factors such as announcements concerning our financial and operating results, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock. From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 58% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold. Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 47,485,620 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of December 30, 2017. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

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

Our common stock may be delisted from NASDAQ, which may make it more difficult for you to sell your shares. In December 2017, we received written notice from The NASDAQ Stock Market (“NASDAQ”) indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until June 18, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day period.

If we are not in compliance with the minimum bid price requirement by June 18, 2018, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except the minimum bid price requirement. In addition, we would be required to notify NASDAQ of our intent to cure the minimum bid price deficiency by implementing a reverse stock split if necessary.

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

ITEM 2. PROPERTIES

We lease space in five buildings in the U.S. totaling approximately 181,000 square feet. The leases have remaining terms ranging from ten months to fifty-six months and are on terms that we consider commercially reasonable. ENGlobal is in discussions to extend leases with remaining terms of less than one year or enter into new leases for comparable space. ENGlobal has no major encumbrances related to these properties.

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

	Fiscal Year Ended
	December 30, 2017		December 31, 2016
	High	Low	High	Low
First quarter	$3.10	$1.62	$1.24	$0.68
Second quarter	$1.92	$1.06	$1.42	$0.97
Third quarter	$1.46	$1.10	$1.72	$1.07
Fourth quarter	$1.30	$0.73	$2.72	$1.20

The foregoing prices, based on information published by NASDAQ, do not reflect retail mark-ups or markdowns and may not represent actual trades. As of December 30, 2017, approximately 240 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

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

Issuer Purchases of Equity Securities

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of December 30, 2017, the Company had purchased and retired 1,191,050 shares at an aggregate cost of $1.5 million under this repurchase program. The stock repurchase program was suspended on May 16, 2017.

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

Results of Operations

Our revenue is comprised of services revenue and the sale of integrated engineered systems. We generally recognize service revenue as soon as the services are performed. The majority of our engineering services have historically been provided through time-and-material contracts whereas a majority of our integrated engineered systems revenues are earned on fixed-price contracts. During 2017, we worked on 483 projects ranging in size from a few hundred dollars to $15 million, excluding the Caspian Pipeline Consortium Project in Russia and Kazakhstan (“CPC Project”). The average size of the projects we worked on during 2017 was $330 thousand and we recorded an average revenue of $115 thousand per project. During 2016, we worked on 830 projects ranging in size from $1 thousand to $17 million, excluding our CPC Project and recorded an average revenue of $71 thousand per project. The CPC Project was completed in 2017.

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

Reporting Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. During 2017, ENGlobal changed the reporting structure within the Company by placing an operational leader in charge of its engineering offices and a separate operational leader in charge of its automation offices, including the office that contracts with government agencies. The operating performance is regularly reviewed with these two operational leaders, the CEO, CFO and others. This group represents the CODM for ENGlobal. As a result of the change in reporting structure, effective January 1, 2017, the results of EGS which were previously included as part of our EPCM segment, are now reported within the Automation segment.

We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation. Our corporate and other expenses that do not individually meet the criteria for segment reporting continue to be reported separately as Corporate expenses.

Comparison of the years ended December 30, 2017 and December 31, 2016

The following table set forth below, for the years ended December 30, 2017 and December 31, 2016, provides financial data that is derived from our consolidated statements of operations (amounts in thousands, except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 30, 2017:
Revenue	$22,595	$33,170	$—	$55,765	100.0%
Gross profit	1,107	5,331	—	6,438	11.5%
SG&A	2,893	3,169	6,519	12,581	22.6%
Operating income (loss)	(1,786)	2,162	(6,519)	(6,143)	(11.0)%
Other income, net				76	0.1%
Interest expense, net				(104)	(0.2)%
Tax expense				(10,087)	(18.1)%
Net loss				$(16,258)	(29.2)%
Loss per share				$(0.59)

	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 31, 2016:
Revenue	$24,006	35,218	$—	$59,224	100.0%
Gross profit	2,498	7,614	—	10,112	17.1%
SG&A	2,456	3,644	7,250	13,350	22.5%
Operating income (loss)	42	3,970	(7,250)	(3,238)	(5.5)%
Other income, net				42	0.1%
Interest expense, net				(173)	(0.3)%
Tax benefit				1,027	1.7%
Net loss				$(2,342)	(4.0)%
Loss per share				$(0.08)

	EPCM	Automation	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(1,411)	(2,048)	$—	$(3,459)	(5.8)%
Gross profit	(1,391)	(2,283)	—	(3,674)	(36.3)%
SG&A	437	(475)	(731)	(769)	(5.8)%
Operating income (loss)	(1,828)	(1,808)	731	(2,905)	89.7%
Other income, net				34	80.6%
Interest expense, net				69	(39.6)%
Tax expense				(11,114)	(1,082.2)%
Net loss				$(13,916)	594.2%
Loss per share				$(0.51)

Revenue – Overall, our revenue for the year ended December 30, 2017, as compared to the year ended December 31, 2016 decreased $3.5 million, or 5.8%, to $55.8 million from $59.2 million. Revenue from the Automation segment decreased $2.0 million, or 5.8%, to $33.1 million for the year ended December 30, 2017, as compared to $35.2 million for the comparable period in 2016 and revenues from the EPCM segment decreased $1.4 million, or 5.9%, to $22.6 million for the year ended December 30, 2017 as compared to $24.0 million for the comparable period in 2016. Our 2017 revenue for the EPCM segment continued to be negatively impacted by the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry. The reduction in revenue in the Automation segment is primarily due to the wind-down of the CPC Project that was completed during 2017. Revenues from the CPC Project were $4.6 million in 2017 as compared to $8.3 million in 2016.

Gross Profit – Gross profit for the year ended December 30, 2017 was $6.4 million, a decrease of $3.7 million, or 36.3%, from $10.1 million for the comparable prior year period. Gross profit margin was 11.5% for the year ended December 30, 2017, a decrease from the 17.1% gross profit margin for the year ended December 31, 2016.

Gross profit in the Automation segment decreased $2.3 million, or 30.0%, to $5.3 million for a gross profit margin of 16.1% for the year ended December 30, 2017 as compared to $7.6 million with a gross profit margin of 21.6% for the year ended December 31, 2016. Gross profit generated by the CPC Project was $1.5 million in 2017, or 32.6% of CPC Project revenues, and was $5.1 million in 2016, or 61.4% of CPC Project revenues; this decline was caused primarily by the CPC Project wind down.

Gross profit in our EPCM segment decreased $1.4 million, or 55.7%, to $1.1 million for a gross profit margin of 4.9% for the year ended December 30, 2017 as compared to $2.5 million for a gross profit margin of 10.4% for the year ended December 31, 2016. The decline in the EPCM segment’s 2017 gross profit margin is primarily due to specific project reversals. We continue to monitor labor utilization for both the EPCM and the Automation segments with the goal of improving gross profit margins while remaining positioned for a potential rebound and growth in future periods.

Selling, General and Administrative – Overall, our SG&A expenses decreased by $0.8 million for the year ended December 30, 2017 as compared to the year ended December 31, 2016 despite several one-time, nonrecurring costs. During 2017, management engaged a strategy consulting firm to assess the Company’s strengths and market trends in connection with management updating the Company’s long term business growth strategy which resulted in nonrecurring costs of $0.2 million. In addition, the Company recorded a bad debt expense of $0.4 million and incurred $0.1 million in legal costs associated with the collection of the bad debt. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Tax Benefit – Our effective tax rates for the years ended December 30, 2017 and December 31, 2016 were (163.5)% and 30.5%, respectively. Our effective tax rate for 2017 differs from the federal statutory income tax rate primarily due to valuation allowances related to deferred tax assets, the effect of the federal tax rate change, return to accrual adjustments and true-ups of deferred tax assets and liabilities and foreign taxes payable, estimated research and development credits, and nondeductible expenses. Our effective tax rate for 2016 differs from the federal statutory income tax rate primarily due to return to accrual adjustments and true-ups of deferred tax assets and liabilities and foreign taxes payable, estimated research and development credits, and nondeductible expenses.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand and internally generated funds. We had cash and restricted cash of $9.6 million and $15.7 million at December 30, 2017 and December 31, 2016, respectively. Our working capital as of December 30, 2017 was $16.8 million as compared to $22.2 million as of December 31, 2016. We believe our current cash on hand, internally generated funds and our other working capital is sufficient to fund our current operations and expected growth in 2018.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers, or (4) we are unable to win new projects that we can perform on a profitable basis.

Cash Flows from Operating Activities

Operating activities used approximately $5.1 million in net cash during the year ended December 30, 2017, compared with net cash provided of $9.6 million during the comparable period in 2016. The primary drivers of the increase in our cash used by operations for the year ended December 30, 2017 were a $16.2 million net loss, a $1.4 million decrease in the collection of accounts receivable, a $2.9 million reduction in net costs incurred in excess of billings for uncompleted contracts and a $2.5 million increase in cash provided by other working capital items partially offset by an increase of $10.2 million of deferred income taxes and other non-cash items.

Cash Flows from Investing Activities

Investing activities used cash of $0.7 million during the year ended December 30, 2017 and provided $0.1 million of cash for the comparable period in 2016. The primary driver of the increase in our cash used by investing activities was an increase in capital expenditures of $0.6 million. These capital expenditures were primarily related to the equipment used to outfit our fabrication facility, which expenditures are not expected to be repeated in the near future. Capital expenditures are generally related to replacement computer hardware and software used by our employees in performing their work activities for our clients.

Cash Flows from Financing Activities

Financing activities used cash of $0.3 million during the year ended December 30, 2017 and $1.7 million during the year ended December 31, 2016. The primary reason for the decrease in net cash used in financing activities was the suspension of repurchases of our common stock under our stock repurchase program.

Stock Repurchase Program - On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. During the year ended December 26, 2015, we purchased and retired 53,744 shares at a cost of $0.1 million under this program, during the year ended December 31, 2016, we purchased and retired 1,074,150 shares at a cost of $1.3 million under this program and during the year ended December 30, 2017, we purchased and retired 63,156 shares at a cost of $0.1 million. We suspended repurchases under this program on May 16, 2017.

Accounts Receivables

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased $1.4 million, or 12.8%, to $9.1 million as of December 30, 2017 compared to $10.5 million as of December 31, 2016. Bad debt expense was $0.4 million and $0.1 million for the years ended December 30, 2017 and December 31, 2016, respectively. Our allowance for uncollectible accounts increased $0.3 million to $0.7 million as of December 30, 2017 and increased as a percentage of trade accounts receivable to 7.6% from 4.0% for 2017 from 2016. We continue to manage this portion of our business very carefully.

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

Critical Accounting Policies

Please see Note 2 – Accounting Policies and New Accounting Pronouncements for additional information regarding our critical accounting policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

Board of Directors

ENGlobal Corporation

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENGlobal Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis of a Matter

We were not engaged to audit the restatement of the Company's disclosures about segments and related information for the year ended December 31, 2016, as discussed in Note 12 to the financial statements.

/s/ Hein & Associates LLP

Houston, Texas

March 9, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ENGlobal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ENGlobal Corporation and subsidiaries (the “Company”) as of December 30, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Company changed the composition of its segment information in 2017. We audited the adjustments necessary to restate the 2016 segment information provided in Note 12. In our opinion, such adjustments are appropriate and have been properly applied.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas

March 15, 2018

We have served as the Company’s auditor since 2017.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$9,648	$15,687
Trade receivables, net of allowances of $695 and $422	9,114	10,455
Prepaid expenses and other current assets	994	1,240
Costs and estimated earnings in excess of billings on uncompleted contracts	5,273	2,434
Total Current Assets	25,029	29,816
Property and Equipment, net	1,027	1,194
Goodwill	2,806	2,806
Deferred tax asset	—	10,208
Other Assets	390	412
Total Assets	$29,252	$44,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,742	$2,876
Accrued compensation and benefits	2,039	2,099
Billings in excess of costs and estimated earnings on uncompleted contracts	1,334	1,371
Other current liabilities	1,067	1,270
Total Current Liabilities	8,182	7,616
Long-term Leases	1	14
Total Liabilities	8,183	7,630
Commitments and Contingencies (Notes 6 and 13)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,514,380 and 27,190,082 shares issued and outstanding at December 30, 2017 and December 31, 2016	27	27
Additional paid-in capital	36,843	36,322
Accumulated earnings (deficit)	(15,801)	457
Total Stockholders’ Equity	21,069	36,806
Total Liabilities and Stockholders’ Equity	$29,252	$44,436

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended	Year Ended
	December 30, 2017	December 31, 2016

Operating revenues	$55,765	$59,224
Operating costs	49,327	49,112
Gross profit	6,438	10,112
Operating costs and expenses:
Selling, general, and administrative expenses	12,581	13,350
Operating loss	(6,143)	(3,238)
Other income (expense)
Interest expense, net	(104)	(173)
Other income, net	76	42
Loss before income taxes	(6,171)	(3,369)

Benefit (provision) for federal and state income taxes	(10,087)	1,027

Net loss	$(16,258)	$(2,342)

Basic and diluted loss per common share	$(0.59)	$(0.08)

Basic and diluted weighted average shares used in computing loss per share:	27,352	27,653

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Year Ended	Year Ended
	December 30, 2017	December 31, 2016

Common Stock
Balance at beginning of year	$27	$28
Treasury stock retired	—	(1)
Balance at end of year	27	27

Additional Paid-in Capital
Balance at beginning of year	36,322	37,185
Share-based compensation - employee	387	489
Share-based compensation - nonemployee	225	—
Treasury stock retired	(91)	(1,352)
Balance at end of year	36,843	36,322

Accumulated Earnings (Deficit)
Balance at beginning of year	457	2,799
Net loss	(16,258)	(2,342)
Balance at end of year	(15,801)	457

Treasury Stock
Balance at beginning of year	—	—
Stock repurchased	(91)	(1,353)
Treasury stock retired	91	1,353
Balance at end of year	—	—

Total Stockholders’ Equity	$21,069	$36,806

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended	Year Ended
	December 30, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net loss	$(16,258)	$(2,342)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	970	1,143
Deferred income tax benefit	10,208	(1,071)
Share-based compensation expense - employee	387	489
Share-based compensation expense - nonemployee	225	—
Loss on disposal of asset	—	(6)
Changes in current assets and liabilities, net of acquisitions and dispositions:
Trade receivables	1,341	13,562
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,839)	1,628
Prepaid expenses and other assets	166	461
Accounts payable	866	(306)
Accrued compensation and benefits	(60)	(987)
Billings in excess of costs and estimated earnings on uncompleted contracts	(37)	(2,541)
Other liabilities	(91)	(98)
Income taxes receivable (payable)	18	(367)
Net cash provided by (used in) operating activities	(5,104)	9,565
Cash Flows from Investing Activities:
Property and equipment acquired	(713)	(64)
Proceeds from notes receivable	49	115
Net cash provided by (used in) investing activities	(664)	51
Cash Flows from Financing Activities:
Purchase of treasury stock	(91)	(1,353)
Debt issuance costs	—	(20)
Payments on capitalized leases	(180)	(362)
Net cash used in financing activities	(271)	(1,735)
Net change in cash and cash equivalents	(6,039)	7,881
Cash, cash equivalents, and restricted cash at beginning of year	15,687	7,806
Cash, cash equivalents, and restricted cash at end of year	$9,648	$15,687
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$(147)	$410
Interest	$108	$174

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations – ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation. Our business operations consist of providing engineering and other professional project services related to design, assembly, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States of America (“U.S.”). Please see “Note 12 - Segment Information” for a description of our segments and segment operations.

Basis of Presentation – The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 30, 2017 and December 31, 2016, and the results of our operations, cash flows and changes in stockholders’ equity for the 52 week period ended December 30, 2017 and for the 53 week period ended December 31, 2016. They are prepared in accordance with accounting principles generally accepted in the U.S. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

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

Cash and cash equivalents – Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. We have $0.2 million in cash in foreign banks as of December 30, 2017.

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

Our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended December 30, 2017, each of two customers provided more than 10% of our consolidated operating revenues (22.5% and 10.9%). Two customers provided more than 10% of our consolidated operating revenues for the year ended December 31, 2016 (15.4% and 14.0%). Amounts included in trade receivables related to these customers totaled $0.7 million and zero at December 30, 2017 and $0.3 million and $1.1 million at December 31, 2016.

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

Debt Issue Costs – Costs incurred in connection with the issuance of long-term debt are capitalized and charged to interest expense over the term of the related debt on a straight-line basis, which approximates the interest method. The total amount of debt issue costs capitalized was zero and $38,000 at December 30, 2017 and December 31, 2016, respectively.

Goodwill – Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but rather is tested and assessed for impairment annually, or more frequently if certain events or changes in circumstance indicate the carrying amount may exceed fair value. The annual test for goodwill impairment is performed in the fourth quarter of each year and begins with a qualitative assessment of whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount and bypass the two-step goodwill impairment test. If the qualitative analysis indicates that it is “more likely than not” that our business’ fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test. The first step of the goodwill impairment test identifies the potential impairment, resulting if the fair value of a reporting unit (including goodwill) is less than its carrying amount. If during testing, it is determined that the fair value of net assets (including goodwill) exceeds its carrying amount, the goodwill of such net assets are not considered impaired and the second step of the goodwill impairment test is not applicable. However, if the fair value of net assets (including goodwill) is less than its carrying amount, we would then proceed to the second step in the goodwill impairment test. The second step includes hypothetically valuing the net assets as if they had been acquired in a business combination. Then, the implied fair value of the net assets’ goodwill is compared to the carrying value of that goodwill. If the carrying value of net assets’ goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying value. Our 2017 and 2016 qualitative assessments of goodwill determined it was not “more likely than not” that the fair value of our reporting units were less than the carrying value of the remaining goodwill and, therefore, no goodwill impairment adjustment was required in either year. Goodwill was $2.8 million at both December 30, 2017 and December 31, 2016, with $2.8 million now attributable to our Automation segment due to the re-alignment of our segments (See Note 12 Segment Information for additional information).

Other intangible assets – Intangible assets are comprised primarily of non-competition covenants, customer relationships and developed technology acquired through acquisitions and are amortized using the straight-line method based on the estimated useful life of the intangible assets. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If such a review should indicate that the carrying amount of intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We performed a qualitative assessment of intangible assets at December 30, 2017 and December 31, 2016 and determined the asset’s expected future undiscounted cash flows exceeded the carrying value of the related asset and as a result no impairment adjustments were necessary. Other intangible assets are included in Other Assets on the respective balance sheets. Intangible assets were zero at December 30, 2017 and $0.1 million, net of accumulated amortization of $3.1 million, at December 31, 2016, all of which is attributable to our Automation segment. Amortization expense was zero and $0.1 million for the years ended December 30, 2017 and December 31, 2016, respectively.

Impairment of Long-Lived Assets – We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparison the future undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying value of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. During 2017 and 2016 there were no events or changes in circumstances that indicated that the carrying amount of our assets may not be recoverable.

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

We adopted a new revenue recognition standard effective December 31, 2017 that superseded prior revenue recognition guidance. See New Accounting Pronouncements Not Yet Adopted below for additional information.

Income Taxes – We account for deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740 “Income Taxes” (“ASC 740”), which provides for recording deferred taxes using an asset and liability method. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period. Tax law and rate changes are reflected in income in the period such changes are enacted.

Our effective tax rate for the year ended December 30, 2017 was significantly impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. For years beginning January 1, 2018, the Act includes significant changes to the U.S. corporate income tax system including the reduction of the corporate tax rate from 35% to 21% and repealed the corporate alternative minimum tax (“AMT”) providing full reimbursement of any AMT credit by 2021. Income tax effects resulting from changes in tax laws are accounted for in accordance with FASB ASC Topic 740, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of income taxes from continuing operations. We are currently in the early stages of evaluating the impact of the Act on our financial statements, however, we have adjusted our U.S. gross deferred tax assets and liabilities to the new 21% statutory rate and we have reclassified our AMT credit carry-forward as a receivable and have recorded a corresponding adjustment to a valuation allowance.

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

The Company accounts for restricted stock awards granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). All transactions in which services are received in exchange for share-based awards are accounted for based on the fair value of the consideration received or the fair value of the awards issued, whichever is more reliably measurable. Share-based compensation is measured at fair value at the earlier of the commitment date or the date the services are completed.

Changes in Accounting - In March 2016, the Financial Statements Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to change several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We have adopted this pronouncement effective in the first quarter of 2017 by electing to account for forfeitures in compensation costs as they occur and reflecting this change in accounting policy on a modified retrospective basis through a non-material, cumulative-effect adjustment reducing accumulated earnings as of the beginning of 2017. We recognized a benefit of $.01 million in the twelve months ended December 30, 2017.

In November 2016, the FASB Issued Update 2016-18, Statement of Cash flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update addresses the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2017, with early application permitted. We adopted this pronouncement effective in the first quarter of 2017 and have reported restricted cash as a component of ending cash, cash equivalents and restricted cash on the Statements of Cash Flows.

New Accounting Pronouncements Not Yet Adopted – In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements with a cumulative effect adjustment reflected in retained earnings. The standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We performed a detailed review of our contract portfolio representative of our different businesses and compared historical accounting policies and practices to the new standard. Because the standard will impact our business processes, systems and controls, we also developed a comprehensive change management project plan to guide the implementation. Our services are primarily short-term in nature, and we do not expect the new revenue recognition standard to have a material impact on our financial statements. We adopted the new standard effective December 31, 2017 utilizing the modified retrospective method. The cumulative-effect adjustment to retained earnings upon adoption is not material.

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

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated financial statements (amounts in thousands):

	2017	2016
Cash and cash equivalents	$8,988	$15,687
Restricted cash	660	—
Total cash, cash equivalents and restricted cash	$9,648	$15,687

Amounts included in restricted cash represent those required to be set aside to collateralize a letter of credit required by a customer. This letter of credit expired December 31, 2017.

The components of trade receivables, net as of December 30, 2017 and December 31, 2016, are as follows (amounts in thousands):

	2017	2016
Amounts billed	$7,753	$6,699
Amounts unbilled	1,985	2,729
Retainage	71	1,449
Less: Allowance for uncollectible accounts	(695)	(422)
Trade receivables, net	$9,114	$10,455

The components of other current liabilities are as follows as of December 30, 2017 and December 31, 2016 (amounts in thousands):

	2017	2016
Accrual for known contingencies	$472	$747
Customer prepayments	37	150
Deferred rent	64	140
Current portion of capital leases	62	229
Federal and state income taxes payable	54	—
Insurance note	378	—
Accrued interest and other	—	4
Other current liabilities	$1,067	$1,270

Our reserve for known contingencies includes litigation accruals and related legal fees, if any. See “Note 13 – Commitments and Contingencies” for further information.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 30, 2017 and December 31, 2016 (amounts in thousands):

	2017	2016
Computer equipment and software	$3,984	$3,768
Shop equipment	1,214	879
Furniture and fixtures	290	286
Building and leasehold improvements	2,167	2,032
Autos and trucks	107	85
	$7,762	$7,050
Accumulated depreciation and amortization	(6,735)	(5,856)
Property and equipment, net	$1,027	$1,194

Depreciation expense was $0.9 million and $1.0 million for the years ended December 30, 2017 and December 31, 2016, respectively.

NOTE 5 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consist of the following at December 30, 2017 and December 31, 2016 (amounts in thousands):

	2017	2016
Costs incurred on uncompleted contracts	$57,916	$58,933
Estimated earnings on uncompleted contracts	15,423	24,694
Earned revenues	73,339	83,627
Less: billings to date	69,400	82,564
Net costs in excess of billings on uncompleted contracts	$3,939	$1,063
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,273	$2,434
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,334)	(1,371)
Net costs in excess of billings on uncompleted contracts	$3,939	$1,063

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $1.0 million in contingency amounts as of December 30, 2017 compared to $0.9 million as of December 31, 2016. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.4 million in deferred revenue recognition as of December 30, 2017 compared to $0.1 million as of December 31, 2016. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed nor been booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 6 - OPERATING LEASES

We lease equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 30, 2017 are as follows (amounts in thousands):

Years Ending	Amount
December 29, 2018	$1,602
December 28, 2019	554
December 26, 2020	96
December 25, 2021	96
December 31, 2022 and after	64
Total minimum lease payments	$2,412

Rent expense was $2.3 million for the year ended December 30, 2017 and $2.4 million for the year ended December 31, 2016. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

NOTE 7 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. For active participants, we match 33.3% of elective deferrals up to 6%, for a maximum of 2% of employee’s compensation. We have made contributions totaling $0.3 million to the plan for each of the years ended December 30, 2017 and December 31, 2016.

NOTE 8 - STOCK COMPENSATION PLANS

The Company’s 2009 Equity Incentive Plan, as amended (the “Equity Plan,” or the “Plan”) provides for the aggregate issuance of up to 2,580,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. Grants to employees will generally vest in four equal annual installments on the anniversary date of grant. Grants to non-employee directors will generally vest quarterly over a one-year period coinciding with their service term. At December 30, 2017, 549,610 shares of common stock are available to be issued pursuant to the Equity Plan.

We recognized non-cash stock-based compensation expense related to our Equity Plan of $0.4 million and $0.5 million for the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

Stock Option Awards – We did not grant any stock options in 2017 or 2016. The following table summarizes our stock option activity for the year ended December 30, 2017:

	Vested and Exercisable Balance	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2016	150,000	150,000	$10.93
Cancelled or expired	(150,000)	(150,000)	10.93
Balance at December 30, 2017,	—	—	$—

All outstanding stock options during 2017 and 2016 were fully vested prior to 2016 and therefore we did not recognize any stock compensation expense related to stock options in 2017 or 2016.

Restricted Stock Awards – Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards generally vest in quarterly installments beginning September 30th of the year of grant, so long as the grantee continues to serve as a director of the Company as of each vesting date; however, the December 2017 vesting has been delayed. Restricted stock awards granted to employees generally vest in four equal annual installments on the anniversary date of grant, so long as the grantee remains employed full-time with us as of each vesting date. Shares are generally issued from new shares at the time of grant. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date.

The following is a summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 30, 2017:

	Number of unvested restricted shares	Weighted- average grant-date fair value
Outstanding at December 31, 2016	506,750	$1.27
Granted	255,705	1.15
Vested	(284,699)	1.44
Forfeited	(77,807)	1.37
Outstanding at December 31,2016	399,949	$0.97

As of December 30, 2017, there was $0.4 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.95 years. During 2017 and 2016, the Company granted the following restricted stock awards.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
August 10, 2017	Employees (6)	127,500	$1.13	$144,075
July 6, 2017	Consultant	176,000	$1.28	$225,280
June 16, 2017	Directors (3)	128,205	$1.17	$150,000
June 16, 2016	Directors (3)	122,949	$1.22	$150,000
June 2, 2016	Employees (1)	40,000	$1.05	$42,000
March 1, 2016	Employees (9)	135,000	$0.86	$116,100

NOTE 9 - TREASURY STOCK

On July 22, 2015, the Board approved the retirement of 981,099 shares of existing treasury shares.

On April 21, 2015, we announced the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended or discontinued at any time. As of December 30, 2017, the Company had purchased and retired 1,191,050 shares for $1.5 million under this program of which 63,156 shares were purchased in the three months ended July 1, 2017 for $91 thousand. The stock repurchase program was suspended on May 16, 2017.

NOTE 10 - REDEEMABLE PREFERRED STOCK

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

NOTE 11 - FEDERAL AND STATE INCOME TAXES

The components of our income tax expense (benefit) for the years ended December 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	2017	2016
Current:
Federal	$(139)	$—
Foreign Tax	(15)	81
State	33	(37)
Total current	(121)	44
Deferred:
Federal	10,070	(986)
State	138	(85)
Total deferred	10,208	(1,071)
Total income tax expense (benefit)	$10,087	$(1,027)

The following is a reconciliation of expected income tax expense (benefit) to actual income tax expense (benefit) for the years ended December 30, 2017 and December 31, 2016 (amounts in thousands):

	2017	2016
Federal income tax (benefit) at statutory rate of 35%	$(2,160)	$(1,179)
State income tax, net of federal income tax effect	(90)	(12)
Change of effective federal and state tax rate	3,927	4
Nondeductible expenses	14	80
Research and development credit	(68)	(72)
Stock Compensation	344	436
Prior year adjustments and true-ups	(141)	(354)
Change in valuation allowance	8,261	70
Total tax (benefit) expense	$10,087	$(1,027)

The components of the deferred tax asset (liability) consisted of the following at December 30, 2017 and December 31, 2016 (amounts in thousands):

	2017	2016
Noncurrent Deferred tax assets
Federal and state net operating loss carry-forward	$5,643	$6,417
Tax credit carry-forwards	2,085	2,126
Allowance for uncollectible accounts	159	156
Accruals not yet deductible for tax purposes	368	755
Goodwill	475	948
Depreciation	297	339
Other	—	60
Total noncurrent deferred tax assets	9,027	10,801
Less: Valuation allowance	(8,854)	(593)
Total noncurrent deferred tax assets, net	$173	$10,208
Noncurrent deferred tax liabilities:
Other	(173)	—
Total noncurrent deferred tax liabilities	(173)	—
Net deferred tax assets/deferred tax Liabilities	—	10,208

We account for deferred income taxes in accordance with ASC 740, which provides for recording deferred taxes using an asset and liability method. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period. Tax law and rate changes are reflected in income in the period such changes are enacted.

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. During 2017, after evaluating all available evidence, we recorded a valuation allowance on all net deferred tax assets.

For the year ended December 30, 2017, we recognized a total income tax benefit of $2.2 million on a pretax book loss of $6.2 million compared to an income tax benefit of $1.2 million on $3.4 million of pretax book income for the year ended December 31, 2016. As a result of permanent difference add-backs to taxable income related to meals & entertainment, fines and penalties, and stock compensation, there is a decrease to the tax benefit in the amount of $14,176 which caused a decrease in the effective tax rate of 0.23%. Return to accrual adjustments created additional tax benefit of ($81,202) increasing the effective tax rate by 1.32%, deferred tax true-ups partially related to returns filed during 2016 created additional tax expense of $926 and decreased the effective tax rate by 0.02%, the reversal of a deferred tax asset related to expired stock options in 2017 offset by a reversal of deferred tax liability related to forfeited restricted stock (from IRC §83(b) elections) created an additional tax expense of $344,228 and decreased the effective tax rate by 5.58%, state tax payable true-ups created a tax benefit of ($12,164) and increased the effective tax rate by 0.20%, foreign payable true-ups created an additional tax benefit of ($48,739) and increased the effective tax rate by .79%. An estimated research and development credit in the amount of ($67,804) increased the effective tax rate by 1.10%. An increase of $8,261,315 in the valuation allowance decreased the effective tax rate by -133.88%, state income tax (net of Federal) increased the tax benefit in the amount of ($90,365) increased the effective tax rate by 1.46% due to expected state losses, offset by the Texas Margins tax, and tax expense of $3,926,666 was generated by the decrease in the federal tax rate from 35% to 21% and created a decrease in the effective tax rate by 63.63%.

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 30, 2017 and December 31, 2016, we do not have any significant uncertain tax positions.

We had a federal net operating loss carry-forward at December 30, 2017 of approximately $23.1 million, which will begin to expire starting 2021. At December 30, 2017, we had Alternative Minimum Tax (AMT) and federal research and development tax credit carry-forwards of approximately $0.1 and $1.1 million respectively, available to reduce future tax liabilities. The AMT credit is available to use against regular tax liability and, in accordance with recent tax law reform, a portion of this credit will become refundable beginning in 2018. The research and development tax credit will begin to expire starting 2030. During 2017, the Company recorded approximately $33 thousand of foreign tax credit that may be able to be utilized in the future. These foreign tax credits will expire beginning in 2025. Under pre-Tax Cuts and Jobs Act law, net operating losses were generally carried back 2 years and then carried forward 20 years. Taxpayers could elect to forego the carryback. Under the new law, for NOLs generated in tax year 2018 and forward, the 2 year carryback is repealed and the carry-forward is indefinite. However, the utilization of these post 2017 NOLs are limited to 80% of taxable income. For NOLs incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOLs are subject to expiration. At this time, it is not determinable if there will be sufficient taxable income available in future years to utilize the NOLs generated prior to 2018.

NOTE 12 - SEGMENT INFORMATION

Reporting Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. During 2017, ENGlobal changed the reporting structure within the company by placing an operational leader in charge of its engineering offices and a separate operational leader in charge of its automation offices, including the office that contracts with government agencies. The operating performance is regularly reviewed with these two operational leaders, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation. Our corporate and other expenses that do not individually meet the criteria for segment reporting continue to be reported separately as Corporate expenses.

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

As a result of the change in reporting structure discussed above, effective January 1, 2017, the results of EGS, which were previously included as part of our EPCM, are now reported within the Automation segment. The government services group provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. Segment information for the years ended December 30, 2017 and December 31, 2016 is as follows (amounts in thousands):

For the year ended December 30, 2017:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$22,595	33,170	—	55,765
Operating income (loss)	(1,786)	2,162	(6,519)	(6,143)
Depreciation and amortization	85	272	613	970
Tangible assets	5,976	9,660	10,772	26,408
Goodwill	—	2,806	—	2,806
Other intangible assets	—	19	19	38
Total assets	5,976	12,485	10,791	29,252
Capital expenditures	490	46	173	709

For the year ended December 31, 2016:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$24,006	35,218	$—	$59,224
Operating income (loss)	42	3,970	(7,250)	(3,238)
Depreciation and amortization	23	386	734	1,143
Tangible assets	4,913	8,997	27,610	41,520
Goodwill	—	2,806	—	2,806
Other intangible assets	—	110	—	110
Total assets	4,913	11,913	27,610	44,436
Capital expenditures	44	14	6	64

Financial Information by Geographic Area and Segments

Revenue from our Caspian Pipeline Consortium Project in Russia and Kazakhstan contributed $4.6 million and $8.3 million in revenues in our Automation segment for the years ended December 30, 2017 and December 31, 2016, respectively. Company assets, other than cash and trade receivables, located in this region are insignificant.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2017, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2017, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 30, 2017, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 30, 2017. We have concluded that our internal control over financial reporting at December 30, 2017 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2018 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” in our 2018 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2018 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2018 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2018 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2018 Proxy Statement is incorporated herein by this reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

10.4	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.5	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.6	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.7	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.8	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.10	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

*10.11	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010

*10.12	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012

*10.13	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017

*10.14	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4 2005

*10.15	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005

*10.16	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006

*10.17	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007

10.18	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

*10.19	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016

*10.20	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013

*10.21	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008

*10.22	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008

*10.23	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015

*10.24	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017

+10.25	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+10.26	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

+10.27	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.28	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.29	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

+10.30	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/2015	001-14217
+10.31	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.32	Loan and Security Agreement dated as of September 16, 2014, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama bank.	8-K	10.1	9/17/2014	001-14217

10.33	Revolving Note dated as of September 16, 2014, executed by ENGlobal Corporation, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. and made payable to Regions Bank, an Alabama bank.	8-K	10.2	9/17/2014	001-14217

10.34	First Amendment to Loan and Security Agreement as of April 16, 2015, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	4/21/2015	001-14217

10.35	Second Amendment to Loan and Security Agreement as of May 29, 2016, and signed June 16, 2016, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	6/17/2016	001-14217

10.36	Third Amendment to Loan and Security Agreement as of February 9, 2017, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	10-K	10.31	3/10/2017	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Hein & Associates LLP

*23.2	Consent of Moss Adams LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

* Filed herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 15, 2018	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	March 15, 2018
Mark A. Hess
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s / William A. Coskey	March 15, 2018
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ David W. Gent	March 15, 2018
David W. Gent, P.E., Director

By:	/s/ Randall B. Hale	March 15, 2018
Randall B. Hale, Director

By:	/ s/ David C. Roussel	March 15, 2018
David C. Roussel, Director

By:	/ s/ Kevin M. Palma	March 15, 2018
Kevin M. Palma, Director

