Form 10-Q
period 2018-03-31
ENGLOBAL CORP
filed 2018-05-10
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 9, 2018.

$0.001 Par Value Common Stock	27,514,380 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Operating revenues	$13,188	$12,473
Operating costs	11,775	10,742
Gross profit	1,413	1,731

Selling, general and administrative expenses	2,582	3,406
Operating loss	(1,169)	(1,675)

Other income (expense):
Other income (expense), net	(5)	3
Interest expense, net	(9)	(65)
Loss from operations before income taxes	(1,183)	(1,737)

Provision (benefit) for federal and state income taxes	17	(859)

Net loss	$(1,200)	$(878)

Basic and diluted loss per common share:	$(0.04)	$(0.03)

Basic and diluted weighted average shares used in computing loss per share:	27,514	27,188

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	March 31, 2018	December 30, 2017
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$6,767	$9,648
Trade receivables, net of allowances of $695 and $695	9,588	9,114
Prepaid expenses and other current assets	630	994
Contract assets	4,677	5,273
Total Current Assets	21,662	25,029
Property and equipment, net	880	1,027
Goodwill	2,806	2,806
Other assets	371	390
Total Assets	$25,719	$29,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,372	$3,742
Accrued compensation and benefits	1,564	2,039
Contract liabilities	293	1,334
Other current liabilities	545	1,068
Total Liabilities	5,774	8,183
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,514,380 shares issued and outstanding at March 31, 2018 and December 30, 2017, respectively	27	27
Additional paid-in capital	36,919	36,843
Accumulated deficit	(17,001)	(15,801)
Total Stockholders’ Equity	19,945	21,069
Total Liabilities and Stockholders’ Equity	$25,719	$29,252

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Cash Flows from Operating Activities:
Net loss	$(1,200)	$(878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156	269
Share-based compensation expense	76	75
Deferred tax	—	(848)
Changes in current assets and liabilities:
Trade accounts receivable	(474)	2,474
Contract assets	596	(995)
Other current assets	378	176
Accounts payable	(370)	(976)
Accrued compensation and benefits	(475)	(259)
Contract liabilities	(1,041)	102
Income taxes payable	14	96
Other current liabilities, net	(491)	(109)
Net cash used in operating activities	$(2,831)	$(873)

Cash Flows from Investing Activities:
Proceeds from notes receivable	4	10
Property and equipment acquired	(8)	(408)
Net cash used in investing activities	$(4)	$(398)

Cash Flows from Financing Activities:
Payments on capitalized leases	(46)	(43)
Net cash used in financing activities	$(46)	$(43)
Net change in cash, cash equivalents and restricted cash	(2,881)	(1,314)
Cash, cash equivalents and restricted cash, at beginning of period	9,648	15,687
Cash, cash equivalents and restricted cash, at end of period	$6,767	$14,373

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$65
Cash paid (received) during the period for income taxes (net of refunds)	$2	$(107)

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 2017, included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed financial statements included herein are unaudited for the three month periods ended March 31, 2018 and April 1, 2017, and in the case of the condensed balance sheet as of December 30, 2017 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

We had no items of other comprehensive income in any period presented; therefore, no other components of comprehensive income are presented.

Each of our quarters is comprised of 13 weeks.

NOTE 2 – ACCOUNTING STANDARDS

In May 2014, the Financial Statements Accounting Board (“FASB”) issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that supersedes most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard allows for several transition methods. We adopted the new standard effective December 31, 2017 utilizing the modified retrospective method. There was no cumulative-effect adjustment to retained earnings upon adoption of this standard. See Note 3 “Critical Accounting Policies Update” within these consolidated financial statements for additional information.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment addresses how certain specified cash receipts and cash payments are presented in the statement of cash flows. This guidance became effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this standard had an immaterial impact to our consolidated statements of cash flows and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures. However, we are currently unable to reasonably estimate the impact this pronouncement will have on our financial statements and related disclosures.

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

NOTE 3 – CRITICAL ACCOUNTING POLICIES UPDATE

Our critical accounting policies are detailed in “Note 2 – Accounting Policies and New Accounting Pronouncements” within Item 8 of our Annual Report on Form 10-K for the year ended December 30, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

Revenue Recognition – Our revenue is comprised of engineering, procurement and construction management services and sales of fabricated systems and integrated control systems that we design and assemble. The majority of our services are provided under time-and-material contracts. Some time-and-material contracts may have limits. Revenue is not recognized over these limits until authorization by the client has been received.

A majority of sales of fabrication and assembled systems are under fixed-price contracts. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We generally recognize revenue over time as we perform because of continuous transfer of control to the customer. Our customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or service to be provided, which measures the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. We generally use the cost-to-cost method of revenue recognition to measure progress for our contracts because it best depicts the transfer of control to the customer which occurs as we consume the costs on the contracts. Therefore, revenues and estimated profits are recorded proportionally as costs are incurred.

Under the typical payment terms of our fixed-price contracts, the customer pays us progress payments. These progress payments are based on quantifiable measures of performance or on the achievement of specified events or milestones. The customer may retain a small portion of the contract price until completion of the contract. Revenue recognized in excess of billings is recorded as a contract asset on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer should we fail to adequately complete some or all of our obligations under the contract. For some contracts we may receive advance payments from the customer. We record a liability for these advance payments in contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demand that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.

To determine proper revenue recognition for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single performance obligation or whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, we provide a significant service of integrating a complex set of tasks and components into a single project. Hence, the entire contract is accounted for as one performance obligation. Less commonly, we may provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling price of the promised goods or services underlying each performance obligation and use the expected cost plus margin approach to estimate the standalone selling price of each performance obligation. Due to the nature of the work require to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to variables and requires significant judgment. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase or a reduction of revenue) on a cumulative catch-up basis.

We have a standard, monthly process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule, technical requirements, and other contractual requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables.

Based on this analysis, any adjustments to revenue, operating costs and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive performance and may result in an increase in operating income during the performance of individual performance obligations if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. When estimates of total costs to be incurred exceed total estimates to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is recorded. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net revenue, operating costs and the related impact to operating income are recognized monthly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

Incremental Costs – Our incremental costs of obtaining a contract, which consists of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no amortization expense related to incremental costs in the first quarter of 2018 or 2017.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated financial statements:

	March 31, 2018	December 30, 2017
	(dollars in thousands)
Cash and cash equivalents	$6,767	$8,988
Restricted cash	—	660
Total cash, cash equivalents and restricted cash	$6,767	$9,648

Amounts included in restricted cash represent those required to be set aside to collateralize a letter of credit required by a customer. This letter of credit expired on December 31, 2017.

NOTE 5 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities in our consolidated balance sheets.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 31, 2018 and December 30, 2017:

	March 31, 2018	December 30, 2017
	(dollars in thousands)
Costs incurred on uncompleted contracts	$32,928	$57,916
Estimated earnings on uncompleted contracts	5,565	15,423
Earned revenues	38,493	73,339
Less: billings to date	34,109	69,400
Net costs and estimated earnings in excess of billings on uncompleted contracts	$4,384	$3,939

Contract assets	$4,677	$5,273
Contract liabilities	(293)	(1,334)
Net contract assets	$4,384	$3,939

NOTE 6 – SEGMENT INFORMATION

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

The Engineering, Procurement and Construction Management (“EPCM”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the energy industry throughout the United States. The Automation segment provides services related to the design, integration and implementation of advanced automation, information technology, process distributed control systems, analyzer systems, and electrical projects primarily to the upstream and downstream sectors throughout the United States. The Automation segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities and the fabrication operation.

We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation.

Effective December 31, 2017, we adopted the requirements of Topic 606 using the modified retrospective method as discussed in “Note 2 – Accounting Standards.” The presentation of our business segments, including corporate, set forth in these consolidated financial statements reflect these changes.

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

Segment information for the three months ended March 31, 2018 and April 1, 2017 is as follows (dollars in thousands):

For the three months ended March 31, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,095	$8,093	$—	$13,188
Gross profit	416	997	—	1,413
Gross Profit Margin	8.2%	12.3%		10.7%
SG&A	426	705	1,451	2,582
Operating income (loss)	(10)	292	(1,451)	(1,169)
Other expense				(5)
Interest expense, net				(9)
Tax expense				(17)
Net loss				$(1,200)

For the three months ended April 1, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,629	6,844	$—	$12,473
Gross profit	494	1,237	—	1,731
Gross Profit Margin	8.8%	18.1%		13.9%
SG&A	569	739	2,098	3,406
Operating income (loss)	(75)	498	(2,098)	(1,675)
Other income				3
Interest expense, net				(65)
Tax benefit				859
Net loss				$(878)

Total Assets by Segment	As of March 31, 2018	As of December 30, 2017
	(dollars in thousands)
EPCM	$7,032	$5,976
Automation	11,618	12,485
Corporate	7,069	10,791
Consolidated	$25,719	$29,252

NOTE 7 – FEDERAL AND STATE INCOME TAXES

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740-270 we estimate an annual effective tax rate based on year-to-date operating results and our projection of operating results for the remainder of the year. We apply this annual effective tax rate to the year-to-date operating results. If our actual results differ from the estimated annual projection, our estimated annual effective tax rate can change affecting the tax expense for successive interim results as well as the estimated annual tax expense results. Certain states are not included in the calculation of the estimated annual effective tax rate because the underlying basis for the tax is related to revenues and not taxable income. Amounts for Texas margin taxes are reported as income tax expense.

The Company applies a more likely than not recognition threshold for all tax uncertainties. The FASB guidance for uncertain tax positions only allows the recognition of those tax benefits, based on their technical merits that are greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. Management has reviewed the Company’s tax positions and determined there are no uncertain tax positions requiring recognition in the financial statements. U.S. federal tax returns prior to 2014 and Texas margins tax returns prior to 2014 are closed. Generally, the applicable statues of limitations are three to four years from their filings.

The Company recorded $17 thousand of state income tax expense for the three months ended March 31, 2018 as compared to an $859 thousand income tax benefit for the three months ended April 1, 2017. The Company recorded a valuation allowance of approximately $0.3 million against the federal portion of its income tax benefit in 2018 effectively netting it to zero.

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

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

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

The extension of our service offerings into fabrication has positioned us in our market place as a vertically integrated service provider capable of engineering, mechanical fabrication, systems integration and automation. We believe this will allow us to differentiate our company from most of our competitors as a full service provider, thereby reducing our clients’ coordination of multiple vendors and improving control of their schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems.

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

As a result, we have started a multi-year strategic initiative to significantly strengthen our Automation capabilities in the areas of distributed control systems design and replacement, advanced data capture design, human machine interface design, machine learning, cyber security, and artificial intelligence. We initiated the implementation of this initiative by aligning our internal Automation segment reporting structure and our business development focus. We are now focusing our efforts on selling our core EPCM and Automation business capabilities, processes and infrastructure to current and future clients, positioning ourselves to take advantage of these growth opportunities as they are presented, both organic and external, and which may be outside of the energy industry.

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

On April 18, 2018, we announced that our Board of Directors had initiated a review of strategic alternatives, which could include strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing shareholder value. The Company has engaged B. Riley FBR, Inc. as its exclusive financial advisor during this process. The Company does not intend to disclose or comment on developments related to its review unless and until the Board has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that the Board’s strategic review will result in any transaction, or any assurance as to its outcome or timing.

Critical Accounting Policies Update

A summary of our critical accounting policies is described under the caption “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2017 Annual Report on Form 10-K. Significant changes to our critical accounting estimates as a result of adopting Topic 606 are discussed in Note 3 of this Form 10-Q.

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

Comparison of the three months ended March 31, 2018 versus the three months ended April 1, 2017

The following table, for the three months ended March 31, 2018 versus the three months ended April 1, 2017, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended March 31, 2018:
Revenue	$5,095	8,093	—	13,188	100%
Gross profit	416	997	—	1,413
Gross Profit Margin	8.2%	12.3%		10.7%
SG&A	426	705	1,451	2,582	19.6%
Operating income (loss)	(10)	292	(1,451)	(1,169)	(8.9)%
Other expense				(5)
Interest expense, net				(9)
Tax expense				(17)
Net loss				(1,200)	(9.1)%
Diluted loss per share				(0.04)

Three months ended April 1, 2017:
Revenue	$5,629	6,844	—	12,473	100%
Gross profit	494	1,237	—	1,731
Gross Profit Margin	8.8%	18.1%		13.9%
SG&A	569	739	2,098	3,406	27.3%
Operating income (loss)	(75)	498	(2,098)	(1,675)	(13.4)%
Other income				3
Interest expense, net				(65)
Tax benefit				859
Net loss				(878)	(7.0)%
Diluted loss per share				(0.03)

Increase (Decrease) in Operating Results:
Revenue	$(534)	1,249	—	715	5.7%
Gross profit (loss)	(78)	(240)	—	(318)
Gross Profit Margin	(0.6)%	(5.8)%		(3.2)%
SG&A	(143)	(34)	(647)	(824)	(7.7)%
Operating income (loss)	65	(206)	647	506	4.3%
Other income				(8)
Interest expense, net				56
Tax benefit				842
Net loss				(322)	(2.2)%
Diluted loss per share				(0.01)

Revenue – Revenue increased $0.7 million to $13.1 million from $12.4 million, or an increase of 5.7%, for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017. Revenue from the EPCM segment decreased $0.5 million to $5.1 million from $5.6 million, or a decrease of 9.49%, for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017. Revenue from the Automation segment increased $1.2 million to $8.1 million from $6.9 million, or an increase of 18.24%, for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017. While our proposal activity remains high, our customers are continuing to take longer to release work.

Gross Profit – Gross profit margin decreased to 10.7% from 13.9% for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017. Gross profit for the EPCM segment decreased $0.1 million to $0.4 million from $0.5 million and its gross profit margin decreased to 8.2% from 8.8% for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017. The decrease in gross profit was primarily driven by an increase to variable costs of $0.1 million. Gross profit for the Automation segment decreased $0.2 million to $1.0 million from $1.2 million and its gross profit margin declined to 12.3% from 18.1% for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017. This decline is largely due to the relatively high margins of 41% on $1.1 million of revenue on the Caspian Pipeline Consortium project in 2017, which ended in December of 2017, partially offset by reduced variable costs.

Selling, General and Administrative – Overall our SG&A expenses declined by $0.8 million for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017. This decline is largely due to reduced labor costs of $0.5 million, reduced facility and office costs of $0.2 million and reduced amortization of $0.1 million.

Interest Expense, net - Interest expense was essentially unchanged and was less than $0.1 million for both the three months ended March 31, 2018 and the three months ended April 1, 2017. Our interest expense consists of interest on our capital leases and amortization of the cost of entering into our previous credit facility.

Tax Expense –The Company recorded $17 thousand in state income tax expense for the three months ended March 31, 2018 as compared to an $859 thousand income tax benefit for the three months ended April 1, 2017. The Company recorded a valuation allowance of approximately $0.3 million against the federal portion of its income tax benefit in 2018 effectively netting it to zero.

Net Loss – Net loss for the three months ended March 31, 2018 was $1.2 million, or a $0.3 million increase from a net loss of $0.9 million for the three months ended April 1, 2017, primarily as a result of lower gross profit.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand and internally generated funds. We had cash and restricted cash of approximately $6.8 million at March 31, 2018 and $9.6 million as of December 30, 2017. Our working capital as of March 31, 2018 was $15.9 million versus $16.8 million as of December 30, 2017. We believe our cash on hand, internally generated funds and other working capital are sufficient to fund our ongoing operations and provide us with the funds for near-term growth.

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

Cash Flows from Operating Activities

Operating activities used $2.8 million of cash and $0.9 million of cash for the three months ended March 31, 2018 and April 1, 2017, respectively. The primary drivers of our cash used in operations for the three months ended March 31, 2018 were a net operating loss of $1.2 million, reductions to trade receivables of $0.4 million and increases of contract liabilities net of contract assets of $0.4 million, accrued compensation and benefits of $0.5 million and other liabilities of $0.5 million.

Cash Flows from Investing Activities

Investing activities used cash of $4 thousand for the three months ended March 31, 2018 and April 1, 2017 primarily due to expenditures for property and equipment.

Cash Flows from Financing Activities

The use of cash for financing activities during the three months ended March 31, 2018 of $46 thousand was due to the payment of obligations under capital leases. Financing activities used $43 thousand for the three months ended April 1, 2017 for the payment of obligations under capital leases.

Changes in Accounting

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that supersedes most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements with a cumulative effect adjustment reflected in retained earnings. The standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We adopted the new standard effective December 31, 2017 utilizing the modified retrospective method. There was no cumulative-effect adjustment to retained earnings upon adoption of this standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment addresses how certain specified cash receipts and cash payments are presented in the statement of cash flows. This guidance became effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this standard had an immaterial impact to our consolidated statements of cash flows and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures. However, we are currently unable to reasonably estimate the impact this pronouncement will have on our financial statements and related disclosures.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017, which outline factors that could materially affect our business, financial condition or future results, and the additional risk factors below. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our shareholders or that the process will not have an adverse impact on our business. On April 18, 2018, we announced that our Board of Directors had initiated a review of strategic alternatives. These alternatives could include, but are not limited to, strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing shareholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction. Our Board of Directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. We do not intend to comment regarding the evaluation of strategic alternatives until such time as our Board of Directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate or required by applicable law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of March 31, 2018, our backlog was approximately $22 million. We expect a majority of this backlog to be completed in 2018 and 2019. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of March 31, 2018 we had three projects that had $93 thousand in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2018

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2018

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2018

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2018
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

