Form 10-Q
period 2018-06-30
ENGLOBAL CORP
filed 2018-08-09
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 8, 2018.

$0.001 Par Value Common Stock	27,509,317 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Operating revenues	$13,872	$15,966	$27,059	$28,440
Operating costs	11,619	13,453	23,394	24,196
Gross profit	2,253	2,513	3,665	4,244

Selling, general and administrative expenses	2,869	3,057	5,451	6,462
Operating loss	(616)	(544)	(1,786)	(2,218)

Other income (expense):
Other income (expense), net	(373)	52	(378)	55
Interest expense, net	(5)	(11)	(14)	(76)
Loss from operations before income taxes	(994)	(503)	(2,178)	(2,239)

Provision (benefit) for federal and state income taxes	(2)	392	14	(467)

Net loss	$(992)	$(895)	$(2,192)	$(1,772)

Basic and diluted loss per common share:	$(0.04)	$(0.03)	$(0.08)	$(0.07)

Basic and diluted weighted average shares used in computing loss per share:	27,510	27,135	27,512	27,162

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	June 30, 2018	December 30, 2017
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$5,444	$9,648
Trade receivables, net of allowances of $202 and $695	9,959	9,114
Prepaid expenses and other current assets	602	994
Contract assets	6,993	5,273
Total Current Assets	22,998	25,029
Property and equipment, net	803	1,027
Goodwill	2,806	2,806
Other assets	371	390
Total Assets	$26,978	$29,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,611	$3,742
Accrued compensation and benefits	2,107	2,039
Contract liabilities	917	1,334
Other current liabilities	344	1,068
Total Liabilities	7,979	8,183
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,509,317and 27,514,380 shares issued and outstanding at June 30, 2018 and December 30, 2017, respectively	27	27
Additional paid-in capital	36,965	36,843
Accumulated deficit	(17,993)	(15,801)
Total Stockholders’ Equity	18,999	21,069
Total Liabilities and Stockholders’ Equity	$26,978	$29,252

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities:
Net loss	$(2,192)	$(1,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	543
Share-based compensation expense	122	292
Deferred tax	—	(481)
Changes in current assets and liabilities:
Trade accounts receivable	(845)	(1,010)
Contract assets	(1,720)	(1,984)
Other current assets	396	534
Accounts payable	869	(823)
Accrued compensation and benefits	68	(173)
Contract liabilities	(417)	1,149
Income taxes payable	(60)	149
Other current liabilities, net	(589)	(264)
Net cash used in operating activities	$(4,079)	$(3,840)

Cash Flows from Investing Activities:
Proceeds from notes receivable	14	40
Property and equipment acquired	(65)	(520)
Net cash used in investing activities	$(51)	$(480)

Cash Flows from Financing Activities:
Purchase of treasury stock	—	(91)
Payments on capitalized leases	(74)	(104)
Net cash used in financing activities	$(74)	$(195)
Net change in cash, cash equivalents and restricted cash	(4,204)	(4,515)
Cash, cash equivalents and restricted cash, at beginning of period	9,648	15,687
Cash, cash equivalents and restricted cash, at end of period	$5,444	$11,172

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14	$80
Cash paid (received) during the period for income taxes (net of refunds)	$74	$(146)

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

The condensed financial statements included herein are unaudited for the three and six month periods ended June 30, 2018 and July 1, 2017, and in the case of the condensed balance sheet as of December 30, 2017 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. We are currently evaluating the provisions of this pronouncement and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures. We have very little lease exposure and, therefore, we believe the impact this pronouncement will have on our financial statements and related disclosures will be immaterial.

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

Based on this analysis, any adjustments to revenue, operating costs and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive performance and may result in an increase in operating income during the performance of individual performance obligations if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. When estimates of total costs to be incurred exceed total estimates to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is recorded. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net revenue, operating costs and the related impact to operating income are recognized monthly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. See Note 6 – Segment Information for disaggregated revenue information.

Incremental Costs – Our incremental costs of obtaining a contract, which consists of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no amortization expense related to incremental costs in the second quarter of 2018 or 2017.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated financial statements:

	June 30, 2018	December 30, 2017
	(dollars in thousands)
Cash and cash equivalents	$5,444	$8,988
Restricted cash	—	660
Total cash, cash equivalents and restricted cash	$5,444	$9,648

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

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 30, 2018 and December 30, 2017:

	June 30, 2018	December 30, 2017
	(dollars in thousands)
Costs incurred on uncompleted contracts	$34,848	$57,916
Estimated earnings on uncompleted contracts	6,135	15,423
Earned revenues	40,983	73,339
Less: billings to date	34,907	69,400
Net costs and estimated earnings in excess of billings on uncompleted contracts	$6,076	$3,939

Contract assets	$6,993	$5,273
Contract liabilities	(917)	(1,334)
Net contract assets	$6,076	$3,939

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

Segment information for the three months ended June 30, 2018 and July 1, 2017 is as follows (dollars in thousands):

For the three months ended June 30, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$6,652	$7,220	$—	$13,872
Gross profit	1,330	923	—	2,253
Gross Profit Margin	20.0%	12.8%		16.2%
SG&A	531	663	1,675	2,869
Operating income (loss)	799	260	(1,675)	(616)
Other expense				(373)
Interest expense, net				(5)
Tax benefit				2
Net loss				$(992)

For the three months ended July 1, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,948	10,018	$—	$15,966
Gross profit	837	1,676	—	2,513
Gross Profit Margin	14.1%	16.7%		15.7%
SG&A	528	668	1,861	3,057
Operating income (loss)	309	1,008	(1,861)	(544)
Other income				52
Interest expense, net				(11)
Tax expense				(392)
Net loss				$(895)

Segment information for the six months ended June 30, 2018 and July 1, 2017 is as follows (dollars in thousands):

For the six months ended June 30, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$11,747	$15,312	$—	$27,059
Gross profit	1,746	1,919	—	3,665
Gross Profit Margin	14.9%	12.5%		13.5%
SG&A	957	1,367	3,127	5,451
Operating income (loss)	789	552	(3,127)	(1,786)
Other expense				(378)
Interest expense, net				(14)
Tax expense				(14)
Net loss				$(2,192)

For the six months ended July 1, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$11,577	16,863	$—	$28,440
Gross profit	1,331	2,913	—	4,244
Gross Profit Margin	11.5%	17.3%		14.9%
SG&A	1,097	1,408	3,957	6,462
Operating income (loss)	234	1,505	(3,957)	(2,218)
Other income				55
Interest expense, net				(76)
Tax benefit				467
Net loss				$(1,772)

Total Assets by Segment	As of June 30, 2018	As of December 30, 2017
	(dollars in thousands)
EPCM	$9,179	$5,976
Automation	11,982	12,485
Corporate	5,817	10,791
Consolidated	$26,978	$29,252

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

The Company recorded a $2 thousand income tax benefit for the three months ended June 30, 2018 as compared to a $392 thousand income tax expense for the three months ended July 1, 2017. No tax benefit is provided on the book loss for the six months ended June 30, 2018 because of the full valuation allowance on any unrecognized benefit.

The effective income tax rate for the three months ended June 30, 2018 was 0.0% as compared to -78.0% for the three months ended July 1, 2017. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

We are making strides implementing the multi-year strategic initiative we began last fall. We have realigned our internal Automation segment reporting structure and our business development focus. We are now focusing our efforts on selling our heritage engineering and design capabilities combined with modular fabrication and automation expertise to deliver engineered modular solutions to our current and future clients.

We have positioned ourselves as a vertically integrated supplier in order to take advantage of growth opportunities, and identified the systems for which our capabilities are best applied toward modular project execution. A majority of these opportunities are expected to be in all sectors of the energy industry. One result of our positioning is that our proposal pipeline has continued to increase, as we are now focused on selling complete fabricated modular systems as opposed our past focus of primarily selling consultant man-hours. Many of these proposals have not yet been awarded and have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more comfortable that commodity prices have stabilized at a sufficient level.

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

On April 18, 2018, we announced that our Board of Directors had initiated a review of strategic alternatives, which could include strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing shareholder value. The Company engaged B. Riley FBR, Inc. as its exclusive financial advisor during this process. The Company does not intend to disclose or comment on developments related to its review unless and until the Board has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that the Board’s strategic review will result in any transaction, or any assurance as to its outcome or timing.

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

Results of Operations

In the course of providing our services, we routinely provide materials and equipment and may provide construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can vary significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company’s core business trends. Historically, the majority of our EPCM revenue was provided through time-and-material contracts. However, due to our focus on providing engineered modular solutions approximately 50% of our EPCM revenue was provided from fixed-price contracts during the second quarter of 2018.

Segment operating SG&A expense includes management, business development and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Corporate SG&A expenses include finance, accounting, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support the company’s activities.

Comparison of the three and six months ended June 30, 2018 versus the three and six months ended July 1, 2017

The following table, for the three months ended June 30, 2018 versus the three months ended July 1, 2017, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended June 30, 2018:
Revenue	$6,652	7,220	—	13,872	100%
Gross profit	1,330	923	—	2,253
Gross Profit Margin	20.0%	12.8%		16.2%
SG&A	531	663	1,675	2,869	20.7%
Operating income (loss)	799	260	(1,675)	(616)	(4.4)%
Other expense				(373)
Interest expense, net				(5)
Tax benefit				2
Net loss				(992)	(7.2)%
Diluted loss per share				(0.04)

Three months ended July 1, 2017:
Revenue	$5,948	10,018	—	15,966	100%
Gross profit	837	1,676	—	2,513
Gross Profit Margin	14.1%	16.7%		15.7%
SG&A	528	668	1,861	3,057	19.1%
Operating income (loss)	309	1,008	(1,861)	(544)	(3.4)%
Other income				52
Interest expense, net				(11)
Tax expense				(392)
Net loss				(895)	(5.6)%
Diluted loss per share				(0.03)

Increase (Decrease) in Operating Results:
Revenue	$704	(2,798)	—	(2,094)	(13.1)%
Gross profit (loss)	493	(753)	—	(260)
SG&A	3	(5)	(186)	(188)	(6.2)%
Operating income (loss)	490	(748)	186	(72)	13.2%
Other income				(425)
Interest expense, net				6
Tax benefit				390
Net loss				(97)	(10.9)%
Diluted loss per share				(0.01)

The following table, for the six months ended June 30, 2018 versus the six months ended July 1, 2017, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Six months ended June 30, 2018:
Revenue	$11,747	15,312	—	27,059	100%
Gross profit	1,746	1,919	—	3,665
Gross Profit Margin	14.9%	12.5%		13.5%
SG&A	957	1,367	3,127	5,451	20.1%
Operating income (loss)	789	552	(3,127)	(1,786)	(6.6)%
Other expense				(378)
Interest expense, net				(14)
Tax expense				(14)
Net loss				(2,192)	(8.1)%
Diluted loss per share				(0.08)

Six months ended July 1, 2017:
Revenue	$11,577	16,863	—	28,440	100%
Gross profit	1,331	2,913	—	4,244
Gross Profit Margin	11.5%	17.3%		14.9%
SG&A	1,097	1,408	3,957	6,462	22.7%
Operating income (loss)	234	1,505	(3,957)	(2,218)	(7.8)%
Other income				55
Interest expense, net				(76)
Tax benefit				467
Net loss				(1,772)	(6.2)%
Diluted loss per share				(0.07)

Increase (Decrease) in Operating Results:
Revenue	$170	(1,551)	—	(1,381)	(4.9)%
Gross profit (loss)	415	(994)	—	(579)
SG&A	(140)	(41)	(830)	(1,011)	(15.6)%
Operating income (loss)	555	(953)	830	432	19.5%
Other income (loss)				(433)
Interest expense, net				62
Tax benefit				(481)
Net loss				(420)	(2.2)%
Diluted loss per share				(0.01)

Revenue – Revenue decreased $2.1 million to $13.9 million from $16.0 million, or a decrease of 13.1%, for the three months ended June 30, 2018, as compared to the three months ended July 1, 2017. Revenue from the EPCM segment increased $0.7 million to $6.6 million from $5.9 million, or an increase of 11.8%, for the three months ended June 30, 2018, as compared to the three months ended July 1, 2017. As a result of our multi-year strategic initiative, increased volume from our engineered modular solutions provided revenue of $2.7 million partially offset by reduced volume from our other EPCM services, specifically the completion of one project in 2017 representing a reduction of $1.4 million. Revenue from the Automation segment decreased $2.8 million to $7.2 million from $10.0 million, or a decrease of 27.9%, for the three months ended June 30, 2018, as compared to the three months ended July 1, 2017. This decrease is driven largely by reduced material purchases in our government services group of $1.5 million and a reduction due to the completion of the CPC project in 2017 of $0.9 million.

Revenue decreased $1.4 million to $27.0 million from $28.4 million, or a decrease of 4.9%, for the six months ended June 30, 2018, as compared to the six months ended July 1, 2017. Revenue from the EPCM segment increased $0.2 million to $11.7 million from $11.5 million, or an increase of 1.5%, for the six months ended June 30, 2018, as compared to the six months ended July 1, 2017. As a result of our multi-year strategic initiative, increased volume from our engineered modular solutions provided revenue of $3.5 million partially offset by reduced volume from our other EPCM services, specifically the completion of one project in 2017 representing a reduction of $2.5 million. Revenue from the Automation segment decreased $1.6 million to $15.3 million from $16.9 million, or a decrease of 9.2%, for the six months ended June 30, 2018, as compared to the six months ended July 1, 2017. This decrease is driven by reduced material purchases in our government services group of $1.1 million and a reduction due to the completion of the CPC project in 2017 of $2.0 million, partially offset by new awards which added $1.5 million in revenues.

Gross Profit – Gross profit margin increased to 16.2% from 15.7% for the three months ended June 30, 2018, as compared to the three months ended July 1, 2017. Gross profit for the EPCM segment increased $0.5 million to $1.3 million from $0.8 million and its gross profit margin increased to 20.0% from 14.1% for the three months ended June 30, 2018, as compared to the three months ended July 1, 2017. The increase in gross profit was primarily driven by increased volume from our engineered modular solutions of $1.0 million which also contributed 4.5% to the increased gross profit margin. Gross profit for the Automation segment decreased $0.8 million to $0.9 million from $1.7 million and its gross profit margin declined to 12.8% from 16.7% for the three months ended June 30, 2018, as compared to the three months ended July 1, 2017. This decline in gross profit is driven largely by reduced material purchases in our government services group of $0.5 million and a reduction due to the completion of the CPC project in 2017 of $0.3 million. Gross profit margin was further impacted by project reversals that contributed 3.9% to the margin decline.

Gross profit margin decreased to 13.5% from 14.9% for the six months ended June 30, 2018, as compared to the six months ended July 1, 2017. Gross profit for the EPCM segment increased $0.4 million to $1.7 million from $1.3 million and its gross profit margin increased to 14.9% from 11.5% for the six months ended June 30, 2018, as compared to the six months ended July 1, 2017. The increase in gross profit was driven by increased volume from our engineered modular solutions of $1.2 million which also contributed 2.1% to the increased gross profit margin while being partially offset by decreased volume and project reversals. Gross profit for the Automation segment decreased $1.0 million to $1.9 million from $2.9 million and its gross profit margin declined to 12.5% from 17.3% for the six months ended June 30, 2018, as compared to the six months ended July 1, 2017. This decline in gross profit is driven largely by reduced material purchases in our government services group of $0.5 million and a reduction due to the completion of the CPC project in 2017 of $0.7 million. Gross profit margin was further impacted by project reversals that contributed 2.4% to the margin decline.

Selling, General and Administrative and Other Income (Expense) – Overall our SG&A expenses declined by $0.2 million for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017. During the quarter, we settled all of our outstanding litigation. As a result, we recorded expenses related to this litigation of $0.2 million in SG&A and recorded settlements related to this litigation of $0.4 million in Other Income (Expense). In addition, we recorded the cost of our investment banker of $0.2 million in SG&A during the current quarter. Excluding these non-recurring charges, our SG&A would have decreased by $0.5 million and $1.3 million for the three and six months ended June 30, 2018, respectively. During the second half of 2017, we eliminated several overhead positions and re-negotiated several of our office leases. As a result, our office salaries declined by $0.3 million and facility and office costs declined by $0.1 million for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017. In addition, our depreciation and amortization declined by $0.1 million over the same periods. Our office salaries declined by $0.8 million, facility and office costs declined by $0.2 million and our depreciation and amortization declined by $0.3 million for the six months ended June 30, 2018, as compared to the six months ended July 1, 2017.

Interest Expense, net - Interest expense is incurred primarily in connection with our insurance financing and our capital leases and has decreased as the balances have decreased. Our current capital leases will expire in the second half of 2018. Therefore, our interest expense has reduced from less than $0.1 million for the six months ended July 1, 2017 to approximately $14 thousand for the six months ended June 30, 2018.

Tax Expense – The Company recorded a $2 thousand income tax benefit for the three months ended June 30, 2018 as compared to a $392 thousand income tax expense for the three months ended July 1, 2017. No tax benefit is provided on the book loss for the six months ended June 30, 2018 because of the full valuation allowance on any unrecognized benefit.

Net Loss – Net loss for the three months ended June 30, 2018 was $1.0 million, or a $0.1 million increase from a net loss of $0.9 million for the three months ended July 1, 2017, primarily as a result of lower gross profit. Net loss for the six months ended June 30, 2018 was $2.2 million, or a $0.4 million increase from a net loss of $1.8 million for the six months ended July 1, 2017, primarily as a result of lower gross profit.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand and internally generated funds. We had cash and restricted cash of approximately $5.4 million at June 30, 2018 and $9.6 million as of December 30, 2017. Our working capital as of June 30, 2018 was $15.0 million versus $16.8 million as of December 30, 2017. We believe our cash on hand, internally generated funds and other working capital are sufficient to fund our ongoing operations and provide us with the funds for near-term growth.

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

Cash Flows from Operating Activities

Operating activities used $4.1 million of cash and $3.8 million of cash for the six months ended June 30, 2018 and July 1, 2017, respectively. The primary drivers of our cash used in operations for the six months ended June 30, 2018 were our operating loss before non-cash expenses of $1.8 million, an increase in trade receivables of $0.8 million and increases of contract assets net of contract liabilities of $2.1 million partially offset by other components of working capital of $0.6 million. The primary drivers of our cash used in operations for the six months ended July 1, 2017 were our operating loss before non-cash expenses of $1.4 million, an increase in trade receivables of $1.0 million and increases of contract assets net of contract liabilities of $0.8 million partially offset by other components of working capital of $0.5 million.

Cash Flows from Investing Activities

Investing activities used cash of $51 thousand for the six months ended June 30, 2018 primarily due to expenditures for property and equipment of $65 thousand partially offset by proceeds from notes receivable of $14 thousand.

Investing activities used cash of $0.5 million for the six months ended July 1, 2017 primarily due to the expenditures for property and equipment.

Cash Flows from Financing Activities

The use of cash for financing activities during the six months ended June 30, 2018 of $0.1 million was for the payment of our capital leases obligations. Financing activities for the six months ended July 1, 2017 used $0.1 million for the payment of our capital leases obligations and $0.1 million for the purchase of treasury stock.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of June 30, 2018, our backlog was approximately $24.8 million. We expect a majority of this backlog to be completed in 2018 and 2019. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of June 30, 2018 we had two projects that had $34 thousand in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2018

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Second Quarter 2018

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Second Quarter 2018

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2018
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer