Form 10-Q
period 2018-09-29
ENGLOBAL CORP
filed 2018-11-08
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 7, 2018.

$0.001 Par Value Common Stock	27,509,317 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 29, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Operating revenues	$14,255	$12,896	$41,314	$41,336
Operating costs	11,962	11,275	35,355	35,471
Gross profit	2,293	1,621	5,959	5,865

Selling, general and administrative expenses	2,483	3,041	7,935	9,503
Operating loss	(190)	(1,420)	(1,976)	(3,638)

Other income (expense):
Other income (expense), net	11	2	(367)	57
Interest expense, net	(1)	(19)	(14)	(95)
Loss before income taxes	(180)	(1,437)	(2,357)	(3,676)

Provision for federal and state income taxes	17	10,717	31	10,250

Net loss	$(197)	$(12,154)	$(2,388)	$(13,926)

Basic and diluted loss per common share:	$(0.01)	$(0.44)	$(0.09)	$(0.51)

Basic and diluted weighted average shares used in computing loss per share:	27,509	27,446	27,511	27,257

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	September 29, 2018	December 30, 2017
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$5,252	$9,648
Trade receivables, net of allowances of $202 and $695	10,493	9,114
Prepaid expenses and other current assets	315	994
Contract assets	4,291	5,273
Total Current Assets	20,351	25,029
Property and equipment, net	732	1,027
Goodwill	2,806	2,806
Other assets	371	390
Total Assets	$24,260	$29,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,297	$3,742
Accrued compensation and benefits	1,586	2,039
Contract liabilities	287	1,334
Other current liabilities	239	1,068
Total Liabilities	5,409	8,183
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,509,317and 27,514,380 shares issued and outstanding at September 29, 2018 and December 30, 2017, respectively	27	27
Additional paid-in capital	37,013	36,843
Accumulated deficit	(18,189)	(15,801)
Total Stockholders’ Equity	18,851	21,069
Total Liabilities and Stockholders’ Equity	$24,260	$29,252

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 29, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net loss	$(2,388)	$(13,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386	791
Share-based compensation expense	171	288
Shares issued to vendor	—	225
Gain on sale of asset	(2)	—
Deferred tax	—	10,208
Changes in current assets and liabilities:
Trade accounts receivable	(1,379)	(124)
Contract assets	982	(1,665)
Other current assets	678	636
Accounts payable	(445)	(702)
Accrued compensation and benefits	(453)	(388)
Contract liabilities	(1,048)	831
Income taxes payable	(58)	181
Other current liabilities, net	(708)	(351)
Net cash used in operating activities	$(4,264)	$(3,996)

Cash Flows from Investing Activities:
Proceeds from notes receivable	19	45
Property and equipment acquired	(89)	(590)
Net cash used in investing activities	$(70)	$(545)

Cash Flows from Financing Activities:
Purchase of treasury stock	—	(91)
Payments on capitalized leases	(62)	(157)
Net cash used in financing activities	$(62)	$(248)
Net change in cash, cash equivalents and restricted cash	(4,396)	(4,789)
Cash, cash equivalents and restricted cash, at beginning of period	9,648	15,687
Cash, cash equivalents and restricted cash, at end of period	$5,252	$10,898

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15	$100
Cash paid (received) during the period for income taxes (net of refunds)	$96	$(148)

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

The condensed financial statements included herein are unaudited for the three and nine month periods ended September 29, 2018 and September 30, 2017, and in the case of the condensed balance sheet as of December 30, 2017 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 2 – ACCOUNTING STANDARDS

In May 2014, the Financial Statements Accounting Board (“FASB”) issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that supersedes most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard allows for several transition methods. We adopted the new standard effective December 31, 2017 utilizing the modified retrospective method. There was no cumulative-effect adjustment to retained earnings upon adoption of this standard. See “Note 3 Critical Accounting Policies Update” within these consolidated financial statements for additional information.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We intend to adopt the standard on the effective date of December 30, 2018. We are currently evaluating our population of leased assets in order to assess the impact of the ASU on our lease portfolio and designing and implementing new processes and controls. Until this effort is completed, we cannot determine the effect of the ASU on our results of operations, financial condition or cash flows.

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

Based on this analysis, any adjustments to revenue, operating costs and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive performance and may result in an increase in operating income during the performance of individual performance obligations if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. When estimates of total costs to be incurred exceed total estimates to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is recorded. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net revenue, operating costs and the related impact to operating income are recognized monthly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. See “Note 6 – Segment Information” for disaggregated revenue information.

Incremental Costs – Our incremental costs of obtaining a contract, which consists of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no amortization expense related to incremental costs in the third quarter of 2018 or 2017.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated financial statements:

	September 29, 2018	December 30, 2017
	(dollars in thousands)
Cash and cash equivalents	$5,252	$8,988
Restricted cash	—	660
Total cash, cash equivalents and restricted cash	$5,252	$9,648

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

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 29, 2018 and December 30, 2017:

	September 29, 2018	December 30, 2017
	(dollars in thousands)
Costs incurred on uncompleted contracts	$35,213	$57,916
Estimated earnings on uncompleted contracts	7,068	15,423
Earned revenues	42,281	73,339
Less: billings to date	38,277	69,400
Net costs and estimated earnings in excess of billings on uncompleted contracts	$4,004	$3,939

Contract assets	$4,291	$5,273
Contract liabilities	(287)	(1,334)
Net contract assets	$4,004	$3,939

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

Segment information for the three months ended September 29, 2018 and September 30, 2017 is as follows (dollars in thousands):

For the three months ended September 29, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$6,821	$7,434	$—	$14,255
Gross profit	1,133	1,160	—	2,293
Gross Profit Margin	16.6%	15.6%		16.1%
SG&A	469	633	1,381	2,483
Operating income (loss)	664	527	(1,381)	(190)
Other income				11
Interest expense, net				(1)
Tax expense				(17)
Net loss				$(197)

For the three months ended September 30, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,399	$7,497	$—	$12,896
Gross profit	411	1,210	—	1,621
Gross Profit Margin	7.6%	16.1%		12.6%
SG&A	516	699	1,826	3,041
Operating income (loss)	(105)	511	(1,826)	(1,420)
Other income				2
Interest expense, net				(19)
Tax expense				(10,717)
Net loss				$(12,154)

Segment information for the nine months ended September 29, 2018 and September 30, 2017 is as follows (dollars in thousands):

For the nine months ended September 29, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$18,568	$22,746	$—	$41,314
Gross profit	2,879	3,080	—	5,959
Gross Profit Margin	15.5%	13.5%		14.4%
SG&A	1,426	2,001	4,508	7,935
Operating income (loss)	1,453	1,079	(4,508)	(1,976)
Other expense				(367)
Interest expense, net				(14)
Tax expense				(31)
Net loss				$(2,388)

For the nine months ended September 30, 2017:	EPCM	Automation	Corporate	Consolidated

Revenue	$16,976	$24,360	$—	$41,336
Gross profit	1,742	4,123	—	5,865
Gross Profit Margin	10.3%	16.9%		14.2%
SG&A	1,614	2,106	5,783	9,503
Operating income (loss)	128	2,017	(5,783)	(3,638)
Other income				57
Interest expense, net				(95)
Tax expense				(10,250)
Net loss				$(13,926)

Total Assets by Segment	As of September 29, 2018	As of December 30, 2017
	(dollars in thousands)
EPCM	$6,457	$5,976
Automation	12,388	12,485
Corporate	5,415	10,791
Consolidated	$24,260	$29,252

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

The Company recorded income tax expense of $17 thousand for the three months ended September 29, 2018 as compared to income tax expense of $10.7 million for the three months ended September 30, 2017. The Company recorded income tax expense of $31 thousand for the nine months ended September 29, 2018 as compared to income tax expense of $10.3 million for the nine months ended September 30, 2017. No tax benefit is provided on the book loss for the nine months ended September 29, 2018 because of the full valuation allowance on any unrecognized benefit.

The effective income tax rate for the three months ended September 29, 2018 was (9.3)% as compared to (745.50)% for the three months ended September 30, 2017. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineered modular solutions to the energy industry. We deliver these solutions to our clients by combining our vertically integrated engineering and professional project execution services with our automation and systems integration expertise and mechanical fabrication capabilities. We believe our vertically integrated strategy allows us to differentiate our company from most of our competitors as a full service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems.

We are making strides implementing the multi-year strategic initiative we began last fall. We have identified modular project execution offerings as the opportunity to which our capabilities are best applied, focused our business development team on communicating these offerings to specific clients and realigned our internal reporting structure to better facilitate complete modular project execution. We have positioned ourselves as a full service, vertically integrated supplier in order to better accommodate the requests of our clients and capture opportunities of larger scope. A majority of these opportunities are expected to be in all sectors of the energy industry; however, some may be outside the energy sector. One result of our positioning is that our proposal pipeline has continued to increase, as we are now focused on selling complete fabricated modular systems as opposed to our past focus of primarily selling consultant man-hours. Many of the proposals in our pipeline have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more confident that commodity prices have stabilized at a sufficient level for a foreseeable time period.

We continue to be mindful of our overhead structure. While we have made investments in key individuals, product developments and new facilities and equipment, which have all negatively impacted our SG&A, we have been able to offset those increases with decreases in other areas and, overall, our SG&A costs have continued to decrease. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

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

Results of Operations

Historically, the majority of our revenue was provided through time-and-material contracts. However, due to our focus on providing engineered modular solutions, approximately 42% of our revenue was from fixed-price contracts during the first nine months of 2018 as compared to 31% for the first nine months of 2017. In the course of providing our time-and-material services, we routinely provide materials and equipment and may provide construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The material purchases and the use of subcontractor services can vary significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company’s core business trends.

Segment operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Corporate SG&A expenses include finance, accounting, human resources, business development, legal and information technology which are unrelated to specific projects but which are incurred to support the company’s activities.

Comparison of the three and nine months ended September 29, 2018 versus the three and nine months ended September 30, 2017

The following table, for the three months ended September 29, 2018 versus the three months ended September 30, 2017, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended September 29, 2018:
Revenue	$6,821	$7,434	$—	$14,255	100%
Gross profit	1,133	1,160	—	2,293
Gross Profit Margin	16.6%	15.6%		16.1%
SG&A	469	633	1,381	2,483	17.4%
Operating income (loss)	664	527	(1,381)	(190)	(1.3)%
Other income				11
Interest expense, net				(1)
Tax expense				(17)
Net loss				$(197)	(1.4)%
Diluted loss per share				$(0.01)

Three months ended September 30, 2017:
Revenue	$5,399	$7,497	$—	$12,896	$100%
Gross profit	411	1,210	—	1,621
Gross Profit Margin	7.6%	16.1%		12.6%
SG&A	516	699	1,826	3,041	23.6%
Operating income (loss)	(105)	511	(1,826)	(1,420)	(11.0)%
Other income				2
Interest expense, net				(19)
Tax expense				(10,717)
Net loss				$(12,154)	(94.2)%
Diluted loss per share				(0.44)

Increase (Decrease) in Operating Results:
Revenue	$1,422	$(63)	$—	$1,359	10.5%
Gross profit (loss)	722	(50)	—	672
SG&A	(47)	(66)	(445)	(558)	(18.4)%
Operating income	769	16	445	1,230	(86.6)%
Other income				9
Interest expense, net				18
Tax expense				(10,700)
Net loss				(11,957)	98.4%
Diluted loss per share				0.43

The following table, for the nine months ended September 29, 2018 versus the nine months ended September 30, 2017, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Nine months ended September 29, 2018:
Revenue	$18,568	$22,746	$—	$41,314	100%
Gross profit	2,879	3,080	—	5,959
Gross Profit Margin	15.5%	13.5%		14.4%
SG&A	1,426	2,001	4,508	7,935	19.2%
Operating income (loss)	1,453	1,079	(4,508)	(1,976)	(4.8)%
Other expense				(367)
Interest expense, net				(14)
Tax expense				(31)
Net loss				$(2,388)	(5.8)%
Diluted loss per share				(0.09)

Nine months ended September 30, 2017:
Revenue	$16,976	$24,360	$—	$41,336	100%
Gross profit	1,742	4,123	—	5,865
Gross Profit Margin	10.3%	16.9%		14.2%
SG&A	1,614	2,106	5,783	9,503	23.0%
Operating income (loss)	128	2,017	(5,783)	(3,638)	(8.8)%
Other income				57
Interest expense, net				(95)
Tax expense				(10,250)
Net loss				$(13,926)	(33.7)%
Diluted loss per share				(0.51)

Increase (Decrease) in Operating Results:
Revenue	$1,592	$(1,614)	$—	$(22)	(0.1)%
Gross profit (loss)	1,137	(1,043)	—	94
SG&A	(188)	(105)	(1,275)	(1,568)	(16.5)%
Operating income (loss)	1,325	(938)	1,275	1,662	(45.7)%
Other income (expense)				(424)
Interest expense, net				81
Tax expense				10,219
Net loss				11,538	(82.9)%
Diluted loss per share				0.42

Revenue – Revenue increased $1.4 million to $14.3 million from $12.9 million, or an increase of 10.5%, for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017. Revenue from the EPCM segment increased $1.4 million to $6.8 million from $5.4 million, or an increase of 26.3%, for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017 primarily as a result of increased volume from engineered modular solutions. Revenue from the Automation segment decreased $0.1 million to $7.4 million from $7.5 million, or a decrease of 0.9%, for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017. This decrease is driven largely by reduced material purchases on time and material based contract work of $0.5 million and the completion of the CPC project in 2017, which contributed $0.8 million of revenue in the prior period offset by increased integration revenue of $1.2 million due to several previously announced large awards.

Revenue was $41.3 million for both the nine months ended September 29, 2018 and the nine months ended September 30, 2017, while approximately $1.6 million in revenue shifted from Automation to EPCM. This effectively increased the revenue from the EPCM segment by $1.6 million to $18.6 million from $17.0 million, or an increase of 9.4%, for the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017 and decreased revenue from the Automation segment by $1.6 million to $22.7 million from $24.3 million, or a decrease of 6.6%, for the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017. Increased volume from our engineered modular solutions in the EPCM segment provided revenue of $5.1 million partially offset by the completion of two projects in 2017. The decrease in Automation is driven by reduced material purchases on time and material based contracts of $1.5 million and completion of the CPC project in 2017, which contributed $2.8 million in the prior period, partially offset by revenues from previously announced awards which added $2.7 million.

Gross Profit – Gross profit margin increased 3.5% to 16.1% from 12.6% for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017. Gross profit for the EPCM segment increased $0.7 million to $1.1 million from $0.4 million and its gross profit margin increased 9.0% to 16.6% from 7.6% for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017. The increase in gross profit margin is primarily attributable to more efficient utilization of our personnel which increased gross profit margin by 6.2%. The increase in gross profit was also driven by increased volume of engineered modular solutions which contributed 2.5% to the increase. Gross profit margin for the Automation segment declined 0.5% to 15.6% from 16.1% for the three months ended September 29, 2018, as compared to the three months ended September 30, 2017, primarily due to decreased utilization of our personnel.

Gross profit margin increased 0.2% to 14.4% from 14.2% for the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017. Gross profit for the EPCM segment increased $1.1 million to $2.9 million from $1.7 million and its gross profit margin increased 5.2% to 15.5% from 10.3% for the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017. The increase in gross profit was primarily driven by increased volume from our engineered modular solutions which accounted for 3.8% of the increase. The increase in gross profit margin was compounded by more efficient utilization of our personnel which added 2.1%. Gross profit for the Automation segment decreased $1.0 million to $3.1 million from $4.1 million and its gross profit margin declined 3.4% to 13.5% from 16.9% for the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017. The decline in gross profit margin is driven largely by project reversals earlier in the year that contributed 2.2% to the margin decline and a reduction due to the completion of the CPC project in 2017 which produced higher profit margins.

Selling, General and Administrative and Other Income (Expense) – Overall our SG&A expenses declined by $0.6 million for the three months ended September 29, 2018 as compared to the three months ended September 30, 2017. During the second half of 2017, we eliminated several overhead positions and re-negotiated several of our office leases resulting in a decline in office salaries of $0.1 million and facility costs of $0.1 million for the three months ended September 29, 2018 as compared to the three months ended September 30, 2017. In addition, our depreciation and amortization declined by $0.2 million and our stock compensation costs decreased by $0.2 million over the same periods.

Overall our SG&A expenses declined by $1.6 million for the nine months ended September 29, 2018 as compared to the nine months ended September 30, 2017. For the reasons cited above, our office salaries declined by $0.8 million, facility and office costs declined by $0.3 million and our depreciation and amortization declined by $0.4 million for the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017.

Interest Expense, net - Interest expense is incurred primarily in connection with our insurance financing and our capital leases. Our interest expense has decreased from less than $0.1 million for the nine months ended September 30, 2017 to approximately $14 thousand for the nine months ended September 29, 2018.

Tax Expense – We recorded income tax expense of $17 thousand for the three months ended September 29, 2018 as compared to income tax expense of $10.7 million for the three months ended September 30, 2017. We recorded income tax expense of $31 thousand for the nine months ended September 29, 2018 as compared to income tax expense of $10.3 million for the nine months ended September 30, 2017. No tax benefit is provided on the book loss for the nine months ended September 29, 2018 because of the full valuation allowance on any unrecognized benefit.

Net Loss – Net loss for the three months ended September 29, 2018 was $0.2 million, or a $12.0 million decrease from a net loss of $12.2 million for the three months ended September 30, 2017, primarily as a result of lower tax expense.

Net loss for the nine months ended September 29, 2018 was $2.4 million, or an $11.6 million decrease from a net loss of $14.0 million for the nine months ended September 30, 2017, primarily as a result of lower tax expense.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand and internally generated funds. We had cash and restricted cash of approximately $5.3 million at September 29, 2018 and $9.6 million as of December 30, 2017. Our working capital as of September 29, 2018 was $14.9 million versus $16.8 million as of December 30, 2017. We believe our cash on hand, internally generated funds and other working capital are sufficient to fund our ongoing operations and provide us with the funds for near-term growth.

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

Cash Flows from Operating Activities

Operating activities used $4.3 million of cash and $4.0 million of cash for the nine months ended September 29, 2018 and September 30, 2017, respectively. The primary drivers of our cash used in operations for the nine months ended September 29, 2018 were our operating loss before non-cash expenses of $2.4 million, an increase in trade receivables of $1.4 million, increases of contract assets net of contract liabilities of $0.1 million and increases of other components of working capital of $0.4 million.

The primary drivers of our cash used in operations for the nine months ended September 30, 2017 were our operating loss before non-cash expenses of $13.9 million, an increase in trade receivables of $0.1 million, an increase of contract assets net of contract liabilities of $0.8 million and a reduction of deferred tax asset of $10.2 million, partially offset by other components of working capital of $0.7 million.

Cash Flows from Investing Activities

Investing activities used cash of $70 thousand for the nine months ended September 29, 2018 primarily due to expenditures for property and equipment of $89 thousand partially offset by proceeds from notes receivable of $19 thousand.

Investing activities used cash of $0.5 million for the nine months ended September 30, 2017 primarily due to the expenditures for property and equipment.

Cash Flows from Financing Activities

The use of cash for financing activities during the nine months ended September 29, 2018 of $0.1 million was for the payment of our capital leases obligations. Financing activities for the nine months ended September 30, 2017 used $0.2 million for the payment of our capital leases obligations and $0.1 million for the purchase of treasury stock.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will amend the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We intend to adopt the standard on the effective date of December 30, 2018. We are currently evaluating our population of leased assets in order to assess the impact of the ASU on our lease portfolio and designing and implementing new processes and controls. Until this effort is completed, we cannot determine the effect of the ASU on our results of operations, financial condition or cash flows.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2018, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2018, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 29, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of September 29, 2018, our backlog was approximately $32.7 million. We expect a majority of this backlog to be completed in 2018 and 2019. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of September 29, 2018 we had one project that had $30 thousand in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*10.1	Sixth Amendment to Office Lease between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 6, 2018.

*10.2	Tenth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 23, 2018.

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2018

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2018

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2018

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2018
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

