Form 10-K
period 2018-12-29
ENGLOBAL CORP
filed 2019-03-28
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $14,721,610 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 29, 2018).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 27, 2019 is as follows: 27,409,907 shares.

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2019.

ENGLOBAL CORPORATION

2018 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries’ serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in the section of this Report entitled “Risk Factors,” among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (1) our ability to identify, evaluate, and complete any strategic alternative in connection with our review of strategic alternatives; (2) the impact of the announcement of our review of strategic alternatives on our business, including our financial and operating results, or our employees, suppliers and customers; (3) the effect of economic downturns and the volatility and level of oil and natural gas prices; (4) our ability to retain existing customers and attract new customers; (5) our ability to accurately estimate the overall risks, revenue or costs on a contract; (6) the risk of providing services in excess of original project scope without having an approved change order; (7) our ability to execute our expansion into the modular solutions market and to execute our updated business growth strategy to position the Company as a leading provider of higher value industrial automation and Industrial Internet of Things services to its customer base; (8) our ability to attract and retain key professional personnel; (9) our ability to fund our operations and grow our business utilizing cash on hand, internally generated funds and other working capital; (10) our ability to obtain additional financing, including pursuant to a new credit facility, when needed: (11) our dependence on one or a few customers; (12) the risks of internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, malicious code, cyber-attacks, phishing and other cyber security problems, natural disasters, power shortages or terrorist attacks; (13) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (14) the uncertainties related to the U.S. Government’s budgetary process and their effects on our long-term U.S. Government contracts; (15) the risk of unexpected liability claims or poor safety performance; (16) our ability to identify, consummate and integrate potential acquisitions; (17) our reliance on third-party subcontractors and equipment manufacturers; (18) our ability to satisfy the continued listing standards of NASDAQ with respect to our common stock or to cure any continued listing standard deficiency with respect thereto; and (19) the effect of changes in laws and regulations, including U.S. tax laws, with which the Company must comply and the associated cost of compliance with such laws and regulations. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal’s filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company’s most recent reports on Form 10-K and 10-Q, and other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineered modular solutions to the energy industry. We deliver these solutions to our clients by combining our vertically integrated engineering and professional project execution services with our automation and systems integration expertise and mechanical fabrication capabilities. We believe our vertically integrated strategy allows us to differentiate our company from most of our competitors as a full service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project schedules and costs. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems. All of the information contained in this Annual Report on Form 10-K relates to the annual periods ended December 29, 2018 and December 30, 2017, both of which contained 52 weeks.

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

Our business development focuses on building long-term relationships with customers and clients in order to provide solutions throughout the life-cycle of their projects and facilities. Additionally, we seek to capitalize on cross-selling opportunities between our Engineering, Procurement and Construction Management (“EPCM”) and Automation segments and many of our projects will contain elements of both. Sales leads are often jointly developed and pursued by our business development personnel from both of these segments.

Products and services are also promoted through trade advertising, participation in industry conferences and on-line Internet communication via our corporate home page at www.englobal.com. The ENGlobal website illustrates our Company’s full range of services and capabilities and is updated on an ongoing basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about our company. We develop preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services or umbrella agreements (“MSA”) typically have a duration of multiple years. This allows our clients to release work to us without having to negotiate contract terms for each project released. With the primary terms of the contract settled, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations.

We are making strides implementing the multi-year strategic initiative we began in the fall of 2017. We have identified modular project execution offerings as the opportunity to which our capabilities are best applied, focused our business development team on communicating these offerings to specific clients and realigned our internal reporting structure to better facilitate complete modular project execution. We have identified seven strategic market initiatives where we have a history of delivering project solutions and can provide complete project execution that includes engineering, design, fabrication and integration of automated control systems as a complete packaged solution for our clients, preferably in a modular form. This “design it once – build it many times” concept has many merits including a single vendor interface, better control of costs, better control of schedule and lower safety risk. These seven targeted market initiatives include: (1) natural gas and crude oil production systems; (2) synthesis gas processing; (3) control systems implementation; (4) continuous emission monitoring systems; (5) pipeline pump, compression, metering, loading and blending systems; (6) adding customer relationships in specific markets for automation; and (7) expanding government services beyond our heritage contracts. We have identified specific individuals within the Company to lead the efforts for each market initiative - “a champion” - while coordinating with the other sales leaders.

We have positioned ourselves as a full service, vertically integrated supplier in order to better accommodate the requests of our clients and capture opportunities of larger scope. A majority of these opportunities are expected to be in all sectors of the energy industry; however, some may be outside the energy sector. One result of our sales efforts is that our proposal pipeline continues to increase as we are now focused on selling complete packaged solutions as opposed to our past focus of primarily selling consultant man-hours. Many of these proposals have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more confident that commodity prices have stabilized at a sufficient level or foreseeable time period. Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to pay us for services provided through the termination date. A significant portion of our revenue is generated through MSAs with our clients. Projects awarded under these MSAs tend to be smaller in nature, but continuously awarded as each one is completed. In these instances, only the current unfinished projects are included in our backlog. Additionally, we have historically performed work under longer term contracts with the U.S. Navy that were generally renewed, released or awarded on an annual basis. Recently, the federal government has begun changing the contracting agency for this work. This has created some disruption to the contracting sequence and may have caused some decline in the year over year comparison of backlog. At December 29, 2018, our backlog was $29.2 million. Of this amount, $23.7 million was for Automation and $5.5 million was for EPCM. This compares to a total backlog of $24.1 million as of December 30, 2017 with $7.3 million for EPCM and $16.8 million for Automation.

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

Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate expenses.

Products and Services

The EPCM segment provides multi-disciplined engineering services and fabrication relating to the development, management and execution of projects requiring professional engineering and related project management services primarily to the energy industry throughout the United States. Our EPCM segment offers feasibility studies, engineering, design, procurement, construction management and fabrication. The EPCM segment currently operates through ENGlobal’s wholly-owned subsidiary, ENGlobal U.S., Inc. (“ENGlobal U.S.”). The EPCM segment offers a wide range of services as a single source provider for project delivery and can incorporate services provided by our Automation segment when necessary. ENGlobal’s engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our services include conceptual studies, project definition, cost estimating, engineering design, environmental compliance, material procurement, project management, construction management and fabrication.

The EPCM segment derives revenue primarily on contracts from time-and-material fees charged for professional and technical services. Its operating income is derived primarily from services it provides to the oil and gas industry. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement, construction management and fabrication are performed for a fixed amount.

The Automation segment provides services related to the design, integration and implementation of process distributed control and analyzer systems, advanced automated data gathering systems, information technology and to the maintenance of these systems primarily to the energy industry throughout the United States and to the U.S. Government globally. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The Automation segment operates through ENGlobal’s wholly-owned subsidiaries, ENGlobal U.S and ENGlobal Government Services, Inc. (“EGS”). These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries and to the U.S. government.

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

Customers

Our customer base consists primarily of Fortune 500 companies in the energy industry and the U.S. government. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to the longevity of major projects, such as facility upgrades or expansions. ENGlobal may work for many different subsidiaries or divisions of a client. The loss of a single large customer, including all of its subsidiaries or divisions, or the reduction in demand for our services by several customers in the same year could have a material impact on our financial results. We continue to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention. Revenue generated through sources such as preferred provider relationships are longer-term in nature and are not typically limited to one project.

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 75.7% of our total revenues for 2018 and 75.5% of our total revenues for 2017. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2018 were the U.S. Government and one of the world’s largest independent oil and natural gas exploration and production companies. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers. For the years ended December 29, 2018 and December 30, 2017, we had approximately 92 and 84 active customers, respectively.

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

Employees

As of December 29, 2018, we employed approximately 238 individuals on a full-time equivalent basis compared to approximately 252 individuals on a full-time equivalent basis as of December 30, 2017. The 5.6% decrease in personnel in 2018 was primarily attributable to our ability to more effectively leverage our employee base and augment our full time staff with temporary help as needed. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. While the overall number of employees has declined, during 2017 and 2018 we strategically hired several talented, experienced individuals with significant relationships with our current and new customers to expand our product offerings to our existing customers and to implement the multi-year strategic initiative described above. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Benefit Plans

ENGlobal sponsors a 401(k) retirement plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. For active participants, we match 33.3% of elective deferrals up to 6%, for a maximum of 2% of an employee’s compensation. This match was suspended beginning December 30, 2018. We have made contributions totaling $0.3 million to the plan for each of the years ended December 29, 2018 and December 30, 2017.

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

In addition, demand for our services in the upstream oil and gas industry fluctuates and relies on our clients’ willingness to make future expenditures to explore for, develop, produce and transport oil and natural gas in the United States. For example, during 2017 and 2018, our revenues were negatively impacted by the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry. Our clients’ willingness to undertake these activities depends largely on the following factors:

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

Our focus on seven strategic market initiatives could subject us to increased costs and related risks and may not achieve the intended results. Focusing our business activities on seven strategic market initiatives could subject us to increased costs and related risks and we may not achieve the intended results. These initiatives may require additional investments by the Company and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

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

We are currently operating without a credit facility which may limit our ability to finance operations or engage in other business activities which could have a material impact on our financial condition. While we believe our current cash on hand, internally generated funds and other working capital are sufficient to fund our current operations, not having a credit facility may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2018, our top three clients accounted for 20.0%, 14.7% and 10.2% of our revenue, respectively, and our ten largest customers accounted for 75.7% of our revenue. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our clients, which could damage our reputation and adversely affect our revenue, profitability and operating results. Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, malicious code, cyber-attacks, phishing and other cyber security problems, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our clients for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected. We have invested and will continue to pursue further investments in systems that will allow us to achieve and remain in compliance with the regulations governing our business; however, there can be no assurance that such systems will be effective at achieving and maintaining compliance or that we will not incur additional costs in order to make such systems effective.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of December 29, 2018, we had one project that had $16 thousand in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of December 29, 2018, our backlog was approximately $29.2 million. We expect a majority of this backlog to be completed in 2019. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a U.S. Government contractor, or any exercise by the U.S. Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business. In 2018, we generated approximately 20.3% of our revenue from contracts with U.S. federal, state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our U.S. Government contracting business, including the following:

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

Our stock price could be volatile, which could cause you to lose part or all of your investment. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy related companies, has been and may continue to be highly volatile. During 2018, the sales price of our stock ranged from a low of $0.52 per share in December 2018, to a high of $1.47 per share in June 2018. Factors such as announcements concerning our financial and operating results, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock. From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 59% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold. Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 47,512,406 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of December 29, 2018. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

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

Our common stock may be delisted from NASDAQ, which may make it more difficult for you to sell your shares. In November 2018, we received written notice from The NASDAQ Stock Market (“NASDAQ”) indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until May 28, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day period.

If we are not in compliance with the minimum bid price requirement by May 28, 2019, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except the minimum bid price requirement. In addition, we would be required to notify NASDAQ of our intent to cure the minimum bid price deficiency, which may include implementing a reverse stock split.

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

ITEM 2. PROPERTIES

We lease space in five buildings in the U.S. totaling approximately 181,000 square feet. The leases have remaining terms ranging from two months to forty-four months and are on terms that we consider commercially reasonable. We are in discussions to extend leases with remaining terms of less than one year or enter into new leases for comparable space. We have no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices in Tulsa, Oklahoma; Denver, Colorado; and Henderson, Texas. Approximately 100,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location. Our Automation segment performs assembly services in its Houston, Texas integration facility with approximately 81,000 square feet of space. Our EPCM segment performs fabrication services in its Henderson, Texas facility on 31 acres with approximately 22,000 square feet of shop space.

ITEM 3. LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries may be involved in various legal proceedings or may be subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, management is not aware of any such claims against the Company or any subsidiary business entity.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on the NASDAQ Capital Market (NASDAQ - CM) under the symbol “ENG” since April 16, 2013 and the NASDAQ Global Market prior to that date. Newspaper and on-line stock listings identify us as “ENGlobal.”

As of December 29, 2018, approximately 236 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock for the fourth quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
September 30, 2018 to October 27, 2018	—	—	1,191,050	$501,591
October 28, 2018 to December 1, 2018	—	—	1,191,050	$501,591
December 2, 2018 to December 29, 2018	21,723	0.70	1,212,773	$486,279

(1)On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of December 29, 2018, the Company had purchased and retired 1,212,773 shares at an aggregate cost of $1.5 million under this repurchase program.

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

Overview

We are making strides implementing the multi-year strategic initiative we began in the fall of 2017. We have identified modular project execution offerings as the opportunity to which our capabilities are best applied, focused our business development team on communicating these offerings to specific clients and realigned our internal reporting structure to better facilitate complete modular project execution. We have identified seven strategic market initiatives where we have a history of delivering project solutions and can provide complete project execution that includes engineering, design, fabrication and integration of automated control systems as a complete packaged solution for our clients, preferably in a modular form. This “design it once – build it many times” concept has many merits including a single vendor interface, better control of costs, better control of schedule and lower safety risk. These seven targeted market initiatives include: (1) natural gas and crude oil production systems; (2) synthesis gas processing; (3) control systems implementation; (4) continuous emission monitoring systems; (5) pipeline pump, compression, metering, loading and blending systems; (6) adding customer relationships in specific markets for automation; and (7) expanding government services beyond our heritage contracts. We have identified specific individuals within the Company to lead the efforts for each market initiative - “a champion” - while coordinating with the other sales leaders.

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

Results of Operations

Our revenue is comprised of services revenue and the sale of engineered modular solutions. We generally recognize service revenue as soon as the services are performed. The majority of our engineering services have historically been provided through time-and-material contracts whereas a majority of our engineered modular solutions revenues are earned on fixed-price contracts. During 2018, we worked on 556 projects ranging in size from $1 thousand to $17 million. The average size of the projects during 2018 was $332 thousand and we recorded an average revenue of $101 thousand per project. During 2017, excluding the Caspian Pipeline Consortium Project in Russia and Kazakhstan (“CPC Project”), we worked on 483 projects ranging in size from a few hundred dollars to $15 million and recorded an average revenue of $115 thousand per project. Historically, the majority of our revenue was provided through time-and-material contracts. However, due to our focus on providing engineered modular solutions, revenue from fixed-price contracts increased to approximately 40% of our revenue during 2018 as compared to 36% for 2017. The CPC Project was completed in 2017.

In the course of providing our services, we routinely provide materials and equipment and may provide construction management or construction services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in total are at margins much lower than those of our services business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of our core business trends.

Segment operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, bad debt and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Corporate SG&A expenses includes investor relations, business development, governance, finance, accounting, health, safety, environmental, human resources, legal and information technology which are unrelated to specific projects but which are incurred to support corporate activities.

Reporting Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. The operating performance is regularly reviewed with the operational leaders of the two segments, the CEO, CFO and others. This group represents the CODM for ENGlobal.

Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate expenses. We have revised our segment reporting to reflect our current management approach and recast prior periods to conform to the current segment presentation.

Comparison of the years ended December 29, 2018 and December 30, 2017

The following table set forth below, for the years ended December 29, 2018 and December 30, 2017, provides financial data that is derived from our consolidated statements of operations (amounts in thousands, except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 29, 2018:
Revenue	$24,152	$29,844	$—	$53,996	100.0%
Gross profit	3,012	3,921	—	6,933	12.8%
SG&A	1,871	2,575	5,584	10,030	18.6%
Goodwill impairment	—	2,086	—	2,086	3.9%
Operating income (loss)	1,141	(740)	(5,584)	(5,183)	(9.6)%
Other expense, net				(356)	(0.7)%
Interest expense, net				(22)	(0.0)%
Tax expense				(110)	(0.2)%
Net loss				(5,671)	(10.5)%
Loss per share				$(0.21)

	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 30, 2017:
Revenue	$22,595	$33,170	$—	$55,765	100.0%
Gross profit	1,107	5,331	—	6,438	11.5%
SG&A	2,477	2,793	7,311	12,581	22.6%
Goodwill impairment	—	—	—	—	0.0%
Operating income (loss)	(1,370)	2,538	(7,311)	(6,143)	(11.0)%
Other income, net				76	0.1%
Interest expense, net				(104)	(0.2)%
Tax expense				(10,087)	(18.1)%
Net loss				(16,258)	(29.2)%
Loss per share				$(0.59)

	EPCM	Automation	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$1,557	(3,326)	—	(1,769)	(3.2)%
Gross profit	1,905	(1,410)	—	495	7.7%
SG&A	(606)	(218)	(1,727)	(2,551)	(20.3)%
Goodwill impairment	—	2,086	—	2,086	16.6%
Operating income (loss)	2,511	(3,278)	1,727	960	15.6%
Other expense, net				(432)	(568.9)%
Interest expense, net				82	79.1%
Tax expense				9,977	(98.9)%
Net loss				10,587	65.1%
Loss per share				0.38

Revenue – Overall, our revenue for the year ended December 29, 2018, as compared to the year ended December 30, 2017 decreased $1.8 million, or 3.2%, to $54.0 million from $55.8 million. Revenue from the Automation segment decreased $3.3 million, or 10.0%, to $29.8 million for the year ended December 29, 2018, as compared to $33.1 million for the comparable period in 2017 and revenues from the EPCM segment increased $1.6 million, or 6.9%, to $24.1 million for the year ended December 29, 2018 as compared to $22.6 million for the comparable period in 2017. Our 2018 revenue for the EPCM segment continued to be negatively impacted by the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry. The reduction in revenue in the Automation segment is primarily due to the wind-down of the CPC Project that was completed during 2017. Excluding the revenues from the CPC Project of $4.6 million in 2017, revenues in the Automation segment would have increased $1.3 million or 4.6%.

Gross Profit – Gross profit for the year ended December 29, 2018 was $6.9 million, an increase of $0.5 million, or 7.7%, from $6.4 million for the comparable prior year period. Gross profit margin was 12.8% for the year ended December 29, 2018, an increase from the 11.5% gross profit margin for the year ended December 30, 2017. We experienced unusually high employee benefit costs in 2018 that were $0.7 million higher than in 2017 which led to a 1.3% gross profit reduction.

Gross profit in the Automation segment decreased $1.4 million, or 26.4%, to $3.9 million for a gross profit margin of 13.1% for the year ended December 29, 2018 as compared to $5.3 million with a gross profit margin of 16.1% for the year ended December 30, 2017. Excluding the effects on gross profit margin generated by the CPC Project, our Automation 2017 gross profit margin would have been 11.5%. Increased employee benefit costs attributable to the Automation segment were $0.2 million and contributed to a 0.7% decrease to gross profit margin for 2018.

Gross profit in our EPCM segment increased $1.9 million, or 172.1%, to $3.0 million for a gross profit margin of 12.5% for the year ended December 29, 2018 as compared to $1.1 million for a gross profit margin of 4.9% for the year ended December 30, 2017. The increase in the EPCM segment’s 2018 gross profit margin is primarily due to our modular solution initiative which contributed $7.1 million in revenue and had a 3.4% positive impact to gross profit margin. Gross profit margin was further positively impacted by a reduction in variable labor resulting in a 2.1% increase. We continue to monitor labor utilization for both the EPCM and the Automation segments with the goal of improving gross profit margins while remaining positioned for a potential rebound and growth in future periods. Increased employee benefit costs attributable to the EPCM segment were $0.5 million and contributed to a 2.2% decrease to gross profit margin for 2018.

Selling, General and Administrative – Overall, our SG&A expenses decreased by $2.6 million for the year ended December 29, 2018 as compared to the year ended December 30, 2017. This decrease in SG&A is driven by reductions of stock compensation expense of $0.5 million, salaries of $0.7 million, depreciation of $0.5 million, bad debt expense of $0.3 million, office expense of $0.2 million and facility costs of $0.2 million. These reductions in our SG&A were offset by $0.3 million in legal fees associated with two litigation matters that were settled in 2018. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Goodwill Impairment - We performed a qualitative assessment of goodwill for 2018 which indicated goodwill for our Automation reporting unit may be impaired and a quantitative assessment was needed. As the result of our quantitative assessment, we recorded a goodwill impairment of approximately $2.1 million as of December 29, 2018 for the Automation reporting unit. No goodwill impairment was recorded in the 2017 period.

Other expense - The Company settled two litigation matters in 2018 which resulted in other expense of $0.4 million.

Loss before income taxes – Loss before income taxes was $5.6 million for the year ended December 29, 2018. The Company would have reported a $2.1 million loss before income taxes without the additional expense of $2.1 million in goodwill impairment, $0.7 million in employee benefit costs, $0.3 million in legal costs associated with litigation and $0.4 million in litigation settlements.

Tax expense – Tax expense was $0.1 million for the year ended December 29, 2018 compared to $10.1 million for the year ended December 30, 2017. This decrease in tax expense is due largely to the change in valuation allowance.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. As we are currently operating without a credit facility, our primary sources of liquidity are cash on hand and internally generated funds. Our cash and restricted cash declined to $6.1 million at December 29, 2018 from $9.6 million at December 30, 2017, as our operating activities used approximately $3.4 million in net cash during the year ended December 29, 2018 primarily to fund our losses. Our working capital as of December 29, 2018 was $13.7 million as compared to $16.8 million as of December 30, 2017.

Additionally, we are continuing to proactively seek opportunities to improve our project awards ratio, streamline our project execution, and increase our project margins and reduce selling, general and administrative costs. However, challenging industry conditions and a competitive environment that extended throughout fiscal 2018 are expected to continue through the first quarter of 2019 and negatively impact our financial results for the quarter. Despite these market conditions, we believe our current cash on hand, internally generated funds and our other working capital will be sufficient to fund our current operations and expected growth for the next twelve months.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers or our major customers significantly reduce the amount of work requested from us, (4) we are unable to win new projects that we can perform on a profitable basis or (5) we are unable to reverse our use of cash to fund losses. If any such event occurs, we would be forced to consider alternative financing options.

On April 18, 2018, we announced that our Board of Directors had initiated a review of strategic alternatives, which could include strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing shareholder value. The Company engaged B. Riley FBR, Inc. as its exclusive financial advisor during this process. The Company does not intend to disclose or comment on developments related to its review unless and until the Board has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that the Board's strategic review will result in any transaction, or any assurance as to its outcome or timing.

Cash Flows from Operating Activities

Operating activities used approximately $3.4 million in net cash during the year ended December 29, 2018, compared with net cash used of $5.1 million during the comparable period in 2017. The primary driver of the cash used by operations for the year ended December 29, 2018 was our net loss of $5.7 million less non-cash expenses of goodwill impairment, depreciation, amortization and stock compensation resulting in a net $3.0 million use of cash. The remaining use of cash was due to a shift in other working capital items.

Cash Flows from Investing Activities

Investing activities used cash of $0.1 million during the year ended December 29, 2018 and used cash of $0.7 million during the year ended December 30, 2017 primarily related to the purchase of equipment used to outfit our fabrication facility. The primary driver of the decrease in our cash used by investing activities was a decrease in capital expenditures of $0.6 million. Capital expenditures are generally related to replacement computer hardware and software used by our employees in performing their work activities for our clients.

Cash Flows from Financing Activities

Financing activities used cash of $0.1 million during the year ended December 29, 2018 and $0.3 million during the year ended December 30, 2017 for the repurchase of our common stock and payments on capital leases. The primary reason for the decrease in net cash used in financing activities was the temporary suspension of repurchases of our common stock under our stock repurchase program from May 26, 2017 to December 19, 2018.

Stock Repurchase Program - On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. During the year ended December 26, 2015, we purchased and retired 53,744 shares at a cost of $0.1 million under this program, during the year ended December 31, 2016, we purchased and retired 1,074,150 shares at a cost of $1.3 million under this program, during the year ended December 30, 2017, we purchased and retired 63,156 shares at a cost of $0.1 million, and during the year ended December 29, 2018, we purchased and retired 21,723 shares at a cost of $15 thousand.

Accounts Receivable

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased $1.1 million, or 12.0%, to $10.2 million as of December 29, 2018 compared to $9.1 million as of December 30, 2017. Bad debt expense was $0.1 million and $0.4 million for the years ended December 29, 2018 and December 30, 2017, respectively. Our allowance for uncollectible accounts decreased $0.5 million to $0.2 million as of December 29, 2018 and decreased as a percentage of trade accounts receivable to 2.0% for 2018 from 7.6% for 2017. We continue to manage this portion of our business very carefully.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ENGlobal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2018 and December 30, 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas

March 28, 2019

We have served as the Company’s auditor since 2017.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 29,	December 30,
	2018	2017
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash	$6,060	$9,648
Trade receivables, net of allowances of $202 and $695	10,211	9,114
Prepaid expenses and other current assets	1,096	994
Costs and estimated earnings in excess of billings on uncompleted contracts	3,175	5,273
Total Current Assets	20,542	25,029
Property and Equipment, net	677	1,027
Goodwill	720	2,806
Other Assets	367	390
Total Assets	$22,306	$29,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,172	$3,742
Accrued compensation and benefits	2,301	2,039
Billings in excess of costs and estimated earnings on uncompleted contracts	604	1,334
Other current liabilities	740	1,068
Total Liabilities	6,817	8,183
Commitments and Contingencies (Notes 6 and 13)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,487,594 and 27,514,380 shares issued and outstanding at December 29, 2018 and December 30, 2017	27	27
Additional paid-in capital	36,934	36,843
Accumulated deficit	(21,472)	(15,801)
Total Stockholders’ Equity	15,489	21,069
Total Liabilities and Stockholders’ Equity	$22,306	$29,252

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 29,	Year Ended December 30,
	2018	2017

Operating revenues	$53,996	$55,765
Operating costs	47,063	49,327
Gross profit	6,933	6,438
Operating costs and expenses:
Selling, general, and administrative expenses	10,030	12,581
Goodwill impairment	2,086	—
Operating loss	(5,183)	(6,143)
Other income (expense)
Interest expense, net	(22)	(104)
Other income (expense), net	(356)	76
Loss before income taxes	(5,561)	(6,171)

Provision for federal and state income taxes	(110)	(10,087)

Net loss	$(5,671)	$(16,258)

Basic and diluted loss per common share	$(0.21)	$(0.59)

Basic and diluted weighted average shares used in computing loss per share:	27,510	27,352

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Year Ended December 29,	Year Ended December 30,
	2018	2017

Common Stock
Balance at beginning of year	$27	$27
Treasury stock retired	—	—
Balance at end of year	27	27

Additional Paid-in Capital
Balance at beginning of year	36,843	36,322
Share-based compensation - employee	106	387
Share-based compensation - nonemployee	—	225
Treasury stock retired	(15)	(91)
Balance at end of year	36,934	36,843

Accumulated Earnings (Deficit)
Balance at beginning of year	(15,801)	457
Net loss	(5,671)	(16,258)
Balance at end of year	(21,472)	(15,801)

Treasury Stock
Balance at beginning of year	—	—
Stock repurchased	(15)	(91)
Treasury stock retired	15	91
Balance at end of year	—	—

Total Stockholders’ Equity	$15,489	$21,069

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 29,	Year Ended December 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,671)	$(16,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460	970
Deferred income tax benefit	—	10,208
Goodwill impairment	2,086	—
Share-based compensation expense - employee	106	387
Share-based compensation expense - nonemployee	—	225
Loss on disposal of asset	(2)	—
Changes in current assets and liabilities:
Trade receivables	(1,097)	1,341
Costs and estimated earnings in excess of billings on uncompleted contracts	2,099	(2,839)
Prepaid expenses and other assets	(104)	166
Accounts payable	(570)	866
Accrued compensation and benefits	262	(60)
Billings in excess of costs and estimated earnings on uncompleted contracts	(731)	(37)
Other liabilities	(291)	(91)
Income taxes receivable	25	18
Net cash used in operating activities	(3,428)	(5,104)
Cash Flows from Investing Activities:
Property and equipment acquired	(107)	(713)
Proceeds from notes receivable	24	49
Net cash used in investing activities	(83)	(664)
Cash Flows from Financing Activities:
Purchase of treasury stock	(15)	(91)
Payments on capitalized leases	(62)	(180)
Net cash used in financing activities	(77)	(271)
Net change in cash and cash equivalents	(3,588)	(6,039)
Cash, cash equivalents, and restricted cash at beginning of year	9,648	15,687
Cash, cash equivalents, and restricted cash at end of year	$6,060	$9,648
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	85	(147)
Interest	22	108

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations – ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation. Our business operations consist of providing engineered modular solutions and professional services related to design, assembly, procurement, maintenance, environmental and other governmental compliance and construction management, primarily with respect to energy sector infrastructure facilities throughout the United States of America (“U.S.”). Please see “Note 12 - Segment Information” for a description of our segments and segment operations.

Basis of Presentation – The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 29, 2018 and December 30, 2017, and the results of our operations, cash flows and changes in stockholders’ equity for the 52 week period ended December 29, 2018 and for the 52 week period ended December 30, 2017. They are prepared in accordance with accounting principles generally accepted in the U.S. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

NOTE 2 - ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Consolidation Policy – Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries.

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

Cash and cash equivalents – Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. We have $10 thousand in cash in foreign banks as of December 29, 2018.

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

Concentration of Credit Risk – Financial instruments which potentially subject ENGlobal to concentrations of credit risk consist primarily of trade accounts and notes receivable. Although our services are provided largely to the energy sector, management believes the risk due to this concentration is limited because a significant portion of our services are provided under contracts with major integrated oil and gas companies and other industry leaders. When we enter into contracts with smaller customers, we may incur an increased credit risk.

Our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended December 29, 2018, three customers provided more than 10% each of our consolidated operating revenues (20.1%, 14.7% and 10.1%). Two customers provided more than 10% each of our consolidated operating revenues for the year ended December 30, 2017 (22.5% and 10.9%). Amounts included in trade receivables related to these customers totaled $1.3 million, $0.6 million and $1.3 million, respectively, at December 29, 2018 and $0.7 million and zero at December 30, 2017.

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

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated service lives of our asset groups are as follows:

Asset Group	Years
Shop equipment	5 – 10
Furniture and fixtures	5 – 7
Computer equipment; Autos and trucks	3 – 5
Software	3 – 5

Leasehold improvements are amortized over the term of the related lease. See Note 4 for details related to property and equipment and related depreciation. Expenditures for maintenance and repairs are expensed as incurred. Upon disposition or retirement of property and equipment, any gain or loss is charged to operations.

Goodwill – Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized but rather is tested and assessed for impairment annually, or more frequently if certain events or changes in circumstance indicate the carrying amount may exceed fair value. The annual test for goodwill impairment is performed in the fourth quarter of each year.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. The Company early adopted ASU 2017-04 on December 29, 2018, the last day of its fiscal 2018 year.

The Company compares its fair value of a reporting unit and the carrying value of the reporting unit to measure goodwill impairment loss as required by ASU 2017-04. Fair value was determined by applying a historical earnings multiple times the cash flow of the operating unit after allocation of certain corporate overhead.

The Company completed its annual goodwill impairment test as of December 29, 2018. Revenues and operating income for the Automation operating unit were improving through the first three quarters of 2018, however, there were unforeseen costs in the fourth quarter that negatively impacted the Statement of operations such that the Automation reporting unit operating income was lower for fiscal 2018 than for fiscal 2017, the last period tested. Additionally, the calculation of fair value demonstrated that the fair value did not support the current carrying value. As a result of this testing, the Company recognized an impairment of its Automation reporting unit goodwill of $2.1 million.

Impairment of Long-Lived Assets – We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparison the future undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying value of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. During 2018 and 2017 there were no events or changes in circumstances that indicated that the carrying amount of our assets may not be recoverable.

Revenue Recognition Our revenue is comprised of engineering, procurement and construction management services and sales of fabricated systems and integrated control systems that we design and assemble. The majority of our services are provided under time-and-material contracts. Some time-and-material contracts may have limits. Revenue is not recognized over these limits until authorization by the client has been received.

A majority of sales of fabrication and assembled systems are under fixed-price contracts. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We generally recognize revenue over time as we perform because of continuous transfer of control to the customer. Our customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or service to be provided, which measures the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. We generally use the cost-to-cost method on the labor portion of a project for revenue recognition to measure progress of our contracts because it best depicts the transfer of control to the customer which occurs as we consume the materials on the contracts. Therefore, revenues and estimated profits are recorded proportionally as labor costs are incurred.

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

To determine proper revenue recognition for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single performance obligation or whether a single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, we provide a significant service of integrating a complex set of tasks and components into a single project. Hence, the entire contract is accounted for as one performance obligation. Less commonly, we may provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling price of the promised goods or services underlying each performance obligation and use the expected cost plus margin approach to estimate the standalone selling price of each performance obligation. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to variables and requires significant judgment. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

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

Incremental Costs – Our incremental costs of obtaining a contract, which may consist of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no incremental costs that met our materiality threshold in 2018 or 2017

Income Taxes – For years beginning January 1, 2018, the Tax Cuts and Jobs Act (the “Act”) includes significant changes to the U.S. corporate income tax system including the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (“AMT”) providing full reimbursement of any AMT credit by 2021.

Under the Act, for net operating loss carryforwards (“NOLs”) generated in tax year 2018 and forward, the 2 year carryback is repealed and the carryforward is indefinite. However, the utilization of these post 2017 NOLs are limited to 80% of taxable income. For NOLs incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOLs are subject to expiration. At this time, it is not determinable if there will be sufficient taxable income available in future years to utilize the NOLs generated prior to 2018.

Income tax effects resulting from changes in tax laws are accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740.

We account for deferred income taxes in accordance with FASB ASC Topic 740 “Income Taxes” (“ASC 740”), which provides for recording deferred taxes using an asset and liability method. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period. Tax law and rate changes are reflected in income in the period such changes are enacted.

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

Earnings per Share – Our basic earnings per share (“EPS”) amounts have been computed based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units, if including such potential shares of common stock is dilutive. We only had restricted stock awards outstanding during 2018.

Treasury Stock – We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently retire these shares, the cost of the shares acquired are recorded in common stock and additional paid in capital. All shares acquired during 2017 and 2018 were retired.

Stock–Based Compensation – We have issued stock-based compensation in the form of non-vested restricted stock awards to directors, employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”) and recognize compensation expense over the applicable service for all stock-based compensation based on the grant date fair value of the award.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. The Company early adopted ASU 2017-04 on December 29, 2018, the last day of its fiscal 2018 year.

The Company compares its fair value of a reporting unit and the carrying value of the reporting unit to measure goodwill impairment loss as required by ASU 2017-04. Fair value was determined by applying a historical earnings multiple times the cash flow of the operating unit after allocation of certain corporate overhead.

The Company completed its annual goodwill impairment test as of December 29, 2018. Revenues and operating income for the Automation operating unit were improving through the first three quarters of 2018, however, there were unforeseen costs in the fourth quarter that negatively impacted the Statement of operations such that the Automation reporting unit operating income was lower for fiscal 2018 than for fiscal 2017, the last period tested. Additionally, the calculation of fair value demonstrated that the fair value did not support the current carrying vaaaalue. As a result of this testing, the Company recognized an impairment of its Automation reporting unit goodwill of $2.1 million.

New Accounting Pronouncements Not Yet Adopted – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most operating leases on their balance sheets. This accounting guidance is eFffective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 includes a number of optional practical expedients as part of the transition guidance. We plan to elect the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical lease classification. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows the option to use the effective date of the new leases standard as the date of initial application on transition. We expect to apply this transition option at the effective date of December 30, 2018, without adjusting comparative periods and, if necessary, recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have evaluated the changes from this new standard to our future financial reporting and disclosures, and have designed, and implemented as of December 30, 2018, related processes and controls to address these changes. We expect the standard will result in the recognition of right-of-use assets of $1.3 million and lease liabilities of $1.3 million as of December 30, 2018, with no cumulative adjustment to retained earnings. We do not expect a material impact to the Company’s Consolidated Statements of Operations or Cash Flows.

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated financial statements (amounts in thousands):

	2018	2017
Cash and cash equivalents	$6,060	$8,988
Restricted cash	—	660
Total cash, cash equivalents and restricted cash	$6,060	$9,648

Amounts included in restricted cash represent those required to be set aside to collateralize a letter of credit required by a customer. This letter of credit expired December 31, 2017.

The components of trade receivables, net as of December 29, 2018 and December 30, 2017, are as follows (amounts in thousands):

	2018	2017
Amounts billed	$8,029	$7,753
Amounts unbilled	2,368	1,985
Retainage	16	71
Less: Allowance for uncollectible accounts	(202)	(695)
Trade receivables, net	$10,211	$9,114

The components of prepaid expense and other current assets are as follows as of December 29, 2018 and December 30, 2017 (amounts in thousands):

	2018	2017
Prepaid expenses	$934	$884
Tax receivable	69	—
Other receivables - employee	50	43
Note Receivable	43	67
Other current liabilities	$1,096	$994

The components of other current liabilities are as follows as of December 29, 2018 and December 30, 2017 (amounts in thousands):

	2018	2017
Accrual for known contingencies	$194	$472
Customer prepayments	78	37
Deferred rent	17	64
Current portion of capital leases	2	63
State income taxes payable	79	54
Insurance payable	370	378
Other current liabilities	$740	$1,068

Our accrual for known contingencies includes litigation accruals, if any. See “Note 13 – Commitments and Contingencies” for further information.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 29, 2018 and December 30, 2017 (amounts in thousands):

	2018	2017
Computer equipment and software	$3,767	$3,984
Shop equipment	1,270	1,214
Furniture and fixtures	290	290
Building and leasehold improvements	2,182	2,167
Autos and trucks	87	107
	$7,596	$7,762
Accumulated depreciation and amortization	(6,919)	(6,735)
Property and equipment, net	$677	$1,027

Depreciation expense was $0.5 million and $0.9 million for the years ended December 29, 2018 and December 30, 2017, respectively.

NOTE 5 - CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consist of the following at December 29, 2018 and December 30, 2017 (amounts in thousands):

	2018	2017
Costs incurred on uncompleted contracts	$34,800	$57,916
Estimated earnings on uncompleted contracts	6,921	15,423
Earned revenues	41,721	73,339
Less: billings to date	39,150	69,400
Net costs in excess of billings on uncompleted contracts	$2,571	$3,939

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,175	$5,273
Billings in excess of costs and estimated earnings on uncompleted contracts	(604)	(1,334)
Net costs in excess of billings on uncompleted contracts	$2,571	$3,939

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We currently have $1.0 million in contingency amounts as of December 29, 2018 and December 30, 2017. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We currently have $0.2 million in deferred revenue recognition as of December 29, 2018 compared to $0.4 million as of December 30, 2017. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed nor been booked as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 6 - OPERATING LEASES

We lease equipment and office space under long-term operating lease agreements. The future minimum lease payments on leases (with initial or remaining non-cancelable terms in excess of one year) as of December 29, 2018 are as follows (amounts in thousands):

Years Ending	Amount
December 28, 2019	1,381
December 26, 2020	446
December 25, 2021	397
December 31, 2022 and after	64
Total minimum lease payments	$2,288

Rent expense was $2.0 million for the year ended December 29, 2018 and $2.3 million for the year ended December 30, 2017. Certain of our lease agreements may include items such as abated lease payments, capital improvement funding, step rent provisions and escalation clauses that affect the lease payment schedule and do not qualify as contingent rentals. These items have been included in the minimum lease payment amount on a straight-line basis over the minimum lease term. Any lease payments that are dependent on a factor related to the future use of the property have been excluded from the minimum lease payment amount and are recognized as incurred.

NOTE 7 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. For active participants in 2018 and 2017, we matched 33.3% of elective deferrals up to 6%, for a maximum of 2% of employee’s compensation. We made contributions totaling $0.3 million to the plan for each of the years ended December 29, 2018 and December 30, 2017. The match was suspended beginning December 30, 2018.

NOTE 8 - STOCK COMPENSATION PLANS

The Company’s 2009 Equity Incentive Plan, as amended (the “Equity Plan,” or the “Plan”) currently provides for the aggregate issuance of up to 2,580,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. At December 29, 2018, 554,671 shares of common stock are available to be issued pursuant to the Equity Plan.

We recognized non-cash stock-based compensation expense related to our Equity Plan of $0.1 million and $0.4 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

Restricted Stock Awards – Restricted stock awards granted to directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards generally vest in quarterly installments beginning September 30th of the year of grant, so long as the grantee continues to serve as a director of the Company as of each vesting date; however, the vesting of these shares has been delayed. Restricted stock awards granted to employees generally vest in four equal annual installments on the anniversary date of grant, so long as the grantee remains employed full-time with us as of each vesting date. Shares are generally issued from new shares at the time of grant. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date.

The following is a summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 29, 2018:

	Number of unvested restricted shares	Weighted-average grant-date fair value
Outstanding at December 30, 2017	399,949	$0.97
Granted	—	—
Vested	(106,756)	1.42
Forfeited	(5,063)	1.98
Outstanding at December 29, 2018	288,130	$0.96

As of December 29, 2018, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.34 years. During 2018, the Company did not grant any restricted stock awards. During 2017, the Company granted the following restricted stock awards.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
August 10, 2017	Employees (6)	127,500	$1.13	$144,075
July 6, 2017	Consultant	176,000	$1.28	$225,280
June 16, 2017	Directors (3)	128,205	$1.17	$150,000

NOTE 9 - TREASURY STOCK

On April 21, 2015, we announced that the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. As of December 29, 2018, the Company had purchased and retired 1,212,773 shares for $1.5 million under this program of which 21,723 shares were purchased in the three months ended December 29, 2018 for $15 thousand. The stock repurchase program was suspended from May 16, 2017 to December 19, 2018.

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

NOTE 11 - FEDERAL AND STATE INCOME TAXES

The components of our income tax expense for the years ended December 29, 2018 and December 30, 2017 were as follows (amounts in thousands):

	2018	2017
Current:
Federal	$—	$(139)
State	129	(15)
Foreign	(19)	33
Total current	110	(121)
Deferred:
Federal	(113)	10,070
State	113	138
Total deferred	—	10,208
Total income tax expense	$110	$10,087

The following is a reconciliation of expected income tax benefit to actual income tax expense for the years ended December 29, 2018 and December 30, 2017 (amounts in thousands):

	2018	2017
Federal income tax (benefit) at statutory rate of 21%	$(1,167)	$(2,160)
State income tax, net of federal income tax effect	20	(90)
Change of effective federal and state tax rate	—	3,927
Nondeductible expenses	213	14
Research and development credit	—	(68)
Stock Compensation	—	344
Foreign Tax credit	19	—
Prior year adjustments and true-ups	169	(141)
Change in valuation allowance	856	8,261
Total tax expense	$110	$10,087

The components of the deferred tax asset (liability) consisted of the following at December 29, 2018 and December 30, 2017 (amounts in thousands):

	2018	2017
Noncurrent Deferred tax assets
Federal and state net operating loss carryforward	$6,531	$5,643
Tax credit carryforwards	1,971	2,085
Allowance for uncollectible accounts	46	159
Accruals not yet deductible for tax purposes	357	368
Goodwill	632	475
Depreciation	295	297
Total noncurrent deferred tax assets	9,832	9,027
Less: Valuation allowance	(9,710)	(8,854)
Total noncurrent deferred tax assets, net	$122	$173
Noncurrent deferred tax liabilities:
Other	(122)	(173)
Total noncurrent deferred tax liabilities	(122)	(173)
Net deferred tax assets/deferred tax Liabilities	$—	$—

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 29, 2018 and December 30, 2017, we do not have any significant uncertain tax positions.

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

For the year ended December 29, 2018, we recognized a total income tax expense of $110 thousand on a pretax book loss of $5.6 million compared to an income tax expense of $10.1 million on $6.2 million of pretax book loss for the year ended December 30, 2017. As a result of permanent difference add-backs to taxable income related to meals, entertainment, fines and penalties, stock compensation, and goodwill impairment, a decrease to the tax benefit in the amount of $213 thousand resulted in a decrease in the effective tax rate of 3.83%. A research and development credit true-up of $68 thousand decreased the effective tax rate by 1.22%. A deferred tax true-up of $121 thousand related to federal expense on State benefit and foreign tax credit true-up decreased the effective tax rate by 2.17%. An increase of $855 thousand in the valuation allowance decreased the effective tax rate by 15.39%. State income tax (net of Federal) expense in the amount of $20 thousand decreased the effective tax rate by 0.37% mainly due to Texas margins tax. Foreign payable true-ups created an additional tax benefit of $19 thousand and increased the effective tax rate by 0.34%. The foreign payable true-up offsets foreign tax credit in the amount of $19 thousand which creates a tax expense and decreases the effective tax rate by 0.34%.

We had a gross federal net operating loss carryforward at December 29, 2018 of approximately $27.8 million, which will begin to expire starting 2032. At December 30, 2017, we had Alternative Minimum Tax (AMT) and federal research and development tax credit carryforwards of approximately $0.1 and $1.1 million respectively, available to reduce future tax liabilities. The AMT credit is available to use against regular tax liability and, in accordance with recent tax law reform, the credit will become refundable beginning in 2018. The research and development tax credit begins to expire starting in 2030. Foreign tax credits will expire beginning in 2025. Under pre-Tax Cuts and Jobs Act law, net operating losses were generally carried back 2 years and then carried forward 20 years. Taxpayers could elect to forego the carryback. Under the new law, for NOLs generated in tax year 2018 and forward, the 2 year carryback is repealed and the carryforward is indefinite. However, the utilization of 2018 generated NOLs are limited to 80% of taxable income. For NOLs incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOLs are subject to expiration.

NOTE 12 - SEGMENT INFORMATION

Reporting Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. The operating performance is regularly reviewed with the operational leaders of the two segments, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate expenses.

The EPCM segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the energy industry throughout the United States and the fabrication operations. The Automation segment provides services related to the design, integration and implementation of process distributed control and analyzer systems, advanced automation, information technology and electrical projects primarily to the upstream and downstream sectors throughout the United States.

The Automation segment includes the government services group which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities.

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. Segment information for the years ended December 29, 2018 and December 30, 2017 is as follows (amounts in thousands):

For the year ended December 29, 2018:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$24,152	$29,844	$—	$53,996
Operating income (loss)	1,141	(740)	(5,584)	(5,183)
Depreciation and amortization	123	122	215	460
Tangible assets	4,792	9,811	6,964	21,567
Goodwill	—	720	—	720
Other intangible assets	—	19	—	19
Total assets	4,792	10,550	6,964	22,306
Capital expenditures	66	6	35	107

For the year ended December 30, 2017:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$22,595	$33,170	$—	$55,765
Operating income (loss)	(1,786)	2,162	(6,519)	(6,143)
Depreciation and amortization	85	272	613	970
Tangible assets	5,976	9,660	10,772	26,408
Goodwill	—	2,806	—	2,806
Other intangible assets	—	19	19	38
Total assets	5,976	12,485	10,791	29,252
Capital expenditures	490	46	173	709

Financial Information by Geographic Area and Segments

Revenue from our Caspian Pipeline Consortium Project in Russia and Kazakhstan contributed $4.6 million in revenues in our Automation segment for the year ended December 30, 2017. The project was completed in 2017. Company assets, other than cash and trade receivables, located in this region are insignificant.

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

Litigation

From time to time, ENGlobal or one or more of its subsidiaries may be involved in various legal proceedings or may be subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. As of the date of this filing, management is not aware of any such claims against the Company or any subsidiary business entity.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2018, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2018, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 29, 2018, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 29, 2018. We have concluded that our internal control over financial reporting at December 29, 2018 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 29, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will appear under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will appear under the captions “Director Compensation” and “Executive Compensation Tables” including “Compensation Discussion and Analysis,” in our 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will appear under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will appear under the caption “Principal Auditor Fees and Services” in our 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2019 Proxy Statement is incorporated herein by this reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

+10.4	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.5	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

+10.6	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.7	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.8	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

+10.9	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/2015	001-14217

+10.10	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.11	Loan and Security Agreement dated as of September 16, 2014, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama bank.	8-K	10.1	9/17/2014	001-14217

10.12	Revolving Note dated as of September 16, 2014, executed by ENGlobal Corporation, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. and made payable to Regions Bank, an Alabama bank.	8-K	10.2	9/17/2014	001-14217

10.13	First Amendment to Loan and Security Agreement as of April 16, 2015, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	4/21/2015	001-14217

10.14	Second Amendment to Loan and Security Agreement as of May 29, 2016, and signed June 16, 2016, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	6/17/2016	001-14217

10.15	Third Amendment to Loan and Security Agreement as of February 9, 2017, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	10-K	10.31	3/10/2017	001-14217

10.16	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.17	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.18	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.19	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.20	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.21	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.22	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.23	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.24	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.25	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.26	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.27	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4 2005	10-K	10.14	3/15/2018	001-14217

10.28	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.29	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.30	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.31	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.32	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.33	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.34	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.35	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.36	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.37	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.38	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Moss Adams LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

* Filed herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 28, 2019	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	March 28, 2019
Mark A. Hess
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s/ William A. Coskey	March 28, 2019
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ David W. Gent	March 28, 2019
David W. Gent, P.E., Director

By:	/s/ Randall B. Hale	March 28, 2019
Randall B. Hale, Director

By:	/s/ David C. Roussel	March 28, 2019
David C. Roussel, Director

By:	/s/ Kevin M. Palma	March 28, 2019
Kevin M. Palma, Director

