Form 10-K/A
period 2018-12-29
ENGLOBAL CORP
filed 2019-04-25
CIK 933738

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2018 was $14,721,610 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 29, 2018).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 29, 2019 is as follows: 27,409,907 shares

Documents incorporated by reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, as originally filed with the Securities and Exchange Commission on March 28, 2019 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amended Form 10-K to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of December 29, 2018, are set forth below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors and executive officers. The Board of Directors did not select any current director or executive officer pursuant to any arrangement or understanding between a current director and any other person.

Name of Nominee:	William A. Coskey, P.E.
Position:	Chairman of the Board, President and Chief Executive Officer
Director Since:	1985
Age:	66

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

Name of Nominee:	David W. Gent, P.E.
Position:	Lead Independent Director
Director Since:	1994
Age:	66

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Gent has served as a director of ENGlobal since June 1994, is Chairman of the Nominating & Corporate Governance Committee and is a member of the Compensation Committee. Mr. Gent has served as the Company’s Lead Independent Director since 2002. Since 2011, Mr. Gent has served as the Chairman of SofTest Designs Corporation, an automation and test systems company that he founded in 1980. From 1991 through 2011, Mr. Gent held various positions for Bray International, Inc., an industrial flow control manufacturer. From 2005 to 2011, Mr. Gent served as Executive Vice President of Bray International and was responsible for overseeing worldwide engineering, information services, and training. Mr. Gent, an honors graduate, received a Bachelor of Science in Electrical Engineering from Texas A&M University in 1975 and a Master of Business Administration from Houston Baptist University in 1984. He is a Registered Professional Engineer. Mr. Gent serves on the Texas A&M University Electrical and Computer Engineering Department Advisory Council and he holds several patents in the field of industrial flow controls.

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

Name of Nominee:	Randall B. Hale
Position:	Independent Director
Director Since:	2001
Age:	56

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Hale has served as a director of ENGlobal since December 2001, and is Chairman of the Audit Committee and a member of the Nominating & Corporate Governance Committee. Mr. Hale is the founder of Rock Hill Capital Group, LLC, an investment management firm, and serves as its Managing Director. Mr. Hale is responsible for managing all aspects of the investment activities of the firm, including capital raising, deal sourcing and investment management of portfolio companies. Prior to founding Rock Hill, he served as an Executive Vice President and a Director of Equus Capital Management Corporation, investment advisor to several private equity funds, from November 1992 to November 2002. Prior to joining Equus, Mr. Hale served in an audit, consulting and advisory capacity with a public accounting firm in Houston, Texas. In September 2004, he co-founded ConGlobal Industries, Inc., a provider of intermodal services to the shipping industry, and served as its Executive Chairman until its sale in December 2013. ConGlobal was formed in September 2004 to facilitate the merger of Container-Care International, Inc., an intermodal services company, with Global Intermodal Systems, Inc. Prior to the merger, Mr. Hale served as the President and Chief Executive Officer of Container-Care from February 2003 to September 2004. Mr. Hale serves on several private company boards. He is the past President and Director of the Houston Private Equity Association and is an active member of the Association for Corporate Growth. Mr. Hale received a Bachelor in Business Administration from Texas A&M University in 1985 and is a certified public accountant.

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

Name of Nominee:	David C. Roussel
Position:	Independent Director
Director Since:	2001
Age:	70

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Roussel has served as a Director of the Company since December 2001, and is Chairman of the Compensation Committee and a member of the Audit and Nominating & Corporate Governance Committees. Mr. Roussel, retired, most recently served as President of Petrolog Automation, Inc., an oil field service company providing well site automation and data collection, from August 2016 until October 2017. He previously worked for Jefferies Energy Investment Banking, a leading mergers and acquisitions advisor in the global oil and gas industry, or its predecessor companies from 2003 until 2014 and served as a Senior Vice President responsible for managing acquisition and divestiture projects on behalf of clients. Jefferies Energy Investment Banking is a division of Jefferies & Company, Inc., a global investment bank and institutional securities firm. Mr. Roussel received a Bachelor of Science degree in Mechanical Engineering from Iowa State University in 1971 and completed the Harvard Advanced Management Program in 1992.

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

Name of Nominee:	Kevin M. Palma
Position:	Independent Director
Director Since:	2016
Age:	40

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Palma has served as a Director of the Company since June 2016, and is a member of the Audit and Compensation Committees. Mr. Palma originally served as the Chief Financial Officer of B-29 Investments, LP, an energy private equity firm, since 2006 and has since been promoted to Chief Operating Officer in December 2018, and as the Chief Financial Officer of B-29 Family Holdings, LLC, a family office, since its inception in 2014 until December 2018. In his role within the private equity fund space, Mr. Palma focuses on investment strategy, investment execution, and portfolio company management for both privately-held and publicly-traded companies. Mr. Palma currently serves as director of Silver Creek Oil and Gas, LLC, an exploration and production company that operates wells in the Arkoma and Texoma basins, and Klear Bit Technologies, LLC, a privately-held drilling bit designer and manufacturer. He has previously served as a director of TEC Holdings, LLC, which was recently rebranded as AXIS Energy Services, LLC and is a privately-held well servicing and pressure control company, and Crest Pumping Technologies, LLC, a privately-held oil and gas cementing company, until its merger into Nine Energy Service, Inc. in June 2014. Furthermore, Mr. Palma has served in interim executive roles within B-29’s portfolio companies, including the Chief Financial Officer of Select Energy Services, LLC and Crest Pumping Technologies, LLC during their respective rapid growth phases of entering new geographic markets and expanding service line offerings. Prior to his roles at B-29, Mr. Palma was a member of the energy investment banking team at Raymond James & Associates, focusing on capital market raises and merger and acquisition activity. Mr. Palma is licensed as a Certified Public Accountant in the State of Texas, and holds a Master of Business Administration from the Harvard Business School in addition to a Bachelor of Business Administration and a Master of Public Administration from the University of Texas.

Qualifications for Consideration:

The Board selected Mr. Palma to serve as a director because his experience in identifying strategic growth trends in the energy industry, evaluating and completing numerous acquisitions, and exhibiting an extensive knowledge of financial markets make him well qualified to serve on ENGlobal’s board of directors.

Executive Officer:	Mark A. Hess
Position:	Chief Financial Officer and Treasurer
Age:	60

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

Executive Officer:	R. Bruce Williams
Position:	Senior Vice President
Age:	66

Present positions and offices with the Company, principal occupations during the past five years:

Mr. Williams is currently serving as a Senior Vice President for ENGlobal’s Engineering and Construction segment. Mr. Williams served as the Chief Operating Officer from December 2013 through March 2017 and the President of ENGlobal Government Services, Inc. from September 2012 through March 2017. He served as Senior Vice President, Midwest/Southwest Operations of ENGlobal’s Engineering and Construction segment from September 2012 to September 2013. He initially joined ENGlobal in 2004, and from November 2010 until September 2012, he served in various roles at ENGlobal, including General Manager of the Tulsa Office, Vice President of Midwest and Southwest Operations, Senior Project Manager of Engineering/ Projects, and acting General Manager of ENGlobal Government Services, Inc. Prior to joining ENGlobal, Mr. Williams served as Vice President – Engineering for U.S. Transcarbon LLC, a petroleum coke gasification project developer, from April 2008 until October 2010. In total, he has over 35 years of domestic and international experience in engineering and project management, including several project management positions of increasing responsibility in the U.S., Middle East, Papua New Guinea, Asia, Mexico and Brazil. Mr. Williams has an undergraduate degree in Chemistry from the University of Northern Iowa, with post graduate studies in Environmental Management from the University of Houston and MBA studies at Incarnate Word University.

Executive Officer:	Michael Patton
Position:	Senior Vice President
Age:	66

Present positions and offices with the Company, principal occupations during the past five years:

Mr. Patton rejoined ENGlobal Corporation as Senior Vice President in April 2016. Mr. Patton was also at ENGlobal from 1998 through 2010, when he held many positions, including Senior Vice President of Business Development, President of ENGlobal Government Services, Inc., Senior Vice President and General Manager of ENGlobal’s Tulsa Office. In 2014 and 2015, Mr. Patton served as Senior Vice President and General Manager of the Gulf Coast Regional offices for Saulsberry Industries and as their Senior Vice President of Strategic Planning. Prior to joining Saulsberry Industries, Mr. Patton served as Senior Vice President and General Manager of the Oil, Gas, and Chemical Division of CDI from 2011 through 2013. Mr. Patton graduated from the University of Oklahoma in 1975 with a Bachelor of Science in Electrical Engineering. Mr. Patton has been a Registered Professional Engineer since 1980. He has held several positions within technical societies, including most recently the Rice Global Forum.

Executive Officer:	John Kratzert
Position:	Senior Vice President
Age:	56

Present positions and offices with the Company, principal occupations during the past five years:

John Kratzert currently serves as Senior Vice President, and in this role is responsible for all of the Company’s government related design, integration, fabrication and field support operations. Mr. Kratzert is also responsible for managing project execution and business development in our Denver office. Mr. Kratzert has served as Senior Vice President of ENGlobal Government Services and Senior Vice President of Automation. Mr. Kratzert joined ENGlobal as a Program Manager and then General Manager of ENGlobal Government Services in November of 2012. Prior to joining ENGlobal, Mr. Kratzert served as the Technical Director for Physical and Electronic Security Programs (BAE Systems), Principle Systems Engineer (SAIC) and Division Manager (MANDEX). Mr. Kratzert is a retired Marine Corps Officer and has over 33 years of experience leading domestic and international organizations. Mr. Kratzert holds a Bachelor of Science degree in Biology from The Citadel, Military College of South Carolina and a Master of Science degree in Management from Troy University.

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

Based solely upon a review of Forms 3 and 4 and any amendments thereto furnished to ENGlobal during our fiscal year ended December 29, 2018, and Forms 5 and any amendments thereto furnished to ENGlobal with respect to the same fiscal year, we believe that our directors, officers, and greater than 10% beneficial owners timely filed all required Section 16 reports, except that Mr. Palma was late filing a Form 3 in connection with being elected a director in June 2016.

Audit Committee

During the fiscal year ended December 29, 2018, the Audit Committee consisted of Randall B. Hale (Chairperson), Kevin M. Palma, and David C. Roussel. The duties and responsibilities of the Audit Committee are to oversee:

●	the quality and integrity of our financial statements;
●	our compliance with legal and regulatory requirements; and
●	our independent auditors’ qualifications, independence and performance.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer, and Senior Vice President (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3) ($)	Total ($)
Mr. Coskey ~	2018	49,442	-	-	-	-	49,422
President & Chief Executive Officer	2017	49,442	-	-	-	-	49,422

Mr. Hess ~	2018	216,299	-	-	-	4,159	220,458
Chief Financial Officer & Treasurer	2017	216,299	21,535	83,000	-	4,003	324,837

Mr. Williams ~	2018	236,912	-	-	-	3,098	240,010
Senior Vice President	2017	236,912	16,211	71,700	-	3,090	327,913

(1)	This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date. For a description of certain assumptions made in the valuation of stock awards, see Note 8 to the Company’s audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, as filed with the SEC on March 28, 2019.
(2)	The Non-Equity Incentive Plan includes amounts awarded pursuant to the Company’s Short Term Incentive Plan. Metrics are set annually and are generally contingent on the Company reaching certain levels of Net Operating Income.
(3)	All Other Compensation includes 401(k) matching contributions. Does not include perquisites or personal benefits if the aggregate amount is less than $10,000. Does not include medical, dental, life, short and long term disability or paid time off benefits which were available to all employees.
(4)	Bonus includes a discretionary bonus to cover payroll taxes on the issuances of shares of restricted stock.

Outstanding Equity Awards at Fiscal Year End 2018

The following table sets forth information as of December 29, 2018 regarding outstanding equity awards held by the named executive officers. On December 28, 2018, the closing price on NASDAQ for the Company’s common stock was $0.68 per share.

	Restricted Stock Awards
Name	Number of Shares That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

Mr. Coskey		—	—	—
Mr. Hess(1)	60,375	$41,055	—	—
Mr. Williams(2)	46,125	$31,365	—	—

(1)	Includes 10,125 shares that were granted under the 2009 Equity Incentive Plan (the “Plan”) on February 9, 2015, which vested on February 9, 2019. Includes 20,250 shares that were granted under the Plan on March 1, 2016, which vested 10,125 shares on March 1, 2019 and vest 10,125 shares on March 1, 2020. Includes 30,000 shares that were granted under the Plan on August 10, 2017, which vest 10,000 shares on each of August 10, 2019, August 10, 2020 and August 10, 2021.

(2)	Includes 10,125 shares that were granted under the Plan on February 9, 2015, which vested on February 9, 2019. Includes 13,500 shares that were granted under the Plan on March 1, 2016, which vested 6,750 shares on March 1, 2019, and vest 6,750 shares on March 1, 2020. Includes 22,500 shares that were granted under the Plan on August 10, 2017, which vest 7,500 shares on each of August 10, 2019, August 10, 2020 and August 10, 2021.

Employment Agreements; Termination and Change-in-Control Arrangements

As of December 29, 2018, Messrs. Coskey and Hess were each a party to a written employment agreement (the “Employment Agreements”) with ENGlobal. The Employment Agreements provide for an annual base salary, subject to discretionary increases by the Board, and other compensation in the form of cash bonuses, incentive compensation, stock options, stock appreciation rights, and restricted stock awards. Additionally, the executives receive health, life, and other insurance benefits in accordance with the terms of the Company’s benefit plans, and the Company provides management level support services and reimbursement for specified business expenses.

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

The Employment Agreements include a covenant not to compete following termination of employment for a period of up to one year, as well as confidentiality provisions that are customary in nature and scope, for such agreements.

The terms of the Employment Agreements were set through the course of arms-length negotiations with the executives. As part of these negotiations, the Compensation Committee analyzed the terms of the same or similar arrangements for comparable executives employed by some of the companies in our peer group. The Compensation Committee used this approach in setting the amounts payable and the triggering events under the Employment Agreements. The Employment Agreements’ termination of employment provisions were entered into in order to address competitive concerns by providing the executives with a fixed amount of compensation that would offset the potential risk of foregoing other opportunities. At the time of entering into the Employment Agreements, the Compensation Committee considered ENGlobal’s aggregate potential obligations in the context of retaining the executives and their expected compensation.

Executive Perquisites

Our use of perquisites as a component of compensation is limited and largely based on historical practices and policies of our Company. These perquisites and other benefits are provided to assure competitiveness and provide an additional retention incentive for these executives. Our Compensation Committee endeavors to adhere to a high level of propriety in managing executive benefits and perquisites. We do not own a plane and do not provide any personal aircraft use for executives.

Other Compensation

From time to time, we make available to employees and executives certain other fringe benefits. We may provide club memberships, tickets to sporting or cultural events, tickets to community events, etc. To the extent that such items are taxable to the individual, they are considered to be part of the individual’s compensation package.

Compensation of Directors

The principal objectives of our director compensation programs are to: (i) compensate for time spent on the Company’s behalf, and (ii) align the compensation programs with long-term value to the Company’s shareholders. We attempt to accomplish these objectives in an economical manner through a combination of reasonable director retainer fees and equity incentive grants to the directors.

Retainer Fees

Historically, our non-employee directors received a cash retainer as compensation for their service to the Company, and our Chairman of the Audit Committee also received an additional cash retainer as compensation for such service. Our non-employee directors are also eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings. However, due to the losses that the Company incurred during 2016 and 2017, the Compensation Committee recommended and the Board approved that cash retainer fees be suspended effective October 1, 2017 and reviewed for reinstatement on a quarterly basis. At this time, cash retainer fees have not been reinstated.

Restricted Stock Grants

Under the Plan, non-employee directors are eligible to receive equity grants. Our non-employee directors typically receive the equity grants in June concurrent with the annual shareholder’s meeting. On June 15, 2017, in recognition of the services provided by its Board for the 2017-2018 service term, our non-employee directors, Messrs. Gent, Hale and Roussel, each received 42,735 restricted shares of the Company’s common stock, valued at $50,000 based on the fair market value of the shares on the date of grant, or $1.17 per share. One quarter of the shares vested on September 30, 2017. Due to the losses that the Company incurred in 2016 and 2017, the Compensation Committee recommended and the Board approved the suspension of the vesting provisions of these restricted shares to be extended indefinitely; therefore, the remaining future vestings are not determined at this time and will be revisited on a quarterly basis for reinstatement.

The Company did not issue restricted shares to its non-employee directors in June 2018. The equity grant component of director compensation is reviewed for reinstatement on a quarterly basis. Any unvested shares will be forfeited as of the date the non-employee director ceases to qualify as an independent director.

Mr. Palma does not receive any compensation from the Company for his service as a director, but is eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Directors and Executive Officers

The following table shows the number of shares of our common stock beneficially owned as of April 25, 2019, by each director or director nominee, the executive officers named in the “Summary Compensation Table” and all directors and executive officers as a group. None of these shares are pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

Mr. Coskey	8,840,697	(3)	32.25%
Mr. Hale	343,346	(4)	1.25%
Mr. Gent	331,346	(5)	1.21%
Mr. Roussel	291,346	(6)	1.06%
Mr. Palma	44,891	(7)	*
Mr. Hess	325,731	(8)	1.19%
Mr. Williams	152,456	(9)	*

All directors and executive officers as a group (10 persons)	10,451,941	(10)	38.13%

*	Represents less than 1% of the shares of common stock outstanding.

(1)	Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of ENGlobal.
(2)	Based on 27,409,907 shares issued and outstanding on April 25, 2019.
(3)	Includes 8,840,597 shares of common stock held in the name of Alliance 2000, Ltd., whose general partner is jointly owned by Mr. Coskey and his spouse. Mr. Coskey has shared power to vote and dispose of such shares.
(4)	Includes 32,051 unvested shares of restricted stock which were granted to Mr. Hale in June 2017 and which will vest at a time yet to be determined.
(5)	Includes 32,051 unvested shares of restricted stock which were granted to Mr. Gent in June 2017 and which will vest at a time yet to be determined.
(6)	Include 32,051 unvested shares of restricted stock which were granted to Mr. Roussel in June 2017 and which will vest at a time yet to be determined.
(7)	41,041 shares of common stock are held in a Beneficiary IRA and 3,850 shares of common stock are held in a Rollover IRA. Mr. Palma does not beneficially own any of the 2,100,000 shares of common stock held by B-29 Family Holdings, LLC.
(8)	Includes 10,125 unvested shares of restricted stock which were granted to Mr. Hess in March 2016 and which will vest on March 1, 2020. Includes 30,000 shares of restricted stock which were granted to Mr. Hess on August 10, 2017 that will vest in three equal installments on August 10, 2019, August 10, 2020 and August 10, 2021.
(9)	Includes 6,750 unvested shares of restricted stock which were granted to Mr. Williams in March 2016 which will vest on March 1, 2020. Includes 22,500 shares of restricted stock which were granted to Mr. Williams on August 10, 2017 that will vest in three equal installments on August 10, 2019, August 10, 2020 and August 10, 2021.
(10)	Includes 114,813 shares of unvested restricted stock granted to our executive officers and 96,153 shares of unvested restricted stock granted to our directors.

Principal Shareholders

Except as set forth below, the following table sets forth information as of April 25, 2019, about persons whom we know to be the beneficial owners of more than 5% of our issued and outstanding common stock based solely on our review of the statement of beneficial ownership filed by these persons/entities with the SEC as of the date of such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1),(2)

Alliance 2000, Ltd. c/o 654 N. Sam Houston Pkwy. E. Suite 400 Houston, TX 77060-5914	8,840,697	(3)	32.25%
B-29 Family Holdings, LLC 1700 Pacific Ave., Suite 3840 Dallas, TX 75201	2,100,000	(4)	7.66%
NGP Energy Technology Partners II, L.P. NGP ETP II, L.L.C. Energy Technology Partners, L.L.C. Philip J. Deutch c/o 1700 K Street NW, Suite 750 Washington, D.C. 20006	1,994,659	(5)	7.28%
NorthPointe Capital, LLC c/o 101 W. Big Beaver, Suite 745 Troy, MI 48084	1,550,716	(6)	5.66%

(1)	Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of ENGlobal.
(2)	Based on 27,409,907 shares issued and outstanding on April 25, 2019.
(3)	Alliance 2000, Ltd. (“Alliance”) is a Texas limited partnership whose general partner is jointly owned by Mr. Coskey and his spouse.
(4)	The foregoing information is based upon information contained in a Schedule 13G/A filed by B-29 Family Holdings, LLC with the SEC on April 13, 2019. B-29 Family Holdings, LLC has the sole power to vote or direct the vote of 2,100,000 shares and the sole power to dispose or direct the disposition of 2,100,000 shares.
(5)	The foregoing information is based solely upon information contained in a Schedule 13G/A filed by NGP Energy Technology Partners II, L.P. (“NGP Energy Tech”), NGP ETP II, L.L.C. (“NGP GP”), Energy Technology Partners, L.L.C. (“ETP”), and Mr. Philip J. Deutch, with the SEC on February 14, 2019. NGP GP is the general partner of NGP Energy Tech. ETP is the sole manager of NGP GP and Mr. Deutch is the sole member and manager of ETP. NGP Energy Tech will have sole voting and dispositive power with respect to the shares beneficially owned by NGP Energy Tech. By virtue of the relationships between and among the reporting persons described in the Schedule 13G/A, NGP GP, ETP and Deutch may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by NGP Energy Tech. NGP GP, ETP and Deutch disclaim beneficial ownership of the reported securities except to the extent of their pecuniary interests therein.
(6)	The foregoing information is based solely upon information contained in a Schedule 13G/A filed by NorthPointe Capital, LLC (“NorthPointe”) with the SEC on February 11, 2014. NorthPointe has the sole power to vote or direct the vote of 285,388 shares and sole power to dispose or direct the disposition of 1,550,716 shares.

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company’s 2009 Equity Incentive Plan as of December 29, 2018.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by security holders	—	—	554,671

Equity compensation plan not approved by security holders	—	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors considers the independence of each of the directors under the listing standards of The NASDAQ Stock Market. Among other things, the Board considers current or previous employment relationships as well as material transactions or relationships between ENGlobal or its subsidiaries and the directors, members of their immediate families, or entities in which the directors have a significant interest, including any transactions described in the section entitled “Certain Relationships and Related Party Transactions” in this Amended Form 10-K. The purpose of this review is to determine whether any relationships or transactions exist or have occurred that are inconsistent with a determination that the director is independent.

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

Under the above standards, the Board has determined that no non-employee director has a relationship which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director, and that all directors, except Mr. Coskey, meet the criteria for independence under NASDAQ rules. The Board has also determined that the members of each of its committees, including the Audit Committee and the Compensation Committee, meet the criteria for membership applicable to each committee under the NASDAQ listing standards and applicable SEC rules and regulations.

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

Mr. Coskey holds a 25% interest in and Mr. Hale holds a 12.5% interest in a small privately held company which placed orders with ENGlobal U.S., Inc. totaling $399,328 (later reduced to $234,403) during the fiscal year ending December 31, 2016, which was billed in February 2017, and an additional $14,839 during the fiscal year ending December 30, 2017. Disinterested members of the Audit Committee reviewed and approved this transaction and found that it complied with the Company’s policy and that the transaction was made on terms no less favorable to the Company than could be obtained from unrelated third parties. During 2018, orders were placed by this company for approximately $26,462. No other related party transactions occurred during fiscal year 2017 and 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Moss Adams LLP was appointed as the Company’s independent auditors on November 16, 2017 and has audited the Company’s 2018 and 2017 consolidated financial statements. During 2018 and 2017, Moss Adams LLP did not audit the Company’s internal control over financial reporting because the Company is a “smaller reporting company” as defined under the rules of the Exchange Act. The Audit Committee has determined that the audit-related services provided by Moss Adams LLP are compatible with maintaining its independence in the conduct of its auditing functions pursuant to the auditor independence rules of the SEC. No non-audit services were provided by Moss Adams LLP in 2018 and 2017.

Principal Auditor Fees

The following table shows the fees paid or accrued by ENGlobal for the audit and other services provided by Moss Adams LLP for fiscal years 2018 and 2017.

	2018	2017

Audit Fees	168,250	102,750
Audit-Related Fees		-
Tax Fees	-	-
All Other Fees	-	-
Total	168,250	102,750

Hein & Associates LLP was appointed as the Company’s independent auditors on December 20, 2013. Effective November 16, 2017, Hein & Associates LLP combined with Moss Adams LLP. As a result of this transaction, on November 16, 2017, Hein resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Audit Committee approved the engagement of Moss Adams LLP as the new independent registered public accounting firm for the Company, and Moss Adams LLP audited the Company’s 2017 consolidated financial statements.

The following table shows the fees paid or accrued by ENGlobal for the audit and other services provided by Hein & Associates LLP for fiscal year 2017.

2017

Audit Fees	62,250
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	62,250

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by the Company’s independent registered public accounting firm for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the Company’s independent registered public accounting firm, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Pre-Approval Policy

Under applicable SEC rules, except for the ability to designate a portion of this responsibility as described below, the full Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence from ENGlobal. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee, and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to ENGlobal or any of its subsidiaries, except that the Audit Committee Chairman has the right to approve up to $25,000 of services in any year. During 2018, all fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

See Part II, Item 8 – Financial Statements and Supplementary Data in the Original Form 10-K filed with the SEC on March 28, 2019.

(a)(2)	Schedules

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

+10.4	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.5	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

+10.6	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.7	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.8	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

+10.9	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/2015	001-14217

+10.10	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.11	Loan and Security Agreement dated as of September 16, 2014, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama bank.	8-K	10.1	9/17/2014	001-14217

10.12	Revolving Note dated as of September 16, 2014, executed by ENGlobal Corporation, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. and made payable to Regions Bank, an Alabama bank.	8-K	10.2	9/17/2014	001-14217

10.13	First Amendment to Loan and Security Agreement as of April 16, 2015, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	4/21/2015	001-14217

10.14	Second Amendment to Loan and Security Agreement as of May 29, 2016, and signed June 16, 2016, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	8-K	10.1	6/17/2016	001-14217

10.15	Third Amendment to Loan and Security Agreement as of February 9, 2017, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., ENGlobal International, Inc., ENGlobal Emerging Markets and Regions Bank, an Alabama Bank	10-K	10.31	3/10/2017	001-14217

10.16	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.17	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.18	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.19	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.20	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.21	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.22	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.23	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.24	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.25	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.26	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.27	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4 2005	10-K	10.14	3/15/2018	001-14217

10.28	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.29	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.30	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.31	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.32	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.33	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.34	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.35	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.36	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.37	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.38	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 17, 2010	10-K	14.1	4/12/2012	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 17, 2010	10-K	14.2	4/12/2012	001-14217

**21.1	Subsidiaries of the Registrant

**23.1	Consent of Moss Adams LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

* Filed herewith

** Previously filed with the Original Form 10-K with the SEC on March 28, 2019, which is being amended hereby.

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: April 25, 2019	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

