Form 10-Q
period 2019-03-30
ENGLOBAL CORP
filed 2019-05-13
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ENG	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 13, 2019.

$0.001 Par Value Common Stock	27,409,907 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Operating revenues	$12,163	$13,188
Operating costs	10,825	11,775
Gross profit	1,338	1,413

Selling, general and administrative expenses	2,304	2,582
Operating loss	(966)	(1,169)

Other income (expense):
Other income (expense), net	15	(5)
Interest expense, net	(3)	(9)
Loss before income taxes	(954)	(1,183)

Provision for federal and state income taxes	20	17

Net loss	$(974)	$(1,200)

Basic and diluted loss per common share:	$(0.04)	$(0.04)

Basic and diluted weighted average shares used in computing loss per share:	27,431	27,514

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	March 30, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$7,297	$6,060
Trade receivables, net of allowances of $202 and $202	10,182	10,211
Prepaid expenses and other current assets	977	1,096
Contract assets	2,000	3,175
Total Current Assets	20,456	20,542
Property and equipment, net	610	677
Goodwill	720	720
Other assets
Right of use asset	1,378	—
Deposits and other assets	318	367
Total Other Assets	1,696	367
Total Assets	$23,482	$22,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,201	$3,172
Accrued compensation and benefits	1,904	2,301
Contract liabilities	2,010	604
Other current liabilities	1,004	740
Total Current Liabilities	8,119	6,817
Long Term Leases	892	—
Total Liabilities	9,011	6,817
Commitments and Contingencies (Note 6 & 7)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,409,907 and 27,487,594 shares issued and outstanding at March 30, 2019 and December 29, 2018, respectively	27	27
Additional paid-in capital	36,890	36,934
Accumulated deficit	(22,446)	(21,472)
Total Stockholders’ Equity	14,471	15,489
Total Liabilities and Stockholders’ Equity	$23,482	$22,306

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net loss	$(974)	$(1,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	84	156
Share-based compensation expense	16	76
Changes in current assets and liabilities:
Trade accounts receivable	29	(474)
Contract assets	1,175	596
Other current assets	163	378
Accounts payable	29	(370)
Accrued compensation and benefits	(397)	(475)
Contract liabilities	1,406	(1,041)
Income taxes payable	20	14
Other current liabilities	(253)	(491)
Net cash provided by (used in) operating activities	$1,298	$(2,831)

Cash Flows from Investing Activities:
Proceeds from notes receivable	5	4
Property and equipment acquired	(5)	(8)
Net cash used in investing activities	$—	$(4)

Cash Flows from Financing Activities:
Purchase of treasury stock	(60)	—
Payments on capitalized leases	(1)	(46)
Net cash used in financing activities	$(61)	$(46)
Net change in cash, cash equivalents and restricted cash	1,237	(2,881)
Cash, cash equivalents and restricted cash, at beginning of period	6,060	9,648
Cash, cash equivalents and restricted cash, at end of period	$7,297	$6,767

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5	$9
Right of use assets obtained in exchange for new operating lease liability	$209	$209

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands, except share amounts)

	Quarter Ended	Quarter Ended
	March 30, 2019	March 31, 2018

Common Stock
Balance at beginning of period	$27	$27
Treasury stock retired	—	—
Balance at end of period	27	27

Additional Paid-in Capital
Balance at beginning of period	36,934	36,843
Share-based compensation - employee	16	76
Treasury stock retired	(60)	—
Balance at end of period	36,890	36,919

Accumulated Earnings (Deficit)
Balance at beginning of period	(21,472)	(15,801)
Net loss	(974)	(1,200)
Balance at end of period	(22,446)	(17,001)

Treasury Stock
Balance at beginning of period	—	—
Stock repurchased	(60)	—
Treasury stock retired	60	—
Balance at end of period	—	—

Total Stockholders’ Equity	$14,471	$19,945

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 29, 2018, included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed financial statements included herein are unaudited for the three month periods ended March 30, 2019 and March 31, 2018, and in the case of the condensed balance sheet as of December 29, 2018 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 2 – ACCOUNTING STANDARDS

In February 2016, the Financial Statements Accounting Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), that amends the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We adopted the standard effective December 30, 2018 using the modified retrospective transition approach and elected not to adjust prior comparative periods. The Company elected the practical expedient to not reassess prior conclusions related to contracts containing leases, lease classification, lease term and initial direct costs. Upon adoption, the Company recognized right-of-use assets and lease liabilities of $1.3 million at December 30, 2018. See Note 7.

NOTE 3 – CONTRACT ASSETS AND CONTRACT LIABILITIES

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

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 30, 2019 and December 29, 2018:

	March 30, 2019	December 29, 2018
	(dollars in thousands)
Costs incurred on uncompleted contracts	$20,209	$34,800
Estimated earnings on uncompleted contracts	4,314	6,921
Earned revenues	24,523	41,721
Less: billings to date	24,533	39,150
Net costs and estimated earnings in excess of billings on uncompleted contracts	$(10)	$2,571

Contract assets	$2,000	$3,175
Contract liabilities	(2,010)	(604)
Net contract assets	$(10)	$2,571

NOTE 4 – SEGMENT INFORMATION

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

Segment information for the three months ended March 30, 2019 and March 31, 2018 is as follows (dollars in thousands):

For the three months ended March 30, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,633	$6,530	$—	$12,163
Gross profit	671	667	—	1,338
Gross Profit Margin	11.9%	10.2%		11.0%
SG&A	587	428	1,289	2,304
Operating income (loss)	84	239	(1,289)	(966)
Other income, net				15
Interest expense, net				(3)
Tax expense				(20)
Net loss				$(974)

For the three months ended March 31, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,095	$8,093	$—	$13,188
Gross profit	416	997	—	1,413
Gross Profit Margin	8.2%	12.3%		10.7%
SG&A	426	705	1,451	2,582
Operating income (loss)	(10)	292	(1,451)	(1,169)
Other expense, net				(5)
Interest expense, net				(9)
Tax expense				(17)
Net loss				$(1,200)

Total Assets by Segment	As of March 30, 2019	As of December 29, 2018
	(dollars in thousands)
EPCM	$6,160	$4,792
Automation	9,357	10,550
Corporate	7,965	6,964
Consolidated	$23,482	$22,306

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

The Company recorded income tax expense of $20 thousand for the three months ended March 30, 2019 as compared to income tax expense of $17 thousand for the three months ended March 31, 2018.

The effective income tax rate for the three months ended March 30, 2019 was (2.06)% as compared to (42.79)% for the three months ended March 31, 2018. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – LEASES

The Company leases land, office space and equipment. Arrangements are assessed at inception to determine if a lease exists and, with the adoption of ASC 842, “Leases,” right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate at the inception of a lease to calculate the present value of lease payments. The Company has elected to apply the short-term lease exception for all asset classes, excluding lease liabilities from the balance sheet and recognizing the lease payments in the period they are incurred.

The Company’s finance leases are immaterial to our consolidated financial statements.

The components of lease expense were as follows:

Three months ended March 30, 2019
Operating leases:
Operating costs	$213
Selling, general and administrative expenses	487
700
Short-term leases:
Operating costs	—
Selling, general and administrative expenses	119
119
Total lease expense	$819

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	March 30, 2019
Operating ROU assets	Right of Use asset	$1,378

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$498
Noncurrent operating lease liabilities	Long Term Leases	892
Total operating lease liabilities		$1,390

The weighted average remaining lease term and weighted average discount rate were as follows:

Three months ended March 30, 2019
Weighted average remaining lease term of operating leases	2.7 years
Weighted average discount rate of operating leases	4.1%

Maturities of operating lease liabilities as of March 30, 2019 are as follows:

Year ending:	Amount
2019 (remaining months)	$396
2020	555
2021	434
2022	64
Total lease payments	$1,449
Less: imputed interest	(59)
Total lease liabilities	$1,390

The aggregate amount of future minimum annual rental payments applicable to noncancelable leases as of December 29, 2018 were as follows:

Year ending:	Minimal Rental Payments
2019	$445
2020	445
2021	387
2022	64
Total	$1,341

ENGLOBAL CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

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

Critical Accounting Policies Update

A summary of our critical accounting policies is described under the caption “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K. Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2018 Annual Report on Form 10-K.

Results of Operations

Historically, the majority of our revenue has been provided through time-and-material contracts. However, due to our focus on providing engineered modular solutions, approximately 35% of our revenue was from fixed-price contracts during the first three months of 2019 and 44% for the first three months of 2018. In the course of providing our time-and-material services, we routinely provide materials and equipment and may provide construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The material purchases and the use of subcontractor services can vary significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company’s core business trends.

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

Comparison of the three months ended March 30, 2019 versus the three months ended March 31, 2018

The following table, for the three months ended March 30, 2019 versus the three months ended March 31, 2018, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended March 30, 2019:
Revenue	$5,633	$6,530	$—	$12,163	100%
Gross profit	671	667	—	1,338
Gross Profit Margin	11.9%	10.2%		11.0%
SG&A	587	428	1,289	2,304	18.9%
Operating income (loss)	84	239	(1,289)	(966)	(7.9)%
Other income, net				15
Interest (expense), net				(3)
Tax expense				(20)
Net loss				$(974)	(8.0)%
Diluted loss per share				$(0.04)

Three months ended March 31, 2018:
Revenue	$5,095	$8,093	$—	$13,188	$100%
Gross profit	416	997	—	1,413
Gross Profit Margin	8.2%	12.3%		10.7%
SG&A	426	705	1,451	2,582	19.6%
Operating income (loss)	(10)	292	(1,451)	(1,169)	(8.9)%
Other expense, net				(5)
Interest (expense), net				(9)
Tax expense				(17)
Net loss				$(1,200)	(9.1)%
Diluted loss per share				(0.04)

Increase (Decrease) in Operating Results:
Revenue	$538	$(1,563)	$—	$(1,025)	7.8%
Gross profit (loss)	255	(330)	—	(75)
SG&A	161	(277)	(162)	(278)	(10.8)%
Operating income	94	(53)	162	203	17.3%
Other income, net				20
Interest expense, net				6
Tax expense				(3)
Net loss				226	18.8%
Diluted loss per share				0.00

Revenue – Revenue decreased $1.0 million to $12.2 million from $13.2 million, or a decrease of 7.8%, for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018. Revenue from the EPCM segment increased $0.5 million to $5.6 million from $5.1 million, or an increase of 10.6%, for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018 primarily as a result of increased volume from engineered modular solutions. Revenue from the Automation segment decreased $1.6 million to $6.5 million from $8.1 million, or a decrease of 19.3%, for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018. This decrease is driven by completed projects for 2018 that have not been replaced in 2019.

Gross Profit – Gross profit margin increased 0.3% to 11.0% from 10.7% for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018. Gross profit for the EPCM segment increased $0.3 million to $0.7 million from $0.4 million and its gross profit margin increased 3.7% to 11.9% from 8.2% for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018. The increase in gross profit margin is primarily attributable to more efficient utilization of our personnel and increased volume of engineered modular solutions. Gross profit margin for the Automation segment declined 2.1% to 10.2% from 12.3% for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, primarily due to decreased utilization of our personnel.

Selling, General and Administrative – Overall our SG&A expenses declined by $0.3 million for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018. Office salaries declined by $0.1 million, depreciation and amortization declined by $0.1 million and our stock compensation costs decreased by $0.1 million for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018.

Interest Expense, net - Interest expense is incurred primarily in connection with our insurance financing and our capital leases. Our interest expense decreased from $9 thousand for the three months ended March 31, 2018 to approximately $3 thousand for the three months ended March 30, 2019.

Tax Expense – We recorded income tax expense of $20 thousand for the three months ended March 30, 2019 as compared to income tax expense of $17 thousand for the three months ended March 31, 2018.

Net Loss – Net loss for the three months ended March 30, 2019 was $1.0 million, or a $0.2 million decrease from a net loss of $1.2 million for the three months ended March 31, 2018, primarily as a result of lower selling, general and administrative expense.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. As we are currently operating without a credit facility, our primary sources of liquidity are cash on hand and internally generated funds. We had cash of approximately $7.3 million at March 30, 2019 and $6.1 million as of December 29, 2018. Our working capital as of March 30, 2019 was $12.3 million versus $13.7 million as of December 29, 2018. Additionally, we are continuing to proactively seek opportunities to improve our project awards ratio, streamline our project execution, and increase our project margins and reduce selling, general and administrative costs. However, challenging industry conditions and a competitive environment that extended throughout fiscal 2018 and the first quarter of 2019 negatively impact our financial results for the quarter. Despite these market conditions, we believe our cash on hand, internally generated funds and other working capital will be sufficient to fund our current operations and expected growth for the next twelve months.

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

Cash Flows from Operating Activities

Operating activities provided $1.3 million of cash and used $2.8 million of cash for the three months ended March 30, 2019 and March 31, 2018, respectively. The primary drivers of our cash provided in operations for the three months ended March 30, 2019 were increases of contract assets net of contract liabilities of $2.6 million offset by our operating loss before non-cash expenses of $1.0 million, and increases of other components of working capital of $0.3 million.

The primary drivers of our cash used in operations for the three months ended March 31, 2018 were our operating loss before non-cash expenses of $1.2 million, a decrease in trade receivables of $0.5 million, a decrease of contract assets net of contract liabilities of $0.4 million and decreases to other components of working capital of $0.7 million.

Cash Flows from Investing Activities

Investing activities was nil for the three months ended March 30, 2019 as expenditures for property and equipment of $5 thousand were offset by proceeds from notes receivable of $5 thousand.

Investing activities used cash of $4 thousand for the three months ended March 31, 2018 primarily due to the expenditures for property and equipment reduced by payments from note receivable.

Cash Flows from Financing Activities

The use of cash for financing activities during the three months ended March 30, 2019 of $61 thousand was primarily for the purchase of treasury stock which used $60 thousand. Financing activities for the three months ended March 31, 2018 used $46 thousand for the payment of our capital leases obligations.

Changes in Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that amends the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We adopted the standard effective December 30, 2018 using the modified retrospective transition approach and elected not to adjust prior comparative periods. Upon adoption, the Company recognized right-of-use assets and lease liabilities of $1.3 million at December 30, 2018. See Note 7.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2019, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2019, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018, which outline factors that could materially affect our business, financial condition or future results, and the additional risk factors below. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of March 30, 2019, our backlog was approximately $30.1 million. We expect a majority of this backlog to be completed in 2019 and 2020. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of March 30, 2019 we had two projects that had $0.1 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
December 30, 2018 to January 26, 2019	55,057	0.76	1,267,830	$444,450
January 27, 2019 to March 2, 2019	22,630	0.83	1,290,460	$425,589
March 3, 2018 to March 30, 2019	—	—	1,290,460	$425,589

(1) On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. As of March 30, 2019, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*10.1	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc. dated January 23, 2019.

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the First Quarter 2019

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the First Quarter 2019

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2019
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

