Form 10-Q
period 2019-06-29
ENGLOBAL CORP
filed 2019-08-13
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ENG	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 8, 2019.

$0.001 Par Value Common Stock	27,404,469 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 29, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating revenues	$13,621	$13,872	$25,784	$27,059
Operating costs	11,679	11,619	22,504	23,394
Gross profit	1,942	2,253	3,280	3,665

Selling, general and administrative expenses	2,450	2,869	4,755	5,451
Operating loss	(508)	(616)	(1,475)	(1,786)

Other income (expense):
Other income (expense), net	26	(373)	41	(378)
Interest expense, net	(4)	(5)	(6)	(14)
Loss from operations before income taxes	(486)	(994)	(1,440)	(2,178)

Provision (benefit) for federal and state income taxes	31	(2)	51	14

Net loss	(517)	(992)	(1,491)	(2,192)

Basic and diluted loss per common share:	$(0.02)	$(0.04)	$(0.05)	$(0.08)

Basic and diluted weighted average shares used in computing loss per share:	27,408	27,510	27,420	27,512

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	June 29, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,896	$6,060
Trade receivables, net of allowances of $202 and $202	8,189	10,211
Prepaid expenses and other current assets	670	1,096
Contract assets	2,190	3,175
Total Current Assets	20,945	20,542
Property and equipment, net	604	677
Goodwill	720	720
Other assets
Right of use asset	2,619	—
Deposits and other assets	296	367
Total Other Assets	2,915	367
Total Assets	$25,184	$22,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,156	$3,172
Accrued compensation and benefits	2,493	2,301
Contract liabilities	2,650	604
Other current liabilities	1,196	740
Total Current Liabilities	9,495	6,817
Long Term Leases	1,718	—
Total Liabilities	11,213	6,817
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,404,469 and 27,487,594 shares issued and outstanding at June 29, 2019 and December 29, 2018, respectively	27	27
Additional paid-in capital	36,906	36,934
Accumulated deficit	(22,962)	(21,472)
Total Stockholders’ Equity	13,971	15,489
Total Liabilities and Stockholders’ Equity	$25,184	$22,306

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net loss	$(1,491)	$(2,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	177	289
Share-based compensation expense	32	122
Changes in current assets and liabilities:
Trade accounts receivable	2,022	(845)
Contract assets	985	(1,720)
Prepaid expenses and Other current assets	492	396
Accounts payable	(16)	869
Accrued compensation and benefits	192	68
Contract liabilities	2,046	(417)
Income taxes payable	(430)	(60)
Other current liabilities, net	(44)	(589)
Net cash provided by (used in) operating activities	$3,965	$(4,079)

Cash Flows from Investing Activities:
Proceeds from notes receivable	5	14
Property and equipment acquired	(72)	(65)
Net cash used in investing activities	$(67)	$(51)

Cash Flows from Financing Activities:
Purchase of treasury stock	(61)	—
Payments on capitalized leases	(1)	(74)
Net cash used in financing activities	$(62)	$(74)
Net change in cash, cash equivalents and restricted cash	3,836	(4,204)
Cash, cash equivalents and restricted cash, at beginning of period	6,060	9,648
Cash, cash equivalents and restricted cash, at end of period	$9,896	$5,444

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$14
Right of use assets	$2,619	$0

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	June 29, 2019	June 30, 2018

Common Stock
Balance at beginning of period	$27	$27
Treasury stock retired	—	—
Balance at end of period	27	27

Additional Paid-in Capital
Balance at beginning of period	36,890	36,919
Share-based compensation - employee	16	46
Stock repurchased
Treasury stock retired
Balance at end of period	36,906	36,965

Accumulated Earnings (Deficit)
Balance at beginning of period	(22,445)	(17,001)
Net loss	(517)	(992)
Balance at end of period	(22,962)	(17,993)

Total Stockholders’ Equity	$13,971	$18,999

	For the Six Months Ended
	June 29, 2019	June 30, 2018

Common Stock
Balance at beginning of period	$27	$27
Treasury stock retired	—	—
Balance at end of period	27	27

Additional Paid-in Capital
Balance at beginning of period	36,934	36,843
Share-based compensation - employee	32	122
Stock repurchased
Treasury stock retired	(60)
Balance at end of period	36,906	36,965

Accumulated Earnings (Deficit)
Balance at beginning of period	(21,471)	(15,801)
Net loss	(1,491)	(2,192)
Balance at end of period	(22,962)	(17,993)

Total Stockholders’ Equity	$13,971	$18,999

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

The condensed financial statements included herein are unaudited for the three and six month periods ended June 29, 2019 and June 30, 2018, and in the case of the condensed balance sheet as of December 29, 2018 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 3 – CRITICAL ACCOUNTING POLICIES UPDATE

Our critical accounting policies are detailed in “Note 2 – Accounting Policies and New Accounting Pronouncements” within Item 8 of our Annual Report on Form 10-K for the year ended December 29, 2018 . Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

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

Based on this analysis, any adjustments to revenue, operating costs and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive performance and may result in an increase in operating income during the performance of individual performance obligations if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. When estimates of total costs to be incurred exceed total estimates to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is recorded. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net revenue, operating costs and the related impact to operating income are recognized monthly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. See Note 5 – Segment Information for disaggregated revenue information.

Adoption of ASC Topic 606 did not have a material impact on our revenue or associated costs.

Incremental Costs – Our incremental costs of obtaining a contract, which consists of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no amortization expense related to incremental costs in the second quarter of 2019 or 2018.

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

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

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 29, 2019 and December 29, 2018:

	June 29, 2019	December 29, 2018
	(dollars in thousands)
Costs incurred on uncompleted contracts	$18,912	$34,800
Estimated earnings on uncompleted contracts	4,544	6,921
Earned revenues	23,456	41,721
Less: billings to date	23,916	39,150
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$(460)	$2,571

Contract assets	$2,190	$3,175
Contract liabilities	(2,650)	(604)
Net contract assets (liabilities)	$(460)	$2,571

NOTE 5– SEGMENT INFORMATION

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. The operating performance is regularly reviewed with these two operational leaders in charge of its engineering offices and its automation offices, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

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

Segment information for the three months ended June 29, 2019 and June 30, 2018 is as follows (dollars in thousands):

For the three months ended June 29, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,659	$7,962	$—	$13,621
Gross profit	828	1,114	—	1,942
Gross Profit Margin	14.6%	14.0%		14.3%
SG&A	589	390	1,471	2,450
Operating income (loss)	239	724	(1,471)	(508)
Other income, net				26
Interest expense, net				(4)
Tax expense				(31)
Net loss				$(517)

For the three months ended June 30, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$6,652	$7,220	$—	$13,872
Gross profit	1,330	923	—	2,253
Gross Profit Margin	20.0%	12.8%		16.2%
SG&A	531	663	1,675	2,869
Operating income (loss)	799	260	(1,675)	(616)
Other expense, net				(373)
Interest expense, net				(5)
Tax benefit				2
Net loss				$(992)

Segment information for the six months ended June 29, 2019 and June 30, 2018 is as follows (dollars in thousands):

For the six months ended June 29, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$11,292	$14,492	$—	$25,784
Gross profit	1,499	1,781	—	3,280
Gross Profit Margin	13.3%	12.3%		12.7%
SG&A	1,176	819	2,760	4,755
Operating income (loss)	323	962	(2,760)	(1,475)
Other expense				41
Interest expense, net				(6)
Tax expense				(51)
Net loss				$(1,491)

For the six months ended June 30, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$11,747	$15,312	$—	$27,059
Gross profit	1,746	1,919	—	3,665
Gross Profit Margin	14.9%	12.5%		13.5%
SG&A	957	1,367	3,127	5,451
Operating income (loss)	789	552	(3,127)	(1,786)
Other expense				(378)
Interest expense, net				(14)
Tax expense				(14)
Net loss				$(2,192)

Total Assets by Segment	As of June 29, 2019	As of December 29, 2018
	(dollars in thousands)
EPCM	$6,597	$4,792
Automation	8,673	10,550
Corporate	9,914	6,964
Consolidated	$25,184	$22,306

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

The Company recorded income tax expense of $31 thousand and $51 thousand for the three and six months ended June 29, 2019, respectively, as compared to income tax benefit of $2 thousand and income tax expense of $14 thousand for the three and six months ended June 30, 2018, respectively.

The effective income tax rate for the three and six months ended June 29, 2019 was (2.06)% and (0.20)%, respectively, as compared to 0.0% and (0.05)% for the three and six months ended June 30, 2018. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the unrealized deferred tax asset generated by the current year benefit.

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

NOTE 8 – LEASES

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

The Company’s finance leases are immaterial to its consolidated financial statements.

The components of lease expense were as follows:

Six months ended June 29, 2019
Operating leases:
Operating costs	$418
Selling, general and administrative expenses	922
1,340
Short-term leases:
Operating costs	—
Selling, general and administrative expenses	255
255
Total lease expense	$1,595

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	June 29, 2019
Operating ROU assets	Right of Use asset	$2,619

Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	$933
Noncurrent operating lease liabilities	Long Term Leases	1,718
Total operating lease liabilities		$2,651

The weighted average remaining lease term and weighted average discount rate were as follows:

At June 29, 2019
Weighted average remaining lease term of operating leases	2.7 years
Weighted average discount rate of operating leases	4.0%

Maturities of operating lease liabilities as of June 29, 2019 are as follows:

Year ending:	Amount
2019 (remaining months)	$504
2020	1,012
2021	958
2022	288
Total lease payments	$2,762
Less: imputed interest	(111)
Total lease liabilities	$2,651

The aggregate amount of future minimum annual rental payments applicable to non-cancelable leases as of December 29, 2018 were as follows:

Year ending:	Minimal Rental Payments
2019	$445
2020	445
2021	387
2022	64
Total	$1,341

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

Comparison of the three months ended June 29, 2019 versus the three months ended June 30, 2018

The following table, for the three months ended June 29, 2019 versus the three months ended June 30, 2018, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended June 29, 2019:
Revenue	$5,659	$7,962	$—	$13,621	100%
Gross profit	828	1,114	—	1,942
Gross Profit Margin	14.6%	14.0%		14.3%
SG&A	589	390	1,471	2,450	18.0%
Operating income (loss)	239	724	(1,471)	(508)	(3.7)%
Other income, net				26
Interest expense, net				(4)
Tax expense				(31)
Net loss				$(517)	(3.8)%
Basic and Diluted loss per share				$(0.02)

Three months ended June 30, 2018:
Revenue	$6,652	$7,220	$—	$13,872	$100%
Gross profit	1,330	923	—	2,253
Gross Profit Margin	20.0%	12.8%		16.2%
SG&A	531	663	1,675	2,869	20.7%
Operating income (loss)	799	260	(1,675)	(616)	(4.4)%
Other expense, net				(373)
Interest expense, net				(5)
Tax benefit				2
Net loss				$(992)	(7.2)%
Basic and Diluted loss per share				(0.04)

Increase (Decrease) in Operating Results:
Revenue	$(993)	$742	$—	$(251)	(1.8)%
Gross profit (loss)	(502)	191	—	(311)
SG&A	58	(272)	(204)	(418)	(14.6)%
Operating income	(560)	463	204	107	(17.4)%
Other income, net				399
Interest expense, net				1
Tax expense				(33)
Net loss				474	(47.8)%
Basic and Diluted loss per share				0.02

The following table, for the six months ended June 29, 2019 versus the six months ended June 30, 2018, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Six months ended June 29, 2019:
Revenue	$11,292	14,492	—	25,784	100%
Gross profit	1,499	1,781	—	3,280
Gross Profit Margin	13.3%	12.3%		12.7%
SG&A	1,176	819	2,760	4,755	18.4%
Operating income (loss)	323	962	(2,760)	(1,475)	(5.7)%
Other income, net				41
Interest expense, net				(6)
Tax expense				(51)
Net loss				(1,491)	(5.8)%
Basic and Diluted loss per share				(0.05)

Six months ended June 30, 2018:
Revenue	$11,747	15,312	—	27,059	100%
Gross profit	1,746	1,919	—	3,665
Gross Profit Margin	14.9%	12.5%		13.5%
SG&A	957	1,367	3,127	5,451	20.1%
Operating income (loss)	789	552	(3,127)	(1,786)	(6.6)%
Other expense, net				(378)
Interest expense, net				(14)
Tax expense				(14)
Net loss				(2,192)	(8.1)%
Basic and Diluted loss per share				(0.08)

Increase (Decrease) in Operating Results:
Revenue	$(455)	(820)	—	(1,275)	(4.7)%
Gross profit (loss)	(247)	(138)	—	(385)
SG&A	219	(548)	(367)	(696)	(12.8)%
Operating income (loss)	(466)	410	367	311	(17.4)%
Other income, net				419
Interest expense, net				8
Tax benefit				(37)
Net loss				701	(54.9)%
Basic and Diluted loss per share				0.03

Revenue – Revenue decreased $0.3 million to $13.6 million from $13.9 million, or a decrease of 1.8%, for the three months ended June 29, 2019, as compared to the three months ended June 30, 2018. Revenue from the EPCM segment decreased $1.0 million to $5.6 million from $6.6 million, or a decrease of 14.9%, for the three months ended June 29, 2019, as compared to the three months ended June 30, 2018, primarily due to the completion of several large projects in 2018. Revenue from the Automation segment increased $0.7 million to $7.9 million from $7.2 million, or an increase of 10.3%, for the three months ended June 29, 2019, as compared to the three months ended June 30, 2018. This increase is primarily due to a large project that was awarded during in the second half of 2018.

Revenue decreased $1.3 million to $25.8 million from $27.1 million, or a decrease of 4.7%, for the six months ended June 29, 2019, as compared to the six months ended June 30, 2018. Revenue from the EPCM segment decreased $0.5 million to $11.3 million from $11.8 million, or a decrease of 3.9%, for the six months ended June 29, 2019, as compared to the six months ended June 30, 2018. The decrease was primarily due to the completion of several large projects in 2018. Revenue from the Automation segment decreased $0.8 million to $14.5 million from $15.3 million, or a decrease of 5.4%, for the six months ended June 29, 2019, as compared to the six months ended June 30, 2018. The decrease was primarily due to the completion of several large projects in 2018, partially offset by increased petrochemical, refining, and government work, which included a large project awarded in the second half of 2018.

Gross Profit – Gross profit margin decreased 1.9% to 14.3% from 16.2% for the three months ended June 29, 2019, as compared to the three months ended June 30, 2018. Gross profit for the EPCM segment decreased $0.5 million to $0.8 million from $1.3 million and its gross profit margin decreased 5.4% to 14.6% from 20.0% for the three months ended June 29, 2019, as compared to the three months ended June 30, 2018. The decrease in gross profit margin is primarily attributable to the cost associated with staffing for recent awards that are expected to begin in the third quarter. Gross profit margin for the Automation segment increased 1.2% to 14.0% from 12.8% for the three months ended June 29, 2019, as compared to the three months ended June 30, 2018, primarily due to increased utilization of personnel.

Gross profit margin decreased to 12.7% from 13.5% for the six months ended June 29, 2019, as compared to the six months ended June 30, 2018. Gross profit for the EPCM segment decreased $0.2 million to $1.5 million from $1.7 million and its gross profit margin decreased to 13.3% from 14.9% for the six months ended June 29, 2019, as compared to the six months ended June 30, 2018. The decrease in gross profit was primarily due to the completion of several large projects in 2018. The decrease in gross profit margin was primarily attributable to the cost associated with staffing for recent awards that are expected to begin in the third quarter. Gross profit for the Automation segment decreased $0.1 million to $1.8 million from $1.9 million and its gross profit margin declined to 12.3% from 12.5% for the six months ended June 29, 2019, as compared to the six months ended June 30, 2018. The decrease in gross profit was primarily due to the completion of several large projects in 2018. Gross profit margin declined due to a decrease in personnel utilization.

Selling, General and Administrative Expense – SG&A expenses declined by $0.4 million for the three months ended June 29, 2019 as compared to three months ended June 30, 2018. Professional services declined by $0.1 million, bad debt declined by $0.1 million, and depreciation and amortization decreased by $0.1 million for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018.

SG&A expenses declined by $0.7 million for the six months ended June 29, 2019 as compared to the six months ended June 30, 2018. Office salaries declined by $0.1 million, depreciation and amortization declined by $0.1 million, and our stock compensation costs decreased by $0.1 million for the six months ended June 29, 2019 as compared to the six months ended June 30, 2018, which included approximately $0.3 million in one-time costs.

Other Expense – Other expense decreased $0.4 million for the three months and six months ended June 29, 2019 primarily due to a $0.3 million legal settlement paid in 2018.

Interest Expense, net – Interest expense is incurred primarily in connection with our insurance financing and our capital leases. Our interest expense decreased from $5 thousand for the three months ended June 30, 2018  to approximately $4 thousand for the three months ended June 29, 2019.

Interest expense is incurred primarily in connection with our insurance financing and our capital leases. Our interest expense decreased from $14 thousand for the six months ended June 30 , 2018 to approximately $6 thousand for the six months ended June 29  2019.

Tax Expense – We recorded income tax expense of $31 thousand for the three months ended June 29, 2019 as compared to income tax benefit of $2 thousand for the three months ended June 30, 2018.

We recorded income tax expense of $51 thousand for the six months ended June 29, 2019 as compared to income tax expense of $14 thousand for the six months ended June 30, 2018.

Net Loss – Net loss for the three months ended June 29, 2019 was $0.5 million, or a $0.5 million decrease from a net loss of $1 million for the three months ended June 30, 2018, primarily as a result of lower selling, general and administrative expense.

Net loss for the six months ended June 29, 2019 was $1.5 million, or a $0.7 million decrease from a net loss of $2.2 million for the six months ended June 30, 2018, primarily as a result of lower selling, general and administrative expense.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. As we are currently operating without a credit facility, our primary sources of liquidity are cash on hand and internally generated funds. We had cash of approximately $9.9 million at June 29, 2019 compared to $6.1 million as of December 29, 2018. Our working capital as of June 29, 2019 was $11.5 million versus $13.7 million as of December 29, 2018. This decrease is primarily attributable to the adoption of ASC 842, “Leases,” right-of-use (“ROU”) assets and lease liabilities, which decreased our working capital by $0.9 million. Additionally, challenging industry conditions and a competitive environment continue to impact our financial results. We believe our cash on hand, internally generated funds and other working capital will be sufficient to fund our current operations and expected growth for the next twelve months.

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

Cash Flows from Operating Activities

Operating activities generated $4.0 million of cash for the six months ended June 29, 2019 and used $4.1 million of cash for the six months ended June 30, 2018. The primary drivers of our cash provided by operations for the six months ended June 29, 2019 were decreases of contract assets net of contract liabilities of $2.0 million, and a decrease in trade receivables of $2.0 million, offset by our operating loss before non-cash expenses of $1.5 million, and cash provided by an increase in other components of working capital of $1.5 million.

The primary drivers of our cash used in operations for the six months ended June 30, 2018 were our operating loss before non-cash expenses of $1.8 million, an increase in trade receivables of $0.8 million and increases of contract assets net of contract liabilities of $2.1 million partially offset by other components of working capital of $0.6 million.

Cash Flows from Investing Activities

Investing activities used cash of $67 thousand for the six months ended June 29, 2019 as expenditures for property and equipment of $72 thousand were partially offset by proceeds from notes receivable of $5 thousand.

Investing activities used cash of $51 thousand for the six months ended June 30, 2018 primarily due to expenditures for property and equipment of $65 thousand partially offset by proceeds from notes receivable of $14 thousand.

Cash Flows from Financing Activities

The use of cash for financing activities during the six months ended June 29, 2019 of $61 thousand was primarily for the purchase of treasury stock which used $60 thousand. Financing activities for the six months ended June 30, 2018 used $0.1 million for the payment of our capital leases obligations.

Changes in Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that amends the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We adopted the standard effective December 30, 2018 using the modified retrospective transition approach and elected not to adjust prior comparative periods. Upon adoption, the Company recognized right-of-use assets and lease liabilities of $1.3 million at December 30, 2018. See Note 8.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2019, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2019, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 29, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of June 29, 2019, our backlog was approximately $26.4 million. We expect a majority of this backlog to be completed in 2019 and 2020. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of June 29, 2019 we had two projects that had $0.1 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Dated: August 8, 2019
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

