Form 10-Q
period 2019-09-28
ENGLOBAL CORP
filed 2019-11-12
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ENG	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 12, 2019.

$0.001 Par Value Common Stock	27,413,626 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 28, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating revenues	$13,974	$14,255	$39,758	$41,314
Operating costs	12,299	11,962	34,803	35,355
Gross profit	1,675	2,293	4,955	5,959

Selling, general and administrative expenses	2,371	2,483	7,125	7,935
Operating loss	(696)	(190)	(2,170)	(1,976)

Other income (expense):
Other income (expense), net	7	11	48	(367)
Interest expense, net	(5)	(1)	(12)	(14)
Loss from operations before income taxes	(694)	(180)	(2,134)	(2,357)

Provision for federal and state income taxes	22	17	73	31

Net loss	(716)	(197)	(2,207)	(2,388)

Basic and diluted loss per common share:	$(0.03)	$(0.01)	$(0.08)	$(0.09)

Basic and diluted weighted average shares used in computing loss per share:	27,410	27,509	27,417	27,511

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share amounts)

	September 28, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$6,088	$6,060
Trade receivables, net of allowances of $202 and $202	7,463	10,211
Prepaid expenses and other current assets	184	1,096
Contract assets	4,128	3,175
Total Current Assets	17,863	20,542
Property and equipment, net	878	677
Goodwill	720	720
Other assets
Right of use asset	2,377	—
Deposits and other assets	300	367
Total Other Assets	2,677	367
Total Assets	$22,138	$22,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,944	$3,172
Accrued compensation and benefits	2,175	2,301
Current portion of leases	994	—
Contract liabilities	813	604
Other current liabilities	293	740
Total Current Liabilities	7,219	6,817

Long Term Leases	1,652	—
Total Liabilities	8,871	6,817
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,413,626 and 27,487,594 shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively	27	27
Additional paid-in capital	36,918	36,934
Accumulated deficit	(23,678)	(21,472)
Total Stockholders’ Equity	13,267	15,489
Total Liabilities and Stockholders’ Equity	$22,138	$22,306

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 28, 2019	September 29, 2018
Cash Flows from Operating Activities:
Net loss	$(2,207)	$(2,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	258	386
Share-based compensation expense	45	171
Gain on sale of asset	—	(2)
Changes in current assets and liabilities:
Trade accounts receivable	2,748	(1,379)
Contract assets	(953)	982
Other current assets	956	678
Accounts payable	(229)	(445)
Accrued compensation and benefits	(126)	(453)
Contract liabilities	209	(1,048)
Income taxes payable	16	(58)
Other current liabilities, net	(460)	(708)
Net cash provided by (used in) operating activities	$257	$(4,264)

Cash Flows from Investing Activities:
Proceeds from notes receivable	24	19
Property and equipment acquired	(191)	(89)
Net cash used in investing activities	$(167)	$(70)

Cash Flows from Financing Activities:
Purchase of treasury stock	(61)	—
Payments on finance leases	(1)	(62)
Net cash used in financing activities	$(62)	$(62)
Net change in cash, cash equivalents and restricted cash	28	(4,396)
Cash, cash equivalents and restricted cash, at beginning of period	6,060	9,648
Cash, cash equivalents and restricted cash, at end of period	$6,088	$5,252

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12	$15
Right of use assets obtained in exchange for new operating lease liability	$2,377	$—
Leased assets obtained in exchange for new finance lease liabilities	$236	$—
Cash paid (received) during the period for income taxes (net of refunds)	$—	$96

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Common Stock
Balance at beginning of period	$27	$27	$27	$27
Treasury stock retired	—	—	—	—
Balance at end of period	27	27	27	27

Additional Paid-in Capital
Balance at beginning of period	36,906	36,965	36,934	36,843
Share-based compensation - employee	12	48	45	170
Treasury stock retired	—	—	(61)	—
Balance at end of period	36,918	37,013	36,918	37,013

Accumulated Earnings (Deficit)
Balance at beginning of period	(22,962)	(17,992)	(21,471)	(15,801)
Net loss	(716)	(197)	(2,207)	(2,388)
Balance at end of period	(23,678)	(18,189)	(23,678)	(18,189)

Total Stockholders’ Equity	13,267	18,851	$13,267	$18,851

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

The condensed financial statements included herein are unaudited for the three and nine month periods ended September 28, 2019 and September 29, 2018, and in the case of the condensed balance sheet as of December 29, 2018 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

Incremental Costs – Our incremental costs of obtaining a contract, which consists of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no amortization expense related to incremental costs in the third quarter of 2019 or 2018.

NOTE 4 – REVENUE RECOGNITION

Our revenue by contract type was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Fixed-price revenue	$5,334	$5,425	$14,418	$17,370
Time-and-material revenue	8,640	8,830	25,340	23,944
Total Revenue	13,974	14,255	39,758	41,314

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

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 28, 2019 and December 29, 2018:

	September 28, 2019	December 29, 2018
	(dollars in thousands)
Costs incurred on uncompleted contracts	$24,451	$34,800
Estimated earnings on uncompleted contracts	4,843	6,921
Earned revenues	29,294	41,721
Less: billings to date	25,979	39,150
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$3,315	$2,571

Contract assets	$4,128	$3,175
Contract liabilities	(813)	(604)
Net contract assets	$3,315	$2,571

NOTE 6 – SEGMENT INFORMATION

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. The operating performance is regularly reviewed with two operational leaders in charge of our engineering offices and automation offices of these segments, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

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

Segment information for the three months ended September 28, 2019 and September 29, 2018 is as follows (dollars in thousands):

For the three months ended September 28, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$4,256	$9,718	$—	$13,974
Gross profit	75	1,600	—	1,675
Gross Profit Margin	1.8%	16.5%		12.0%
SG&A	651	427	1,293	2,371
Operating income (loss)	(576)	1,173	(1,293)	(696)
Other income, net				7
Interest expense, net				(5)
Tax expense				(22)
Net loss				$(716)

For the three months ended September 29, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$6,821	$7,434	$—	$14,255
Gross profit	1,133	1,160	—	2,293
Gross Profit Margin	16.6%	15.6%		16.1%
SG&A	469	633	1,381	2,483
Operating income (loss)	664	527	(1,381)	(190)
Other income, net				11
Interest expense, net				(1)
Tax expense				(17)
Net loss				$(197)

Segment information for the nine months ended September 28, 2019 and September 29, 2018 is as follows (dollars in thousands):

For the nine months ended September 28, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$15,548	$24,210	$—	$39,758
Gross profit	1,574	3,381	—	4,955
Gross Profit Margin	10.1%	14.0%		12.5%
SG&A	1,826	1,246	4,053	7,125
Operating income (loss)	(252)	2,135	(4,053)	(2,170)
Other income, net				48
Interest expense, net				(12)
Tax expense				(73)
Net loss				$(2,207)

For the nine months ended September 29, 2018:	EPCM	Automation	Corporate	Consolidated

Revenue	$18,568	$22,746	$—	$41,314
Gross profit	2,879	3,080	—	5,959
Gross Profit Margin	15.5%	13.5%		14.4%
SG&A	1,426	2,001	4,508	7,935
Operating income (loss)	1,453	1,079	(4,508)	(1,976)
Other expense, net				(367)
Interest expense, net				(14)
Tax expense				(31)
Net loss				$(2,388)

Total Assets by Segment	As of September 28, 2019	As of December 29, 2018
	(dollars in thousands)
EPCM	$6,276	$4,792
Automation	9,906	10,550
Corporate	5,956	6,964
Consolidated	$22,138	$22,306

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

The Company recorded income tax expense of $22 thousand and $73 thousand for the three and nine months ended September 28, 2019, respectively, as compared to income tax expense of $17 thousand and $31 thousand for the three and nine months ended September 29, 2018, respectively.

The effective income tax rate for the three and nine months ended September 28, 2019 was (3.2)% and (3.4)%, respectively, as compared to (9.3)% and (1.3)% for the three and nine months ended September 29, 2018. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the unrealized deferred tax asset generated by the current year benefit.

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

NOTE 9 – LEASES

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

The components of lease expense were as follows (dollars in thousands):

	Financial Statement Classification	Three months ended September 28, 2019	Nine months ended September 28, 2019
Finance leases:
Amortization expense	SG&A Expense	$4	$4
Interest expense	Interest expense, net	2	2
		6	6
Operating leases:
Operating costs	Operating costs	427	845
Selling, general and administrative expenses	SG&A Expense	476	1,398
		903	2,243
Total lease expense		$909	$2,249

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	September 28, 2019
ROU Assets:
Operating leases	Right of Use asset	$2,377
Finance leases	Property and equipment, net	232
Total ROU Assets:		$2,609

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$947
Finance leases	Current portion of leases	47
Noncurrent Liabilities:
Operating leases	Long Term Leases	1,467
Finance leases	Long Term Leases	185
Total lease liabilities		$2,646

The weighted average remaining lease term and weighted average discount rate were as follows:

At September 28, 2019
Weighted average remaining lease term (years)
Operating leases	2.4
Finance leases	4.9
Weighted average discount rate
Operating leases	3.7%
Finance leases	14.5%

Maturities of operating lease liabilities as of September 28, 2019 are as follows (dollars in thousands):

Year ending:	Operating leases	Finance leases	Total
2019 (remaining months)	$249	$14	$263
2020	1,012	55	1,067
2021	957	55	1,012
2022	289	55	344
2023	-	55	55
2024	-	36	36
Total lease payments	2,507	270	2,777
Less: imputed interest	(92)	(39)	(131)
Total lease liabilities	$2,415	$231	$2,646

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

Comparison of the three months ended September 28, 2019 versus the three months ended September 29, 2018

The following table, for the three months ended September 28, 2019 versus the three months ended September 29, 2018, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended September 28, 2019:
Revenue	$4,256	$9,718	$—	$13,974	100%
Gross profit	75	1,600	—	1,675
Gross Profit Margin	1.8%	16.5%		12.0%
SG&A	651	427	1,293	2,371	17.0%
Operating income (loss)	(576)	1,173	(1,293)	(696)	(5.0)%
Other income (expense), net				7
Interest expense, net				(5)
Tax expense				(22)
Net loss				$(716)	(5.1)%
Basic and diluted loss per share				$(0.03)

Three months ended September 29, 2018:
Revenue	$6,821	$7,434	$—	$14,255	100%
Gross profit	1,133	1,160	—	2,293
Gross Profit Margin	16.6%	15.6%		16.1%
SG&A	469	633	1,381	2,483	17.4%
Operating income (loss)	664	527	(1,381)	(190)	(1.3)%
Other income (expense), net				11
Interest expense, net				(1)
Tax expense				(17)
Net loss				$(197)	(1.4)%
Basic and diluted loss per share				$(0.01)

Increase (Decrease) in Operating Results:
Revenue	$(2,565)	$2,284	$—	$(281)	(2.0)%
Gross profit	(1,058)	440	—	(618)
SG&A	182	(206)	(88)	(112)	(4.5)%
Operating income (loss)	(1,240)	646	88	(506)	266.3%
Other income (expense), net				(4)
Interest expense, net				(4)
Tax expense				(5)
Net loss				$(519)	263.5%
Basic and diluted loss per share				$(0.02)

The following table, for the nine months ended September 28, 2019 versus the nine months ended September 29, 2018, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Nine months ended September 28, 2019:
Revenue	$15,548	$24,210	$—	$39,758	100%
Gross profit	1,574	3,381	—	4,955
Gross Profit Margin	10.1%	14.0%		12.5%
SG&A	1,826	1,246	4,053	7,125	17.9%
Operating income (loss)	(252)	2,135	(4,053)	(2,170)	(5.5)%
Other income (expense), net				48
Interest expense, net				(12)
Tax expense				(73)
Net loss				$(2,207)	(5.6)%
Basic and diluted loss per share				$(0.08)

Nine months ended September 29, 2018:
Revenue	$18,568	$22,746	$—	$41,314	100%
Gross profit	2,879	3,080	—	5,959
Gross Profit Margin	15.5%	13.5%		14.4%
SG&A	1,426	2,001	4,508	7,935	19.2%
Operating income (loss)	1,453	1,079	(4,508)	(1,976)	(4.8)%
Other income (expense), net				(367)
Interest expense, net				(14)
Tax expense				(31)
Net loss				$(2,388)	(5.8)%
Basic and diluted loss per share				$(0.09)

Increase (Decrease) in Operating Results:
Revenue	$(3,020)	$1,464	$—	$(1,556)	(3.8)%
Gross profit	(1,305)	301	—	(1,004)
SG&A	400	(755)	(455)	(810)	(10.2)%
Operating income (loss)	(1,705)	1,056	455	(194)	9.8%
Other income (expense), net				415
Interest expense, net				2
Tax expense				(42)
Net loss				$181	(7.5)%
Basic and diluted loss per share				$0.01

Revenue – Revenue decreased $0.3 million to $14.0 million from $14.3 million, or a decrease of 2.0%, for the three months ended September 28, 2019, as compared to the three months ended September 29, 2018. Revenue from the EPCM segment decreased $2.6 million to $4.2 million from $6.8 million, or a decrease of 37.6%, for the three months ended September 28, 2019, as compared to the three months ended September 29, 2018, primarily due to the completion of several large projects in 2018. Revenue from the Automation segment increased $2.3 million to $9.7 million from $7.4 million, or an increase of 30.7%, for the three months ended September 28, 2019, as compared to the three months ended September 29, 2018. This increase is primarily due to a large project that was awarded in the first half of 2019.

Revenue decreased $1.5 million to $39.8 million from $41.3 million, or a decrease of 3.8%, for the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018. Revenue from the EPCM segment decreased $3.0 million to $15.5 million from $18.5 million, or a decrease of 16.3%, for the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018. The decrease was primarily due to the completion of several large projects in 2018. Revenue from the Automation segment increased $1.5 million to $24.2 million from $22.7 million, or an increase of 6.4%, for the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018. The increase was primarily due to a large project that was awarded in the first half of 2019.

Gross Profit – Gross profit margin decreased 4.1% to 12.0% from 16.1% for the three months ended September 28, 2019, as compared to the three months ended September 29, 2018. Gross profit for the EPCM segment decreased $1.0 million to $0.1 million from $1.1 million and its gross profit margin decreased 14.8% to 1.8% from 16.6% for the three months ended September 28, 2019, as compared to the three months ended September 29, 2018. The decrease in gross profit margin is primarily attributable to the cost associated with underutilized staffing in place for awards expected to start in the fourth quarter. Gross profit margin for the Automation segment increased 0.9% to 16.5% from 15.6% for the three months ended September 28, 2019, as compared to the three months ended September 29, 2018, primarily due to increased utilization of personnel.

Gross profit margin decreased 1.9% to 12.5% from 14.4% for the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018. Gross profit for the EPCM segment decreased $1.3 million to $1.6 million from $2.9 million and its gross profit margin decreased to 10.1% from 15.5% for the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018. The decrease in gross profit was primarily due to the completion of several large projects in 2018. The decrease in gross profit margin was primarily attributable to the cost associated with underutilized staffing in place for awards expected to start in the fourth quarter. Gross profit for the Automation segment increased $0.3 million to $3.4 million from $3.1 million and its gross profit margin increased to 14.0% from 13.5% for the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018, primarily due to increased utilization of personnel.

Selling, General and Administrative Expense – SG&A expenses declined by $0.1 million for the three months ended September 28, 2019 as compared to three months ended September 29, 2018. Professional services declined by $0.1 million for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018.

SG&A expenses declined by $0.8 million for the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018. Depreciation and amortization declined by $0.2 million, and our stock compensation costs decreased by $0.1 million for the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018, which included approximately $0.3 million in costs for bad debt reserve and professional services.

Other Income (Expense) – Other income (expense) decreased $4 thousand for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018.

Other income (expense) decreased $0.4 million for the nine months ended September 28, 2019 primarily due to a $0.3 million legal settlement paid in 2018.

Interest Expense, net – Interest expense is incurred primarily in connection with our insurance financing and our finance leases. Our interest expense increased to $5 thousand for the three months ended September 28, 2019 from $1 thousand for the three months ended September 29, 2018.

Interest expense decreased to $12 thousand for the nine months ended September 28, 2019 from approximately $14 thousand for the nine months ended September 29, 2018.

Tax Expense – We recorded income tax expense of $22 thousand for the three months ended September 28, 2019 as compared to income tax expense of $17 thousand for the three months ended September 29, 2018.

We recorded income tax expense of $73 thousand for the nine months ended September 28, 2019 as compared to income tax expense of $31 thousand for the nine months ended September 29, 2018.

Net Loss – Net loss for the three months ended September 28, 2019 was $0.7 million, or a $0.5 million increase from a net loss of $0.2 million for the three months ended September 29, 2018, primarily as a result of lower gross profit from our EPCM segment.

Net loss for the nine months ended September 28, 2019 was $2.2 million, or a $0.2 million increase from a net loss of $2.4 million for the nine months ended September 29, 2018, primarily as a result of lower selling, general and administrative expense.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. As we are currently operating without a credit facility, our primary sources of liquidity are cash on hand and internally generated funds. We had cash of approximately $6.1 million at both September 28, 2019 and December 29, 2018. Our working capital as of September 28, 2019 was $10.6 million versus $13.7 million as of December 29, 2018. This decrease is primarily attributable to our year-to-date loss and the adoption of ASC 842, “Leases,” right-of-use (“ROU”) assets and lease liabilities, which decreased our working capital by approximately $1.0 million. We believe our cash on hand, internally generated funds and other working capital will be sufficient to fund our current operations and expected growth for the next twelve months.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices billed are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers or our major customers significantly reduce the amount of work requested from us, (4) we are unable to win new projects that we can perform on a profitable basis, (5) we are awarded projects that require a significant amount of cash to fund other components of working capital or (6) we are unable to reverse our use of cash to fund losses. If any such event occurs, we would be forced to consider alternative financing options.

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

Cash Flows from Operating Activities

Operating activities generated $0.3 million of cash for the nine months ended September 28, 2019 and used $4.3 million of cash for the nine months ended September 29, 2018. The primary drivers of our cash provided by operations for the nine months ended September 28, 2019 were decreases of contract assets net of contract liabilities of $0.7 million, and a decrease in trade receivables of $2.8 million, offset by our operating loss before non-cash expenses of $2.2 million, and cash provided by an increase in other components of working capital of $0.5 million.

The primary drivers of our cash used in operations for the nine months ended September 29, 2018 were our operating loss before non-cash expenses of $2.4 million, an increase in trade receivables of $1.4 million and increases of contract assets net of contract liabilities of $0.1 million partially offset by other components of working capital of $0.4 million.

Cash Flows from Investing Activities

Investing activities used cash of $167 thousand for the nine months ended September 28, 2019 as expenditures for property and equipment of $191 thousand were partially offset by proceeds from notes receivable of $24 thousand.

Investing activities used cash of $70 thousand for the nine months ended September 29, 2018 primarily due to expenditures for property and equipment of $89 thousand partially offset by proceeds from notes receivable of $19 thousand.

Cash Flows from Financing Activities

Financing activities used cash of $62 thousand for the nine months ended September 28, 2019 primarily for the purchase of treasury stock.

Financing activities for the nine months ended September 29, 2018 used $62 thousand for the payment of our capital leases obligations.

Changes in Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that amends the accounting standards for leases. This new standard retains a distinction between finance leases and operating leases but the primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the lessee’s balance sheet and certain aspects of lease accounting have been simplified. This new standard requires additional qualitative and quantitative disclosures along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We adopted the standard effective December 30, 2018 using the modified retrospective transition approach and elected not to adjust prior comparative periods. Upon adoption, the Company recognized right-of-use assets and lease liabilities of $1.3 million at December 30, 2018. See Note 9.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2019, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2019, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 28, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of September 28, 2019, our backlog was approximately $25.6 million. We expect a majority of this backlog to be completed in 2019 and 2020. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of September 28, 2019 we had two projects that had $0.1 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On November 5, 2019, ENGlobal U.S. Inc., a Texas Corporation (the “Corporation”), adopted this ENGLOBAL GROWTH INCENTIVE PLAN (the “GIP” or the “Plan”) to promote and advance the interest of the Corporation and its stockholders by enabling the Corporation and its Affiliates to attract, retain and reward selected employees (the “Participants”).

This plan is intended to provide a variable compensation (the “Incentive Bonus”) component for developing and selling significant projects and services for the Company.

The Chief Executive Officer (CEO) (“Authorized Officer”), in consultation with senior officers of the Corporation, will be responsible for making the determination as to which employees are Participants of this Plan. Company management, business development, executives or other employees that are under other incentive bonus plans of the Company, except the Equity Incentive Plan, will not be eligible for this Plan.

The Incentive Bonus is divided into two components, both of which are based upon gross margin of specifically identified projects. The first portion of the Incentive Bonus is calculated at a percentage of the “as-sold” Booked Gross Margin (“BGM”) determined at the time the contract (or purchase order or release order) for the project is received accordance with ENGlobal’s standard accounting practices. The second portion of the Incentive Bonus is calculated as a percentage of the “as-executed” Final Gross Margin (“FGM”) determined at the completion and closeout of the project and is payable only if the FGM of the project is equal or greater than a pre-approved amount of the BGM at project opening.

The first Incentive payment will be scheduled to be paid after receipt of the first milestone payment. The second Incentive payment will be schedule to be paid after receipt of the final milestone payment and other items listed above. Incentive payments will be considered a gross amount and subject to payroll withholdings.

The Plan shall be operated on a fiscal year. The Plan may be reviewed periodically by the CEO and the Compensation Committee of the Company’s Board of Directors.

The preceding summary of The Plan is qualified in its entirety by reference to the full text of such plan, a copy of which is attached as Exhibit 10.1 herewith and incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

*10.1	ENGlobal U.S. Inc., Redacted Growth Incentive Plan Adopted November 5, 2019

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*32.0	Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2019

*101.ins	XBRL instance document

*101.sch	XBRL taxonomy extension schema document

*101.cal	XBRL taxonomy extension calculation linkbase document

*101.def	XBRL taxonomy extension definition linkbase document

*101.lab	XBRL taxonomy extension label linkbase document

*101.pre	XBRL taxonomy extension presentation linkbase document

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2019
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer

