Form 10-K
period 2019-12-28
ENGLOBAL CORP
filed 2020-03-27
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-14217

ENGlobal Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0322261
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

654 North Sam Houston Parkway East, Suite 400	77060-5914
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (281) 878-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ENG	NASDAQ

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $24,664,022 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 28, 2019).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 26, 2020 is as follows: 27,413,626 shares.

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders or an amendment to this Report to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ENGLOBAL CORPORATION

2019 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries’ serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in Part I, Item 1A. Risk Factors of this Report, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (1) our ability to identify, evaluate, and complete any strategic alternative in connection with our review of strategic alternatives; (2) the impact of the announcement of our review of strategic alternatives on our business, including our financial and operating results, or our employees, suppliers and customers; (3) our ability to increase our revenue and profitability; (4) our ability to realize project awards or contracts on our pending proposals, and the timing, scope and amount of any related awards or contracts; (5) the effect of economic downturns and the volatility and level of oil and natural gas prices; (6) the impact of the outbreak of the COVID-19 coronavirus on our business, financial condition, and results of operations; (7) our ability to retain existing customers and attract new customers; (8) our ability to accurately estimate the overall risks, revenue or costs on a contract; (9) the risk of providing services in excess of original project scope without having an approved change order; (10) our ability to execute our expansion into the modular solutions market and to execute our updated business growth strategy to position the Company as a leading provider of engineered modular solutions to its customer base; (11) our ability to attract and retain key professional personnel; (12) our ability to fund our operations and grow our business utilizing cash on hand, internally generated funds and other working capital; (13) our ability to obtain additional financing, including pursuant to a new credit facility, when needed: (14) our dependence on one or a few customers; (15) the risks of internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, malicious code, cyber-attacks, phishing and other cyber security problems, natural disasters, power shortages or terrorist attacks; (16) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (17) the uncertainties related to the U.S. Government’s budgetary process and their effects on our long-term U.S. Government contracts; (18) the risk of unexpected liability claims or poor safety performance; (19) our ability to identify, consummate and integrate potential acquisitions; (20) our reliance on third-party subcontractors and equipment manufacturers; (21) our ability to satisfy the continued listing standards of NASDAQ with respect to our common stock or to cure any continued listing standard deficiency with respect thereto; and (22) the effect of changes in laws and regulations, including U.S. tax laws, with which the Company must comply and the associated cost of compliance with such laws and regulations. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal’s filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company’s other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineered modular solutions to the energy industry. We deliver these solutions to our clients by combining our vertically integrated engineering and professional project execution services with our automation and systems integration expertise and mechanical fabrication capabilities. We believe our vertically integrated strategy allows us to differentiate our company from most of our competitors as a full service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project schedules and costs. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems. All of the information contained in this Report relates to the annual periods ended December 28, 2019 and December 29, 2018, both of which contained 52 weeks.

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

We have positioned ourselves as a full service, vertically integrated supplier in order to better accommodate the requests of our clients and capture opportunities of larger scope. A majority of these opportunities are expected to be in all sectors of the energy industry; however, some may be outside the energy sector. One result of our sales efforts is that our proposal pipeline continues to increase as we are now focused on selling complete packaged solutions as opposed to our past focus of primarily selling consultant man-hours. Many of these proposals have very long lead times and have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more confident that commodity prices have stabilized at a sufficient level or foreseeable time period. Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to pay us for services provided through the termination date. A significant portion of our revenue is generated through MSAs with our clients. Projects awarded under these MSAs tend to be smaller in nature, but continuously awarded as each one is completed. In these instances, only the current unfinished projects are included in our backlog. Additionally, we have historically performed work under longer term contracts with the U.S. Navy that were generally renewed, released or awarded on an annual basis. Recently, the federal government has begun changing the contracting agency for this work. This has created some delays to the contracting sequence. At December 28, 2019, our backlog was $59.2 million, which is more than double the amount of backlog at the end of last year. Of this amount, $33.7 million was for Automation and $25.5 million was for EPCM. This compares to a total backlog of $29.2 million as of December 29, 2018 with $23.7 million for Automation and $5.5 million for EPCM.

We continue to be mindful of our overhead structure. While we have made investments in key individuals, product developments and new facilities and equipment, which all have negatively impacted our selling, general and administrative (“SG&A”) costs, we have been able to offset those increases with decreases in other areas and, overall, our SG&A costs have continued to decrease. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

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

Reporting Segments

Our Engineering (“EPCM”) and Automation segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Separate operational leaders are in charge of our engineering offices and our automation offices, including the office that contracts with government agencies. The operating performance of our segments is regularly reviewed with the operational leaders of the two segments, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

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

The Automation segment provides services related to the design, integration and implementation of process distributed control and analyzer systems, advanced automated data gathering systems, information technology and the maintenance of these systems primarily to the energy industry throughout the United States and to the U.S. Government globally. This segment also designs, assembles, integrates and services control and instrumentation systems for specific applications in the energy and processing related industries. The Automation segment operates through ENGlobal’s wholly-owned subsidiaries, ENGlobal U.S and ENGlobal Government Services, Inc. (“EGS”). These services are offered to clients in the petroleum refining, petrochemical, pipeline, production, process and pulp and paper industries and to the U.S. government.

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 76.6% of our total revenues for 2019 and 75.7% of our total revenues for 2018. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2019 were the U.S. Government and an independent oil refinery. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers. For the years ended December 28, 2019 and December 29, 2018, we had approximately 78 and 92 active customers, respectively.

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

Our trade names are protected by registration as well as by common law trademark rights. Our trademark for the use of “ENGlobal” ® - “Engineered for Growth” ®, and “viMAC” ® in connection with our products are registered with the U.S. Patent and Trademark Office and we claim common law trademark rights for “ENGlobal” TM in connection with our services. We also claim common law trademark rights for “Global Thinking…Global Solutions” TM, “CARES - Communicating Appropriate Responses in Emergency Situations” TM, “riFAT” TM, “ACE” TM, and “ENGlobal Power Islands” TM.

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

Employees

As of December 28, 2019, we employed approximately 251 individuals on a full-time equivalent basis compared to approximately 238 individuals on a full-time equivalent basis as of December 29, 2018. The 5.5% increase in personnel in 2019 was attributable to the volume of new projects started during the year. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. We continue to strategically hire experienced individuals with significant relationships with our current and new customers to expand our product offerings to our existing customers. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Benefit Plans

ENGlobal sponsors a 401(k) retirement plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company does not currently match employees’ deferrals; however, for active participants during the year ended December 29, 2018, the Company matched 33.3% of elective deferrals up to 6%, for a maximum of 2% of an employee’s compensation and made contributions totaling $0.3 million. The match was suspended beginning December 30, 2018 and no contributions were made during 2019.

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

Anticipated future prices for oil and natural gas are a primary factor affecting spending by our clients. Historically, the markets for oil and natural gas have been volatile and lower prices or volatility in prices for oil and natural gas typically decreases spending by our clients, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. Further, a sustained period of lower prices and volatility in prices for oil and natural gas can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry. On March 9, 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries and other oil exporting nations, the price of oil declined sharply and may continue to decline. Oil and natural gas commodity prices are expected to continue to be volatile. If the prices of oil and natural gas continue to decline or remain depressed for a lengthy period, our business may be materially and adversely affected.

The outbreak of the COVID–19 coronavirus could adversely affect our business, financial condition and results of operations. Our business is dependent upon the willingness and ability of our customers to conduct transactions with us. The spread of the COVID–19 coronavirus could cause severe disruptions in the worldwide economy, including the global demand for oil and natural gas, which could in turn disrupt the business and operations of our customers, as well as our business and operations. Moreover, since the beginning of January 2020, the COVID–19 coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The continued spread of the COVID–19 coronavirus may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of the COVID–19 coronavirus in our market areas. The continued spread of the COVID–19 coronavirus could also negatively impact the availability of our key personnel necessary to conduct our business. Such a spread could also negatively impact the business and operations of third party service providers who perform critical services for our business. If the COVID–19 coronavirus continues to spread or the response to contain the COVID–19 coronavirus is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

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

We are currently operating without a credit facility which may limit our ability to finance operations or engage in other business activities which could have a material impact on our financial condition. While we believe our current cash on hand, internally generated funds and other working capital are sufficient to fund our current operations, not having a credit facility may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2019, our top three clients accounted for 23.3%, 18.3% and 8.3% of our revenue, respectively, and our ten largest customers accounted for 76.6% of our revenue. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of December 28, 2019, we had projects that had $572 thousand in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of December 28, 2019, our backlog was approximately $59.2 million. We expect a majority of this backlog to be completed in 2020. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a U.S. Government contractor, or any exercise by the U.S. Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business. In 2019, we generated approximately 23.3% of our revenue from contracts with U.S. federal, state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our U.S. Government contracting business, including the following:

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

In addition, we must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements of applicable laws, regulations and standards, the DCAA auditor may recommend that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

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

Force majeure events such as natural disasters or global or national health epidemics or concerns, such as the recent COVID-19 coronavirus outbreak, could negatively impact the economy and the industries we service, which may negatively affect our financial condition, results of operations and cash flows. Force majeure events, such as hurricanes or global or national health epidemics or concerns, such as the recent COVID-19 coronavirus outbreak, could negatively impact the economies of the areas in which we operate. For example, in 2017 Hurricane Harvey caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry, but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. In some cases, we remain obligated to perform our services after a natural disaster even though our contracts may contain force majeure clauses. In those cases, if we are not able to react quickly and/or negotiate contractual relief on favorable terms to us, our operations may be significantly and adversely affected, which would have a negative impact on our financial condition, results of operations and cash flows.

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

Our stock price could be volatile, which could cause you to lose part or all of your investment. The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy related companies, has been and may continue to be highly volatile. During 2019, the sales price of our stock ranged from a low of $0.49 per share in April 2019, to a high of $1.23 per share in August 2019. Factors such as announcements concerning our financial and operating results, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock. From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

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

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold. Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 47,586,374 shares of common stock and an additional 2,000,000 shares of blank check preferred stock as of December 28, 2019. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2009 Equity Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

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

ITEM 2. PROPERTIES

We lease space in five buildings in the U.S. totaling approximately 184,895 square feet. The leases have remaining terms ranging from sixteen months to thirty-two months and are on terms that we consider commercially reasonable. We have no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices in Tulsa, Oklahoma, Denver, Colorado, and Henderson, Texas. Approximately 81,000 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location. Our Automation segment performs assembly services in its Houston, Texas integration facility with approximately 81,089 square feet of space. Our EPCM segment performs fabrication services in its Henderson, Texas facility on 7 acres with approximately 22,450 square feet of shop space.

Location	Square Feet
Denver, CO	6,851
Henderson, TX	22,450
Houston, TX	27,823
Houston, TX (Portwall)	81,089
Tulsa, OK	46,682
184,895

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

As of December 28, 2019, approximately 202 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock for the fourth quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
September 29, 2019 to October 26, 2019	—	—	—	$—
October 27, 2019 to November 30, 2019	—	—	—	$—
December 1, 2019 to December 28, 2019	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)	On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of December 28, 2019, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto, included elsewhere in this Report.

Overview

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

Results of Operations

Our revenue is comprised of services revenue and the sale of engineered modular solutions. We generally recognize service revenue as soon as the services are performed. The majority of our engineering services have historically been provided through time-and-material contracts whereas a majority of our engineered modular solutions revenues are earned on fixed-price contracts. During 2019, we worked on 540 projects ranging in size from $1 thousand to $22.6 million. The average size of the projects during 2019 was $345 thousand and we recorded an average revenue of $105 thousand per project.

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

Reporting Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Separate operational leaders are in charge of our engineering offices and our automation offices, including the office that contracts with government agencies. The operating performance of our segments is regularly reviewed with the operational leaders of the two segments, the CEO, CFO and others. This group represents the CODM for ENGlobal.

Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate expenses.

Comparison of the years ended December 28, 2019 and December 29, 2018

The following table set forth below, for the years ended December 28, 2019 and December 29, 2018, provides financial data that is derived from our consolidated statements of operations (amounts in thousands, except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 28, 2019:
Revenue	$19,436	$37,010	$—	$56,446	100.0%
Gross profit	1,631	6,285	—	7,916	14.0%
SG&A	2,461	1,690	5,166	9,317	16.5%
Goodwill impairment	—	—	—	—	0.0%
Operating income (loss)	(830)	4,595	(5,166)	(1,401)	(2.5)%
Other income, net				49	0.1%
Interest expense, net				(31)	(0.1)%
Tax expense				(83)	(0.1)%
Net loss				(1,466)	(2.6)%
Loss per share				$(0.05)

	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 29, 2018:
Revenue	$24,152	$29,844	$—	$53,996	100.0%
Gross profit	3,012	3,921	—	6,933	12.8%
SG&A	1,871	2,575	5,584	10,030	18.6%
Goodwill impairment	—	2,086	—	2,086	3.9%
Operating income (loss)	1,141	(740)	(5,584)	(5,183)	(9.6)%
Other expense, net				(356)	(0.7)%
Interest expense, net				(22)	0.0%
Tax expense				(110)	(0.2)%
Net loss				(5,671)	(10.5)%
Loss per share				$(0.21)

	EPCM	Automation	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(4,716)	$7,166	$—	$2,450	4.5%
Gross profit	(1,381)	2,364	—	983	14.2%
SG&A	590	(885)	(418)	(713)	(7.1)%
Goodwill impairment	—	(2,086)	—	(2,086)	100.0%
Operating income (loss)	(1,971)	5,335	418	3,782	(73.0)%
Other income, net				405	(113.8)%
Interest expense, net				(9)	40.9%
Tax expense				27	(24.5)%
Net loss				4,205	(74.1)%
Loss per share				$0.16

Revenue – Overall, our revenue for the year ended December 28, 2019, as compared to the year ended December 29, 2018, increased $2.5 million, or 4.5%, to $56.5 million from $54.0 million. Revenue from the Automation segment increased $7.2 million, or 24.0%, to $37.0 million for the year ended December 28, 2019, as compared to $29.8 million for the comparable period in 2018. Revenue from the EPCM segment decreased $4.7 million, or 19.5%, to $19.4 million for the year ended December 28, 2019 as compared to $24.1 million for the comparable period in 2018. Our 2019 revenue for the EPCM segment continued to be negatively impacted by the sustained reduction in oil and gas prices and the resulting drop in our clients’ activities in the upstream, midstream and downstream sectors of the energy industry. The Automation segment benefited from a significant downstream project awarded in 2019 for the production of clean fuels as required under new international standards in the maritime fuel sector.

Gross Profit – Gross profit for the year ended December 28, 2019 was $7.9 million, an increase of $1.0 million, or 14.2%, from $6.9 million for the comparable prior year period. Gross profit margin was 14.0% for the year ended December 28, 2019, an increase from the 12.8% gross profit margin for the year ended December 29, 2018.

Gross profit in the Automation segment increased $2.4 million, or 60.3%, to $6.3 million for a gross profit margin of 17.0% for the year ended December 28, 2019 as compared to $3.9 million with a gross profit margin of 13.1% for the year ended December 29, 2018. The increase in gross profit is primarily due to increased utilization of personnel.

Gross profit in our EPCM segment decreased $1.4 million, or 45.8%, to $1.6 million for a gross profit margin of 8.4% for the year ended December 28, 2019 as compared to $3.0 million for a gross profit margin of 12.5% for the year ended December 29, 2018. The decrease in gross profit is primarily due to the completion of several large projects in 2018 while the decrease in gross profit margin is primarily attributable to the cost associated with underutilized staff in place for awards that began during the final quarter of 2019.

Selling, General and Administrative – Overall, our SG&A expenses decreased by $0.7 million for the year ended December 28, 2019 as compared to the year ended December 29, 2018. This decrease in SG&A is driven by reductions in salaries of $0.2 million, depreciation of $0.1 million, legal fees of $0.1 million, contract services of $0.1 million and rent costs of $0.2 million. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Goodwill Impairment – We performed a qualitative assessment of goodwill for each of the years ended December 28, 2019 and December 29, 2018. This assessment indicated that there was no impairment of goodwill as of December 28, 2019. However, for the year ended December 29, 2018, this assessment indicated that goodwill for our Automation reporting unit may have been impaired and a quantitative assessment was needed. As the result of our quantitative assessment, we recorded a goodwill impairment of approximately $2.1 million for the year ended December 29, 2018 for the Automation reporting unit.

Other expense - The Company settled two litigation matters in 2018, which resulted in settlement costs recorded in other expense of $0.4 million, with no comparable expense recorded in 2019.

Loss before income taxes – Loss before income taxes was $1.4 million for the year ended December 28, 2019 as compared to $5.2 million for the year ended December 29, 2018. The decrease in loss before income taxes is primarily due to no goodwill impairment recorded in 2019 as compared to the goodwill impairment recorded in 2018 and to lower selling, general and administrative expense in 2019.

Tax expense – Tax expense was $0.1 million for the year ended December 28, 2019 compared to $0.1 million for the year ended December 29, 2018.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. As we are currently operating without a credit facility, our primary sources of liquidity are cash on hand and internally generated funds. Our cash and restricted cash increased to $8.3 million at December 28, 2019 from $6.1 million at December 29, 2018, as our operating activities provided approximately $2.7 million in net cash during the year ended December 28, 2019 primarily due to increased contract assets net of contract liabilities, depreciation and other components of working capital, partially offset by increased trade receivables and our operating losses. Our working capital as of December 28, 2019 was $11.3 million as compared to $13.7 million as of December 29, 2018.

Additionally, we are continuing to proactively seek opportunities to improve our project awards ratio, streamline our project execution, increase our project margins and reduce selling, general and administrative costs. However, challenging industry conditions and a competitive environment that extended throughout the first three quarters of 2019 may return in 2020 and negatively impact our financial results in the latter half of the year. Despite these market conditions, we believe our current cash on hand, internally generated funds and our other working capital will be sufficient to fund our current operations and expected growth for the next twelve months.

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

Cash Flows from Operating Activities

Operating activities provided approximately $2.7 million in net cash during the year ended December 28, 2019, compared with net cash used of $3.4 million during the comparable period in 2018. The primary driver of the cash provided by operations for the year ended December 28, 2019 was an increase of $4.2 million from contract assets net of contract liabilities and $1.2 million in cash provided by other working capital items, offset by our net loss of $1.5 million and an increase in trade receivables of $1.2 million. For the year ended December 29, 2018, cash used by operations was primarily related to our net loss of $5.7 million less non-cash expenses of goodwill impairment, depreciation, amortization and stock compensation resulting in a net $3.0 million use of cash.

Cash Flows from Investing Activities

Investing activities used cash of $0.3 million during the year ended December 28, 2019 and used cash of $0.1 million during the year ended December 29, 2018 primarily related to the purchase of equipment used to outfit our fabrication facility. For the year ended December 28, 2019, investing activities were primarily expenditures for property and equipment of $0.3 million. For the year ended December 29, 2018, cash used for investing activities was primarily related to expenditures for property and equipment of $0.1 million.

Cash Flows from Financing Activities

Financing activities used cash of $0.1 million during the year ended December 28, 2019 and December 29, 2018 for the repurchase of our common stock and payments on finance leases.

Stock Repurchase Program

On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. From April 2015 through December 2017, the Company purchased and retired 1,191,050 shares at a cost of $1.5 million. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. During the year ended December 29, 2018, we purchased and retired 21,723 shares at a cost of $15 thousand. During the year ended December 28, 2019, we purchased and retired 77,687 shares at a cost of $61 thousand. Management does not intend to repurchase any shares in the near future.

Accounts Receivable

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable increased $1.2 million, or 12.0%, to $11.4 million as of December 28, 2019 compared to $10.2 million as of December 29, 2018. There was no bad debt expense for the year ended December 28, 2019 and $0.1 million for the year ended December 29, 2018. Our allowance for uncollectible accounts was $0.2 million as of December 28, 2019 and December 29, 2018 and increased as a percentage of trade accounts receivable to 2.1% for 2019 from 2.0% for 2018. We continue to manage this portion of our business very carefully.

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

Critical Accounting Policies

Please see Item 8, Note 2 – Accounting Policies and New Accounting Pronouncements for additional information regarding our critical accounting policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ENGlobal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 28, 2019 and December 29, 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic No. 842.

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

/s/Moss Adams LLP

Houston, Texas

March 26, 2020

We have served as the Company’s auditor since 2017.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	December 28, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$8,307	$6,060
Trade receivables, net of allowances of $236 and $202	11,435	10,211
Prepaid expenses and other current assets	889	1,096
Contract assets	3,862	3,175
Total Current Assets	24,493	20,542
Property and equipment, net	1,033	677
Goodwill	720	720
Other assets
Right of use asset	2,133	—
Deposits and other assets	307	367
Total Other Assets	2,440	367
Total Assets	$28,686	$22,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,261	$3,172
Accrued compensation and benefits	2,783	2,301
Current portion of leases	1,041	—
Contract liabilities	5,438	604
Other current liabilities	681	740
Total Current Liabilities	13,204	6,817

Long Term Leases	1,458	—
Total Liabilities	14,662	6,817
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,413,626 and 27,487,594 shares issued and outstanding at December 28, 2019 and December 29, 2018, respectively	27	27
Additional paid-in capital	36,934	36,934
Accumulated deficit	(22,937)	(21,472)
Total Stockholders’ Equity	14,024	15,489
Total Liabilities and Stockholders’ Equity	$28,686	$22,306

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 28,	Year Ended December 29,
	2019	2018

Operating revenues	$56,446	$53,996
Operating costs	48,530	47,063
Gross profit	7,916	6,933
Operating costs and expenses:
Selling, general, and administrative expenses	9,317	10,030
Goodwill impairment	—	2,086
Operating loss	(1,401)	(5,183)
Other income (expense)
Interest expense, net	(31)	(22)
Other income (expense), net	49	(356)
Loss before income taxes	(1,383)	(5,561)

Provision for federal and state income taxes	(83)	(110)

Net loss	$(1,466)	$(5,671)

Basic and diluted loss per common share	$(0.05)	$(0.21)

Basic and diluted weighted average shares used in computing loss per share:	27,414	27,510

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Year Ended December 28,	Year Ended December 29,
	2019	2018

Common Stock
Balance at beginning of year	$27	$27
Balance at end of year	27	27

Additional Paid-in Capital
Balance at beginning of year	36,934	36,843
Share-based compensation - employee	61	106
Stock retired	(61)	(15)
Balance at end of year	36,934	36,934

Accumulated Earnings (Deficit)
Balance at beginning of year	(21,471)	(15,801)
Net loss	(1,466)	(5,671)
Balance at end of year	(22,937)	(21,472)

Total Stockholders’ Equity	$14,024	$15,489

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Year Ended
	December 28, 2019	December 29, 2018
Cash Flows from Operating Activities:
Net loss	$(1,466)	$(5,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	389	460
Share-based compensation expense	61	106
Goodwill impairment	—	2,086
Gain on sale of asset	—	(2)
Changes in current assets and liabilities:
Trade accounts receivable	(1,224)	(1,097)
Contract assets	(689)	2,099
Other current assets	245	(104)
Accounts payable	89	(570)
Accrued compensation and benefits	482	262
Contract liabilities	4,834	(731)
Income taxes payable	84	25
Other current liabilities, net	(140)	(291)
Net cash provided by (used in) operating activities	$2,665	$(3,428)

Cash Flows from Investing Activities:
Proceeds from notes receivable	24	24
Property and equipment acquired	(345)	(107)
Net cash used in investing activities	$(321)	$(83)

Cash Flows from Financing Activities:
Purchase of stock	(61)	(15)
Payments on finance leases	(36)	(62)
Net cash used in financing activities	$(97)	$(77)
Net change in cash, cash equivalents and restricted cash	2,247	(3,588)
Cash, cash equivalents and restricted cash, at beginning of period	6,060	9,648
Cash, cash equivalents and restricted cash, at end of period	$8,307	$6,060

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33	$22
Right of use assets obtained in exchange for new operating lease liability	$2,854	$—
Leased assets obtained in exchange for new finance lease liabilities	$351	$—
Cash paid during the period for income taxes (net of refunds)	$26	$85

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

Basis of Presentation – The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 28, 2019 and December 29, 2018, and the results of our operations, cash flows and changes in stockholders’ equity for the 52-week period ended December 28, 2019 and for the 52 week period ended December 29, 2018. They are prepared in accordance with accounting principles generally accepted in the U.S. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

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

Cash and cash equivalents – Cash and cash equivalents include all cash on hand, demand deposits and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. We have $2 thousand in cash in foreign banks as of December 28, 2019. Our cash balance at financial institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insured amounts from time to time.

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

Our businesses or product lines are largely dependent on a few relatively large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended December 28, 2019, two customers provided more than 10% each of our consolidated operating revenues (23.3% and 18.3%). Three customers provided more than 10% each of our consolidated operating revenues for the year ended December 29, 2018 (20.1%, 14.7%, and 10.1%). Amounts included in trade receivables related to these customers totaled $0.2 million and $0.7 million, respectively, at December 28, 2019 and $1.3 million, $0.6 million and $1.3 million, respectively, at December 29, 2018.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. The Company early adopted ASU 2017-04 on December 29, 2018, the last day of its fiscal 2018 year.

The Company compares its fair value of a reporting unit and the carrying value of the reporting unit to measure goodwill impairment loss as required by ASU 2017-04. Fair value was determined by applying a historical earnings multiple times the cash flow of the operating unit after allocation of certain corporate overhead.

We performed a qualitative assessment of goodwill for each of the years ended December 28, 2019 and December 29, 2018. This assessment indicated that there was no impairment of goodwill as of December 28, 2019. However, for the year ended December 29, 2018, this assessment indicated that goodwill for our Automation reporting unit may have been impaired and a quantitative assessment was needed. As the result of our quantitative assessment, we recorded a goodwill impairment of approximately $2.1 million for the year ended December 29, 2018 for the Automation reporting unit.

Impairment of Long-Lived Assets – We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparison the future undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying value of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. During 2019 and 2018 there were no events or changes in circumstances that indicated that the carrying amount of our assets may not be recoverable.

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

Incremental Costs – Our incremental costs of obtaining a contract, which may consist of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no incremental costs that met our materiality threshold in 2019 or 2018.

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

Earnings per Share – Our basic earnings per share (“EPS”) amounts have been computed based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units, if including such potential shares of common stock is dilutive. We only had restricted stock awards outstanding during 2019.

Treasury Stock – We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently retire these shares, the cost of the shares acquired are recorded in common stock and additional paid in capital. All shares acquired during 2018 and 2019 were retired.

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

Changes in Accounting – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment addresses how certain specified cash receipts and cash payments are presented in the statement of cash flows. This guidance became effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this standard had an immaterial impact to our consolidated statements of cash flows and related disclosures.

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

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables, net as of December 28, 2019 and December 29, 2018, are as follows (amounts in thousands):

	2019	2018
Amounts billed	$5,523	$8,029
Amounts unbilled	5,576	2,368
Retainage	572	16
Less: Allowance for uncollectible accounts	(236)	(202)
Trade receivables, net	$11,435	$10,211

The components of prepaid expense and other current assets are as follows as of December 28, 2019 and December 29, 2018 (amounts in thousands):

	2019	2018
Prepaid expenses	$816	$934
Tax receivable	—	69
Other receivables - employee	54	50
Note receivable	19	43
Prepaid expenses and other current assets	$889	$1,096

The components of other current liabilities are as follows as of December 28, 2019 and December 29, 2018 (amounts in thousands):

	2019	2018
Accrual for known contingencies	$145	$194
Customer prepayments	1	78
Deferred rent	—	17
Current portion of finance leases	—	2
Gross receipts tax payable	96	—
State income taxes payable	67	79
Insurance payable	372	370
Other current liabilities	$681	$740

Our accrual for known contingencies includes litigation accruals, if any. See “Note 14 – Commitments and Contingencies” for further information.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 28, 2019 and December 29, 2018 (amounts in thousands):

	2019	2018
Computer equipment and software	$989	$3,767
Shop equipment	1,301	1,270
Furniture and fixtures	190	290
Building and leasehold improvements	623	2,182
Autos and trucks	87	87
Construction in progress	141	—
	$3,331	$7,596
Accumulated depreciation and amortization	(2,298)	(6,919)
Property and equipment, net	$1,033	$677

Depreciation expense was $0.3 million and $0.5 million for the years ended December 28, 2019 and December 29, 2018, respectively. During the year ended December 28, 2019, we disposed of $4.9 million of assets in connection with relocating several of our offices and upgrading our IT equipment in several locations. There was no gain or loss associated with these disposals due to the assets being fully depreciated. The $4.9 million total consisted of $1.6 million of leasehold improvements, $0.1 million of furniture and fixtures, $0.2 million of machinery and equipment, and $3.0 million of computer equipment and software.

NOTE 5 – REVENUE RECOGNITION

Our revenue by contract type was as follows:

	For the Three Months Ended		For the Year Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Fixed-price revenue	$4,670	$4,223	$19,088	$21,593
Time-and-material revenue	12,018	8,459	37,358	32,403
Total Revenue	16,688	12,682	56,446	53,996

NOTE 6 - CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts consist of the following at December 28, 2019 and December 29, 2018 (amounts in thousands):

	2019	2018
Costs incurred on uncompleted contracts	$23,846	$34,800
Estimated earnings on uncompleted contracts	5,188	6,921
Earned revenues	29,034	41,721
Less: billings to date	30,610	39,150
Net costs in excess of billings on uncompleted contracts	$(1,576)	$2,571

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,862	$3,175
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,438)	(604)
Net costs in excess of billings on uncompleted contracts	$(1,576)	$2,571

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We had $0.9 million in contingency amounts as of December 28, 2019 and had $1.0 million in contingency amounts as of December 29, 2018. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We had $0.2 million in deferred revenue for each of the years ended December 28, 2019 and December 29, 2018. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed or been recorded as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 7 - LEASES

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

The components of lease expense were as follows (dollars in thousands):

	Financial Statement Classification	Twelve months ended December 28, 2019
Finance leases:
Amortization expense	SG&A Expense	$33
Interest expense	Interest expense, net	7
		40
Operating leases:
Operating costs	Operating costs	1,214
Selling, general and administrative expenses	SG&A Expense	1,857
		3,071
Total lease expense		$3,111

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	December 28, 2019
ROU Assets:
Operating leases	Right of Use asset	$2,133
Finance leases	Property and equipment, net	318
Total ROU Assets:		$2,451

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$961
Finance leases	Current portion of leases	80
Noncurrent Liabilities:
Operating leases	Long Term Leases	1,220
Finance leases	Long Term Leases	238
Total lease liabilities		$2,499

The weighted average remaining lease term and weighted average discount rate were as follows:

At December 28, 2019
Weighted average remaining lease term (years)
Operating leases	2.2
Finance leases	3.3
Weighted average discount rate
Operating leases	3.3%
Finance leases	11.0%

Maturities of operating lease liabilities as of December 28, 2019 are as follows (dollars in thousands):

Year ending:	Operating leases	Finance leases	Total
2020	1,012	96	1,108
2021	957	96	1,053
2022	288	75	363
2023	—	55	55
2024	—	35	35
Total lease payments	2,257	357	2,614
Less: imputed interest	(76)	(39)	(115)
Total lease liabilities	$2,181	$318	$2,499

NOTE 8 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company does not currently match employees’ deferrals; however, for active participants in 2018, we matched 33.3% of elective deferrals up to 6%, for a maximum of 2% of employee’s compensation and made contributions totaling $0.3 million. The match was suspended beginning December 30, 2018 and no contributions were made during 2019.

NOTE 9 - STOCK COMPENSATION PLANS

The Company’s 2009 Equity Incentive Plan, as amended (the “Equity Plan,” or the “Plan”), currently provides for the aggregate issuance of up to 2,580,000 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. At December 28, 2019, 545,516 shares of common stock are available to be issued pursuant to the Equity Plan.

We recognized non-cash stock-based compensation expense related to our Equity Plan of $0.1 million for each of the fiscal years ended December 28, 2019 and December 29, 2018.

Restricted Stock Awards – Restricted stock awards granted to non-employee directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards generally vest in quarterly installments beginning September 30th of the year of grant, so long as the grantee continues to serve as a director of the Company as of each vesting date; however, the vesting of the restricted stock awards granted in June 2017 has been delayed. In addition, the Company did not grant restricted stock awards to non-employee directors in June 2018 or June 2019. Restricted stock awards granted to employees generally vest in four equal annual installments on the anniversary date of grant, so long as the grantee remains employed full-time with us as of each vesting date. Shares are generally issued from new shares at the time of grant. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date.

The following is a summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 28, 2019:

	Number of unvested restricted shares	Weighted-average grant-date fair value
Outstanding at December 29, 2018	288,130	$0.96
Granted	10,000	1.22
Vested	(100,444)	1.40
Forfeited	(6,282)	1.02
Outstanding at December 28, 2019	191,404	$0.96

As of December 28, 2019, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1 year. During 2018, the Company did not grant any restricted stock awards. During 2019, the Company granted the following restricted stock awards.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
August 6, 2019	Employees (1)	10,000	$1.22	$12,200

NOTE 10 - TREASURY STOCK

On April 21, 2015, we announced that the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. As of December 28, 2019, the Company had purchased and retired 1,290,460 shares for $1.6 million under this program. The stock repurchase program was suspended from May 16, 2017 and was reinstated on December 19, 2018. During the year ended December 29, 2018, we purchased and retired 21,723 shares at a cost of $15 thousand. During the year ended December 28, 2019, we purchased and retired 77,687 shares at a cost of $61 thousand. Management does not intend to repurchase any shares in the near future.

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

NOTE 12 - FEDERAL AND STATE INCOME TAXES

The components of our income tax expense for the years ended December 28, 2019 and December 29, 2018 were as follows (amounts in thousands):

	2019	2018
Current:
Federal	$—	$—
State	83	129
Foreign	—	(19)
Total current	83	110
Deferred:
Federal	(55)	(113)
State	55	113
Total deferred	—	—
Total income tax expense	$83	$110

The following is a reconciliation of expected income tax benefit to actual income tax expense for the years ended December 28, 2019 and December 29, 2018 (amounts in thousands):

	2019	2018
Federal income tax (benefit) at statutory rate of 21%	$(270)	$(1,167)
State income tax, net of federal income tax effect	93	20
Nondeductible expenses	37	213
Stock Compensation	(1)	—
Foreign Tax credit	—	19
Prior year adjustments and true-ups	23	169
Change in valuation allowance	201	856
Total tax expense	$83	$110

The components of the deferred tax asset (liability) consisted of the following at December 28, 2019 and December 29, 2018 (amounts in thousands):

	2019	2018
Noncurrent Deferred tax assets
Federal and state net operating loss carryforward	$7,145	$6,531
Tax credit carryforwards	1,971	1,971
Allowance for uncollectible accounts	53	46
Accruals not yet deductible for tax purposes	352	357
Goodwill	485	632
Depreciation	7	295
Lease payable	488	—
Total noncurrent deferred tax assets	10,501	9,832
Less: Valuation allowance	(9,912)	(9,710)
Total noncurrent deferred tax assets, net	$589	$122
Noncurrent deferred tax liabilities:
Other	(107)	(122)
Right to use asset	(482)	—
Total noncurrent deferred tax liabilities	(589)	(122)
Net deferred tax assets/deferred tax Liabilities	$—	$—

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 28, 2019 and December 29, 2018, we do not have any significant uncertain tax positions.

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

For the year ended December 28, 2019, we recognized a total income tax expense of $83 thousand on a pretax book loss of $1.3 million compared to an income tax expense of $110 thousand on a pretax book loss of $5.6 million for the year ended December 29, 2018. As a result of permanent difference add-backs to taxable income related to meals and entertainment, a decrease to the tax benefit in the amount of $37 thousand decreased the effective tax rate by 2.9%. An increase of $202 thousand in the valuation allowance decreased the effective tax rate by 15.68%. State income tax (net of Federal) expense in the amount of $59 thousand decreased the effective tax rate by 4.57% mainly due to Texas margins tax.

As of December 28, 2019, the Company has a gross federal net operating loss carry-forward of approximately $30.6 million, which will begin to expire in 2032. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), net operating losses (“NOLs”) generated in tax year 2018 and forward have an indefinite carryforward, but are limited to 80% of taxable income when utilized. For NOLs incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOLs are subject to expiration.

As of December 28, 2019, the Company has federal research and development tax credit carryforwards of approximately $1.1 million available to reduce future tax liabilities. The research and development tax credit will begin to expire in 2030. The Company also has foreign tax credit carryforwards of approximately $900 thousand which will begin to expire in 2025. Additionally, under the TCJA, alternative minimum tax (“AMT”) was repealed for corporations and any unutilized AMT credits have become refundable. The Company has $69 thousand of remaining refundable AMT credits.

NOTE 13 - SEGMENT INFORMATION

Reporting Segments

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Separate operational leaders are in charge of our engineering offices and our automation offices, including the office that contracts with government agencies. The operating performance of our segments is regularly reviewed with the operational leaders of the two segments, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

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

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. Segment information for the years ended December 28, 2019 and December 29, 2018 is as follows (amounts in thousands):

For the year ended December 28, 2019:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$19,436	$37,010	$—	$56,446
Operating income (loss)	(830)	4,692	(5,166)	(1,304)
Depreciation and amortization	189	109	91	389
Tangible assets	6,253	12,864	8,830	27,947
Goodwill	—	720	—	720
Other intangible assets	—	19	—	19
Total assets	6,253	13,603	8,830	28,686
Capital expenditures	202	43	100	345

For the year ended December 29, 2018:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$24,152	$29,844	$—	$53,996
Operating income (loss)	1,141	(740)	(5,584)	(5,183)
Depreciation and amortization	123	122	215	460
Tangible assets	4,792	9,811	6,964	21,567
Goodwill	—	720	—	720
Other intangible assets	—	19	—	19
Total assets	4,792	10,550	6,964	22,306
Capital expenditures	66	6	35	107

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

NOTE 15 – SUBSEQUENT EVENTS

Economic Developments

The Company is monitoring the recent reductions in commodity prices driven by the potential impact of the COVID-19 virus, along with global supply and demand dynamics and the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries and other oil exporting nations. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact. Regarding the COVID-19 virus, we are seeing city and county governments issue stay at home mandates around the country, some of which are in cities where we have offices and employees. While most of our employees can telecommute, some cannot. Our challenge is to keep our employees as productive as possible while not located in their normal workplace. We are working through the logistics surrounding these employees in light of the recently issued Families First Coronavirus Response Act in order to minimize the impact to both the employee and the company.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2019, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2019, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 28, 2019, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 28, 2019. We have concluded that our internal control over financial reporting at December 28, 2019 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 28, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of the stockholders or an amendment to this Report and is incorporated herein by this reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

*4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

+10.4	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.5	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

+10.6	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.7	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.8	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

+10.9	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/2015	001-14217

+10.10	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.16	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.17	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.18	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.19	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.20	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.21	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.22	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.23	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.24	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.25	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.26	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.27	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4 2005	10-K	10.14	3/15/2018	001-14217

10.28	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.29	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.30	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.31	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.32	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.33	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.34	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.35	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.36	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.37	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.38	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

10.39	ENGlobal U.S. Inc. Redacted Growth Initiative Plan	10-Q	10.1	11/12/2019	001-14217

10.40	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc., dated January 23, 2019	10-Q	10.1	5/13/2019	001-14217

*14.1	Code of Business Conduct and Ethics of Registrant dated June 15, 2017

*14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 15, 2017

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Moss Adams LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

*101	Interactive Data Files.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 26, 2020	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	March 26, 2020
Mark A. Hess
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s/ William A. Coskey	March 26, 2020
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ David W. Gent	March 26, 2020
David W. Gent, P.E., Director

By:	/s/ Randall B. Hale	March 26, 2020
Randall B. Hale, Director

By:	/s/ David C. Roussel	March 26, 2020
David C. Roussel, Director

By:	/s/ Kevin M. Palma	March 26, 2020
Kevin M. Palma, Director

