Form 10-Q
period 2020-03-28
ENGLOBAL CORP
filed 2020-05-07
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

Yes [  ]      No [X]

As of May 7, 2020, the registrant had outstanding 27,413,626 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 28, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Operating revenues	$19,260	$12,163
Operating costs	16,000	10,825
Gross profit	3,260	1,338

Selling, general and administrative expenses	2,133	2,304
Operating income (loss)	1,127	(966)

Other income (expense):
Other income, net	1	15
Interest expense, net	(5)	(3)
Income (Loss) from operations before income taxes	1,123	(954)

Provision for federal and state income taxes	22	20

Net income (loss)	1,101	(974)

Basic and diluted income (loss) per common share:	$0.04	$(0.04)

Basic and diluted weighted average shares used in computing income (loss) per share:	27,414	27,431

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

	March 28, 2020	December 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$6,769	$8,307
Trade receivables, net of allowances of $216 and $236	10,780	11,435
Prepaid expenses and other current assets	698	889
Contract assets	5,774	3,862
Total Current Assets	24,021	24,493
Property and equipment, net	981	1,033
Goodwill	720	720
Other assets
Right of use asset	2,733	2,133
Deposits and other assets	333	307
Total Other Assets	3,066	2,440
Total Assets	$28,788	$28,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,705	$3,261
Accrued compensation and benefits	2,375	2,783
Current portion of leases	1,553	1,041
Contract liabilities	3,637	5,438
Other current liabilities	843	681
Total Current Liabilities	12,113	13,204

Long-Term Leases	1,535	1,458
Total Liabilities	13,648	14,662
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,413,626 shares issued and outstanding at March 28, 2020 and December 28, 2019	27	27
Additional paid-in capital	36,949	36,934
Accumulated deficit	(21,836)	(22,937)
Total Stockholders’ Equity	15,140	14,024
Total Liabilities and Stockholders’ Equity	$28,788	$28,686

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$1,101	$(974)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	96	84
Share-based compensation expense	15	16
Changes in current assets and liabilities:
Trade accounts receivable	655	29
Contract assets	(1,912)	1,175
Other current assets	165	163
Accounts payable	444	29
Accrued compensation and benefits	(408)	(397)
Contract liabilities	(1,801)	1,406
Income taxes payable	258	20
Other current liabilities, net	(97)	(253)
Net cash provided by (used in) operating activities	$(1,484)	$1,298

Cash Flows from Investing Activities:
Proceeds from notes receivable	—	5
Property and equipment acquired	(34)	(5)
Net cash used in investing activities	$(34)	$—

Cash Flows from Financing Activities:
Purchase of treasury stock	—	(60)
Payments on finance leases	(20)	(1)
Net cash used in financing activities	$(20)	$(61)
Net change in cash and cash equivalents	(1,538)	1,237
Cash and cash equivalents at beginning of period	8,307	6,060
Cash and cash equivalents at end of period	$6,769	$7,297

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5	$5
Right of use assets obtained in exchange for new operating lease liability	$963	$209

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(amounts in thousands)

	Quarter Ended	Quarter Ended
	March 28, 2020	March 30, 2019

Common Stock	$27	$27

Additional Paid-in Capital
Balance at beginning of period	36,934	36,934
Share-based compensation - employee	15	16
Treasury stock retired	—	(60)
Balance at end of period	36,949	36,890

Accumulated Earnings (Deficit)
Balance at beginning of period	(22,937)	(21,472)
Net income (loss)	1,101	(974)
Balance at end of period	(21,836)	(22,446)

Treasury Stock
Balance at beginning of period	—	—
Stock repurchased	—	(60)
Treasury stock retired	—	60
Balance at end of period	—	—

Total Stockholders’ Equity	$15,140	$14,471

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 28, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed financial statements included herein are unaudited for the three month periods ended March 28, 2020 and March 30, 2019, and in the case of the condensed balance sheet as of December 28, 2019 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

Based on this analysis, any adjustments to revenue, operating costs and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive performance and may result in an increase in operating income during the performance of individual performance obligations if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. When estimates of total costs to be incurred exceed total estimates to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss becomes known. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net revenue, operating costs and the related impact to operating income are recognized monthly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Fixed-price revenue	$7,900	$4,227
Time-and-material revenue	11,360	7,936
Total Revenue	$19,260	$12,163

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019
	(dollars in thousands)
Costs incurred on uncompleted contracts	$21,869	$23,846
Estimated earnings on uncompleted contracts	2,848	5,188
Earned revenues	24,717	29,034
Less: billings to date	22,580	30,610
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$2,137	$(1,576)

Contract assets	$5,774	$3,862
Contract liabilities	(3,637)	(5,438)
Net contract assets	$2,137	$(1,576)

NOTE 5 – SEGMENT INFORMATION

Our segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. The operating performance of our segments is regularly reviewed with operational leaders in charge of our engineering offices and automation offices of these segments, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

The Engineering, Procurement and Construction Management (“EPCM”) segment provides services relating to the development, management and execution of projects requiring professional engineering and related project services primarily to the energy industry throughout the United States. The Automation segment provides services related to the design, integration and implementation of advanced automation, information technology, process distributed control systems, analyzer systems, and electrical projects primarily to the upstream and downstream sectors of the energy industry throughout the United States. The Automation segment includes the government services group, which provides engineering, design, installation and operation and maintenance of various government, public sector and international facilities and the fabrication operation.

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

Segment information for the three months ended March 28, 2020 and March 30, 2019 is as follows (dollars in thousands):

For the three months ended March 28, 2020:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,122	$14,138	$—	$19,260
Gross profit	277	2,983	—	3,260
Gross Profit Margin	5.4%	21.1%		16.9%
SG&A	665	335	1,133	2,133
Operating income (loss)	(388)	2,648	(1,133)	1,127
Other income, net				1
Interest expense, net				(5)
Tax expense				(22)
Net income				$1,101

For the three months ended March 30, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,633	$6,530	$—	$12,163
Gross profit	671	667	—	1,338
Gross Profit Margin	11.9%	10.2%		11.0%
SG&A	587	428	1,289	2,304
Operating income (loss)	84	239	(1,289)	(966)
Other income, net				15
Interest expense, net				(3)
Tax expense				(20)
Net loss				$(974)

Total assets by segment for the three months ended March 28, 2020 and December 28, 2019 are as follows (dollars in thousands):

Total Assets by Segment	As of March 28, 2020	As of December 28, 2019
	(dollars in thousands)
EPCM	$6,543	$6,253
Automation	15,051	13,603
Corporate	7,194	8,830
Consolidated	$28,788	$28,686

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

The Company applies a more likely than not recognition threshold for all tax uncertainties. The FASB guidance for uncertain tax positions only allows the recognition of those tax benefits, based on their technical merits that are greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. Management has reviewed the Company’s tax positions and determined there are no uncertain tax positions requiring recognition in the financial statements. U.S. federal tax returns prior to 2016 and Texas margins tax returns prior to 2016 are closed. Generally, the applicable statues of limitations are three to four years from their filings.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date.  The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act enacted in 2017. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the quarter.

The Company recorded income tax expense of $22 thousand for the three months ended March 28, 2020 as compared to income tax expense of $20 thousand for the three months ended March 30, 2019.

The effective income tax rate for the three ended March 28, 2020 was 2.15% as compared to (2.06)% for the three months ended March 30, 2019. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the unrealized deferred tax asset generated by the current year benefit.

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

We carry a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers’ compensation insurance, directors’ and officers’ liability insurance and a general umbrella policy, all with standard self-insured retentions/deductibles. We also provide health insurance to our employees (including vision and dental) which is partially self-funded for these claims. Provisions for expected future payments are accrued based on our experience, and specific stop loss levels provide protection for the Company. We believe we have adequate reserves for the self-funded portion of our insurance policies. We are not aware of any material litigation or claims that are not covered by these policies or which are likely to materially exceed the Company’s insurance limits.

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

The components of lease expense were as follows (dollars in thousands):

	Financial Statement Classification	Three months ended March 28, 2020	Three months ended March 30, 2019
Finance leases:
Amortization expense	SG&A Expense	$19	$—
Interest expense	Interest expense, net	5	—
Total finance lease expense		24	—

Operating leases:
Operating costs	Operating costs	219	213
Selling, general and administrative expenses	SG&A Expense	438	487
Total operating lease expense		657	700

Short-term leases:
Operating costs	Operating costs	—	—
Selling, general and administrative expenses	SG&A Expense	—	119
Total short-term lease expense		—	119
Total lease expense		$681	$819

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	March 28, 2020	December 28, 2019
ROU Assets:
Operating leases	Right of Use asset	$2,733	$2,133
Finance leases	Property and equipment, net	299	318
Total ROU Assets:		$3,032	$2,451

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,472	$961
Finance leases	Current portion of leases	81	80
Noncurrent Liabilities:
Operating leases	Long Term Leases	1,318	1,220
Finance leases	Long Term Leases	217	238
Total lease liabilities		$3,088	$2,499

The weighted average remaining lease term and weighted average discount rate were as follows:

At March 28, 2020
Weighted average remaining lease term (years)
Operating leases	2.2
Finance leases	3.8
Weighted average discount rate
Operating leases	2.6%
Finance leases	10.5%

Maturities of operating lease liabilities as of March 28, 2020 are as follows (dollars in thousands):

Year ending:	Operating leases	Finance leases	Total
2020 (remaining months)	1,128	72	1,200
2021	1,448	96	1,544
2022	288	75	363
2023	—	55	55
2024	—	35	35
Total lease payments	2,864	333	3,197
Less: imputed interest	(74)	(35)	(109)
Total lease liabilities	$2,790	$298	$3,088

NOTE 9 – SUBSEQUENT EVENTS

On April 13, 2020, ENGlobal was granted an unsecured loan (the “Loan”) from Origin Bank in the aggregate principal amount of $4,915,800 pursuant to the Paycheck Protection Program under Division A, Title I of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020. The Loan is evidenced by a promissory note, dated as of April 13, 2020, by ENGlobal in favor of Origin Bank, as lender.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission (the “SEC”), press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the specific risk factors identified under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.

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

We continue to be mindful of our overhead structure. While we have made investments in key individuals, product developments and new facilities and equipment, which have all negatively impacted our selling, general and administrative expense (“SG&A”) we have been able to offset those increases with decreases in other areas and, overall, our SG&A costs have continued to decrease. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The continued worldwide spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of COVID-19, have caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. At this time, we believe our backlog is sufficient to last for the balance of this year, and thus far have only experienced one project cancellation, which had $0.5 million in revenue for the three months ended March 28, 2020 and one postponed project with a contract value of $0.5 million. The extent to which these events may impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our business, financial condition and results of operations is uncertain and we will continue to monitor the situation and assess the operational and financial impact on our business.

In response to the continued spread of COVID-19 in the United States, federal, state and local governments have imposed various restrictions designed to slow the pace of the pandemic, including stay at home mandates, including in cities where we have offices and employees. We are adhering to the stay at home mandates and while most of our employees can telecommute, some cannot. Our challenge is to keep our employees as productive as possible while not being located in their normal workplace. We are seeking relief for employees impacted by COVID-19 in light of the recently issued Families First Coronavirus Response Act in order to minimize the impact to both our employees and our business. We also expect to utilize some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS and the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) Act. Further, on April 13, 2020, we obtained a loan pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act. The loan, which is a significant cash injection for us, was necessary to support our ongoing operations as we navigate the economic uncertainty caused by the COVID-19 pandemic. As we continue to monitor the situation and assess the operational and financial impact on our business, we may determine to take further actions in response.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID–19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part II. Item 1A “Risk Factors.”

Critical Accounting Policies Update

A summary of our critical accounting policies is described under the caption “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2019 Annual Report on Form 10-K.

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

Comparison of the three months ended March 28, 2020 versus the three months ended March 30, 2019

The following table, for the three months ended March 28, 2020 versus the three months ended March 30, 2019, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).
Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended March 28, 2020:
Revenue	$5,122	$14,138	$—	$19,260	100%
Gross profit	277	2,983	—	3,260
Gross Profit Margin	5.4%	21.1%		16.9%
SG&A	665	335	1,133	2,133	11.1%
Operating income (loss)	(388)	2,648	(1,133)	1,127	5.9%
Other income (expense), net				1
Interest expense, net				(5)
Tax expense				(22)
Net income				$1,101	5.7%
Basic and diluted income per share				$0.04

Three months ended March 30, 2019:
Revenue	$5,633	$6,530	$—	$12,163	100%
Gross profit	671	667	—	1,338
Gross Profit Margin	11.9%	10.2%		11.0%
SG&A	587	428	1,289	2,304	18.9%
Operating income (loss)	84	239	(1,289)	(966)	(7.9)%
Other income (expense), net				15
Interest expense, net				(3)
Tax expense				(20)
Net loss				$(974)	(8.0)%
Basic and diluted loss per share				$(0.04)

Increase (Decrease) in Operating Results:
Revenue	$(511)	$7,608	$—	$7,097	58.3%
Gross profit	(394)	2,316	—	1,922
SG&A	78	(93)	(156)	(171)	(7.4)%
Operating income (loss)	(472)	2,409	156	2,093	216.7%
Other income (expense), net				(14)
Interest expense, net				(2)
Tax expense				(2)
Net income				$2,075	213.0%
Basic and diluted income per share				$0.08

Revenue – Revenue increased $7.1 million to $19.3 million from $12.2 million, or an increase of 58.3%, for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019. Revenue from the EPCM segment decreased $0.5 million to $5.1 million from $5.6 million, or a decrease of 9.1%, for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019. The decrease is primarily due to the completion of several large projects in 2019. Revenue from the Automation segment increased $7.6 million to $14.1 million from $6.5 million, or an increase of 116.5%, for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019. This increase is primarily due to two projects that were awarded in 2019 and have increased in scope.

Gross Profit – Gross profit margin increased 5.9% to 16.9% from 11.0% for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019. Gross profit for the EPCM segment decreased $0.4 million to $0.3 million from $0.7 million and its gross profit margin decreased 6.5% to 5.4% from 11.9% for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019. The decrease in gross profit margin is primarily attributable to the cost associated with underutilized staffing at one of our locations as projects were completed without subsequent renewals during the first quarter of 2020. Gross profit margin for the Automation segment increased 10.9% to 21.1% from 10.2% for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019, primarily due to increased utilization of personnel and the projects awards which began in 2019 and have continued into 2020.

Selling, General and Administrative Expense – SG&A expenses decreased by $0.2 million for the three months ended March 28, 2020 as compared to three months ended March 30, 2019 primarily due to the reduction of both salaries and facilities costs by $0.1 million.

Other Income (Expense), Net – Other income, net of expense, decreased $14 thousand for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 primarily due to rental income received in 2019 with no comparable occurrence in 2020.

Interest Expense, net – Interest expense is incurred primarily in connection with our insurance financing and our finance leases. Our interest expense increased to $5 thousand for the three months ended March 28, 2020 from $3 thousand for the three months ended March 30, 2019.

Tax Expense – We recorded income tax expense of $22 thousand for the three months ended March 28, 2020 as compared to income tax expense of $20 thousand for the three months ended March 30, 2019.

Net Income (Loss) – Net income for the three months ended March 28, 2020 was $1.1 million, or a $2.1 million increase from a net loss of $1.0 million for the three months ended March 30, 2019, primarily as a result of our increase in revenue and higher margin projects from our Automation segment.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. As we are currently operating without a credit facility, our primary sources of liquidity are cash on hand and internally generated funds. We had cash of approximately $6.8 million at March 28, 2020 and $8.3 million at December 28, 2019. Our working capital as of March 28, 2020 was $11.9 million versus $11.3 million as of December 28, 2019. On April 13, 2020, we obtained a loan pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act. The loan, which is a significant cash injection for us, was necessary to support our ongoing operations as we navigate the economic uncertainty caused by the COVID-19 pandemic. We believe our cash on hand, internally generated funds, the borrowings under the loan and other working capital will be sufficient to fund our current operations and expected growth for the next twelve months.

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

Cash Flows from Operating Activities

Operating activities used $1.5 million of cash for the three months ended March 28, 2020 and generated $1.3 million of cash for the three months ended March 30, 2019. The primary drivers of our cash used by operations for the three months ended March 28, 2020 were an increase in contract assets net of contract liabilities of $3.7 million and $0.2 million of cash used by an increase in other components of working capital, partially offset by cash provided by a decrease in trade receivables of $0.7 million, a decrease in other current assets of $0.2 million, an increase in trade payables of $0.4 million, and our operating income before non-cash expenses of $1.1 million.

Cash Flows from Investing Activities

Investing activities used cash of $34 thousand for the three months ended March 28, 2020 primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities used cash of $20 thousand for the three months ended March 28, 2020 primarily for the interest incurred on our finance leases. Financing activities used cash of $61 thousand for the three months ended March 30, 2019 primarily for the purchase of treasury stock, which used $60 thousand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2020, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2020, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 28, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019, which outline factors that could materially affect our business, financial condition or future results, and the additional risk factors below. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

The COVID–19 pandemic could adversely affect our business, financial condition and results of operations. Our business is dependent upon the willingness and ability of our customers to conduct transactions with us. The spread of the COVID–19 coronavirus has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. The continued spread of COVID–19 may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID–19 in our market areas. The continued spread of COVID–19 could also negatively impact the availability of our key personnel necessary to conduct our business as well as the business and operations of third party service providers who perform critical services for our business. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID–19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of March 28, 2020, our backlog was approximately $53 million. At this time, we believe our backlog is sufficient to last for the balance of this year and expect the majority of the backlog to be completed by 2021.Thus far we have only experienced one project cancellation which had $0.5 million in revenue for the three months ended March 28, 2020 and one postponed project with a contract value of $0.5 million. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing a significant decline in oil prices since the beginning of 2020 due to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil and the inability of members of OPEC and other producing countries to adequately address the reduced demand. We are unable to predict when market conditions may improve and worsening overall market conditions could result in reductions to our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of March 28, 2020 we had four projects that had $0.6 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the first quarter of 2020:

Period	Total Numberof SharesPurchased	AveragePrice Paidper Share	Total Number of SharesPurchased as Part ofPublicly AnnouncedPlans or Programs (1)	Maximum Number (orApproximate Dollar Value)of Shares That May Yet bePurchased Under Plans orPrograms (1)
December 29, 2019 to January 25, 2020	—	—	—	$—
January 26, 2020 to February 29, 2020	—	—	—	$—
March 1, 2020 to March 28, 2020	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)
On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of March 28, 2020, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference to:
ExhibitNo.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

10.1	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender.	8-K	10.1	4/16/2020	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

**32.1
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
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2020
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)