Form 10-Q
period 2020-06-27
ENGLOBAL CORP
filed 2020-08-06
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

Yes [  ]      No [X]

As of August 6, 2020, the registrant had outstanding 27,413,626 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 27, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating revenues	$17,882	$13,621	$37,142	$25,784
Operating costs	15,429	11,679	31,429	22,504
Gross profit	2,453	1,942	5,713	3,280

Selling, general and administrative expenses	2,314	2,450	4,447	4,755
Operating profit (loss)	139	(508)	1,266	(1,475)

Other income (expense):
Other income, net	1	26	2	41
Interest expense, net	(36)	(4)	(41)	(6)
Income (loss) from operations before income taxes	104	(486)	1,227	(1,440)

Provision for federal and state income taxes	36	31	58	51

Net income (loss)	68	(517)	1,169	(1,491)

Basic and diluted income (loss) per common share:	$0.00	$(0.02)	$0.04	$(0.05)

Basic and diluted weighted average shares used in computing income (loss) per share:	27,413	27,408	27,413	27,420

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

	June 27, 2020	December 28, 2019
ASSETS
Current Assets:
Cash	$14,401	$8,307
Trade receivables, net of allowances of $270 and $236	9,866	11,435
Prepaid expenses and other current assets	391	889
Contract assets	5,118	3,862
Total Current Assets	29,776	24,493
Property and equipment, net	1,192	1,033
Goodwill	720	720
Other assets
Right of use asset	2,367	2,133
Deposits and other assets	461	307
Total Other Assets	2,828	2,440
Total Assets	$34,516	$28,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,095	$3,261
Accrued compensation and benefits	3,760	2,783
Current portion of leases	1,605	1,041
Contract liabilities	2,329	5,438
Current portion of note	2,212	—
Other current liabilities	709	681
Total Current Liabilities	13,710	13,204
Long-term debt	4,158	—
Long-term leases	1,323	1,458
Total Liabilities	19,191	14,662
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,413,626 shares issued and outstanding at June 27, 2020 and December 28, 2019	27	27
Additional paid-in capital	37,066	36,934
Accumulated deficit	(21,768)	(22,937)
Total Stockholders’ Equity	15,325	14,024
Total Liabilities and Stockholders’ Equity	$34,516	$28,686

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Six Months Ended
	June 27, 2020	June 29, 2019
Cash Flows from Operating Activities:
Net income (loss)	$1,169	$(1,491)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	205	177
Share-based compensation expense	132	32
Changes in current assets and liabilities:
Trade accounts receivable	1,569	2,022
Contract assets	(1,256)	985
Prepaids and other current assets	344	492
Accounts payable	(166)	(16)
Accrued compensation and benefits	977	192
Contract liabilities	(3,109)	2,046
Income taxes payable	219	(430)
Other current liabilities, net	(192)	(44)
Net cash provided by (used in) operating activities	$(108)	$3,965

Cash Flows from Investing Activities:
Proceeds from notes receivable	—	5
Property and equipment acquired	(126)	(72)
Net cash used in investing activities	$(126)	$(67)

Cash Flows from Financing Activities:
Purchase of common stock	—	(61)
Proceeds from PPP loan	4,925	—
Proceeds from revolving credit facility	1,445	—
Payments on finance leases	(42)	(1)
Net cash provided by (used in) financing activities	$6,328	$(62)
Net change in cash	6,094	3,836
Cash at beginning of period	8,307	6,060
Cash at end of period	$14,401	$9,896

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12	$9
Right of use assets obtained in exchange for new operating lease liability	$1,182	$2,619
Cash paid during the period for income taxes (net of refunds)	$86	$—
Debt issuance costs	$131	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(amounts in thousands)

	For the Three Months Ended
	June 27, 2020	June 29, 2019
Common Stock	27	27

Additional Paid-in Capital
Balance at beginning of period	36,949	36,890
Share-based compensation - employee	117	16
Balance at end of period	37,066	36,906

Accumulated Earnings (Deficit)
Balance at beginning of period	(21,836)	(22,445)
Net income (loss)	68	(517)
Balance at end of period	(21,768)	(22,962)

Total Stockholders’ Equity	$15,325	$13,971

	For the Six Months Ended
	June 27, 2020	June 29, 2019
Common Stock	27	27

Additional Paid-in Capital
Balance at beginning of period	36,934	36,934
Share-based compensation - employee	132	32
Treasury stock retired	—	(60)
Balance at end of period	37,066	36,906

Accumulated Earnings (Deficit)
Balance at beginning of period	(22,937)	(21,471)
Net income (loss)	1,169	(1,491)
Balance at end of period	(21,768)	(22,962)

Total Stockholders’ Equity	$15,325	$13,971

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

The condensed financial statements included herein are unaudited for the three month and six month periods ended June 27, 2020 and June 29, 2019, and in the case of the condensed balance sheet as of December 28, 2019 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are, therefore, accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue and cost (either as an increase or a reduction) on a cumulative catch-up basis.

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

Based on this analysis, any adjustments to revenue, operating costs and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive performance and may result in an increase in operating income during the performance of individual performance obligations if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. When estimates of total costs to be incurred exceed total estimates to be earned resulting in a loss on the performance obligation, a provision for the entire loss is recognized in the period the loss becomes known. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net revenue, operating costs and the related impact to operating income are recognized monthly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Fixed-price revenue	$10,022	$4,857	$17,922	$9,084
Time-and-material revenue	7,860	8,764	19,220	16,700
Total Revenue	17,882	13,621	37,142	25,784

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019
	(dollars in thousands)
Costs incurred on uncompleted contracts	$28,666	$23,846
Estimated earnings on uncompleted contracts	3,404	5,188
Earned revenues	32,070	29,034
Less: billings to date	29,281	30,610
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$2,789	$(1,576)

Contract assets	$5,118	$3,862
Contract liabilities	(2,329)	(5,438)
Net contract assets	$2,789	$(1,576)

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	June 27, 2020	December 28, 2019
PPP Loan (1)	$4,925	$—
Revolving Credit Facility (2)	1,445	—
Total debt	6,370	—
Amount due within one year	2,212	—
Total long-term debt	$4,158	$—

(1)
On April 13, 2020, the Company was granted an unsecured loan (the “PPP Loan”) from Origin Bank in the aggregate principal amount of $4,915,800 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan is evidenced by a promissory note, dated as of April 13, 2020 (the “Note”), by ENGlobal in favor of Origin Bank, as lender.

Interest Rate: The interest rate on the PPP Loan is 1% per year.

Potential PPP Loan Forgiveness: Under the PPP, ENGlobal may apply for forgiveness of the amount due on the PPP Loan in an amount equal to the sum of the following costs incurred during the covered period beginning on the date of the first disbursement of the PPP Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act.

We have elected to utilize a 24-week covered period as allowed by the Paycheck Protection Program Flexibility Act (“PPPFA”) enacted on June 5, 2020. When applying for PPP Loan forgiveness, we have the option to increase the repayment period for any unforgiven portion of the PPP Loan to five years as permitted under the PPPFA.

(2)
On May 21, 2020 (the “Closing Date”), the Company, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Revolving Credit Facility”) with Pacific Western Bank dba Pacific Western Business Finance, a California state-chartered bank (the “Lender”), pursuant to which the Lender agreed to extend credit to the Borrowers in the form of revolving loans (each a “Loan” and collectively, the “Loans”) in the aggregate amount of up to $6.0 million (the “Maximum Credit Limit”).

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit:  The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of June 27, 2020, the credit limit under the Revolving Credit Facility was $3.5 million.

Interest:  Any Loans will bear interest at a rate per annum equal to the Prime rate (defined as the rate announced as the “prime rate” or “bank prime rate” in the Western Edition of the Wall Street Journal) plus 2.0%; provided that interest will not be less than $7,500 per month.

Collateral: Lender receives a first priority lien on all assets of the Borrowers, including accounts receivable, inventory, equipment, deposit accounts, general intangibles and investment property.

Maturity: The maturity date is May 20, 2023 and shall be automatically extended for additional periods of one-year each, if written notice of termination is not given by one party to the other at least thirty days prior to the maturity date.

Loan Fee: The Borrowers will pay to Lender a loan fee of 1.00% of the Maximum Credit Limit at the time of funding and annually thereafter on the anniversary date of the initial funding.

Termination Fee: In the event the Borrowers terminate the Revolving Credit Facility prior to the maturity date, the Borrowers will pay to Lender a termination fee of (i) 2.00% of the Maximum Credit Limit, if the termination occurs on or prior to the first anniversary of the Closing Date, (ii) 1.00% of the Maximum Credit Limit, if the termination occurs after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date and (iii) 0.05% of the Maximum Credit Limit, if the termination occurs after the second anniversary of the Closing Date.

Covenants: The Revolving Credit Facility requires the Borrowers to comply with certain customary affirmative covenants, and negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Borrowers to engage in mergers, acquisitions or other transactions outside of the ordinary course of business, make loans or investments, incur indebtedness, pay dividends or repurchase stock, or engage in affiliate transactions. The Revolving Credit Facility does not require the Borrowers to comply with any financial covenants.

The future scheduled maturities of our debt are (in thousands):

	PPP Loan and Revolving Credit Facility	Revolving Credit Facility (1)
2020	$547	$—
2021	3,283	—
2022	1,095	—
2023	1,445	1,445
2024	—	—
Thereafter	—	—
	$6,370	$1,445

(1)
If the PPP Loan is entirely forgiven, only the Revolving Credit Facility would remain as debt.

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

Segment information for the three months ended June 27, 2020 and June 29, 2019 is as follows (dollars in thousands):

For the three months ended June 27, 2020:	EPCM	Automation	Corporate	Consolidated

Revenue	$6,632	$11,250	$—	$17,882
Gross profit	646	1,807	—	2,453
Gross Profit Margin	9.7%	16.1%		13.7%
SG&A	612	369	1,333	2,314
Operating income (loss)	34	1,438	(1,333)	139
Other income, net				1
Interest expense, net				(36)
Tax expense				(36)
Net income				$68

For the three months ended June 29, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$5,659	$7,962	$—	$13,621
Gross profit	828	1,114	—	1,942
Gross Profit Margin	14.6%	14.0%		14.3%
SG&A	589	390	1,471	2,450
Operating income (loss)	239	724	(1,471)	(508)
Other income, net				26
Interest expense, net				(4)
Tax expense				(31)
Net loss				$(517)

Segment information for the six months ended June 27, 2020 and June 29, 2019 is as follows (dollars in thousands):

For the six months ended June 27, 2020:	EPCM	Automation	Corporate	Consolidated

Revenue	$11,755	$25,387	$—	$37,142
Gross profit	923	4,790	—	5,713
Gross Profit Margin	7.9%	18.9%		15.4%
SG&A	1,277	704	2,466	4,447
Operating income (loss)	(354)	4,086	(2,466)	1,266
Other income, net				2
Interest expense, net				(41)
Tax expense				(58)
Net income				$1,169

For the six months ended June 29, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$11,292	$14,492	$—	$25,784
Gross profit	1,499	1,781	—	3,280
Gross Profit Margin	13.3%	12.3%		12.7%
SG&A	1,176	819	2,760	4,755
Operating income (loss)	323	962	(2,760)	(1,475)
Other income, net				41
Interest expense, net				(6)
Tax expense				(51)
Net loss				$(1,491)

Total assets by segment for the three months ended June 27, 2020 and December 28, 2019 are as follows (dollars in thousands):

Total Assets by Segment	As of June 27, 2020	As of December 28, 2019
	(dollars in thousands)
EPCM	$7,607	$6,253
Automation	12,241	13,603
Corporate	14,668	8,830
Consolidated	$34,516	$28,686

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

On March 27, 2020, the CARES Act was enacted and signed into law and U.S. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date.  The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act enacted in 2017. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there was no significant impact to the income tax provision for the quarter.

The Company recorded income tax expense of $36 thousand and $58 thousand for the three and six months ended June 27, 2020, respectively, as compared to income tax expense of $31 thousand and $51 thousand for the three and six months ended June 29, 2019, respectively.

The effective income tax rate for the three and six months ended June 27, 2020 was 34.6% and 4.7%, respectively, as compared to (2.06)% and (0.20)% for the three and six months ended June 29, 2019, respectively. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the unrealized deferred tax asset generated by the current year benefit.

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

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Six Months Ended
	Financial Statement Classification	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Finance leases:
Amortization expense	SG&A Expense	$19	$—	$38	$—
Interest expense	Interest expense, net	5	—	10	—
Total finance lease expense		24	—	48

Operating leases:
Operating costs	Operating costs	152	205	371	418
Selling, general and administrative expenses	SG&A Expense	467	435	905	922
Total operating lease expense		619	640	1,276	1,340

Short-term leases:
Operating costs	Operating costs	—	—	—	—
Selling, general and administrative expenses	SG&A Expense	—	136	—	255
Total short-term lease expense		—	136	—	255
Total lease expense		$643	$776	$1,324	$1,595

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	June 27, 2020	December 28, 2019
ROU Assets:
Operating leases	Right of Use asset	$2,367	$2,133
Finance leases	Property and equipment, net	494	318
Total ROU Assets:		$2,861	$2,451

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,487	$961
Finance leases	Current portion of leases	118	80
Noncurrent Liabilities:
Operating leases	Long-term leases	947	1,220
Finance leases	Long-term leases	376	238
Total lease liabilities		$2,928	$2,499

The weighted average remaining lease term and weighted average discount rate were as follows:

At June 27, 2020
Weighted average remaining lease term (years)
Operating leases	1.7
Finance leases	4.6
Weighted average discount rate
Operating leases	2.3%
Finance leases	6.6%

Maturities of lease liabilities as of June 27, 2020 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2020 (remaining months)	754	66	820
2021	1,448	133	1,581
2022	289	112	401
2023	—	92	92
2024	—	72	72
2025	—	37	37
2026	—	18	18
Total lease payments	2,491	530	3,021
Less: imputed interest	(57)	(36)	(93)
Total lease liabilities	$2,434	$494	$2,928

NOTE 10 – SUBSEQUENT EVENTS

On June 27, 2020, we temporarily closed one of our operational facilities and sponsored COVID-19 testing for employees in response to a potential COVID-19 exposure. During the closure, we cleaned and sanitized the facility, and we reopened the facility after one week. Employees and visitors were allowed to return to the facility only after negative test results were received or after a fourteen day quarantine period. Although the closure was only for one week, the disruption to our operations was longer as testing results were received slower than expected and project progress was delayed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission (the “SEC”), press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the specific risk factors identified under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, and those described from time to time in our future reports filed with the SEC.

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

We have identified modular project execution offerings as the opportunity to which our capabilities are best applied, focused our business development team on communicating these offerings to specific clients and realigned our internal reporting structure to better facilitate complete modular project execution. We have identified six strategic market initiatives where we have a history of delivering project solutions and can provide complete project execution that includes engineering, design, fabrication and integration of automated control systems as a complete packaged solution for our clients, preferably in a modular form. This “design it once – build it many times” concept has many merits including a single vendor interface, better control of costs, better control of schedule and lower safety risk. These six targeted market initiatives include: (1) natural gas and crude oil and renewable energy production systems; (2) control systems implementation; (3) continuous emission monitoring systems; (4) pipeline pump, compression, metering, loading and blending systems; (5) adding customer relationships in specific markets for automation; and (6) expanding government services beyond our heritage contracts. We have identified specific individuals within the Company to lead the efforts for each market initiative - “a champion” - while coordinating with the other sales leaders.

We continue to be mindful of our overhead structure. While we continue to make investments in key individuals, product developments and new facilities and equipment, which may negatively impact our selling, general and administrative expense (“SG&A”), we have been able to offset those increases with decreases in other areas and, overall, our SG&A costs have continued to decrease year over year. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher operating levels.

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19 in the United States, federal, state and local governments imposed various restrictions designed to slow the pace of the pandemic, including stay at home mandates, in cities where we have offices, employees, and customers causing severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including many of our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. We have been fortunate that we entered the year with a robust backlog and that the larger projects in our backlog have not been cancelled or postponed. This has allowed us to keep a significant portion of our workforce productive. However, we have not been successful in replacing our backlog as quickly as it has been converted to revenues. As a result, our backlog has decreased by approximately $17.2 million from $59.2 million at December 28, 2019 to $42.0 million at June 27, 2020. While we have many potential opportunities in our sales pipeline that could replace a significant portion of this backlog reduction, inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions have largely contributed to delays in project awards and our inability to replace our backlog as quickly as it has been converted to revenue. While we believe our backlog is sufficient to keep a significant portion of our workforce productive for the balance of this year, it may not be at our current operating levels. The extent to which the disruption of COVID-19 may impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our business, financial condition and results of operations is uncertain and we will continue to monitor the situation and assess the operational and financial impact on our business.

As a result of these current and future uncertainties, we felt it necessary to utilize all avenues of available assistance as they may not be available in the future when needed. On April 13, 2020, we obtained a $4.9 million loan (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which we expect to be forgiven. We are also utilizing relief for employees impacted by COVID-19 under the Families First Coronavirus Response Act in order to minimize the impact to both our employees and our business. Further, we are utilizing some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS and the CARES Act.

On May 21, 2020, in order to provide additional liquidity, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Revolving Credit Facility”) with Pacific Western Bank dba Pacific Western Business Finance, a California state-chartered bank (the “Lender”), pursuant to which the Lender agreed to extend credit to the Borrowers in the form of revolving loans in the aggregate amount of up to $6.0 million, subject to a credit limit. For additional information, see “Liquidity and Capital Resources.” As we continue to monitor the situation and assess the operational and financial impact on our business, we may determine to take further actions in response.

On June 27, 2020, we temporarily closed one of our operational facilities and sponsored COVID-19 testing for employees in response to a potential COVID-19 exposure. During the closure, we cleaned and sanitized the facility, and we reopened the facility after one week. Employees and visitors were allowed to return to the facility only after negative test results were received or after a fourteen day quarantine period. Although the closure was only for one week, the disruption to our operations was longer as testing results were received slower than expected and project progress was delayed.

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

Segment operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Corporate SG&A expenses include finance, accounting, human resources, business development, legal and information technology which are unrelated to specific projects or segments but which are incurred to support the Company’s activities.

Comparison of the three months ended June 27, 2020 versus the three months ended June 29, 2019

The following table, for the three months ended June 27, 2020 versus the three months ended June 29, 2019, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended June 27, 2020:
Revenue	$6,632	$11,250	$—	$17,882	100%
Gross profit	646	1,807	—	2,453
Gross Profit Margin	9.7%	16.1%		13.7%
SG&A	612	369	1,333	2,314	12.9%
Operating income (loss)	34	1,438	(1,333)	139	0.8%
Other income, net				1
Interest expense, net				(36)
Tax expense				(36)
Net income				$68	0.4%
Basic and diluted income per share				$0.00

Three months ended June 29, 2019:
Revenue	$5,659	$7,962	$—	$13,621	100%
Gross profit	828	1,114	—	1,942
Gross Profit Margin	14.6%	14.0%		14.3%
SG&A	589	390	1,471	2,450	18.0%
Operating income (loss)	239	724	(1,471)	(508)	(3.7)%
Other income, net				26
Interest expense, net				(4)
Tax expense				(31)
Net loss				$(517)	(3.8)%
Basic and diluted loss per share				$(0.02)

Increase (Decrease) in Operating Results:
Revenue	$973	$3,288	$—	$4,261	31.3%
Gross profit	(182)	693	—	511
SG&A	23	(21)	(138)	(136)	(5.6)%
Operating income (loss)	(205)	714	138	647	(127.4)%
Other income, net				(25)
Interest expense, net				(32)
Tax expense				(5)
Net income				$585	(113.2)%
Basic and diluted income per share				$0.02

Comparison of the six months ended June 27, 2020 versus the six months ended June 29, 2019

The following table, for the six months ended June 27, 2020 versus the six months ended June 29, 2019, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Six months ended June 27, 2020:
Revenue	$11,755	$25,387	$—	$37,142	100%
Gross profit	923	4,790	—	5,713
Gross Profit Margin	7.9%	18.9%		15.4%
SG&A	1,277	704	2,466	4,447	12.0%
Operating income (loss)	(354)	4,086	(2,466)	1,266	3.4%
Other income, net				2
Interest expense, net				(41)
Tax expense				(58)
Net income				$1,169	3.1%
Basic and diluted income per share				$0.04

Six months ended June 29, 2019:
Revenue	$11,292	$14,492	$—	$25,784	100%
Gross profit	1,499	1,781	—	3,280
Gross Profit Margin	13.3%	12.3%		12.7%
SG&A	1,176	819	2,760	4,755	18.4%
Operating income (loss)	323	962	(2,760)	(1,475)	(5.7)%
Other income, net				41
Interest expense, net				(6)
Tax expense				(51)
Net loss				$(1,491)	(5.8)%
Basic and diluted loss per share				$(0.05)

Increase (Decrease) in Operating Results:
Revenue	$463	$10,895	$—	$11,358	44.1%
Gross profit	(576)	3,009	—	2,433
SG&A	101	(115)	(294)	(308)	(6.5)%
Operating income (loss)	(677)	3,124	294	2,741	(185.8)%
Other income, net				(39)
Interest expense, net				(35)
Tax expense				(7)
Net income				$2,660	(178.4)%
Basic and diluted income per share				$0.09

Revenue – Revenue increased $4.3 million to $17.9 million from $13.6 million, or an increase of 31.3%, for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019. Revenue from the EPCM segment increased $1.0 million to $6.6 million from $5.6 million, or an increase of 17.2%, for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019. The increase is primarily due to the progress on a large project during the second quarter of 2020 partially offset by the completion of several projects in 2019 with no subsequent renewal into 2020 including a project cancellation due to COVID-19. Revenue from the Automation segment increased $3.3 million to $11.3 million from $8.0 million, or an increase of 41.3%, for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019. This increase is primarily due to two projects that have increased in scope in 2020 partially offset by Government Service projects that had delays due to COVID-19 worksite closures.

Revenue increased $11.3 million to $37.1 million from $25.8 million, or an increase of 44.1%, for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019. Revenue from the EPCM segment increased $0.5 million to $11.8 million from $11.3 million, or an increase of 4.1%, for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019. The increase is primarily due to the progress on a large project during the first half of 2020 partially offset by the completion of several projects in 2019 that were not extended into the current year. Revenue from the Automation segment increased $10.9 million to $25.4 million from $14.5 million, or an increase of 75.2%, for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019. This increase is primarily due to two projects that have increased in scope during the first half of 2020 partially offset by Government Service projects that had delays due to COVID-19 worksite closures and 2019 projects that were not renewed in 2020.

Gross Profit – Gross profit margin decreased 0.6% to 13.7% from 14.3% for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019. Gross profit for the EPCM segment decreased $0.2 million to $0.6 million from $0.8 million and its gross profit margin decreased 4.9% to 9.7% from 14.6% for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019. The decrease in gross profit margin is primarily attributable to the cost associated with underutilized staffing at one of our locations as projects were completed without subsequent renewals during the second quarter of 2020 including a project cancellation due to COVID-19 and supply purchases for our employees to adhere to COVID-19 safe work practices. Gross profit margin for the Automation segment increased 2.1% to 16.1% from 14.0% for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019, primarily due to increase in production on project awards that began in 2019 and have continued into 2020 partially offset by inefficiencies on one of our large projects in addition to delays caused from COVID-19 restrictions prompting employees to work remotely and supply purchases for our employees to adhere to COVID-19 safe work practices.

Gross profit margin increased 2.7% to 15.4% from 12.7% for the six months ended June 27, 2020 as compared to the six months ended June 27, 2019. Gross profit for the EPCM segment decreased $0.6 million to $0.9 million from $1.5 million and its gross profit margin decreased 5.4% to 7.9% from 13.3% for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019. The decrease in gross profit margin is primarily attributable to the cost associated with underutilized staffing at one of our locations as projects were completed without subsequent renewals during the first half of 2020. Gross profit margin for the Automation segment increased 6.6% to 18.9% from 12.3% for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019, primarily due to increased utilization of personnel and projects awards that began in 2019 and have continued into 2020.

Selling, General and Administrative Expense – SG&A expenses decreased by $0.1 million for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019 primarily due to the reduction of legal services by $0.1 million.

SG&A expenses decreased by $0.3 million for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019 primarily due to decreases in facilities costs, legal services, and travel costs due to COVID-19 travel restrictions, each, by $0.1 million.

Other Income (Expense), Net – Other income, net of expense, decreased $25 thousand for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019 and $39 thousand for the six months ended June 27, 2020 as compared to the six months ended June 29, 2019 primarily due to rental income received in 2019 with no comparable occurrence in 2020.

Interest Expense, net – Interest expense is incurred primarily in connection with the Revolving Credit Facility and on the PPP Loan. Our interest expense increased to $36 thousand for the three months ended June 27, 2020 from $4 thousand for the three months ended June 29, 2019.

Our interest expense increased to $41 thousand for the six months ended June 27, 2020 from $6 thousand for the six months ended June 29, 2019.

Tax Expense – We recorded income tax expense of $36 thousand for the three months ended June 27, 2020 as compared to income tax expense of $31 thousand for the three months ended June 29, 2019.

We recorded income tax expense of $58 thousand for the six months ended June 27, 2020 as compared to income tax expense of $51 thousand for the six months ended June 29, 2019.

Net Income (Loss) – Net income for the three months ended June 27, 2020 was $0.1 million, or a $0.6 million increase from a net loss of $0.5 million for the three months ended June 29, 2019, primarily as a result of our increase in revenue and higher margin projects from our Automation segment partially offset by project delays due to the COVID-19 pandemic.

Net income for the six months ended June 27, 2020 was $1.2 million, or a $2.7 million increase from a net loss of $1.5 million for the six months ended June 29, 2019, primarily as a result of our increase in revenue and higher margin projects from our Automation segment partially offset by project delays due to the COVID-19 pandemic.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, and borrowings under the PPP Loan and the Revolving Credit Facility. We had cash of approximately $14.4 million at June 27, 2020 and $8.3 million at December 28, 2019. Our working capital as of June 27, 2020 was $16.1 million versus $11.3 million as of December 28, 2019. On April 13, 2020, we obtained the PPP Loan, which was a significant cash injection for us. In addition, on May 21, 2020, we entered into the Revolving Credit Facility pursuant to which the Lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of June 27, 2020, the credit limit under the Revolving Credit Facility was $3.5 million and outstanding borrowings were $1.5 million, which yields enough interest to cover our minimum monthly interest charge. As of June 27, 2020, we were in compliance with all of the covenants under the PPP Loan and Revolving Credit Facility. For additional information on the PPP Loan and Revolving Credit Facility, see “Note 5 – Debt” to our financial statements included in Part I of this Form 10-Q. We believe our cash on hand, internally generated funds and availability under the Revolving Credit Facility along with other working capital will be sufficient to fund our current operations and expected activity for the next twelve months.

Cash and the availability of cash could be materially restricted if (1) outstanding invoices are not collected or are not collected in a timely manner, (2) circumstances prevent the timely internal processing of invoices, (3) we lose one or more of our major customers or our major customers significantly reduce the amount of work requested from us, (4) we are unable to win new projects that we can perform on a profitable basis, or (5) we are awarded projects that require a significant amount of cash to fund other components of working capital. If any such event occurs, we would be forced to consider alternative financing options.

Cash Flows from Operating Activities

Operating activities used $0.1 million of cash for the six months ended June 27, 2020 and generated $4.0 million of cash for the six months ended June 29, 2019. The primary drivers of our cash used by operations for the six months ended June 27, 2020 were an increase in contract assets net of contract liabilities of $4.3 million and a decrease in trade payables of $0.2 million, partially offset by our operating income of $1.2 million, cash provided by a decrease in trade receivables of $1.6 million, an increase in accrued compensation liability of $1.0 million, a decrease in other current assets of $0.3 million, an increase in income taxes payable of $0.2 million, and $0.1 million of cash provided by other components of working capital.

The primary drivers of our cash provided by operations for the six months ended June 29, 2019 were decreases of contract assets net of contract liabilities of $2.0 million, and a decrease in trade receivables of $2.0 million, offset by our operating loss before non-cash expenses of $1.5 million, and cash provided by an increase in other components of working capital of $1.5 million.

Cash Flows from Investing Activities

Investing activities used cash of $126 thousand for the six months ended June 27, 2020 and $67 thousand for the six months ended June 27, 2019 primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $6.3 million for the six months ended June 27, 2020 primarily due to the proceeds from the PPP Loan and Revolving Credit Facility partially offset by the interest incurred on our finance leases.

Financing activities used cash of $62 thousand for the six months ended June 29, 2019 primarily for the purchase of common stock, which used $61 thousand.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2020, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2020, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 27, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019, which outline factors that could materially affect our business, financial condition or future results, and the additional risk factors below. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

The COVID–19 pandemic could adversely affect our business, financial condition and results of operations. Our business is dependent upon the willingness and ability of our customers to conduct transactions with us. The spread of the COVID–19 coronavirus has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including many of our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. The continued spread of COVID–19 may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID–19 in our market areas. The continued spread of COVID–19 could also negatively impact the availability of our key personnel necessary to conduct our business as well as the business and operations of third party service providers who perform critical services for our business. For example, in June 2020 we temporarily closed one of our operational facilities for one week in response to a potential COVID-19 exposure. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID–19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Our backlog is declining due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. While our backlog has not been materially impacted by the COVID-19 pandemic in terms of project cancellations, we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $17.2 million from $59.2 million as of December 28, 2019 to $42.0 million as of June 27, 2020. We expect the majority of our backlog to be completed by 2021. While we believe our backlog is sufficient to keep a significant portion of our workforce productive for the balance of this year, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing a significant decline in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of June 27, 2020, we had three projects that had $0.9 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our debt obligations may limit our financial flexibility. As of June 27, 2020, we had a total of approximately $6.4 million in debt from the Loan and the Revolving Credit Facility. We may incur additional debt in order to fund our operational activities. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, commodity prices, and financial, business and other factors may affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
March 29, 2020 to April 25, 2020	—	—	—	$—
April 26, 2020 to May 30, 2020	—	—	—	$—
May 31, 2020 to June 27, 2020	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)
On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of June 27, 2020, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated August 8, 2002	10-Q	3.1	11/14/2002	001-14217

3.2	Amendment to the Restated Articles of Incorporation of the Registrant, filed with the Nevada Secretary of State on June 2, 2006	8-A12B	3.1	12/17/2007	001-14217

3.3	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

10.1	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender.	8-K	10.1	4/16/2020	001-14217

10.2	Loan and Security Agreement dated as of May 18, 2020, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender.	8-K	10.1	5/26/2020	001-14217

10.3	Amended and Restated ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/27/2020	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

Dated: August 6, 2020
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)