Form 10-Q
period 2020-09-26
ENGLOBAL CORP
filed 2020-11-05
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

Yes [  ]      No [X]

As of November 5, 2020, the registrant had outstanding 27,560,686 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 26, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating revenues	$15,729	$13,974	$52,871	$39,758
Operating costs	14,585	12,299	46,014	34,803
Gross profit	1,144	1,675	6,857	4,955

Selling, general and administrative expenses	2,174	2,371	6,621	7,125
Operating profit (loss)	(1,030)	(696)	236	(2,170)

Other income (expense):
Other income, net	4	7	6	48
Interest expense, net	(62)	(5)	(103)	(12)
Income (loss) from operations before income taxes	(1,088)	(694)	139	(2,134)

Provision for federal and state income taxes	22	22	80	73

Net income (loss)	(1,110)	(716)	59	(2,207)

Basic and diluted income (loss) per common share:	$(0.04)	$(0.03)	$0.00	$(0.08)

Basic and diluted weighted average shares used in computing income (loss) per share:	27,507	27,410	27,529	27,417

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share amounts)

	September 26, 2020	December 28, 2019
ASSETS
Current Assets:
Cash	$12,699	$8,307
Trade receivables, net of allowances of $270 and $236	12,703	11,435
Prepaid expenses and other current assets	185	889
Contract assets	3,055	3,862
Total Current Assets	28,642	24,493
Property and equipment, net	1,193	1,033
Goodwill	720	720
Other assets
Right of use asset	1,999	2,133
Deposits and other assets	391	307
Total Other Assets	2,390	2,440
Total Assets	$32,945	$28,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,084	$3,261
Accrued compensation and benefits	2,875	2,783
Current portion of leases	1,613	1,041
Contract liabilities	2,732	5,438
Current portion of note	3,042	—
Other current liabilities	244	681
Total Current Liabilities	13,590	13,204
Deferred payroll tax	791	—
Long-term debt	3,371	—
Long-term leases	932	1,458
Total Liabilities	18,684	14,662
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,560,686 shares issued and outstanding at September 26, 2020 and 27,413,626 shares issued and outstanding at December 28, 2019	28	27
Additional paid-in capital	37,111	36,934
Accumulated deficit	(22,878)	(22,937)
Total Stockholders’ Equity	14,261	14,024
Total Liabilities and Stockholders’ Equity	$32,945	$28,686

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Nine Months Ended
	September 26, 2020	September 28, 2019
Cash Flows from Operating Activities:
Net income (loss)	$59	$(2,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	313	258
Share-based compensation expense	177	45
Changes in current assets and liabilities:
Trade accounts receivable	(1,268)	2,748
Contract assets	807	(953)
Prepaids and other current assets	620	956
Accounts payable	(177)	(229)
Accrued compensation and benefits	883	(126)
Contract liabilities	(2,706)	209
Income taxes payable	(76)	16
Other current liabilities, net	(361)	(460)
Net cash provided by (used in) operating activities	$(1,729)	$257

Cash Flows from Investing Activities:
Proceeds from notes receivable	—	24
Property and equipment acquired	(228)	(191)
Net cash used in investing activities	$(228)	$(167)

Cash Flows from Financing Activities:
Purchase of common stock	—	(61)
Proceeds from PPP loan	4,937	—
Proceeds from revolving credit facility	1,476	—
Payments on finance leases	(64)	(1)
Net cash provided by (used in) financing activities	$6,349	$(62)
Net change in cash	4,392	28
Cash at beginning of period	8,307	6,060
Cash at end of period	$12,699	$6,088

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$103	$12
Right of use assets obtained in exchange for new operating lease liability	$963	$2,377
Cash paid during the period for income taxes (net of refunds)	$16	$—
Debt issuance costs	$140	$—
Leased assets obtained in exchange for new finance lease liabilities	$219	$236

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(amounts in thousands)
	For the Three Months Ended
	September 26, 2020	September 28, 2019
Common Stock
Balance at beginning of period	$27	$27
Common stock issued	1	—
Balance at end of period	28	27

Additional Paid-in Capital
Balance at beginning of period	37,066	36,906
Share-based compensation - employee	45	12
Balance at end of period	37,111	36,918

Accumulated Earnings (Deficit)
Balance at beginning of period	(21,768)	(22,962)
Net loss	(1,110)	(716)
Balance at end of period	(22,878)	(23,678)
Total Stockholders’ Equity	$14,261	$13,267

	For the Nine Months Ended
	September 26, 2020	September 28, 2019
Common Stock
Balance at beginning of period	$27	$27
Common stock issued	1	—
Balance at end of period	28	27

Additional Paid-in Capital
Balance at beginning of period	36,934	36,934
Share-based compensation - employee	177	45
Treasury stock retired	—	(61)
Balance at end of period	37,111	36,918

Accumulated Earnings (Deficit)
Balance at beginning of period	(22,937)	(21,471)
Net income (loss)	59	(2,207)
Balance at end of period	(22,878)	(23,678)
Total Stockholders’ Equity	$14,261	$13,267

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

The condensed financial statements included herein are unaudited for the three month and nine month periods ended September 26, 2020 and September 28, 2019, and in the case of the condensed balance sheet as of December 28, 2019 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Fixed-price revenue	$10,863	$5,334	$28,785	$14,418
Time-and-material revenue	4,866	8,640	24,086	25,340
Total Revenue	15,729	13,974	52,871	39,758

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following at September 26, 2020 and December 28, 2019:

	September 26, 2020	December 28, 2019
	(dollars in thousands)
Costs incurred on uncompleted contracts	$33,565	$23,846
Estimated earnings on uncompleted contracts	3,467	5,188
Earned revenues	37,032	29,034
Less: billings to date	36,709	30,610
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$323	$(1,576)

Contract assets	$3,055	$3,862
Contract liabilities	(2,732)	(5,438)
Net contract assets	$323	$(1,576)

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	September 26, 2020	December 28, 2019
PPP Loan (1)	$4,937	$—
Revolving Credit Facility (2)	1,476	—
Total debt	6,413	—
Amount due within one year	3,042	—
Total long-term debt	$3,371	$—

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

We have calculated qualified forgivable expenses in excess of our PPP Loan amount. Although we expect the full PPP Loan amount to be forgiven, we cannot guarantee our forgiveness application will be accepted allowing for a fully forgiven loan.

(2)
On May 21, 2020 (the “Closing Date”), the Company and its wholly owned subsidiaries, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Revolving Credit Facility”) with Pacific Western Bank dba Pacific Western Business Finance, a California state-chartered bank (the “Lender”), pursuant to which the Lender agreed to extend credit to the Borrowers in the form of revolving loans (each a “Loan” and collectively, the “Loans”) in the aggregate amount of up to $6.0 million (the “Maximum Credit Limit”).

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

The future scheduled maturities of our debt are (in thousands):

	PPP Loan and Revolving Credit Facility (1)	Revolving Credit Facility (1)
2020	$553	$—
2021	3,318	—
2022	1,066	—
2023	1,476	1,476
Thereafter	—	—
	$6,413	$1,476

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

Segment information for the three months ended September 26, 2020 and September 28, 2019 is as follows (dollars in thousands):

For the three months ended September 26, 2020:	EPCM	Automation	Corporate	Consolidated

Revenue	$8,016	$7,713	$—	$15,729
Gross profit	754	390	—	1,144
Gross Profit Margin	9.4%	5.1%		7.3%
SG&A	574	417	1,183	2,174
Operating income (loss)	180	(27)	(1,183)	(1,030)
Other income, net				4
Interest expense, net				(62)
Tax expense				(22)
Net loss				$(1,110)

For the three months ended September 28, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$4,256	$9,718	$—	$13,974
Gross profit	75	1,600	—	1,675
Gross Profit Margin	1.8%	16.5%		12.0%
SG&A	651	427	1,293	2,371
Operating income (loss)	(576)	1,173	(1,293)	(696)
Other income, net				7
Interest expense, net				(5)
Tax expense				(22)
Net loss				$(716)

Segment information for the nine months ended September 26, 2020 and September 28, 2019 is as follows (dollars in thousands):

For the nine months ended September 26, 2020:	EPCM	Automation	Corporate	Consolidated

Revenue	$19,771	$33,100	$—	$52,871
Gross profit	1,677	5,180	—	6,857
Gross Profit Margin	8.5%	15.6%		13.0%
SG&A	1,852	1,121	3,648	6,621
Operating income (loss)	(175)	4,059	(3,648)	236
Other income, net				6
Interest expense, net				(103)
Tax expense				(80)
Net income				$59

For the nine months ended September 28, 2019:	EPCM	Automation	Corporate	Consolidated

Revenue	$15,548	$24,210	$—	$39,758
Gross profit	1,574	3,381	—	4,955
Gross Profit Margin	10.1%	14.0%		12.5%
SG&A	1,826	1,246	4,053	7,125
Operating income (loss)	(252)	2,135	(4,053)	(2,170)
Other income, net				48
Interest expense, net				(12)
Tax expense				(73)
Net loss				$(2,207)

Total assets by segment for the three months ended September 26, 2020 and December 28, 2019 are as follows (dollars in thousands):

Total Assets by Segment	As of September 26, 2020	As of December 28, 2019
	(dollars in thousands)
EPCM	$9,888	$6,253
Automation	10,350	13,603
Corporate	12,707	8,830
Consolidated	$32,945	$28,686

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

The Company recorded income tax expense of $22 thousand and $80 thousand for the three and nine months ended September 26, 2020, respectively, as compared to income tax expense of $22 thousand and $73 thousand for the three and nine months ended September 28, 2019, respectively.

The effective income tax rate for the three and nine months ended September 26, 2020 was (2.0)% and 57.6%, respectively, as compared to (3.2)% and (3.4)% for the three and nine months ended September 28, 2019, respectively. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the unrealized deferred tax asset generated by the current year benefit.

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

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement Classification	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Finance leases:
Amortization expense	SG&A Expense	$26	$4	$64	$4
Interest expense	Interest expense, net	5	2	15	2
Total finance lease expense		31	6	79	6

Operating leases:
Operating costs	Operating costs	135	427	506	845
Selling, general and administrative expenses	SG&A Expense	459	476	1,364	1,398
Total operating lease expense		594	903	1,870	2,243
Total lease expense		$625	$909	$1,949	$2,249

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	September 26, 2020	December 28, 2019
ROU Assets:
Operating leases	Right of Use asset	$1,999	$2,133
Finance leases	Property and equipment, net	471	318
Total ROU Assets:		$2,470	$2,451

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,494	$961
Finance leases	Current portion of leases	119	80
Noncurrent Liabilities:
Operating leases	Long-term leases	579	1,220
Finance leases	Long-term leases	353	238
Total lease liabilities		$2,545	$2,499

The weighted average remaining lease term and weighted average discount rate were as follows:

At September 26, 2020
Weighted average remaining lease term (years)
Operating leases	1.4
Finance leases	4.4
Weighted average discount rate
Operating leases	2.0%
Finance leases	6.2%

Maturities of lease liabilities as of September 26, 2020 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2020 (remaining months)	379	33	412
2021	1,448	133	1,581
2022	289	112	401
2023	—	92	92
2024	—	72	72
2025	—	37	37
2026	—	18	18
Total lease payments	2,116	497	2,613
Less: imputed interest	(43)	(25)	(68)
Total lease liabilities	$2,073	$472	$2,545

NOTE 10 – SUBSEQUENT EVENTS

On September 28, 2020, we received written notice from The NASDAQ Stock Market (“NASDAQ”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on NASDAQ, as set forth in Listing Rule 5550(a)(2). The notice has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on NASDAQ under the symbol “ENG” at this time.

The Company may regain compliance with the minimum bid price requirement in accordance with Listing Rule 5810(c)(3)(A) during the 180 calendar day period from September 28, 2020 to March 29, 2021. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days before March 29, 2021.

If the Company is not in compliance by March 29, 2021, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for NASDAQ, except for the minimum bid price requirement. In addition, the Company would be required to notify NASDAQ of its intent to cure the minimum bid price deficiency, which may include implementing a reverse stock split.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing.

The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding the Company’s response has been made at this time. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities in the United States and around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work, in cities where we have offices, employees, and customers causing severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including many of our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. We have been fortunate that we entered the year with a robust backlog and that the larger projects in our backlog have not been cancelled or postponed. This has allowed us to keep a significant portion of our workforce productive. However, we have not been successful in replacing our backlog as quickly as it has been converted to revenues. As a result, our backlog has decreased by approximately $27.4 million from $59.2 million at December 28, 2019 to $31.8 million at September 26, 2020. While we have many potential opportunities in our sales pipeline that could replace a significant portion of this backlog reduction, inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions have largely contributed to delays in project awards and our inability to replace our backlog as quickly as it has been converted to revenue. While we believe our backlog is sufficient to keep a significant portion of our workforce productive for the balance of this year, it may not be at our current operating levels. The extent to which the disruption of COVID-19 may impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our business, financial condition and results of operations is uncertain and we will continue to monitor the situation and assess the operational and financial impact on our business.

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

Comparison of the three months ended September 26, 2020 versus the three months ended September 28, 2019

The following table, for the three months ended September 26, 2020 versus the three months ended September 28, 2019, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Three months ended September 26, 2020:
Revenue	$8,016	$7,713	$—	$15,729	100%
Gross profit	754	390	—	1,144
Gross Profit Margin	9.4%	5.1%		7.3%
SG&A	574	417	1,183	2,174	13.8%
Operating income (loss)	180	(27)	(1,183)	(1,030)	(6.5)%
Other income, net				4
Interest expense, net				(62)
Tax expense				(22)
Net loss				$(1,110)	(7.1)%
Basic and diluted loss per share				$(0.04)

Three months ended September 28, 2019:
Revenue	$4,256	$9,718	$—	$13,974	100%
Gross profit	75	1,600	—	1,675
Gross Profit Margin	1.8%	16.5%		12.0%
SG&A	651	427	1,293	2,371	17.0%
Operating income (loss)	(576)	1,173	(1,293)	(696)	(5.0)%
Other income, net				7
Interest expense, net				(5)
Tax expense				(22)
Net loss				$(716)	(5.1)%
Basic and diluted loss per share				$(0.03)

Increase (Decrease) in Operating Results:
Revenue	$3,760	$(2,005)	$—	$1,755	12.6%
Gross profit	679	(1,210)	—	(531)
SG&A	(77)	(10)	(110)	(197)	(8.3)%
Operating income (loss)	756	(1,200)	110	(334)	48.0%
Other income, net				(3)
Interest expense, net				(57)
Tax expense				—
Net loss				$(394)	55.0%
Basic and diluted loss per share				$(0.01)

Comparison of the nine months ended September 26, 2020 versus the nine months ended September 28, 2019

The following table, for the nine months ended September 26, 2020 versus the nine months ended September 28, 2019, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
Nine months ended September 26, 2020:
Revenue	$19,771	$33,100	$—	$52,871	100%
Gross profit	1,677	5,180	—	6,857
Gross Profit Margin	8.5%	15.6%		13.0%
SG&A	1,852	1,121	3,648	6,621	12.5%
Operating income (loss)	(175)	4,059	(3,648)	236	0.4%
Other income, net				6
Interest expense, net				(103)
Tax expense				(80)
Net income				$59	0.1%
Basic and diluted income per share				$0.00

Nine months ended September 28, 2019:
Revenue	$15,548	$24,210	$—	$39,758	100%
Gross profit	1,574	3,381	—	4,955
Gross Profit Margin	10.1%	14.0%		12.5%
SG&A	1,826	1,246	4,053	7,125	17.9%
Operating income (loss)	(252)	2,135	(4,053)	(2,170)	(5.5)%
Other income, net				48
Interest expense, net				(12)
Tax expense				(73)
Net loss				$(2,207)	(5.6)%
Basic and diluted loss per share				$(0.08)

Increase (Decrease) in Operating Results:
Revenue	$4,223	$8,890	$—	$13,113	33.0%
Gross profit	103	1,799	—	1,902
SG&A	26	(125)	(405)	(504)	(7.1)%
Operating income (loss)	77	1,924	405	2,406	(110.9)%
Other income, net				(42)
Interest expense, net				(91)
Tax expense				(7)
Net income				$2,266	(102.7)%
Basic and diluted income per share				$0.08

Revenue – Revenue increased $1.7 million to $15.7 million from $14.0 million, or an increase of 12.6%, for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019. Revenue from the EPCM segment increased $3.8 million to $8.0 million from $4.2 million, or an increase of 88.3%, for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019. The increase is primarily due to the progress on two large projects during the period partially offset by the completion of several projects with no subsequent renewals in 2020, including a project cancellation due to COVID-19. Revenue from the Automation segment decreased $2.0 million to $7.7 million from $9.7 million, or a decrease of 20.6%, for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019. This decrease is primarily due to projects that ended without subsequent renewals in addition to delays in government projects due to base closures and travel restrictions imposed by the U.S. Government as a result of COVID-19.

Revenue increased $13.1 million to $52.9 million from $39.8 million, or an increase of 33.0%, for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019. Revenue from the EPCM segment increased $4.2 million to $19.8 million from $15.6 million, or an increase of 27.2%, for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019. The increase is primarily due to the progress on a large project during the first three quarters of 2020 partially offset by the completion of several projects that were not renewed. Revenue from the Automation segment increased $8.9 million to $33.1 million from $24.2 million, or an increase of 36.7%, for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019. This increase is primarily due to two projects that have increased in scope during the first two quarters of 2020 partially offset by delays in government projects due to base closures and travel restrictions imposed by the U.S. Government as a result of COVID-19, and Automation projects that were not renewed or replaced due to the uncertainty from the COVID-19 pandemic.

Gross Profit – Gross profit margin decreased 4.7% to 7.3% from 12.0% for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019. Gross profit for the EPCM segment increased $0.7 million to $0.8 million from $0.1 million and its gross profit margin increased 7.6% to 9.4% from 1.8% for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019. The increase in gross profit margin is primarily attributable to one large project that began in 2020 and is expected to be competed in 2021, partially offset by costs associated with underutilized staffing at one of our locations as projects were completed without subsequent renewals during the first three quarters of 2020 including a project cancellation due to COVID-19 and supply purchases for our employees to adhere to COVID-19 safe work practices. Gross profit for the Automation segment decreased $1.2 million to $0.4 million from $1.6 million and its gross profit margin decreased 11.4% to 5.1% from 16.5% for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019, primarily due to inefficiencies on one of our large projects in addition to delays caused from COVID-19 restrictions prompting employees to work remotely, supply purchases for our employees to adhere to COVID-19 safe work practices, and delays in government projects due to base closures and travel restrictions imposed by the U.S. Government as a result of COVID-19.

Gross profit margin increased 0.5% to 13.0% from 12.5% for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019. Gross profit for the EPCM segment increased $0.1 million to $1.7 million from $1.6 million and its gross profit margin decreased 1.6% to 8.5% from 10.1% for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019. The decrease in gross profit margin is primarily attributable to costs associated with underutilized staffing at one of our locations as projects were completed without subsequent renewals during the first three quarters of 2020, including a project cancellation due to COVID-19 and supply purchases for our employees to adhere to COVID-19 safe work practices partially offset by one large project that began in 2020 and is expected to be competed in 2021. Gross profit for the Automation segment increased $1.8 million to $5.2 million from $3.4 million and its gross profit margin increased 1.6% to 15.6% from 14.0% for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019, primarily due to increased utilization of personnel on a project during the first three months of 2020 partially offset by delays in government projects due to COVID-19 base closures and travel restrictions, and Automation projects that were not renewed or replaced due to the uncertainty from the COVID-19 pandemic.

Selling, General and Administrative Expense – SG&A expenses decreased by $0.2 million for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019 primarily due to the decreases in salary costs and travel costs due to COVID-19 restrictions, legal services costs, and facility costs.

SG&A expenses decreased by $0.5 million for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019 primarily due to the decreases in salary costs and travel costs due to COVID-19 restrictions, legal services costs, and facility costs.

Other Income (Expense), Net – Other income, net of expense, decreased $3 thousand for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019 and $42 thousand for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019 primarily due to rental income received in 2019 with no comparable occurrence in 2020.

Interest Expense, net – Interest expense is incurred primarily in connection with the Revolving Credit Facility and on the PPP Loan. Our interest expense increased to $62 thousand for the three months ended September 26, 2020 from $5 thousand for the three months ended September 28, 2019. PPP Loan interest was $12 thousand for the three months ended September 26, 2020 which may be forgiven as allowed by the PPP.

Our interest expense increased to $0.1 million for the nine months ended September 26, 2020 from $12 thousand for the nine months ended September 28, 2019. PPP Loan interest was $23 thousand for the nine months ended September 26, 2020 which may be forgiven as allowed by the PPP.

Tax Expense – We recorded income tax expense of $22 thousand for the three months ended September 26, 2020 as compared to income tax expense of $22 thousand for the three months ended September 28, 2019.

We recorded income tax expense of $80 thousand for the nine months ended September 26, 2020 as compared to income tax expense of $73 thousand for the nine months ended September 28, 2019.

Net Income (Loss) – Net loss for the three months ended September 26, 2020 was $1.1 million, or a $0.4 million increase from a net loss of $0.7 million for the three months ended September 28, 2019, primarily from project delays and inefficiencies due to the COVID-19 pandemic partially offset by higher margin projects from our EPCM segment.

Net income for the nine months ended September 26, 2020 was $0.1 million, or a $2.3 million increase from a net loss of $2.2 million for the nine months ended September 28, 2019, primarily as a result of our increase in revenue and higher margin projects from our Automation segment, increase in projects from our EPCM segment, and decrease in SG&A expense year-over-year, partially offset by project delays and inefficiencies due to the COVID-19 pandemic.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, and borrowings under the PPP Loan and the Revolving Credit Facility. We had cash of approximately $12.7 million at September 26, 2020 and $8.3 million at December 28, 2019. Our working capital as of September 26, 2020 was $15.1 million versus $11.3 million as of December 28, 2019. On April 13, 2020, we obtained the PPP Loan, which was a significant cash injection for us. In addition, on May 21, 2020, we entered into the Revolving Credit Facility pursuant to which the Lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of September 26, 2020, the credit limit under the Revolving Credit Facility was $2.5 million and outstanding borrowings were $1.5 million, which yields enough interest to cover our minimum monthly interest charge. As of September 26, 2020, we were in compliance with all of the covenants under the PPP Loan and Revolving Credit Facility. For additional information on the PPP Loan and Revolving Credit Facility, see “Note 5 – Debt” to our financial statements included in Part I of this Form 10-Q. We believe our cash on hand, internally generated funds and availability under the Revolving Credit Facility along with other working capital will be sufficient to fund our current operations and expected activity for the next twelve months.

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

Cash Flows from Operating Activities

Operating activities used $1.7 million of cash for the nine months ended September 26, 2020 and generated $0.3 million of cash for the nine months ended September 28, 2019. The primary drivers of our cash used by operations for the nine months ended September 26, 2020 were an increase in contract assets net of contract liabilities of $1.9 million, a decrease in trade payables of $0.2 million, an increase in trade receivables of $1.3 million, and an increase in income taxes payable of $0.1 million, partially offset by our operating income of $0.1 million, a decrease in other current assets of $0.6 million, an increase in accrued compensation liability of $0.9 million, and $0.2 million of cash used by an increase in share-based compensation.

The primary drivers of our cash provided by operations for the nine months ended September 28, 2019 were decreases of contract assets net of contract liabilities of $0.7 million, and a decrease in trade receivables of $2.8 million, offset by our operating loss before non-cash expenses of $2.2 million, and cash provided by an increase in other components of working capital of $0.5 million.

Cash Flows from Investing Activities

Investing activities used cash of $228 thousand for the nine months ended September 26, 2020 and $167 thousand for the nine months ended September 28, 2019 primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $6.3 million for the nine months ended September 26, 2020 primarily due to the proceeds from the PPP Loan and Revolving Credit Facility partially offset by the interest incurred on our finance leases.

Financing activities used cash of $62 thousand for the nine months ended September 28, 2019 primarily for the purchase of common stock, which used $61 thousand.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2020, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2020, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 26, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is declining due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. While our backlog has not been materially impacted by the COVID-19 pandemic in terms of project cancellations, we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $27.4 million from $59.2 million as of December 28, 2019 to $31.8 million as of September 26, 2020. We expect the majority of our backlog to be completed by 2021. While we believe our backlog is sufficient to keep a significant portion of our workforce productive for the balance of this year, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing a significant decline in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of September 26, 2020, we had three projects that had $1.6 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our debt obligations may limit our financial flexibility. As of September 26, 2020, we had a total of approximately $6.4 million in debt from the PPP Loan and the Revolving Credit Facility. We may incur additional debt in order to fund our operational activities. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, commodity prices, and financial, business and other factors may affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt.

Our loan under the Paycheck Protection Program may not be forgiven in full. On April 13, 2020, we obtained the PPP Loan pursuant to the PPP under the CARES Act. The United States Small Business Administration administers PPP loans and may partially or fully forgive the PPP Loan if the proceeds are used for covered payroll, rent and utility costs incurred during the 24-week covered period that commenced on the date of funding and if at least 60% of the proceeds are used for covered payroll costs. Although the Company currently believes it may be able to seek full PPP Loan forgiveness, no assurance can be provided that we will be eligible for and obtain forgiveness of all or a portion of the PPP Loan.

Our common stock may be delisted from NASDAQ, which may make it more difficult for you to sell your shares. On September 28, 2020, we received written notice from The NASDAQ Stock Market (“NASDAQ”) indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 29, 2021, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day period.

If we are not in compliance with the minimum bid price requirement by March 29, 2021, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except the minimum bid price requirement. In addition, we would be required to notify NASDAQ of our intent to cure the minimum bid price deficiency, which may include implementing a reverse stock split.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the third quarter of 2020:

Period	Total Number of SharesPurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
June 28, 2020 to July 25, 2020	—	—	—	$—
July 26, 2020 to August 29, 2020	—	—	—	$—
August 30, 2020 to September 26, 2020	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)
On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of September 26, 2020, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

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

Dated: November 5, 2020
ENGlobal Corporation

	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)