Form 10-K
period 2020-12-26
ENGLOBAL CORP
filed 2021-03-11
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 26, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $12,341,255 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 26, 2020).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 8, 2021 is as follows: 27,526,176 shares.

Documents incorporated by reference: None.

ENGLOBAL CORPORATION
2020 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries’ serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in Part I, Item 1A. Risk Factors of this Report, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (1) the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition, and results of operations, including on our revenues and profitability; (2) our ability to increase our backlog, revenue and profitability; (3) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner;(4) the effect of economic downturns and the volatility and level of oil and natural gas prices, including the severe disruptions in the worldwide economy, including the global demand for oil and natural gas, resulting from the COVID-19 pandemic; (5) the uncertainties related to the U.S. Government’s budgetary process and their effects on our long-term U.S. Government contracts;(6) our ability to identify, evaluate, and complete any transactions in connection with our review of strategic transactions; (7) the impact of the announcement of our review of strategic transactions on our business, including our financial and operating results, or our employees, suppliers and customers;(8) our ability to realize project awards or contracts on our pending proposals, and the timing, scope and amount of any related awards or contracts; (9) our ability to retain existing customers and attract new customers; (10) our ability to accurately estimate the overall risks, revenue or costs on a contract; (11) the risk of providing services in excess of original project scope without having an approved change order; (12) our ability to execute our expansion into the modular solutions market and to execute our updated business growth strategy to position the Company as a leading provider of engineered modular solutions to its customer base; (13) our ability to attract and retain key professional personnel; (14) our ability to obtain additional financing when needed; (15) our debt obligations may limit our financial flexibility; (16) our PPP loan may not be forgiven in full;(17) our dependence on one or a few customers; (18) the risks of internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, malicious code, cyber-attacks, phishing and other cyber security problems, natural disasters, power shortages or terrorist attacks; (19) the risk of unexpected liability claims or poor safety performance; (20) our ability to identify, consummate and integrate potential acquisitions; (21) our reliance on third-party subcontractors and equipment manufacturers; (22) our ability to satisfy the continued listing standards of NASDAQ with respect to our common stock or to cure any continued listing standard deficiency with respect thereto; and (23) the effect of changes in laws and regulations, including U.S. tax laws, with which the Company must comply and the associated cost of compliance with such laws and regulations. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal’s filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company’s other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of engineered modular solutions to the energy industry. We deliver these solutions to our clients by utilizing our vertically integrated project execution capabilities, including, (i) professional engineering and project support services, (ii) automation design, configuration and systems integration expertise and (iii) mechanical and modular fabrication capabilities. We believe our vertically integrated strategy allows us to differentiate our company from most of our competitors as a full service provider. As a result, our clients’ dependency on and coordination of multiple vendors is reduced, improving control over their projects’ costs and schedules. Our strategy and positioning also allows the Company to pursue larger scopes of work centered around many different types of modularized engineered systems that can be both processing and automation focused. All of the information contained in this Report relates to the annual periods ended December 26, 2020 and December 28, 2019, both of which contained 52 weeks.

We derive revenues primarily from three sources: (i) business development efforts, (ii) preferred provider or alliance agreements with strategic end user clients, original equipment manufacturers, and technology partners, and (iii) referrals from existing customers and industry members. Our business development professionals are focused on specific market segments within the energy industry. The market segments that we are targeting include Renewables, Automation, Refining and Transportation, Upstream and Government Services. This market focus allows us to develop centers of expertise for each of our targeted markets.

We generally enter into two principal types of contracts with our clients: time-and-material contracts and fixed-price contracts. Our clients typically determine the type of contract to be utilized for a particular engagement, with the specific terms and conditions of a contract being negotiated and typically contained in a multiyear services agreement.

Our business development professionals focus on building long-term relationships with clients in order to provide solutions throughout the life-cycle of their projects and facilities. Additionally, we seek to capitalize on cross-selling opportunities between our market segments and many of our projects will contain elements from more than one market segment. Sales leads are often jointly developed and pursued by our business development personnel from multiple markets.

Products and services are also promoted through trade advertising, participation in industry conferences and on-line internet communication via our corporate home page at www.englobal.com. The ENGlobal website illustrates our company’s full range of services and capabilities and is updated on a continuous basis. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about our company. Information on our website or any other website is not a part of this Report.

Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability. We develop preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services or umbrella agreements (“MSA”) typically have a duration of three to five years. This allows our clients to release work to us without having to negotiate contract terms for each individual project. With the primary terms of the contract agreed to, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations.

We have identified modular project execution offerings as the opportunity to which our capabilities are best applied, focused our business development team on communicating these offerings to specific clients and realigned our internal reporting structure to better facilitate complete modular project execution. We have identified five strategic market initiatives where we have a history of delivering project solutions and can provide complete project execution that includes engineering, design, fabrication and integration of automated control systems as a complete packaged solution for our clients, preferably in a modular form. This “design it once – build it many times” concept has many merits including a single vendor interface, better control of costs, better control of schedule and lower safety risk. These five targeted market initiatives include: (i) Renewables; (ii) Automation; (iii) Refining and Transportation; (iv) Upstream and (v) Government Services. We have identified specific individuals within the Company to lead the efforts for each market initiative - “a champion” - while coordinating with the other sales leaders.

Within the Renewables group, our focus is to design and build production facilities for hydrogen and associated products, together with converting existing production facilities to produce products from renewable feedstock sources. These projects often utilize technologies that are more fuel efficient, and therefore reduce the associated carbon footprint of the facility. Our scope of work on these projects will typically include front-end development, engineering, procurement, mechanical fabrication, automation and commissioning services, and may be performed in conjunction with a construction partner.

Our Automation group designs, integrates and commissions modular systems that include electronic distributed control, on-line process analytical data, continuous emission monitoring, and electric power distribution. Often these packaged systems are housed in a fabricated metal enclosure, modular building or freestanding metal rack, which are commonly included in our scope of work. We provide automation engineering, procurement, fabrication, systems integration, programing and on-site commissioning services to our clients for both new and existing facilities.

Our Refining and Transportation group focuses on providing engineering, procurement and automation services as well as fabricated products to downstream refineries and petrochemical facilities as well as midstream pipeline, storage and other transportation related companies. These services are often applied to small capital improvement and maintenance projects within refineries and petrochemical facilities. For our transportation clients, we work on facilities that include pumping, compression, gas processing, metering, storage terminals, product loading and blending systems. In addition, this group designs, programs and maintains supervisory control and data acquisition (“SCADA”) systems for our transportation clients.

The Upstream group provides engineering, fabrication and automation services to clients who have operations in the U.S. oil and gas exploration and development markets. The operations are usually associated with the completion, purification, storage and transmission of the oil and gas from the well head to the terminal or pipeline destination.

Our Government Services group provides services related to the engineering, design, installation and maintenance of automated fuel handling and tank gauging systems for the U.S. military across the globe in addition to cybersecurity assessment and SCADA systems design and maintenance in the private sector.

We have positioned ourselves as a full service, vertically integrated supplier in order to better accommodate the requests of our clients and capture opportunities of larger scope. A majority of these opportunities are expected to be in all sectors of the energy industry; however, some may be outside the energy sector. One result of our sales efforts is that our proposal pipeline continues to increase as we are now focused on selling complete packaged solutions as opposed to our past focus of primarily selling consultant man-hours. Many of these proposals have very long lead times and have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more confident that commodity prices have stabilized at a sufficient level or foreseeable time period. Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to pay us for services provided through the termination date. A significant portion of our revenue is generated through MSAs with our clients. Projects awarded under these MSAs tend to be smaller in nature, but continuously awarded as each one is completed. In these instances, only the current unfinished projects are included in our backlog. Additionally, we have historically performed work under longer term contracts with the U.S. Navy that were generally renewed, released or awarded on an annual basis. Recently, the federal government has begun changing the contracting agency for this work. This has created some delays to the contracting sequence. At December 26, 2020, our backlog was $24.3 million. Of this amount, $3.1 million was for our Automation segment and $21.2 million was for our Engineering, Procurement and Construction Management (“EPCM”) segment. This compares to a total backlog of $59.2 million as of December 28, 2019 with $33.7 million for Automation and $25.5 million for EPCM.

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

Available Information

You can find financial and other information about ENGlobal at our website at www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are provided free of charge through our website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the Securities and Exchange Commission (the “SEC”). Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and our Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers; (iii) information concerning our directors and our Board of Directors Committees, including Committee charters; and (iv) information concerning transactions in ENGlobal securities by directors and executive officers, is available on our website under the Investors link. Information on our website or any other website is not a part of this Report. We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 654 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060-5914.

Reporting Segments

Our EPCM and Automation segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Separate operational leaders are in charge of our engineering offices and our automation offices, including the office that contracts with government agencies. The operating performance of our segments is regularly reviewed with the operational leaders of the two segments, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 86.8% of our total revenues for 2020 and 76.6% of our total revenues for 2019. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2020 were a contractor completing a renewable diesel facility and an independent oil refinery. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers. For the years ended December 26, 2020 and December 28, 2019, we had approximately 55 and 78 active customers, respectively.

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

Employees

As of December 26, 2020, we employed approximately 241 individuals on a full-time equivalent basis compared to approximately 251 individuals on a full-time equivalent basis as of December 28, 2019. The 4.0% decrease in personnel in 2020 was attributable to the volume of new projects started during the year. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. We continue to strategically hire experienced individuals with significant relationships with our current and new customers to expand our product offerings to our existing customers. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Benefit Plans

ENGlobal sponsors a 401(k) retirement plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. The Company does not currently match employees’ deferrals. The match was suspended beginning December 30, 2018 and no contributions have been made since that date.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

 The COVID–19 pandemic has adversely affected and could continue to adversely affect our business, financial condition and results of operations. Our business is dependent upon the willingness and ability of our customers to conduct transactions with us. The COVID–19 pandemic has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including many of our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. The prolonged nature of the COVID–19 pandemic may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID–19 in our market areas. The COVID–19 pandemic may also negatively impact the availability of our key personnel necessary to conduct our business as well as the business and operations of third party service providers who perform critical services for our business. For example, in June 2020 we temporarily closed one of our operational facilities for one week in response to a potential COVID-19 exposure. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID–19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Our backlog is declining due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. While our backlog has not been materially impacted by the COVID-19 pandemic in terms of project cancellations, we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $34.9 million from $59.2 million as of December 28, 2019 to $24.3 million as of December 26, 2020. We expect the majority of our backlog to be completed within 12 months. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing volatility in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

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

Anticipated future prices for oil and natural gas are a primary factor affecting spending by our clients. Historically, the markets for oil and natural gas have been volatile and lower prices or volatility in prices for oil and natural gas typically decreases spending by our clients, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. Further, a sustained period of lower prices and volatility in prices for oil and natural gas can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry. On March 9, 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations, the price of oil declined sharply. Oil price have partially recovered, but continue to remain depressed. Even with OPEC’s commitment to adjust their oil production downward until April 30, 2021, oil and natural gas commodity prices may continue to be volatile. If the prices of oil and natural gas declines or remains depressed for a lengthy period, our business may be materially and adversely affected.

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

 We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a U.S. Government contractor, or any exercise by the U.S. Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business. In 2020, we generated approximately 14.6% of our revenue from contracts with U.S. federal, state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our U.S. Government contracting business, including the following:

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

We are reviewing strategic transactions and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business. Our Board of Directors continues to review strategic transactions. These transactions could include, but are not limited to, strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing shareholder value. There can be no assurance that the review of strategic transactions will result in the identification or consummation of any transaction. Our Board of Directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of reviewing strategic transactions may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic transactions. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any.

We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. We do not intend to comment regarding the evaluation of strategic transactions until such time as our Board of Directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate or required by applicable law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

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

Our focus on five strategic market initiatives could subject us to increased costs and related risks and may not achieve the intended results. Focusing our business activities on five strategic market initiatives could subject us to increased costs and related risks and we may not achieve the intended results. These initiatives may require additional investments by the Company and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

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

Our debt obligations may limit our financial flexibility. As of December 26, 2020, we had a total of approximately $6.4 million in debt outstanding under the PPP Loan and the Revolving Credit Facility. We may incur additional debt in order to fund our operational activities. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, commodity prices, and financial, business and other factors may affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt.

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

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2020, our top three clients accounted for 25.1%, 17.9% and 13.9% of our revenue, respectively, and our ten largest customers accounted for 86.8% of our revenue. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of December 26, 2020, we had projects that had $1.7 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

The trading price of our stock may continue to be volatile, which could cause you to lose part or all of your investment. The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the past twelve months, the sales price of our stock ranged from a low of $0.46 per share in March 2020, to a high of $9.40 per share in January 2021.

We do not believe that this volatility corresponds to any recent change in our financial condition.

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.

As a result of this volatility, our securities could experience rapid and substantial decreases in price, and you may be able to sell securities you purchase under this prospectus only at a substantial loss to the price at which you purchased the securities in this offering.

Some, but not all, of the factors that may cause the market price of our common stock to fluctuate include:

●
fluctuations in our quarterly or annual financial results or the quarterly or annual financial results of companies perceived to be similar to us or relevant for our business;
●
changes in estimates of our financial results or recommendations by securities analysts;
●
failure of our services or products to achieve or maintain market acceptance;
●
changes in market valuations of similar or relevant companies;
●
success of competitive service offerings or technologies;
●
changes in our capital structure, such as the issuance of securities or the incurrence of debt;
●
announcements by us or by our competitors of significant services, contracts, acquisitions or strategic alliances;
●
regulatory developments in the United States, foreign countries, or both;
●
litigation;
●
additions or departures of key personnel;
●
investors’ general perceptions; and
●
changes in general economic, industry or market conditions.

In addition, if the market for energy related stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. Further, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

              A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to additional price volatility. Historically there has not been a large short position in our common stock. However, in the future investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent an aggregate short exposure in our common stock becomes significant, investors with short exposure may have to pay a premium to purchase shares for delivery to share lenders at times if and when the price of our common stock increases significantly, particularly over a short period of time. Those purchases may in turn, dramatically increase the price of our common stock. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to our business prospects, financial performance or other traditional measures of value for the Company or our common stock.

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 47% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold. Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 47,473,824 shares of common stock and an additional 2,000,000 shares of undesignated preferred stock as of December 26, 2020. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our Amended and Restated 2009 Equity Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

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

ITEM 2. PROPERTIES

We lease space in five buildings in the U.S. totaling approximately 184,895 square feet. The leases have remaining terms ranging from four months to twenty-four months and are on terms that we consider commercially reasonable. We have no major encumbrances related to these properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on the NASDAQ Capital Market (NASDAQ - CM) under the symbol “ENG” since April 16, 2013 and the NASDAQ Global Market prior to that date. Newspaper and on-line stock listings identify us as “ENGlobal.”

As of December 26, 2020, approximately 91 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock for the fourth quarter of 2020:

Period	Total Numberof SharesPurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
September 27, 2020 to October 24, 2020	—	—	—	$—
October 25, 2020 to November 28, 2020	—	—	—	$—
November 29, 2020 to December 26, 2020	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)
On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of December 26, 2020, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

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

Overview

We have identified modular project execution offerings as the opportunity to which our capabilities are best applied, focused our business development team on communicating these offerings to specific clients and realigned our internal reporting structure to better facilitate complete modular project execution. We have identified five strategic market initiatives where we have a history of delivering project solutions and can provide complete project execution that includes engineering, design, fabrication and integration of automated control systems as a complete packaged solution for our clients, preferably in a modular form. This “design it once – build it many times” concept has many merits including a single vendor interface, better control of costs, better control of schedule and lower safety risk. These five targeted market initiatives include: (i) Renewables; (ii) Automation; (iii) Refining and Transportation; (iv) Upstream and (v) Government Services. We have identified specific individuals within the Company to lead the efforts for each market initiative - “a champion” - while coordinating with the other sales leaders.

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities in the United States and around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work, in cities where we have offices, employees, and customers causing severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including many of our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. We have been fortunate that we entered 2020 with a robust backlog and that the larger projects in our backlog have not been cancelled or postponed. This has allowed us to keep a significant portion of our workforce productive. However, we have not been successful in replacing our backlog as quickly as it has been converted to revenues. As a result, our backlog has decreased by approximately $34.9 million from $59.2 million at December 28, 2019 to $24.3 million at December 26, 2020. While we have many potential opportunities in our sales pipeline that could replace a significant portion of this backlog reduction, inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions have largely contributed to delays in project awards and our inability to replace our backlog as quickly as it has been converted to revenue. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. The extent to which the disruption of COVID-19 may impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our business, financial condition and results of operations is uncertain and we will continue to monitor the situation and assess the operational and financial impact on our business.

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

Results of Operations

Our revenue is comprised of services revenue and the sale of engineered modular solutions. We generally recognize service revenue as soon as the services are performed. The majority of our engineering services have historically been provided through time-and-material contracts whereas a majority of our engineered modular solutions revenues are earned on fixed-price contracts. During 2020, we worked on 323 projects ranging in size from $1 thousand to $26.7 million. The average size of the projects during 2020 was $518 thousand and we recorded an average revenue of $200 thousand per project.

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

Comparison of the years ended December 26, 2020 and December 28, 2019

The following table set forth below, for the years ended December 26, 2020 and December 28, 2019, provides financial data that is derived from our consolidated statements of operations (amounts in thousands, except per share data).

Operations Data	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 26, 2020:
Revenue	$25,929	$38,520	$—	$64,449	100.0%
Gross profit	2,358	6,093	—	8,451	13.1%
SG&A	2,427	1,569	4,838	8,834	13.7%
Operating income (loss)	(69)	4,524	(4,838)	(383)	(0.6)%
Other income, net				14	0.1%
Interest expense, net				(153)	(0.2)%
Tax expense				(103)	(0.2)%
Net loss				(625)	(1.0)%
Loss per share				$(0.02)

	EPCM	Automation	Corporate	Consolidated
For the Year Ended December 28, 2019:
Revenue	$19,436	$37,010	$—	$56,446	100.0%
Gross profit	1,631	6,285	—	7,916	14.0%
SG&A	2,461	1,690	5,166	9,317	16.5%
Operating income (loss)	(830)	4,595	(5,166)	(1,401)	(2.5)%
Other income, net				49	0.1%
Interest expense, net				(31)	(0.1)%
Tax expense				(83)	(0.1)%
Net loss				(1,466)	(2.6)%
Loss per share				$(0.05)

	EPCM	Automation	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$6,493	$1,510	$—	$8,003	14.2%
Gross profit	727	(192)	—	535	6.8%
SG&A	(34)	(121)	(328)	(483)	(5.2)%
Operating income (loss)	761	(71)	328	1,018	(72.7)%
Other income, net				(35)	(71.4)%
Interest expense, net				(122)	393.5%
Tax expense				(20)	24.1%
Net loss				841	(57.3)%
Loss per share				$0.03

Revenue – Overall, our revenue for the year ended December 26, 2020, as compared to the year ended December 28, 2019, increased $8.0 million, or 14.2%, to $64.5 million from $56.5 million. Revenue from the Automation segment increased $1.5 million, or 4.1%, to $38.5 million for the year ended December 26, 2020, as compared to $37.0 million for the comparable period in 2019. Revenue from the EPCM segment increased $6.5 million, or 33.5%, to $25.9 million for the year ended December 26, 2020 as compared to $19.4 million for the comparable period in 2019. Our 2020 revenue for the EPCM segment increased primarily due to the progress of one large project during the year partially offset by the completion of projects that were not renewed as our clients decreased activities in all sectors of the energy industry due to COVID-19. The Automation segment benefited from two projects that increased in scope during the first two quarters of 2020 partially offset by delays in government projects due to base closures and travel restrictions imposed by the U.S. Government as a result of COVID-19 and Automation projects that were not renewed or replaced due to the uncertainty from the COVID-19 pandemic.

Gross Profit – Gross profit for the year ended December 26, 2020 was $8.4 million, an increase of $0.5 million, or 6.8%, from $7.9 million for the comparable period in 2019. Gross profit margin was 13.1% for the year ended December 26, 2020, a decrease from the 14.0% gross profit margin for the year ended December 28, 2019.

Gross profit in our EPCM segment increased $0.7 million, or 44.6%, to $2.4 million for a gross profit margin of 9.1% for the year ended December 26, 2020 as compared to $1.6 million for a gross profit margin of 8.4% for the year ended December 28, 2019. The increase in gross profit margin is primarily attributable to one large project that began in 2020 and that is expected to be completed in 2021, partially offset by costs associated with underutilized staffing at one of our locations as projects were completed without subsequent renewals during 2020, including a project cancellation due to COVID-19, and supply purchases for our employees to adhere to COVID-19 safe work practices.

Gross profit in the Automation segment decreased $0.2 million, or 3.1%, to $6.1 million for a gross profit margin of 15.8% for the year ended December 26, 2020 as compared to $6.3 million with a gross profit margin of 17.0% for the year ended December 28, 2019. The decrease in gross profit is primarily due to inefficiencies on one of our large projects in addition to delays caused from COVID-19 restrictions prompting employees to work remotely, supply purchases for our employees to adhere to COVID-19 safe work practices, and delays in government projects due to base closures and travel restrictions imposed by the U.S. Government as a result of COVID-19.

Selling, General and Administrative – Overall, our SG&A expenses decreased by $0.5 million for the year ended December 26, 2020 as compared to the year ended December 28, 2019. This decrease in SG&A is driven by reductions in travel costs due to COVID-19 restrictions of $0.1 million, facility costs of $0.1 million, legal fees of $0.1 million, and $0.2 in computer software costs. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Other income, net – Other income, net of expense, decreased $35 thousand for the year ended December 26, 2020 as compared to the year ended December 28, 2019 primarily due to rental income received in 2019 with no comparable occurrence in 2020.

Tax expense – Tax expense was $0.1 million for the year ended December 26, 2020 and December 28, 2019.

Net Income (Loss) – Net loss for the year ended December 26, 2020 was $0.6 million compared to a net loss of $1.5 million for the year ended December 28, 2019, primarily as a result of our increase in revenue and higher margin projects from our EPCM segment and decrease in SG&A expense year-over-year, partially offset by project delays and inefficiencies due to the COVID-19 pandemic.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, and borrowings under the PPP Loan and the Revolving Credit Facility. Our cash increased to $13.7 million at December 26, 2020 from $8.3 million at December 28, 2019, as our operating activities used approximately $0.5 million in net cash during the year ended December 26, 2020 primarily due to decreased contract assets net of contract liabilities, decreased accounts payable, and operating losses, partially offset by a decrease in trade receivables, depreciation and cash provided by other components of working capital. Our working capital as of December 26, 2020 was $14.0 million as compared to $11.3 million as of December 28, 2019.

On April 13, 2020, we obtained the PPP Loan, which was a significant cash injection for us. In addition, on May 21, 2020, we entered into the Revolving Credit Facility pursuant to which the Lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of December 26, 2020, the credit limit under the Revolving Credit Facility was $2.4 million and outstanding borrowings were $1.5 million, which yields enough interest to cover our minimum monthly interest charge. As of December 26, 2020, we were in compliance with all of the covenants under the PPP Loan and Revolving Credit Facility. For additional information on the PPP Loan and Revolving Credit Facility, see Part II, Item 8, Note 7 – Debt -.

In addition, on January 29, 2021, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC, pursuant to which we may offer and sell, at our option, securities having an aggregate offering price of up to $100 million. On the same date, we entered into an at market issuance sales agreement with B. Riley Securities, Inc. pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Registration Statement has not yet become effective and these securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective.

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

Our Board of Directors continues to review strategic transactions, which could include strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing shareholder value. The Company does not intend to disclose or comment on developments related to its review unless and until the Board has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that the Board's strategic review will result in any transaction, or any assurance as to its outcome or timing.

Cash Flows from Operating Activities

Operating activities used approximately $0.5 million in net cash during the year ended December 26, 2020, compared with net cash provided by operating activities of $2.7 million during the comparable period in 2019. The primary driver of the cash used by operations for the year ended December 26, 2020 was a decrease of $4.4 million in contract assets net of contract liabilities, a decrease of $1.1 million in trade payables, and our $0.6 million operating loss, partially offset by cash provided from decreases of $3.7 million in trade receivables, $0.5 million in deprecation, $0.2 million in share-based compensation, an increase of $1.3 million in accrued compensation and benefits, and a decrease of $0.1 million in other components of working capital. For the year ended December 28, 2019, cash provided by operations was primarily related to an increase of $4.2 million from contract assets net of contract liabilities and $1.2 million in cash provided by other working capital items, offset by our net loss of $1.5 million and an increase in trade receivables of $1.2 million.

Cash Flows from Investing Activities

Investing activities used cash of $0.4 million during the year ended December 26, 2020 and used cash of $0.3 million during the year ended December 28, 2019 primarily related to the purchase of equipment used to outfit our fabrication facility and to upgrade our accounting and purchasing system.

Cash Flows from Financing Activities

Financing activities provided cash of $6.3 million during the year ended December 26, 2020 primarily due to the proceeds from the PPP Loan and Revolving Credit Facility partially offset by payments on our finance leases. Financing activities used cash of $0.1 million during the year ended December 28, 2019 for the repurchase of our common stock and payments on finance leases.

Stock Repurchase Program

On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. From April 2015 through December 2017, the Company purchased and retired 1,191,050 shares at a cost of $1.5 million. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. During the year ended December 28, 2019, we purchased and retired 77,687 shares at a cost of $61 thousand. During the year ended December 26, 2020, no shares were repurchased. Management does not intend to repurchase any shares in the near future.

Accounts Receivable

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased $3.6 million, or 31.6%, to $7.8 million as of December 26, 2020 compared to $11.4 million as of December 28, 2019. We had bad debt expense of $0.1 million for the year ended December 26, 2020 and no bad debt expense for the year ended December 28, 2019. Our allowance for uncollectible accounts was $0.4 million as of December 26, 2020 and $0.2 million as of December 28, 2019 and increased as a percentage of trade accounts receivable to 5.0% for 2020 from 2.1% for 2019. We continue to manage this portion of our business very carefully.

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

Critical Accounting Policies

Please see Part II, Item 8, Note 2 – Accounting Policies and New Accounting Pronouncements for additional information regarding our critical accounting policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
ENGlobal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation (the “Company”) as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 26, 2020 and December 28, 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimates of Costs to Complete
As described in Note 2, the Company recognizes revenue on fixed-price contracts over time when there is a continuous transfer of control to the customer over the duration of the contract as the services are rendered. The accounting conclusions for contracts involve significant judgment, particularly as it relates to determining the amount, timing and presentation of revenue that will be recognized for each performance obligation within the contract, and the distinct number of performance obligations represented by the contract.

We identified management’s estimate of costs to complete on contracts where revenue is recognized over time as a critical audit matter. On certain contracts, revenue is recognized over time using a cost-based input method that measures the extent of progress towards completion of a performance obligation. The majority of contract costs are labor costs, but costs also include material and allocable indirect expenses. Generally, revenue is recognized proportionally as labor costs are incurred. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding, and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of the Company’s contracts. Given the significant judgments necessary to determine the amount, timing and presentation of revenue and to estimate total costs for the performance obligations that recognize revenue using a cost-based input method, auditing such estimates required extensive audit effort due to the complexity of these fixed-price contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●
Developing an independent expectation of revenue and gross margins and comparing it to the recorded balance.
●
For a selection of contracts, performing elements of the following for each contract:
o
Confirming contract terms including contract price and related change orders, revenue earned to date, retainage, balance currently due, and estimated completion date.
o
Evaluating the terms and conditions of each contract and the appropriateness of the accounting treatment in accordance with generally accepted accounting principles by:
■
Inspecting the executed contract to test that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.
■
Evaluating the contract within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluating whether management’s conclusions were appropriate by evaluating the nature of the promises within the contract, the interrelationship of the promised services provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and which party is responsible for fulfillment.
o
Comparing the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
o
Testing the accuracy and completeness of the costs incurred to date for the performance obligation.
o
Evaluating the estimates of total cost and fees for the performance obligation by:
■
Comparing costs incurred to date to the costs management estimated to be incurred by that date.
■
Evaluating management’s ability to achieve the estimates of total cost by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans.
o
Testing the mathematical accuracy of management’s calculation of revenue for the performance obligation.
o
Performing a gross margin fade analysis during the year and a look-back analysis on completed contracts to assess variances between actual and estimated costs to complete.

/s/Moss Adams

Houston, Texas
March 11, 2021

We have served as the Company’s auditor since 2017.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	December 26, 2020	December 28, 2019
ASSETS
Current Assets:
Cash	$13,706	$8,307
Trade receivables, net of allowances of $386 and $236	7,789	11,435
Prepaid expenses and other current assets	891	889
Contract assets	4,090	3,862
Total Current Assets	26,476	24,493
Property and equipment, net	1,263	1,033
Goodwill	720	720
Other assets
Right of use asset	1,628	2,133
Deposits and other assets	351	307
Total Other Assets	1,979	2,440
Total Assets	$30,438	$28,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,138	$3,261
Accrued compensation and benefits	3,048	2,783
Current portion of leases	1,541	1,041
Contract liabilities	1,258	5,438
Current portion of note	3,707	—
Other current liabilities	745	681
Total Current Liabilities	12,437	13,204
Deferred payroll tax	1,037	—
Long-term debt	2,733	—
Long-term leases	608	1,458
Total Liabilities	16,815	14,662
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,560,686 and 27,413,626 shares issued and outstanding at December 26, 2020 and December 28, 2019, respectively	28	27
Additional paid-in capital	37,157	36,934
Accumulated deficit	(23,562)	(22,937)
Total Stockholders’ Equity	13,623	14,024
Total Liabilities and Stockholders’ Equity	$30,438	$28,686

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended December 26,	Year Ended December 28,
	2020	2019

Operating revenues	$64,449	$56,446
Operating costs	55,998	48,530
Gross profit	8,451	7,916
Operating costs and expenses:
Selling, general, and administrative expenses	8,834	9,317
Operating loss	(383)	(1,401)
Other income (expense)
Interest expense, net	(153)	(31)
Other income, net	14	49
Loss before income taxes	(522)	(1,383)

Provision for federal and state income taxes	(103)	(83)

Net loss	$(625)	$(1,466)

Basic and diluted loss per common share	$(0.02)	$(0.05)

Basic and diluted weighted average shares used in computing loss per share:	27,474	27,414

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Year Ended December 26,	Year Ended December 28,
	2020	2019

Common Stock
Balance at beginning of year	$27	$27
Common stock issued	1	—
Balance at end of year	28	27

Additional Paid-in Capital
Balance at beginning of year	36,934	36,934
Share-based compensation - employee	223	61
Stock retired	—	(61)
Balance at end of year	37,157	36,934

Accumulated Deficit
Balance at beginning of year	(22,937)	(21,471)
Net loss	(625)	(1,466)
Balance at end of year	(23,562)	(22,937)

Total Stockholders’ Equity	$13,623	$14,024

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 26, 2020	Year Ended December 28, 2019
Cash Flows from Operating Activities:
Net loss	$(625)	$(1,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	449	389
Share-based compensation expense	223	61
Changes in current assets and liabilities:
Trade accounts receivable	3,646	(1,224)
Contract assets	(228)	(689)
Other current assets	(46)	245
Accounts payable	(1,123)	89
Accrued compensation and benefits	1,301	482
Contract liabilities	(4,180)	4,834
Income taxes payable	(57)	84
Other current liabilities, net	121	(140)
Net cash provided by (used in) operating activities	$(519)	$2,665

Cash Flows from Investing Activities:
Proceeds from notes receivable	—	24
Property and equipment acquired	(428)	(345)
Net cash used in investing activities	$(428)	$(321)

Cash Flows from Financing Activities:
Purchase of stock	—	(61)
Payments on finance leases	(93)	(36)
Proceeds from PPP loan	4,949	—
Proceeds from revolving credit facility	1,490	—
Net cash provided by (used in) financing activities	$6,346	$(97)
Net change in cash	5,399	2,247
Cash at beginning of year	8,307	6,060
Cash at end of year	$13,706	$8,307

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$153	$33
Right of use assets obtained in exchange for new operating lease liability	$963	$2,854
Leased assets obtained in exchange for new finance lease liabilities	$219	$351
Cash paid during the period for income taxes (net of refunds)$ 86	$ 86	$26

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

Basis of Presentation – The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 26, 2020 and December 28, 2019, and the results of our operations, cash flows and changes in stockholders’ equity for the 52 week period ended December 26, 2020 and for the 52 week period ended December 28, 2019. They are prepared in accordance with accounting principles generally accepted in the U.S. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

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

Our businesses or product lines are largely dependent on a few relatively large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended December 26, 2020, four customers provided more than 10% each of our consolidated operating revenues (25.1%, 17.9%, 13.9%, and 13.8%). Two customers provided more than 10% each of our consolidated operating revenues for the year ended December 28, 2019 (23.3% and 18.3%). Amounts included in trade receivables related to these customers totaled $0.0 million, $0.6 million, $0.8 million, and $1.5 million, respectively, at December 26, 2020 and $0.2 million and $0.7 million, respectively, at December 28, 2019.

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

Leasehold improvements are amortized over the remaining term of the related lease. See Note 4 for details related to property and equipment and related depreciation. Expenditures for maintenance and repairs are expensed as incurred. Upon disposition or retirement of property and equipment, any gain or loss is charged to operations.

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

We performed a qualitative assessment of goodwill for each of the years ended December 26, 2020 and December 28, 2019. This assessment indicated that there was no impairment of goodwill for the years ended December 26, 2020 and December 28, 2019.

Impairment of Long-Lived Assets – We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparison the future undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying value of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. During 2020 and 2019 there were no events or changes in circumstances that indicated that the carrying amount of our assets may not be recoverable.

Revenue Recognition – Our revenue is comprised of engineering, procurement and construction management services and sales of fabricated systems and integrated control systems that we design and assemble. The majority of our services are provided under time-and-material contracts. Some time-and-material contracts may have limits not to exceed. Revenue is not recognized over these limits until authorization by the client has been received.

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

Based on this analysis, any adjustments to revenue, operating costs and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive performance and may result in an increase in operating income during the performance of individual performance obligations if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. When estimates of total costs to be incurred exceed total estimates to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is estimated. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net revenue, operating costs and the related impact to operating income are recognized monthly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

Incremental Costs – Our incremental costs of obtaining a contract, which may consist of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no incremental costs that met our materiality threshold in 2020 or 2019.

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

Earnings per Share – Our basic earnings per share (“EPS”) amounts have been computed based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units, if including such potential shares of common stock is dilutive. We only had restricted stock awards outstanding during 2020.

Treasury Stock – We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently retire these shares, the cost of the shares acquired are recorded in common stock and additional paid-in capital. All shares acquired during 2019 were retired.

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

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables, net as of December 26, 2020 and December 28, 2019, are as follows (amounts in thousands):

	2020	2019
Amounts billed	$5,050	$5,523
Amounts unbilled	1,455	5,576
Retainage	1,670	572
Less: Allowance for uncollectible accounts	(386)	(236)
Trade receivables, net	$7,789	$11,435

The components of prepaid expense and other current assets are as follows as of December 26, 2020 and December 28, 2019 (amounts in thousands):

	2020	2019
Prepaid expenses	$843	$816
Other receivables - employee	48	54
Note receivable	—	19
Prepaid expenses and other current assets	$891	$889

The components of other current liabilities are as follows as of December 26, 2020 and December 28, 2019 (amounts in thousands):

	2020	2019
Accrual for known contingencies	$215	$145
Customer prepayments	4	1
Gross receipts tax payable	23	96
State income taxes payable	83	67
Insurance payable	420	372
Other current liabilities	$745	$681

Our accrual for known contingencies includes litigation accruals, if any. See “Note 15 – Commitments and Contingencies” for further information.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 26, 2020 and December 28, 2019 (amounts in thousands):

	2020	2019
Computer equipment and software	$1,170	$989
Shop equipment	1,683	1,301
Furniture and fixtures	193	190
Leasehold improvements	845	623
Autos and trucks	87	87
Construction in progress	—	141
	$3,978	$3,331
Accumulated depreciation and amortization	(2,715)	(2,298)
Property and equipment, net	$1,263	$1,033

Depreciation expense was $0.4 million and $0.3 million for the years ended December 26, 2020 and December 28, 2019, respectively. During the year ended December 28, 2019, we disposed of $4.9 million of assets in connection with relocating several of our offices and upgrading our IT equipment in several locations. There was no gain or loss associated with these disposals due to the assets being fully depreciated. The $4.9 million total consisted of $1.6 million of leasehold improvements, $0.1 million of furniture and fixtures, $0.2 million of machinery and equipment, and $3.0 million of computer equipment and software.

NOTE 5 – REVENUE RECOGNITION

Our revenue by contract type was as follows (amounts in thousands):

	For the Three Months Ended		For the Years Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Fixed-price revenue	$7,037	$4,670	$35,822	$19,088
Time-and-material revenue	4,540	12,018	28,627	37,358
Total Revenue	11,577	16,688	64,449	56,446

NOTE 6 - CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts consist of the following at December 26, 2020 and December 28, 2019 (amounts in thousands):

	2020	2019
Costs incurred on uncompleted contracts	$39,154	$23,846
Estimated earnings on uncompleted contracts	4,388	5,188
Earned revenues	43,542	29,034
Less: billings to date	40,710	30,610
Net costs in excess of billings on uncompleted contracts	$2,832	$(1,576)

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,090	$3,862
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,258)	(5,438)
Net costs in excess of billings on uncompleted contracts	$2,832	$(1,576)

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We had $0.2 million in contingency amounts as of December 26, 2020 and had $0.9 million in contingency amounts as of December 28, 2019. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We had $0.3 million in deferred revenue for the year ended December 26, 2020 and $0.2 million for the year ended December 28, 2019. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed or been recorded as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 7 – DEBT

The components of debt were as follows (amounts in thousands):

	December 26, 2020	December 28, 2019
PPP Loan (1)	$4,949	$—
Revolving Credit Facility (2)	1,491	—
Total debt	6,440	—
Amount due within one year	3,707	—
Total long-term debt	$2,733	$—

(1)
On April 13, 2020, the Company was granted an unsecured loan (the “PPP Loan”) from Origin Bank in the aggregate principal amount of $4,915,800 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan is evidenced by a promissory note, dated as of April 13, 2020 (the “Note”), by the Company in favor of Origin Bank, as lender.

Interest Rate: The interest rate on the PPP Loan is 1% per year.

Potential PPP Loan Forgiveness: Under the PPP, the Company may apply for forgiveness of the amount due on the PPP Loan in an amount equal to the sum of the following costs incurred during the covered period beginning on the date of the first disbursement of the PPP Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act.

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

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit:  The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of December 26, 2020, the credit limit under the Revolving Credit Facility was $2.4 million.

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

The future scheduled maturities of our debt are (amounts in thousands):

	PPP Loan and Revolving Credit Facility (1)	Revolving Credit Facility (1)
2021	$3,707	$—
2022	1,242	—
2023	1,491	1,491
2024	—	—
Thereafter	—	—
	$6,440	$1,491

(1)
If the PPP Loan is entirely forgiven, only the Revolving Credit Facility would remain as debt.

NOTE 8 - LEASES

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

The components of lease expense were as follows (amounts in thousands):

	Financial Statement Classification	Year ended December 26, 2020	Year ended December 28, 2019
Finance leases:
Amortization expense	SG&A Expense	$92	$33
Interest expense	Interest expense, net	20	7
		$112	$40
Operating leases:
Operating costs	Operating costs	633	1,214
Selling, general and administrative expenses	SG&A Expense	1,830	1,857
		$2,463	$3,071
Total lease expense		$2,575	$3,111

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Financial Statement Classification	December 26, 2020	December 28, 2019
ROU Assets:
Operating leases	Right of Use asset	$1,628	$2,133
Finance leases	Property and equipment, net	442	318
Total ROU Assets:		$2,070	$2,451

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,421	$961
Finance leases	Current portion of leases	120	80
Noncurrent Liabilities:
Operating leases	Long Term Leases	286	1,220
Finance leases	Long Term Leases	322	238
Total lease liabilities		$2,149	$2,499

The weighted average remaining lease term and weighted average discount rate were as follows:

	December 26, 2020	December 28, 2019
Weighted average remaining lease term (years)
Operating leases	1.2	2.2
Finance leases	4.2	3.3
Weighted average discount rate
Operating leases	1.7%	3.3%
Finance leases	5.8%	11.0%

Maturities of operating lease liabilities as of December 26, 2020 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2021	1,448	133	1,581
2022	288	113	401
2023	—	93	93
2024	—	73	73
2025 and thereafter	—	57	57
Total lease payments	1,736	469	2,205
Less: imputed interest	(29)	(27)	(56)
Total lease liabilities	$1,707	$442	$2,149

NOTE 9 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) profit sharing plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company does not currently match employees’ deferrals. The match was suspended beginning December 30, 2018 and no contributions were made during the years ended December 26, 2020 and December 28, 2019.

NOTE 10 - STOCK COMPENSATION PLANS

The Company’s Amended and Restated 2009 Equity Incentive Plan (the “Equity Plan,” or the “Plan”), currently provides for the aggregate issuance of up to 625,109 shares of common stock. The Equity Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. At December 26, 2020, 478,049 shares of common stock are available to be issued pursuant to the Equity Plan.

We recognized non-cash stock-based compensation expense related to our Equity Plan of $0.2 million for the year ended December 26, 2020 and $0.1 million for the year ended December 28, 2019.

Restricted Stock Awards – Restricted stock awards granted to non-employee directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards generally vest in quarterly installments beginning September 30th of the year of grant, so long as the grantee continues to serve as a director of the Company as of each vesting date. The Company had delayed the vesting of restricted stock awards made in 2017; these awards were vested in full during the year ended December 26, 2020. Restricted stock awards granted to employees generally vest in four equal annual installments on the anniversary date of grant, so long as the grantee remains employed full-time with us as of each vesting date. Shares are generally issued from new shares at the time of grant. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date.

The following is a summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 26, 2020:

	Number of unvested restricted shares	Weighted-average grant-date fair value
Outstanding at December 28, 2019	191,404	$1.12
Granted	147,060	1.02
Vested	(193,168)	1.10
Forfeited	—	—
Outstanding at December 26, 2020	145,296	$1.05

As of December 26, 2020, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1 year. During the year ended December 26, 2020, the Company granted the following restricted stock awards.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
June 11, 2020	Directors (3)	147,060	$1.02	$150,000

During the year ended December 28, 2019, the Company granted the following restricted stock awards.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
August 6, 2019	Employees (1)	10,000	$1.22	$12,200

NOTE 11 - TREASURY STOCK

On April 21, 2015, we announced that the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. As of December 26, 2020, the Company had purchased and retired 1,290,460 shares for $1.6 million under this program. The stock repurchase program was suspended from May 16, 2017 and was reinstated on December 19, 2018. During the year ended December 28, 2019, we purchased and retired 77,687 shares at a cost of $61 thousand. No shares were repurchased during the year ended December 26, 2020. Management does not intend to repurchase any shares in the near future.

NOTE 12 - REDEEMABLE PREFERRED STOCK

We are authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The Board of Directors has the authority to approve the issuance of all or any of these shares of the Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility to take advantage of contingencies such as favorable acquisition opportunities.

NOTE 13 - FEDERAL AND STATE INCOME TAXES

The components of our income tax expense for the years ended December 26, 2020 and December 28, 2019 were as follows (amounts in thousands):

	2020	2019
Current:
State	103	83
Total current	103	83
Deferred:
Federal	(25)	(55)
State	25	55
Total deferred	—	—
Total income tax expense	$103	$83

The following is a reconciliation of expected income tax benefit to actual income tax expense for the years ended December 26, 2020 and December 28, 2019 (amounts in thousands):

	2020	2019
Federal income tax (benefit) at statutory rate of 21%	$(110)	$(270)
State income tax, net of federal income tax effect	64	93
Nondeductible expenses	29	37
Stock Compensation	—	(1)
Prior year adjustments and true-ups	36	23
Change in valuation allowance	84	201
Total tax expense	$103	$83

The components of the deferred tax asset (liability) consisted of the following at December 26, 2020 and December 28, 2019 (amounts in thousands):

	2020	2019
Noncurrent Deferred tax assets
Federal and state net operating loss carryforward	$7,036	$7,145
Tax credit carryforwards	1,971	1,971
Allowance for uncollectible accounts	93	53
Accruals not yet deductible for tax purposes	613	352
Goodwill	364	485
Depreciation	3	7
Lease payable	390	488
Total noncurrent deferred tax assets	10,470	10,501
Less: Valuation allowance	(10,016)	(9,912)
Total noncurrent deferred tax assets, net	$454	$589
Noncurrent deferred tax liabilities:
Other	(70)	(107)
Right to use asset	(384)	(482)
Total noncurrent deferred tax liabilities	(454)	(589)
Net deferred tax assets/deferred tax Liabilities	$—	$—

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 26, 2020 and December 28, 2019, we do not have any significant uncertain tax positions.

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

For the year ended December 26, 2020, we recognized a total income tax expense of $103 thousand on a pretax book loss of $0.5 million compared to an income tax expense of $83 thousand on a pretax book loss of $1.3 million for the year ended December 28, 2019. As a result of permanent difference add-backs to taxable income related to meals and entertainment, the tax expense increased by $29 thousand which decreased the effective tax rate by 5.5%. An increase of $84 thousand in the valuation allowance decreased the effective tax rate by 16.1%. State income tax (net of Federal) expense in the amount of $83 thousand decreased the effective tax rate by 15.8% mainly due to Texas margins tax. Federal and state tax true-ups increased tax expense in the amount of $36 thousand and decreased the effective tax rate by 6.8%. An effect of rate change due to state tax increased tax expense by $19 thousand and decreased the effective rate by 3.6%.

As of December 26, 2020, the Company has a gross federal net operating loss carry-forward of approximately $31.4 million, which will begin to expire in 2032. Under the Tax Cuts and Jobs Act of 2017 ("TCJA"), net operating losses ("NOLs") generated in tax year 2018 and forward have an indefinite carryforward but are limited to 80% of taxable income when utilized. For NOLs incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOLs are subject to expiration.  The provisions were subsequently amended further under the CARES Act on March 27, 2020. The CARES Act amended the net operating loss provisions in the 2017 Tax Cuts and Jobs Act (“TCJA”) and allows for the carryback of NOLs arising in the taxable years ending December 31, 2017 and before January 1, 2021, to each of the five taxable years preceding the taxable year of the loss. Additionally, the 80% limitation related to application of NOLs towards current federal taxable income has been removed for taxable years prior to January 1, 2021; thereby allowing 100% of the NOL to be applied to federal taxable income.

As of December 26, 2020, the Company has federal research and development tax credit carryforwards of approximately $1.07 million available to reduce future tax liabilities. The research and development tax credit will begin to expire in 2030. The Company has foreign tax credit carryforwards of approximately $900 thousand which will begin to expire in 2025. Additionally under the TCJA, alternative minimum tax ("AMT") was repealed for corporations and any unutilized AMT credits have become refundable. The Company received the remaining AMT refundable credit in 2020.

NOTE 14 - SEGMENT INFORMATION

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

Sales, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. Segment information for the years ended December 26, 2020 and December 28, 2019 is as follows (amounts in thousands):

For the year ended December 26, 2020:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$25,929	$38,520	$—	$64,449
Operating income (loss)	(69)	4,524	(4,838)	(383)
Depreciation and amortization	275	57	117	449
Tangible assets	7,389	7,806	14,504	29,699
Goodwill	—	720	—	720
Other intangible assets	—	19	—	19
Total assets	7,389	8,545	14,504	30,438
Capital expenditures	145	15	268	428

For the year ended December 28, 2019:	EPCM	Automation	Corporate	Consolidated

Operating revenues	$19,436	$37,010	$—	$56,446
Operating income (loss)	(830)	4,595	(5,166)	(1,401)
Depreciation and amortization	189	109	91	389
Tangible assets	6,253	12,864	8,830	27,947
Goodwill	—	720	—	720
Other intangible assets	—	19	—	19
Total assets	6,253	13,603	8,830	28,686
Capital expenditures	202	43	100	345

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have employment agreements with certain of our executive and other officers with severance terms ranging from six to twelve months. Such agreements provide for minimum salary levels. If employment is terminated for any reason other than 1) termination for cause, 2) voluntary resignation or 3) the employee’s death, we are obligated to provide a severance benefit equal to six months of the employee’s salary, and, at our option, an additional six months at 50% of the employee’s salary in exchange for an extension of a non-competition agreement. The terms of these agreements include evergreen provisions allowing for automatic renewal. No liability is recorded for our obligations under employment agreements as the amounts that will ultimately be paid cannot be reasonably estimated.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

PPP Forgiveness

On November 30, 2020, our lender, Origin Bank, transmitted our PPP Loan forgiveness application to the U.S. Small Business Administration. We have not received a forgiveness decision on our PPP Loan.

At The Market Offering

On January 29, 2021, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”) (the “Registration Statement”), pursuant to which the Company may offer and sell, at its option, securities having an aggregate offering price of up to $100 million. On the same date, the Company entered into an at market issuance sales agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25 million (the “Placement Shares”), to or through B. Riley, as sales agent (the “Sales Agreement”), from time to time, in an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the Placement Shares (the “ATM Offering”). The Registration Statement includes a base prospectus (the “Base Prospectus”) and a sales agreement prospectus relating to the ATM Offering, specifically relating to the sale of the Placement Shares under the Sales Agreement (the “ATM Prospectus,” and collectively with the Base Prospectus, the “Prospectus”) both of which form part of the Registration Statement. The Company is not obligated to make any sales of Placement Shares under the Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Registration Statement has not yet become effective and these securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2020, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2020, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 26, 2020, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 26, 2020. We have concluded that our internal control over financial reporting at December 26, 2020 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 26, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Name:	William A. Coskey, P.E.
Position:	Chairman of the Board, President and Chief Executive Officer
Director Since:	1985
Age:	68

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

Name:	David W. Gent, P.E.
Position:	Lead Independent Director
Director Since:	1994
Age:	68

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

Name:	David C. Roussel
Position:	Independent Director
Director Since:	2001
Age:	71

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Roussel has served as a Director of the Company since December 2001, is Chairman of the Compensation Committee and is a member of the Audit and Nominating & Corporate Governance Committees. Mr. Roussel served as President of Petrolog Automation, Inc., an oil field service company providing well site automation and data collection, from August 2016 until his retirement in October 2017. He previously worked for Jefferies Energy Investment Banking, a leading mergers and acquisitions advisor in the global oil and gas industry, or its predecessor companies from 2003 until 2014 and served as a Senior Vice President responsible for managing acquisition and divestiture projects on behalf of clients. Jefferies Energy Investment Banking is a division of Jefferies & Company, Inc., a global investment bank and institutional securities firm. Mr. Roussel received a Bachelor of Science degree in Mechanical Engineering from Iowa State University in 1971 and completed the Harvard Advanced Management Program in 1992.

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

Name:	Kevin M. Palma
Position:	Independent Director
Director Since:	2016
Age:	42

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Palma has served as a Director of the Company since June 2016, is Chairman of the Audit Committee and is a member of the Compensation and Nominating & Corporate Governance Committees. Mr. Palma served as the Chief Financial Officer of B-29 Investments, LP, an energy private equity firm, from 2006 until he was promoted to Chief Operating Officer in December 2018, and also served as the Chief Financial Officer of B-29 Family Holdings, LLC, a family office, since its inception in 2014 until December 2018. In his role within the private equity space, Mr. Palma focuses on investment strategy, investment execution, and portfolio company management for both privately-held and publicly-traded companies. Mr. Palma currently serves on several private company boards, including Silver Creek Oil and Gas, LLC, Caliber Completion Services, LLC, and Klear Bit Technologies, LLC. His past experiences on private company boards include Crest Pumping Technologies, LLC and TEC Holdings, LLC (which was recently rebranded as AXIS Energy Services, LLC). Prior to his roles at B-29, Mr. Palma was a member of the energy investment banking team at Raymond James & Associates, focusing on capital market raises and merger and acquisition activity. Mr. Palma is licensed as a Certified Public Accountant in the State of Texas, and holds a Master of Business Administration from the Harvard Business School in addition to a Bachelor of Business Administration and a Master of Public Administration from the University of Texas.

Qualifications for Consideration:

The Board selected Mr. Palma to serve as a director because his experience in identifying strategic growth trends in the energy industry, evaluating and completing numerous acquisitions, and exhibiting an extensive knowledge of financial markets make him well qualified to serve on ENGlobal’s board of directors.

Executive Officers

Our executive officers serve at the pleasure of our Board of Directors and are subject to annual appointment by the Board at the first meeting following the annual meeting of shareholders. Set forth below is a brief description of the business experience of each of our executive officers, except Mr. Coskey, whose biography is listed above.

Executive Officer:	Mark A. Hess
Position:	Chief Financial Officer, Corporate Secretary and Treasurer
Age:	62

Present positions and offices with the Company, principal occupations during the past five years:

Mr. Hess has served as Chief Financial Officer and Treasurer of ENGlobal Corporation since September 2012 and served as interim Chief Financial Officer from June 2012 to September 2012. Mr. Hess previously served as the Company’s Corporate Controller from July 2011 until June 2012. Mr. Hess assumed the Corporate Secretary responsibilities in December 2017. Prior to joining ENGlobal, Mr. Hess served as Vice President and Chief Accounting Officer of Geokinetics, Inc., a publicly-traded seismic data service company, from April 2008 to April 2010. From November 2004 to April 2008, he served as Director of Finance for CGGVeritas, a publicly -traded seismic data service company. In total, he has over 35 years of experience in various accounting, merger and acquisition, and finance roles primarily in public companies. Mr. Hess is a licensed CPA in the state of Texas, holds a Bachelor of Business Administration in Accounting from the University of Houston and is an active member of Financial Executives International.

Executive Officer:	Roger Westerlind
Position:	President of ENGlobal U.S. Inc.
Age:	65

Mr. Westerlind has served as President of the Company’s subsidiary, ENGlobal U. S., Inc., since December 2020 and is responsible for Engineering, Procurement and Construction (EPC), Automation and Business Development. Prior to joining ENGlobal, Mr. Westerlind was a consultant for InterOil Group on business development, project management and project execution activities from 2016 to December 2020. Mr. Westerlind served as President-International Division of Dynamic Industries from 2004 to 2016, where he spearheaded that company’s strategy for international operations and major project development. Through these efforts, he helped reposition Dynamic Industries from a small local Louisiana fabrication and maintenance company to an internationally recognized engineering and construction management contractor for large multinational, integrated oil and gas companies as well as large engineering and construction firms. Prior to joining Dynamic Industries, from 1989 to 2004, Mr. Westerlind held various senior positions with ABB Group, a leader in power and automation technologies enabling utility and industrial customers to improve performance while lowering environmental impact. His most recent position with ABB was Vice President, ABB Lummus Global Oil & Gas, where he marketed the company’s process technologies, project management and engineering, procurement and construction management services to the oil and gas, petrochemical and refining industries worldwide. Mr. Westerlind holds a degree in Electronics Engineering from Göteborgs Tekniska Institut (GTI) and an MBA from IHM Business School, both in Gothenburg, Sweden.

Executive Officer:	R. Bruce Williams
Position:	Senior Vice President
Age:	68

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

Retirement and Succession

On February 24, 2021, Mr. Coskey notified the Board that, effective March 12, 2021, he will be retiring and stepping down from his officer positions with the Company and its subsidiaries. Mr. Coskey will continue with the Company in his present role as Chairman of the Board.

On February 24, 2021, the Board appointed Mr. Hess as the Company’s Chief Executive Officer, Roger Westerlind as the Company’s President, and Darren Spriggs, the Company’s Corporate Controller, as the Company’s Chief Financial Officer, each such appointment to be effective March 12, 2021.

Mr. Spriggs, age 51, has served as Corporate Controller of the Company since June 2019. Prior to joining the Company, Mr. Spriggs served as Director of Accounting for ABM Industries Inc., a Fortune 500 company providing end-to-end facility solutions to commercial, industrial and governmental facilities, from April 2008 to June 2019. From 2007 to 2008, he served as Financial Planning Manager for Kinder Morgan, Inc., a major midstream energy company whose pipeline network transports natural gas, refined petroleum products and crude oil. From 2002 to 2007, Mr. Spriggs served as a Financial Reporting Manager for David Weekley Homes, the largest privately held homebuilder in the U.S. From 2000 to 2002, he served as Assistant Controller for American Tower Inc., a leading independent owner, operator and developer of broadcast and wireless communication towers. Mr. Spriggs is a licensed CPA and CMA in the state of Texas, and holds a Bachelor of Business Administration in Accounting from the Texas A&M University.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees in accordance with NASDAQ rules. The purpose and role of this code is to focus our officers, directors, and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct, and help enhance and formalize our culture of integrity, honesty and accountability. We have posted this Code of Business Conduct and Ethics on the “Investors – Governance Highlights” section of our website at www.englobal.com.

The Company also has a Code of Ethics applicable to the Chief Executive Officer and certain senior financial officers of the Company that complies with Item 406 of Regulation S-K of the Exchange Act and with applicable NASDAQ rules. We have posted this Code of Ethics on the “Investors – Governance Highlights” section of our website at www.englobal.com.

To the extent required by SEC rules, we intend to disclose any amendments to, or a waiver from, a provision of these Codes for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four (4) business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.

Audit Committee

The Company has an audit committee, composed of three members: Kevin M. Palma (Chairperson), David W. Gent and David C. Roussel. The Board has determined that Mr. Palma is qualified as an audit committee financial expert under the SEC’s rules and regulations. In addition, the Board has determined that each member of the Audit Committee has the requisite accounting and related financial management expertise under NASDAQ rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 26, 2020, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports, except that the following individuals failed to file timely reports for such fiscal year: Roger Westerlind was late in filing one Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer, and Senior Vice President (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4) ($)	Total ($)
Mr. Coskey ~ President & Chief Executive Officer	2020	49,442	-	-	-	-	49,442
	2019	49,442	-	-	-	-	49,422

Mr. Hess ~ Chief Financial Officer, Secretary & Treasurer	2020	250,016	-	-	-	9,616	259,632
	2019	246,126	-	-	-	-	246,126

Mr. Williams ~ Senior Vice President	2020	236,912	69,984	-	-	-	306,896
	2019	236,912	-	-	-	-	236,912

(1)
This column includes compensation paid pursuant to ENGlobal U.S. Inc.’s Growth Incentive Plan which provides a variable compensation component for developing and selling significant projects for the Company, including products and services. ENGlobal U.S. Inc. adopted the plan on November 5, 2019.
(2)
This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date. For a description of certain assumptions made in the valuation of stock awards, see Part II, Item 8, Note 10.
(3)
The Non-Equity Incentive Plan includes amounts awarded pursuant to the Company’s Short Term Incentive Plan. Metrics are set annually and are generally contingent on the Company reaching certain levels of Net Operating Income.
(4)
All Other Compensation includes PTO cash outs. Does not include perquisites or personal benefits if the aggregate amount is less than $10,000. Does not include medical, dental, life, short and long term disability or paid time off benefits which were available to all employees.

Outstanding Equity Awards at Fiscal Year End 2020

The following table sets forth information as of December 26, 2020 regarding outstanding equity awards held by the named executive officers. On December 24, 2020, the closing price on NASDAQ for the Company’s common stock was $2.95 per share.

	Restricted Stock Awards
Name	Number of Shares That Have Not Vested(1)	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

Mr. Coskey	--	--	--	--
Mr. Hess(1)	10,000	$29,500	--	--
Mr. Williams(2)	7,500	$22,125	--	--

(1)
Includes 10,000 shares that were granted under the Amended and Restated 2009 Equity Incentive Plan (the “Plan”) on August 10, 2017, which will vest 10,000 shares on August 10, 2021.
(2)
Includes 7,500 shares that were granted under the Plan on August 10, 2017 which will vest on August 10, 2021

Employment Agreements; Termination and Change-in-Control Arrangements

As of December 26, 2020, Messrs. Coskey and Hess were each a party to a written employment agreement (the “Employment Agreements”) with ENGlobal. The Employment Agreements provide for an annual base salary, subject to discretionary increases by the Board, and other compensation in the form of cash bonuses, incentive compensation, stock options, stock appreciation rights, and restricted stock awards. Additionally, the executives receive health, life, and other insurance benefits in accordance with the terms of the Company’s benefit plans, and the Company provides management level support services and reimbursement for specified business expenses.

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

Review of and Conclusion Regarding All Components of Executive Compensation

Based on our performance during the past several years, and in light of our executives’ efforts in directing the Company, the Compensation Committee and the Board have determined that the compensation paid to Mr. Coskey, as well as compensation paid to our other named executive officers, serves the best interests of our shareholders and continues to emphasize programs that the Compensation Committee and the Board believe positively affect shareholder value.

DIRECTOR COMPENSATION

The following table discloses cash and equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s non-employee directors during the fiscal year ended December 26, 2020.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total

Randall B. Hale(3)	$34,000	$50,000	--	--	$84,000
David W. Gent	$30,000	$50,000	--	--	$80,000
David C. Roussel	$30,000	$50,000	--	--	$80,000
Kevin M. Palma	--	--	--	--	--

(1)
Amount paid in cash to non-employee directors for director compensation earned for their 2020 Board service.
(2)
This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date. For a description of certain assumptions made in the valuation of stock awards, see Part II, Item 8, Note 10. Represents 49,020 shares of restricted stock at a fair market value per share price of $1.02 granted to each director on June 11, 2020, as described below under “Restricted Stock Grants.” As of December 26, 2020, Messrs. Hale, Gent and Roussel each had a total of 36,765 shares of restricted stock that were unvested.
(3)
Mr. Hale resigned from the Board on February 23, 2021.

The principal objectives of our director compensation programs are to: (i) compensate for time spent on the Company’s behalf, and (ii) align the compensation programs with long-term value to the Company’s shareholders. We attempt to accomplish these objectives in an economical manner through a combination of reasonable director retainer fees and equity incentive grants to the directors.

Retainer Fees

Historically, our non-employee directors received a cash retainer as compensation for their service to the Company, and our Chairman of the Audit Committee also received an additional cash retainer as compensation for such service. Our non-employee directors are also eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings. However, due to the losses that the Company incurred during 2016 and 2017, the Compensation Committee recommended and the Board approved that cash retainer fees be suspended effective October 1, 2017 and reviewed for reinstatement on a quarterly basis. Cash retainer fees were reinstated during fiscal year 2020. Our non-employee directors, Messrs. Gent, Hale and Roussel, received an annual cash retainer of $30,000 as compensation for their service to the Company and Mr. Hale received an additional $4,000 for his service as Audit Committee Chairman.

Restricted Stock Grants

Under the Plan, non-employee directors are eligible to receive equity grants. Our non-employee directors typically receive the equity grants in June concurrent with the annual shareholders' meeting. On June 11, 2020, in recognition of the services provided by its Board for the 2020-2021 service term, our non-employee directors, Messrs. Gent, Hale and Roussel, each received 49,020 restricted shares of the Company’s common stock, valued at $50,000 based on the fair market value of the shares on the date of grant, or $1.02 per share. One quarter of the shares vested on September 30, 2020. Due to the losses that the Company incurred in 2016 and 2017, the Compensation Committee recommended and the Board had suspended the vesting provisions of the 42,735 restricted shares issued to Messrs. Gent, Hale and Roussel in 2017; in 2020, the Board lifted the suspension and the shares vested May 5, 2020.

Mr. Palma did not receive any compensation from the Company for his service as a director in 2020, but was eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning the Amended and Restated ENGlobal Corporation 2009 Equity Incentive Plan (the “Restated Plan”) as of December 26, 2020.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by security holders (1)	—	—	478,049

Equity compensation plan not approved by security holders	—	—	—
Total	—	—	478,049

(1) Does not include 110,295 shares of unvested restricted common stock outstanding at December 26, 2020. The Restated Plan will terminate on the earlier of June 11, 2021 or the date of the Company’s 2021 Annual Meeting of Shareholders.

Directors and Executive Officers

The following table shows the number of shares of our common stock beneficially owned as of March 8, 2021, by each director, the executive officers named in the “Summary Compensation Table” and all directors and executive officers as a group. None of these shares are pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Mr. Coskey	8,840,697(3)	32.12%
Mr. Gent	380,366(4)	1.38%
Mr. Roussel	340,366(5)	1.24%
Mr. Palma	44,891(6)	*
Mr. Hess	325,731(7)	1.18%
Mr. Williams	52,456(8)	*

All directors and executive officers as a group (7 persons)	9,984,507(9)	36.27%

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
(2)
Based on 27,526,176 shares issued and outstanding on March 8, 2021.
(3)
Includes 8,840,597 shares of common stock held in the name of Alliance 2000, Ltd., whose general partner is jointly owned by Mr. Coskey and his spouse. Mr. Coskey has shared power to vote and dispose of such shares.
(4)
Includes 36,765 unvested shares of restricted stock which were granted to Mr. Gent in June 2020.
(5)
Includes 36,765 unvested shares of restricted stock which were granted to Mr. Roussel in June 2020.
(6)
Of the total, 41,041 shares of common stock are held in a Beneficiary IRA and 3,850 shares of common stock are held in a Rollover IRA.
(7)
Includes 10,000 shares of restricted stock which were granted to Mr. Hess on August 10, 2017 that will vest on August 10, 2021.
(8)
Includes 7,500 shares of restricted stock which were granted to Mr. Williams on August 10, 2017 that will vest on August 10, 2021.
(9)
Includes 25,000 shares of unvested restricted stock granted to our executive officers and 49,020 shares of unvested restricted stock granted to our directors.

Principal Shareholders

Except as set forth below, the following table sets forth information as of March 8, 2021, about persons whom we know to be the beneficial owners of more than 5% of our issued and outstanding common stock based solely on our review of the statement of beneficial ownership filed by these persons/entities with the SEC as of the date of such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1),(2)

Alliance 2000, Ltd. c/o 654 N. Sam Houston Pkwy. E. Suite 400 Houston, TX 77060-5914	8,840,697(3)	32.12%
NGP Energy Technology Partners II, L.P. NGP ETP II, L.L.C. Energy Technology Partners, L.L.C. Philip J. Deutch c/o 1700 K Street NW, Suite 750Washington, D.C. 20006	1,530,128(4)	5.56%
NorthPointe Capital, LLC c/o 101 W. Big Beaver, Suite 745 Troy, MI 48084	1,550,716(5)	5.63%

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
(2)
Based on 27,526,176 shares issued and outstanding on March 8, 2021.
(3)
Alliance 2000, Ltd. is a Texas limited partnership whose general partner is jointly owned by Mr. Coskey and his spouse.
(4)
The foregoing information is based solely upon information contained in a Schedule 13G/A filed by NGP Energy Technology Partners II, L.P. (“NGP Energy Tech”), NGP ETP II, L.L.C. (“NGP GP”), Energy Technology Partners, L.L.C. (“ETP”), and Mr. Philip J. Deutch with the SEC on February 13, 2020. NGP GP is the general partner of NGP Energy Tech. ETP is the sole manager of NGP GP and Mr. Deutch is the sole member and manager of ETP. NGP Energy Tech will have sole voting and dispositive power with respect to the shares beneficially owned by NGP Energy Tech. By virtue of the relationships between and among the reporting persons described in the Schedule 13G/A, NGP GP, ETP and Mr. Deutch disclaim beneficial ownership of the reported securities except to the extent of their pecuniary interest therein.
(5)
The foregoing information is based solely upon information contained in a Schedule 13G/A filed by NorthPointe Capital, LLC (“NorthPointe”) with the SEC on February 11, 2014. NorthPointe has the sole power to vote or direct the vote of 285,388 shares and sole power to dispose or direct the disposition of 1,550,716 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Board has adopted a policy requiring that all transactions between the Company and its officers, directors, principal shareholders and their respective affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of the Board. Pursuant to such policy, the Company’s Audit Committee is responsible for the review and assessment of all related party transactions.

Director Independence

The Board has determined that no non-employee director has a relationship which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director, and that all directors, except Mr. Coskey, meet the criteria for independence under NASDAQ rules. The Board has also determined that the members of each of its committees, which include the Audit Committee, the Compensation Committee and the Nominating & Corporate Governance Committee, meet the criteria for membership applicable to each committee under the NASDAQ listing standards and applicable SEC rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moss Adams LLP was appointed as the Company’s independent auditors on November 16, 2017 and has audited the Company’s 2020 and 2019 consolidated financial statements. During 2020 and 2019, Moss Adams LLP did not audit the Company’s internal control over financial reporting because the Company is a “smaller reporting company” as defined under the rules of the Exchange Act. The Audit Committee has determined that the audit-related services provided by Moss Adams LLP are compatible with maintaining its independence in the conduct of its auditing functions pursuant to the auditor independence rules of the SEC. No non-audit services were provided by Moss Adams LLP in 2020 and 2019.

The following table shows the fees paid or accrued by ENGlobal for the audit and other services provided by Moss Adams LLP for fiscal years 2020 and 2019.

	2020	2019

Audit Fees	163,000	172,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	163,000	172,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10 Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by the Company’s independent registered public accounting firm for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the Company’s independent registered public accounting firm, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to ENGlobal or any of its subsidiaries, except that the Audit Committee Chairman has the right to approve up to $25,000 of services in any year. During 2020, all fees were pre-approved by the Audit Committee.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

*4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

+10.4	Key executive Employment Agreement between Registrant and William A. Coskey effective May 3, 2010	8-K	99.1	6/14/2010	001-14217

+10.5	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-Q	10.1	8/11/2008	001-14217

+10.6	ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2009	001-14217

+10.7	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/30/2012	001-14217

+10.8	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	11/8/2013	001-14217

+10.9	Amendment to ENGlobal Corporation 2009 Equity Incentive Plan.	DEF 14A	Appendix A	4/24/2015	001-14217

+10.10	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.16	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.17	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.18	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.19	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.20	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.21	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.22	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.23	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.24	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.25	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.26	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.27	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4 2005	10-K	10.14	3/15/2018	001-14217

10.28	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.29	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.30	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.31	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.32	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.33	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.34	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.35	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.36	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.37	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.38	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

+10.39	ENGlobal U.S. Inc. Redacted Growth Initiative Plan	10-Q	10.1	11/12/2019	001-14217

10.40	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc., dated January 23, 2019	10-Q	10.1	5/13/2019	001-14217

10.41	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender	8-K	10.1	4/16/2020	001-14217

10.42	Loan and Security Agreement dated as of May 18, 2020, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/26/2020	001-14217

+10.43	Amended and Restated ENGlobal Corporation 2009 Equity Incentive Plan	DEF 14A	Appendix A	4/27/2020	001-14217

10.44	At Market Issuance Sales Agreement, dated January 29, 2021, between ENGlobal Corporation and B. Riley Securities, Inc.	S-3	1.2	1/29/2021	333-252572

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Moss Adams LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

*101	Interactive Data Files.

* Filed herewith
** Furnished herewith
+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Date: March 11, 2021	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Mark A. Hess	March 11, 2021
Mark A. Hess
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s/ William A. Coskey	March 11, 2021
William A. Coskey, P.E.
Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)

By:	/s/ David W. Gent	March 11, 2021
David W. Gent, P.E., Director

By:	/s/ David C. Roussel	March 11, 2021
David C. Roussel, Director

By:	/s/ Kevin M. Palma	March 11, 2021
Kevin M. Palma, Director