Form 10-Q
period 2021-03-27
ENGLOBAL CORP
filed 2021-05-06
CIK 933738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

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

Yes [  ]      No [X]

As of May 6, 2021, the registrant had outstanding 27,988,927 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 27, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(amounts in thousands, except per share data)

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Operating revenues	$12,449	$19,260
Operating costs	11,445	16,000
Gross profit	1,004	3,260

Selling, general and administrative expenses	2,561	2,133
Operating income (loss)	(1,557)	1,127

Other income (expense):
Other income, net	1,684	1
Interest expense, net	(58)	(5)
Income from operations before income taxes	69	1,123

Provision for federal and state income taxes	23	22

Net income	46	1,101

Basic and diluted income per common share:	$0.00	$0.04

Basic and diluted weighted average shares used in computing income per share:	27,557	27,414

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share and per share amounts)

	March 27, 2021	December 26, 2020
ASSETS
Current Assets:
Cash	$13,927	$13,706
Trade receivables, net of allowances of $272 and $386	9,111	7,789
Prepaid expenses and other current assets	531	891
Employee retention credit	1,676	—
Contract assets	1,322	4,090
Total Current Assets	26,567	26,476
Property and equipment, net	1,223	1,263
Goodwill	720	720
Other assets
Right of use asset	1,539	1,628
Deposits and other assets	342	351
Total Other Assets	1,881	1,979
Total Assets	$30,391	$30,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,151	$2,138
Accrued compensation and benefits	2,172	3,048
Current portion of leases	1,294	1,541
Contract liabilities	2,234	1,258
Current portion of note	4,579	3,707
Current portion of deferred payroll tax	519	—
Other current liabilities	597	745
Total Current Liabilities	13,546	12,437

Deferred payroll tax	519	1,037
Long-term debt	1,897	2,733
Long-term leases	715	608
Total Liabilities	16,677	16,815
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 27,588,389 shares issued and outstanding at March 27, 2021 and 27,560,686 shares issued and outstanding at December 26, 2020	28	28
Additional paid-in capital	37,202	37,157
Accumulated deficit	(23,516)	(23,562)
Total Stockholders’ Equity	13,714	13,623
Total Liabilities and Stockholders’ Equity	$30,391	$30,438

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Cash Flows from Operating Activities:
Net income	$46	$1,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	82	96
Share-based compensation expense	45	15
Changes in current assets and liabilities:
Trade accounts receivable	(1,322)	655
Contract assets	2,768	(1,912)
Other current assets	(1,307)	165
Accounts payable	13	444
Accrued compensation and benefits	(876)	(408)
Contract liabilities	976	(1,801)
Income taxes payable	19	258
Other current liabilities, net	(167)	(97)
Net cash provided by (used in) operating activities	$277	$(1,484)

Cash Flows from Investing Activities:
Property and equipment acquired	(57)	(34)
Net cash used in investing activities	$(57)	$(34)

Cash Flows from Financing Activities:
Payments on finance leases	(36)	(20)
Interest on PPP loan	12	—
Proceeds from revolving credit facility	25	—
Net cash provided by (used in) financing activities	$1	$(20)
Net change in cash	221	(1,538)
Cash at beginning of period	13,706	8,307
Cash at end of period	$13,927	$6,769

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$58	$5
Right of use assets obtained in exchange for new operating lease liability	$256	$963
Cash paid during the period for income taxes (net of refunds)	$1	—

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(amounts in thousands)

	For the Three Months Ended
	March 27, 2021	March 28, 2020

Common Stock	$28	$27

Additional Paid-in Capital
Balance at beginning of period	37,157	36,934
Share-based compensation - employee	45	15
Balance at end of period	37,202	36,949

Accumulated Deficit
Balance at beginning of period	(23,562)	(22,937)
Net income	46	1,101
Balance at end of period	(23,516)	(21,836)

Total Stockholders’ Equity	$13,714	$15,140

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 26, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed financial statements included herein are unaudited for the three month periods ended March 27, 2021 and March 28, 2020, and in the case of the condensed balance sheet as of December 26, 2020 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Fixed-price revenue	$8,265	$7,900
Time-and-material revenue	4,184	11,360
Total Revenue	$12,449	$19,260

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	March 27, 2021	December 26, 2020
Costs incurred on uncompleted contracts	$44,912	$39,154
Estimated earnings on uncompleted contracts	5,253	4,388
Earned revenues	50,165	43,542
Less: billings to date	51,077	40,710
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$(912)	$2,832

Contract assets	$1,322	$4,090
Contract liabilities	(2,234)	(1,258)
Net contract assets	$(912)	$2,832

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	March 27, 2021	December 26, 2020
PPP Loan (1)	$4,961	$4,949
Revolving Credit Facility (2)	1,515	1,491
Total debt	6,476	6,440
Amount due within one year	4,579	3,707
Total long-term debt	$1,897	$2,733

(1)
On April 13, 2020, the Company was granted an unsecured loan (the “PPP Loan”) from Origin Bank in the aggregate principal amount of $4,915,800 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan is evidenced by a promissory note, dated as of April 13, 2020 (the “Note”), by ENGlobal in favor of Origin Bank, as lender. The PPP Loan balance has increased due to accrued interest.

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

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit:  The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of March 27, 2021, the credit limit under the Revolving Credit Facility was $2.5 million.

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

The future scheduled maturities of our debt are (in thousands):

	PPP Loan and Revolving Credit Facility (1)	Revolving Credit Facility (1)
2021	$3,430	$—
2022	1,531	—
2023	1,515	1,515
Thereafter	—	—
	$6,476	$1,515

(1)
If the PPP Loan is entirely forgiven, only the Revolving Credit Facility would remain as debt.

NOTE 6 – SEGMENT INFORMATION

Our segments are strategic business units that offer our services and products to customers in their respective industry segments. The operating performance of our segments is regularly reviewed with operational leaders in charge of these segments, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

We have identified five strategic markets where we have a long history of delivering project solutions and can provide complete project execution. These five targeted markets include: (i) Renewables; (ii) Automation; (iii) Refining and Transportation; (iv) Upstream; and (v) Government Services.

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

We have two reportable segments: Commercial and Government Services. Our Renewables, Automation, Refining and Transportation, and Upstream groups are aggregated into one reportable segment, Commercial.

Revenues, operating income, and identifiable assets for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and includes costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. The segment information for the three months ended March 28, 2020 and as of December 26, 2020 has been recast to align with our current reportable segments.

Segment information is as follows (dollars in thousands):
	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 27, 2021:
Revenue	$10,048	$2,401	$—	$12,449
Gross profit	915	89	—	1,004
Gross profit margin	9.1%	3.7%		8.1%
SG&A	1,294	209	1,058	2,561
Operating income	(379)	(120)	(1,058)	(1,557)
Other income, net				1,684
Interest expense, net				(58)
Tax expense				(23)
Net income				46

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 28, 2020:
Revenue	$16,510	$2,750	$—	$19,260
Gross profit	2,846	414	—	3,260
Gross profit margin	17.2%	15.1%		16.9%
SG&A	830	170	1,133	2,133
Operating income	2,016	244	(1,133)	1,127
Other income, net				1
Interest expense, net				(5)
Tax expense				(22)
Net income				1,101

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of March 27, 2021	As of December 26, 2020
	(dollars in thousands)
Commercial	$10,107	$11,130
Government Services	2,580	3,151
Corporate	17,704	16,157
Consolidated	$30,391	$30,438

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

The Company recorded income tax expense of $23 thousand for the three months ended March 27, 2021 as compared to income tax expense of $22 thousand for the three months ended March 28, 2020.

The effective income tax rate for the three months ended March 27, 2021 was 50.0% as compared to 2.15% for the three months ended March 28, 2020.

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

The components of lease expense were as follows (dollars in thousands):

	Financial Statement Classification	Three months ended March 27, 2021	Three months ended March 28, 2020
Finance leases:
Amortization expense	SG&A Expense	$19	$19
Interest expense	Interest expense, net	4	5
Total finance lease expense		23	24

Operating leases:
Operating costs	Operating costs	152	219
Selling, general and administrative expenses	SG&A Expense	449	438
Total operating lease expense		601	657
Total lease expense		$624	$681

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	March 27, 2021	December 26, 2020
ROU Assets:
Operating leases	Right of Use asset	$1,539	$1,628
Finance leases	Property and equipment, net	413	442
Total ROU Assets:		$1,952	$2,070

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,173	$1,421
Finance leases	Current portion of leases	121	120
Noncurrent Liabilities:
Operating leases	Long Term Leases	430	286
Finance leases	Long Term Leases	285	322
Total lease liabilities		$2,009	$2,149

The weighted average remaining lease term and weighted average discount rate were as follows:

At March 27, 2021
Weighted average remaining lease term (years)
Operating leases	1.4
Finance leases	4.0
Weighted average discount rate
Operating leases	1.1%
Finance leases	5.4%

Maturities of operating lease liabilities as of March 27, 2021 are as follows (dollars in thousands):

Year ending:	Operating leases	Finance leases	Total
2021 (remaining months)	962	99	1,061
2022	658	112	770
2023	—	92	92
2024	—	72	72
2025 and thereafter	—	56	56
Total lease payments	1,620	431	2,051
Less: imputed interest	(19)	(23)	(42)
Total lease liabilities	$1,601	$408	$2,009

NOTE 10 – EMPLOYEE RETENTION CREDIT

Pursuant to the CARES Act, the Company is eligible for an employee retention credit subject to certain criteria. Since there is no US GAAP guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

Under an IAS 20 analogy, a business entity would recognize the employee retention credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.

We have accounted for the $1.7 million employee retention credit as other income on the Statement of Operations and as a receivable on the Balance Sheet.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

At-the-market Offering

On January 29, 2021, we entered into an at market issuance sales agreement (the “ATM Agreement”) with B. Riley Securities, Inc. pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. In April 2021, 400,538 shares were issued pursuant to the ATM Agreement for net proceeds of approximately $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission (the “SEC”), press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the specific risk factors identified under Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of innovative, delivered project solutions primarily to the energy industry. We deliver these solutions to our clients by combining our vertically integrated engineering and professional project execution services with our automation and systems integration expertise and mechanical fabrication capabilities. We believe our vertically integrated strategy allows us to differentiate our company from most of our competitors as a full service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems.

We have identified complete project execution and delivered solutions as the opportunity to which our capabilities are best applied, identified five strategic markets where we have a long history of delivering project solutions and can provide complete project execution and have focused our business development teams on communicating these offerings to their clients. These five targeted markets include: (i) Renewables; (ii) Automation; (iii) Refining and Transportation; (iv) Upstream and (v) Government Services. We have identified specific individuals within the Company to lead the efforts for each market initiative - “a champion” - while coordinating with the other sales leaders.

We continue to be mindful of our overhead structure. We have made investments in key business development personnel, product developments and new facilities and equipment, which have all negatively impacted our selling, general and administrative expense (“SG&A”). We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

Our Board of Directors continues to review strategic transactions, which could include strategic mergers, reverse mergers, the issuance of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. The Company does not intend to disclose or comment on developments related to its review unless and until the Board has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that the Board's strategic review will result in any transaction, or any assurance as to its outcome or timing.

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The continued worldwide spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of COVID-19, have caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. However, we have not been successful in replacing our backlog as quickly as it has been converted to revenues. As a result, our backlog has decreased by approximately $40.6 million from $59.2 million at December 28, 2019 to $18.6 million as of March 27, 2021. While we have many potential opportunities in our sales pipeline that could replace a significant portion of this backlog reduction, inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions have largely contributed to delays in project awards and our inability to replace our backlog as quickly as it has been converted to revenue. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. The extent to which the disruption of COVID-19 may impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our business, financial condition and results of operations is uncertain and we will continue to monitor the situation and assess the operational and financial impact on our business.

In response to the continued spread of COVID-19 in the United States, federal, state and local governments have imposed various restrictions designed to slow the pace of the pandemic, including stay at home mandates in cities where we have offices and employees. We are adhering to the stay at home mandates and while most of our employees can telecommute, some cannot. Our challenge is to keep our employees as productive as possible while not being located in their normal workplace. We are also utilizing relief for employees impacted by COVID-19 under the Families First Coronavirus Response Act in order to minimize the impact to both our employees and our business. Further, we are utilizing some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On April 13, 2020, we obtained a loan pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act (the “PPP Loan”). The PPP Loan was necessary to support our ongoing operations as we navigate the economic uncertainty caused by the COVID-19 pandemic. Under the provisions of the CARES Act, the Company is eligible for an employee retention credit subject to certain criteria. Accordingly, the Company recorded a $1.7 million employee retention credit during the three months ended March 27, 2021. As we continue to monitor the situation and assess the operational and financial impact on our business, we may determine to take further actions in response.

Because of the severity, magnitude and duration of the COVID-19 pandemic and its uncertain and rapidly changing economic consequences, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID–19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part II. Item 1A “Risk Factors.”

Critical Accounting Policies Update

Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2020 Annual Report on Form 10-K.

Since there is no US GAAP guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

Under an IAS 20 analogy, a business entity would recognize the credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.

Results of Operations

In the course of providing our time-and-material services, we routinely provide materials and equipment and may provide construction management services on a subcontractor basis. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with small handling fees, which in general are at margins lower than those of our normal core business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The material purchases and the use of subcontractor services can vary significantly from quarter to quarter; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percentage of revenue may not be indicative of the Company’s core business trends.

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

Comparison of the three months ended March 27, 2021 versus the three months ended March 28, 2020

The following table, for the three months ended March 27, 2021 versus the three months ended March 28, 2020, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 27, 2021:
Revenue	$10,048	$2,401	$—	$12,449	100.0%
Gross profit	915	89	—	1,004	8.1%
SG&A	1,294	209	1,058	2,561	20.6%
Operating income (loss)	(379)	(120)	(1,058)	(1,557)	(12.5)%
Other income, net				1,684
Interest expense, net				(58)
Tax expense				(23)
Net income				46	0.4%
Earnings per share				$0.00

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 28, 2020:
Revenue	16,510	2,750	—	19,260	100.0%
Gross profit	2,846	414	—	3,260	16.9%
SG&A	830	170	1,133	2,133	11.1%
Operating income (loss)	2,016	244	(1,133)	1,127	5.9%
Other income, net				1
Interest expense, net				(5)
Tax expense				(22)
Net income				1,101	5.7%
Earnings per share				0.04

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(6,462)	$(349)	$—	$(6,811)	(35.4)%
Gross profit	(1,931)	(325)	—	(2,256)
SG&A	464	39	(75)	428	20.1%
Operating income (loss)	(2,395)	(364)	75	(2,684)	(238.2)%
Other income, net				1,683
Interest expense, net				(53)
Tax expense				(1)
Net income				(1,055)	(95.8)%
Earnings per share				$(0.04)

Revenue – Revenue decreased $6.8 million to $12.4 million from $19.3 million, or a decrease of 35.4%, for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. The decrease is primarily due to the completion of several large projects in 2020 within our Commercial segment in addition to projects that were not renewed as our clients decreased their activities in all sectors of the energy industry due to COVID-19, partially offset by the progress of one of our large projects that has continued in the first quarter of 2021.

Gross Profit – Gross profit margin decreased 8.8% to 8.1% from 16.9% for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. The decrease in gross profit margin is primarily attributable to the Commercial segment for cost associated with underutilized staffing at our locations as projects were completed without subsequent renewals during the first quarter of 2021. The decrease in gross profit margin is primarily related to delays in Government Services projects due to base closures and travel restrictions imposed by the U.S. government as a result of COVID-19.

Selling, General and Administrative Expense – SG&A expenses increased by $0.4 million for the three months ended March 27, 2021 as compared to three months ended March 28, 2020 primarily due to the increase in salaries and burden expense by $0.4 million.

Other Income (Expense), Net – Other income, net of expense, increased $1.7 million for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 primarily due to the $1.7 million employee retention credit recorded in 2021 with no comparable credit in 2020.

Interest Expense, net – Interest expense is incurred primarily in connection with our insurance financing and our finance leases. Our interest expense increased to $58 thousand for the three months ended March 27, 2021 from $5 thousand for the three months ended March 28, 2020.

Tax Expense – We recorded income tax expense of $23 thousand for the three months ended March 27, 2021 as compared to income tax expense of $22 thousand for the three months ended March 28, 2020.

Net Income – Net income for the three months ended March 27, 2021 was $46 thousand, or a $1.1 million decrease from a net income of $1.1 million for the three months ended March 28, 2020, primarily as a result of our decrease in revenue and gross margin in our Commercial segment, partially offset by the employee retention credit.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement, and the Revolving Credit Facility. We had cash of approximately $13.9 million at March 27, 2021 and $13.7 million at December 26, 2020. Our working capital as of March 27, 2021 was $13.0 million versus $14.0 million as of December 26, 2020.

On April 13, 2020, we obtained the $4.9 million PPP Loan, which was a significant cash injection for us. In addition, on May 21, 2020, we entered into the Revolving Credit Facility pursuant to which the Lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of March 27, 2021, the credit limit under the Revolving Credit Facility was $2.5 million and outstanding borrowings were $1.5 million, which yields enough interest to cover our minimum monthly interest charge. As of March 27, 2021, we were in compliance with all of the covenants under the PPP Loan and Revolving Credit Facility. For additional information on the PPP Loan and Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

On January 29, 2021, we entered into an at market issuance sales agreement (the “ATM Agreement”) with B. Riley Securities, Inc. pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. Under the ATM Agreement, the Company will pay B. Riley an aggregate commission of up to 3% of the gross sales price per share of common stock sold under the ATM Agreement. The Company is not obligated to make any sales under the ATM Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. In April 2021, 400,538 shares were issued pursuant to the ATM Agreement for net proceeds of approximately $1.5 million.

We believe our cash on hand, internally generated funds, availability under the Revolving Credit Facility, and sales of common stock pursuant to the ATM Agreement, along with other working capital, will be sufficient to fund our current operations and expected activity for the next twelve months.

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

Our Board of Directors continues to review strategic transactions, which could include strategic mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. The Company does not intend to disclose or comment on developments related to its review unless and until the Board has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that the Board's strategic review will result in any transaction, or any assurance as to its outcome or timing.

Cash Flows from Operating Activities

Operating activities provided $0.3 million of cash for the three months ended March 27, 2021 and used $1.5 million of cash for the three months ended March 28, 2020. The primary drivers of our cash provided by operations for the three months ended March 27, 2021 were a decrease in contract assets net of contract liabilities of $3.7 million, partially offset by an increase in trade receivables of $1.3 million, an increase in accrued compensation and benefits of $0.9 million, an increase in other current assets of $1.3 million, and $0.1 million of cash used by an increase in other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $57 thousand for the three months ended March 27, 2021 and $34 thousand for the three months ended March 28, 2020 primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $1 thousand for the three months ended March 27, 2021 primarily due to interest on the PPP Loan and proceeds received from the Revolving Credit Facility partially offset by the interest incurred on our financial leases, and financing activities used cash of $20 thousand for the three months ended March 28, 2020 primarily for the interest incurred on our finance leases.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2021, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 27, 2021, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 27, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2020, which outline factors that could materially affect our business, financial condition or future results, and the additional risk factors below. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

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

Our backlog is declining due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. While our backlog has not been materially impacted by the COVID-19 pandemic in terms of project cancellations, we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $5.7 million from $24.3 million as of December 26, 2020 to $18.6 million as of March 27, 2021. We expect the majority of our backlog to be completed within 12 months. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing volatility in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of March 27, 2021 we had two projects that had $2.5 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
December 27, 2020 to January 23, 2021	—	—	—	$—
January 24, 2021 to February 27, 2021	—	—	—	$—
February 28, 2021 to March 27, 2021	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)
On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of March 27, 2021, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference to:
ExhibitNo.	Description	Form or Schedule	Exhibit No.	FilingDate with SEC	SEC FileNumber

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

10.1	At Market Issuance Sales Agreement, dated January 29, 2021, by and between ENGlobal Corporation and B. Riley Securities, Inc.	Form S-3	1.2	1/29/2021	333-252572

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

Dated: May 6, 2021
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)