Form 10-Q
period 2021-06-26
ENGLOBAL CORP
filed 2021-08-05
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of August 5, 2021, the registrant had outstanding 35,134,564 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 26, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Operating revenues	$11,079	$17,882	$23,528	$37,142
Operating costs	10,997	15,429	22,442	31,429
Gross profit	82	2,453	1,086	5,713

Selling, general and administrative expenses	4,264	2,314	6,825	4,447
Operating profit (loss)	(4,182)	139	(5,739)	1,266

Other income (expense):
Other income, net	6	1	1,690	2
Interest expense, net	(57)	(36)	(115)	(41)
Income (loss) from operations before income taxes	(4,233)	104	(4,164)	1,227

Provision for federal and state income taxes	23	36	46	58

Net income (loss)	(4,256)	68	(4,210)	1,169

Basic and diluted income (loss) per common share:	$(0.14)	$0.00	$(0.15)	$0.04

Basic and diluted weighted average shares used in computing income (loss) per share:	29,599	27,413	28,573	27,413

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	June 26, 2021	December 26, 2020
ASSETS
Current Assets:
Cash	$29,175	$13,706
Trade receivables, net of allowances of $1,636 and $386	6,572	7,789
Prepaid expenses and other current assets	398	891
Payroll taxes receivable	1,676	-
Contract assets	2,900	4,090
Total Current Assets	40,721	26,476
Property and equipment, net	1,135	1,263
Goodwill	720	720
Other assets
Right of use asset	1,210	1,628
Deposits and other assets	402	351
Total Other Assets	1,612	1,979
Total Assets	$44,188	$30,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,974	$2,138
Accrued compensation and benefits	2,479	3,048
Current portion of leases	1,180	1,541
Contract liabilities	560	1,258
Current portion of note	4,974	3,707
Current portion of deferred payroll tax	519	-
Other current liabilities	344	745
Total Current Liabilities	12,030	12,437

Deferred payroll tax	519	1,037
Long-term debt	1,600	2,733
Long-term leases	467	608
Total Liabilities	14,616	16,815
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 35,134,564 shares issued and outstanding at June 26, 2021 and 27,560,686 shares issued and outstanding at December 26, 2020	35	28
Additional paid-in capital	57,309	37,157
Accumulated deficit	(27,772)	(23,562)
Total Stockholders’ Equity	29,572	13,623
Total Liabilities and Stockholders’ Equity	$44,188	$30,438

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 26, 2021	June 27, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(4,210)	$1,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187	205
Share-based compensation expense	107	132
Changes in current assets and liabilities:
Trade accounts receivable	1,217	1,569
Contract assets	1,190	(1,256)
Other current assets	(1,234)	344
Accounts payable	(164)	(166)
Accrued compensation and benefits	(569)	977
Contract liabilities	(698)	(3,109)
Income taxes payable	(54)	219
Other current liabilities, net	(347)	(192)
Net cash used in operating activities	$(4,575)	$(108)

Cash Flows from Investing Activities:
Property and equipment acquired	(88)	(126)
Net cash used in investing activities	$(88)	$(126)

Cash Flows from Financing Activities:
Issuance of common stock, net	20,052	-
Payments on finance leases	(55)	(42)
Proceeds from PPP loan	-	4,925
Interest on PPP loan	25	-
Proceeds from revolving credit facility	110	1,445
Net cash provided by (used in) financing activities	$20,132	$6,328
Net change in cash	15,469	6,094
Cash at beginning of period	13,706	8,307
Cash at end of period	$29,175	$14,401

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$115	$12
Right of use assets obtained in exchange for new operating lease liability	$256	$1,182
Cash paid during the period for income taxes (net of refunds)	$151	$86
Debt issuance costs	$-	$131

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	June 26, 2021	June 27, 2020

Common Stock
Balance at beginning of period	$28	$27
Common stock issued	7	-
Balance at end of the period	35	27
Additional Paid-in Capital
Balance at beginning of period	37,202	36,949
Common stock issued	20,045	-
Share-based compensation - employee	62	117
Balance at end of period	57,309	37,066

Accumulated Deficit
Balance at beginning of period	(23,516)	(21,836)
Net income (loss)	(4,256)	68
Balance at end of period	(27,772)	(21,768)

Total Stockholders’ Equity	$29,572	$15,325

	For the Six Months Ended
	June 26, 2021	June 27, 2020

Common Stock
Balance at beginning of period	$28	$27
Common stock issued	7	-
Balance at end of the period	35	27

Additional Paid-in Capital
Balance at beginning of period	37,157	36,934
Common stock issued	20,045	-
Share-based compensation - employee	107	132
Balance at end of period	57,309	37,066

Accumulated Deficit
Balance at beginning of period	(23,562)	(22,937)
Net income (loss)	(4,210)	1,169
Balance at end of period	(27,772)	(21,768)

Total Stockholders’ Equity	$29,572	$15,325

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

The condensed financial statements included herein are unaudited for the three month and six month periods ended June 26, 2021 and June 27, 2020, and in the case of the condensed balance sheet as of December 26, 2020 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Fixed-price revenue	$6,528	$10,022	$14,793	$17,922
Time-and-material revenue	4,551	7,860	8,735	19,220
Total Revenue	11,079	17,882	23,528	37,142

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	June 26, 2021	December 26, 2020
Costs incurred on uncompleted contracts	$34,987	$39,154
Estimated earnings on uncompleted contracts	5,766	4,388
Earned revenues	40,753	43,542
Less: billings to date	38,413	40,710
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$2,340	$2,832

Contract assets	$2,900	$4,090
Contract liabilities	(560)	(1,258)
Net contract assets	$2,340	$2,832

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	June 26, 2021	December 26, 2020
PPP Loan (1)	$4,974	$4,949
Revolving Credit Facility (2)	1,600	1,491
Total debt	6,574	6,440
Amount due within one year	4,974	3,707
Total long-term debt	$1,600	$2,733

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

On November 30, 2020, our lender, Origin Bank, transmitted our PPP Loan forgiveness application to the U.S. Small Business Administration. On July 12, 2021, we received notification from Origin Bank that the PPP Loan was forgiven in full by the U.S. Small Business Administration. See Note 12 for more information on the PPP Loan forgiveness.

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

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit: The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of June 26, 2021, the credit limit under the Revolving Credit Facility was $3.1 million.

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

The future scheduled maturities of our debt are (in thousands):

	PPP Loan and Revolving Credit Facility (1)	Revolving Credit Facility (1)
2021	$2,980	$-
2022	1,994	-
2023	1,600	1,600
Thereafter	-	-
	$6,574	$1,600

(1)	On July 12, 2021, we received notification that the PPP Loan was entirely forgiven and only the Revolving Credit Facility will remain as debt.

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

We have identified four strategic markets where we have a long history of delivering project solutions and can provide complete project execution. These four targeted markets include: (i) Renewables, (ii) Automation, (iii) Oil, Gas, and Petrochemicals, and (iv) Government Services.

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

Our Oil, Gas, and Petrochemicals group focuses on providing engineering, procurement and automation services as well as fabricated products to downstream refineries and petrochemical facilities as well as midstream pipeline, storage and other transportation related companies. These services are often applied to small capital improvement and maintenance projects within refineries and petrochemical facilities. For our transportation clients, we work on facilities that include pumping, compression, gas processing, metering, storage terminals, product loading and blending systems. In addition, this group designs, programs and maintains supervisory control and data acquisition (“SCADA”) systems for our transportation clients. This group also provides engineering, fabrication and automation services to clients who have operations in the U.S. oil and gas exploration and development markets. The operations are usually associated with the completion, purification, storage and transmission of the oil and gas from the well head to the terminal or pipeline destination.

Our Government Services group provides services related to the engineering, design, installation and maintenance of automated fuel handling and tank gauging systems for the U.S. military across the globe.

We have two reportable segments: Commercial and Government Services. Our Renewables, Automation, and Oil, Gas, and Petrochemical groups are aggregated into one reportable segment, Commercial.

Revenues, operating income, and identifiable assets for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and includes costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. The segment information for the three months and six months ended June 27, 2020 and as of December 26, 2020 has been recast to align with our current reportable segments.

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 26, 2021:
Revenue	$9,157	$1,922	$-	$11,079
Gross profit (loss)	(201)	283	-	82
Gross profit margin	(2.2)%	14.7%		0.7%
SG&A	2,816	188	1,260	4,264
Operating income (loss)	(3,017)	95	(1,260)	(4,182)
Other income, net				6
Interest expense, net				(57)
Tax expense				(23)
Net loss				(4,256)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 27, 2020:
Revenue	$14,803	$3,079	$-	$17,882
Gross profit	1,910	543	-	2,453
Gross profit margin	12.9%	17.6%		13.7%
SG&A	831	150	1,333	2,314
Operating income (loss)	1,079	393	(1,333)	139
Other income, net				1
Interest expense, net				(36)
Tax expense				(36)
Net income				68

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 26, 2021:
Revenue	$19,206	$4,322	$-	$23,528
Gross profit	714	372	-	1,086
Gross profit margin	3.7%	8.6%		4.6%
SG&A	4,109	397	2,319	6,825
Operating loss	(3,395)	(25)	(2,319)	(5,739)
Other income, net				1,690
Interest expense, net				(115)
Tax expense				(46)
Net loss				(4,210)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 27, 2020:
Revenue	$31,313	$5,829	$-	$37,142
Gross profit	4,755	958	-	5,713
Gross profit margin	15.2%	16.4%		15.4%
SG&A	1,661	320	2,466	4,447
Operating income (loss)	3,094	638	(2,466)	1,266
Other income, net				2
Interest expense, net				(41)
Tax expense				(58)
Net income				1,169

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of June 26, 2021	As of December 26, 2020
	(dollars in thousands)
Commercial	$7,633	$11,130
Government Services	2,606	3,151
Corporate	33,949	16,157
Consolidated	$44,188	$30,438

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

The Company recorded income tax expense of $23 thousand for the three months ended June 26, 2021 as compared to income tax expense of $36thousand for the three months ended June 27, 2020. The effective income tax rate for the three months ended June 26, 2021 was (0.5)% as compared to 34.6% for the three months ended June 27, 2020.

The Company recorded income tax expense of $46 thousand for the six months ended June 26, 2021 as compared to income tax expense of $58 thousand for the six months ended June 27, 2020. The effective income tax rate for the six months ended June 26, 2021 was (1.1)% as compared to 4.7% for the six months ended June 27, 2020.

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

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Six Months Ended
	Financial Statement Classification	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Finance leases:
Amortization expense	SG&A Expense	$22	$19	$41	$38
Interest expense	Interest expense, net	5	5	9	10
Total finance lease expense		27	24	50	48

Operating leases:
Operating costs	Operating costs	107	152	259	371
Selling, general and administrative expenses	SG&A Expense	416	467	865	905
Total operating lease expense		523	619	1,124	1,276
Total lease expense		$550	$643	$1,174	$1,324

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	June 26, 2021	December 26, 2020
ROU Assets:
Operating leases	Right of Use asset	$1,210	$1,628
Finance leases	Property and equipment, net	382	442
Total ROU Assets:		$1,592	$2,070

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,058	$1,421
Finance leases	Current portion of leases	122	120
Noncurrent Liabilities:
Operating leases	Long Term Leases	202	286
Finance leases	Long Term Leases	265	322
Total lease liabilities		$1,647	$2,149

The weighted average remaining lease term and weighted average discount rate were as follows:

At June 26, 2021
Weighted average remaining lease term (years)
Operating leases	1.2
Finance leases	3.8
Weighted average discount rate
Operating leases	0.9%
Finance leases	5.1%

Maturities of operating lease liabilities as of June 26, 2021 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2021 (remaining months)	612	67	679
2022	658	114	772
2023	-	93	93
2024	-	73	73
2025 and thereafter		62	62
Total lease payments	1,270	409	1,679
Less: imputed interest	(12)	(20)	(32)
Total lease liabilities	$1,258	$389	$1,647

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

NOTE 11 – STOCKHOLDER’S EQUITY

On January 29, 2021, the Company entered into an at market issuance sales agreement (the “ATM Agreement”) with B. Riley Securities, Inc. pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. Under the ATM Agreement, the Company will pay B. Riley an aggregate commission of 3% of the gross sales price per share of common stock sold under the ATM Agreement. The Company is not obligated to make any sales under the ATM Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. In April 2021, 400,538 shares of common stock were issued pursuant to the ATM Agreement for net proceeds of approximately $1.4 million.

On June 1, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company sold and issued an aggregate of 7,142,859 shares of the Company’s common stock to certain institutional investors at an offering price of $2.80 per share in a registered direct offering priced at-the-market under NASDAQ rules for net proceeds of approximately $18.7 million after deducting the fees of A.G.P./Alliance Global Partners, the placement agent, and related offering expenses of approximately $1.3 million.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

PPP Loan Forgiveness

On July 12, 2021, the Company received notification from its lender that the PPP Loan was forgiven in full by the U.S. Small Business Administration at which time the Company recognized the extinguishment of debt as Other Income.

Major Customer Bankruptcy

On July 12, 2021, one of the Company’s major customers filed bankruptcy. The customer had suspended operations during the second quarter of 2021, which led to the Company’s recording of a $1.4 million bad debt reserve and a $0.5 million reduction in backlog as of June 26, 2021. The reserve is recorded within the Commercial segment sales, general, and administrative expense in the second quarter of 2021.

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

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of innovative, delivered project solutions primarily to the energy industry. We deliver these solutions to our clients by combining our vertically integrated engineering and professional project execution services with our automation and systems integration expertise and fabrication capabilities. We believe our vertically integrated strategy allows us to differentiate our company from most of our competitors as a full service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project cost and schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems.

We have identified four strategic markets where we have a long history of delivering project solutions and can provide complete project execution and have focused our business development teams on communicating these offerings to their clients. These four targeted markets include: (i) Renewables, (ii) Automation, (iii) Oil, Gas, and Petrochemicals, and (iv) Government Services. We have identified specific individuals within the Company to lead the efforts for each market initiative - “a champion” - while coordinating with the other sales leaders.

We continue to be mindful of our overhead structure. We have made significant investments in key business development and other essential personnel, product developments and new facilities and equipment, which have all negatively impacted our selling, general and administrative expense (“SG&A”). We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

We continue to review strategic transactions, which could include strategic mergers, reverse mergers, the issuance of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. The Company does not intend to disclose or comment on developments related to its review unless and until its Board of Directors has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that any transaction will occur or any assurance as to the outcome or timing.

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The continued worldwide spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of COVID-19, have caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. However, we have not been successful in replacing our backlog as quickly as it has been converted to revenues. As a result, our backlog has decreased by approximately $47.6 million from $59.2 million at December 28, 2019 to $11.6 million as of June 26, 2021, and by approximately $12.7 million from $24.3 million as of December 26, 2020 to $11.6 million as of June 26, 2021. While we have many potential opportunities in our sales pipeline that could replace a significant portion of this backlog reduction, inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions have largely contributed to delays in project awards and our inability to replace our backlog as quickly as it has been converted to revenue. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. The extent to which the disruption of COVID-19 may impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our business, financial condition and results of operations is uncertain and we will continue to monitor the situation and assess the operational and financial impact on our business.

We are utilizing relief for employees impacted by COVID-19 under the Families First Coronavirus Response Act in order to minimize the impact to both our employees and our business. Further, we are utilizing some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On April 13, 2020, we obtained a loan pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act (the “PPP Loan”) and in July 2021, we were notified by our lender that the PPP Loan was forgiven in full by the U.S. Small Business Administration. The PPP Loan was necessary to support our ongoing operations as we navigate the economic uncertainty caused by the COVID-19 pandemic. Under the provisions of the CARES Act, the Company is eligible for an employee retention credit subject to certain criteria. Accordingly, the Company recorded a $1.7 million employee retention credit during the six months ended June 26, 2021. As we continue to monitor the situation and assess the operational and financial impact on our business, we may determine to take further actions in response.

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

Segment operating SG&A expense includes management and staff compensation, office costs such as rents and utilities, depreciation, amortization, travel, and other expenses generally unrelated to specific client contracts, but directly related to the support of a segment’s operations. Other Services includes revenue and expenses for activities that were not directly identifiable under one of our reporting segments. Corporate SG&A expenses include finance, accounting, human resources, business development, legal and information technology which are unrelated to specific projects but which are incurred to support the Company’s activities.

During the second quarter of 2021, we recorded a $1.4 million bad debt reserve as a result of a customer suspending operations and, subsequent to quarter end, filing bankruptcy. Further, our backlog was reduced by $0.5 million as of June 26, 2021.

Comparison of the three months ended June 26, 2021 versus the three months ended June 27, 2020

The following table, for the three months ended June 26, 2021 versus the three months ended June 27, 2020, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 26, 2021:
Revenue	$9,157	$1,922	$—	$11,079	100.0%
Gross profit (loss)	(201)	283	—	82	0.7%
SG&A	2,816	188	1,260	4,264	38.5%
Operating income (loss)	(3,017)	95	(1,260)	(4,182)	(37.7)%
Other income, net				6
Interest expense, net				(57)
Tax expense				(23)
Net loss				(4,256)	(38.4)%
Basic and diluted loss per share				$(0.14)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 27, 2020:
Revenue	14,803	3,079	—	17,882	100.0%
Gross profit	1,910	543	—	2,453	13.7%
SG&A	831	150	1,333	2,314	12.9%
Operating income (loss)	1,079	393	(1,333)	139	0.8%
Other income, net				1
Interest expense, net				(36)
Tax expense				(36)
Net income				68	0.4%
Basic and diluted income per share				0.00

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(5,646)	$(1,157)	$—	$(6,803)	(38.0)%
Gross profit (loss)	(2,111)	(260)	—	(2,371)
SG&A	1,985	38	(73)	1,950	84.3%
Operating income (loss)	(4,096)	(298)	73	(4,321)	(3,108.6)%
Other income, net				5
Interest expense, net				(21)
Tax expense				13
Net loss				(4,324)	(6,358.8)%
Basic and diluted loss per share				$(0.15)

Comparison of the six months ended June 26, 2021 versus the six months ended June 27, 2020

The following table, for the six months ended June 26, 2021 versus the six months ended June 27, 2020, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 26, 2021:
Revenue	$19,206	$4,322	$—	$23,528	100.0%
Gross profit	714	372	—	1,086	4.6%
SG&A	4,109	397	2,319	6,825	29.0%
Operating loss	(3,395)	(25)	(2,319)	(5,739)	(24.4)%
Other income, net				1,690
Interest expense, net				(115)
Tax expense				(46)
Net loss				(4,210)	(17.9)%
Basic and diluted loss per share				$(0.15)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 27, 2020:
Revenue	31,313	5,829	—	37,142	100.0%
Gross profit	4,755	958	—	5,713	15.4%
SG&A	1,661	320	2,466	4,447	12.0%
Operating income (loss)	3,094	638	(2,466)	1,266	3.4%
Other income, net				2
Interest expense, net				(41)
Tax expense				(58)
Net income				1,169	3.1%
Basic and diluted income per share				0.04

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(12,107)	$(1,507)	$—	$(13,614)	(36.7)%
Gross profit (loss)	(4,041)	(586)	—	(4,627)
SG&A	2,448	77	(147)	2,378	53.5%
Operating income (loss)	(6,489)	(663)	147	(7,005)	(553.3)%
Other income, net				1,688
Interest expense, net				(74)
Tax expense				12
Net loss				(5,379)	(460.1)%
Basic and diluted loss per share				$(0.19)

Revenue – Revenue decreased $6.8 million to $11.1 million from $17.9 million, or a decrease of 38.0%, for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. The decrease is primarily due to the completion of several large projects in 2020 within our Commercial segment and projects that were not renewed as our clients decreased their activities in all sectors of the energy industry due to COVID-19, in addition to delays in Government Services projects due to base closures and travel restrictions due to COVID-19, partially offset by the progress of one of our large projects that has continued into the second quarter of 2021.

Revenue decreased $13.6 million to $23.5 million from $37.1 million, or a decrease of 36.7%, for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. The decrease is primarily due to the completion of several large projects in 2020 within our Commercial segment and projects that were not renewed as our clients decreased their activities in all sectors of the energy industry due to COVID-19, in addition to delays in Government Services projects due to base closures and travel restrictions due to COVID-19, partially offset by the progress of one of our large projects that has continued into the second quarter of 2021.

Gross Profit – Gross profit margin decreased 13.0% to 0.7% from 13.7% for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. The decrease in gross profit margin is primarily attributable to an increase of $0.7 million in Commercial segment cost associated with maintaining essential staffing as projects were completed without subsequent renewals or replacements during the second quarter of 2021. Additionally, the decrease in gross profit margin is attributable to delays in Government Services projects due to base closures and travel restrictions imposed by the U.S. government as a result of COVID-19.

Gross profit margin decreased 10.8% to 4.6% from 15.4% for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. The decrease in gross profit margin is primarily attributable to an increase of $1.0 million in Commercial segment cost associated with maintaining essential staffing as projects were completed without subsequent renewals or replacements during the second quarter of 2021. Additionally, the decrease in gross profit margin is attributable to delays in Government Services projects due to base closures and travel restrictions imposed by the U.S. government as a result of COVID-19.

Selling, General and Administrative Expense – SG&A expenses increased by $2.0 million for the three months ended June 26, 2021 as compared to three months ended June 27, 2020 primarily due to a bad debt reserve of $1.4 million recorded during the second quarter of 2021, an increase in salaries and burden expense by $0.5 million, and an increase in legal expense of $0.1 million.

SG&A expenses increased by $2.4 million for the six months ended June 26, 2021 as compared to six months ended June 27, 2020 primarily due to a bad debt reserve of $1.4 million recorded during the second quarter of 2021, an increase in salaries and burden expense by $0.9 million, and an increase in legal expense of $0.1 million.

Other Income (Expense), Net – Other income, net of expense, increased $5 thousand for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020.

Other income, net of expense, increased $1.7 million for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020 primarily due to a $1.7 million employee retention credit recorded in the first quarter of 2021 with no comparable tax credit in 2020.

Interest Expense, net – Interest expense is incurred primarily in connection with our insurance financing, Revolving Credit Facility (defined below) and our finance leases. Our interest expense increased to $57 thousand for the three months ended June 26, 2021 from $36 thousand for the three months ended June 27, 2020. Our interest expense increased to $115 thousand for the six months ended June 26, 2021 from $41 thousand for the six months ended June 27, 2020.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $23 thousand for the three months ended June 26, 2021 as compared to income tax expense of $36 thousand for the three months ended June 27, 2020.

We recorded income tax expense of $46 thousand for the six months ended June 26, 2021 as compared to income tax expense of $58 thousand for the six months ended June 27, 2020.

Net Income (Loss) – Net loss for the three months ended June 26, 2021 was $4.3 million, or a $4.3 million decrease from a net income of $68 thousand for the three months ended June 27, 2020, primarily as a result of decreases in revenue and gross margin, in addition to increased business development costs and bad debt reserve, within our Commercial segment.

Net loss for the six months ended June 26, 2021 was $4.2 million, or a $5.4 million decrease from a net income of $1.2 million for the six months ended June 27, 2020, primarily as a result of decreases in revenue and gross margin, in addition to increased business development costs and bad debt reserve, within our Commercial segment, partially offset by the employee retention credit.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and the Revolving Credit Facility. We had cash of approximately $29.2 million at June 26, 2021 and $13.7 million at December 26, 2020. Our working capital as of June 26, 2021 was $28.7 million versus $14.0 million as of December 26, 2020.

On April 13, 2020, we obtained the $4.9 million PPP Loan. On May 21, 2020, we entered into a Loan and Security Agreement (the “Revolving Credit Facility”) pursuant to which the lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of June 26, 2021, the credit limit under the Revolving Credit Facility was $3.1 million and outstanding borrowings were $1.6 million, which yields enough interest to cover our minimum monthly interest charge. As of June 26, 2021, we were in compliance with all of the covenants under the PPP Loan and Revolving Credit Facility. On July 12, 2021, we received notification from our lender that the PPP Loan was forgiven in full by the U.S. Small Business Administration. For additional information on the PPP Loan and Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

On January 29, 2021, we entered into an at market issuance sales agreement (the “ATM Agreement”) with B. Riley Securities, Inc. pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. Under the ATM Agreement, the Company will pay B. Riley an aggregate commission of 3% of the gross sales price per share of common stock sold under the ATM Agreement. The Company is not obligated to make any sales under the ATM Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. In April 2021, 400,538 shares of common stock were issued pursuant to the ATM Agreement for net proceeds of approximately $1.4 million.

On June 1, 2021, we entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which we sold and issued an aggregate of 7,142,859 shares of the Company’s common stock to certain institutional investors at an offering price of $2.80 per share in a registered direct offering priced at-the-market under NASDAQ rules for net proceeds of approximately $18.7 million after deducting the fees of A.G.P./Alliance Global Partners, the placement agent, and related offering expenses.

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

We continue to review strategic transactions, which could include strategic mergers, reverse mergers, the issuance of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. The Company does not intend to disclose or comment on developments related to its review unless and until its Board of Directors has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that any transaction will occur or any assurance as to the outcome or timing.

Cash Flows from Operating Activities

Operating activities used $4.6 million of cash for the six months ended June 26, 2021 and used $0.1 million of cash for the six months ended June 27, 2020. The primary drivers of our cash used in operations for the six months ended June 26, 2021 were our operating loss of $4.2 million, an increase in other current assets of $1.2 million, a decrease in accrued compensation and benefits of $0.6 million, and $0.5 million of cash used by an increase in other components of working capital, partially offset by a decrease in trade receivables of $1.2 million, a decrease in contract assets net of contract liabilities of $0.5 million, and an increase of trade payables of $0.2 million.

Cash Flows from Investing Activities

Investing activities used cash of $88 thousand for the six months ended June 26, 2021 and $126 thousand for the six months ended June 27, 2020 primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $20.1 million for the six months ended June 26, 2021 primarily due to sales of common stock under the ATM Agreement and Purchase Agreement, interest on the PPP Loan, and proceeds received from the Revolving Credit Facility partially offset by the interest incurred on our finance leases. Financing activities provided cash of $6.3 million for the six months ended June 27, 2020 primarily due to the proceeds from the PPP Loan and Revolving Credit Facility partially offset by the interest incurred on our finance leases.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2021, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 26, 2021, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 26, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is declining due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. While our backlog has not been materially impacted by the COVID-19 pandemic in terms of project cancellations, we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $47.6 million from $59.2 million at December 28, 2019 to $11.6 million as of June 26, 2021 and approximately $12.7 million from $24.3 million as of December 26, 2020 to $11.6 million as of June 26, 2021. We expect the majority of our backlog to be completed within 12 months. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing volatility in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of June 26, 2021 we had two projects that had $2.6 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations. For example, on July 12, 2021, one of our major customers filed bankruptcy after suspending operations during the second quarter of 2021, which led to our recording of a $1.4 million bad debt reserve and a $0.5 million reduction in backlog as of June 26, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
March 28, 2021 to April 24, 2021	—	—	—	$—
April 25, 2021 to May 29, 2021	—	—	—	$—
May 30, 2021 to June 26, 2021	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of June 26, 2021, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

10.1	Securities Purchase Agreement dated June 1, 2021, by and among ENGlobal Corporation and the purchasers identified on the signature pages thereto	8-K	10.1	6/3/2021	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

**32.1

Certification Pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Third Quarter 2019

*101.ins	Inline XBRL instance document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

*101.sch	Inline XBRL taxonomy extension schema document

*101.cal	Inline XBRL taxonomy extension calculation linkbase document

*101.def	Inline XBRL taxonomy extension definition linkbase document

*101.lab	Inline XBRL taxonomy extension label linkbase document

*101.pre	Inline XBRL taxonomy extension presentation linkbase document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2021
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

