Form 10-Q
period 2021-09-25
ENGLOBAL CORP
filed 2021-11-04
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14217

ENGlobal Corporation
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of

incorporation or organization)

88-0322261

(I.R.S. Employer Identification No.)

11740 Katy Fwy – Energy Tower III, 11th floor Houston, TX	77079
(Address of principal executive offices)	(Zip code)

(281) 878-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ENG	NASDAQ

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

Yes ☐     No ☒

As of November 4, 2021, the registrant had outstanding 35,208,061 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 25, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Operating revenues	$5,921	$15,729	$29,449	$52,871
Operating costs	6,735	14,585	29,177	46,014
Gross profit (loss)	(814)	1,144	272	6,857

Selling, general and administrative expenses	3,089	2,174	9,914	6,621
Operating profit (loss)	(3,903)	(1,030)	(9,642)	236

Other income (expense):
Other income, net	6,371	4	8,061	6
Interest expense, net	(46)	(62)	(161)	(103)
Income (loss) from operations before income taxes	2,422	(1,088)	(1,742)	139

Provision for federal and state income taxes	21	22	67	80

Net income (loss)	2,401	(1,110)	(1,809)	59

Basic and diluted income (loss) per common share:	$0.07	$(0.04)	$(0.06)	$0.00

Basic and diluted weighted average shares used in computing income (loss) per share:	35,159	27,507	30,776	27,529

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	September 25, 2021	December 26, 2020
ASSETS
Current Assets:
Cash	$24,699	$13,706
Trade receivables, net of allowances of $1,673 and $386	5,310	7,789
Prepaid expenses and other current assets	217	891
Payroll taxes receivable	3,065	—
Contract assets	3,655	4,090
Total Current Assets	36,946	26,476
Property and equipment, net	1,117	1,263
Goodwill	720	720
Other assets
Right of use asset	3,179	1,628
Deposits and other assets	375	351
Total Other Assets	3,554	1,979
Total Assets	$42,337	$30,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,439	$2,138
Accrued compensation and benefits	1,963	3,048
Current portion of leases	1,126	1,541
Contract liabilities	664	1,258
Current portion of note	—	3,707
Current portion of deferred payroll tax	519	—
Other current liabilities	255	745
Total Current Liabilities	5,966	12,437

Deferred payroll tax	519	1,037
Long-term debt	1,377	2,733
Long-term leases	2,502	608
Total Liabilities	10,364	16,815
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 35,208,061 shares issued and outstanding at September 25, 2021 and 27,560,686 shares issued and outstanding at December 26, 2020	35	28
Additional paid-in capital	57,309	37,157
Accumulated deficit	(25,371)	(23,562)
Total Stockholders’ Equity	31,973	13,623
Total Liabilities and Stockholders’ Equity	$42,337	$30,438

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 25, 2021	September 26, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(1,809)	$59
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	355	313
Share-based compensation expense	166	177
Forgiveness of PPP Loan	(4,974)	—
Changes in current assets and liabilities:
Trade accounts receivable	2,479	(1,268)
Contract assets	435	807
Other current assets	(2,415)	620
Accounts payable	(699)	(177)
Accrued compensation and benefits	(1,085)	883
Contract liabilities	(594)	(2,706)
Income taxes payable	(32)	(76)
Other current liabilities, net	(458)	(361)
Net cash used in operating activities	$(8,631)	$(1,729)

Cash Flows from Investing Activities:
Property and equipment acquired	(187)	(228)
Net cash used in investing activities	$(187)	$(228)

Cash Flows from Financing Activities:
Issuance of common stock, net	19,993	—
Payments on finance leases	(94)	(64)
Proceeds from PPP loan	—	4,937
Interest on PPP loan	25	—
Proceeds (payments) from revolving credit facility	(113)	1,476
Net cash provided by financing activities	$19,811	$6,349
Net change in cash	10,993	4,392
Cash at beginning of period	13,706	8,307
Cash at end of period	$24,699	$12,699

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$155	$103
Right of use assets obtained in exchange for new operating lease liability	$2,613	$963
Cash paid during the period for income taxes (net of refunds)	$151	$16
Debt issuance costs	$—	$140
Leased assets obtained in exchange for new finance lease liabilities	$—	$219
Non-cash transaction: PPP loan forgiveness	$4,974	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	September 25, 2021	September 26, 2020

Common Stock
Balance at beginning of period	$28	$27
Common stock issued	7	1
Balance at end of the period	35	28
Additional Paid-in Capital
Balance at beginning of period	57,309	37,066
Common stock issued	(59)	—
Share-based compensation - employee	59	45
Balance at end of period	57,309	37,111

Accumulated Deficit
Balance at beginning of period	(27,772)	(21,768)
Net income (loss)	2,401	(1,110)
Balance at end of period	(25,371)	(22,878)

Total Stockholders’ Equity	$31,973	$14,261

	For the Nine Months Ended
	September 25, 2021	September 26, 2020

Common Stock
Balance at beginning of period	$28	$27
Common stock issued	7	1
Balance at end of the period	35	28

Additional Paid-in Capital
Balance at beginning of period	37,157	36,934
Common stock issued	19,986	—
Share-based compensation - employee	166	177
Balance at end of period	57,309	37,111

Accumulated Deficit
Balance at beginning of period	(23,562)	(22,937)
Net income (loss)	(1,809)	59
Balance at end of period	(25,371)	(22,878)

Total Stockholders’ Equity	$31,973	$14,261

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

The condensed financial statements included herein are unaudited for the three month and nine month periods ended September 25, 2021 and September 26, 2020, and in the case of the condensed balance sheet as of December 26, 2020 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Fixed-price revenue	$2,743	$10,863	$17,536	$28,785
Time-and-material revenue	3,178	4,866	11,913	24,086
Total Revenue	5,921	15,729	29,449	52,871

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	September 25, 2021	December 26, 2020
Costs incurred on uncompleted contracts	$34,712	$39,154
Estimated earnings on uncompleted contracts	4,958	4,388
Earned revenues	39,670	43,542
Less: billings to date	36,679	40,710
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$2,991	$2,832

Contract assets	$3,655	$4,090
Contract liabilities	(664)	(1,258)
Net contract assets	$2,991	$2,832

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	September 25, 2021	December 26, 2020
PPP Loan (1)	$—	$4,949
Revolving Credit Facility (2)	1,377	1,491
Total debt	1,377	6,440
Amount due within one year	—	3,707
Total long-term debt	$1,377	$2,733

(1)

On April 13, 2020, the Company was granted an unsecured loan (the “PPP Loan”) from Origin Bank in the aggregate principal amount of $4,915,800pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan is evidenced by a promissory note, dated as of April 13, 2020 (the “Note”), by ENGlobal in favor of Origin Bank, as lender. The PPP Loan balance has increased due to accrued interest.

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

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit: The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of September 25, 2021, the credit limit under the Revolving Credit Facility was $1.7 million.

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

The future scheduled maturities of our debt are (in thousands):

Revolving Credit Facility
2021	$—
2022	—
2023	1,377
Thereafter	—
Total	$1,377

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

Our Automation group provides the design and programming of automated control systems as well as designs, fabricates, integrates and commissions modular systems that include remote instrumentation control stations, on-line process analytical data, continuous emission monitoring, and electric power distribution. Often these packaged systems are housed in a fabricated metal enclosure, modular building or freestanding metal rack, which are commonly included in our scope of work. We provide automation engineering, procurement, fabrication, systems integration, programing and on-site commissioning services to our clients for both new and existing facilities.

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

Revenues, operating income, and identifiable assets for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and includes costs related to business development, executive functions, finance, accounting, safety, human resources and information technology. The segment information for the three months and nine months ended September 26, 2020 and as of December 26, 2020 has been recast to align with our current reportable segments.

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 25, 2021:
Revenue	$3,935	$1,986	$—	$5,921
Gross profit (loss)	(1,089)	275	—	(814)
Gross profit (loss) margin	(27.7)%	13.8%		(13.7)%
SG&A	1,534	280	1,275	3,089
Operating loss	(2,623)	(5)	(1,275)	(3,903)
Other income, net				6,371
Interest expense, net				(46)
Tax expense				(21)
Net income				2,401

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 26, 2020:
Revenue	$13,867	$1,862	$—	$15,729
Gross profit	985	159	—	1,144
Gross profit margin	7.1%	8.5%		7.3%
SG&A	826	165	1,183	2,174
Operating income (loss)	159	(6)	(1,183)	(1,030)
Other income, net				4
Interest expense, net				(62)
Tax expense				(22)
Net loss				(1,110)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 25, 2021:
Revenue	$23,141	$6,308	$—	$29,449
Gross profit (loss)	(375)	647	—	272
Gross profit margin	(1.6)%	10.3%		0.9%
SG&A	5,643	677	3,594	9,914
Operating loss	(6,018)	(30)	(3,594)	(9,642)
Other income, net				8,061
Interest expense, net				(161)
Tax expense				(67)
Net loss				(1,809)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 26, 2020:
Revenue	$45,180	$7,691	$—	$52,871
Gross profit	5,740	1,117	—	6,857
Gross profit margin	12.7%	14.5%		13.0%
SG&A	2,488	485	3,648	6,621
Operating income (loss)	3,252	632	(3,648)	236
Other income, net				6
Interest expense, net				(103)
Tax expense				(80)
Net income				59

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of September 25, 2021	As of December 26, 2020
	(dollars in thousands)
Commercial	$8,725	$11,130
Government Services	3,398	3,151
Corporate	30,214	16,157
Consolidated	$42,337	$30,438

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

The Company applies a more likely than not recognition threshold for all tax uncertainties. The FASB guidance for uncertain tax positions only allows the recognition of those tax benefits, based on their technical merits that are greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. Management has reviewed the Company’s tax positions and determined there are no uncertain tax positions requiring recognition in the financial statements. U.S. federal tax returns prior to 2018 and Texas margins tax returns prior to 2017 are closed. Generally, the applicable statues of limitations are three to four years from their filings.

The Company recorded income tax expense of $21 thousand for the three months ended September 25, 2021 as compared to income tax expense of $22 thousand for the three months ended September 26, 2020. The effective income tax rate for the three months ended September 25, 2021 was 0.9% as compared to (2.0)% for the three months ended September 26, 2020.

The Company recorded income tax expense of $67 thousand for the nine months ended September 25, 2021 as compared to income tax expense of $80 thousand for the nine months ended September 26, 2020. The effective income tax rate for the nine months ended September 25, 2021 was (3.8)% as compared to 57.6% for the nine months ended September 26, 2020.

As of September 25, 2021, the Company has a gross federal net operating loss carry-forward of approximately $39.4 million, which will begin to expire in 2032. Under the Tax Cuts and Jobs Act of 2017 ("TCJA"), net operating losses ("NOLs") generated in tax year 2018 and forward have an indefinite carryforward but are limited to 80% of taxable income when utilized. For NOLs incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOLs are subject to expiration. The provisions were subsequently amended further under the CARES Act on March 27, 2020. The CARES Act amended the net operating loss provisions in the 2017 Tax Cuts and Jobs Act (“TCJA”) and allows for the carryback of NOLs arising in the taxable years ending December 31, 2017 and before January 1, 2021, to each of the five taxable years preceding the taxable year of the loss. Additionally, the 80% limitation related to application of NOLs towards current federal taxable income has been removed for taxable years prior to January 1, 2021; thereby allowing 100% of the NOL to be applied to federal taxable income.

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

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement Classification	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Finance leases:
Amortization expense	SG&A Expense	$19	$26	$61	$64
Interest expense	Interest expense, net	4	5	13	15
Total finance lease expense		23	31	74	79

Operating leases:
Operating costs	Operating costs	131	135	391	506
Selling, general and administrative expenses	SG&A Expense	462	459	1,327	1,364
Total operating lease expense		593	594	1,718	1,870
Total lease expense		$616	$625	$1,792	$1,949

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	September 25, 2021	December 26, 2020
ROU Assets:
Operating leases	Right of use asset	$3,179	$1,628
Finance leases	Property and equipment, net	352	442
Total ROU Assets:		$3,531	$2,070

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,013	$1,421
Finance leases	Current portion of leases	113	120
Noncurrent Liabilities:
Operating leases	Long-term leases	2,267	286
Finance leases	Long-term leases	235	322
Total lease liabilities		$3,628	$2,149

The weighted average remaining lease term and weighted average discount rate were as follows:

At September 25, 2021
Weighted average remaining lease term (years)
Operating leases	5.3
Finance leases	3.8
Weighted average discount rate
Operating leases	1.0%
Finance leases	5.1%

Maturities of operating lease liabilities as of September 25, 2021 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2021 (remaining months)	267	33	300
2022	931	114	1,045
2023	336	93	429
2024	232	73	305
2025 and thereafter	1,541	56	1,597
Total lease payments	3,307	369	3,676
Less: imputed interest	(27)	(21)	(48)
Total lease liabilities	$3,280	$348	$3,628

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

We have accounted for the $1.7 million and $1.4 million employee retention credits in the first and third quarters of 2021, respectively, as other income on the Statement of Operations and as a receivable on the Balance Sheet.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The continued worldwide spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of COVID-19, have caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. However, we have not been successful in replacing our backlog as quickly as it has been converted to revenues. As a result, our backlog has decreased by approximately $50.8 million from $59.2 million at December 28, 2019 to $8.4 million as of September 25, 2021, and by approximately $15.9 million from $24.3 million as of December 26, 2020 to $8.4 million as of September 25, 2021. While we have many potential opportunities in our sales pipeline that could replace a significant portion of this backlog reduction, inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions have largely contributed to delays in project awards and our inability to replace our backlog as quickly as it has been converted to revenue. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. The extent to which the disruption of COVID-19 may impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our business, financial condition and results of operations is uncertain and we will continue to monitor the situation and assess the operational and financial impact on our business.

We are utilizing relief for employees impacted by COVID-19 under the Families First Coronavirus Response Act in order to minimize the impact to both our employees and our business. Further, we are utilizing some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On April 13, 2020, we obtained a loan pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act (the “PPP Loan”) and in July 2021, we were notified by our lender that the PPP Loan was forgiven in full by the U.S. Small Business Administration. The PPP Loan was necessary to support our ongoing operations as we navigate the economic uncertainty caused by the COVID-19 pandemic. Under the provisions of the CARES Act, the Company is eligible for an employee retention credit subject to certain criteria. Accordingly, the Company recorded a $1.4 million employee retention credit during the three months ended September 25, 2021 and a $3.1 million employee retention credit during the nine months ended September 25, 2021. As we continue to monitor the situation and assess the operational and financial impact on our business, we may determine to take further actions in response.

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

Comparison of the three months ended September 25, 2021 versus the three months ended September 26, 2020

The following table, for the three months ended September 25, 2021 versus the three months ended September 26, 2020, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 25, 2021:
Revenue	$3,935	$1,986	$—	$5,921	100.0%
Gross profit (loss)	(1,089)	275	—	(814)	(13.7)%
SG&A	1,534	280	1,275	3,089	52.2%
Operating loss	(2,623)	(5)	(1,275)	(3,903)	(65.9)%
Other income, net				6,371
Interest expense, net				(46)
Tax expense				(21)
Net income				2,401	40.6%
Basic and diluted income per share				$0.07

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 26, 2020:
Revenue	13,867	1,862	—	15,729	100.0%
Gross profit	985	159	—	1,144	7.3%
SG&A	826	165	1,183	2,174	13.8%
Operating income (loss)	159	(6)	(1,183)	(1,030)	(6.5)%
Other income, net				4
Interest expense, net				(62)
Tax expense				(22)
Net loss				(1,110)	(7.1)%
Basic and diluted loss per share				(0.04)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(9,932)	$124	$—	$(9,808)	(62.4)%
Gross profit (loss)	(2,074)	116	—	(1,958)
SG&A	708	115	92	915	42.1%
Operating income (loss)	(2,782)	1	(92)	(2,873)	278.9%
Other income, net				6,367
Interest expense, net				16
Tax expense				1
Net income				3,511	(316.3)%
Basic and diluted loss per share				$0.11

Comparison of the nine months ended September 25, 2021 versus the nine months ended September 26, 2020

The following table, for the nine months ended September 25, 2021 versus the nine months ended September 26, 2020, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 25, 2021:
Revenue	$23,141	$6,308	$—	$29,449	100.0%
Gross profit (loss)	(375)	647	—	272	0.9%
SG&A	5,643	677	3,594	9,914	33.7%
Operating loss	(6,018)	(30)	(3,594)	(9,642)	(32.7)%
Other income, net				8,061
Interest expense, net				(161)
Tax expense				(67)
Net loss				(1,809)	(6.1)%
Basic and diluted loss per share				$(0.06)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 26, 2020:
Revenue	45,180	7,691	—	52,871	100.0%
Gross profit	5,740	1,117	—	6,857	13.0%
SG&A	2,488	485	3,648	6,621	12.5%
Operating income (loss)	3,252	632	(3,648)	236	0.4%
Other income, net				6
Interest expense, net				(103)
Tax expense				(80)
Net income				59	0.1%
Basic and diluted income per share				0.00

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(22,039)	$(1,383)	$—	$(23,422)	(44.3)%
Gross profit (loss)	(6,115)	(470)	—	(6,585)
SG&A	3,155	192	(54)	3,293	49.7%
Operating income (loss)	(9,270)	(662)	54	(9,878)	(4,185.6)%
Other income, net				8,055
Interest expense, net				(58)
Tax expense				13
Net loss				(1,868)	(3,166.1)%
Basic and diluted loss per share				$(0.06)

Revenue – Revenue decreased $9.8 million to $5.9 million from $15.7 million, or a decrease of 62.4%, for the three months ended September 25, 2021 as compared to the three months ended September 26, 2020. The decrease is primarily due to the completion of several large projects within our Commercial segment and projects that were not renewed as our clients decreased their activities in all sectors of the energy industry due to COVID-19, partially offset by an increase within our Government Services segment as base closure and travel restrictions have been lifted.

Revenue decreased $23.4 million to $29.4 million from $52.9 million, or a decrease of 44.3%, for the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020. The decrease is primarily due to the completion of several large projects within our Commercial segment and projects that were not renewed as our clients decreased their activities in all sectors of the energy industry due to COVID-19, in addition to delays in Government Services projects due to base closures and travel restrictions due to COVID-19.

Gross Profit – Gross profit margin decreased 21.0% to (13.7)% from 7.3% for the three months ended September 25, 2021 as compared to the three months ended September 26, 2020. The decrease in gross profit margin is primarily attributable to an increase of $1.0 million in Commercial segment cost associated with maintaining essential staffing, for which we obtained the employee retention credit, as projects were completed without subsequent renewals or replacements during the third quarter of 2021 in addition to increased proposal activity from our efforts to replenish our backlog.

Gross profit margin decreased 12.1% to 0.9% from 13.0% for the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020. The decrease in gross profit margin is primarily attributable to an increase of $1.9 million in Commercial segment cost associated with maintaining essential staffing, for which we obtained the employee retention credit, as projects were completed without subsequent renewals or replacements during 2021 in addition to increased proposal activity from our efforts to replenish our backlog. Additionally, the decrease in gross profit margin is attributable to delays in Government Services projects due to base closures and travel restrictions imposed by the U.S. government as a result of COVID-19.

Selling, General and Administrative Expense – SG&A expenses increased by $0.9 million for the three months ended September 25, 2021 as compared to the three months ended September 26, 2020 primarily due to an increase in salaries and burden expense of $0.5 million from our investment in key business development personnel, an increase in recruiting expense of $0.1 million, an increase in accounting services expense of $0.1 million, and an increase in legal expense of $0.1 million.

SG&A expenses increased by $3.3 million for the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020 primarily due to a bad debt reserve of $1.4 million recorded during the second quarter of 2021, an increase in salaries and burden expense of $1.4 million from our investment in key business development personnel, an increase of $0.1 million in recruiting expense, an increase in legal expense of $0.2 million, and an increase in accounting services expense of $0.1 million.

Other Income (Expense), Net – Other income, net of expense, increased $6.4 million for the three months ended September 25, 2021 as compared to the three months ended September 26, 2020 primarily due to the $5.0 million forgiveness of the PPP Loan and $1.4 million employee retention credit recorded in the third quarter of 2021.

Other income, net of expense, increased $8.1 million for the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020 primarily due to a $1.7 million employee retention credit recorded in the first quarter of 2021, and $5.0 million PPP loan forgiveness and $1.4 million employee retention credit recorded in the third quarter of 2021 with no comparable occurrences in 2020.

Interest Expense, net – Interest expense is incurred primarily in connection with our Revolving Credit Facility (defined below) and our finance leases. Our interest expense decreased to $46 thousand for the three months ended September 25, 2021 from $62 thousand for the three months ended September 26, 2020. Our interest expense increased to $161 thousand for the nine months ended September 25, 2021 from $103 thousand for the nine months ended September 26, 2020.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $21 thousand for the three months ended September 25, 2021 as compared to income tax expense of $22 thousand for the three months ended September 26, 2020.

We recorded income tax expense of $67 thousand for the nine months ended September 25, 2021 as compared to income tax expense of $80 thousand for the nine months ended September 26, 2020.

Net Income (Loss) – Net income for the three months ended September 25, 2021 was $2.4 million, or a $3.5 million increase from a net loss of $1.1 million for the three months ended September 26, 2020, primarily as a result of the $5.0 million PPP Loan forgiveness and $1.4 employee retention credit, partially offset by decreases in revenue and gross margin, in addition to increased business development costs within our Commercial segment.

Net loss for the nine months ended September 25, 2021 was $1.8 million, or a $1.9 million decrease from net income of $0.1 million for the nine months ended September 26, 2020, primarily as a result of decreases in revenue and gross margin, in addition to increased business development costs and bad debt reserve, within our Commercial segment, partially offset by the employee retention credit in the first and third quarters of 2021 in addition to the PPP Loan forgiveness in the third quarter of 2021.

Liquidity and Capital Resources

Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and the Revolving Credit Facility. We had cash of approximately $24.7 million at September 25, 2021 and $13.7 million at December 26, 2020. Our working capital as of September 25, 2021 was $31.0 million versus $14.0 million as of December 26, 2020.

On April 13, 2020, we obtained the $4.9 million PPP Loan and on July 12, 2021, we received notification from our lender that the PPP Loan was forgiven in full by the U.S. Small Business Administration. On May 21, 2020, we entered into a Loan and Security Agreement (the “Revolving Credit Facility”) pursuant to which the lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of September 25, 2021, the credit limit under the Revolving Credit Facility was $1.7 million and outstanding borrowings were $1.4 million, which yields enough interest to cover our minimum monthly interest charge. As of September 25, 2021, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the PPP Loan and Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

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

Cash Flows from Operating Activities

Operating activities used $8.6 million of cash for the nine months ended September 25, 2021 and used $1.7 million of cash for the nine months ended September 26, 2020. The primary drivers of our cash used in operations for the nine months ended September 25, 2021 were our operating loss of $1.8 million, $4.9 million PPP Loan forgiveness, an increase in other current assets of $2.4 million, a decrease in accrued compensation and benefits of $1.1 million, a decrease of trade payables of $0.7 million, and a decrease in contract assets net of contract liabilities of $0.2 million, partially offset by a decrease in trade receivables of $2.5 million.

Cash Flows from Investing Activities

Investing activities used cash of $187 thousand for the nine months ended September 25, 2021 and $228 thousand for the nine months ended September 26, 2020 primarily for the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $19.8 million for the nine months ended September 25, 2021 primarily due to net proceeds from sales of common stock under the ATM Agreement and Purchase Agreement, partially offset by net proceeds received from the Revolving Credit Facility and interest incurred on our finance leases. Financing activities provided cash of $6.3 million for the nine months ended September 26, 2020 primarily due to the proceeds from the PPP Loan and Revolving Credit Facility partially offset by the interest incurred on our finance leases.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2021, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 25, 2021, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 25, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog is declining due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. While our backlog has not been materially impacted by the COVID-19 pandemic in terms of project cancellations, we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $50.8 million from $59.2 million at December 28, 2019 to $8.4 million as of September 25, 2021 and approximately $15.9 million from $24.3 million as of December 26, 2020 to $8.4 million as of September 25, 2021. We expect the majority of our backlog to be completed within 12 months. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing volatility in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of September 25, 2021 we had one project that had $2.7 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations. For example, on July 12, 2021, one of our major customers filed bankruptcy after suspending operations during the second quarter of 2021, which led to our recording of a $1.4 million bad debt reserve and a $0.5 million reduction in backlog as of September 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
June 27, 2021 to July 24, 2021	—	—	—	$—
July 25, 2021 to August 28, 2021	—	—	—	$—
August 29, 2021 to September 25, 2021	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of September 25, 2021, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

10.1	ENGlobal Corporation 2021 Long Term Incentive Plan	Schedule 14A	Appendix A	7/15/2021	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

Dated: November 4, 2021
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

